Form 10-Q
period 1995-09-30
WSFS FINANCIAL CORP
filed 1995-11-14
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1995
                               ---------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     ------------------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


838 Market Street, Wilmington, Delaware                      19899
---------------------------------------                   ---------
(Address of principal executive offices)                  (Zip Code)


                                 (302) 792-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X   NO
                                                -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1995:

Common Stock, par value $.01 per share                      14,509,298
--------------------------------------                 ---------------------
            (Title of Class)                            (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                                Page
                                                                                ----
Item 1.  Financial Statements

         Consolidated Statement of Operations for the Three and Nine Months
         Ended September 30, 1995 and 1994 (Unaudited) .......................    3

         Consolidated Statement of Condition as of September 30, 1995
         (Unaudited) and December 31, 1994 ...................................    4

         Consolidated Statement of Cash Flows for the Nine Months Ended
         September 30, 1995 and 1994 (Unaudited) .............................    5

         Notes to the Consolidated Financial Statements for the Three and Nine
         Months Ended September 30, 1995 and 1994 (Unaudited) ................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................    8


                           PART II. Other Information



Item 6.  Exhibits and Reports on Form 8-K ....................................   20

Signatures ...................................................................   21

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                 Three Months Ended                   Nine Months Ended
                                                                     September 30,                      September 30,
                                                                 ------------------                -----------------------
                                                                 1995           1994               1995               1994
                                                                ------         ------             ------             ------
                                                                                       (Unaudited)
                                                                       (Dollars in Thousands, Except Per Share Data)
Interest income:
   Interest and fees on loans............................   $    18,861      $   14,969        $   53,515        $   42,918
   Interest on mortgage-backed securities................         4,158           3,887            12,739             8,883
   Interest and dividends on investment securities.......           594             829             2,709             2,269
   Other interest income.................................           653           1,240             4,812             4,005
                                                           ------------    ------------     -------------      ------------
                                                                 24,266          20,925            73,775            58,075
                                                           ------------    ------------     -------------      ------------
Interest expense:
   Interest on deposits..................................         8,604           6,937            26,267            19,830
   Interest on Federal Home Loan Bank advances...........         4,116           2,823            10,913             8,398
   Interest on Senior Notes..............................           850             912             2,649             2,728
   Interest on federal funds purchased and securities
     sold under agreements to repurchase.................         1,205             449             3,278               453
   Interest on other borrowed funds......................           146             169               467               504
                                                           ------------    ------------     -------------      ------------
                                                                 14,921          11,290            43,574            31,913
                                                           ------------    ------------     -------------      ------------

Net interest income......................................         9,345           9,635            30,201            26,162
Provision for loan losses................................            47             471             1,054             1,348
                                                           ------------    ------------     -------------      ------------
Net interest income after provision for loan losses......         9,298           9,164            29,147            24,814
                                                           ------------    ------------     -------------      ------------

Other income:
   Gain on sale of deposits..............................        14,247                            14,247
   Loan servicing fee income.............................           722             643             2,193             1,785
   Service charges on deposit accounts...................           716             655             2,107             1,812
   Securities gains (losses).............................            75              (6)              246               198
   Other income..........................................           770             472             1,700             1,551
                                                           ------------    ------------     -------------      ------------
                                                                 16,530           1,764            20,493             5,346
                                                           ------------    ------------     -------------      ------------
Other expenses:
   Salaries..............................................         4,368           3,221            11,937             8,982
   Employee benefits and other personnel expense.........         1,614             782             3,560             2,437
   Equipment expense.....................................           339             524               965             1,610
   Data processing expense...............................           577             515             1,690             1,530
   Occupancy expense.....................................           621             570             1,840             1,801
   Marketing expense.....................................           276             387               884             1,088
   Professional fees.....................................            (2)            288               670               998
   Federal deposit insurance premium.....................            42             568             1,041             1,761
   Net costs of assets acquired through foreclosure......           523             514             2,043             1,208
   Other operating expenses..............................         1,460           1,307             4,000             3,881
                                                           ------------    ------------     -------------      ------------
                                                                  9,818           8,676            28,630            25,296
                                                           ------------    ------------     -------------      ------------
Income before taxes......................................        16,010           2,252            21,010             4,864
Income tax provision (benefit)...........................           985            (100)              (80)             (283)
                                                           ------------    ------------     -------------      ------------

Net income...............................................  $     15,025    $      2,352     $      21,090      $      5,147
                                                           ============    ============     =============      ============

Earnings per share.......................................  $       1.02    $        .16     $        1.44      $        .35

Weighted average shares outstanding......................    14,691,473      14,608,868        14,659,508        14,609,643

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION


                                                                                 September 30,          December 31,
                                                                                      1995                  1994
                                                                                 -------------          ------------
                                                                                  (Unaudited)
                                                                                         (Dollars in Thousands)
Assets

Cash and due from banks........................................................   $   29,190            $    31,876
Federal funds sold and securities purchased under agreements to resell.........       22,500                 23,098
Interest-bearing deposits in other banks.......................................        6,630                  9,837
Investment securities held-to-maturity.........................................       34,219                 35,152
Investment securities available-for-sale......................................         6,246                 28,992
Mortgage-backed securities held-to-maturity....................................      227,292                244,165
Mortgage-backed securities available-for-sale..................................       18,159                 18,583
Investment in reverse mortgages, net...........................................       35,263                 32,172
Loans held for sale............................................................        3,068                    253
Loans, net of allowance for loan losses of $ 24,488 at September 30, 1995
  and $21,700 at December 31, 1994.............................................      775,405                710,523
Stock in Federal Home Loan Bank of Pittsburgh, at cost.........................       15,392                 11,314
Assets acquired through foreclosure............................................       12,729                 18,936
Premises and equipment.........................................................        6,447                  8,440
Accrued interest and other assets..............................................       23,497                 22,345
                                                                                  ----------             ----------

Total assets...................................................................   $1,216,037             $1,195,686
                                                                                  ==========             ==========

Liabilities and Stockholders' Equity

Liabilities:
Deposits.......................................................................   $  702,871             $  809,707
Federal funds purchased and securities sold under agreements to repurchase.....       71,958                 56,708
Federal Home Loan Bank advances................................................      306,249                226,284
Senior Notes...................................................................       29,850                 32,000
Other borrowed funds...........................................................        8,971                 12,252
Accrued expenses and other liabilities.........................................       28,502                 13,461
                                                                                  ----------             ----------

Total liabilities..............................................................    1,148,401              1,150,412
                                                                                  ----------             ----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; 10%
  Convertible Preferred Stock, Series 1, 2,000,000 shares authorized; none issued and outstanding.......................................................
Common stock $.01 par value, 20,000,000 shares authorized; issued and outstanding, 14,509,298 at September 30, 1995 and 14,507,098 at
  December 31, 1994............................................................          145                    145
Capital in excess of par value.................................................       57,135                 57,131
Net unrealized losses on securities available-for-sale.........................         (233)                (1,501)
Retained earnings (accumulated deficit)........................................       10,589                (10,501)
                                                                                  ----------             ----------

Total stockholders' equity.....................................................       67,636                 45,274
                                                                                  ----------             ----------

Total liabilities and stockholders' equity.....................................   $1,216,037             $1,195,686
                                                                                  ==========             ==========


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                        1995              1994
                                                                                      -------            ------
                                                                                              (Unaudited)
                                                                                             (In Thousands)
Operating activities:
   Net income.................................................................       $   21,090         $   5,147
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses...............................................            1,054             1,348
      Provision for losses on assets acquired through foreclosure.............              956               (50)
      Depreciation, accretion and amortization................................           (1,083)            1,165
      Increase in accrued interest receivable and other assets................           (3,193)           (3,121)
      Origination of loans held for sale......................................          (18,274)           (8,986)
      Proceeds from sales of loans held for sale..............................           15,534            10,848
      Gain on sale of deposits................................................          (16,553)
      Loss on property and equipment liquidation related to from deposit sale.            2,312
      Increase in accrued interest payable on deposits and other liabilities..           14,073             6,605
      Other, net..............................................................               43            (1,177)
                                                                                     ----------         ---------
Net cash provided by operating activities.....................................           15,959            11,779
                                                                                     ----------         ---------

Investing activities:
   Net decrease in interest-bearing deposits in other banks...................            3,207            14,781
   Maturities of investment securities held-to-maturity.......................              929             4,445
   Sales of investment securities available-for-sale..........................           63,493            34,628
   Purchases of investment securities held-to-maturity........................          (39,973)          (10,000)
   Purchases of investment securities available-for-sale......................                            (29,971)
   Repayments of mortgage-backed securities held-to-maturity..................           16,509            32,130
   Repayments of mortgage-backed securities available-for-sale................            1,496             1,343
   Purchases of mortgage-backed securities held-to-maturity...................                           (260,105)
   Repayments of reverse mortgages............................................            9,422             4,254
   Disbursements for reverse mortgages........................................          (11,641)           (4,384)
   Sales of loans.............................................................            6,196               611
   Purchases of loans.........................................................          (48,856)           (5,846)
   Net increase in loans......................................................          (22,306)          (15,334)
   Net increase in stock of Federal Home Loan Bank of Pittsburgh..............           (4,078)           (3,936)
   Sales of assets acquired through foreclosure...............................            6,639             8,360
   Disbursements for assets acquired through foreclosure......................             (201)           (2,935)
   Other, net.................................................................              636            (1,120)
                                                                                     ----------         ---------
Net cash used for investing activities........................................          (18,528)         (233,079)
                                                                                     ----------         ---------

Financing activities:
   Net decrease in demand and savings deposits................................          (22,265)           (9,798)
   Net increase in certificates of deposit and time deposits..................          110,534               270
   Sale of deposits, net......................................................         (180,758)
   Net increase in federal funds purchased and securities sold under agreements
    to repurchase.............................................................           15,250            80,083
   Receipts from additional other borrowed funds..............................          120,000           230,000
   Repayments of other borrowed funds.........................................          (41,330)         (131,107)
   Repurchase of Senior Notes.................................................           (2,150)
   Issuance of common stock resulting from options exercised..................                4                13
                                                                                     ----------         ---------
Net cash provided by (used for) financing activities..........................             (715)          169,461
                                                                                     ----------         ---------
Decrease in cash and cash equivalents.........................................           (3,284)          (51,839)
Cash and cash equivalents at beginning of period..............................           54,974           109,898
                                                                                     ----------         ---------
Cash and cash equivalents at end of period....................................        $  51,690         $  58,059
                                                                                     ==========         =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
    Interest..................................................................        $  31,263          $ 23,624
    Income taxes, net.........................................................            2,322               644
   Loans transferred to assets acquired through foreclosure, net..............            5,336            11,885
   Net unrealized gains (losses) on securities available-for-sale, net of tax.            1,268            (1,088)

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

WSFS Financial Corporation (the "Corporation") is the parent company of Wilmington Savings Fund Society, FSB (the "Bank"). The consolidated financial statements for the three and nine months ended September 30, 1995 include the accounts of the parent company, the Bank and its wholly owned subsidiaries, Star States Development Company, WSFS Credit Corporation, 838 Investment Group, Inc.(formerly Star States Financial Services, Inc.), Community Credit Corporation, Providential Home Income Plan, Inc. and Star States Pennsylvania Corporation (SSPA). SSPA is the parent company of Fidelity Federal Savings and Loan Association, a federally-chartered stock savings and loan association.

The consolidated statement of condition as of September 30, 1995, the consolidated statement of operations for the three and nine months ended September 30, 1995 and the consolidated statement of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the September 30, 1995 presentation. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1994 Annual Report.

2.  ACQUISITION OR DISPOSITION OF ASSETS

On July 28, 1995, the Corporation's wholly-owned subsidiary, Fidelity Federal Savings and Loan Association, completed the sale of deposits and certain real estate at four of its branches to Commonwealth Savings Bank. Commonwealth assumed approximately $197.3 million of deposit liabilities in exchange for certain branch related assets, loans and cash. The premium paid of the deposit base was 8.52%, subject to certain adjustments at closing. The Corporation reported a gain of approximately $12.5 million, net of taxes, or $.85 per outstanding share from this sale.

The Corporation funded the $177.6 million cash outflow through long-term borrowings of $70.0 million and $63.8 million in brokered CD's. The additional funding was made with short-term borrowings and available liquidity. The average cost of these borrowings was 6.27% per annum compared to 5.11% for the deposit liabilities sold. This transaction is not expected to materially affect results of operations as the increased funding costs are projected to be substantially offset by reductions in operating expenses. Total assets decreased by approximately $45.0 million as a result of this transaction. This transaction allows the Corporation to focus on its primary market area while enhancing capital.

3.  EARNINGS PER SHARE

Earnings per share is computed by dividing income applicable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. These computations include the retroactive recognition of an appropriate equivalent change in the Corporation's capital structure for all periods presented.

4.  ACCOUNTING FOR IMPAIRED LOANS

Effective January 1, 1995, the Corporation adopted Statement of Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and its amendment, SFAS No. 118. This statement requires that impaired loans be measured based on the present value of the expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. Impaired loans as defined in SFAS No. 114 include loans within the Corporation's commercial, commercial mortgage and commercial construction portfolios.

The adoption of SFAS No. 114 had no effect on the results of operations or the financial position of the Corporation since a portion of the allowance for credit losses was allocated to the allowance for impairment losses.

                           WSFS FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

   WSFS Financial Corporation (the "Corporation") is a multiple savings and loan holding company headquartered in Wilmington, Delaware. Substantially, all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the "Bank" or "WSFS"), the largest thrift institution headquartered in Delaware and among the five largest financial institutions in the state on the basis of total deposits. In addition, Star States Pennsylvania Corporation, a subsidiary of the Bank, is the holding company for Fidelity Federal Savings and Loan Association (the "Association") which conducts limited retail operations in Pennsylvania. On July 28, 1995, the Association completed the sale of the deposits of its four branches in the northeast section of Philadelphia, Pennsylvania. The acquiring institution assumed approximately $197.3 million of deposit liabilities in exchange for certain branch related assets, loans and cash. The Corporation reported a gain of approximately $12.5 million, net of taxes, or $.85 per outstanding share. In November 1995, the Bank entered into an agreement to purchase approximately $14.8 million of deposits from a branch located in Dover, Delaware. The Bank expects to complete the transaction early in 1996.

   The Corporation's market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The banking operations of WSFS are presently conducted from 13 retail banking offices located in the greater Wilmington, Delaware area. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily by attracting retail deposits. Deposits are insured by the Federal Deposit Insurance Corporation.

   Additional subsidiaries of the Bank include WSFS Credit Corporation, which is engaged primarily in motor vehicle leasing, and 838 Investment Group, Inc. (formerly Star States Financial Services, Inc.) which markets various insurance products and mutual funds through the Bank's branch system. An additional Bank subsidiary, Star States Development Company, is currently phasing down its real estate investments and developments. In June 1994, the Bank formed a consumer finance subsidiary, Community Credit Corporation ("CCC") which opened its first office in August 1994. CCC specializes in consumer loans secured by first and second mortgages. In November 1994, the Bank acquired Providential Home Income Plan, Inc. ("Providential"), a San Francisco, California-based reverse mortgage lender.

   During 1995, the Corporation has reported higher earnings and continued reductions in nonperforming assets. These operating improvements are the results of earnings and operational strategies the Corporation has undertaken over the last several years. For these reasons, as well as the significant changes and ongoing consolidation in the financial services industry, the Corporation's Board of Directors selected a financial advisor to assist the Board in considering strategic alternatives, including a possible sale of the Corporation. The objective of this committee is to review various courses of action for the Corporation for maximizing shareholder value.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

   Financial Condition

   Total consolidated assets grew $20.4 million during the first nine months of 1995. This increase occurred predominantly in loans and was offset in part by reductions in investment and mortgage-back securities. The growth in loans was primarily attributable to the Bank's purchase of a $47.5 million portfolio of discounted commercial loans and commercial mortgages in July 1995. Repayment and sales activity were the significant factors contributing to the reduction in mortgage-backed and investment securities which totalled $17.3 million and $23.7 million, respectively.

   Although total liabilities increased only $2.0 million between September 30, 1995 and December 31, 1994, there was significant activity between liability categories during the period. Deposits decreased $106.8 million since December 31, 1994. This reduction was primarily due to the sale of the Association's deposits which totalled $197.3 million. This reduction was offset in part with the addition of $63.8 million in brokered certificates of deposit and $8.1 million in deposits from a branch acquisition in the first quarter of 1995. Interest credited to deposits of $10.7 million as well as $7.9 million of other growth also offset this reduction. Federal Home Loan Bank ("FHLB") advances and securities sold under agreements to repurchase increased a combined total of $95.2 million since December 31, 1994. This increase was the result of funding required for the sale of the Association's deposits as well as the purchase of the commercial loan and commercial mortgage portfolio noted previously.

   Capital Resources

   Stockholders' equity increased $22.4 million between December 31, 1994 and September 30, 1995. This increase was primarily the result of net income for the first nine months of 1995 as well as a reduction in net unrealized losses of $1.3 million, net of taxes, on investment and mortgage-backed securities classified as available-for-sale.

   A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of September 30, 1995 follows (dollars in thousands):

                                                     Consolidated          Regulatory
                                                     Bank Capital          Requirement            Excess
                                                --------------------  --------------------  --------------------
                                                          Percent of            Percent of            Percent of
                                                Amount      Assets     Amount     Assets    Amount      Assets
                                                ------    ----------   ------   ----------  ------    ----------

Tangible Capital..........................      $88,929      7.32%     $18,230    1.50%     $70,699      5.82%
Core Capital..............................       88,929      7.32       48,612    4.00       40,317      3.32
Tier 1 Capital............................       88,929     10.29       34,561    4.00       54,368      6.29
Risk-based Capital........................       99,409     11.51       69,123    8.00       30,286      3.51


    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank and Association must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital.

At September 30, 1995 the Bank is classified as a "well capitalized" institution and is in compliance with all regulatory capital requirements. The Association is also in compliance with all regulatory capital requirements.

    The OTS issued a regulation which incorporates an interest rate risk (IRR) component into the risk- based capital calculation. Implementation of this regulation has been postponed until further notice. The IRR component is based on the lowest calculated interest-rate risk capital component for the preceding three quarters. The institution's actual measured IRR is expressed as the change that occurs in its net portfolio value (NPV) as a result of a hypothetical 200 basis point increase or decrease in interest rates, subject to an established floor. Based on the current composition of the Bank's portfolio at September 30, 1995 and the proposed regulation, management believes that no additional capital would be required.

    Liquidity

    The OTS requires institutions, such as the Bank and the Association, to maintain a 5.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At September 30, 1995, the Bank's liquidity ratio was 6.4% compared to 6.2% at December 31, 1994. The Association's liquidity ratio exceeded 100% at September 30, 1995 as a result of the deposit sale previously noted. Additionally, the Corporation is required to maintain a reserve of 100% of the aggregate interest expense for 12 full calendar months on the $29.9 million of 11% Senior Notes. The interest reserve requirement on the Senior Notes at September 30, 1995 was approximately $3.3 million.

NONPERFORMING ASSETS

     The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                     September 30,  December 31,
                                                          1995          1994
                                                     -------------  ------------
                                                        (Dollars in Thousands)
Nonaccruing loans:
   Commercial ....................................       $   570      $ 1,485
   Consumer ......................................           583          593
   Commercial mortgages ..........................         2,217        9,886
   Residential mortgages .........................         3,287        4,620
   Construction ..................................         3,677        3,182
                                                         -------      -------

Total nonaccruing loans ..........................        10,334       19,766
Nonperforming investments in real estate .........         1,252        2,738
Assets acquired through foreclosure ..............        12,729       18,936
                                                         -------      -------

Total nonperforming assets .......................       $24,315      $41,440
                                                         =======      =======

Restructured loans ...............................       $13,712      $13,775
                                                         =======      =======

Past due loans:
   Residential mortgages .........................       $   329      $   152
   Commercial and commercial mortgages ...........           371          240
   Consumer ......................................           158          102
                                                         -------      -------

Total past due loans .............................       $   858      $   494
                                                         =======      =======

Ratios:
   Nonaccruing loans to total loans (1) ..........          1.29%        2.70%
   Allowance for loan losses to total
     gross loans (1) .............................          2.98         2.89
   Nonperforming assets to total assets ..........          2.00         3.47

     (1)  Excludes loans held for sale.


     Nonperforming assets decreased $17.1 million between September 30, 1995 and December 31, 1994. Nonaccruing loan reductions of $7.7 million and $1.3 million in the commercial mortgage and residential mortgage categories, respectively, a $1.5 million decrease in nonperforming investments in real estate and a $6.2 million decrease in assets acquired through foreclosure comprised the majority of the reduction in total nonperforming assets. During the first quarter, a $4.4 million nonaccruing commercial mortgage loan was returned to accrual status and a $2.8 million nonaccruing commercial mortgage loan was transferred to assets acquired through foreclosure after a $744,000 partial charge-off was recorded to the allowance for loan losses. This property was subsequently sold during the third quarter of 1995. The decrease in residential mortgages was the result of

$1.7 million of loans returning to accrual status and the transfer of other loans to assets acquired through foreclosure. As of September 30,1995, the Corporation has significantly reduced the level of assets acquired through foreclosure through sales and collections of properties which totalled $10.5 million, offset in part by additions of $4.8 million. The reduction in the nonaccruing loans to total loans ratio was due to the reductions noted above as well as charge-offs and collection activity. Consequently, the nonperforming assets to total assets ratio also decreased significantly. An analysis of the change in the balance of nonperforming assets is presented below.

                                              Nine Months
                                                 Ended         Year Ended
                                              September 30,    December 31,
                                                  1995             1994
                                              -------------    ------------
                                                       (In Thousands)

Beginning balance ...........................   $ 41,440        $ 51,082
   Additions ................................      5,528          16,732
   Collections ..............................    (10,559)        (17,884)
   Transfers to accrual/restructured status .     (9,728)         (3,151)
   Provisions, charge-offs, other adjustments     (2,366)         (5,339)
                                                --------        --------

Ending balance ..............................   $ 24,315        $ 41,440
                                                ========        ========

   At September 30, 1995, 69.6% of nonperforming assets of the Corporation were comprised of nonperforming assets with a carrying value of $1.0 million or more as compared to 70.9% at December 31, 1994. The table below reflects the stratification of such assets at September 30, 1995 and December 31, 1994.
                                         September 30, 1995    December 31, 1994
                                         ------------------    -----------------
                                           Number               Number
                                          of items  Balance    of items  Balance
                                          --------  -------    --------  -------
                                                  (Dollars in Thousands)

$5 million and over ................          1    $ 6,700          1    $ 6,700
$1 million - $4.99 million .........          5     10,223         10     22,695
$0.5 million - $0.99 million .......          1        503          2      1,437
Under $500,000 .....................        148      6,889        198     10,608
                                            ---    -------        ---    -------

Total nonperforming assets .........        155    $24,315        211    $41,440
                                            ===    =======        ===    =======

   The reductions in the "$1 million - $4.99 million" and "$0.5 million - $0.99 million" categories were due exclusively to the $4.4 million commercial mortgage returned to accrual status and sales of foreclosed assets previously discussed.

   A key element in the Corporation's strategy to manage its loan portfolios is the timely identification of problem loans. The Corporation's loan review system monitors the asset quality of its loans and investments in real estate portfolios as well as facilitates the timely identification of problem loans. This enables the Corporation to take appropriate action and, accordingly, minimize losses. In general, this system utilizes guidelines established by federal regulation; however, there can be no assurance that the levels or the categories of problem loans and assets established by the Bank are the same as those which would result from a regulatory examination.

INTEREST SENSITIVITY

      The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and utilizes a variety of tactics, as needed, to adjust that sensitivity within acceptable tolerance ranges established by management. The excess of interest-earning assets over interest-bearing liabilities that mature within one year (interest-sensitivity gap) increased by $83.5 million to $150.4 million at September 30, 1995. This increase was primarily the result of the sale of the Association's deposits. These deposits were replaced in part with long-term borrowings of $70.0 million and $63.8 million of brokered CD's. Consequently, interest- sensitive assets as a percentage of interest-sensitive liabilities within the "one-year window" increased to 133.2% at September 30, 1995 compared to 112.5% at December 31, 1994. Likewise, the one-year interest sensitivity gap as a percentage of total assets increased to 12.4% at September 30, 1995 from 5.6% at December 31, 1994.

COMPARISON FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Results of Operations

     The Corporation reported net income of $15.0 million for the quarter ended September 30, 1995 compared to net income of $2.4 million for the same quarter in 1994. Earnings per share were $1.02 for the third quarter of 1995 compared to $.16 for the same period last year.

     Earnings for the first nine months of 1995 were $21.1 million as compared to $5.1 million for the same period in 1994. Earnings per share were $1.44 and $.35 for the nine months ended September 30, 1995 and 1994, respectively.

     The significant increase in both quarterly and year-to-date earnings was due to the sale of the deposits of the Association. This resulted in a gain of $14.2 million before taxes and is included in other income. The net gain on sale after taxes and a related one-time expense of $734,000 for a supplemental contribution to the Corporation's 401(k) Plan was approximately $11.8 million. Net interest income was unfavorably impacted by a $1.7 million reduction for an adjustment to the yield on the Corporation's investment in reverse mortgages as well as the affect of the deposit sale. Net interest income was favorably impacted by the acquisition of a $47.5 million portfolio of discounted commercial loans and commercial mortgages in July 1995. Operating expenses increased both quarterly and year-to-date as a result of the supplemental contribution to the 401(k) Plan noted above and increased compensation expense associated with stock appreciation rights, resulting from increases in the Corporation's stock price. These items were offset in part by a reduction in FDIC premiums.

     Net Interest Income

     The tables on the following two pages, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.


                                                                  Three Months Ended September 30,
                                            ----------------------------------------------------------------------------
                                                           1995                                      1994
                                            -----------------------------------     ------------------------------------

                                            Average                      Yield/      Average                      Yield/
                                            Balance       Interest        Rate       Balance         Interest      Rate
                                            -------       --------       ------      -------         --------     ------
Assets
Interest-earning assets:
Loans (1) (2):
   Real estate loans (3)..............      $577,756       $  13,712        9.49%    $   524,843      $   10,744       8.19%
   Commercial loans...................        24,239             748       12.08          24,221             518       8.37
   Consumer loans ....................       183,918           4,354        9.39         159,460           3,695       9.19
                                          ----------      ----------                  ----------     -----------

      Total loans.....................       785,913          18,814        9.58         708,524          14,957       8.44
Mortgage-backed securities (4)........       250,230           4,158        6.65         241,998           3,887       6.42
Loans held for sale (2)...............         2,286              47        8.22             410              12      11.71
Investment securities (4).............        35,929             594        6.61          56,156             829       5.90
Other interest-earning assets (5).....       120,933             653        2.11          68,627           1,240       7.07
                                          ----------      ----------                  ----------     -----------
   Total interest-earning assets......     1,195,291          24,266        8.12       1,075,715          20,925       7.78
                                                          ----------                                 -----------

Allowance for loan losses.............       (25,182)                                    (21,616)
Cash and due from banks...............        24,867                                      26,042
Other noninterest-earning assets......        39,549                                      49,252
                                          ----------                                  ----------
   Total assets.......................    $1,234,525                                  $1,129,393
                                          ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
   Money market and interest-
     bearing demand...................    $   64,285             416        2.58      $   91,549             508       2.20
   Savings............................       159,405           1,038        2.57         200,294           1,119       2.22
   Time...............................       474,719           7,150        5.98         441,552           5,310       4.77
                                          ----------      ----------                  ----------     -----------

     Total interest-bearing deposits..       698,409           8,604        4.89         733,395           6,937       3.75
FHLB advances.........................       269,623           4,116        6.06         195,538           2,823       5.73
Senior Notes..........................        29,850             850       11.39          32,000             912      11.40
Other borrowed funds..................        87,662           1,351        6.61          47,539             618       5.20
                                          ----------      ----------                  ----------     -----------

   Total interest-bearing liabilities.     1,085,544          14,921        5.50       1,008,472          11,290       4.48
                                                          ----------                                 -----------
Noninterest-bearing demand deposits...        63,299                                      62,420
Other noninterest-bearing liabilities.        22,026                                      16,885
Stockholders' equity..................        63,656                                      41,616
                                          ----------                                  ----------

   Total liabilities and stockholders'
     equity...........................    $1,234,525                                  $1,129,393
                                          ==========                                  ==========

Excess of interest-earning assets over
   interest-bearing liabilities.......    $  109,747                                  $   67,243
                                          ==========                                  ==========

Net interest and dividend income......                    $    9,345                                 $     9,635
                                                          ==========                                 ===========

Interest rate spread..................                                      2.62%                                      3.30%
                                                                            ====                                       ====

Net interest margin...................                                      3.13%                                      3.58%
                                                                            ====                                       ====

Net interest and dividend income to
   total average assets...............                                      3.03%                                      3.41%
                                                                            ====                                       ====

(1)Nonperforming loans are included in average balance computations.
(2)Balances are reflected net of unearned income.
(3)Includes commercial mortgage loans.
(4)Includes securities available-for-sale.
(5)Includes investment in reverse mortgages.

                                                                   Nine Months Ended September 30,
                                            ----------------------------------------------------------------------------
                                                           1995                                      1994
                                            -----------------------------------     ------------------------------------

                                            Average                      Yield/      Average                      Yield/
                                            Balance       Interest        Rate       Balance         Interest      Rate
                                            -------       --------       ------      -------         --------     ------
Assets
Interest-earning assets:
Loans (1) (2):
   Real estate loans (3)..............      $554,618      $   38,705        9.30%     $  527,343     $    30,865       7.80%
   Commercial loans...................        25,094           2,218       11.66          22,452           1,325       7.78
   Consumer loans ....................       176,726          12,513        9.47         156,893          10,698       9.12
                                          ----------      ----------                  ----------     -----------

      Total loans.....................       756,438          53,436        9.42         706,688          42,888       8.09
Mortgage-backed securities (4)........       255,817          12,739        6.64         191,447           8,883       6.19
Loans held for sale (2)...............         1,200              79        8.78             478              30       8.37
Investment securities (4).............        55,601           2,709        6.50          52,066           2,269       5.81
Other interest-earning assets (5).....       106,528           4,812        5.96          89,865           4,005       5.88
                                          ----------      ----------                  ----------     -----------

   Total interest-earning assets......     1,175,584          73,775        8.37       1,040,544          58,075       7.44
                                                          ----------                                 -----------

Allowance for loan losses.............       (22,811)                                    (22,244)
Cash and due from banks...............        26,141                                      26,673
Other noninterest-earning assets......        47,027                                      47,179
                                          ----------                                  ----------

   Total assets.......................    $1,225,941                                  $1,092,152
                                          ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
   Money market and interest-
     bearing demand...................    $   76,995           1,512        2.63      $   93,139           1,531       2.20
   Savings............................       174,452           3,272        2.51         203,020           3,360       2.21
   Time...............................       487,170          21,483        5.90         442,210          14,939       4.52
                                          ----------      ----------                  ----------     -----------

     Total interest-bearing deposits..       738,617          26,267        4.75         738,369          19,830       3.59
FHLB advances.........................       240,880          10,913        6.06         183,266           8,398       6.13
Senior Notes..........................        30,999           2,649       11.39          32,000           2,728      11.37
Other borrowed funds..................        79,583           3,745        6.27          23,261             957       5.49
                                          ----------      ----------                  ----------     -----------

   Total interest-bearing liabilities.     1,090,079          43,574        5.33         976,896          31,913       4.36
                                                          ----------                                 -----------

Noninterest-bearing demand deposits...        63,421                                      61,415
Other noninterest-bearing liabilities.        17,849                                      13,701
Stockholders' equity..................        54,592                                      40,140
                                          ----------                                  ----------

   Total liabilities and stockholders'
     equity...........................    $1,225,941                                  $1,092,152
                                          ==========                                  ==========

Excess of interest-earning assets over
   interest-bearing liabilities.......    $   85,505                                  $   63,648
                                          ==========                                  ==========

Net interest and dividend income......                    $   30,201                                  $   26,162
                                                          ==========                                  ==========

Interest rate spread..................                                      3.04%                                      3.08%
                                                                            ====                                       ====

Net interest margin...................                                      3.43%                                      3.35%
                                                                            ====                                       ====

Net interest and dividend income to
   total average assets...............                                      3.58%                                      3.19%
                                                                            ====                                       ====

(1)Nonperforming loans are included in average balance computations.
(2)Balances are reflected net of unearned income.
(3)Includes commercial mortgage loans.
(4)Includes securities available-for-sale.
(5)Includes investment in reverse mortgages.

   Net interest income decreased $290,000 between the quarters ended September 30, 1995 and 1994. Between the nine months ended September 30, 1995 and 1994, net interest income increased $4.0 million. The difference between both periods was primarily due to rate variances. The rising interest rate environment between periods and the continued reduction in the level of nonperforming assets were key factors contributing favorably to net interest income. Net interest income was also favorably impacted by an investment growth strategy which was implemented in phases throughout the first three quarters of 1994. In addition, the Bank's acquisition of a $47.5 million portfolio of discounted commercial loans and commercial mortgages in July 1995 contributed favorably to net interest income. The weighted average yield on this acquired portfolio is approximately 18%.

   During the third quarter of 1995, the deposit sale and an adjustment to the yield on the Corporation's investment in reverse mortgages unfavorably impacted net interest income. The deposit sale impact was the result of the higher level of liquidity maintained prior to the consummation of the transaction. In addition, net interest income was unfavorably impacted as lower costing retail deposits were replaced with higher rate borrowings. A $1.7 million reduction in interest income on the Corporation's investment in reverse mortgages was the result of reductions in the yield reflecting changes in the underlying assumptions regarding current and future real estate values.

   The recent moderate changes in interest rates have not had, nor are expected to have, a material impact on the Corporation's earnings or financial position. In addition, because of the "asset-sensitive" position of the Corporation (after the sale of the Association's deposits), a moderate increase or decrease in interest rates is not expected to have a material affect on net interest income.

   Provision for Loan Losses

   The following table presents a summary of the changes in the allowance for loan losses during the periods indicated:
                                            Nine Months Ended      Year Ended
                                            September 30, 1995  December 31,1994
                                            ------------------  ----------------

                                                    (Dollars in Thousands)

Beginning balance .........................      $21,700            $23,613
Balance at acquisition for discounted
   commercial mortgages ...................        2,600
Provision for loan losses .................        1,054              1,683

Charge-offs:
   Residential real estate ................          141                 24
   Commercial real estate (1) .............          787              3,168
   Commercial .............................           67              1,021
   Consumer (2) ...........................          393                514
                                                 -------            -------
     Total charge-offs ....................        1,388              4,727
                                                 -------            -------

Recoveries:
   Residential real estate ................            1                 29
   Commercial real estate (1) .............          291                486
   Commercial .............................           83                322
   Consumer (2) ...........................          147                294
                                                 -------            -------
     Total recoveries .....................          522              1,131
                                                 -------            -------

     Net charge-offs ......................          866              3,596
                                                 -------            -------

Ending balance ............................      $24,488            $21,700
                                                 =======            =======

Net charge-offs to average gross loans
   outstanding, net of unearned income (3)           .15%               .51%
                                                 =======            =======

(1)  Includes commercial mortgages and construction loans.
(2)  Includes lease financings.
(3)  Ratio for the nine months ended September 30, 1995 is annualized.

     The provision for loan losses decreased $294,000 between the nine months ended September 30, 1995 and 1994. The reduction is due in part to the decrease in nonperforming loans and management's continuing review of the loan portfolio. The ratio of net charge-offs to average gross loans outstanding (net of unearned income) was .15% for the nine months ended September 30, 1995 compared to .51% for the year ended December 31, 1994. This decrease reflects the reduction in net charge-offs between periods.

     Other Income and Expenses

     Other income increased $14.8 million between the third quarters of 1995 and 1994 and $15.1 million between the nine months ended September 30, 1995 and 1994. This significant increase resulted predominantly from a pretax gain of $14.2 million on the sale of the Association's deposits. Also favorably impacting both the three and nine month periods was income from an investment in a limited partnership which totalled $236,000. In addition higher loan servicing fee income and service charges on deposits in 1995 also contributed to the increase in other income. The rise in loan servicing fee income reflects the purchase of Providential in the fourth quarter of 1995 as well as an increase in fee income associated with lease financing. Service charges on deposits reflect a higher level of deposits subject to service charges combined with an increase in the Corporation's fee structure.

     Other expenses increased $1.1 million between the third quarter of 1995 and 1994. This increase was attributable to higher salaries and employee benefit expenses offset in part by lower professional fees and federal deposit insurance premiums. The increase in salaries of $1.1 million between comparable quarters was due to a $724,000 increase in compensation expense associated with stock appreciation rights, resulting from increases in the Corporation's stock price, as well as increased incentive compensation. Employee benefits increased $832,000 between quarters and resulted primarily from a supplemental contribution of $734,000 to the employee 401(k) Plan related to the sale of the Association's deposits. FDIC insurance premiums were $526,000 lower than the same quarter of 1994 and resulted from a premium reduction of approximately 80%, including a retroactive adjustment to June 1, 1995 and the sale of the Association's deposits. The decrease in professional fees of $290,000 was due to lower levels of problem assets and reimbursements of legal fees previously expensed.

     Other expenses increased $3.3 million between the nine months ended September 30, 1995 and 1994. Salaries, employee benefit expenses and the net costs of foreclosed assets, which increased $3.0 million, $1.1 million and $835,000, respectively, over the comparable period in 1994, were the major factors contributing to this rise. Partially offsetting these increases were reductions of $720,000 and $645,000 in FDIC insurance premiums and equipment expenses. Consistent with the quarterly results, salaries for the nine months ended September 30, 1995 were impacted by compensation expense related to stock appreciation rights and increased incentive compensation along with increased staffing levels during the first half of 1995. Employee benefits were significantly impacted by the previously discussed supplemental contribution of $734,000 to the employee 401(k) Plan. The increase in the net costs of foreclosed assets was primarily due to an increase of $1.0 million in the provision for losses on foreclosed assets. The reduction in FDIC insurance premiums resulted from a rate reduction discussed above. Equipment expenses in 1994 reflect amortization and computer conversion costs which ended in December of 1994.

     Management continues to review existing operations as well as other income opportunities in order to enhance earnings. Accordingly, other income and expenses may fluctuate during the year as a result of the review process. In addition, the sale of the Association's deposits and certain branch related assets and real estate are expected to reduce operating expense levels. Also, further increases in the Corporation's stock price could unfavorably impact compensation expense related to stock appreciation rights.

     Various regulatory bodies including Congress are currently suggesting several legislative proposals to strengthen the deposit insurance system and the disparity in insurance premiums paid by Savings Association Insurance Fund
(SAIF) members and Bank Insurance Fund (BIF) members. One such proposal includes a one-time special assessment to SAIF members followed by a merger of the two funds and other changes. Since the Bank is a member of BIF, this proposed assessment would only be applicable to deposits purchased by the Bank which are SAIF insured. No prediction can be made at this time as to how this legislation will be resolved, and if resolved, what the effect on the Corporation's results of operations will be.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Corporation recorded a provision for income taxes during the quarter ended September 30, 1995 of $985,000 compared to an income tax benefit of $100,000 for the same quarter in 1994. For the nine months of 1995 and 1994, the Corporation recorded tax benefits of $80,000 and $283,000.

     The higher tax expense for the three months ended September 30, 1995 is due to the higher level of earnings from the sale of the Association's deposits which resulted in higher levels of state and local income taxes. These higher levels of income taxes were offset by federal tax benefits resulting from adjustments to the valuation allowance recorded against the Corporation's deferred tax asset. The Corporation accounts for income taxes in accordance with SFAS No. 109 which requires the recording of deferred income taxes for the tax consequences of "temporary differences" including the future use of the Corporation's net operating loss carryforwards. Such carryforwards approximate $21.0 million at September 30, 1995. Approximately $18.8 million of these NOL's are limited and can only be utilized by Providential. The Corporation's other net operating loss carryforwards were created as a result of prior years' operating losses.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision (benefit) for incomes taxes accordingly. Management expects that additional tax benefits may be recorded if the Corporation's future levels of operating earnings are sufficient to recognize additional tax benefits.

PART II.  OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

   (a)       None

   (b)       No current reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WSFS FINANCIAL CORPORATION





Date:   November 14, 1995        /s/        MARVIN N. SCHOENHALS
                                 -----------------------------------------------
                                              Marvin N. Schoenhals
                                 Chairman, President and Chief Executive Officer



Date:   November 14, 1995        /s/          R. WILLIAM ABBOTT
                                 -----------------------------------------------
                                              R. William Abbott
                                         Executive Vice President and
                                           Chief Financial Officer