Form 10-K
period 1995-12-31
WSFS FINANCIAL CORP
filed 1996-03-29
CIK 828944

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
               For the transition period from _______ to __________


                         Commission file number 0-16668

                        --------------------------------

                           WSFS FINANCIAL CORPORATION

                        --------------------------------

             Delaware                                         22-2866913
------------------------------------------------------------------------------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification Number)

  838 Market Street, Wilmington, Delaware                       19899
------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number, including  area code   (302) 792-6000

                        --------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X     NO
                                                -----      -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing prices of the registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation System as of March 15, 1996 was $67,170,429. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and certain beneficial owners.

   As of March 15, 1996, there were issued and outstanding 14,386,598 shares of the registrant's common stock.
                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 1996 are incorporated by reference in Part III hereof.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS


                                     Part I
                                                                                                Page
                                                                                                -----
 Item 1.       Business.......................................................................     3

 Item 2.       Properties.....................................................................    28

 Item 3.       Legal Proceedings..............................................................    29

 Item 4.       Submission of Matters to a Vote of Security Holders............................    29

                                     Part II

 Item 5.       Market for Registrant's Common Equity and Related Stockholder
                  Matters.....................................................................    30

 Item 6.       Selected Financial Data........................................................    31

 Item 7.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................    32

 Item 8.       Financial Statements and Supplementary Data....................................    50

 Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure........................................................    90

                                    Part III

 Item 10.      Directors and Executive Officers of the Registrant.............................    90

 Item 11.      Executive Compensation.........................................................    90

 Item 12.      Security Ownership of Certain Beneficial Owners and Management.................    90

 Item 13.      Certain Relationships and Related Transactions.................................    90

                                     Part IV

 Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K................    91

 Signatures...................................................................................    93



                                     PART I


Item 1.  Business

GENERAL

         WSFS Financial Corporation ("Company" or "Corporation") is a thrift holding company whose principal subsidiary is Wilmington Savings Fund Society, FSB (the "Bank" or "WSFS") which operates 14 branches in the Wilmington and Dover, Delaware area. Founded in 1832, the Bank is the largest thrift institution headquartered in Delaware. Reflecting its long history, the Bank estimates that it has customer relationships with almost 51,000 households, or 24%, in its principal market area of New Castle County, Delaware.

         The Company has no business operations independent of WSFS and its subsidiaries. Through WSFS and its subsidiaries, the Company is currently engaged in a variety of lending services, including residential, consumer and commercial lending primarily in Delaware. The principal business of the Bank consist of the solicitation of deposits through its branch networks to provide funds for lending and investment activities. In connection with its conversion to a federal savings bank in 1983, the Bank retained its then-authorized powers as a Delaware-chartered mutual savings bank. Under the Office of Thrift Supervision ("OTS") regulations, the Bank may exercise any authority it was allowed to exercise as a mutual savings bank under state laws and regulations at the time of its conversion to a federal savings bank. In exercising such "grandfathered" powers, the Bank may continue to comply with applicable state laws and regulations in effect at the time of its conversion to a federal charter except as otherwise determined by the OTS. The Bank, however, may not use its grandfathered powers to engage in activities to a greater degree than would be allowed under the most liberal construction of either state or federal law or regulation. The Bank's grandfathered powers could be assumed by any other institution that acquires the Bank by consolidation or merger. The Bank has previously used its grandfathered powers to authorize investments above otherwise applicable limits in subsidiaries engaged in activities such as real estate and insurance brokerage. The Bank has divested certain of these subsidiaries in order to focus on the traditional savings bank businesses of lending to consumers and small businesses in its primary market area.

         As a federally chartered savings institution, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank as insurer of its deposits. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. See "Regulation" for a further discussion of certain of these regulatory requirements.

         During the 1980's, the Bank pursued an aggressive growth and diversification strategy acquiring the largest real estate brokerage business in Delaware, B. Gary Scott, Inc. in 1985, a Maryland automobile fleet leasing company, Anderson Leasing, Inc. in 1988 and Fidelity Federal Savings and Loan Association ("Fidelity Federal" or "Association") in 1990. In addition, the Bank significantly increased its exposure to commercial real estate, both as a lender and as an equity participant through its real estate development subsidiary. As a result of operating losses related to deterioration in the Company's loan portfolios, real estate investments and acquisitions, the Bank failed to meet certain regulatory capital requirements and the Board of Directors reorganized management by terminating several executive officers and appointing a new chairman of the board who was directed to head a search committee for new management. The Company took a number of steps to address the asset quality and capital problems that resulted from this previous business strategy.

         Consistent with these goals, the Company undertook an extensive restructuring during 1991. This included the sales of loans, investment securities, mortgage servicing rights, certain real estate, subsidiary operations and the deposit accounts of eight branches. These sales combined with expense reduction initiatives resulted in net earnings of $11.3 million in 1991, the highest in the Company's history at the time. During 1992 and 1993, the Company's earnings stabilized as the economy began to improve and interest rates decreased. In 1992, the Company completed an offering of convertible preferred stock which increased capital by $11.8 million. Such funds were utilized to recapitalize the Bank. In December 1993, the Company completed a private placement of $32.0 million in 11% Senior Notes to provide funds for an additional capital infusion into the Bank. As a result of this capital infusion, the Bank was in compliance with all currently applicable capital requirements and it was released from the Capital Directive on December 29, 1993. The Bank's improved capital position has also allowed the Company to undertake an expansion of its business activities. During 1994, the Bank formed a new consumer finance subsidiary specializing in second mortgage lending and acquired Providential Home Income Plan, Inc. an originator of reverse annuity mortgages. During 1994, the Corporation reported operating income of $8.1 million, which was at that time the highest operating earnings in the Corporation's history. Rising interest rates combined with investment growth strategies contributed significantly to earnings during 1994.

         During 1995, the Corporation's subsidiary, Fidelity Federal, completed the sale of its deposits and certain real estate of four branches which allowed the Corporation to further focus on its primary market area and continue to enhance capital. As a result, the Bank recognized a gain of $12.4 million, net of taxes and a supplemental contribution to the Corporation's 401(k) Plan. The Association's remaining operations were merged into the Bank in November 1995. The Corporation recorded total earnings of $27.0 million in 1995 of which $14.6 million was from operations. Both amounts represent new record earnings levels in the Corporation's 164-year history.

         These continued improvements in income from operations are the results of earnings and operational strategies the Corporation has undertaken over the last several years. For these reasons, as well as the significant changes and ongoing consolidation in the financial services industry, the Corporation's Board of Directors selected a financial advisor to assist the Board in considering strategic alternatives, including a possible sale of the Corporation. On March 4, 1996, the Board of Directors announced its intention to operate the Corporation as an independent financial institution.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

         Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in "Results of Operations" included in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA"), incorporated herein by reference.

INVESTMENT ACTIVITIES

         The Bank is able to invest in various securities, including U.S. Treasury obligations and securities of various government agencies, municipal and state obligations, corporate debt obligations, short-term money market instruments and preferred stock. The primary purposes of the Company's short-term investment portfolio are to provide collateral for borrowings and to meet liquidity requirements. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:


                                                                        December 31,
                                           -----------------------------------------------------------------------
                                                   1995                      1994                      1993
                                           ---------------------     ---------------------     -------------------
                                           Amount        Percent     Amount        Percent     Amount      Percent
                                           ------       --------     -------       -------     ------      -------
                                                                (Dollars In Thousands)

Held-to-Maturity:
-----------------
Corporate bonds.........................   $ 16,748      1.4%        $ 19,077       1.6%       $ 23,054      2.3%
U.S. Government and agencies............                               10,000       0.9
State and political subdivisions........      5,542      0.4            6,075       0.5          11,175      1.1
Other investments.......................         88                                               5,216      0.5
                                           --------     ----         --------       ---        --------      ---
                                             22,378      1.8           35,152       3.0          39,445      3.9
                                           --------     ----         --------       ---        --------      ---

Available-for-Sale:
-------------------
U.S. Government and agencies............                               23,028       1.9          14,901      1.5
State and Political subdivisions........        891      0.1              761       0.1
Other investments.......................      5,503      0.4            5,203       0.4
                                           --------      ---         --------       ---          ------      ---
                                              6,394      0.5           28,992       2.4          14,901      1.5
                                           --------      ---         --------       ---          ------      ---

Short-term investments:
-----------------------
  Federal funds sold and
    securities purchased
    under agreements to resell..........     31,500      2.6           23,098       1.9          78,599      7.9
  Interest-bearing deposits in
    other banks (1).....................      4,568      0.4            9,536       0.8          25,836      2.6
                                           --------      ---         --------       ---        --------      ---
                                             36,068      3.0           32,634       2.7         104,435     10.5
                                           --------      ---         --------       ---        --------     ----
                                           $ 64,840      5.3%        $ 96,778       8.1%       $158,781     15.9%
                                           ========      ===         ========       ===        ========     ====

(1) Interest-bearing deposits in other banks does not include deposits with a maturity greater than one year.


         During the 1980's, the Bank began restructuring its balance sheet to reduce sensitivity to interest-rate fluctuations. Consequently, long-term investment securities have gradually been reduced. In 1995, U.S. Government securities available-for-sale were sold, and an FHLB step-up bond (held-to-maturity) was called. The reduction of corporate and state and political subdivision bonds were due to maturities and calls. In 1994, an FHLB step-up bond was purchased in the amount of $10 million and U.S. Government securities were purchased in the amount of $15 million. During 1993, the corporate and municipal bond portfolios were reduced primarily as a result of early redemptions or calls. Certain of the proceeds were reinvested into treasury securities and also into a fund which invests in adjustable rate mortgage-backed securities issued by governmental agencies.

         The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 1995. Substantially all of the related interest and dividends represent taxable income. Yields on tax-exempt obligations are calculated on the basis of actual yields and not on a tax-equivalent basis.




                                                                                At December 31, 1995
                                                                                ---------------------
                                                                                Amount          Yield
                                                                                ------          -----
                                                                                (Dollars in Thousands)

         Held-to-Maturity:
         -----------------
         Corporate bonds:
           Within one year.......................................................   $   200        5.75%
           After one but within five years.......................................     3,471        5.93
           After five but within ten years.......................................     6,224        7.27
           After ten years.......................................................     6,853        7.20
                                                                                   --------

                                                                                     16,748        6.94
                                                                                   --------


         State and political subdivisions (1):
           Within one year.......................................................       805        4.87
           After one but within five years.......................................     4,688        4.97
           After ten years.......................................................        49        6.75
                                                                                   --------


                                                                                      5,542        4.97
                                                                                   --------

         Other...................................................................        88        6.55
                                                                                   --------

         Total debt securities, held-to-maturity.................................    22,378        6.45
                                                                                   --------

         Available-for-Sale:
         -------------------
         U.S. Government and agencies:
           Within one year.......................................................     5,503        4.96
                                                                                   --------


         State and political subdivisions (1):
           After ten years.......................................................       891        5.35
                                                                                   --------

         Total debt securities, available-for-sale...............................     6,394        5.01
                                                                                   --------

         Short-term investments:
         -----------------------
           Deposits with other banks.............................................     4,568        5.65
           Federal funds sold and securities
             purchased under agreements to resell................................    31,500        5.30
                                                                                   --------
                                                                                     36,068        5.34
                                                                                   --------
                                                                                   $ 64,840        6.23%
                                                                                   ========

(1) Yields on state and political subdivisions are not calculated on a tax-equivalent basis since substantially all bonds are taxable and pledged to a municipal bond unit trust.


         In addition to the foregoing investment securities, the Company has maintained an investment portfolio of mortgage-backed securities. The portfolio of CMO's decreased dramatically during 1993 as a result of the high rate of prepayments of the underlying mortgages. Certain of these proceeds were utilized to purchase approximately $22.1 million of GNMA mortgage-backed securities with adjustable rates. These securities were classified as held-for-sale at December 31, 1993 and subsequently reclassified to available-for-sale in 1994 in accordance with SFAS No. 115. During 1995, the reduction in the mortgage-backed securities was due to principal repayments.

         The following table sets forth the book values of mortgage-backed securities and their related weighted average stated rates at the end of the last three fiscal years.


                                                                               December 31,
                                                 ---------------------------------------------------------------------
                                                         1995                     1994                     1993
                                                 ---------------------    -------------------        -----------------
                                                                         (Dollars in Thousands)

                                                 Stated                    Stated                    Stated
                                                 Amount       Rate         Amount       Rate         Amount       Rate
                                                 ------       ----         ------       ----         ------       ----
Held-to-Maturity:
-----------------
Collateralized mortgage obligations...........   $72,222      7.72%       $ 78,847      7.82%       $ 19,370      6.53%
GNMA..........................................     1,718      7.11           1,941      6.40           2,276      6.74
FHLMC.........................................    73,197      6.22          81,864      6.28             536      5.01
FNMA..........................................    72,590      6.30          81,513      6.34
                                                --------      ----        --------      ----        --------      ----
 ..............................................  $219,727      6.75%       $244,165      6.80%       $ 22,182      6.52%
                                                ========      ====        ========      ====        ========      ====

Available-for-Sale:
-------------------
GNMA..........................................  $ 17,405      6.44%       $ 18,583      6.41%       $ 21,568      4.68%
                                                ========      ====        ========      ====        ========      ====


LENDING ACTIVITIES

         Traditionally, the majority of a thrift institution's loan portfolio has consisted of first mortgage loans on residential properties. However, as a result of various legislative and regulatory changes since 1980, the commercial and consumer lending powers of the Bank increased substantially. Consequently, the Bank initiated a diversification strategy in fiscal year 1984 which included a significant increase in commercial real estate lending. Commercial real estate lending was discontinued in 1990 and only originations required by previous funding commitments were made. In 1994, however; the Bank began to originate small business commercial real estate loans in its primary market area. The Bank's current lending activity is concentrated on lending to consumers and small businesses in the Mid-Atlantic Region of the United States, which has traditionally been the Bank's principal market area.

     The following table sets forth the composition of the Corporation's loan portfolio by type of loan at each of the dates indicated. Other than as disclosed below, the Company had no concentrations of loans exceeding 10% of total loans at December 31, 1995:



                                                                        December 31,
                                                -----------------------------------------------------------
                                                          1995                                1994
                                                ------------------------             ----------------------
                                                Amount           Percent             Amount         Percent
                                                ------           -------             ------         -------
                                                                   (Dollars in Thousands)
Residential real estate (1)..................    $276,926          35.0%            $260,442          36.6%
Commercial real estate:
 Commercial mortgage........................      293,979          37.1              259,112          36.6
 Construction...............................       29,959           3.8               25,603           3.6
                                                ---------         -----             --------         -----
   Total commercial real estate.............      323,938          40.9              284,715          40.2
Commercial..................................       23,894           3.0               25,188           3.5
Consumer....................................      114,265          14.4               91,182          12.8
Lease financings............................       98,840          12.5               89,095          12.5
                                                ---------        ------             --------         -----

 Gross loans................................      837,863         105.8              750,622         105.6

Less:
 Unearned income............................       21,512           2.7               18,146           2.6
 Allowance for loan losses..................       24,167           3.1               21,700           3.0
                                                ---------         -----            ---------         -----

   Net loans................................     $792,184         100.0%            $710,776         100.0%
                                                 ========         =====             ========         =====




                                                                                   December 31,
                                                  ----------------------------------------------------------------------------
                                                             1993                      1992                      1991
                                                  ------------------------     --------------------       --------------------
                                                   Amount         Percent       Amount     Percent        Amount        Percent
                                                  -------         -------       ------     -------        ------        -------
                                                                              (Dollars in Thousands)

Residential real estate (1)..................     $235,213          34.2%      $254,936      33.4%        $257,109        31.0%
Commercial real estate:
 Commercial mortgage........................       273,375          39.8        288,248      37.7          298,820        36.1
 Construction...............................        28,978           4.2         40,528       5.3           56,915         6.9
                                                  --------         -----      ---------     -----        ---------       -----
   Total commercial real estate.............       302,353          44.0        328,776      43.0          355,735        43.0
Commercial..................................        21,276           3.0         33,891       4.4           41,487         5.0
Consumer....................................        93,845          13.7        123,924      16.2          155,958        18.8
Lease financings............................        72,941          10.6         61,750       8.1           58,516         7.1
                                                  --------         -----      ---------     -----        ---------       -----

 Gross loans................................       725,628         105.5        803,277     105.1          868,805       104.9

Less:
 Unearned income............................        14,523           2.1         13,215       1.7           13,239         1.6
 Allowance for loan losses..................        23,613           3.4         26,263       3.4           26,975         3.3
                                                 ---------        ------      ---------     -----        ---------       -----

   Net loans................................      $687,492         100.0%      $763,799     100.0%        $828,591       100.0%
                                                  ========         =====       ========     =====         ========       =====


(1)  Includes $4,401, $257, $1,965, $2,994 and $4,046 of residential mortgage loans held-for-sale at December 31, 1995, 1994, 1993, 1992 and 1991, respectively.

       The following table sets forth information as of December 31, 1995 regarding the dollar amount of loans maturing in the Company's loan portfolio, including scheduled repayments of principal, based on contractual terms to maturity. In addition, the table sets forth the dollar amount of loans maturing during the indicated periods, based on whether the loan has a fixed- or adjustable-rate. Loans having no stated maturity or repayment schedule are reported in the one year or less category.


                                            Less than           One to            Over
                                            One Year          Five Years       Five Years       Total
                                           ----------        ------------      ----------     ---------
                                                                      (In Thousands)

Real estate loans (1).....................  $ 60,165          $205,512         $300,827        $566,504
Construction loans........................    21,395             7,622              942          29,959
Commercial loans..........................    10,217            10,708            2,969          23,894
Consumer loans............................    55,081            36,336           22,848         114,265
Lease financings..........................    21,998            76,842             --            98,840
                                            --------          --------         --------        --------
                                            $168,856          $337,020         $327,586        $833,462
                                            ========          ========         ========        ========

Rate sensitivity:
  Fixed...................................  $ 51,158          $189,730         $ 88,229        $329,117
  Adjustable..............................   117,698           147,290          239,357         504,345
                                            --------          --------         --------        --------
                                            $168,856          $337,020         $327,586        $833,462
                                            ========          ========         ========        ========

(1)  Includes commercial mortgage loans.

         The above schedule does not include any prepayment assumptions. Although prepayments tend to be highly dependent upon the current interest rate environment, management believes that the actual repricing and maturity of the loan portfolio is significantly shorter as a result of prepayments than is reflected in the above table.

         Residential Real Estate Lending. WSFS originates residential mortgage loans with loan-to-value ratios up to 95%; however, the Bank generally requires private mortgage insurance for up to 25% of the mortgage amount on mortgage loans whose loan-to-value ratio exceeds 80%. The Bank does not have any significant concentrations of such insurance with any one insurer. On a limited basis, the Bank originates loans with loan-to-value ratios exceeding 80%without a private mortgage insurance requirement. At December 31, 1995, the balance of all such loans was approximately $15.0 million of which $4.8 million related to lending intended to satisfy the requirements of the Community Reinvestment Act. Generally, residential mortgage loans originated or purchased are underwritten and documented in accordance with standard underwriting criteria published by FNMA and/or FHLMC to assure maximum eligibility for subsequent sale in the secondary market; however, unless loans are specifically designated for sale, the Company holds newly originated loans in portfolio for long-term investment. Among other things, the institution requires title insurance, insuring the priority of its lien and fire and extended coverage casualty insurance for the properties securing the residential loans. All properties securing residential loans made by the Bank are appraised by independent appraisers selected by the Bank and subject to review in accordance with Bank standards.

         The majority of adjustable-rate loans currently originated have interest rates that adjust every year, with the change in rate limited to two percent at any adjustment date. The adjustments are generally based upon a margin (currently 2.75 percent) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board. Generally, the maximum rate on these loans is up to six percent above the initial interest rate. The Bank generally underwrites adjustable-rate loans under standards consistent with private mortgage insurance and secondary market criteria. The Bank does not originate adjustable-rate mortgages with payment limitations that could produce negative amortization.

Consistent with industry practice in its market area, the Bank has originated adjustable-rate mortgage loans with initially discounted interest rates that generally adjust to the fully indexed rate at the first adjustment period. All such loans are underwritten at the fully-indexed rate.

         The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps mitigate the Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate mortgages will adjust sufficiently to compensate for increases in the Bank's cost of funds during periods of extreme interest rate increases.

         The original contractual loan payment period for residential loans originated is normally 10 to 30 years. Because borrowers may refinance or prepay their loans without penalty, such loans normally remain outstanding for a substantially shorter period of time. First mortgage loans customarily include "due-on-sale" clauses on adjustable- and fixed-rate loans, which are provisions giving the institutions the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Due-on-sale clauses are an important means of adjusting the rate on existing fixed-rate mortgage loans to current market rates. The Bank enforces due-on-sale clauses through foreclosure and other legal proceedings to the extent available under applicable laws.

         Commercial Real Estate and Commercial Lending. As a federal savings bank, the Bank is permitted to invest up to 400% of its consolidated capital in nonresidential real estate loans and up to 10% of its assets in commercial loans. Prior to 1994, the Bank had been operating under a Capital Plan and was subject to the terms and conditions of a Capital Directive. Consequently, WSFS had discontinued the origination of commercial real estate loans other than renewal of performing loans or funding outstanding commitments. Beginning in 1994, however,the Bank began to originate small business commercial real estate loans in its primary market area.

         WSFS has offered commercial real estate mortgage loans on multi-family and other commercial real estate. Generally, loan-to-value ratios for such loans do not exceed 80% of appraised value. Due to softening of the commercial real estate market in the early 1990's; however, current loan-to-value ratios may effectively be in excess of 80%.

         Prior to the restrictions noted above, the Bank offered commercial construction loans to developers. These loans were made as "construction/permanent" loans, which provided for disbursement of loan funds during construction and automatic conversion to permanent loans upon completion of construction. Such construction loans were made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate and adjusted periodically as the Bank's prime rate changed. The loan appraisal process includes the same criteria as required for permanent mortgage loans as well as completed plans, specifications, comparables and cost estimates. These items are used, prior to approval of the credit, as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals are to be reviewed independent of the commercial lending area. Generally, the loan-to-value ratio for construction loans does not exceed 80%. The initial interest rate on the permanent portion of the financing is determined based upon the prevailing market rate at the time of conversion to the permanent loan. At December 31, 1995, $35.3 million was committed for construction loans, of which $24.8 million had been disbursed.

         The Bank's commercial lending, excluding real estate loans, includes loans for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes. These loans generally range in amounts up to approximately $1.5 million, and their terms range from less than one year to ten years. The loans generally carry variable interest rates indexed to the Bank's prime rate at the time of closing. The Bank intends to continue originating commercial loans to small businesses in its primary market area.

         Commercial, commercial mortgages and construction lending entails significant risk as compared with residential mortgage lending. These loans typically involve larger loan balances concentrated in single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the commercial real estate market or in the economy generally. The majority of the Bank's commercial and commercial real estate loans are concentrated in Delaware and surrounding areas. Construction loans involve risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which, due to various factors, is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to accurately estimate the total loan funds required to complete a project and or determine the related loan-to-value ratios.

         Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25%, if the additional incremental 10% is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. One large extension of credit by the Bank is limited by this 15% of capital restriction. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 1995, no borrower had collective outstandings exceeding the above limits; however, an existing loan that exceed these limits does not have to be terminated or divested since the legality of a loan is determined when it is made and is not affected by subsequent legislative events.

         Consumer Lending. Consumer loans (not including certain consumer loans such as home equity lines of credit and other residential real estate secured loans) may be made in an amount up to 35% of the Bank's assets. The Company intends to emphasize consumer lending in the future as a means of enhancing portfolio yields and capitalizing on existing customer relationships.

The table below sets forth consumer loans by type and lease financings outstanding, in dollar amounts and percentages, at the dates indicated.

                                                                      December 31,
                                              ----------------------------------------------------------
                                                        1995                              1994
                                              -------------------------         ------------------------
                                                                  (Dollars in Thousands)
                                               Amount          Percent            Amount         Percent
                                               ------          -------            ------         -------

Equity secured installment loans........      $52,793           24.8%            $34,088           18.9%
Home equity lines of credit.............       36,817           17.3              40,727           22.6
Automobile..............................       12,701            6.0               1,951            1.1
Unsecured lines of credit...............        7,017            3.3               3,683            2.0
Other...................................        4,937            2.3              10,733            6.0
                                             --------          -----            --------          -----
                                              114,265           53.7              91,182           50.6

Lease financings .......................       98,840           46.3              89,095           49.4
                                             --------          -----            --------          -----
Total consumer loans and
  lease financings......................     $213,105          100.0%           $180,277          100.0%
                                             ========          =====            ========          =====


                                                                                 December 31,
                                                  -------------------------------------------------------------------------------
                                                          1993                       1992                        1991
                                                  -----------------------    --------------------        ------------------------
                                                                            (Dollars in Thousands)
                                                  Amount        Percent       Amount     Percent          Amount         Percent
                                                  ------        -------       ------     -------          ------         -------

Equity secured installment loans........          $24,485          14.7%       $46,715      25.1%          $56,312         26.3%
Home equity lines of credit.............           47,060          28.2         58,104      31.3            71,009         33.1
Automobile..............................            2,567           1.5          4,313       2.3             6,636          3.1
Unsecured lines of credit...............            4,070           2.5          4,409       2.4             5,014          2.3
Other...................................           15,663           9.4         10,383       5.6            16,987          7.9
                                                 --------         -----       --------     -----          --------        -----
                                                   93,845          56.3        123,924      66.7           155,958         72.7

Lease financings .......................           72,941          43.7         61,750      33.3            58,516         27.3
                                                 --------         -----       --------     -----          --------        -----

Total consumer loans and
  lease financings......................         $166,786         100.0%      $185,674     100.0%         $214,474        100.0%
                                                 ========         =====       ========     =====          ========        =====

         The primary consumer loan products of the Company are equity secured installment loans and home equity lines of credit. With a home equity line of credit the borrower is granted a line of credit up to 75% of the appraised value (net of any senior mortgages) of the residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time. At December 31, 1995, the Bank had extended a total of $93.1 million in home equity lines of credit, of which $36.8 million had been drawn at that date. Home equity lines of credit offer federal income tax advantages (in certain circumstances, the interest paid on a home equity loan remains deductible) and the convenience of their checkbook access and revolving credit features. Over the past few years, however, home equity lines of credit have decreased as low interest rates offered on mortgage loans have enabled consumers to refinance their mortgages and consolidate debt. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave it inadequately secured, the Company has not had any adverse experience to date.

         Beginning in 1988, the focus of WSFS Credit Corporation ("WCC"), formerly Star States Leasing Corporation, has been to originate finance type leases. These leases are secured by motor vehicles and originated through automobile dealerships. During 1995, WCC originated more than 1,400 leases which approximated $33.6 million in new assets. Such leases have been a growing component of the consumer loan portfolio.

         Loan Originations, Purchase and Sales. WSFS has traditionally engaged in lending activities primarily in Delaware and contiguous areas of neighboring states although, as a federal savings bank, the Bank may originate, purchase and sell loans throughout the United States. WSFS has also purchased limited amounts of loans from outside its normal lending area when such purchases are deemed appropriate and consistent with the Bank's overall policies. The Bank originates fixed- and adjustable-rate residential real estate loans through banking offices. In addition, WSFS has established relationships with correspondent banks, mortgage brokers and real estate developers for loan referrals.

         During 1995, WSFS originated $87 million of residential real estate loans compared to 1994 originations of $68 million. From time to time, the Bank has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the northeast region of the United States totalled $14 million and $6 million while residential real estate loan sales totaled $38 million and $13 million for the years ended December 31, 1995 and 1994, respectively. While the Bank generally intends to hold loans for the foreseeable future, WSFS, beginning in 1989, has undertaken to sell newly originated fixed-rate mortgage loans in the secondary market to control the interest sensitivity of its balance sheet. During the second half of 1993 the Corporation began to hold for investment certain of its fixed-rate mortgage loans, with terms under 30 years, originated in accordance with current asset/liability management strategies.

         The Bank serviced for others approximately $229 million of residential loans at December 31, 1995 compared to $180 million at December 31, 1994. The Company also services residential loans for its portfolio totalling $187 million and $246 million at December 31, 1995 and 1994.

         The Bank originates commercial real estate and commercial loans through the Bank's commercial lending department. Commercial loans are made for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes and also include business loans secured by nonresidential real estate. During 1995, the Bank originated $91 million of commercial and commercial real estate loans compared to $50 million in 1994. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans. Also during 1995, the Bank purchased a $47.5 million portfolio of discounted commercial loans and commercial mortgages.

         The Bank's consumer lending is conducted primarily through the branch offices and is supported by a consumer credit department credit investigation unit. WSFS originates a variety of consumer credit products, including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans. During 1995, such consumer loan originations aggregated $72 million compared to $55 million in 1994. See "Consumer Lending" for discussion regarding consumer loan originations.

         All loans to one borrower exceeding $500,000 in aggregate must be approved by a management loan committee. Minutes of the management loan committee meetings and individual loans exceeding $1.0 million approved by the management loan committee are subsequently reviewed by the Executive Committee and Board of Directors of WSFS, with separate approval needed for all loans to any borrower who has direct or indirect outstanding commitments in excess of $1.5 million or for any additional advances or extensions on loans previously classified by the Bank's regulatory authorities or the Bank's Asset Review Department. Officers of the Bank have authority to approve smaller loans in graduated amounts, depending upon their experience and management position.

         Fee Income from Lending Activities. The Bank realizes interest and loan fee income from lending activities, including fees for originating loans and for servicing loans and loan participations sold. The institutions also receive commitment fees for making commitments to originate construction, residential and commercial real estate loans. Additionally, each entity receives loan fees related to existing loans, which include prepayment charges, late charges and assumption fees.

         The Bank offers a range of loan commitments for which fees are charged depending on lengths of the commitment periods. As part of the loan application, the borrower also pays the Bank for out-of-pocket costs in reviewing the application, whether or not the loan is closed. The interest rate charged on the mortgage loan is normally the prevailing rate at the time the loan application is approved.

         Loan fees that are considered adjustments of yield in accordance with generally accepted accounting principles are reflected in interest income and represented an immaterial amount of interest income during the three years ended December 31, 1995. Loan fees other than those considered adjustments of yield are reported as loan fee income, a component of other income.

LOAN LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES

         The Company's results of operations are negatively impacted by nonperforming assets, which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest.

         The Company endeavors to manage its loan portfolio to identify problem loans as promptly as possible and take actions immediately which will minimize losses. To accomplish this, the Bank's Asset Review Department monitors the asset quality of the Company's loan and investment in real estate portfolios and reports such information to the Chief Financial Officer and the Executive Committee of the Board of Directors.

SUBSIDIARIES

         During the 1980's, the Company sought to expand its sources of noninterest income and its market area primarily through its investments in subsidiaries. The Company's policy was to exercise the Bank's generally broad investment authority to invest in subsidiaries which were considered complementary to its traditional savings bank activities. As a result of the Bank's failure to comply with minimum regulatory capital requirements in 1990, it became subject to restrictions on asset growth, lending and capital distributions, among other things. Consequently, the Company consolidated and/or divested of certain subsidiary operations, thereby restructuring its balance sheet and focusing on its core banking businesses.

         At December 31, 1995, WSFS had five wholly owned, first-tier subsidiaries which were engaged in leasing, real estate development, reverse mortgages, consumer finance and insurance brokerage. WSFS is the sole investor in and primary lender to its non-bank subsidiaries. At December 31, 1995, it had $9.0 million invested in the equity of these companies and had lent them an additional $115.1 million.

         WSFS Credit Corporation, formerly Star States Leasing Corporation, which commenced operations in 1974, provides leasing for consumer and business motor vehicles and equipment as well as consumer loans. Prior to 1988, its business had been concentrated in the northern Delaware area, but in 1988 it began expanding its motor vehicle leasing base by originating direct financing leases through automobile dealerships in Pennsylvania, New Jersey and Maryland as well as Delaware. WSFS Credit Corporation underwrites all leases originated through automobile dealers in accordance with underwriting criteria generally consistent with those of the Bank and the leasing industry. WSFS Credit Corporation's total assets at December 31, 1995 and 1994 were $96.0 million and $76.7 million, respectively.

         Star States Development Company was formed in March 1985 with the objective of engaging in residential real estate projects through either wholly owned subsidiaries or investments in joint ventures. Star States Development Company's investments in the projects are in the form of nonrecourse, first mortgage loans, in return for which Star States Development Company is entitled to receive repayment of principal and interest, and to share, at an agreed upon percentage, in the profits of the project. The activities of Star States Development Company are currently limited to the phase down of its existing real estate investments and projects.

         838 Investment Group, Inc. (formerly Star States Financial Services, Inc.) was formed in 1989. This subsidiary markets various insurance products, such as single-premium annuities and whole life policies, and mutual funds to Bank customers through the Bank's branch system.

         Community Credit Corporation (CCC), a consumer finance subsidiary, was formed in June 1994 to provide fixed- and adjustable-rate consumer loans secured by first and second mortgages. Loans made by CCC are most often used by the borrower to consolidate debt, including an existing mortgage, or fund home improvements. The type of borrower targeted by CCC has a credit history that may limit their access to credit, given the relatively rigid lending guidelines used by most financial institutions. The first office of CCC was opened August 1994 in Delaware.

         Providential Home Income Plan, Inc. (Providential) is a San Francisco-based reverse mortgage lender. The Bank acquired Providential in November 1994 for approximately $24.4 million. The acquisition was accounted for by the purchase method of accounting; accordingly, Providential's results are included in the Corporation's consolidated statement of operations for the period in which Providential was owned. See Note 17 of the Consolidated Financial Statements for a further discussion of reverse mortgages.

         On July 28, 1995, the Corporation's wholly-owned subsidiary, Fidelity Federal completed the sale of deposits and certain real estate at four of its branches to Commonwealth Savings Bank. In November, the remaining operations of Fidelity Federal and its holding company, Star States Pennsylvania, Inc. were merged into WSFS.

SOURCES OF FUNDS

         The Bank funds operations through deposit growth and various borrowing services, including repurchase agreements, federal funds purchased and advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. Loan repayments and investment maturities also provide sources of funds. Loan repayments and investment maturities provide a relatively stable source of funds while certain deposit flows tend to be more susceptible to market conditions. Borrowings are used either for short-term funding of lending activities when loan demand exceeds projections or when deposit inflows or outflows are less than or greater than expected. On a long-term basis, borrowings may be used to match against specific loans or to ultimately support business expansion.

         Deposits. The Bank offers various deposit programs to its customers, including passbook and statement savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. The Bank also offers Christmas clubs, Individual Retirement Accounts and Keogh Accounts. In addition, the Bank accepts negotiable rate certificates with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

         The Bank is the second largest independent banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of 14 branches. Thirteen of these branches are located in northern Delaware's New Castle County, the Bank's primary market. These maintain approximately 147,000 total account relationships with approximately 51,000 total households, or 24% of all households in New Castle County, Delaware. The fourteenth and newest branch is in the state capital, Dover, located in central Delaware's Kent County.

         One of the most successful deposit related products developed by the Bank is the WSFS Plan Card, a debit card product. The Plan Card, initiated in 1972, allowed customers to charge purchases made within a proprietary network of merchants. These purchases were then debited to the customers' checking account and a cash rebate was earned on each purchase. In 1991, the Plan Card became a VISA(R) Check Card and as a result, WSFS depositors can now use the Plan Card at all 12 million acceptance locations in the worldwide VISA(R) network.

         The following table sets forth the amount of certificates of deposit of $100,000 or more by time remaining until maturity at the period indicated.

                                             December 31,
                                                 1995
Maturity Period                            ---------------
---------------                             (In Thousands)

Less than 3 months.........................   $ 14,186
Over 3 months to 6 months..................      9,046
Over 6 months to 12 months.................      4,178
Over 12 months.............................     10,110
                                              --------
                                              $ 37,520
                                              ========

         Borrowings. The Company utilizes several sources of borrowings to fund operations. As members of the FHLB of Pittsburgh, the Bank is authorized to apply for advances on the security of their capital stock in the FHLB and certain of their residential mortgages and other assets (principally securities which are obligations of or guaranteed by the United States Government) provided certain standards related to creditworthiness have been met. As a member institution, the Bank is required to hold capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20th of their advances, whichever is greater.

         On December 29, 1993, the Company issued $32.0 million in 11% Senior Notes due December 31, 2005 ("Notes") to certain institutional and accredited investors in a private placement. See Note 9 of the Consolidated Financial Statements for a further discussion of the Notes.

         In December 1984, WSFS conveyed municipal bonds with a book value of $29.0 million to a unit investment trust in exchange for $22.6 million. At December 31, 1995, the outstanding amount on this borrowing was $2.7 million. See Note 9 to the Consolidated Financial Statements for a further discussion of this borrowing.

         The Bank also has access to the federal funds market through member banks of the Federal Reserve. Federal funds are excess reserves (reserves at the federal reserve bank in excess of legal requirements) of member banks. Federal funds are purchased through correspondent banks which act as intermediaries. These transactions are of a short-term nature, generally overnight. The Bank purchases federal funds as needed to meet liquidity requirements. In addition, in December 1993, the Bank secured open end lines of credit with three different brokerage firms, of which none was outstanding at December 31, 1995. Advances on these open end lines of credit can be secured by investments, mortgages or mortgage related securities. There were no federal funds purchased outstanding at December 31, 1995, 1994 or 1993. Federal funds were not purchased during 1995, 1994 and 1993.

         The Company also periodically sells reverse repurchase agreements, which represent indebtedness of the Company arising from the sale of U.S. Treasury and other government agency securities or mortgage-backed securities to commercial banks and securities firms that the Company is obligated to repurchase at specified prices and dates. For regulatory and financial reporting purposes, repurchase agreements are classified as borrowings which are collateralized by the security sold. These agreements have also been used as short-term funding sources to maintain adequate liquidity levels. At December 31, 1995, $56.2 million of these borrowings were outstanding with a weighted average rate of 5.97%. $16.2 million matures in 80 days and $40 million mature in 3 years. The average outstanding during the year was $67.4 million with a weighted average interest rate of 6.24%. The maximum outstanding at any month-end during 1995 was $87.0 million. At December 31, 1994, $56.7 million of these borrowings were outstanding with a weighted average interest rate of 6.35% and maturities of 180 days or less. The average outstanding during 1994 was $29.4 million with a weighted average interest rate of 5.33%. The maximum outstanding at any month-end during 1994 was $80.1 million. The Corporation did not utilize this type of borrowing in 1993.

EMPLOYEES

         At December 31, 1995, the Company and its subsidiaries had 350 full-time equivalent employees, none of whom were represented by a collective bargaining group. Management considers its relations with employees to be satisfactory. The Company currently maintains a comprehensive employee benefit program providing, among other benefits, a 401(k) plan, hospitalization and major medical and dental insurance, paid sick leave, long-term disability insurance and life insurance.

COMPETITION

         The Bank is subject to intense competition in attracting and retaining deposits and in lending funds from commercial banks and, to a lesser extent, other savings banks, savings and loan associations and credit unions. The Bank also competes with other providers of financial services, such as money market and mutual funds, brokerage firms, investment companies, credit companies and insurance companies. The Bank competes for deposits and loans by focusing on customer service and offering a variety of products with competitive interest rates and fees.

REGULATION

Regulation of the Company

                  General. The Company is a registered as savings and loan holding company and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a holding company, the Bank is subject to certain restrictions in its dealings with the Company and other affiliates.

         Regulatory Capital Maintenance/Dividend Agreements. As a condition to obtaining regulatory approval of their acquisitions of the Bank and Fidelity Federal, respectively, the Company and the Bank were required to execute agreements with the predecessor to the OTS with respect to the receipt of dividends from the Bank respectively, and, in the case of the Bank, the maintenance of its regulatory capital. Under the Regulatory Capital Maintenance/Dividend Agreement between the Company and the predecessors to the OTS, the Company agreed to cause the regulatory capital of the Bank to be maintained at a level at or above the Bank's regulatory capital requirement and to infuse sufficient capital to effect compliance with such requirement during the first quarter after which the Bank fails to meet its regulatory capital requirement. The Company further agreed that, without regulatory approval, it would not accept dividends in excess of 50% of the institution's net income for the fiscal year. The Company is permitted to accept dividends of up to 75% of net income if the Bank's ratio of regulatory capital to liabilities would equal 7% or more after payment of the dividend and may accept dividends equal to 100% of net income if such ratio would be 8% or more after the dividend payment. Dividends permitted under the agreement may be deferred and paid in a subsequent year provided that no dividend or repurchase of stock may reduce the Bank's regulatory capital below its regulatory capital requirement. After notice of default, the Company is prohibited from conveying its ownership of the Bank by gift, sale, exchange or otherwise without regulatory approval. If a default is not cured within 90 days and not waived, the predecessor to the OTS was entitled to seek any available remedy and the Company must pay its attorney fees and other reasonable expenses.

         The Company had previously been given notice that it was in default with respect to the Regulatory Capital Maintenance/Dividend Agreement. However, no further action has been taken by the OTS and all such defaults were cured as of December 31, 1993 when the Bank came into compliance with all minimum regulatory capital requirements of the OTS. Because such defaults have been cured, the Company does not anticipate that the OTS will seek any remedies under the Regulatory Capital/Maintenance Dividend Agreement.

         Activities Restrictions. The Board of Directors of the Company has operated the Company as a multiple savings and loan holding company subject to certain activity limitations. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence, or continue after a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business;
(iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company. Upon the merger of Fidelity Federal into the Bank in November 1995, the Corporation became a unitary savings and loan holding company.

         Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affili-ate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may
(i) lend or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

         Savings associations are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), as amended by FIRREA and FDICIA, loans to an executive officer or director or to a greater than 10% stockholder of a savings association and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

         Savings associations are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

         Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

         The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in the formation of a prohibited multi-state multiple savings and loan holding company. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

         The Bank Holding Company Act of 1956 has been amended to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings association is a permissible activity for bank holding companies, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. In approving such an application, the Federal Reserve Board may not impose any restriction on transactions between the savings association and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act.

         A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a BIF member with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings association plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

Regulation of the Bank

         General. As a federally chartered savings institution, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank and the Association must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank as the insurer of deposits. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

         Regulatory Capital Requirements. Under OTS capital regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. The OTS capital rule defines core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for certain purchased mortgage servicing rights. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies ("nonincludable subsidiaries"). As of December 31, 1995, the Bank had no investments in or extensions of credit to nonincludable subsidiaries.

         Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of subsidiaries in which the savings institution holds a minority interest and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1995, the Bank's adjusted total assets for purposes of both the core and tangible capital requirements were $1,217.8 million.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loan and lease loss allowances.

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplemental capital, equal to 8.0% of risk-weighted assets. The Bank was in compliance with all such standards as of December 31, 1995.

         The OTS has recently adopted an amendment to its risk-based capital requirements that will require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. The OTS notified the Bank in 1995 that this proposal has been delayed indefinitely. The Bank has determined that, on the basis of current financial data, it would not be deemed to have more than normal level of interest rate risk under the proposed rule and believes that it will not be required to increase its total capital as a result of the rule.

         Dividend Restrictions. OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or
(b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At December 31, 1994, the Bank and the Association were Tier 1 Associations. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         In response to the Company's request, by letter dated December 3, 1993, the Regional Director of the Northeast Region of the OTS approved the payment of dividends by the Bank in support of the Company's obligations under the Notes, so long as, with respect to each such dividend (i) the Bank would not be "undercapitalized" under the prompt corrective action provisions of the FDI Act and would meet its minimum regulatory capital requirements after payment of such dividend, (ii) dividends are limited to an amount which, when taken together with other capital distributions, does not exceed the lesser of net income earned in the most recent four fiscal quarters or net income earned to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, (iii) continued progress is made by the Bank in the disposition and reduction of classified assets, and (iv) at least thirty days prior notice (and such other notices as may be required by law or regulation) of the declaration of such dividend is provided to the OTS. This letter also notes that the approval contained therein does not constrain the OTS in the future from taking any appropriate action, including, without limitation, restricting future dividend payments based upon safety and soundness concerns.

         Deposit Insurance. The Bank is charged an annual premium by the BIF for federal insurance on its respective insurable deposit accounts up to applicable regulatory limits. The FDIC may establish an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of members.

         The FDIC has established a risk-based assessment system for insured depository institutions which became effective January 1, 1994. The assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Action." Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions will be assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Current law prohibits the BIF and SAIF insurance premiums from being lowered until their respective reserve ratios equal 1.25%. Furthermore, current law prohibits SAIF members from converting to BIF membership, and vice versa, until the SAIF has achieved its designated reserve ratio of 1.25%. In 1995, the FDIC reduced insurance premiums for members of BIF, resulting in members of the SAIF paying premiums that are substantially higher than those charged to members of BIF. The FDIC stated that a premium differential might reduce earnings and impair the ability to raise funds in the capital markets for members of SAIF. It cannot be determined when or how long such increased premiums would continue. The effect of such a reduction should be favorable to WSFS because its deposits are insured by BIF. In 1995, Congress began discussing various proposals designed to alleviate the insurance premium disparity between BIF and SAIF. Included in these proposals is a one-time charge for SAIF deposits which would bring the SAIF reserve levels to the levels at BIF. The effect of this legislation, if any, has not been determined, however, since WSFS is BIF insured it is not expected to result in any material affect on results of operations.

         Prompt Corrective Action. Federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses.

         The OTS adopted regulations, effective December 19, 1992, implementing the prompt corrective action provisions of FDICIA. Under the regulations, the OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk- based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;

(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of tangible equity to total assets of less than 2.0%.

         Proposed Standards for Safety and Soundness. Each federal banking agency is required to establish non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OTS, have established standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, asset growth and compensation, fees, and benefits, and have proposed standards for asset quality and earnings sufficiency. An institution which fails to meet any of these standards, would be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 1995, of $15.9 million. The FHLB of Pittsburgh offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh. Long term advances may only be made for the purpose of providing funds for residential housing finance. At December 31, 1995, the Bank had advances outstanding from the FHLB of $307.2 million.

         Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank was in compliance with applicable liquidity requirements at December 31, 1995.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1995, the Bank met its reserve requirements.

TAXATION

         Federal Income Taxation

         The Company and its subsidiaries, as an affiliated group, file a consolidated corporate income tax return each year for federal income tax purposes. Among other things, a consolidated return allows the affiliated group to avoid or defer tax on certain intercompany distributions and transfers and, under certain circumstances, to reduce the taxable income of one member of the group using the loss generated by another member.

         Thrift institutions such as the Bank are generally subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. Further, thrift institutions which satisfy certain conditions, including the asset composition test under Section 7701(a)(19) of the Code, may determine their bad debt deduction based upon an annual addition to a bad debt reserve (the "reserve method") rather than upon the actual amount of worthless debts arising during the year (the "specific charge-off method"). The Bank maintained a bad debt reserve for tax purposes through 1986 but failed to satisfy the asset composition test in fiscal year 1987 and therefore could not continue to use the thrift bad debt reserve method. Moreover, because the Bank at the time had total assets in excess of $500 million, it could not use the reserve method available to commercial banks but instead was required to switch to the specific charge-off method. As a result of the change to the specific charge-off method, the Bank recaptured into income in 1987 the entire balance of its bad debt reserve.

         For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) 75% of adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, corporations, including thrift institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         As of December 31, 1995, the Company had available net operating loss ("NOL") carryforwards for federal and state tax purposes of approximately $17.1 million and $7.8 million, respectively, which may be used to reduce future income taxes. There are restrictions applicable to approximately $17.1 million of the NOL carryforwards attributable to Providential Home Income Plan, Inc., a 100% wholly owned subsidiary of WSFS which may only be used to offset future taxable income generated on a separate return limitation year ("SRLY") basis. These SRLY losses are additionally limited to two separate changes in control of Providential. Because the restrictions imposed under Section 382 of the Code restrict the annual amount of NOL carryforwards available for use, it could result in the loss of a substantial portion of Providential's NOL due to expiration.

         The Company's federal income tax returns have not been audited. At present, the Company is not aware of any present or pending federal or state tax examinations nor any notice that would materially change the reported amount of tax due.

         See Note 12 to the Consolidated Financial Statements, incorporated herein by reference, for further information regarding taxation.

         State Income Taxation

         As a Delaware corporation, the Company is subject to an annual franchise tax based on the number of shares of common and preferred stock authorized under its Certificate of Incorporation. The Bank and its subsidiaries each file separate state tax returns. The Bank is also subject to annual franchise taxes in Delaware based on its pretax net income.

Item 2. Properties

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 1995.


                                                                                       Net Book Value
                                                                                        of Property
                                                     Owned/      Date Lease             or Leasehold
Location                                             Leased        Expires             Improvements(2)      Deposits
--------                                             -------     ----------            ---------------      --------
                                                                                               (In Thousands)
WSFS(3):
----
Main Office (1)*                                     Owned                             $ 1,963              $174,559
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch*                                 Leased         1998                    68                52,926
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch*                               Leased         1998                    49                19,865
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch*                      Leased         1998                    29                71,379
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch*                Leased         1998                    20                59,155
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch*                Leased         1998                    40                89,093
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch*                   Leased         2000                    16                51,345
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
Tri-State Mall Branch                                Leased         1996                     5                19,054
  I-95 & Naamans Road
  Claymont, DE  19803
Claymont Branch                                      Owned                                  73                24,337
  3512 Philadelphia Pike
  Claymont, DE  19703
University Plaza Shopping Center Branch*             Leased         1998                    17                34,847
  I-95 & Route 273
  Newark, DE  19720
College Square Shopping Center Branch*               Leased         2007                   132                57,345
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch*                Leased         2013                   157                59,656
  Route 13
  New Castle, DE  19720
Middletown Square Shopping Center                    Leased         2015                   168                10,295
  Inside Parkers Thriftway
  701 N. Broad St.
  Middletown, DE 19720
Dover                                                Leased         2000                   108                   174
  Inside Metro Food Market
  Rt 13 & White Oak Road
  Dover, DE  19901
Operations Center                                    Owned                               1,160                  na
  2400 Philadelphia Pike
  Wilmington, DE  19703


                                                                                       Net Book Value
                                                                                        of Property
                                                     Owned/      Date Lease             or Leasehold
Location                                             Leased        Expires             Improvements(2)       Deposits
--------                                             -------     ----------            ---------------       --------
                                                                                               (In Thousands)
WSFS(3):
----


Community Credit Corporation                         Leased         1996                    13                  na
----------------------------
  10 Penn Mart Shopping Center
  New Castle, DE  19720

Providential Home Income Plan, Inc.                  Leased         1997                     0                  na
-----------------------------------
  475 Sansome Street
  Suite 540
  San Francisco, CA  94111                                                                                 ---------

       Total at the Bank                                                                                    $724,030
                                                                                                            ========


* Represents ATM locations.
(1) Includes location of executive offices and approximately $63.8 million in brokered deposits.
(2) The net book value of all the Company's investment in premises and equipment totalled $6.4 million at December 31, 1995.
(3) In March 1995, the Bank acquired $8.1 million of deposits of a branch in Middletown, DE from another savings institution.
(4)  On July 28, 1995, the Bank sold/transferred the deposits at four
     Fidelity Federal branches to Commonwealth Savings Bank of Valley Forge, Pennsylvania.
(5) In February 1996, the Bank acquired $10.5 million of deposits from another financial institution located in Dover, Delaware. These deposits were transferred to the Bank's branch located inside the Metro Food Market in Dover.


Item 3. Legal Proceedings

         There are no material legal proceedings to which the Company or the Bank is a party or to which any of its property is subject except as discussed in Note 14 to the Consolidated Financial Statements for the year ended December 31, 1995.

Item 4.  Submissions of Matters To a Vote of Security Holders

         No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1995 through the solicitation of proxies or otherwise.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         WSFS Financial Corporation's Common Stock is traded on the NASDAQ National Market System under the symbol WSFS. At December 31, 1995, the Corporation had 2,733 common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years. There have been no dividends declared or paid on the Common Stock since the first quarter of 1990. Payment of dividends by the Bank is subject to regulatory restrictions and the covenants of the Senior Notes. For additional information regarding such restrictions, see Note 9 to the Consolidated Financial Statements.

         The closing market price of the common stock at December 31, 1995 was $9.

                                                  Stock Price Range
                                         ---------------------------------
                                         Low                          High
                                         ---                          ----


1995         1st                        $  3 1/2                 $   4 1/4
             2nd                           4                         5 7/8
             3rd                           5 5/8                     8 5/8
             4th                           7 3/8                    10



1994         1st                        $  3 1/4                  $  4 3/8
             2nd                           3 1/4                     4 1/8
             3rd                           3 3/8                     4 1/8
             4th                           3 3/8                     4 1/8

Item 6. Selected Financial Data

                                                             1995         1994        1993         1992        1991
                                                           --------     --------    --------     -------      -------
                                                                  (Dollars in Thousands, except per share data)

At December 31,
---------------
   Total assets....................................      $1,218,826   $1,195,686  $  994,692    $1,010,079  $1,146,533
   Net loans (1)...................................         792,184      710,776     687,492       763,799     828,591
   Investment securities (2).......................          28,772       64,144      54,346        59,585     105,686
   Investment in reverse mortgages, net............          35,614       32,172      24,913
   Securities purchased under agreements
    to resell......................................                        7,098      45,599
   Mortgage-backed securities (2)..................         237,132      262,748      43,750        40,898      12,152
   Deposits........................................         724,030      809,707     806,605       859,147     987,373
   Borrowings (3)..................................         370,795      295,244     107,864       110,673     128,329
   Senior Notes....................................          29,850       32,000      32,000
   Stockholders' equity............................          73,546       45,274      38,693        32,267      15,572
   Number of full-service branches (4).............              14           16          16            16          18

For the Year Ended December 31,
-------------------------------
   Interest income.................................        $ 99,936    $  80,666  $   72,320    $   85,711  $  117,241
   Interest expense................................          58,067       44,652      38,508        55,039      86,166
   Income before extraordinary item................          27,008        8,070       6,359         4,822       7,185
   Net income .....................................          27,008        8,070       6,359         4,822      11,255
   Earnings per share
    Primary:
      Income before extraordinary item.............            1.84          .55         .88           .89        1.49
      Net income ..................................            1.84          .55         .88           .89        2.33
    Fully diluted:
      Income before extraordinary item.............            1.84          .55         .44           .64        1.49
      Net income ..................................            1.84          .55         .44           .64        2.33
   Interest rate spread............................            3.14%        3.11%       3.39%         2.88%       2.45%
   Net interest margin.............................            3.57         3.39        3.64          3.02        2.50
   Return on average equity........................           45.68        19.64       18.12         23.15      127.25
   Return on average assets........................            2.21          .73         .65           .44         .84
   Average equity to average assets................            4.84         3.69        3.57          1.92         .66

(1)  Includes loans held-for-sale.
(2)  Includes securities available-for-sale.
(3) Borrowings consist of FHLB advances, securities sold under agreements to repurchase and municipal bond repurchase obligations.
(4) During 1992, WSFS and Fidelity Federal each closed and consolidated the operations of one branch into other branches. During 1995, WSFS's wholly-owned subsidiary, Fidelity Federal, sold the deposits of four branches. The remaining assets, liabilities and equity were merged into WSFS. Additionally, WSFS opened a new branch and acquired a branch from another institution in 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     WSFS Financial Corporation (the "Corporation") is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially, all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the "Bank" or "WSFS"), the largest thrift institution headquartered in Delaware and among the five largest financial institutions in the state on the basis of total deposits. The Corporation's market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The banking operations of WSFS are presently conducted from 14 retail banking offices located in the Wilmington and Dover, Delaware area. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily by attracting retail deposits and borrowings. Deposits are insured by the Federal Deposit Insurance Corporation.

     Additional subsidiaries of the Bank include WSFS Credit Corporation ("WCC"), which is engaged primarily in motor vehicle leasing, and 838 Investment Group, Inc. (formerly Star States Financial Services, Inc.) which markets various insurance products and mutual funds through the Bank's branch system. In June 1994, the Bank formed a consumer finance subsidiary, Community Credit Corporation ("CCC") which opened its first office in August 1994. CCC specializes in consumer loans secured by first and second mortgages. In November 1994, the Bank acquired Providential Home Income Plan, Inc. ("Providential"), a San Francisco, California-based reverse mortgage lender. An additional subsidiary, Star States Development Company, is currently phasing down its real estate investments and developments.

      The long-term goal of the Corporation is to be a high-performing financial services company focused on its core savings bank business while developing unique niches in retail asset generation. Beginning in 1994, the Corporation focused its efforts on developing new businesses and avenues for asset growth which are expected to yield returns in the future. Toward that end, the Corporation opened the consumer finance subsidiary, CCC, and acquired Providential. These retail investments, combined with the growth in the investment portfolios, have favorably impacted net interest income and earnings since 1994 and are expected to provide favorable returns on investments in the coming years. Such investments for the future were possible since the Bank became "well-capitalized" in the second quarter of 1994. This was largely due to continued operating earnings and the Corporation's capital infusion of $25.2 million of the proceeds of a $32.0 million debt offering which was completed in December 1993. In the third quarter of 1995, the Bank recognized a gain of $12.4 million, net of taxes and a supplemental contribution to the Corporation's 401(k) Plan, from the sale of deposits and certain real estate of four branches of its former bank subsidiary, Fidelity Federal Savings and Loan Association (the "Association"), located in the northeast section of Philadelphia, Pennsylvania. This transaction has allowed the Corporation to focus on its primary market area while enhancing capital.

      During the 1980's, the Corporation had pursued a business strategy of growth and diversification by engaging in such activities as real estate brokerage, vehicle and equipment leasing and real estate development. This prior strategy combined with a recession in the U.S. economy resulted in significant operating and asset quality problems. These problems culminated in a record net operating loss of $85.5 million in 1990. From 1991 through 1993, the Corporation had focused on restructuring its operations to achieve compliance with regulatory capital requirements while reducing nonperforming assets. These efforts resulted in the Bank achieving full regulatory capital compliance by completing the previously discussed debt offering as well as twelve consecutive quarters of earnings. During 1994, earnings continued to improve as the Corporation recorded record earnings from operations of $8.1 million.

      During 1995, the Corporation has reported higher earnings and continued reductions in nonperforming assets. These operating improvements are the result of earnings and operational strategies the Corporation has undertaken over the last several years. For these reasons, as well as the significant changes and ongoing consolidation in the financial services industry, the Corporation's Board of Directors selected a financial advisor to assist the Board in considering strategic alternatives, including a possible sale of the Corporation. On March 4, 1996, the Board of Directors announced its intention to operate the Corporation as an independent financial institution.

      The following discussion focuses on the major components of operations and presents an overview of the significant changes in the Corporation's results of operations for the past three fiscal years and financial condition during the past two fiscal years. This discussion should be reviewed in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     The Corporation recorded earnings of $27.0 million in 1995 of which $14.6 million was from operations. Both amounts represent new record earning levels in the Corporation's 164-year history. Earnings for 1994 and 1993 were $8.1 million and $6.4 million, respectively. The growth in net interest income during the three years ended December 31, 1995 was a significant factor contributing to the Corporation's improved earnings performance. Earnings for 1995 were also significantly impacted by the sale of the Association's deposits in the third quarter of 1995 which resulted in a gain of $12.4 million after taxes and a supplemental contribution to the Corporation's 401(k) Plan. In addition, reductions in nonperforming assets have favorably impacted earnings since 1993.

     Net Interest Income. Net interest income is the most significant component of operating income to the Corporation. Net interest income is reliant upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by regulatory, economic and competitive factors that affect interest rates, loan demand and deposit outflows. The level of nonperforming loans can also impact the interest rate spread by reducing the yield on the loan portfolio.

     Net interest income increased to $41.9 million in 1995 compared with $36.0 million and $33.8 million in 1994 and 1993, respectively. During these three years, the growth in interest-earning assets outpaced interest-bearing liabilities and contributed to the rise in net interest income. The implementation of an investment growth strategy in 1994, the acquisition of a $47.5 million portfolio of discounted commercial loans and commercial mortgages in July 1995 and the reduction in nonperforming assets, also contributed to the growth in net interest income.

       Net interest income can be analyzed in terms of the impact of changing rates and changing volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rates (change in rate multiplied by prior year volume); and (iii) net change. Changes due to the combination of rate and volume changes (changes in volume multiplied by changes in rate) are allocated proportionately between changes in rate and changes in volume.


                                                                   Year Ended December 31,
                                             -----------------------------------------------------------------------
                                                1995 vs. 1994                      1994 vs. 1993
                                             --------------------                ------------------
                                             Volume         Rate       Net       Volume        Rate           Net
                                            --------       -----       ---       ------        ----           ---
                                                                       (In Thousands)
Interest income:
      Real estate loans (1).............    $ 2,970      $ 8,057     $11,027    $ (1,560)     $   163       $ (1,397)
      Commercial loans.................         123          781         904        (508)        (276)          (784)
      Consumer loans...................       2,079          539       2,618        (695)        (454)        (1,149)
      Loans held for sale..............          91           (2)         89        (210)          20           (190)
      Mortgage-backed securities.......       2,714          577       3,291      10,917          153         11,070
      Investment securities (2)........        (240)         511         271        (618)        (618)
      Investment in reverse mortgages...        697       (1,096)       (399)      1,241         (137)         1,104
      Other.............................        287        1,182       1,469        (200)         510            310
                                           --------      -------     -------    --------    ---------      ---------
                                              8,721       10,549      19,270       8,367          (21)         8,346
                                           --------      -------     -------    --------    ---------      ---------

Interest expense:
      Deposits:
         Money market and interest-
            bearing demand.............        (846)         638        (208)        (20)        (214)          (234)
         Savings.......................        (753)         508        (245)        (41)        (721)          (762)
         Time..........................       1,460        5,701       7,161      (1,371)         324         (1,047)
      FHLB of Pittsburgh advances......       4,315          (56)      4,259       6,006       (2,631)         3,375
      Senior notes ...................         (146)          10        (136)      3,606        3,606
      Other borrowed funds............        2,264          320       2,584       1,595         (389)         1,206
                                           --------      -------     -------    --------    ---------       --------
                                              6,294        7,121      13,415       9,775       (3,631)         6,144
                                           --------      -------     -------    --------    ---------       --------
      Net Change......................     $  2,427      $ 3,428    $  5,855    $ (1,408)    $  3,610       $  2,202
                                           ========      =======    ========    ========     ========       ========

(1)  Includes commercial mortgage loans.
(2) No adjustments have been made to restate the yields on tax-exempt obligations to a tax-equivalent basis. The income differential is not material.

     The $5.9 million increase in net interest income between 1995 and 1994 was attributable to both changes in rate of $3.4 million and changes in volume of $2.4 million. The changes in volume and rate reflect the various events and transactions which have occurred between periods. The increase in net interest income of $2.2 million between 1994 and 1993 was primarily attributable to changes in rate of $3.6 million offset in part by changes in volume of $1.4 million. This rate related increase was due to FHLB advances, of which $85.0 million matured in 1994 and were replaced by advances with rates that were approximately 2% lower than the previous rate.

     The following table, in thousands except yield and rate data, provides information regarding the balances of and yields and rates on interest-earning assets and interest-bearing liabilities during the end of the periods indicated and at December 31, 1995. Rates at December 31, 1995 do not reflect yield adjustments, such as premiums and discounts, which are not considered material.


                                                                Year Ended December 31,
                                            --------------------------------------------------------------
                                                       1995                              1994
                                            ----------------------------     -----------------------------
                                            Average               Yield/     Average                Yield/
                                            Balance    Interest    Rate      Balance    Interest     Rate
                                            -------    --------    ----      -------    --------     ----
                                                                    (Dollars in Thousands)
Assets
Interest-earning assets:
Loans (1) (2):
    Real estate loans (3).............    $  563,172 $   53,077   9.42%   $  527,781  $  42,050    7.97%
    Commercial loans..................        24,687      2,837  11.49        23,276      1,933    8.30
    Consumer loans....................       181,323     17,150   9.46       159,127     14,532    9.13
                                         -----------  ---------          -----------  ---------
     Total loans......................       769,182     73,064   9.50       710,184     58,515    8.24

Mortgage-backed securities (4)........       252,269     16,694   6.62       210,301     13,403    6.37
Loans held for sale...................         1,539        128   8.32           445         39    8.76
Investment securities (4).............        48,514      3,367   6.94        52,365      3,096    5.91
Investment in reverse mortgages.......        34,705      2,492   7.18        27,021      2,891   10.70
Other interest-earning assets.........        66,837      4,191   6.27        60,888      2,722    4.47
                                         -----------  ---------          -----------  ---------
    Total interest-earning assets.....     1,173,046     99,936   8.52     1,061,204     80,666    7.60
                                                      ---------                       ---------

Allowance for loan losses.............       (23,201)                        (22,077)
Cash and due from banks...............        25,207                          26,794
Other noninterest-earning assets......        45,963                          46,569
                                         -----------                      ----------
    Total assets......................    $1,221,015                      $1,112,490
                                          ==========                      ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
    Money market and interest-bearing    $    71,257      1,865   2.62     $  91,767     2,073     2.26
     demand
    Savings...........................       168,507      4,253   2.52       200,103      4,498    2.25
    Time..............................       472,941     27,948   5.91       443,401     20,787    4.69
                                         -----------  ---------          -----------  ---------
      Total interest-bearing deposits.       712,705     34,066   4.78       735,271     27,358    3.72

FHLB of Pittsburgh advances...........       259,071     15,679   6.05       187,946     11,420    6.08
Senior notes..........................        30,710      3,499  11.39        32,000      3,635   11.36
Other borrowed funds..................        77,024      4,823   6.26        40,367      2,239    5.55
                                         -----------  ---------          -----------  ---------
    Total interest-bearing liabilities.    1,079,510     58,067   5.38       995,584     44,652    4.49
                                                      ---------                       ---------

Noninterest-bearing demand deposits...        62,880                          61,207
Other noninterest-bearing liabilities.        19,502                          14,605
Stockholders' equity..................        59,123                          41,094
                                         -----------                     -----------
    Total liabilities and stockholders'
     equity                               $1,221,015                      $1,112,490
                                          ==========                     ===========

Excess of interest-earning assets
    over interest-bearing liabilities.    $   93,536                      $   65,620
                                          ==========                      ==========
Net interest and dividend income......               $   41,869                       $  36,014
                                                     ==========                       =========
Interest rate spread..................                            3.14%                            3.11%
                                                                  ====                             ====
Net interest margin...................                            3.57%                            3.39%
                                                                  ====                             ====
Net interest and dividend income to
    total average assets..............                            3.43%                            3.24%
                                                                  ====                             ====




                                             Year Ended December 31,        At December 31,
                                           -----------------------------  -------------------
                                                    1993                         1995
                                           -----------------------------  -------------------
                                           Average              Yield/
                                           Balance   Interest    Rate    Balance        Rate
                                           -------   --------    ----    -------        ----

Assets
Interest-earning assets:
Loans (1) (2):
    Real estate loans (3).............   $  547,271 $   43,447    7.94%  $  588,450        8.55%
    Commercial loans..................       29,148      2,717    9.32       23,823       10.01
    Consumer loans....................      166,716     15,681    9.41      199,733        9.26
                                         ----------  ---------           ----------
     Total loans......................      743,135     61,845    8.32      812,006        8.51

Mortgage-backed securities (4)........       38,914      2,333    6.00      237,132        6.91
Loans held for sale...................        2,862        229    8.00        4,345        7.69
Investment securities (4).............       62,817      3,714    5.91       28,772        6.21
Investment in reverse mortgages.......       15,502      1,787   11.53       35,614       11.56
Other interest-earning assets.........       66,067      2,412    3.65       52,128        5.91
                                         ----------  ---------           ----------
    Total interest-earning assets.....      929,297     72,320    7.78    1,169,997        8.27
                                                     ---------
Allowance for loan losses.............      (24,582)                        (24,167)
Cash and due from banks...............       26,797                          31,135
Other noninterest-earning assets......       51,215                          41,861
                                         ----------                      ----------
    Total assets......................   $  982,727                      $1,218,826
                                         ==========                      ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
    Money market and interest-bearing   $   92,580       2,307    2.49   $   57,312       2.73
     demand
    Savings...........................     201,677       5,260    2.61      153,931       2.47
    Time..............................     472,432      21,834    4.62      442,545       5.70
                                         ----------  ---------           ----------
      Total interest-bearing deposits.     766,689      29,401    3.83      653,788       4.66

FHLB of Pittsburgh advances...........      96,541       8,045    8.33      307,206       6.03
Senior notes..........................         263          29   11.00       29,850      11.39
Other borrowed funds..................      13,061       1,033    7.91       63,589       6.08
                                         ----------  ---------           ----------
    Total interest-bearing liabilities.    876,554      38,508    4.39    1,054,433       5.32
                                                     ---------

Noninterest-bearing demand deposits...      57,143                           70,242
Other noninterest-bearing liabilities.      13,936                           20,605
Stockholders' equity..................      35,094                           73,546
                                         ----------                      ----------
    Total liabilities and stockholders'
     equity                             $  982,727                       $1,218,826
                                        ==========                       ==========

Excess of interest-earning assets
    over interest-bearing liabilities.  $   52,743
                                        ==========
Net interest and dividend income......             $   33,812
                                                   ==========
Interest rate spread..................                          3.39%
                                                                ====
Net interest margin...................                          3.64%
                                                                ====
Net interest and dividend income to
    total average assets..............                          3.44%
                                                                ====


(1)  Nonperforming loans are included in average balance computations.
(2)  Balances are reflected net of unearned income.
(3)  Includes commercial mortgage loans.
(4)  Includes securities available for sale.

    Interest income and expense increased $19.3 million and $13.4 million, respectively, between 1995 and 1994. In general, the interest rate environment between periods, growth in interest-earning assets and the continued reduction in the level of nonperforming assets were key factors contributing favorably to net interest income. The increase in net interest income year over year was also attributable to the full year impact of the investment growth strategy which was implemented in phases throughout the first three quarters of 1994. In addition, the Bank's acquisition of a $47.5 million portfolio of discounted commercial loans and commercial mortgages in July 1995 contributed favorably to net interest income. The weighted average yield on this acquired portfolio is approximately 18%.

    The above favorable items were partially offset by the Association's deposit sale and an adjustment to the yield on the Corporation's investment in reverse mortgages which occurred in the third quarter of 1995. The unfavorable impact of the deposit sale was the result of the higher level of liquidity maintained prior to the consummation of the transaction. In addition, net interest income was unfavorably impacted as lower costing retail deposits were replaced with higher rate borrowings. A $1.7 million reduction in interest income on the Corporation's investment in reverse mortgages was the result of reductions in the yield reflecting changes in the underlying assumptions regarding current and future real estate values.

    Between 1994 and 1993, interest income and expense increased $8.3 million and $6.1 million, respectively. These increases were due in part to the implementation of the investment growth strategy during 1994 and the issuance of the 11% Senior Notes in December 1993.

    Prevailing economic conditions greatly influence net interest income and the levels of interest-earning assets and interest-bearing liabilities. Management anticipates a moderate decline in interest rates in the early part of 1996 as economic growth stabilizes. The projected interest rate environment in conjunction with current asset/liability management strategies are anticipated to favorably impact net interest income.

         Provision for Loan Losses. The Corporation considers, among other things, identifiable and inherent risks in its loan portfolio in periodically establishing the amount of the provision for loan losses, and the amount of the allowance for loan losses. Such risks are determined based upon an ongoing review of the loan portfolio, which includes the identification and assessment of adverse situations that may affect borrowers' debt servicing ability, an analysis of overall portfolio quality and prior loan loss experience as well as an appraisal of current and expected economic trends and conditions. Accordingly, the allowance for loan losses is maintained at a level which management deems adequate to provide for potential losses.

      The provision for loan losses decreased from $1.7 million in 1994 to $1.4 million in 1995. The $2.6 million provision in 1993 was due to the effects of certain nonaccruing loans including the addition of one nonperforming asset totalling $9.3 million. The Corporation's continued efforts to resolve and collect problem loans, including nonaccrual and restructured loans, during 1995 resulted in the lowest level of nonaccruing loans since 1988.

      The allowance for loan losses was $24.2 million at December 31, 1995, an 11.4% increase from the level reported at December 31, 1994. The loan loss allowance as a percentage of total loans remained level at 2.90% versus 2.89% in 1995 and 1994, respectively. During the third quarter of 1995, a $2.6 million allowance was established on a commercial/commercial real estate portfolio purchased at discounted prices.

      During 1996, the Corporation will continue to adjust the provision for loan losses periodically as necessary to maintain the allowance for loan losses at what is deemed to be an adequate level, based on the previously discussed criteria. As the provision is primarily a function of credit quality, changes in the provision for loan losses are contingent upon the economic conditions of the Corporation's market area and the economic prospects of borrowers.

      Other Income. Other income grew $15.4 million during 1995 to $22.6 million. This significant increase resulted predominantly from a pretax gain of $14.2 million on the sale of the Association's deposits during the third quarter of 1995. Other income for 1995 was also favorably impacted by growth in loan servicing fees and services charges on deposits which increased $590,000 and $288,000, respectively.

      Other income declined $760,000 between 1994 and 1993 to $7.2 million. The most significant factor contributing to this decline was gains on the sales of mortgage loans which were $675,000 lower in 1994. This decline was attributable to the slowdown of loan originations in 1994 as compared to 1993 when a strong refinance market existed. Conversely, an increase in leasing activity during 1994 contributed to a rise in loan servicing fees of $485,000.

      Other Expenses. Other expenses increased $2.9 million during 1995 to $37.3 million. Significant increases occurred in salaries, employee benefits and the net costs of assets acquired through foreclosure. These increases were partially offset by reductions in the deposit insurance premium, equipment and marketing expenses as well as professional fees.

      Salaries increased $3.7 million during 1995. The rise in salaries is primarily attributable to an increase of $2.6 million in incentive related compensation. Included in such compensation were higher expenses associated with stock appreciation rights, resulting from the significant rise in the Corporation's stock price during 1995. Employee benefits, which increased $1.1 million during 1995, included a supplemental contribution of $734,000 to the employee 401(k) Plan related to the sale of the Association's deposits. During 1994, salary levels were $1.7 million higher than 1993. This increase was due to higher staffing levels and an incentive plan which was implemented in 1994. Staffing increases in 1994 resulted from the Corporation's investments in new businesses such as CCC and Providential. The increase of $290,000 in employee benefits during 1994 corresponds to the rise in salaries. Salaries and benefits are expected to remain somewhat level in 1996.

      Equipment expenses decreased $887,000 in 1995 and $64,000 in 1994. The decrease between 1995 and 1994 reflect computer conversion costs which were fully amortized by the end of 1994. Equipment expenses are expected to remain level through 1996.

      Marketing expenses decreased $420,000 between 1995 and 1994. These cost reductions reflect savings from the Association's deposit sale as well as management efforts to control costs. The increase in marketing expenses between 1994 and 1993 were attributable to management's efforts to promote its retail banking operations. Marketing expenses are expected to decline in 1996.

      Professional fees were reduced $502,000 during 1995 and $491,000 in 1994. These decreases are primarily the result of a steady reduction in nonperforming assets over the past several years. As the level of professional fees are partially reliant upon the level of problem assets, future changes in these expenses are dependent upon the level of such assets.

      Federal deposit insurance premiums decreased $1.2 million in 1995 and $197,000 in 1994. The decrease in 1995 reflects an approximately 80% reduction in such premiums assessed by the FDIC. The decrease in 1994 reflects lower deposit levels between 1994 and 1993. Since the Bank is currently considered well-capitalized by the OTS, FDIC premiums are expected to be nominal in 1996.

         The net costs of foreclosed assets increased $924,000 between 1995 and 1994. This increase was due entirely to the increase in the provision for losses on foreclosed assets which increased $927,000 in 1995. Conversely, the provision for losses on foreclosed assets, which declined $2.0 million between 1994 and 1993 was the primary factor contributing to the $1.4 million reduction in the net costs of foreclosed assets during 1994. Due to the reduction of nonperforming assets in 1995, related expenses are expected to decline in 1996.

      Income Taxes. The Corporation recorded a $1.3 million tax benefit for the year ended December 31, 1995 compared to tax benefits of $1.0 million and $1.7 million for the years ended December 31, 1994 and 1993, respectively. The provision (benefit) for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

      The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision (benefit) for income taxes accordingly. Management expects that it will be fully taxable in 1996 as a result of fully utilizing its operating loss and tax credit carryforwards in fiscal year 1995. For additional information regarding the Corporation's tax provision and net operating loss carryforwards see Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

      Consolidated assets grew $23.1 million, or 2%, during the year. Asset growth was primarily in commercial mortgage loans and was offset in part by reductions in investments and mortgage-backed securities. Total liabilities decreased $5.1 million during 1995. This decrease occurred primarily in deposits almost entirely offset by advances from the Federal Home Loan Bank of Pittsburgh. Stockholders' equity grew $28.3 million to $73.5 million at December 31, 1995.

      Mortgage-backed securities. During 1995, mortgage-backed securities decreased by $25.6 million. This decrease was due to principal repayments. No purchase transactions occurred during the year.

      Investments. Federal funds sold and securities purchased under agreement to resell increased $8.4 million and interest-bearing deposits in other banks decreased $5.1 million. Investment securities decreased $35.4 million primarily as a result of the net sales of $23.7 million of U.S. government securities, the call of a $10.0 million FHLB step-up note and the maturities and calls on municipal and corporate bonds of $350,000 and $2.3 million, respectively.

      Loans. Net loans grew $77.3 million to $787.8 million at December 31, 1995. This increase is primarily due to the acquisition of a $47.5 million portfolio of discounted commercial loans and commercial mortgages. Growth of $23.1 million in consumer loans, $12.3 million in residential mortgages and $9.7 million in leases also contributed to this increase.

      Deposits. Deposits decreased $85.7 million during 1995. This decrease is largely attributable to the July 1995 sale of the Association's $197.3 million in deposits. Offsetting this decrease was the addition of $63.8 million in brokered certificates of deposits and $8.1 million in deposits from a branch acquisition in the first quarter of 1995. Also, interest credited to deposits totalled $24.4 million for a net increase in retail banking deposits of $14.1 million. The table below depicts the changes in net deposits over the last three years:

                                                                       Year Ended December 31,
                                                              -----------------------------------------
                                                                1995           1994             1993
                                                              --------        ------           -------
                                                                          (In Millions)

Beginning balance........................................      $ 809.7         $ 806.6           $ 859.1
  Interest credited......................................         24.4            22.9              24.5
  Deposits (withdrawals), net............................         79.1           (19.8)            (77.0)
  Deposits acquired (sold), net..........................       (189.2)
                                                              --------         -------           -------
Ending balance...........................................      $ 724.0         $ 809.7           $ 806.6
                                                               =======         =======           =======

      Borrowings. Total borrowings increased $73.4 million during 1995. Approximately $80.9 million of FHLB advances were added to fund the sale of the Association's deposits as discussed previously.

      Stockholders' Equity. During 1995, stockholders' equity increased $28.3 million to $73.5 million. Included in this increase was net income of $27.0 million and a $1.3 million reduction in net unrealized losses on securities available-for-sale, net of tax. At December 31, 1995, the Bank was in compliance with all regulatory capital requirements and met the regulatory classification of a "well-capitalized institution." Tangible, core, tier-1 risk-based and risk-based capital to assets ratios were 7.85%, 7.85%, 11.14% and 12.29%, respectively.

      Asset/Liability Management. The primary asset/liability management goal of the Corporation is to manage and control its interest rate risk, thereby reducing its exposure to fluctuations in interest rates, and achieving sustainable growth in the interest margins over the long term. Other objectives of asset/ liability management include: (1) ensuring adequate liquidity and funding, (2) maintaining a strong capital base and (3) maximizing net interest income opportunities.

      In general, interest rate risk is mitigated by closely matching the maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread. Management regularly reviews the Corporation's interest rate sensitivity, and uses a variety of strategies as needed to adjust that sensitivity within acceptable tolerance ranges established by management. Changing the relative proportions of fixed-rate and adjustable-rate assets and liabilities is one of the primary strategies utilized by the Corporation to accomplish this objective. The development of the Corporation's portfolio of adjustable-rate consumer loans in its primary market area as well as the continued reduction of nonperforming assets have been two of the key tactics used in conjunction with this strategy since 1991. With the improvement in the ratio of interest-sensitive assets which mature or reprice within one year to interest-sensitive liabilities with similar maturities (interest-sensitivity gap) since 1991, the Corporation began to hold for investment certain of its originated fixed-rate mortgage loans with terms less than 30 years. All other fixed-rate residential mortgage loans originated by the Corporation continue to be sold.

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest-rate sensitive" and by monitoring an institution's interest-sensitivity gap. An interest-sensitivity gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interests rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income.

      The repricing and maturities of the Corporation's interest-earning assets and interest-bearing liabilities at December 31, 1995 are set forth in the following table.

                                                   Less than        One to          Over
                                                   One Year       Five Years      Five Years       Total
                                                  ----------      -----------     ----------    ----------
                                                                       (Dollars in Thousands)
Interest-earning assets:
   Real estate loans (1)....................      $ 369,780       $  138,011      $  88,672     $  596,463
   Commercial loans.........................         21,027            1,736          1,131         23,894
   Consumer loans...........................         72,640          117,920         22,545        213,105
   Mortgage-backed securities...............         41,401           96,807         98,924        237,132
   Loans held for sale......................          4,402                                          4,402
   Investment in reverse mortgages..........          2,255           11,643         21,716         35,614
   Investment securities....................          6,336            8,849         13,587         28,772
   Other investments........................         52,128                                         52,128
                                                 ----------      -----------    -----------     ----------
                                                    569,969          374,966        246,575      1,191,510
                                                  ---------        ---------    -----------     ----------

Interest-bearing liabilities:
   Money market and interest-bearing
      demand deposits.......................         15,275                          42,037         57,312
   Savings deposits.........................         34,727                         119,204        153,931
   Time deposits............................        317,167          122,403          2,975        442,545
   FHLB advances............................         83,969          213,237         10,000        307,206
   Senior notes.............................                                         29,850         29,850
   Other borrowed funds.....................         21,974           41,615                        63,589
                                                -----------      -----------   ------------     ----------
                                                    473,112          377,255        204,066      1,054,433
                                                 ----------       ----------     ----------      ---------

Excess (deficiency) of interest-earning
   assets over interest-bearing liabilities
   ("interest-sensitive gap")...............     $   96,857       $   (2,289)    $   42,509     $  137,077
                                                 ==========       ==========     ==========     ==========

Interest-sensitive assets/interest-sensitive
   liabilities...............................        120.47%
Interest-sensitive gap as a percent of total
   assets....................................          7.95%


(1)  Includes commercial mortgage loans.

      To provide a more accurate one-year gap position of the Corporation, certain deposit classifications are based on the interest sensitive attributes and not on the repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that 30% of money market and interest-bearing demand deposits are sensitive to interest rate changes and that 12% of savings deposits are sensitive to interest rate changes. However, deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Accordingly, the interest sensitive portion is classified in the less than one year category with the remainder in the over five years category.

      Deposit rates other than time deposit rates are variable, and changes in deposit rates are generally subject to management's discretion and not related to any particular index.

      The Corporation's positive interest-sensitivity gap indicates that rising interest rates could favorably impact net interest income and falling interest rates could negatively impact net interest income. However, the interest sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same price or the same time. It is also important to consider that the table represents a specific point in time. Variations can occur daily as the Bank adjusts its interest sensitivity throughout the year.

NONPERFORMING ASSETS

      The Corporation's results of operations have been negatively affected by nonperforming assets, which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest.

      The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

                                                                       December 31,
                                            --------------------------------------------------------------
                                            1995           1994          1993          1992           1991
                                            ----           ----          ----          ----           ----
                                                                (Dollars in Thousands)
Nonaccruing loans:
    Commercial.....................       $    563       $  1,485     $   1,595     $   9,001      $  2,846
    Consumer.......................            291            593           674           923           715
    Commercial mortgages...........          2,527          9,886        22,377        16,981        22,086
    Residential mortgages..........          3,568          4,620         4,314         5,887         7,239
    Construction...................          3,588          3,182         4,638        10,727        13,606
                                          --------       --------    ----------     ---------      --------

Total nonaccruing loans............         10,537         19,766        33,598        43,519        46,492

Nonperforming investments in
    real estate....................          1,252          2,738         2,901         3,394         3,394
Assets acquired through
    foreclosure....................         11,614         18,936        14,583        28,898        37,979
                                          --------       --------    ----------     ---------      --------

Total nonperforming assets.........       $ 23,403       $ 41,440      $ 51,082      $ 75,811      $ 87,865
                                          ========       ========      ========      ========      ========

Restructured loans.................       $ 17,393       $ 13,775      $ 18,020      $ 10,874      $  1,846
                                          ========       ========      ========      ========      ========


Past due loans:
    Residential mortgages..........       $    111       $    152     $     359     $     518      $  1,030
    Commercial and
      commercial mortgages.........            789            240         5,590           854         3,865
    Consumer.......................            143            102           205           376           254
                                          --------       --------    ----------     ---------      --------
Total past due loans...............       $  1,043       $    494      $  6,154     $   1,748      $  5,149
                                          ========       ========      ========     =========      ========

Ratio of nonaccruing loans
    to total loans (1).............           1.30%          2.70%         4.74%         5.53%         5.46%
Ratio of allowance for loan
    losses to total gross
    loans (1)......................           2.90          2.89           3.26          3.28          3.12
Ratio of nonperforming assets
    to total assets................           1.92          3.47           5.14          7.51          7.66
Ratio of loan loss allowance
    to nonaccruing loans (2).......         201.84         97.79          63.23         60.35         58.02
Ratio of loan and foreclosed
    asset allowance to total
    nonperforming assets (2).......          94.87         51.17          45.51         38.34         32.29

(1)  Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

      Total nonperforming assets decreased by $18.0 million between 1995 and 1994 and by $9.6 million between 1994 and 1993. In 1995, collections of such assets were $12.2 million and $3.6 million in charge-offs and write-downs were recorded. Such decreases were offset by the addition of $8.2 million of assets that were not previously classified as nonperforming assets. The decrease in the levels of nonperforming assets since 1991 reflects management's efforts to identify and resolve problem assets and, to a lesser extent, an improving economy.

      An analysis of the change in the balance of nonperforming assets during the last three fiscal years is presented below.


                                                                        Year Ended December 31,
                                                                   ----------------------------------------
                                                                     1995             1994            1993
                                                                   -------           ------          ------
                                                                                (In Thousands)

Beginning balance.....................................             $ 41,440        $  51,082        $  75,811
    Additions.........................................                8,224           16,732           28,880
    Collections.......................................              (12,247)         (17,884)         (31,133)
    Transfers to accrual/restructured status..........              (10,424)          (3,151)         (14,877)
    Charge-offs/write-downs...........................               (3,590)          (5,339)          (7,599)
                                                                  ---------        ---------        ---------

Ending balance........................................             $ 23,403        $  41,440        $  51,082
                                                                   ========        =========        =========

    In 1995, nonaccruing loan reductions of $7.4 million and $1.1 million in the commercial mortgage and residential mortgage categories, respectively, a $1.5 million decrease in nonperforming investments in real estate and a $7.3 million decrease in assets acquired through foreclosure comprised the majority of the reduction in total nonperforming assets. During the first quarter, a $4.4 million nonaccruing commercial mortgage loan was returned to accrual status and a $2.8 million nonaccruing commercial mortgage loan was transferred to assets acquired through foreclosure after a $744,000 partial charge-off was recorded to the allowance for loan losses. This property was subsequently sold during the third quarter of 1995. The decrease in residential mortgages was the result of $1.9 million of loans returning to accrual status and the transfer of other loans to assets acquired through foreclosure. As of December 31,1995, the Corporation has significantly reduced the level of assets acquired through foreclosure through sales and collections of properties which totalled $11.8 million, offset in part by additions of $6.7 million. The reduction in the nonaccruing loans to total loans ratio was due to the reductions noted above as well as charge-offs and collection activity. Consequently, the nonperforming assets to total assets ratio also decreased significantly.

     A $13.8 million reduction in nonaccruing loans was the most notable factor contributing to the reduction in nonperforming assets between 1994 and 1993. This decrease was primarily due to the reclassification of several loans to assets acquired through foreclosure. The most significant loan was a $9.3 million commercial mortgage loan secured by a health care facility and unimproved land located in Delaware which was transferred after a $2.7 million charge-off to the allowance for loan losses. Other nonaccruing commercial loan activity for the year ended December 31, 1994 includes three loans totalling $3.8 million which were transferred to assets acquired through foreclosure. One property for $1.1 million was sold subsequent to its transfer. In addition, a $1.4 million nonaccruing construction loan was reclassified as accruing in August 1994.

     Assets acquired through foreclosure increased $4.4 million between December 31, 1994 and 1993. This was primarily due to four properties transferred from nonaccruing commercial mortgage loans, which totalled $9.6 million after charge-offs. A $2.8 million commercial mortgage was also transferred from restructured loans in December 1994. In addition, the Corporation foreclosed on a restaurant facility located in Delaware during the first quarter of 1994 which resulted in an increase of $2.1 million. The sale of two foreclosed office buildings totalling approximately $2.0 million were two of the more significant transactions offsetting the above increases. Sales of other commercial properties and to a lesser extent residential and consumer collection activity also offset these increases.

     At December 31, 1995, nonperforming assets with carrying values of $1.0 million or more totalled approximately 64.0% of the Corporation's total nonperforming assets, as compared to 70.9% at December 31, 1994. The following table reflects the stratification of such assets by size at December 31, 1995 and 1994.

                                                                            December 31,
                                                          ---------------------------------------------------
                                                              1995                              1994
                                                          -----------------------     -----------------------
                                                          No. of Items    Balance      No. of Items   Balance
                                                          ------------    -------      ------------   -------
                                                                         (Dollars in Thousands)

$5 million and over...................................           1        $ 5,950            1       $  6,700
$1 million - $4.99 million............................           4          9,021           10         22,695
$0.5 million - $0.99 million..........................                                       2          1,437
Under $500,000........................................         150          8,432          198         10,608
                                                               ---        -------          ---       --------
    Total nonperforming assets........................         155        $23,403          211       $ 41,440
                                                               ===        =======          ===       ========

       The reductions in the "$1 million - $4.99 million" and "$0.5 million - $0.99 million" categories were due exclusively to the $4.4 million commercial mortgage returned to accrual status and sale of foreclosed assets previously discussed.

       The timely identification of problem loans is a key element in the Corporation's management of its loan portfolios. Timely identification enables the Corporation to take appropriate action and, accordingly, minimize losses. A loan review system, which was established to monitor the asset quality of the Corporation's loans and investments in real estate portfolios, facilitates the identification of problem loans. In general, this system utilizes the guidelines established by federal regulation; however, there can be no assurance that the levels or the categories of problem loans and assets established by the Bank are the same as those which would result from a regulatory examination.

       Allowance for Loan Losses. The Corporation maintains an allowance for loan losses and charges losses on loans to this allowance when such losses are considered probable. The allowance for loan losses is maintained at a level which management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon a continuing review of the loan portfolio which includes factors such as identification of adverse situations which may affect the borrower's ability to repay, a review of overall portfolio quality, prior loan loss experience and an assessment of current and expected economic conditions. Changes in economic conditions and economic prospects of borrowers can occur quickly and, as a result, impact the estimates made by management.

       Additionally, management evaluates the collectibility of each loan in the nonperforming portfolio and the fair value of each asset in the assets acquired through foreclosure category quarterly. The most frequent form of collateral for loans and foreclosed assets regardless of type are income-producing properties, business-owned real estate and personal residences. The value of such collateral is frequently verified through the use of outside appraisals. Appraisals of collateral, together with the value of guarantees and the worth of other collateral, are combined to recognize current loan losses, write-downs of foreclosed assets, and to reserve for potential future losses.

    The table below represents a summary of changes in the allowance for loan losses during the periods indicated.


                                                                Year Ended December 31,
                                             ----------------------------------------------------------
                                                1995       1994         1993         1992        1991
                                                ----       ----         ----         ----        ----
                                                                (Dollars in Thousands)

Beginning balance.......................      $21,700     $23,613      $26,263     $26,975      $33,121
Allowance established on purchased
   loan portfolios......................        2,600
Provision for loan losses...............        1,403       1,683        2,620       1,359        1,996
Transfer to allowance for foreclosed
   assets...............................                                                         (2,000)

Charge-offs:
   Residential real estate..............          154          24          399         124          442
   Commercial real estate (1)...........          814       3,168        3,599       1,799        2,118
   Commercial...........................          404       1,021        1,689         229        1,247
   Consumer (2).........................          826         514          655         910        3,321
                                            ---------    --------    ---------    --------     --------
      Total charge-offs.................        2,198       4,727        6,342       3,062        7,128
                                             --------     -------     --------    --------     --------

Recoveries:
   Residential real estate..............            1          29           42          49          357
   Commercial real estate (1)...........          293         486          713         554           90
   Commercial...........................          169         322           46         171          309
   Consumer (2).........................          199         294          271         217          230
                                            ---------    --------    ---------    --------     --------
      Total recoveries..................          662       1,131        1,072          991         986
                                            ---------    --------     --------     --------    --------

Net charge-offs.........................        1,536       3,596        5,270       2,071        6,142
                                             --------    --------     --------    --------     --------

Ending balance..........................      $24,167     $21,700      $23,613     $26,263      $26,975
                                              =======     =======      =======     =======      =======

Net charge-offs to average gross
  loans outstanding, net
  of unearned income....................          .20%        .51%         .71%        .25%         .78%
                                            =========    ========     ========    ========      =======

(1)  Includes commercial mortgage and construction loans.
(2)  Includes lease financings.

   The provision for loan losses decreased $280,000 between 1995 and 1994. The reduction is due in part to the decrease in nonperforming loans and management's continuing review of the loan portfolio. During the third quarter of 1995, a $2.6 million allowance was established on a commercial loan and commercial real estate portfolio purchased at discounted prices. The ratio of net charge-offs to average gross loans outstanding (net of unearned income) was .20% and .51% for the years ending December 31, 1995 and 1994, respectively. This decrease reflects the reduction in net charge-offs between the periods.

     Charge-offs in 1994 and 1993 were due to the deterioration in the credit quality of certain commercial and commercial real estate loans. During 1994, the most significant charge-off in the commercial real estate category was a $2.7 million partial charge-off of a nonaccruing commercial mortgage loan which was subsequently transferred to assets acquired through foreclosure. The high levels of charge-offs in 1991 were due to a variety of factors including the deterioration of the regional commercial real estate market and recessionary conditions. The provision for loan losses during 1993 was increased primarily due to a $9.3 million commercial real estate loan being placed on nonaccrual in the first quarter of 1993 when the borrower filed bankruptcy. The decline in charge-offs during 1992 versus 1991 is in large part attributable to reduced charge-offs of commercial real estate loans (including construction loans). The 1991 consumer loan charge-offs is the result of a charge-off of a consumer loan portfolio that was subsequently sold.

     The allowance for loan losses is allocated by major loan portfolio type. As these portfolios have developed, they have become a source of historical data in projecting delinquencies and loss exposure. The allocation of the allowance for loan losses at the end of each of the last five fiscal years and the percentage of outstanding loans in each category to total gross outstanding loans at such dates follow:

                                                                December 31,
                                ------------------------------------------------------------------------------------------
                                         1995             1994              1993             1992              1991
                                         ----             ----              ----             ----              ----
                                Amount    Percent    Amount  Percent   Amount  Percent   Amount   Percent   Amount  Percent
                                ------    -------    ------  -------   ------  -------   ------   -------   ------  -------
                             (Dollars in thousands)

Residential real estate.... $    409       32.7%  $    506    34.7%   $   439     32.2%   $   774   31.5% $    829    29.3%
Commercial real estate.....   13,663       38.8     14,273    37.9     15,967     41.8     17,052   41.1    17,244    41.1
Commercial.................    9,180        2.9      5,844     3.4      6,317      2.9      7,475    4.2     7,529     4.8
Consumer (1)...............      915       25.6      1,077    24.0        890     23.1        962   23.2     1,373    24.8
                            --------     ------   --------   -----   --------   ------   --------  -----   -------   -----
   Total...................  $24,167      100.0%   $21,700   100.0%   $23,613    100.0%    $26,263  100.0%  $26,975   100.0%
                             =======      =====    =======   =====   =========  ======   ========  =====   =======   =====

(1) Includes lease financings.

LIQUIDITY

     The Corporation itself engages only in limited business operations independent of the Bank and its subsidiaries and therefore, does not require a substantial amount of liquid assets. The Corporation is required, however, to maintain a reserve at December 31, 1995 of 100% of the aggregate interest expense for 12 full calendar months on $29.9 million of the 11% Senior Notes issued in December 1993. The Corporation's principal asset is its investment in the capital stock of the Bank and its primary source of liquidity is dividends from the Bank. Under applicable federal regulations, the Bank may pay dividends within certain limits and only after notice to the Office of Thrift Supervision
(OTS). See Note 10 to the Consolidated Financial Statements for a further discussion of dividend restrictions.

     Under the Indenture for the 11% Senior Notes, the Corporation was required to maintain a reserve at December 31, 1995 of 100% of the aggregate interest expense for 12 full calendar months on $29.9 million of the Senior Notes, issued in December 1993. At December 31, 1995, the Corporation retained approximately $3.3 million for the purpose of meeting this reserve requirement. The Corporation's ability to comply with this requirement is dependent upon its ability to obtain dividends from the Bank.

     As required by the OTS, institutions under its supervision must maintain a 5.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. The liquidity ratios of the Bank were 8.0% and 6.2% at December 31, 1995 and 1994, respectively.

     Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities under agreement to repurchase and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required levels of liquidity.

     At December 31, 1995 and 1994, the Bank had outstanding FHLB advances of $307.2 and $226.3 million, respectively. Additionally in December 1994, the Bank secured a $97.8 million FHLB revolving line of credit of which none was outstanding at December 31, 1995. Other available funding sources included open ended secured lines of credit with three different brokerage firms and a $40.0 million revolving line of credit with two lending institutions. No balances were outstanding on any of these credit facilities at December 31, 1995.

     The Corporation routinely enters into commitments requiring the future outlay of funds. The Bank entered into an agreement in 1989, which was amended in 1993 and extended until December 31, 1997, whereby a facilities management company provides on-site data processing services. Under the terms of this agreement, average minimum payments of approximately $2.4 million have been committed for each of the next two years. The above commitments, as well as loan commitments, are expected to be met through traditional funding sources, such as deposits, short-term borrowings, advances from the FHLB and principal repayments on loans.

     During 1995, operating and financing activities provided cash and cash equivalents of $12.3 and $4.0 million, respectively, while investing activities used $8.6 million. The cash provided by financing activities resulted primarily from additional borrowings from the FHLB and the net increase in certificates of deposit and time deposits. This cash was used to fund the sale of deposits as well as the repayment of other borrowings. Cash used for investment activities included a net increase in loans, offset in part by a net decrease in investment securities. In 1994, financing and operating activities provided $190.3 and $8.2 million of cash and cash equivalents, respectively, while investing activities used $253.4 million. The funds provided by financing activities reflect the additional FHLB advances and reverse repurchase agreements resulting from the investment growth strategy implemented during 1994. These funds, supplemented with existing liquidity, were utilized to purchase mortgage-backed securities and were the major component of the cash and cash equivalents used for investment activities. During 1993, the primary source of cash and cash equivalents was investment activities. The funds provided by investment activities resulted primarily from the net reduction in the loan portfolio and maturities, sales and dispositions of investment securities. These cash flows were primarily used to fund deposit outflows and to a lesser extent repay borrowings. The Corporation derived $76.0 million from investing activities in 1993, while financing activities resulted in a use of cash of $25.2 million.

CAPITAL RESOURCES

     Federal laws among other things, requires OTS to mandate uniformly applicable capital standards for all savings institutions. These standards currently require institutions such as the Bank to maintain a "tangible" capital ratio equal to 1.5% of adjusted total assets, "core" (or "leverage") capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of "risk-weighted"assets and "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets.

     Regulations have been issued by the OTS which incorporate an interest rate risk (IRR) component into the risk-based capital calculation. Implementation of this regulation, however, has been postponed until further notice. The IRR component is based on the lowest calculated interest rate capital component for the preceding three quarters. The institution's actual measured IRR is expressed as the change that occurs in its net portfolio value as a result of a hypothetical 200 basis point increase or decrease in interest rates, subject to an established floor. An institution will be required to maintain one-half of the difference between its measured IRR and 2.0%, multiplied by the present value of its assets. Based on the current composition of the Bank's portfolio at December 31, 1995, management believes no additional capital would be required.

     The Federal Deposit Insurance Corporation Improvement Act (FDICIA), as well as other requirements, established five capital tiers: well-capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

     At December 31, 1995, the Bank is classified as well-capitalized and is in compliance with all regulatory capital requirements. Management anticipates that the Bank will continue to be classified as well-capitalized. For additional information concerning the Bank's regulatory capital compliance see Note 10 to the Consolidated Financial Statements.

     On March 4, 1996, the Corporation's Board of Directors announced the authorization of a 5% stock buyback program. No shares had been purchased by the Corporation prior to this date.



IMPACT OF INFLATION AND CHANGING PRICES

      The Corporation's Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration of the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are monetary. As a result, interest rates have a greater impact on the

Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

CHANGE IN INDEPENDENT AUDITORS

      During 1994, the Corporation engaged KPMG Peat Marwick LLP as its independent auditors beginning with the fiscal year ended December 31, 1994. Prior to 1994, the Corporation's independent auditors were Price Waterhouse LLP. There were no disagreements with Price Waterhouse LLP on any matter of accounting practices, financial statements disclosure or auditing scope or procedures at the time of their dismissal.

ACCOUNTING DEVELOPMENTS

      In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This standard requires an entity to recognize a separate asset for the right to service mortgage loans for others regardless of how such servicing rights were acquired. Additionally, an entity such as the Bank will be required to assess the fair value of these assets at each reporting date to determine impairment. The Corporation does not presently have servicing rights recorded as assets and management does not expect the adoption of SFAS No. 122 to have a material impact on its operations or financial position.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. In general, this statement requires a fair value based method of accounting for stock-based awards or similar equity instruments and encourages all entities to adopt this method of accounting for all employee stock compensation plans. Entities may elect to continue accounting for stock-based compensation under prior accounting literature at their discretion, but must make proforma disclosures if the accounting standards of SFAS No. 123 are not adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during 1996. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal year 1996. Management has not completed an analysis of the effects, if any, this standard would have on its results of operations or financial condition.

      On October 24, 1995, the FASB issued an exposure draft entitled, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This proposed standard would require transfers to be recorded as sales if the transferor surrenders control over financial assets and certain conditions are met including if the transfer is not assuredly temporary. Management has not determined the effect this standard would have on its operations or financial condition, but believes present accounting practices fairly depict the financial transactions and obligations of the Corporation.

Item 8.  Financial Statements and Supplementary Data

        (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:



  Report of Independent Auditors ........................................................... 51
  WSFS Financial Corporation (and Subsidiaries):
      Management's Statement on Financial Reporting......................................... 52
      Consolidated Statement of Operations ................................................. 53
      Consolidated Statement of Conditions.................................................. 54
      Consolidated Statement of Changes in Stockholders' Equity............................. 55
      Consolidated Statement of Cash Flows.................................................. 56
      Notes to the Consolidated Financial Statements........................................ 58

        (b) The following supplementary data is set forth in this Annual Report on form 10-K on the following pages:

   Quarterly Financial Summary.............................................................. 89




                       LOGO    of KPMG Peat Marwick LLP


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WSFS Financial Corporation

  We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries (the "Corporation") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of WSFS Financial Corporation for the period ended December 31, 1993 were audited by other auditors whose report thereon, dated January 21, 1994, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115," Accounting for Certain Investments in Debt and Equity Securities" in 1994.


/s/ KPMG Peat Marwick LLP


January 22, 1996
Philadelphia, Pennsylvania

To the Board of Directors and Stockholders of WSFS Financial Corporation




                       Report of Independent Accountants


In our opinion, the consolidated statements of income, of cash flows and of changes in stockholders' equity for the year ended December 31, 1993 present fairly, in all material respects, the results of operations and cash flows of WSFS Financial Corporation and its subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of WSFS Financial Corporation for any period subsequent to December 31, 1993.


/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP


Washington, D.C.
January 21, 1994







                                     -51a-

MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

To Our Stockholders:

  The management of WSFS Financial Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts that are based on judgements and estimates of management.

  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can only provide reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the degree of effectiveness of an internal control structure may vary over time.

  Management assessed the Corporation's internal control structure over financial reporting presented in conformity with generally accepted accounting principles. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Corporation maintained an effective internal control structure over financial data, presented in accordance with generally accepted accounting principles.

  Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

  The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that WSFS Financial Corporation complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1995.




/s/ Marvin N. Schoenhals                             /s/ R. William Abbott
------------------------                             ------------------------
Marvin N. Schoenhals                                 R. William Abbott
Chairman, President &                                Executive Vice President
Chief Executive Officer                              & Chief Financial Officer

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                            Year Ended December 31,
                                                                                 -----------------------------------------
                                                                                    1995              1994            1993
                                                                                 ----------        ---------        ------
                                                                                    (In Thousands, Except Per Share Data)

Interest income:
Interest and fees on loans.............................................         $  73,192         $  58,554         $ 62,074
Interest on mortgage-backed securities..................................           16,694            13,403            2,333
Interest and dividends on investment securities.........................            3,367             3,096            3,714
Other interest income...................................................            6,683             5,613            4,199
                                                                               ----------          --------         --------
                                                                                   99,936            80,666           72,320
                                                                               ----------          --------         --------

Interest expense:
Interest on deposits...................................................            34,066            27,358           29,401
Interest on Federal Home Loan Bank advances............................            15,679            11,420            8,045
Interest on senior notes...............................................             3,499             3,635               29
Interest on federal funds purchased and securities sold under
  agreements to repurchase.............................................             4,206             1,570
Interest on other borrowed funds.......................................               617               669            1,033
                                                                              -----------       -----------       ----------
                                                                                   58,067            44,652           38,508
                                                                               ----------        ----------        ---------

Net interest income.....................................................           41,869            36,014           33,812
Provision for loan losses...............................................            1,403             1,683            2,620
                                                                              -----------        ----------       ----------

Net interest income after provision for loan losses.....................           40,466            34,331           31,192
                                                                               ----------         ---------        ---------

Other income:
Gain on sale of deposits................................................           14,247
Loan servicing fee income...............................................            3,016             2,426            1,941
Service charges on deposit accounts....................................             2,811             2,523            2,650
Securities gains.......................................................               265               175              298
Other income...........................................................             2,276             2,086            3,081
                                                                              -----------         ---------       ----------
                                                                                   22,615             7,210            7,970
                                                                              -----------         ---------       ----------

Other expenses:
Salaries...............................................................            15,921            12,254           10,545
Employee benefits and other personnel expenses.........................             4,380             3,283            2,993
Equipment expense......................................................             1,298             2,185            2,249
Data processing expense................................................             2,269             2,051            1,947
Occupancy expense......................................................             2,430             2,392            2,763
Marketing expense......................................................             1,050             1,470              862
Professional fees......................................................               850             1,352            1,843
Federal deposit insurance premium......................................             1,165             2,328            2,525
Net costs of assets acquired through foreclosure.......................             2,871             1,947            3,380
Other operating expenses...............................................             5,107             5,221            5,378
                                                                              -----------         ---------       ----------
                                                                                   37,341            34,483           34,485
                                                                               ----------         ---------        ---------

Income before taxes....................................................            25,740             7,058            4,677
Income tax benefit.....................................................            (1,268)           (1,012)          (1,682)
                                                                              -----------         ---------        ---------

Net income.............................................................        $   27,008        $    8,070        $   6,359
                                                                               ==========        ==========        =========

Earnings per share:
  Primary..............................................................       $      1.84       $       .55       $      .88
  Fully diluted........................................................              1.84               .55              .44

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION

                                                                                            December 31,
                                                                                ------------------------------------
                                                                                    1995                   1994
                                                                                 ---------               ---------
                                                                                       (Dollars in Thousands)
Assets
Cash and due from banks........................................................  $    31,135            $    31,876
Federal funds sold and securities purchased under agreements to resell.........       31,500                 23,098
Interest-bearing deposits in other banks.......................................        4,768                  9,837
Investment securities held-to-maturity (market value: 1995 - $22,492
  and 1994 - $33,037)..........................................................       22,378                 35,152
Investment securities available-for-sale.......................................        6,394                 28,992
Mortgage-backed securities held-to-maturity (market value: 1995 - $218,476
  and 1994 - $226,068).........................................................      219,727                244,165
Mortgage-backed securities available-for-sale..................................       17,405                 18,583
Investment in reverse mortgages, net...........................................       35,614                 32,172
Loans held-for-sale............................................................        4,345                    253
Loans, net of allowance for loan losses of $24,167 in 1995 and $21,700 in 1994.      787,839                710,523
Stock in Federal Home Loan Bank of Pittsburgh, at cost.........................       15,860                 11,314
Assets acquired through foreclosure............................................       11,614                 18,936
Premises and equipment.........................................................        6,372                  8,440
Accrued interest and other assets..............................................       23,875                 22,345
                                                                                 -----------            -----------

Total assets...................................................................   $1,218,826             $1,195,686
                                                                                  ==========             ==========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
  Noninterest-bearing demand...................................................  $    70,242            $    69,432
  Money market and interest-bearing demand.....................................       57,312                 88,992
  Savings......................................................................      153,931                190,862
  Time.........................................................................      442,545                460,421
                                                                                 -----------            -----------

Total deposits.................................................................      724,030                809,707

Securities sold under agreements to repurchase.................................       56,159                 56,708
Federal Home Loan Bank advances................................................      307,206                226,284
Senior notes...................................................................       29,850                 32,000
Other borrowed funds...........................................................        7,430                 12,252
Accrued expenses and other liabilities.........................................       20,605                 13,461
                                                                                 -----------            -----------

Total liabilities..............................................................    1,145,280              1,150,412
                                                                                  ----------             ----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; 10%
  Convertible Preferred Stock, Series 1, 2,000,000 shares authorized; issued and outstanding, none at December 31, 1995 and 1994..........................
Common stock $.01 par value, 20,000,000 shares authorized; issued and outstanding, 14,509,298 at December 31, 1995 and
  14,507,098 at December 31, 1994..............................................          145                    145
Capital in excess of par value.................................................       57,136                 57,131
Net unrealized losses on securities available-for-sale, net of tax.............         (242)                (1,501)
Retained earnings..............................................................       16,507                (10,501)
                                                                                ------------            -----------

Total stockholders' equity.....................................................       73,546                 45,274
                                                                                ------------             ----------

Total liabilities and stockholders' equity.....................................   $1,218,826             $1,195,686
                                                                                  ==========             ==========

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY



                                                                                       Net
                                                 Serial                 Capital     unrealized                      Total
                                               Preferred     Common    in excess    losses on       Retained     stockholders'
                                                stock        stock    of par value  securities      earnings        equity
                                             ------------  ---------  -----------   -----------    ----------   -------------
                                                                               (In Thousands)


Balance, January 1, 1993..................... $      15    $      50    $  56,012   $              $  (23,810)     $  32,267

Imputed dividends on preferred stock.........                               1,120                      (1,120)
Conversion from preferred to common
   stock.....................................        (1)           3           (2)
Exercise of common stock options.............                                  67                                         67
Net income...................................                                                           6,359          6,359
                                             ------------  ---------    ---------   -----------    ----------      ---------

Balance, December 31, 1993...................        14           53       57,197                     (18,571)        38,693

Reclassification of preferred stock to
   common stock..............................       (14)          92          (79)                                        (1)
Exercise of common stock options.............                                  13                                         13
Net changes in unrealized losses on
   securities available-for-
   sale, net of tax..........................                                            (1,501)                      (1,501)
Net income...................................                                                           8,070          8,070
                                             ------------  ---------    ---------   -----------    ----------      ---------

Balance, December 31, 1994...................                    145       57,131        (1,501)      (10,501)        45,274

Exercise of common stock options.............                                   5                                          5
Net changes in unrealized losses on
   securities available-for-sale,
   net of tax................................                                             1,259                        1,259
Net income...................................                                                          27,008         27,008
                                             ------------  ---------    ---------   -----------    ----------      ---------
Balance, December 31, 1995...................$             $     145    $  57,136     $    (242)     $ 16,507      $  73,546
                                             ============  =========    =========   ===========    ==========      =========



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                            Year Ended December 31,
                                                                                  ----------------------------------------------
                                                                                      1995              1994            1993
                                                                                   ---------           ------          ------
                                                                                                   (In Thousands)

Operating activities:

   Net income..................................................................    $   27,008         $   8,070        $   6,359
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses..............................................        1,403             1,683            2,620
         Provision for losses on assets acquired through foreclosure............        1,570               643            2,617
         Depreciation, accretion and amortization .............................        (1,304)            1,371              979
         Decrease in accrued interest receivable and other assets...............       (3,718)           (6,019)          (3,640)
         Origination of loans held for sale ....................................      (37,105)          (10,818)         (70,495)
         Proceeds from sales of loans held for sale.............................       33,151            12,512           71,552
         Increase in accrued interest payable and other liabilities.............        5,882               522            1,040
         Gain on sale of deposits...............................................      (16,553)
         Gain on sales of loans ................................................          (67)             (105)            (780)
         Other, net ............................................................        1,995               309              643
                                                                                    ---------         ---------        ---------
Net cash provided by operating activities.......................................       12,262             8,168           10,895
                                                                                    ---------          --------         --------


Investing activities:

   Net decrease of interest-bearing deposits in other banks ....................        5,069            16,494            3,649
   Maturities of investment securities .........................................       12,816             4,444           30,746
   Sales of investment securities held-to-maturity..............................                                          29,679
   Sales of investment securities available-for-sale............................       63,493            35,413
   Purchases of investment securities held-to-maturity..........................      (39,773)          (10,049)         (39,736)
   Purchases of investment securities available-for-sale........................         (387)          (39,858)         (14,770)
   Repayments of mortgage-backed securities held-to-maturity....................       23,903            37,706           19,199
   Repayments of mortgage-backed securities available-for-sale..................        2,243             1,736              418
   Purchases of mortgage-backed securities held-to-maturity ....................                       (260,105)
   Purchases of mortgage-backed securities available-for-sale...................                        (22,133)
   Repayments on reverse mortgages..............................................       12,701             7,180            1,752
   Disbursements for reverse mortgages..........................................      (14,619)           (7,300)          (4,051)
   Purchases of reverse mortgages...............................................                                          (7,898)
   Sales of loans...............................................................        4,111               747            5,079
   Purchase of loans ...........................................................      (54,271)           (5,846)          (7,280)
   Net decrease (increase) in loans ............................................      (27,118)          (32,727)          63,019
   Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh ....       (4,546)           (5,435)           3,723
   Sales of investments in real estate .........................................        1,481             1,082            3,767
   Payments made for investments in real estate ................................           (5)           (1,090)          (1,305)
   Sales of assets acquired through foreclosure, net ...........................        7,816            10,758           12,808
   Premises and equipment, net .................................................       (1,053)           (1,457)            (785)
   Purchase of Providential Corporation, Inc., net of cash acquired.............                         (2,031)
   Other, net...................................................................         (417)           (3,065)             152
                                                                                  -----------          ---------        --------
Net cash provided by (used for) investing activities............................       (8,556)          (253,403)         76,033
                                                                                   ----------          ---------         --------







                                                        (Continued on next page)


                                                                                                Year Ended December 31,
                                                                                    ---------------------------------------------
                                                                                        1995            1994               1993
                                                                                    ----------        --------            -------
                                                                                                   (In Thousands)
Financing activities:
   Net increase (decrease) in demand and savings deposits ......................       (13,527)       (14,624)         6,213
   Net increase (decrease) in certificates of deposit and time deposits ........       122,701         19,381        (57,225)
   Sale of deposits, net .......................................................      (180,758)
   Repayment of municipal bond repurchase obligations ..........................        (2,690)        (1,122)        (4,595)
   Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase ........................          (549)        56,708
   Receipts from additional other borrowed funds ...............................       150,970        260,000          5,000
   Repayments of other borrowed funds ..........................................       (70,047)      (130,045)        (5,044)
   Issuance of common stock ....................................................             5             13             67
   Issuance (extinguishment) of Senior Notes ...................................        (2,150)        30,430
                                                                                     ---------      ---------      ---------
Net cash provided by (used for) financing activities ...........................         3,955        190,311        (25,154)
                                                                                     ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents ...............................         7,661        (54,924)        61,774
Cash and cash equivalents at beginning of period ...............................        54,974        109,898         48,124
                                                                                     ---------      ---------      ---------
Cash and cash equivalents at end of period .....................................     $  62,635      $  54,974      $ 109,898
                                                                                     =========      =========      =========

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for:
     Interest ..................................................................     $  53,689      $  41,969      $  38,504
     Income taxes, net .........................................................         2,184            745            505
   Loans transferred to assets acquired through foreclosure ....................         6,264         12,729          1,868
   Loans transferred to investment in reverse mortgages ........................        13,539
   Net change in unrealized losses on securities available-for-sale, net of tax         (1,259)         1,501


The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     WSFS Financial Corporation (Corporation) is a thrift holding company organized under the laws of the State of Delaware. The Corporation's principal wholly owned subsidiary, Wilmington Savings Fund Society, FSB (Bank), is a federal savings bank organized under the laws of the United States which conducts operations from 14 retail banking offices located in the Wilmington and Dover, Delaware area.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The material estimates that are particularly susceptible to significant change in the near term relate to the determination of the adequacy of the allowance for possible loan losses and the valuations of other real estate owned, deferred tax assets, investment in reverse mortgages and contingencies.

   Basis of Presentation

     The consolidated financial statements include the accounts of the parent company, the Bank and its wholly owned subsidiaries, WSFS Credit Corporation
(WCC), 838 Investment Group, Inc. (formerly Star States Financial Services, Inc.), Star States Development Company (SSDC), Community Credit Corporation
(CCC) and Providential Home Income Plan, Inc. (Providential). Providential was acquired by the Bank in November 1994. Also included in the consolidated financial statements are the operations of Star States Pennsylvania Corporation
(SSPA) and its subsidiary, Fidelity Federal Savings and Loan Association (Association), a federally-chartered stock savings and loan association, until November 1995. This was the result of the sale of the Association's deposits in July 1995 and the subsequent merger of the Association's remaining operations into the Bank in November 1995.

     WCC is engaged in motor vehicle leasing. The related leases are accounted for as either direct financing or operating leases. 838 Investment Group, Inc. markets various insurance and mutual fund products to Bank customers through the Bank's branch system. SSDC was originally formed to acquire, develop and market improved and unimproved real estate either through wholly owned subsidiaries or investments in joint ventures. SSDC activities are presently limited to phasing down its existing real estate investments and developments. CCC is a consumer finance subsidiary specializing in consumer loans secured by first and second mortgages. Providential is a California-based reverse mortgage lender which offered a variety of reverse mortgage products to elderly homeowners. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements to conform them to the current year's presentation.

   Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold and securities purchased under agreements to resell. Generally, federal funds are purchased and sold for periods ranging up to ninety days.

   Debt and Equity Securities

     Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that investments in equity securities that have a readily determinable fair value and investments in debt securities be classified into three categories and accounted for as follows:

    o Debt securities that the enterprise positively intends to hold to maturity are classified as "held-to-maturity" and reported at amortized cost.
    o Debt and equity securities purchased with the intention of selling them in the near future are classified as "trading securities" and are reported at fair value, with unrealized gains and losses included in earnings.
    o Debt and equity securities not classified in either of the above are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders' equity.

       The cumulative effect of this change in accounting principle was immaterial at adoption. There were no investment or mortgage-backed securities classified as "trading" during 1994 or 1995.

       Debt and equity securities include investment and mortgage-backed securities, corporate bonds, notes, debentures and certain equity securities. Premiums and discounts on debt and equity securities held-to-maturity and available-for-sale are recognized in interest income using a level yield over the period to expected maturity.

       Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.

      Prior to 1994, investment and mortgage-backed securities held for investment were carried at cost, adjusted for amortization of premium and accretion of discount, because the Corporation had the ability and management had the intent to hold such securities to maturity. The amortization of premium and accretion of discount were computed using a level yield method and the amortization of premiums and the accretion of discounts were periodically adjusted to reflect increases and decreases in the expected life of the underlying security, such as changes in prepayment rates. Equity securities that were nonmarketable or that had mandatory sinking funds were carried at cost unless, in the opinion of management, such securities had been permanently impaired. The specific identification method was used to determine realized gains and losses on sales of investment securities. All sales were made without recourse. Investment and mortgage-backed securities to be held for indefinite periods of time, including investment and mortgage-backed securities that management intended to use as part of its asset/liability strategy, or that may have been sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, were classified as held-for-sale and were carried at the lower of the cost or market value. Gains and losses on securities held-for-sale, including market value adjustments, were included in gains on sales of investments or mortgage-backed securities.

      Loans

      Loans are stated net of deferred fees and costs and unearned discount. Loan interest income is accrued using various methods which approximate a constant yield. Loan origination and commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.

      In the first quarter of 1995, the Corporation adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and its amendment, SFAS No. 118 "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures," which require that impaired loans be measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. Impaired loans as defined in SFAS No. 114 include loans within the Corporation's commercial, commercial mortgage and commercial construction portfolios. The adoption of SFAS No. 114 had no effect on the results of operations or the financial position of the Corporation since a portion of the allowance for credit losses was allocated to the allowance for impairment losses.

       Nonaccrual Loans

       Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e. - brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest in accordance with the Corporation's previously established loan-to-value policies.

       Allowances for Loss

       The allowance for loan losses is maintained at a level which management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon a continuing review of the loan portfolio which includes factors such as identification of adverse situations which may affect the borrower's ability to repay, a review of overall portfolio quality, prior loan loss experience and an assessment of current and expected economic conditions. Allowances for estimated losses on investments in real estate and assets acquired through foreclosure are provided if the carrying value exceeds the fair value less estimated disposal costs. Consideration is also given to examinations performed by regulatory authorities.

      Changes in economic conditions and economic prospects of borrowers can occur quickly and, as a result, impact the estimates made by management. These estimates are continually reviewed and, as adjustments become necessary, are included in operations in the period which they become known. Identified losses on specific loans, investments in real estate or assets acquired through foreclosure are charged against the applicable allowance. Provisions for estimated losses are based on management's estimate of net realizable value or fair value of the underlying collateral, as applicable.

      Loans Held for Sale

      Loans held for sale are carried at the lower of cost or market as determined on a net aggregate basis.

      Assets Under Lease to Others

      Assets under lease to others are stated at cost less accumulated depreciation. Depreciation expense is computed on a straight-line basis over the terms of the related leases. Accelerated methods are used in depreciating certain assets for income tax purposes.

      Assets Acquired Through Foreclosure

       Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loan or fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value. Costs relating to holding the assets are charged to expense in the current period. An allowance for estimated losses is provided when declines in fair value below the carrying value are identified. Net costs of assets acquired through foreclosure includes costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs.

       Premises and Equipment

       Premises and equipment are stated at cost less accumulated depreciation and amortization. Costs of major replacements, improvements and additions are capitalized. Depreciation expense is computed on the straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the life of the related lease if less than the estimated useful life. Accelerated methods are used in depreciating certain assets for income tax purposes.

     Securities Sold Under Agreements to Repurchase

     The Corporation enters into sales of securities under agreements to repurchase. Reverse repurchase agreements are treated as financings with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statement of Condition. The securities underlying the agreements remain in the asset accounts.

     Income Taxes

     The provision or benefit for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

     Earnings per Share

     Primary earnings per share is computed by dividing income applicable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding during the periods presented. For the year ended December 31, 1993, income applicable to common stockholders is net income less imputed preferred stock dividends of $1,120,000. No such dividends were accrued in 1995 or 1994 due to the reclassification of the 10% Convertible Preferred Stock Series 1 (Preferred Stock). Common stock equivalents represent the dilative effect of the assumed exercise of certain outstanding stock options using the treasury stock method. Fully diluted earnings per share computations assume the conversion of the Preferred Stock during the period that such stock was outstanding and that no Preferred Stock dividends were paid.

     The weighted average number of shares used in computing earnings per share were as follows:

                                  1995              1994             1993
                               ----------        ----------       ----------

Primary...................     14,676,071        14,608,579        5,944,577
Fully diluted.............     14,676,071        14,608,579       14,613,261

     As a result of the reclassification of the Preferred Stock in June 1994, an additional 648,706 shares of Common Stock were issued in the form of a stock dividend and the weighted average number of shares used to determine primary and fully diluted earnings per share have been restated for prior years. Under the original terms of the Preferred Stock, each share could be converted at the option of the holder into six shares of Common Stock. An additional .47 shares of Common Stock was issued to each Preferred Stockholder at the time of the Preferred Stock reclassification. The additional .47 shares were intended to be equal to the present value of the accrued dividends on the Preferred Stock prior to the first redemption date.

2.  DISPOSITION OF CERTAIN ASSETS AND LIABILITIES

      On July 28, 1995, the Corporation's wholly-owned subsidiary, Fidelity Federal Savings and Loan Association, completed the sale of deposits and certain real estate at four of its branches to Commonwealth Savings Bank. Commonwealth assumed approximately $197.3 million of deposit liabilities in exchange for certain branch related assets, loans and cash. The premium paid of the deposit base was 8.52%, subject to certain adjustments at closing. The Corporation reported a gain of approximately $12.4 million, net of taxes and a supplemental contribution to the Corporation's 401(k) Plan, or $.84 per outstanding share from this sale. The Corporation funded the $177.6 million cash outflow through long-term borrowings of $70.0 million and $63.8 million in brokered CD's. This transaction allowed the Corporation to focus on its primary market area while enhancing capital.

3.  INVESTMENT SECURITIES

                                                                           Gross             Gross
                                                        Amortized        Unrealized       Unrealized       Fair
                                                           Cost             Gains            Losses        Value
                                                        -----------      -----------       ----------    --------
                                                                                (In Thousands)
Available-for-sale securities:

   December 31, 1995:
    State and political subdivisions.................      $    757        $    134          $            $    891
    Other investments................................         5,786                               283        5,503
                                                           --------      ----------          --------     --------
                                                            $ 6,543        $    134           $   283      $ 6,394
                                                            =======        ========           =======      =======

   December 31, 1994:
    U.S. Government and agencies.....................       $23,363      $                    $   335      $23,028
    State and political subdivisions.................           757               6                 2          761
    Other investments................................         5,398                               195        5,203
                                                            -------      ----------          --------     --------
                                                            $29,518       $       6           $   532      $28,992
                                                            =======       =========           =======      =======

Held-to-maturity:

   December 31, 1995:
    Corporate bonds...................................      $16,748        $    154          $     50      $16,852
    State and political subdivisions..................        5,542              54                41        5,555
    Other investments.................................           88                                 3           85
                                                          ---------      ----------         ---------    ---------
                                                            $22,378        $    208          $     94      $22,492
                                                            =======        ========          ========      =======

   December 31, 1994:
    U.S. Government and Agencies.....................       $10,000       $                  $    692      $ 9,308
    Corporate bonds...................................       19,077              31             1,415       17,693
    State and political subdivisions..................        6,075               1                40        6,036
                                                           --------       ---------         ---------     --------
                                                            $35,152        $     32           $ 2,147      $33,037
                                                            =======        ========           =======      =======

     Securities with book values aggregating $18,716,000 at December 31, 1995 are pledged as collateral for municipal bond repurchase obligations and other borrowings (See Note 9). Accrued interest receivable relating to investment securities was $696,000 and $1,221,000 at December 31, 1995 and 1994,
respectively. Substantially all of the interest and dividends on investment securities represented taxable income.

     The scheduled maturities of securities held-to-maturity and securities available-for-sale at December 31, 1995 were as follows:

                                                            Held-to-Maturity                Available-for-Sale
                                                         ---------------------             ---------------------
                                                                             (In Thousands)
                                                        Amortized           Fair            Amortized        Fair
                                                           Cost             Value              Cost          Value
                                                        ----------        ---------         ----------      -------

Within one year......................................     $  1,093        $   1,093           $ 5,786       $ 5,503
After one year but within five years.................        8,159            8,209
After five but within ten years......................        6,224            6,276
After ten years......................................        6,902            6,914               757           891
                                                          --------         --------          --------      --------
                                                           $22,378          $22,492           $ 6,543       $ 6,394
                                                           =======          =======           =======       =======

      Proceeds from the sales of investments available-for-sale during 1995 were $63,493,000. Gains of $333,000 and losses of $87,000 were realized on these sales. There were no sales of securities classified as held-to-maturity nor transfers between categories of investment securities during 1995.

      Proceeds from the sales of investments during 1994 and 1993 were $35,497,000 and $32,350,000, respectively. Gains of $70,000 and $32,000 in 1994 and 1993, respectively, and losses of $42,000 in 1994 were realized on these sales.

4.  MORTGAGE-BACKED SECURITIES

                                                                          Gross       Gross
                                                        Amortized      Unrealized  Unrealized     Fair
                                                           Cost          Gains        Losses      Value
                                                        ----------    -----------  ----------   ---------
                                                                             (In Thousands)
Available-for-sale securities:

   December 31, 1995:
         GNMA........................................     $17,586    $              $   181      $17,405
                                                          =======    =========      =======      =======

    Weighted average yield...........................        6.44%

   December 31, 1994:
    GNMA.............................................     $19,920    $              $ 1,337      $18,583
                                                          =======    =========      =======      =======

      Weighted average yield.........................        6.41%


Held-to-maturity securities:

   December 31, 1995:
    Collateralized mortgage obligations..............    $ 72,222    $   1,280    $      39    $  73,463
    FNMA.............................................      72,590                     1,310       71,280
    GNMA.............................................       1,718           45                     1,763
    FHLMC............................................      73,197           82        1,309       71,970
                                                        ---------   ----------    ---------    ---------
                                                         $219,727     $  1,407     $  2,658     $218,476
                                                         ========     ========     ========     ========

      Weighted average yield.........................        6.75%

   December 31, 1994:
    Collateralized mortgage obligations...............   $ 78,847    $             $  3,207     $ 75,640
    FNMA..............................................     81,513                     7,305       74,208
    GNMA..............................................      1,941            2           39        1,904
    FHLMC.............................................     81,864                     7,548       74,316
                                                        ---------    ---------    ---------    ---------
                                                         $244,165     $      2     $ 18,099     $226,068
                                                         ========     ========     ========     ========

      Weighted average yield.........................        6.80%

     At December 31, 1995, mortgage-backed securities with book values aggregating $103,307,000 were pledged as collateral for retail customer repurchase agreements and securities sold under agreements to repurchase. Accrued interest receivable relating to mortgage-backed securities was $1,372,000 and $1,508,000 at December 31, 1995 and 1994, respectively. There were no sales of mortgage-backed securities classified as held-to-maturity or available-for-sale, nor transfers between categories of mortgage-backed securities during 1995 and 1994.

5.  LOANS

                                                               December 31,
                                                      ----------------------------------
                                                         1995                    1994
                                                      ---------                ---------
                                                              (In Thousands)
Real estate mortgage loans:
  Residential (1-4 family) ......................       $272,525                $260,185
  Other .........................................        296,884                 262,226
Real estate construction loans...................         36,486                  34,382
Commercial loans.................................         26,620                  35,001
Consumer loans  .................................        114,265                  91,182
Lease financings.................................         98,840                  89,095
                                                       ---------               ---------
                                                         845,620                 772,071
Less:
Loans in process ................................         12,158                  21,706
Unearned income .................................         21,456                  18,142
Allowance for loan losses .......................         24,167                  21,700
                                                       ---------               ---------
                                                        $787,839                $710,523
                                                       =========                ========

      At December 31, 1995, the Corporation has impaired loans totalling approximately $16.6 million, all of which had a related allowance for impairment. The average recorded investment in these loans was $16.5 million in 1995. The allowance for losses on impaired loans totalled $2.9 million at December 31, 1995. There were no charge-offs or recoveries of impaired loans during 1995. The Corporation recognizes interest income on a cash basis method on impaired loans. Total interest income recognized on impaired loans totalled $1.3 million for the year ended December 31, 1995.

      The total amounts of loans serviced for others were $229,144,000, $179,562,000 and $190,555,000 at December 31, 1995, 1994 and 1993, respectively.
Accrued interest receivable on loans outstanding was $4,965,000, $4,318,000 and $3,702,000 at December 31, 1995, 1994 and 1993, respectively.

      Nonaccruing loans aggregated $10,537,000, $19,766,000 and $33,598,000 at
December 31, 1995, 1994 and 1993, respectively. If interest on all such loans had been recorded, net interest income would have increased by $735,000 in 1995, $1,191,000 in 1994 and $2,277,000 in 1993.

      A summary of changes in the allowance for loan losses follows:

                                                                          Year  Ended December 31,
                                                                      ----------------------------------
                                                                       1995            1994           1993
                                                                      ------           ----           ----
                                                                                (In Thousands)

Beginning balance ..........................................          $21,700         $23,613        $26,263
  Allowance on purchased loan portfolios....................            2,600
  Provision for loan losses.................................            1,403           1,683          2,620
  Loans charged-off ........................................           (2,198)         (4,727)        (6,342)
  Recoveries................................................              662           1,131          1,072
                                                                     --------         -------        -------
Ending balance .............................................          $24,167         $21,700        $23,613
                                                                      =======         =======        =======

6.  ASSETS ACQUIRED THROUGH FORECLOSURE

                                                                                         December 31,
                                                                                 ----------------------------
                                                                                   1995               1994
                                                                                ---------           ---------
                                                                                        (In Thousands)

Real estate ........................................................              $13,802             $24,229
Other ..............................................................                  568                 384
                                                                                ---------           ---------
                                                                                   14,370              24,613
Less:
Allowance for losses.................................................               2,756               5,677
                                                                                 --------            --------
                                                                                  $11,614             $18,936
                                                                                  =======             =======

     A summary of changes in the allowance for losses follows:


                                                                                Year Ended December 31,
                                                                          -----------------------------------
                                                                          1995          1994           1993
                                                                         ------         ----           ----
                                                                                  (In Thousands)

Beginning balance...........................................             $ 5,677       $ 5,570        $ 3,267
  Provision for losses .....................................               1,570           643          2,617
  Net charge-offs ..........................................              (4,491)         (536)          (314)
                                                                        --------       -------       --------
Ending balance .............................................             $ 2,756       $ 5,677        $ 5,570
                                                                         =======       =======        =======


7.  PREMISES AND EQUIPMENT

                                                                                 December 31,
                                                                         -------------------------------
                                                                         1995                       1994
                                                                         ----                       ----
                                                                                 (In Thousands)
Land ........................................................            $   720                   $ 1,337
Buildings ...................................................              6,088                     8,814
Leasehold improvements ......................................              2,269                     2,088
Furniture and equipment .....................................              7,208                    11,589
                                                                        --------                   -------
                                                                          16,285                    23,828
Less:
Accumulated depreciation ....................................              9,913                    15,388
                                                                        --------                   -------
                                                                         $ 6,372                   $ 8,440
                                                                         =======                   =======

     The Corporation occupies certain premises and operates certain equipment under noncancelable leases with terms ranging from 1 to 19 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred. Rent expense was $921,000 in 1995, $806,000 in 1994 and $1,282,000 in
1993. Future minimum payments under these leases at December 31, 1995 are:


         1996 ............................      $1,100,538
         1997 ............................         905,080
         1998 ............................         741,525
         1999.............................         513,440
         2000.............................         496,480
         Thereafter ......................       2,979,082
                                                ----------
         Total minimum lease payments ....      $6,736,145
                                                ==========

8.  DEPOSITS

     Time deposits include certificates of deposit in denominations of $100,000 or more which aggregate $37,520,000 and $42,031,000 at December 31, 1995 and 1994, respectively.

     The following is a summary of deposits by category including a summary of the remaining time to maturity for time deposits:

                                                                December 31,
                                                       -----------------------------
                                                        1995                  1994
                                                     ---------             ---------
                                                               (In Thousands)
Money market and demand:
   Noninterest-bearing demand ......................   $  70,242           $  69,432
   Money market and interest-bearing demand ........      57,312              88,992
                                                      ----------          ----------
      Total money market and demand ................     127,554             158,424
                                                      ----------           ---------

Savings ............................................     153,931             190,862
                                                      ----------           ---------

Time certificates by maturity (1):
  Less than one year ...............................     260,826             286,054
   One year to two years ...........................      81,132             118,467
   Two years to three years ........................      36,597              26,970
   Three years to four years........................      32,108              16,491
   Four years to five years.........................      28,906              10,441
   Over five years..................................       2,976               1,998
                                                     -----------          ----------
      Total time certificates ......................     442,545             460,421
                                                      ----------          ----------

Total deposits .....................................  $  724,030          $  809,707
                                                      ==========          ==========


   (1) Includes $63.8 million of brokered certificates of deposits.

    Interest expense by deposit category follows:

                                                                           Year Ended December 31,
                                                                   --------------------------------------------
                                                                    1995               1994            1993
                                                                   --------          -------           -----
                                                                                 (In Thousands)
Money market and interest-bearing demand ................          $   1,865         $  2,074         $  2,307
Savings .................................................              4,261            4,498            5,263
Time ....................................................             27,940           20,786           21,831
                                                                   ---------         --------         --------
                                                                    $ 34,066         $ 27,358         $ 29,401
                                                                    ========         ========         ========

9.  BORROWED FUNDS

                                                                             Maximum
                                                                             Amount                     Weighted
                                                                          Outstanding      Average      Average
                                                               Weighted    at Month        Amount       Interest
                                                  Balance       Average      End         Outstanding      Rate
                                                  End of        Interest   During the    During the    During the
                                                   Period        Rate       Period        Period         Period
                                                 ----------    ---------   ----------   -----------    -----------
                                                                  (Dollars in Thousands)
          1995
          ----
FHLB advances...............................      $307,206       6.03%      $317,210      $259,071        6.05%
Senior Notes................................        29,850      11.39         32,000        30,710       11.39
Municipal bond repurchase obligations.......         2,658      11.71          4,632         4,180        9.43
Securities sold under agreements to
    repurchase..............................        56,159       5.96         87,951        67,383        6.24
Other collateralized borrowings.............         4,772       4.40          7,253         5,461        4.08

         1994
         ----
FHLB advances...............................      $226,284       5.66%     $226,284       $187,946        6.08
Senior Notes................................        32,000      11.36        32,000         32,000       11.36
Municipal bond repurchase obligations.......         5,206       9.00         6,161          5,488        9.37
Securities sold under agreements to
  repurchase................................        56,708       6.35        80,083         29,364        5.33
Other collateralized borrowings.............         7,046       4.00         7,559          5,389        2.88


Federal Home Loan Bank Advances

     Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh with fixed rates ranging from 4.49% to 8.40% at December 31, 1995 are due as follows (dollars in thousands):
                                                      Weighted
                                                       Average
                                      Amount            Rate
                                     --------          -------

         1996 ....................   $   83,969          5.93%
         1997.....................      112,000          6.22
         1998.....................       30,000          5.19
         1999.....................       40,000          5.97
         2001.....................       10,000          5.82
                                     ----------
                                      $ 275,969          5.97
                                      =========

     Also outstanding at December 31, 1995 is a $30,000,000 advance from the FHLB with a variable rate based on prime rate less 2.05% which matures in 1997. The Bank also has FHLB advances of $511,000 and $726,000 maturing in 1996 and 1997, respectively, with fixed rates of 2.25%. These low rate advances are part of the FHLB of Pittsburgh's Affordable Housing Program.

     In January 1995, the Bank and Association secured a $97,800,000 and $24,442,000 FHLB revolving line of credit, of which none was outstanding at December 31, 1995. These lines expired January 3, 1996 and were replaced by a line of credit in the amount of $120,771,000, which expires January 2, 1997. Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, collateralized mortgage obligations, FHLB stock and interest-bearing demand deposit accounts with the FHLB.

       Senior Notes

       In December 1993, the Corporation completed the private placement of $32.0 million of 11% Senior Notes (the Notes). The net proceeds totalled $30.4 million, after issuance costs of $1.6 million. Issuance costs are being amortized on a straight line basis over the life of the Notes as a yield adjustment. Net proceeds equal to two semi-annual interest payments are retained by the Corporation. The remainder of the net proceeds were invested in the common stock of the Bank, the Corporation's principal subsidiary. During 1995, the Corporation repurchased and cancelled $2.2 million of the bonds outstanding.

     The Notes mature on December 31, 2005. All outstanding principal will be due and payable at maturity. There is no sinking fund requiring principal payments prior to maturity. The Corporation may elect to redeem the Notes, in whole or in part, at any time on or after December 31, 1998 at 105% of par plus accrued interest, declining ratably (but not below par) over the remaining term to maturity. Semi-annual interest payments are due each January 1 and July 1 until maturity.

     The covenants of the Notes require the Corporation to maintain specified amounts of investment grade securities (in an amount equal to two semi-annual interest payments), restrict the ability of the Corporation to pay dividends or to make other capital distributions, limits the creation of liens and guarantees with respect to certain other indebtedness, restricts the Corporation's ability to dispose of the capital stock of the Bank, and limits the creation of additional senior debt. The maturity of the Notes may also be accelerated in the event of a default.

     Municipal Bond Repurchase Obligations

     In December 1984, the Bank conveyed municipal bonds with a book value of $28,959,000 to a unit investment trust in exchange for $22,604,000. Holders of units in the trust have the option of requiring the trust to redeem their units and the trust has the option of reselling the units or requiring the Bank to repurchase any or all of the bonds at stated amounts. The price to be paid by the Bank to repurchase individual bonds increases on each anniversary of the conveyance and the Bank's obligation to repurchase individual bonds ceases one year prior to the final maturity of such bonds. The Bank's maximum obligation for the repurchase of bonds over the next two years is as follows: 1996 - $1,671,000 and 1997 - $395,000.

     Given the historical relationships of short- and long-term yields on municipal bonds and the coupon rates of the bonds conveyed to the trust, it can be reasonably expected that the trust will require the Bank to repurchase the bonds prior to the expiration of the repurchase obligations. Consequently, this transaction has been accounted for as a financing arrangement with the bonds included in investment securities at book value and the proceeds received by the Bank recorded as a liability. This liability is increased annually to reflect the increase in the amounts the Bank is obligated to pay to repurchase individual bonds with a corresponding charge to interest expense ($394,000, $514,000 and $939,000 for the years ended December 31, 1995, 1994 and 1993, respectively). Interest earned on the bonds is included in interest income and an equal amount is recorded as interest expense, since the unit trust is entitled to the income on the bonds prior to any exercise of the option to require the Bank to repurchase the bonds. The effective annual interest rate on this financing arrangement, comprising the foregone interest on the municipal bonds and the increase in the Bank's repurchase obligation, approximates 9.4%.

     If, at anytime, it is no longer probable that the repurchase option will be exercised by the trust, this transaction will be recorded as a sale resulting in the recognition of a loss equal to the excess of the book value of the bonds over the related liability for the repurchase obligation.

     Securities Sold Under Agreements to Repurchase

     During 1995, the Bank sold securities under agreements to repurchase as a short-term funding source. At December 31, 1995, securities sold under agreements to repurchase had fixed rates of 5.58% and 6.12%. The underlying securities are mortgage-backed securities with book and market values aggregating $50.4 million and $50.7 million, respectively, at December 31, 1995.

     Other Collateralized Borrowings

     Collateralized borrowings of $4,772,000 and $7,046,000 at December 31, 1995 and 1994, respectively, consisted of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold on an overnight basis to retail customers under agreements to repurchase. At December 31, 1995, such borrowings were collateralized by a collateralized mortgage obligation and a mortgage-backed security. Rates on these borrowings during 1995 ranged from 4.00% to 4.40%. In 1994, the Bank secured open ended lines of credit with three different brokerage firms, of which none was outstanding at December 31, 1995. Advances on these open ended lines of credit can be secured by investment, mortgage or mortgage related securities.

10.  STOCKHOLDERS' EQUITY

     Under Office of Thrift Supervision (OTS) capital regulations, savings institutions, such as the Bank, must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets and Tier 1 capital equal to 4.0% of risk-weighted assets. At December 31, 1995, the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes.

     A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of December 31, 1995 follows (dollars in thousands):

                                                    Consolidated           Regulatory
                                                     Bank Capital          Requirement                 Excess
                                                --------------------   -------------------   ---------------------
                                                          Percent of             Percent of             Percent of
                                                 Amount     Assets     Amount     Assets      Amount     Assets
                                                 ------   --------   ---------  -----------  --------   ----------
Tangible Capital..........................      $ 95,643    7.85%    $ 18,270      1.50%   $  77,373     6.35%
Core Capital..............................        95,643    7.85       48,719      4.00       46,924     3.85
Tier 1 Capital............................        95,643   11.14       34,353      4.00       61,290     7.14
Risk-based Capital........................       105,552   12.29       68,706      8.00       36,846     4.29



      Preferred Stock

     In September 1992, the Corporation issued 1,491,413 shares of 10% Convertible Preferred Stock, Series 1, at a subscription price of $9.00 per share. The net proceeds totalled $11.8 million, after issuance costs of $1.6 million. The proceeds of the issuance were used to recapitalize the Bank, the Corporation's principal subsidiary. Dividends were to accrue and become payable at the stated rate of $.90 per share per annum, payable quarterly in arrears in cash, after March 31, 1994.

     At the Annual Meeting of Stockholders held in June 1994, an amendment to the Certificate of Incorporation was approved whereby each share of issued and outstanding 10% Convertible Preferred Stock was reclassified into 6.47 shares of Common Stock. By its original terms, each share of Preferred Stock could be converted at the option of the holder into six shares of Common Stock. The additional .47 shares of Common Stock into which the Preferred Stock was converted as a result of the reclassification was intended to be approximately equal to the present value of the accrued dividends on the Preferred Stock prior to the first redemption date. Such a reclassification was undertaken to simplify the Corporation's capital structure, to reduce the overall ratio of earnings to fixed charges and preferred stock dividends and to avoid an increase in the interest rate the Corporation would have been required to pay on its Senior Notes.

     The Holding Company

     Although the holding company does not have significant assets or engage in significant operations separate from the banking subsidiary, the Corporation has agreed to cause the Bank's required regulatory capital level to be maintained by infusing sufficient additional capital as necessary. To that end, the Corporation issued the 11% Senior Notes described in Note 9.

     Pursuant to federal laws and regulations, the Bank's ability to engage in transactions with affiliated corporations is limited and the Bank generally may not lend funds to nor guarantee indebtedness of the Corporation.

     The Bank is also limited in its declaration and payment of dividends to the Corporation. Dividends from the Bank, and investment income earned thereon by the Corporation, are the only source of funds from which the Corporation currently can pay dividends to its stockholders or interest on the Senior Notes.

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, an institution that immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital that is equal to or greater than the amount of its fully phased-in capital requirements is generally permitted to make a capital distribution after notice. Capital distributions are limited to the greater of: (a) 75% of its net income for the previous four quarters; or (b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year.

11. EMPLOYEE BENEFIT PLANS

      Employee 401(k) Savings Plan

      Certain subsidiaries of the Corporation maintain a qualified plan in which employees may participate. The Corporation's contributions to the plan on behalf of its employees resulted in an expense of $1,417,000, $480,000 and $325,000 in 1995, 1994 and 1993, respectively. The plan purchased 161,000, 59,000 and 67,000 shares of common stock of the Corporation during 1995, 1994 and 1993, respectively. The significant increase in expense and shares purchased resulted from a special supplemental contribution of $734,000 in the third quarter of 1995 related to the sale of the Association's deposits.

      Postretirement Benefits

      The Corporation shares certain costs of providing health and life insurance benefits to retired employees (and their eligible dependents). Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Corporation.

         The Corporation adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. SFAS No. 106 requires that the costs of these benefits be recognized over an employee's active working career.

     Net periodic postretirement benefit costs for the years ended December 31, 1995, 1994 and 1993 included the following components (in thousands):

                                                                                    1995       1994       1993

Service cost for benefits during the period.....................................   $   62     $   35    $    31
Interest cost on accumulated postretirement benefit obligation..................      108        104        107
Amortization  of unrecognized transition obligation.............................       70         78         50
Actual (gain) loss on plan assets...............................................       (7)        20
                                                                                  -------    -------     ------
   Net postretirement benefit cost..............................................    $ 240      $ 210      $ 208
                                                                                    =====      =====      =====


     The Corporation's unrecorded accumulated postretirement benefit obligation
(APBO) at adoption was $1.4 million. As permitted, this liability is being amortized through charges to earnings over a 20-year period. The following summarizes the APBO at each year ended December 31 (dollars in thousands):

                                                                                  1995              1994
                                                                                 --------          -------
    Accumulated Postretirement Benefit Obligation:
     Retirees..................................................................   $1,312            $1,162
     Future retirees...........................................................      279               250
                                                                                 -------            ------
      Total obligation..........................................................   1,591             1,412
    Market value of plan assets.................................................
    Unrecognized net gain (loss)................................................    (162)              (12)
    Unrecognized transition liability...........................................  (1,196)           (1,267)
                                                                                  ------            ------
      Postretirement benefit liability recognized in the balance sheet..........  $  233            $  133
                                                                                  ======            ======

    Assumptions used to value the APBO:
     Discount rate..............................................................     7.0%              8.0%
     Health care cost trend rate................................................     9.5%             13.0%


     The Corporation assumes that the average annual rate of increase for medical benefits will decrease by one-half of 1% per year to 5% in the tenth and all future years. The costs incurred for retirees health care are limited since future retirees are limited to an annual medical premium cap of $1,500 indexed by the lesser of 4% or the actual increase in medical premiums paid by the Corporation. A 1% increase in the annual health care trend rates would not have a material impact on the APBO or postretirement benefit expense at or for the years ended December 31, 1995, 1994 and 1993.

12.  TAXES ON INCOME

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The income tax provision (benefit) consists of the following:

                                                                        Year Ended December 31,
                                                                 ------------------------------------
                                                                 1995           1994             1993
                                                                 ----           ----             ----
                                                                       (In Thousands)
Current income taxes:
  Federal taxes .....................................          $    514         $    226      $     202
  State and local taxes .............................             1,730              816            284
Deferred income taxes:
  Federal taxes .....................................            (3,668)          (2,056)        (2,221)
  State and local taxes .............................               156                2             53
                                                               --------       ----------      ---------
                                                                $(1,268)          (1,012)        (1,682)
                                                                =======          =======       ========


     Current federal income taxes represent taxes on income which cannot be offset by net operating loss carryforwards. This is due to the limitation on the amount of alternative minimum taxable income that can be offset by net operating loss carryforwards (NOL's) as provided in the Internal Revenue Code of 1986, as amended (the Code).

     Based on the Corporation's history of prior operating earnings and its expectations of the future, management believes that operating income will more likely than not be sufficient to recognize a net deferred tax asset of $9.3 million and $5.9 million at December 31, 1995 and 1994, respectively. Adjustments to the valuation allowance were made in 1995 and 1994 and the fourth quarter of 1993 as a result of continued operating earnings, the issuance of the Corporation's 11% Senior Notes in December 1993 and subsequent recapitalization of WSFS.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Corporation's deferred tax assets and liabilities as of December 31, 1995 and December 31, 1994 (in thousands):



                                                                                  1995              1994
                                                                                --------          ------
Deferred tax liabilities:
  Accelerated depreciation.............................................         $ (1,552)        $ (1,773)
   Other...............................................................             (215)            (338)
   Origination costs...................................................                              (633)
                                                                             -----------         ---------
Total deferred tax liabilities.........................................           (1,767)          (2,744)
                                                                               ---------         ---------

Deferred tax assets:
   Bad debt deductions.................................................            9,711             9,929
   Tax credit carryforwards............................................               79             1,375
   Net operating loss carryforwards....................................            7,507             8,108
   Loan fees...........................................................            1,034             1,895
   Provisions for losses on reverse mortgages..........................           20,317            18,929
   Other...............................................................            3,006             1,570
                                                                              ----------         ---------
Total deferred tax assets..............................................           41,654            41,806
                                                                               ---------          --------

Valuation allowance....................................................          (30,557)          (33,138)
                                                                                --------          --------

Net deferred tax assets................................................         $  9,330          $  5,924
                                                                                ========          ========



      Approximately $28.0 million of the Corporation's deferred tax assets are related to Providential's write-downs and income on its portfolio of reverse mortgages. Management has assessed substantial valuation allowances on Providential's deferred tax assets due to limitations and uncertainties surrounding Providential's ability to generate future earnings sufficient to recognize a tax benefit.

     Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized losses on certain investments in debt and equity securities accounted for under SFAS No. 115.

     Net operating loss carryforwards of $24.9 million remain at December 31, 1995. There are also alternative minimum tax credit carryforwards of approximately $79,000 at December 31, 1995 which can be offset against regular taxes in future years. The expiration dates and amounts of such carryforwards and credits are listed below (in thousands):

                                                                        NOL's
                                                              --------------------------           Credit
                                                                Federal            State       Carryforwards
                                                              ----------        --------       -------------
   1998..............................................           $                $   928
   1999..............................................                              5,215
   2004..............................................               213
   2005..............................................             3,850
   2006..............................................             1,098
   2007..............................................                              1,659
   2008..............................................             5,203
   2009..............................................             6,755
   Unlimited.........................................                                                   79
                                                                -------          -------         ---------
                                                                $17,119          $ 7,802         $      79
                                                                =======          =======         =========

     The Corporation's ability to use its NOL's to offset future income is subject to restrictions enacted in Section 382 of the Code. These restrictions would limit the Corporation's future use of its NOL's if there are significant Ownership Changes in or acquisitions of the Corporation's stock (referred to herein as an "Ownership Change"). The utilization of approximately $17.1 million of net operating loss carryforwards is limited to approximately $1.5 million each year as a result of such "Ownership Changes" in Providential's stock. Such NOL's also can only be utilized to offset Providential's future taxable income.

     A reconciliation setting forth the differences between the effective tax rate of the Corporation and the U.S. Federal Statutory tax rate is as follows:

                                                                          Year Ended December 31,
                                                                   ---------------------------------------
                                                                  1995              1994              1993
                                                                  ----              ----              ----

Statutory federal income tax rate .......................          35.0%            34.0%             34.0%
State tax net of federal tax benefit.....................           4.8              7.6               4.8
Amortization of intangibles...............................                           1.8               2.8
Utilization of loss carryforwards and
  valuation allowance adjustments.........................        (42.3)           (61.6)             (78.4)
Tax credits utilized......................................         (4.2)
Other.....................................................          1.8              3.9                .8
                                                                  -----           ------            ------
  Effective tax rate ....................................          (4.9)%          (14.3)%           (36.0)%
                                                                  =====            =====             ======

13.  STOCK OPTION PLAN

      The Corporation has a stock option plan (Option Plan) for officers, directors and employees of the Corporation and its subsidiaries. The Option Plan was amended and restated effective January 1, 1992. The Option Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonincentive stock options and stock appreciation rights (SARs). All options are awarded at not less than the market price of the Corporation's common stock on the date of grant. Such options are exercisable one year from the date of grant and expire no later than the tenth anniversary of the date on which the option was granted.

     The Option Plan also provides for the granting of SARs which allow an optionee to surrender the SARs in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the common stock over the option price of the SARs. SARs granted are exercisable one year from the date of grant and vest in 20% per annum increments. Such payments shall be made in cash; however, no SARs are exercisable unless at the time of surrender the Corporation has the ability to pay dividends and the Bank has sufficient capital to exceed its federal regulatory capital requirements. The SARs expire seven years from the date of grant. The Corporation recorded salary expense related to such SAR's of $1,573,000, $137,000 and $298,000 in 1995, 1994 and
1993, respectively.

     The number of shares for which options or SARs may be granted cannot exceed 1,000,000 shares of the Corporation's common stock. The Option Plan shall terminate on the tenth anniversary of its original effective date, November 26, 1986, after which no awards may be granted.

     Transactions involving the Option Plan are summarized as follows:

                                                                                         Option Price
Option Shares                                                          Shares             Per Share
-------------                                                         --------            ---------
Outstanding at January 1, 1993 ...........................               290,055      $ 2.1875 - 10.375
Exercised.................................................               (31,350)             2.1875
Cancelled.................................................                (5,000)       9.1875 - 10.375
                                                                      ----------

Outstanding at December 31, 1993..........................               253,705        2.1875 - 2.9375
Exercised.................................................                (6,000)            2.1875
Granted...................................................                22,000             3.9375
                                                                        --------

Outstanding at December 31, 1994..........................               269,705        2.1875 - 3.9375
Exercised.................................................                (2,200)            2.1875
                                                                      ----------

Outstanding at December 31, 1995 of which
  all are exercisable at
  December 31, 1995.......................................               267,505         2.1875 - 3.9375
                                                                      ----------

Stock Appreciation Rights
--------------------------
Outstanding SARs at January 1, 1993.......................               291,900           $ 1.65 - 2.15
Granted...................................................                50,000            3.50 - 4.125
Cancelled.................................................               (11,905)               1.65
                                                                       ---------

Outstanding SARs at December 31, 1995, 1994 and
  1993 of which 192,581 are exercisable at
  December 31, 1995.......................................               329,995             1.65 - 4.125
                                                                       ---------

Total awards outstanding at December 31, 1995.............               597,500
                                                                       =========

      At December 31, 1995, there were 347,150 shares available for future grants under the Option Plan.

14.  COMMITMENTS

      Lending Operations

      At December 31, 1995, outstanding letters of credit were $3,968,000 and outstanding commitments to make or acquire mortgage loans aggregated $11,573,000, of which approximately $7,627,000 were at fixed rates ranging from 6.00% to 7.50% and approximately $3,946,000 were at variable rates ranging from 4.50% to 8.50%. All mortgage commitments are expected to have closing dates within a six month period.

      Computer Operations

      In 1988, the Bank entered into an agreement with a data processing facilities management company. The Bank's operations were fully converted to this computer system in November 1989 and SSPA was converted in February 1991. Certain costs for both conversions were capitalized during the conversion period. The Bank amortized such costs over the original remaining term of the agreement. These costs were fully amortized by November 1994. Amortization for 1994 and 1993 totalled $965,000 and $975,000, respectively. This agreement was subsequently amended, and the term of the agreement was extended to December 1997.

      The projected amount of future minimum payments due under the terms of the amended agreement at December 31, 1995, is as follows:


         1996...............        $2,318,000
         1997...............         2,389,000
                                   -----------
                                    $4,707,000
                                   ===========

     Legal Proceedings

     In the ordinary course of business, the Corporation, Bank and its subsidiaries are subject to legal actions which involve claims for monetary relief. Based upon information presently available to management and its counsel, it is management's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations.

     In February 1994, a class-action complaint was filed against the Corporation's subsidiary, Providential, in the United States District Court, Northern District of California. The class-action complaint was amended in April 1994 to add as defendants Providential's President and Executive Vice President, as well as additional claims. The action was purportedly filed on behalf of a class of persons who acquired Providential's Lifetime Reverse Mortgage products and alleges violations of the federal Truth in Lending Act and Regulation Z promulgated thereunder, fraud and deceit, negligent misrepresentation, unlawful, unfair or fraudulent business practices and violations of the Consumers Legal Remedies Act based upon alleged misrepresentations in connection with the sale of reverse mortgages. It seeks unspecified compensatory and punitive damages and penalties, an accounting of all loan portfolios, an injunction barring further alleged violations, interest, costs, expert witness fees and attorneys' fees.

     Providential and the individual defendants have moved to compel arbitration on an individual basis. In July 1994, the District Court issued an Order Granting Motion to Compel Arbitration, which also dismissed the case and held that the Court was without authority to order that arbitration proceed as a class action. In August 1994, the plaintiffs served a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the Order Granting Motion to Compel Arbitration. A hearing was held in December 1995 and a decision is pending.

     The Corporation believes that all such actions are without merit and intends to defend itself vigorously.

     Providential's loan documents provide for the arbitration of disputes that may arise in connection with Lifetime Reverse Mortgages. Providential may from time-to-time be involved in arbitration or litigation with the borrowers or with the heirs of borrowers. Some kinds of disputes may delay or impair Providential's ability to liquidate its collateral promptly after maturity of a loan. Because reverse mortgages are a relatively new product, there can be no assurances regarding how courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of Providential's reverse mortgage loans.

     Financial Instruments With Off-Balance Sheet Risk

     The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business primarily to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk that are not recognized in the Consolidated Statement of Financial Condition.

     Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Corporation generally requires collateral to support such financial instruments in excess of the contractual amount of those instruments and essentially uses the same credit policies in making commitments as it does for on-balance sheet instruments.

     The following represents a summary of off-balance sheet financial instruments at year end:

                                                                             December 31,
                                                                        ---------------------
                                                                        1995             1994
                                                                        ----             ----
                                                                           (In Thousands)
Financial instruments whose contract amounts represent
    potential credit risk:
    Construction loan commitments ............................          $10,526           $10,509
    Commercial mortgage loan commitments .....................            3,127             3,375
    Commercial loan commitments ..............................           10,290             7,365
    Commercial standby letters of credit .....................            3,968             2,725
    Residential mortgage loan commitments ....................           11,573             8,142
    Consumer lines of credit .................................           65,342            77,841

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued to guarantee the performance of a customer to a third party. The Corporation evaluates each customer's creditworthiness and obtains collateral based on management's credit evaluation of the counterparty.

      Concentrations of Credit Risk

      The Corporation considers its primary market area for lending and savings activities to be the Mid-Atlantic region of the United States. The Corporation estimates that approximately 93% of its loan portfolio is based in Delaware and its three contiguous states: New Jersey, Pennsylvania and Maryland. The remainder is distributed throughout the United States. Although the Corporation has a diversified loan portfolio, a substantial factor in its debtors' ability to honor their contractual obligation is the economic stability of the region.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      In October 1994, the FASB issued SFAS No. 119 which requires disclosure about derivative financial instruments and the fair values of financial instruments. The Corporation does not presently invest in such derivative financial instruments and thus has no disclosure regarding such investments. The other provisions of SFAS No. 119 and 107 require disclosure of estimated fair values about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows which are discounted to reflect varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and short-term investments: For cash and short-term investments, including due from banks, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

      Investment and mortgage-backed securities: Fair value for investment securities are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities.

      Investment in reverse mortgages: The fair value of the Corporation's investment in reverse mortgages is based on discounted net cash flows. The discount rate utilized in determining such fair value is based on current rates of similar instruments with comparable maturities.

      Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages, consumer and direct financing leases. The fair value of residential mortgage loans are estimated using quoted market prices for sales of whole loans with similar characteristics such as repricing dates, product type and size. For residential loans that reprice frequently, the carrying amount approximates fair value.

The fair value of direct financing leases is based upon recent market prices of sales of similar receivables. The fair value of other types of loans for which quoted market prices are not available is estimated by discounting expected future cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals. Estimated cash flows, discounted using a rate commensurate with the risk associated with the estimated cash flow are utilized if appraisals are not available.

      Deposit liabilities: SFAS No. 107 defines the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, money market and interest-bearing demand deposits and savings deposits, to be equal to the amount payable on demand as of December 31, 1995 and 1994. The carrying value of variable rate time deposits and time deposits that reprice frequently also approximate fair value at December 31, 1995 and 1994. The fair value of the remaining time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with comparable remaining maturities.

      Borrowed funds: Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

      Off-balance sheet instruments: The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, is estimated using the fees currently charged to enter into similar agreements with comparable remaining terms and reflect the present creditworthiness of the counterparties.

      The carrying amount and estimated fair value of the Corporation's financial instruments are as follows (in thousands):


                                                                                   December 31,
                                                       -------------------------------------------------------------
                                                            1995                              1994
                                                          --------                            ----
                                                          Carrying          Fair             Carrying      Fair
                                                           Amount           Value             Amount       Value
                                                          --------          -----            --------      -----
Financial assets:
   Cash and short-term investments...................      $ 67,403        $ 67,403          $ 64,811     $ 64,811
   Investment securities.............................        28,772          28,886            64,144       62,029
   Mortgage-backed securities........................       237,132         235,881           262,748      244,651
   Investment in reverse mortgages...................        35,614          31,087            32,172       36,159
   Loans, net........................................       792,184         801,989           710,776      712,058

Financial liabilities:
   Deposits..........................................       724,030         721,700           809,707      807,980
   Borrowed funds....................................       400,645         403,013           327,244      311,899


      The estimated fair value of the Corporation's off-balance sheet financial instruments are as follows (in thousands):

                                                  December 31,
                                              ----------------------
                                              1995              1994
                                              ----             ------
Off-balance sheet instruments:
   Commitments to extend credit............   $355              $294
   Standby letters of credit...............     40                27

16.  PARENT COMPANY FINANCIAL INFORMATION


Condensed Statement of Financial Condition

                                                                                           December 31,
                                                                                ------------------------------
                                                                                  1995                  1994
                                                                                 ------                ------
                                                                                        (In Thousands)
Assets:
      Cash .......................................................              $   8,299           $     890
      Investment in the Bank .....................................                 95,605              73,296
      Investment securities.......................................                                      3,536
      Other assets................................................                  1,167               1,400
                                                                                ---------           ---------
                                                                                 $105,071            $ 79,122
                                                                                 ========            ========


Liabilities and stockholders' equity:
      Senior notes...............................................                $ 29,850            $ 32,000
      Interest payable senior notes..............................                   1,642               1,760
      Other liabilities..........................................                      33                  88
                                                                               ----------          ----------
      Total liabilities..........................................                  31,525              33,848
                                                                               ----------           ---------

Stockholders' equity:
      Common stock ..............................................                     145                 145
      Capital in excess of par value ............................                  57,136              57,131
      Unrealized loss on securities available-
        for-sale, net of tax.....................................                    (242)             (1,501)
      Retained earnings .........................................                  16,507             (10,501)
                                                                                ---------           ---------
      Total stockholders' equity ................................                  73,546              45,274
                                                                                ---------           ---------
                                                                                 $105,071            $ 79,122
                                                                                 ========            ========

Condensed Statement of Operations
                                                                                  Year Ended December 31,
                                                                        -------------------------------------
                                                                             1995          1994        1993
                                                                         ----------     ----------   ---------
                                                                                    (In Thousands)
Income:
      Interest ..................................................        $     178     $     196   $        6
      Loss on extinguishment of debt.............................              (90)
      Loss on sale of investment.................................              (31)          (36)
                                                                          --------     ---------   ----------
                                                                                57           160            6
                                                                          --------     ---------   ----------
Expenses:
      Interest...................................................            3,499         3,635           29
      Other operating expenses...................................               32           133          143
                                                                          --------     ---------   ----------
                                                                             3,531         3,768          172
                                                                          --------     ---------   ----------
Loss before equity in undistributed income of the Bank...........           (3,474)       (3,608)        (166)
Equity in undistributed income of the Bank ......................           30,482        11,678        6,525
                                                                          --------     ---------   ----------
Net income ......................................................         $ 27,008     $   8,070   $    6,359
                                                                          ========     =========   ==========

Condensed Statement of Cash Flows

                                                                                 Year Ended December 31,
                                                                             -----------------------------

                                                                             1995        1994         1993
                                                                             ----        ----         ----
                                                                                   (In Thousands)
Operating activities:
      Net income .............................................            $  27,008      $  8,070    $  6,359
Adjustments to reconcile net income to net
   cash used for operating activities:
      Equity in undistributed income of the Bank ............               (30,482)      (11,678)     (6,525)
      Amortization ..........................................                   132           125          41
      Loss on sale of investments............................                    31            36
      Increase (decrease) in liabilities ....................                  (173)          285       1,602
      Decrease (increase) in other assets....................                   113           (22)
                                                                           ---------    ---------   ---------
Net cash provided by (used for) operating activities .........               (3,371)       (3,184)      1,477
                                                                           ---------    ---------   ---------
Investing activities:
      Decrease (increase) in investment in Bank...............                 9,340          725     (25,150)
      Decrease (increase) in investment securities............                 3,585       (3,665)
                                                                           ---------    ---------   ---------
Net cash provided by (used for) investing activities..........                12,925       (2,940)    (25,150)
                                                                           ---------    ---------   ---------
Financing activities:
      Issuance of common stock ...............................                     5           13          67
      Repurchase of senior notes..............................                (2,150)
      Issuance of senior notes................................                                         30,430
                                                                           ---------    ---------   ---------
Net cash provided by (used for) financing activities .........                (2,145)          13      30,497
                                                                           ---------    ---------   ---------

Increase (decrease) in cash ..................................                 7,409       (6,111)      6,824
Cash at beginning of period ..................................                   890        7,001         177
                                                                           ---------    ---------   ---------
Cash at end of period ........................................             $   8,299    $     890    $  7,001
                                                                           =========    =========    ========


17. INVESTMENT IN AND ACQUISITION OF REVERSE MORTGAGES

      Reverse mortgage loans are contracts that require the lender to make monthly advances throughout the borrower's life or until the borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Since reverse mortgages are nonrecourse obligations, the loan repayments are generally limited to the sale proceeds of the borrower's residence and the mortgage balance consists of cash advanced, interest compounded over the life of the loan and a premium which represents a portion of the shared appreciation in the home's value, if any, or a percentage of the value of the residence.

      The Corporation accounts for its investment in reverse mortgages in accordance with instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages and the effective yield of each pool is recomputed and income is adjusted to reflect the revised rate of return.

      In November 1994, the Corporation purchased Providential Home Income Plan, Inc., a California-based reverse mortgage lender, for approximately $24.4 million. The acquisition was accounted for by the purchase method of accounting; accordingly, Providential's results are included in the Corporation's consolidated statement of operations for the period in which they were owned.

      Providential's assets at acquisition primarily consisted of cash and its investment in reverse mortgages (the "1994 Pool"). The carrying value of the reverse mortgages at December 31, 1995 was $9.8 million. Providential's available liquidity was utilized to fund the purchase price. Prior to its acquisition, Providential had been an originator of approximately 1,250 reverse mortgages all of which were located in California. Due to continued declines in the values of California real estate and other operating difficulties, Providential ceased originating such mortgages in the first quarter of 1994 and actively sought a merger partner.

      The Corporation acquired Providential since it has previously purchased other portfolios of reverse mortgages and believes such investments provide a fair return on investment while providing income to elderly homeowners.

         In 1993, the Corporation acquired a pool of reverse mortgages (the "1993 Pool") from the FDIC and another lender. The Corporation's investment in this pool of reverse mortgages totalled $25.8 million at December 31, 1995. Of the 657 loans which comprise the 1993 Pool, 544 loans, or 83%, are located in Delaware, New Jersey, Pennsylvania and Maryland.

      At December 31, 1995, the Corporation's actuarial estimate of net cash flows from each pool of reverse mortgages was as follows:

                                                                           Inflows (outflows)
                                                             ------------------------------------------
                                                             1994 Pool        1993 Pool          Total
                                                             ---------        ---------          ------
                                                                            (In Thousands)
Year ending:

1996.................................................           $(2,124)         $ 3,883          $ 1,759
1997.................................................               338            2,378            2,716
1998.................................................             1,031            2,597            3,628
1999.................................................             1,726            2,739            4,465
2000.................................................             2,230            2,813            5,043
2001-2005............................................            16,182           13,311           29,493
2006-2010............................................            19,596            9,781           29,377
2011-2015............................................            18,312            5,516           23,828
Thereafter...........................................            20,621            3,402           24,023


     The effective yield used to accrue investment income on the Corporation's investment in reverse mortgages is sensitive to changes in collateralized values and other actuarial and prepayment assumptions. Future estimated changes in collateral values were revised in 1995 as follows for each pool:

                                                   1994             1993
                                                   Pool             Pool
                                                   -----            ----
Year ended December 31, 1996...................    0.00%            2.00%
Year ended December 31, 1997...................    1.00             1.00
Year ended December 31, 1998...................    2.00             2.00
Thereafter.....................................    3.00             3.00

     These changes in estimates resulted in an effective yield of approximately 21.5% on the 1994 Pool and reduced income by $273,000 in the year ended December 31, 1995. Included in this reduction in income was a cumulative catch-up adjustment of $24,000. The effective yield on the 1993 Pool was 7.2% in 1995 and reflects a reduction in income of $1.7 million, which includes a cumulative catch-up adjustment of $1.3 million.

     At December 31, 1994, the Corporation's estimates of future changes in collateral values were as follows:

                                                   1994             1993
                                                   Pool             Pool
                                                   ----             ----
Year ended December 31, 1995...................    0.00%            2.00%
Year ended December 31, 1996...................    1.00             3.00
Thereafter.....................................    2.00             4.00

     In making these estimates of current and expected collateral values, the Corporation considers its own experience on reverse mortgages which have matured, expected rates of future inflation and housing indices published by the Bureau of Labor Statistics and the Department of Housing and Urban Development. The projections also incorporate actuarial estimates of contract terminations using mortality tables published by the Office of the Actuary of the United States Bureau of Census adjusted for expected prepayments and relocations. The effect on the yield and income assuming no changes in collateral values or a 1% annual reduction in the projected future changes of collateral values is presented below for the year ended December 31, 1995 (dollars in thousands):


                                                         1994 Pool                             1993 Pool
                                              --------------------------------    ------------------------------------
                                                              1% annual                           1% annual
                                                               reduction                           reduction
                                              No future      in the projected     No future      in the projected
                                              changes in     future changes       changes in     future changes
                                              collateral     in collateral        collateral      in collateral
                                                values            values            values             values
                                              ------------   ----------------    ------------    -----------------

Effective yield..............................     15.63%            19.37%            4.96%             6.42%
Effect on income of reverse mortgages........     $(435)            $(168)          (1,598)           $ (555)


     The cumulative catchup adjustments included in the above decreases in net income are $948,000 and $327,000 at January 1, 1995 for the 1993 Pool, respectively. The cumulative catchup adjustments for the 1994 Pool are $31,000 and $12,000, respectively, at January 1, 1995.

QUARTERLY FINANCIAL SUMMARY


                                                                       Three Months Ended
                            --------------------------------------------------------------------------------------------------
                            12/31/95      9/30/95      6/30/95     3/31/95      12/31/94     9/30/94      6/30/94      3/31/94
                            --------      -------      -------     -------      --------     -------      -------      -------

                                                       (In Thousands, Except Per Share Data)

Interest income              $26,161      $24,266      $25,712     $23,797       $22,591     $20,925     $ 19,212     $17,938
Interest Expense              14,493       14,921       14,972      13,681        12,739      11,290       10,655       9,968
                             -------      -------      -------     -------       -------     -------     --------     -------
Net interest income           11,668        9,345       10,740      10,116         9,852       9,635        8,557       7,970
Provision for loan losses       349            47          653         354           335         471          373         504
                             -------      -------      -------     -------       -------     -------     --------     -------
Net interest income after
 provision for loan losses    11,319        9,298       10,087       9,762         9,517       9,164        8,184       7,466
Other income                   2,122       16,530        2,045       1,918         1,864       1,764        1,677       1,905
Other expenses                8,711         9,818        9,544       9,268         9,187       8,676        8,366       8,254
                             -------      -------      -------     -------       -------     -------     --------     -------
Income before taxes on         4,730       16,010        2,588       2,412         2,194       2,252        1,495       1,117
Income tax provision          (1,188)         985         (588)       (477)         (729)       (100)        (107)        (76)
                             -------      -------      -------     -------       -------     -------     --------     -------
Net income                   $ 5,918      $15,025      $ 3,176     $ 2,889       $ 2,923     $ 2,352      $ 1,602     $ 1,193
                             =======      =======      =======     =======       =======     =======     ========     =======

Earnings per share           $   .40      $  1.02      $   .22     $   .20       $   .20     $   .16     $    .11     $   .08



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   This information is incorporated herein by reference from "Change in Independent Auditors" included in MDA.

                                    PART III


   Items 10 through 13 are incorporated by the following references from the indicated pages of the Proxy Statement for the 1996 Annual Meeting of
Stockholders:


                                                                     Page
                                                                   -------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT
                                                                   4,5,8,9

ITEM 11.  EXECUTIVE COMPENSATION
                                                                   8,10-13

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
                                                                   2,3,6,7


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                                                         9

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

 (a)(1) The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

 Financial statement schedules are not required under the related instructions of the Securities and Exchange Commission or are inapplicable and, therefore, have been omitted.

 (a)(2) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit
Number
-------                           Description of Document
  3.1              Registrant's Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K
                   for the year ended December 31, 1994.

  3.2              Bylaws of WSFS Financial Corporation is incorporated herein by reference to
                   Exhibit 3.2 of the Registrant's Registration Statement on Form S-1 (File No.
                   33-45762) filed with the Commission on February 24, 1992.

  4                Indenture, dated June 15, 1994, by and between WSFS Financial Corporation and Wilmington Trust Company, Trustee for the 11% Senior Notes, Series
                   B, due 2005 is incorporated herein by reference to Exhibit 4 of the
                   Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1994.

  10.1             Employment Agreement between WSFS Financial Corporation and
                   Wilmington Savings Fund    Society, Federal Savings Bank and Marvin N.
                   Schoenhals is incorporated herein by reference to Exhibit 10.1 of Registrant's
                   Registration Statement on Form S-4 (File No. 33-76470) filed with the
                   Commission on March 15, 1994.

  10.2             Amended Employment Agreement between Wilmington Savings Fund
                   Society, Federal Savings Bank and Gordon M. Dyott is incorporated herein by reference to Exhibit 10.4 of Registrant's Registration Statement on Form
                   S-1 (File No. 33-45762) filed with the Commission on February 24, 1992.



Exhibit
Number
-------                           Description of Document





  10.3             Wilmington Savings Fund Society, Federal Savings Bank 1986 Stock Option
                   Plan, as amended is incorporated herein by reference to Exhibit 4.1 of
                   Registrant's Registration Statement on Form S-8 (File No. 33-56108) filed with the Commission on December 21, 1992.

  10.4             Employment Agreement, dated March 24, 1993, by and between Wilmington
                   Savings Fund Society, Federal Savings Bank and R. William Abbott is
                   incorporated herein by reference to Exhibit 10.8 of Registrant's Registration
                   Statement on Form S-4 (File No. 33-76470) filed with the Commission on
                   March 15, 1994.

  10.5             WSFS Financial Corporation, 1994 Short Term Management Incentive Plan
                   Summary Plan Description is incorporated herein by reference to Exhibit
                   10.7 of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1994.

  21   Exhibit 1   Subsidiaries of Registrant.

  22   Exhibit 2   Proxy Statement for 1995 Annual Meeting of Stockholders.

  23.2 Exhibit 3   Consent of Price Waterhouse LLP.

  23.3 Exhibit 4   Consent of KPMG Peat Marwick LLP.

  27   Exhibit 5   Financial Data Schedules.

 (b) No current reports on Form 8-K were filed during the fourth quarter of 1995.


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WSFS FINANCIAL CORPORATION


Date:   March 28, 1996                  BY:  /s/ MARVIN N. SCHOENHALS
                                            ---------------------------
                                            Marvin N. Schoenhals
                                            Chairman, President and
                                               Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   March 28, 1996           BY:    /s/ MARVIN N. SCHOENHALS
                                        ------------------------------
                                        Marvin N. Schoenhals
                                        Chairman, President and Chief Executive
                                        Officer


Date:   March 28, 1996           BY:    /s/ CHARLES G. CHELEDEN
                                        --------------------------------
                                        Charles G. Cheleden
                                        Vice Chairman and Director


Date:   March 28, 1996           BY:    /s/ JOSEPH R. JULIAN
                                        --------------------------------
                                        Joseph R. Julian
                                        Director


Date:   March 28, 1996           BY:    /s/ RANDALL T. MURRILL, JR.
                                        --------------------------------
                                        Randall T. Murrill, Jr.
                                        Director


Date:   March 28, 1996           BY:   /s/ THOMAS P. PRESTON
                                       --------------------------------
                                       Thomas P. Preston
                                       Director






Date:   March 28, 1996           BY:   /s/ MICHELE M. ROLLINS
                                       --------------------------------
                                        Michele M. Rollins
                                        Director





Date:   March 28, 1996           BY:   /s/ CLAIBOURNE D. SMITH
                                       --------------------------------
                                        Claibourne D. Smith
                                        Director


Date:   March 28, 1996           BY:    /s/ R. TED WESCHLER
                                        --------------------------------
                                        R. Ted Weschler
                                        Director


Date:   March 28, 1996           BY:     /s/  DALE E. WOLF
                                         --------------------------------
                                         Dale E. Wolf
                                         Director


Date:   March 28, 1996           BY:     /s/ R. WILLIAM ABBOTT
                                         --------------------------------
                                         R. William Abbott
                                         Executive Vice President and
                                         Chief Financial Officer



Date:   March 28, 1996           BY:     /s/ JERRY D. HOLBROOK
                                         --------------------------------
                                         Jerry D. Holbrook
                                         Senior Vice President and Controller

