Form 10-Q
period 1996-03-31
WSFS FINANCIAL CORP
filed 1996-05-14
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                                     -----------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from____________________ to________________________


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               22-2866913
- ---------------------------------        ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


  838 Market Street, Wilmington, Delaware                      19899
- -------------------------------------------                  ----------
 (Address of principal executive offices)                    (Zip Code)


                                 (302) 792-6000
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X    NO
                                                ----      -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996:

Common Stock, par value $.01 per share                        14,000,098
- ---------------------------------------                  --------------------
          (Title of Class)                               (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                                                   Page
                                                                                                  ------
Item 1.  Financial Statements
         -------------------
           Consolidated Statement of Operations for the Three Months
           Ended March 31, 1996 and 1995 (Unaudited)...........................................      3

           Consolidated Statement of Condition as of March 31, 1996
           (Unaudited) and December 31, 1995..................................................       4

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 1996 and 1995 (Unaudited)................................................       5

           Notes to the Consolidated Financial Statements for the Three
           Months Ended March 31, 1996 and 1995 (Unaudited)...................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................       7
           -------------------------


                                            PART II.  Other Information



Item 4.  Submission of Matters to a Vote of Security Holders..................................      16
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.....................................................      16
         --------------------------------

Signatures . . . . . . . . . .. ..............................................................      17



                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                  Three Months Ended March 31,
                                                                                          ---------------------------------------
                                                                                                 1996                     1995
                                                                                                ------                   ------

                                                                                                        (Unaudited)
                                                                                                  (Dollars In Thousands,
                                                                                                  Except Per Share Data)
Interest income:
Interest and fees on loans..........................................................        $    19,057              $     16,758
Interest on mortgage-backed securities..............................................              3,936                     4,290
Interest and dividends on investment securities.....................................                363                     1,053
Other interest income...............................................................              2,051                     1,696
                                                                                          -------------             -------------
                                                                                                 25,407                    23,797
                                                                                          -------------             -------------

Interest expense:
Interest on deposits................................................................              7,757                     8,239
Interest on advances from the Federal Home Loan Bank of Pittsburgh..................              4,649                     3,370
Interest on Senior Notes............................................................                846                       911
Interest on federal funds purchased and securities sold under
 agreements to repurchase...........................................................                846                       990
Interest on other borrowed funds....................................................                127                       171
                                                                                           ------------              ------------
                                                                                                 14,225                    13,681
                                                                                           ------------              ------------

Net interest income.................................................................             11,182                    10,116
Provision for loan losses...........................................................                318                       354
                                                                                          -------------             -------------
Net interest income after provision for loan losses.................................             10,864                     9,762
                                                                                          -------------             -------------

Other income:
Loan fee income.....................................................................                704                       720
Service charges on deposit accounts.................................................                671                       682
Gain on disposition of investment securities........................................                  1                        23
Other income........................................................................                460                       493
                                                                                           ------------             -------------
                                                                                                  1,836                     1,918
                                                                                           ------------             -------------
Other expenses:
Salaries............................................................................              3,660                     3,608
Employee benefits and other personnel expenses......................................                923                     1,033
Equipment expense...................................................................                313                       300
Data processing expense.............................................................                584                       560
Occupancy expense...................................................................                636                       605
Marketing expense...................................................................                168                       306
Professional fees...................................................................                243                       296
Federal deposit insurance premium...................................................                 10                       499
Net costs of assets acquired through foreclosure....................................                389                       771
Other operating expenses............................................................              1,203                     1,290
                                                                                           ------------              ------------
                                                                                                  8,129                     9,268
                                                                                           ------------              ------------

Income before taxes .................................................................             4,571                     2,412
Income tax provision (benefit).......................................................             1,542                      (477)
                                                                                            -----------              ------------

Net income...........................................................................       $     3,029              $      2,889
                                                                                            ===========              ============

Earnings per share...................................................................       $       .21              $        .20

Weighted average shares outstanding.................................................         14,652,046                14,607,552



   The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                       March 31,           December 31,
                                                                                         1996                 1995
                                                                                     ------------          -----------
                                                                                     (Unaudited)
                                                                                           (Dollars in Thousands)
Assets
Cash and due from banks........................................................   $   27,003            $    31,135
Federal funds sold and securities purchased under agreements to resell.........       29,000                 31,500
Interest-bearing deposits in other banks.......................................        1,537                  4,768
Investment securities held-to-maturity.........................................       20,641                 22,378
Investment securities available-for-sale.......................................        6,358                  6,394
Mortgage-backed securities held-to-maturity....................................      271,861                219,727
Mortgage-backed securities available-for-sale..................................       16,381                 17,405
Investment in reverse mortgages, net...........................................       36,820                 35,614
Loans held for sale............................................................        5,658                  4,345
Loans, net of allowance for loan losses of $24,611 at March 31, 1996
  and $24,167 at December 31, 1995.............................................      787,940                787,839
Stock in Federal Home Loan Bank of Pittsburgh, at cost.........................       16,061                 15,860
Assets acquired through foreclosure............................................       12,669                 11,614
Premises and equipment.........................................................        6,349                  6,372
Accrued interest and other assets..............................................       21,054                 23,875
                                                                                 -----------             ----------

Total assets...................................................................   $1,259,332             $1,218,826
                                                                                  ==========             ==========

Liabilities and Stockholders' Equity

Liabilities:
Deposits.......................................................................   $  749,557             $  724,030
Federal funds purchased and securities sold under agreements to repurchase.....       55,984                 56,159
Federal Home Loan Bank advances................................................      321,226                307,206
Senior notes...................................................................       29,100                 29,850
Other borrowed funds...........................................................        6,260                  7,430
Accrued expenses and other liabilities.........................................       23,381                 20,605
                                                                                 -----------            -----------

Total liabilities..............................................................    1,185,508              1,145,280
                                                                                  ----------            -----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; 10%
  Convertible Preferred Stock, Series 1, 2,000,000 shares authorized; none issued and outstanding.......................................................
Common stock $.01 par value, 20,000,000 shares authorized; issued
  14,178,598 at March 31, 1996 and 14,509,298 at December 31, 1995.............          145                    145
Capital in excess of par value.................................................       57,136                 57,136
Net unrealized losses on securities available-for-sale.........................         (333)                  (242)
Retained earnings .............................................................       19,536                 16,507
Treasury stock at cost, 330,700 shares at March 31, 1996.......................       (2,660)
                                                                                 -----------            -----------

Total stockholders' equity.....................................................       73,824                 73,546
                                                                                 -----------            -----------

Total liabilities and stockholders' equity.....................................   $1,259,332             $1,218,826
                                                                                  ==========             ==========


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                       1996                 1995
                                                                                     -------               -------
                                                                                             (Unaudited)
                                                                                           (In Thousands)
Operating activities:
   Net income.................................................................       $    3,029         $   2,889
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses...............................................              318               354
      Provision for losses on assets acquired through foreclosure.............               75               393
      Depreciation, accretion and amortization................................             (201)             (145)
      Decrease (increase) in accrued interest receivable and other assets.....            1,016            (2,084)
      Origination of loans held for sale......................................          (13,089)           (2,609)
      Proceeds from sales of loans held for sale..............................           11,779             2,276
      Increase in accrued interest payable on deposits and other liabilities..            2,625             3,188
      Other, net..............................................................             (558)             (835)
                                                                                     -----------        ---------
Net cash provided by operating activities.....................................            4,994             3,427
                                                                                     ----------         ---------

Investing activities:
   Net decrease in interest-bearing deposits in other banks...................            3,231             3,928
   Maturities of investment securities held-to-maturity.......................            1,736               428
   Sales of investment securities available-for-sale..........................                              9,961
   Purchases of investment securities held-to-maturity........................              (77)          (39,826)
   Repayments of mortgage-backed securities held-to-maturity..................            9,195             4,396
   Repayments of mortgage-backed securities available-for-sale................              914               320
   Purchases of mortgage-backed securities held-to-maturity...................          (61,441)
   Repayments of reverse mortgages............................................            2,980             2,540
   Disbursements for reverse mortgages........................................           (3,449)           (3,582)
   Sales of loans.............................................................            2,155               (54)
   Purchases of loans.........................................................           (3,292)           (1,363)
   Net (increase) decrease in loans...........................................              819           (14,749)
   Net increase in stock of Federal Home Loan Bank of Pittsburgh..............             (201)              (80)
   Sales of assets acquired through foreclosure...............................            1,362             2,209
   Disbursements for assets acquired through foreclosure......................                                (54)
   Premises and equipment, net................................................             (244)             (703)
                                                                                     ----------         ----------
Net cash used for investing activities........................................          (46,312)          (36,629)
                                                                                     ----------         ----------

Financing activities:
   Net increase (decrease) in demand and savings deposits.....................            8,317            (8,665)
   Net increase in certificates of deposit and time deposits..................           16,993            19,060
   Net increase (decrease) in federal funds purchased and securities sold under
    agreements to repurchase..................................................             (175)           21,241
   Receipts from additional other borrowed funds..............................           50,000
   Repayments of other borrowed funds.........................................          (37,039)             (903)
   Repurchase of Senior notes.................................................             (750)
   Purchase Treasury stock....................................................           (2,660)
                                                                                     ----------        ----------
Net cash provided by (used for) financing activities..........................           34,686            30,733
                                                                                     ----------        ----------
Decrease in cash and cash equivalents.........................................           (6,632)           (2,469)
Cash and cash equivalents at beginning of period..............................           62,635            54,974
                                                                                     ------------       ---------
Cash and cash equivalents at end of period....................................        $  56,003         $  52,505
                                                                                      =========         =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
    Interest..................................................................        $  11,432         $  10,329
    Income taxes, net.........................................................              446               260
   Loans transferred to assets acquired through foreclosure, net..............              686             3,249
   Net unrealized gains (losses) on securities available-for-sale, net of tax.              (91)              876


   The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

WSFS Financial Corporation (the "Corporation") is the parent company of Wilmington Savings Fund Society, FSB (the "Bank"). The consolidated financial statements for the three months ended March 31, 1996 include the accounts of the parent company, the Bank and its wholly owned subsidiaries, WSFS Credit Corporation, Providential Home Income Plan, Inc., 838 Investment Group, Inc., Community Credit Corporation and Star States Development Company,

The consolidated statement of condition as of March 31, 1996, the consolidated statement of operations for the three months ended March 31, 1996 and 1995 and the consolidated statement of cash flows for the three months ended March 31, 1996 and 1995 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the March 31, 1996 presentation. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1995 Annual Report.


2.  EARNINGS PER SHARE

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

   The Corporation's market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The banking operations of WSFS are presently conducted from 14 retail banking offices located in the greater Wilmington and Dover, Delaware area. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily by attracting retail deposits. Deposits are insured by the Federal Deposit Insurance Corporation.

   Additional subsidiaries of the Bank include WSFS Credit Corporation, which is engaged primarily in motor vehicle leasing, and 838 Investment Group, Inc. which markets various insurance products and mutual funds through the Bank's branch system. The Bank formed a consumer finance subsidiary in June 1994, Community Credit Corporation ("CCC"), which opened its first office in August 1994. CCC specializes in consumer loans secured by first and second mortgages. In November 1994, the Bank acquired Providential Home Income Plan, Inc. ("Providential"), a San Francisco, California-based reverse mortgage lender. An additional Bank subsidiary, Star States Development Company, is currently phasing down its real estate investments and developments.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

   Financial Condition

   Total assets grew $40.5 million, or 3.3%, between December 31, 1995 and March 31, 1996. This growth occurred predominately in mortgage-backed securities held-to-maturity which increased $51.1 million. This increase resulted from the purchase of $61.4 million of high quality collateralized mortgage obligations. Asset growth was financed primarily through increases in deposits and FHLB advances along with the use of existing liquidity.

   Total liabilities increased $40.2 million during the three months ended March 31, 1996. During the quarter, deposits grew $25.5 million to $749.6 million. Interest credited to deposits totalled $2.9 million for a net inflow of deposits of $22.6 million. Included in this increase was the acquisition of $10.4 million in deposits from another savings institution located in Dover, Delaware. Additional funding was provided through FHLB advances which increased $14.0 million during the quarter.

   Capital Resources

   Stockholders' equity increased $278,000 between December 31, 1995 and March 31, 1996. This increase reflects net income of $3.0 million for the quarter, offset in part by the impact of the stock repurchase program which began in March 1996. As of March 31, 1996, the Corporation had acquired 330,700 shares, or approximately 2.3% of the common stock outstanding, in open market transactions for $2.7 million. A total of 5% of the outstanding shares (approximately 725,000 shares) of the Company's common stock may be repurchased under the buyback program authorized by the Board of Directors.

   A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of March 31, 1996 follows (dollars in thousands):

                                                    Consolidated           Regulatory
                                                    Bank Capital           Requirement            Excess
                                                --------------------   ------------------   ---------------------
                                                          Percent of           Percent of              Percent of
                                                Amount      Assets     Amount    Assets     Amount       Assets
                                                ------    ----------   ------   ---------   ------      ---------
Tangible Capital..........................      $98,810      7.84%     $18,904    1.50%     $79,906      6.34%
Core Capital..............................       98,810      7.84       50,411    4.00       48,399      3.84
Tier 1 Capital............................       98,810     11.40       34,670    4.00       64,140      7.40
Risk-based Capital........................      108,998     12.58       69,340    8.00       39,658      4.58

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank and Association must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At March 31, 1996 the Bank is classified as a "well capitalized" institution and is in compliance with all regulatory capital requirements.

    The OTS issued a proposed regulation which incorporates an interest rate risk (IRR) component into the risk-based capital calculation. Implementation of this regulation has been postponed until further notice. The IRR component is based on the lowest calculated interest-rate risk capital component for the preceding three quarters. The institution's actual measured IRR is expressed as the change that occurs in its net portfolio value (NPV) as a result of a hypothetical 200 basis point increase or decrease in interest rates, subject to an established floor. Based on the current composition of the Bank's portfolio at March 31, 1996 and the proposed regulation, management believes that no additional capital would be required.

    Liquidity

    The OTS requires institutions, such as the Bank to maintain a 5.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At March 31, 1996, the Bank's liquidity ratio was 11.4% compared to 8.0% at December 31, 1995. Additionally, the

Corporation is required to maintain a reserve of 100% of the aggregate interest expense for 12 full calendar months on the $29.1 million of 11% Senior Notes. The interest reserve requirement on the Senior Notes at March 31, 1996 was approximately $3.2 million.

NONPERFORMING ASSETS

     The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                    March 31,           December 31,
                                                                      1996                   1995
                                                                   -----------          -------------
                                                                         (Dollars in Thousands)
Nonaccruing loans:
   Commercial...........................................           $         711           $        563
   Consumer.............................................                     339                    291
   Commercial mortgages.................................                   2,266                  2,527
   Residential mortgages................................                   3,718                  3,568
   Construction.........................................                   3,578                  3,588
                                                                  --------------         --------------

Total nonaccruing loans.................................                  10,612                 10,537
Nonperforming investments in real estate................                   1,252                  1,252
Assets acquired through foreclosure.....................                  10,860                 11,614
                                                                   -------------         --------------

Total nonperforming assets..............................           $      22,724         $       23,403
                                                                   =============         ==============

Restructured loans......................................           $      17,359         $       17,393
                                                                   =============         ==============

Past due loans:
   Residential mortgages...............................           $          423        $           111
   Commercial and commercial mortgages.................                      434                    789
   Consumer............................................                      180                    143
                                                                 ---------------        ---------------

Total past due loans...................................           $        1,037       $          1,043
                                                                  ==============       ================

Ratios:
   Nonaccruing loans to total loans (1)................                     1.31%                  1.30%
   Allowance for loan losses to total
     gross loans (1)...................................                     2.95                   2.90
   Nonperforming assets to total assets................                     1.80                   1.92

     (1)  Excludes loans held for sale.

     Nonperforming assets decreased $679,000 between March 31, 1996 and December 31, 1995. A $754,000 reduction in assets acquired through foreclosure was the major factor contributing to the decline in nonperforming assets. As of March 31, 1996, the Corporation has reduced the level of assets acquired through foreclosure through sales and collections of properties which totalled $1.0 million, offset in part by additions. An analysis of the change in the balance of nonperforming assets is presented below.


                                                                 Three Months
                                                                      Ended               Year Ended
                                                                    March 31,            December 31,
                                                                       1996                  1995
                                                                -----------------       --------------
                                                                            (In Thousands)

Beginning balance.....................................             $      23,403        $        41,440
   Additions..........................................                     1,800                  8,224
   Collections........................................                    (1,520)               (12,247)
   Transfers to accrual/restructured status...........                      (451)               (10,424)
   Provisions, charge-offs, other adjustments.........                      (508)                (3,590)
                                                                  --------------        ----------------

Ending balance........................................             $      22,724         $       23,403
                                                                   =============         ==============

   At March 31, 1996, 65.4% of nonperforming assets of the Corporation were comprised of nonperforming assets with a carrying value of $1.0 million or more as compared to 64.0% at December 31, 1995. The table below reflects the stratification of such assets at March 31, 1996 and December 31, 1995.

                                                           March 31, 1996               December 31, 1995
                                                      -------------------------      ------------------------
                                                        Number                         Number
                                                       of items        Balance        of items          Balance
                                                       --------        -------        --------          -------
                                                                      (Dollars in Thousands)

$5 million and over..............................          1            $ 5,850           1             $ 5,950
$1 million - $4.99 million.......................          4              9,011           4               9,021
$0.5 million - $0.99 million.....................
Under $500,000...................................        169              7,863         150               8,432
                                                         ---           --------         ---             -------

Total nonperforming assets.......................        174            $22,724         155             $23,403
                                                         ===            =======         ===             =======


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

INTEREST SENSITIVITY

      The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and utilizes a variety of tactics, as needed, to adjust that sensitivity within acceptable tolerance ranges established by management. The excess of interest-earning assets over interest-bearing liabilities that mature within one year (interest-sensitivity gap) increased by $24.8 million to $121.7 million at March 31, 1996. Interest-sensitive assets as a percentage of interest-sensitive liabilities within the "one-year window" increased to 125.7% at March 31, 1996 compared to 120.5% at December 31, 1995. Likewise, the one-year interest sensitivity gap as a percentage of total assets increased to 9.7% at March 31, 1996 from 8.0% at December 31, 1995.

COMPARISON FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Results of Operations

     The Corporation reported net income of $3.0 million, or $.21 per share, for the three months ended March 31, 1996, compared to $2.9 million, or $.20 per share, for the same period last year. Pretax income grew 90% to $4.6 million for the first quarter of 1996 compared to $2.4 million for the first quarter of 1995. This increase reflects a $1.1 million increase in net interest income as well as a $1.1 million decline in noninterest expenses.

     As of December 31, 1995, the Corporation had utilized substantially all of its income tax benefits which resulted from loss carry-forwards. Consequently, the Corporation recorded income tax expense of $1.5 million during the quarter ended March 31, 1996, compared to an income tax benefit of $477,000 recognized in the first quarter of 1995.

     Net Interest Income

     The table on the following page, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                               Three Months Ended March 31,
                                    ---------------------------------------------------------------------------------------
                                                         1996                                            1995
                                   --------------------------------------------     ---------------------------------------

                                           Average                         Yield/      Average                       Yield/
                                           Balance           Interest      Rate        Balance         Interest       Rate
                                         -----------        ---------      -----       -------         --------      ------
Assets
Interest-earning assets:
Loans (1) (2):
   Real estate loans (3)..............   $   585,813     $    13,730        9.38%       $541,992        $ 12,135       8.96%
   Commercial loans...................        25,330             619        9.67          24,864             635      10.22
   Consumer loans ..........                 199,723           4,637        9.34         169,805           3,975       9.49
                                          ----------     -----------                 -----------      ----------

      Total loans.....................       810,866          18,986        9.37         736,661          16,745       9.09
Mortgage-backed securities (4)........       239,487           3,936        6.57         260,784           4,290       6.58
Loans held for sale (2)...............         3,692              71        7.69             508              13      10.24
Investment securities (4).............        22,449             363        6.47          66,035           1,053       6.38
Other interest-earning assets (5).....       108,277           2,051        7.49          72,545           1,696       9.35
                                          ----------     -----------                 -----------     -----------
   Total interest-earning assets......     1,184,771          25,407        8.58       1,136,533          23,797       8.38
                                                          -----------                                -----------

Allowance for loan losses.............       (24,384)                                    (21,808)
Cash and due from banks...............        24,372                                      27,726
Other noninterest-earning assets......        40,929                                      49,899
                                          ----------                                 -----------
   Total assets.......................    $1,225,688                                  $1,192,350
                                          ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
   Money market and interest-
     bearing demand...................    $   55,423             339        2.46      $   85,910             560       2.64
   Savings............................       155,288             966        2.50         184,975           1,117       2.45
   Time...............................       451,052           6,452        5.75         467,815           6,562       5.69
                                          ----------      ----------                  ----------      ----------

     Total interest-bearing deposits..       661,763           7,757        4.71         738,700           8,239       4.52
FHLB advances.........................       313,458           4,649        5.97         226,276           3,370       6.04
Senior Notes..........................        29,710             846       11.39          32,000             911      11.39
Other borrowed funds..................        63,909             973        6.09          72,397           1,161       6.41
                                          ----------      ----------                  ----------      ----------
   Total interest-bearing liabilities.     1,068,840          14,225        5.32       1,069,373          13,681       5.12
                                                          ----------                                  ----------

Noninterest-bearing demand deposits...        63,663                                      61,774
Other noninterest-bearing liabilities.        16,840                                      13,007
Stockholders' equity..................        76,345                                      48,196
                                          ----------                                  ----------

   Total liabilities and stockholders'
     equity...........................    $1,225,688                                  $1,192,350
                                          ==========                                  ==========

Excess of interest-earning assets over
   interest-bearing liabilities.......    $  115,931                                  $   67,160
                                          ==========                                  ==========

Net interest and dividend income......                   $    11,182                                $     10,116
                                                         ===========                                ============

Interest rate spread..................                                      3.26%                                      3.26%
                                                                            ====                                       ====

Net interest margin...................                                      3.78%                                      3.56%
                                                                            ====                                       ====

Net interest and dividend income to
   total average assets...............                                      3.65%                                      3.39%
                                                                            ====                                       ====

(1) Nonperforming loans are included in average balance computations.
(2) Balances are reflected net of unearned income.
(3) Includes commercial mortgage loans.
(4) Includes securities available-for-sale.
(5) Includes investment in reverse mortgages.

   Net interest income grew $1.1 million between the three months ended March 31, 1996 and 1995. This increase was primarily due to a $48.8 million rise in the excess of interest-earning assets over interest-bearing liabilities as well as a 33% reduction in nonperforming assets between quarters. The Banks acquisition of a $47.5 million portfolio of discounted commercial loans and commercial mortgages in July 1995 also contributed favorably to net interest income. The weighted average yield on this acquired portfolio is approximately 18%. Partially offsetting these favorable variances was the higher funding costs which resulted subsequent to the sale of $197.3 million in deposits of a former subsidiary of the Corporation, Fidelity Federal Savings and Loan (Fidelity Federal). These lower costing deposits were replaced with higher rate borrowings.

   The net interest margin improved to 3.78% for the first quarter of 1996 compared to 3.56% for the same period in 1995. The net interest spread remained level between comparable periods at 3.26%.

   Prevailing economic conditions greatly influence net interest income and the levels of interest-earning assets and interest-bearing liabilities. Management anticipates interest rates to remain relatively level during 1996 as economic growth stabilizes. The projected interest rate environment in conjunction with current asset/liability management strategies are anticipated to favorably impact net interest income.

Provision for Loan Losses

   The following table presents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                                          Three Months Ended        Year Ended
                                                                            March 31, 1996        December 31, 1995
                                                                          -------------------     -----------------
                                                                                 (Dollars in Thousands)

Beginning balance..............................................                $24,167                $21,700
Transfer from lease residual reserve...........................                    362
Balance at acquisition for discounted commercial
   mortgages...................................................                                         2,600
Provision for loan losses......................................                    318                  1,403

Charge-offs:
   Residential real estate.....................................                                           154
   Commercial real estate (1)..................................                    173                    814
   Commercial..................................................                                           404
   Consumer (2)................................................                    148                    826
                                                                               -------               --------
     Total charge-offs.........................................                    321                  2,198
                                                                               -------               --------

Recoveries:
   Residential real estate.....................................                     14                      1
   Commercial real estate (1)..................................                      1                    293
   Commercial..................................................                      2                    169
   Consumer (2)................................................                     68                    199
                                                                               -------               --------
     Total recoveries..........................................                     85                    662
                                                                               -------               --------

     Net charge-offs...........................................                    236                  1,536
                                                                               -------               --------

Ending balance.................................................                $24,611                $24,167
                                                                               =======                =======

Net charge-offs to average gross loans outstanding, net
   of unearned income (3)......................................                    .12%                   .20%
                                                                               =======                =======

(1)  Includes commercial mortgages and construction loans.
(2)  Includes lease financings.
(3)  Ratio for the three months ended March 31, 1996 is annualized.

     The provision for loan losses decreased by $36,000 between the three months ended March 31, 1996 and 1995. The reduction in the provision between periods corresponds to the continued decrease in the level of nonperforming loans between the same periods. In addition, there were no significant charge-offs or recoveries during the first quarter of 1996. The ratio of net charge-offs to average gross loans outstanding (net of unearned income) was .12% for the quarter ended March 31, 1996 as compared to .20% for the year ended December 31, 1995.

     Other Income and Expenses

     Other income decreased $82,000 between the three months ended March 31, 1996 and 1995. Reduced gains on the disposition of investment securities and the impact of the Fidelity Federal deposit sale were two of the more significant factors contributing to the reduction in other income.

     Other expenses were $8.1 million for the first quarter of 1996, a reduction of $1.1 million from the same quarter in 1995. Federal deposit insurance premiums declined $489,000 between periods as a result of a significantly lower assessment rate. In addition, the net costs of foreclosed assets decreased $382,000 between the comparable three month periods. This decrease reflects a 33% reduction between quarters in the level of nonperforming assets.

     Management continues to review existing operations as well as other income opportunities in order to enhance earnings. Accordingly, other income and expenses may fluctuate during the year.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Corporation recorded a provision for income taxes during the quarter ended March 31, 1996 of $1.5 million compared to an income tax benefit of $477,000 for the same quarter in 1995. The benefit recognized in the first quarter of 1995 reflects the utilization of net operating loss carry-forwards. As of December 31, 1995, such carry-forwards were substantially utilized.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision (benefit) for incomes taxes accordingly.

PART II.  OTHER INFORMATION


Item 4.      Submission of Matters to a vote of Security Holders

                At the Corporation's Annual Stockholders' Meeting held on April 25, 1996, all of the nominees for director proposed by the Corporation were elected. The votes cast for each such nominee were as follows:

                                                        For                    Withheld
                                                        ---                    --------
                  Charles G. Cheleden                11,929,778                 54,854
                  Joseph R. Julian                   11,926,143                 58,489
                  Dale E. Wolfe                      11,919,214                 65,418



Item 6.      Exhibits and Reports on Form 8-K

   (a)         None

   (b)         No current reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               WSFS FINANCIAL CORPORATION





Date:   May 14, 1996


                                       /s/        MARVIN N. SCHOENHALS
                                       ----------------------------------------
                                                  Marvin N. Schoenhals
                                                Chairman, President and
                                                Chief Executive Officer





Date:   May 14, 1996                   /s/        R. WILLIAM ABBOTT
                                       ----------------------------------------
                                                  R. William Abbott
                                              Executive Vice President and
                                                 Chief Financial Officer