Form 10-Q
period 1996-06-30
WSFS FINANCIAL CORP
filed 1996-08-13
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1996
                               ------------------------------------------------


                                       OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ----------------------


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                22-2866913
- ---------------------------------          ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


838 Market Street, Wilmington, Delaware                   19899
- ----------------------------------------    -----------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (302) 792-6000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   NO
                                              -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996:

Common Stock, par value $.01 per share                      13,832,198
- --------------------------------------               -------------------------
(Title of Class)                                        (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                         PART I. Financial Information

                                                                         Page
                                                                         ----
Item 1. Financial Statements
        --------------------

    Consolidated Statement of Operations for the Three and Six Months
    Ended June 30, 1996 and 1995 (Unaudited)...........................   3

    Consolidated Statement of Condition as of June 30, 1996
    (Unaudited) and December 31, 1995..................................   4

    Consolidated Statement of Cash Flows for the Six Months Ended
    June 30, 1996 and 1995 (Unaudited).................................   5

    Notes to the Consolidated Financial Statements for the Three and Six
    Months Ended June 30, 1996 and 1995 (Unaudited)....................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         ------------------------------------------------------------
           and Results of Operations...................................   7
           -------------------------

                           PART II. Other Information




Item 6.  Exhibits and Reports on Form 8-K..............................  17
         --------------------------------

Signatures . . . . . . . . . .. .......................................  18

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                Three Months Ended                  Six Months Ended
                                                                      June 30,                            June 30,
                                                           -----------------------------      ------------------------------
                                                               1996             1995             1996               1995
                                                           ------------     ------------      -----------       ------------
                                                                                       (Unaudited)
                                                                       (Dollars in Thousands, Except Per Share Data)
Interest income:
   Interest and fees on loans............................   $    19,067      $   17,896        $   38,124        $   34,654
   Interest on mortgage-backed securities................         5,171           4,291             9,107             8,581
   Interest and dividends on investment securities.......           587           1,062               950             2,115
   Other interest income.................................         1,676           2,463             3,727             4,159
                                                            -----------     -----------       -----------       -----------
                                                                 26,501          25,712            51,908            49,509
                                                            -----------     -----------       -----------       -----------
Interest expense:
   Interest on deposits..................................         7,817           9,424            15,574            17,663
   Interest on Federal Home Loan Bank advances...........         4,556           3,427             9,205             6,797
   Interest on senior notes..............................           829             888             1,675             1,799
   Interest on federal funds purchased and securities
     sold under agreements to repurchase.................         1,512           1,083             2,358             2,073
   Interest on other borrowed funds......................            57             150               184               321
                                                            -----------     -----------       -----------       -----------
                                                                 14,771          14,972            28,996            28,653
                                                            -----------    ------------       -----------       -----------

Net interest income......................................        11,730          10,740            22,912            20,856
Provision for loan losses................................           490             653               808             1,007
                                                            -----------     -----------       -----------       -----------
Net interest income after provision for loan losses......        11,240          10,087            22,104            19,849
                                                           ------------   -------------      ------------       -----------

Other income:
   Loan servicing fee income.............................           884             751             1,588             1,471
   Service charges on deposit accounts...................           724             709             1,395             1,391
   Securities gains (losses).............................           (78)            148               (77)              171
   Other income..........................................           570             437             1,030               930
                                                           ------------   -------------   ---------------       -----------
                                                                  2,100           2,045             3,936             3,963
                                                           ------------   -------------   ---------------       -----------
Other expenses:
   Salaries..............................................         3,434           3,961             7,094             7,569
   Employee benefits and other personnel expense.........           840             913             1,763             1,946
   Equipment expense.....................................           319             326               632               626
   Data processing expense...............................           582             553             1,166             1,113
   Occupancy expense.....................................           587             614             1,223             1,219
   Marketing expense.....................................           171             302               339               608
   Professional fees.....................................           446             376               689               672
   Federal deposit insurance premium.....................             9             500                19               999
   Net costs of assets acquired through foreclosure......           438             749               827             1,520
   Other operating expenses..............................         1,415           1,250             2,618             2,540
                                                         --------------    ------------     -------------      ------------
                                                                  8,241           9,544            16,370            18,812
                                                         --------------    ------------      ------------      ------------

Income before taxes......................................         5,099           2,588             9,670             5,000
Income tax provision (benefit)...........................         1,778            (588)            3,320            (1,065)
                                                         --------------   -------------    --------------      ------------

Net income............................................... $       3,321    $      3,176    $        6,350      $      6,065
                                                          =============    ============    ==============      ============

Earnings per share....................................... $         .24    $        .22    $          .44      $        .41

Weighted average shares outstanding......................    14,116,828      14,652,309        14,384,468        14,632,617

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                    June 30,            December 31,
                                                                                      1996                  1995
                                                                                   ----------           -----------
                                                                                  (Unaudited)
                                                                                           (Dollars in Thousands)
Assets

Cash and due from banks........................................................   $   27,036            $    31,135
Federal funds sold and securities purchased under agreements to resell.........       20,500                 31,500
Interest-bearing deposits in other banks.......................................        5,823                  4,768
Investment securities held-to-maturity.........................................       18,676                 22,378
Investment securities available-for-sale.......................................       26,106                  6,394
Mortgage-backed securities held-to-maturity....................................      258,533                219,727
Mortgage-backed securities available-for-sale..................................       53,949                 17,405
Investment in reverse mortgages, net...........................................       37,462                 35,614
Loans held for sale............................................................        5,256                  4,345
Loans, net of allowance for loan losses of $24,400 at June 30, 1996
  and $24,167 at December 31, 1995.............................................      800,692                787,839
Stock in Federal Home Loan Bank of Pittsburgh, at cost.........................       15,561                 15,860
Assets acquired through foreclosure............................................        6,639                 11,614
Premises and equipment.........................................................        6,173                  6,372
Accrued interest and other assets..............................................       30,458                 23,875
                                                                                 -----------             ----------

Total assets...................................................................   $1,312,864             $1,218,826
                                                                                  ==========             ==========

Liabilities and Stockholders' Equity

Liabilities:
Deposits.......................................................................   $  746,785             $  724,030
Federal funds purchased and securities sold under agreements to repurchase.....      122,280                 56,159
Federal Home Loan Bank advances................................................      311,214                307,206
Senior notes...................................................................       29,100                 29,850
Other borrowed funds...........................................................        5,227                  7,430
Accrued expenses and other liabilities.........................................       24,133                 20,605
                                                                                 -----------            -----------

Total liabilities..............................................................    1,238,739              1,145,280
                                                                                  ----------            -----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; 10%
  Convertible Preferred Stock, Series 1, 2,000,000 shares authorized; none issued and outstanding.......................................................
Common stock $.01 par value, 20,000,000 shares authorized; issued
  13,832,198 at June 30, 1996 and 14,509,298 at December 31, 1995..............          145                    145
Capital in excess of par value.................................................       57,250                 57,136
Net unrealized losses on securities available-for-sale.........................         (402)                  (242)
Retained earnings .............................................................       22,857                 16,507
Treasury stock at cost, 725,300 shares at June 30, 1996........................       (5,725)
                                                                                   ---------            -----------

Total stockholders' equity.....................................................       74,125                 73,546
                                                                                 -----------            -----------

Total liabilities and stockholders' equity.....................................   $1,312,864             $1,218,826
                                                                                  ==========             ==========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Six Months Ended June 30,
                                                                                      1996              1995
                                                                                      ----              ----
                                                                                            (Unaudited)
                                                                                           (In Thousands)
Operating activities:
   Net income.................................................................     $    6,350         $   6,065
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses...............................................            808             1,007
      Provision for losses on assets acquired through foreclosure.............            250               736
      Depreciation, accretion and amortization................................           (416)             (766)
      Increase in accrued interest receivable and other assets................         (1,055)           (1,231)
      Origination of loans held for sale......................................        (21,577)           (6,519)
      Proceeds from sales of loans held for sale..............................         20,641             6,127
      Increase in accrued interest payable on deposits and other liabilities..          3,220             7,512
      Other, net..............................................................           (880)           (1,521)
                                                                                   ----------         ---------
Net cash provided by operating activities.....................................          7,341            11,410
                                                                                   ----------         ---------

Investing activities:
   Net decrease (increase) in interest-bearing deposits in other banks........         (1,055)            1,279
   Maturities of investment securities held-to-maturity.......................          3,626               428
   Sales of investment securities available-for-sale..........................          9,937            53,543
   Purchases of investment securities available for sale......................        (29,844)          (39,898)
   Repayments of mortgage-backed securities held-to-maturity..................         24,272             9,241
   Repayments of mortgage-backed securities available-for-sale................            232               754
   Purchases of mortgage-backed securities held-to-maturity...................        (61,441)
   Purchases of mortgage-backed securities available-for-sale.................        (38,763)
   Repayments of reverse mortgages............................................          5,733             6,184
   Disbursements for reverse mortgages........................................         (6,262)           (7,232)
   Sales of loans.............................................................          7,042             3,152
   Purchases of loans.........................................................        (11,125)           (3,685)
   Net increase in loans......................................................        (10,380)          (17,859)
   Sales of assets acquired through foreclosure...............................          2,832             4,079
   Disbursements for assets acquired through foreclosure......................                             (120)
   Disbursements for real estate held for investment..........................         (1,321)
   Other, net.................................................................            (63)             (398)
                                                                                   ----------         ---------
Net cash provided by (used for) investing activities..........................       (106,580)            9,468
                                                                                   ----------         ---------

Financing activities:
   Net increase (decrease) in demand and savings deposits.....................          8,583           (10,181)
   Net increase in certificates of deposit and time deposits..................         14,479           103,529
   Net increase in federal funds purchased and securities sold under
    agreements to repurchase..................................................         66,120             1,406
   Receipts from additional other borrowed funds..............................         55,000
   Repayments of other borrowed funds.........................................        (53,681)           (1,080)
   Repurchase of senior notes.................................................           (750)           (2,150)
   Issuance of common stock...................................................            114
   Purchase treasury stock....................................................         (5,725)
                                                                                   ----------         ---------
Net cash provided by financing activities.....................................         84,140            91,524
                                                                                   ----------         ---------
Increase (decrease) in cash and cash equivalents..............................        (15,099)          112,402
Cash and cash equivalents at beginning of period..............................         62,635            54,974
                                                                                    ----------        ---------
Cash and cash equivalents at end of period....................................      $  47,536         $ 167,376
                                                                                    =========         =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
    Interest..................................................................      $  23,853         $  20,137
    Income taxes, net.........................................................          4,333               779
   Loans transferred to assets acquired through foreclosure, net..............          2,325             4,851
   Net unrealized gains (losses) on securities available-for-sale, net of tax.           (160)            1,270
   Assets acquired through foreclosure transferred to investments in real estate.       4,258

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

WSFS Financial Corporation (the "Corporation") is the parent company of Wilmington Savings Fund Society, FSB (the "Bank"). The consolidated financial statements for the three and six months ended June 30, 1996 include the accounts of the parent company, the Bank and its wholly owned subsidiaries, WSFS Credit Corporation, Providential Home Income Plan, Inc., 838 Investment Group, Inc., Community Credit Corporation and Star States Development Company.

The consolidated statement of condition as of June 30, 1996, the consolidated statement of operations for the three and six months ended June 30, 1996 and 1995 and the consolidated statement of cash flows for the six months ended June 30, 1996 and 1995 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the June 30, 1996 presentation. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1995 Annual Report.


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

   Additional subsidiaries of the Bank include WSFS Credit Corporation, which is engaged primarily in motor vehicle leasing, and 838 Investment Group, Inc. which markets various insurance products and mutual funds through the Bank's branch system. Community Credit Corporation ("CCC"), which opened its first office in August 1994, specializes in consumer loans secured by first and second mortgages. In November 1994, the Bank acquired Providential Home Income Plan, Inc. ("Providential"), a San Francisco, California-based reverse mortgage lender. An additional Bank subsidiary, Star States Development Company, is currently phasing down its real estate investments and developments.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

   Financial Condition

   Total assets grew $94.0 million, or 7.7%, during the first six months of 1996 to $1.3 billion. The majority of this growth occurred in mortgage-backed securities which increased $75.4 million. This increase resulted from the purchase of approximately $100.0 million in collateralized mortgage obligations, offset in part by principal repayments. In addition, investment securities and net loans increased $16.0 million and $12.9 million, respectively. These increases were funded with short-term borrowings and deposit growth as well as the use of existing liquidity.

   Total liabilities increased $93.5 million during the first half of 1996. This increase reflects a $66.1 million rise in securities sold under agreements to repurchase and deposit growth of $22.8 million. Interest credited to deposits during the six months ended June 30, 1996 totalled $6.4 million for a net inflow of $16.4 million in deposits. Deposit growth includes the acquisition of $10.4 million in deposits from another institution located in Dover, Delaware.

   Capital Resources

   Stockholders' equity increased $579,000 between December 31, 1995 and June 30, 1996. This increase reflects net income of $6.4 million for the first six months of 1996, offset in part by the impact of the stock repurchase program which began in March 1996. The Corporation completed the stock repurchase program in May 1996 and acquired 725,300 shares, or approximately 5% of the common stock outstanding, in open market transactions for $5.7 million.

   A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of June 30, 1996 follows (dollars in thousands):


                                                     Consolidated         Regulatory
                                                     Bank Capital         Requirement          Excess
                                                -------------------   -------------------   ---------------------
                                                         Percent of             Percent of             Percent of
                                                Amount      Assets    Amount      Assets    Amount       Assets
                                                ------      ------    ------      ------    ------       ------
Tangible Capital..........................      $92,900      7.08%     $19,681    1.50%     $73,219      5.58%
Core Capital..............................       92,900      7.08       52,484    4.00       40,416      3.08
Tier 1 Capital............................       92,900     10.61       35,026    4.00       57,874      6.61
Risk-based Capital........................       97,370     11.12       70,055    8.00       27,315      3.12

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At June 30, 1996 the Bank is classified as a "well capitalized" institution and is in compliance with all regulatory capital requirements.

    Liquidity

    The OTS requires institutions, such as the Bank to maintain a 5.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At June 30, 1996, the Bank's liquidity ratio was 11.4% compared to 8.0% at December 31, 1995. Additionally, the Corporation is required to maintain a reserve of 100% of the aggregate interest expense for 12 full calendar months on the $29.1 million of 11% senior notes. The interest reserve requirement on the senior notes at June 30, 1996 was approximately $3.2 million.

NONPERFORMING ASSETS

     The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                     June 30,           December 31,
                                                                      1996                 1995
                                                                  --------------        ---------------
                                                                       (Dollars in Thousands)

Nonaccruing loans:
   Commercial...........................................          $          688        $           563
   Consumer.............................................                     419                    291
   Commercial mortgages.................................                   2,608                  2,527
   Residential mortgages................................                   3,176                  3,568
   Construction.........................................                   3,568                  3,588
                                                                  --------------         --------------

Total nonaccruing loans.................................                  10,459                 10,537
Nonperforming investments in real estate................                   1,252                  1,252
Assets acquired through foreclosure.....................                   6,639                 11,614
                                                                  --------------         --------------

Total nonperforming assets..............................           $      18,350         $       23,403
                                                                   =============         ==============

Restructured loans......................................           $      17,382         $       17,393
                                                                   =============         ==============

Past due loans:
   Residential mortgages...............................           $          812        $           111
   Commercial and commercial mortgages.................                      518                    789
   Consumer............................................                       68                    143
                                                                  --------------        ---------------

Total past due loans...................................           $        1,398        $         1,043
                                                                  ==============        ===============

Ratios:
   Nonaccruing loans to total loans (1)................                     1.27%                  1.30%
   Allowance for loan losses to total
     gross loans (1)...................................                     2.89                   2.90
   Nonperforming assets to total assets................                     1.40                   1.92

     (1)  Excludes loans held for sale.

     Nonperforming assets decreased $5.1 million between December 31, 1995 and June 30, 1996. The major factor contributing to this decline was the reclassification of a $4.2 million asset acquired through foreclosure to an investment in real estate. The reclassification was completed in conjunction with the purchase of an adjacent property in order to maximize value. The combined properties generate rental income for the Bank. An analysis of the change in the balance of nonperforming assets is presented on the following page.


                                                                   Six Months
                                                                      Ended               Year Ended
                                                                     June 30,            December 31,
                                                                       1996                 1995
                                                                -----------------         -----------
                                                                            (In Thousands)

Beginning balance.....................................             $      23,403          $     41,440
   Additions..........................................                     4,222                 8,224
   Collections........................................                    (3,106)              (12,247)
   Transfers to accrual/restructured status...........                    (1,000)              (10,424)
   Provisions, charge-offs, other adjustments.........                    (5,169)               (3,590)
                                                                   -------------          ------------

Ending balance........................................             $      18,350          $     23,403
                                                                  ==============          ============

   At June 30, 1996, 56.9% of nonperforming assets of the Corporation were comprised of nonperforming assets with a carrying value of $1.0 million or more as compared to 64.0% at December 31, 1995. The table below reflects the stratification of such assets at June 30, 1996 and December 31, 1995.

                                                           June 30, 1996                    December 31, 1995
                                                      ------------------------           --------------------
                                                       Number                            Number
                                                       of items        Balance         of items        Balance
                                                       --------        -------         --------        -------
                                                                      (Dollars in Thousands)
$5 million and over..............................          1            $ 5,699           1             $ 5,950
$1 million - $4.99 million.......................          3              4,743           4               9,021
$0.5 million - $0.99 million.....................
Under $500,000...................................        163              7,908         150               8,432
                                                         ---            -------         ---             -------

Total nonperforming assets.......................        167            $18,350         155             $23,403
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

INTEREST SENSITIVITY

      The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and utilizes a variety of tactics, as needed, to adjust that sensitivity within acceptable tolerance ranges established by management. The excess of interest-earning assets over interest-bearing liabilities that mature within one year (interest-sensitivity gap) decreased by $13.2 million to $83.7 million at June 30, 1996. Interest-sensitive assets as a percentage of interest-sensitive liabilities within the "one-year window" decreased to 115.4% at June 30, 1996 compared to 120.5% at December 31, 1995. Likewise, the one-year interest sensitivity gap as a percentage of total assets decreased to 6.4% at June 30, 1996 from 8.0% at December 31, 1995.

COMPARISON FOR THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Results of Operations

     The Corporation reported net income of $3.3 million, or $.24 per share, for the three months ended June 30, 1996 compared to $3.2 million, or $.22 per share, for the second quarter of 1995. Pretax earnings for the second quarter of 1996 grew 97% over the same quarter in 1995 to $5.1 million. Net income for the six months ended June 30, 1996 was $6.4 million, or $.44 per share, compared to $6.1 million, or $.41 per share for the same period last year. Pretax earnings for the first half of 1996 were $9.7 million, a 93% improvement over the same period in 1995. The results for the three and six months ended June 30, 1996 reflect lower noninterest expense and higher net interest income.

     As of December 31, 1995, the Corporation had utilized substantially all of its income tax benefits which resulted from loss carry-forwards. Consequently, the Corporation recorded income tax expense of $1.8 and $3.3 million during the quarter and six months ended June 30, 1996, respectively, compared to income tax benefits of $588,000 and $1.1 million recognized in the same periods in 1995.

     Net Interest Income

     The tables on the following two pages, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                               Three Months Ended June 30,
                                        -----------------------------------------------------------------------------------
                                                         1996                                            1995
                                         ----------------------------------------     -------------------------------------

                                           Average                          Yield/     Average                        Yield/
                                           Balance         Interest          Rate      Balance         Interest        Rate
                                         -----------      ----------        ------   -----------      ----------     -------
Assets
Interest-earning assets:
Loans (1) (2):
   Real estate loans (3)..............   $   587,268     $    13,587        9.25%   $    543,711      $   12,858       9.46%
   Commercial loans...................        26,058             644        9.78          26,185             835      12.62
   Consumer loans ....................       204,415           4,706        9.26         176,301           4,184       9.52
                                          ----------     -----------                 -----------      ----------

      Total loans.....................       817,741          18,937        9.26         746,197          17,877       9.58
Mortgage-backed securities (4)........       308,599           5,171        6.70         256,552           4,291       6.69
Loans held for sale (2)...............         7,339             130        7.09             787              19       9.66
Investment securities (4).............        35,573             587        6.60          65,171           1,062       6.52
Other interest-earning assets (5).....        78,598           1,676        8.53         125,571           2,463       7.85
                                           ---------     -----------                ------------     -----------
   Total interest-earning assets......     1,247,850          26,501        8.49       1,194,278          25,712       8.61
                                                         -----------                                 -----------

Allowance for loan losses.............       (24,618)                                    (21,406)
Cash and due from banks...............        22,636                                      25,861
Other noninterest-earning assets......        41,797                                      51,752
                                          ----------                                 -----------

   Total assets.......................    $1,287,665                                  $1,250,485
                                          ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
   Money market and interest-
     bearing demand...................    $   54,717             361        2.65      $   81,027             536       2.65
   Savings............................       159,459           1,044        2.63         179,257           1,117       2.50
   Time...............................       458,289           6,412        5.63         518,900           7,771       6.01
                                          ----------      ----------                  ----------      ----------

     Total interest-bearing deposits..       672,465           7,817        4.68         779,184           9,424       4.85
FHLB advances.........................       312,756           4,556        5.86         226,265           3,427       6.08
Senior Notes..........................        29,100             829       11.39          31,172             888      11.39
Other borrowed funds..................       110,506           1,569        5.68          78,520           1,233       6.28
                                         -----------    ------------                  ----------      ----------

   Total interest-bearing liabilities.     1,124,827          14,771        5.25       1,115,141          14,972       5.37
                                                        ------------                                   ---------

Noninterest-bearing demand deposits...        68,579                                      65,176
Other noninterest-bearing liabilities.        18,823                                      18,415
Stockholders' equity..................        75,436                                      51,753
                                          ----------                                  ----------

   Total liabilities and stockholders'
     equity...........................    $1,287,665                                  $1,250,485
                                          ==========                                  ==========

Excess of interest-earning assets over
   interest-bearing liabilities.......    $  123,023                                  $   79,137
                                          ==========                                  ==========

Net interest and dividend income......                   $    11,730                                   $  10,740
                                                         ===========                                   =========

Interest rate spread..................                                      3.24%                                      3.24 %
                                                                            ====                                       ====

Net interest margin...................                                      3.76%                                      3.60 %
                                                                            ====                                       ====

Net interest and dividend income to
   total average assets...............                                      3.64%                                      3.44 %
                                                                            ====                                       ====

(1) Nonperforming loans are included in average balance computations.
(2) Balances are reflected net of unearned income.
(3) Includes commercial mortgage loans.
(4) Includes securities available-for-sale.
(5) Includes investment in reverse mortgages.

                                                                    Six Months Ended June 30,
                                            ------------------------------------------------------------------------------
                                                              1996                                    1995
                                            -------------------------------------   --------------------------------------
                                            Average                        Yield/      Average                      Yield/
                                            Balance         Interest        Rate       Balance         Interest      Rate
                                          ----------       ----------      ------    -----------     -----------    ------
Assets
Interest-earning assets:
Loans (1) (2):
   Real estate loans (3)..............      $586,540      $   27,317        9.31%     $  542,857     $    24,993       9.21%
   Commercial loans...................        25,694           1,263        9.72          25,528           1,470      11.45
   Consumer loans ....................       202,069           9,343        9.30         173,071           8,159       9.51
                                          ----------       ---------                 -----------       ---------

      Total loans.....................       814,303          37,923        9.31         741,456          34,622       9.34
Mortgage-backed securities (4)........       274,043           9,107        6.65         258,656           8,581       6.64
Loans held for sale (2)...............         5,516             201        7.29             648              32       9.88
Investment securities (4).............        29,011             950        6.55          65,601           2,115       6.45
Other interest-earning assets (5).....        93,438           3,727        7.98          99,204           4,159       8.38
                                          ----------      ----------                  ----------      ----------

   Total interest-earning assets......     1,216,311          51,908        8.54       1,165,565          49,509       8.50
                                                          ----------                                  ----------

Allowance for loan losses.............       (24,501)                                    (21,606)
Cash and due from banks...............        23,504                                      26,788
Other noninterest-earning assets......        41,363                                      50,831
                                          ----------                                  ----------

   Total assets.......................    $1,256,677                                  $1,221,578
                                          ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
   Money market and interest-
     bearing demand...................    $   55,070             700        2.56      $   83,455           1,096       2.65
   Savings............................       157,374           2,010        2.57         182,100           2,234       2.47
   Time...............................       454,670          12,864        5.69         493,499          14,333       5.86
                                         -----------      ----------                 -----------      ----------

     Total interest-bearing deposits..       667,114          15,574        4.69         759,054          17,663       4.69
FHLB advances.........................       313,107           9,205        5.91         226,270           6,797       6.06
Senior Notes..........................        29,405           1,675       11.39          31,584           1,799      11.39
Other borrowed funds..................        87,208           2,542        5.83          75,475           2,394       6.34
                                          ----------      ----------                 -----------    ------------

   Total interest-bearing liabilities.     1,096,834          28,996        5.29       1,092,383          28,653       5.25
                                                           ---------                                  ----------

Noninterest-bearing demand deposits...        66,121                                      63,484
Other noninterest-bearing liabilities.        17,832                                      15,726
Stockholders' equity..................        75,890                                      49,985
                                          ----------                                  ----------

   Total liabilities and stockholders'
     equity...........................    $1,256,677                                  $1,221,578
                                          ==========                                  ==========

Excess of interest-earning assets over
   interest-bearing liabilities.......    $  119,477                                  $   73,182
                                          ==========                                  ==========

Net interest and dividend income......                    $   22,912                                  $   20,856
                                                          ==========                                  ==========

Interest rate spread..................                                      3.25%                                      3.25 %
                                                                            ====                                       ====

Net interest margin...................                                      3.77%                                      3.58 %
                                                                            ====                                       ====

Net interest and dividend income to
   total average assets...............                                      3.65%                                      3.41 %
                                                                            ====                                       ====

(1) Nonperforming loans are included in average balance computations.
(2) Balances are reflected net of unearned income.
(3) Includes commercial mortgage loans.
(4) Includes securities available-for-sale.
(5) Includes investment in reverse mortgages.

   Net interest income grew $990,000 between the second quarter of 1996 and 1995 and $2.1 million between the six months ended June 30, 1996 and 1995. This improvement reflects continued growth in the excess of interest-earning assets over interest-bearing liabilities and a 40% reduction in the levels of nonperforming assets between June 30, 1996 and 1995. Also, favorably impacting net interest income was the acquisition of a $47.5 million portfolio of discounted commercial loans and commercial mortgages yielding approximately 18%. Partially offsetting these favorable variances was higher funding costs which resulted subsequent to the sale of $197.3 million in deposits of the Corporation's former subsidiary, Fidelity Federal Savings and Loan, in the third quarter of 1995. These lower costing deposits were replaced with higher rate borrowings.

   The net interest margin improved to 3.76% and 3.77% for the three and six months ended June 30, 1996, compared to 3.60% and 3.58% for the same respective periods last year. The net interest spread remained level at 3.24% and 3.25% between comparable three and six month periods.

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

   Provision for Loan Losses

   The following table presents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                                         Six Months Ended          Year Ended
                                                                           June 30, 1996         December 31,1995
                                                                         -----------------       ----------------
                                                                                 (Dollars in Thousands)
Beginning balance..............................................                $24,167                $21,700
Transfer from lease residual reserve...........................                    362
Balance at acquisition for discounted commercial
   mortgages...................................................                                         2,600
Provision for loan losses......................................                    808                  1,403

Charge-offs:
   Residential real estate.....................................                     40                    154
   Commercial real estate (1)..................................                    172                    814
   Commercial..................................................                    495                    404
   Consumer (2)................................................                    387                    826
                                                                             ---------               --------
     Total charge-offs.........................................                  1,094                  2,198
                                                                             ---------               --------

Recoveries:
   Residential real estate.....................................                     14                      1
   Commercial real estate (1)..................................                      2                    293
   Commercial..................................................                      3                    169
   Consumer (2)................................................                    138                    199
                                                                             ---------              ---------
     Total recoveries..........................................                    157                    662
                                                                             ---------              ---------

     Net charge-offs...........................................                    937                  1,536
                                                                             ---------               --------

Ending balance.................................................                $24,400                $24,167
                                                                               =======                =======

Net charge-offs to average gross loans outstanding, net
   of unearned income (3)......................................                    .23%                   .20%
                                                                             =========               =========

(1)  Includes commercial mortgages and construction loans.
(2)  Includes lease financings.
(3)  Ratio for the six months ended June 30, 1996 is annualized.

     The provision for loan losses decreased by $199,000 between the six months ended June 30, 1996 and 1995. The reduction in the provision between periods corresponds to the continued decrease in the level of nonperforming loans between the same periods. One significant charge-off of a $495,000 nonaccruing commercial loan was recorded during the first half of 1996. The ratio of net charge-offs to average gross loans outstanding (net of unearned income) was .23% for the six months ended June 30, 1996 as compared to .20% for the year ended December 31, 1995.

     Other Income and Expenses

     Other income for the three months ended June 30, 1996 exceeded the same quarter in 1995 by $55,000. Other income for the six months ended June 30, 1996 was $27,000 lower than the comparable period in 1995. This decrease between periods was primarily the result of net losses in the disposition of securities in 1996. The three and six month periods were both favorably impacted by higher loan servicing fee income.

     Other expenses for the second quarter of 1996 were $1.3 million lower than the same period last year. Salary related expenses were reduced $527,000 as a result of a decrease in the number of full time equivalent employees and a reduction in expenses associated with stock appreciation rights. In addition, federal deposit insurance premiums and the net costs of foreclosed assets declined $491,000 and $311,000, respectively, between comparable three month periods. The decrease in deposit insurance premiums resulted from a significantly lower assessment rate. Lower costs of foreclosed assets reflect a 40% reduction in the level of nonperforming assets between June 30, 1996 and 1995.

     Other expenses for the six months ended June 30, 1996 were $2.4 million below the first half of 1995. Consistent with the second quarter results, the six month period was impacted by lower deposit insurance premiums, the net costs of foreclosed assets and salary related expenses. These expenses were reduced $980,000, $693,000 and $475,000, respectively.

     Management continues to review existing operations as well as other income opportunities in order to enhance earnings. Accordingly, other income and expenses may fluctuate during the year.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Corporation recorded a provision for income taxes during the three and six months ended June 30, 1996 of $1.8 million and $3.3 million, respectively, compared to income tax benefits of $588,000 and $1.1 million for the same periods in 1995. The benefits recognized in 1995 reflect the utilization of net operating loss carry-forwards. As of December 31, 1995, such carry-forwards were substantially utilized.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for incomes taxes accordingly.

PART II.  OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
 (a)         None

 (b)         No current reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WSFS FINANCIAL CORPORATION





Date:   August 13, 1996         /s/       MARVIN N. SCHOENHALS
                                ------------------------------------------------
                                           Marvin N. Schoenhals
                                Chairman, President and Chief Executive Officer



Date:   August 13, 1996         /s/          R. WILLIAM ABBOTT
                                ------------------------------------------------
                                             R. William Abbott
                                       Executive Vice President and
                                          Chief Financial Officer