Form 10-Q
period 1996-09-30
WSFS FINANCIAL CORP
filed 1996-11-13
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               ----------------------------------


                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission File Number 0-16668
                                                -------



                           WSFS FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


838 Market Street, Wilmington, Delaware                                19899
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)


                                 (302) 792-6000
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               ------    ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996:

Common Stock, par value $.01 per share                          13,789,826
--------------------------------------                     --------------------
         (Title of Class)                                  (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                                          Page
Item 1.  Financial Statements

           Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 1996 and 1995 (Unaudited)...............................      3

           Consolidated Statement of Condition as of September 30, 1996
           (Unaudited) and December 31, 1995...........................................      4

           Consolidated Statement of Cash Flows for the Nine Months Ended
           September 30, 1996 and 1995 (Unaudited).....................................      5

           Notes to the Consolidated Financial Statements for the Three and Nine
           Months Ended September 30, 1996 and 1995 (Unaudited)........................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................................      7



                           PART II. Other Information



Item 6.  Exhibits and Reports on Form 8-K.............................................      18


Signatures . . . . . . . . . .. ......................................................      19



                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                              ----------------------------      ----------------------------
                                                                  1996             1995            1996               1995
                                                              -----------       ----------       ---------          --------
                                                                                       (Unaudited)
                                                                       (Dollars in Thousands, Except Per Share Data)
Interest income:
   Interest and fees on loans............................   $    19,145      $   18,861        $   57,269        $   53,515
   Interest on mortgage-backed securities................         5,239           4,158            14,346            12,739
   Interest and dividends on investment securities.......           685             594             1,635             2,709
   Other interest income.................................         1,283             653             5,010             4,812
                                                            -----------      ----------       -----------       -----------
                                                                 26,352          24,266            78,260            73,775
                                                            -----------      ----------        ----------        ----------
Interest expense:
   Interest on deposits..................................         7,870           8,604            23,444            26,267
   Interest on Federal Home Loan Bank advances...........         4,514           4,116            13,719            10,913
   Interest on senior notes..............................           829             850             2,504             2,649
   Interest on federal funds purchased and securities
     sold under agreements to repurchase.................         1,762           1,205             4,120             3,278
   Interest on other borrowed funds......................            80             146               264               467
                                                            -----------   -------------      ------------      ------------
                                                                 15,055          14,921            44,051            43,574
                                                            -----------    ------------       -----------       -----------

Net interest income......................................        11,297           9,345            34,209            30,201
Provision for loan losses................................           477              47             1,285             1,054
                                                           ------------   -------------      ------------      ------------
Net interest income after provision for loan losses......        10,820           9,298            32,924            29,147
                                                           ------------   -------------      ------------       -----------

Other income:
   Gain on the sale of deposits..........................                        14,247                              14,247
   Loan servicing fee income.............................           859             722             2,447             2,193
   Service charges on deposit accounts...................           739             716             2,134             2,107
   Securities gains (losses).............................          (331)             75              (408)              246
   Other income..........................................           617             770             1,647             1,700
                                                           ------------   -------------   ---------------       -----------
                                                                  1,884          16,530             5,820            20,493
                                                           ------------   -------------   ---------------       -----------
Other expenses:
   Salaries..............................................         3,534           4,368            10,628            11,937
   Employee benefits and other personnel expense.........           916           1,614             2,679             3,560
   Equipment expense.....................................           313             339               945               965
   Data processing expense...............................           595             577             1,761             1,690
   Occupancy expense.....................................           634             621             1,857             1,840
   Marketing expense.....................................           171             276               510               884
   Professional fees.....................................           451              (2)            1,140               670
   Federal deposit insurance premium.....................            59              42                78             1,041
   Net costs of assets acquired through foreclosure......           277             523             1,104             2,043
   Other operating expenses..............................         1,190           1,460             3,808             4,000
                                                         --------------    ------------     -------------      ------------
                                                                  8,140           9,818            24,510            28,630
                                                         --------------    ------------      ------------      ------------

Income before taxes......................................         4,564          16,010            14,234            21,010
Income tax provision (benefit)...........................        (1,668)            985             1,652               (80)
                                                         --------------    ------------      ------------      ------------
Net income............................................... $       6,232    $     15,025    $       12,582      $     21,090
                                                          =============    ============    ==============      ============

Earnings per share....................................... $         .45    $       1.02    $          .88      $       1.44

Weighted average shares outstanding......................    13,985,811      14,691,473        14,250,505        14,659,508

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION


                                                                                 September 30,          December 31,
                                                                                     1996                   1995
                                                                                 -----------            ------------
                                                                                 (Unaudited)
                                                                                       (Dollars in Thousands)
Assets
Cash and due from banks........................................................   $   29,165            $    31,135
Federal funds sold and securities purchased under agreements to resell.........       16,000                 31,500
Interest-bearing deposits in other banks.......................................        2,218                  4,768
Investment securities held-to-maturity.........................................       18,444                 22,378
Investment securities available-for-sale.......................................       35,529                  6,394
Mortgage-backed securities held-to-maturity....................................      246,919                219,727
Mortgage-backed securities available-for-sale..................................       52,660                 17,405
Investment in reverse mortgages, net...........................................       37,853                 35,614
Loans held for sale............................................................        1,336                  4,345
Loans, net of allowance for loan losses of $24,564 at September 30, 1996
  and $24,167 at December 31, 1995.............................................      805,620                787,839
Stock in Federal Home Loan Bank of Pittsburgh, at cost.........................       15,153                 15,860
Assets acquired through foreclosure............................................        6,439                 11,614
Premises and equipment.........................................................        6,043                  6,372
Accrued interest and other assets..............................................       33,335                 23,875
                                                                                  ----------             ----------

Total assets...................................................................   $1,306,714             $1,218,826
                                                                                  ==========             ==========

Liabilities and Stockholders' Equity

Liabilities:
Deposits.......................................................................   $  736,133             $  724,030
Federal funds purchased and securities sold under agreements to repurchase.....      121,157                 56,159
Federal Home Loan Bank advances................................................      303,055                307,206
Senior notes...................................................................       29,100                 29,850
Other borrowed funds...........................................................        7,969                  7,430
Accrued expenses and other liabilities.........................................       28,636                 20,605
                                                                                  ----------             ----------

Total liabilities..............................................................    1,226,050              1,145,280
                                                                                  ----------             ----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; 10%
  Convertible Preferred Stock, Series 1, 2,000,000 shares authorized; none issued and outstanding.......................................................
Common stock $.01 par value, 20,000,000 shares authorized; issued
  13,842,198 at September 30, 1996 and 14,509,298 at December 31, 1995.........          146                    145
Capital in excess of par value.................................................       57,289                 57,136
Net unrealized losses on securities available-for-sale.........................         (135)                  (242)
Retained earnings .............................................................       29,089                 16,507
Treasury stock at cost, 725,300 shares at September 30, 1996...................       (5,725)
                                                                                  ----------             ----------

Total stockholders' equity.....................................................       80,664                 73,546
                                                                                  ----------             ----------

Total liabilities and stockholders' equity.....................................   $1,306,714             $1,218,826
                                                                                  ==========             ==========


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    ----------------------
                                                                                      1996          1995
                                                                                    ---------    ---------
                                                                                         (Unaudited)
                                                                                        (In Thousands)
Operating activities:
   Net income ...................................................................   $  12,582    $  21,090
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .................................................       1,285        1,054
      Provision for losses on assets acquired through foreclosure ...............         325          956
      Depreciation, accretion and amortization ..................................        (523)      (1,083)
      Increase in accrued interest receivable and other assets ..................      (4,671)      (3,193)
      Origination of loans held for sale ........................................     (23,857)     (18,274)
      Proceeds from sales of loans held for sale ................................      26,908       15,534
      Gain on sale of deposits ..................................................                  (16,553)
      Loss on property and equipment liquidation related to deposit sale ........                    2,318
      Increase in accrued interest payable on deposits and other liabilities ....       7,556       14,073
      Other, net ................................................................        (482)          37
                                                                                    ---------    ---------
Net cash provided by operating activities .......................................      19,123       15,959
                                                                                    ---------    ---------
Investing activities:
   Net decrease in interest-bearing deposits in other banks .....................       2,550        3,207
   Maturities of investment securities held-to-maturity .........................       3,535          929
   Sales of investment securities available-for-sale ............................      25,825       63,493
   Purchases of investment securities available for sale ........................     (54,615)     (39,973)
   Repayments of mortgage-backed securities held-to-maturity ....................      36,474       16,509
   Repayments of mortgage-backed securities available-for-sale ..................         795        1,496
   Purchases of mortgage-backed securities held-to-maturity .....................     (61,441)
   Purchases of mortgage-backed securities available-for-sale ...................     (38,763)
   Repayments of reverse mortgages ..............................................       8,328        9,422
   Disbursements for reverse mortgages ..........................................      (9,102)     (11,641)
   Sales of loans ...............................................................       4,297        6,196
   Purchases of loans ...........................................................     (12,897)     (48,856)
   Net increase in loans ........................................................     (12,331)     (22,306)
   Net increase decrease) in stock in the Federal Home Loan Bank of Pittsburgh ..         707       (4,078)
   Sales of assets acquired through foreclosure .................................       4,505        6,639
   Disbursements for real estate held for investment ............................      (1,361)
   Other, net ...................................................................         (11)         435
                                                                                    ---------    ---------
Net cash used for investing activities ..........................................    (103,505)     (18,528)
                                                                                    ---------    ---------
Financing activities:
   Net increase (decrease) in demand and savings deposits .......................         484      (22,265)
   Net increase in certificates of deposit and time deposits ....................      14,592      110,534
   Sale of deposits, net ........................................................                 (180,758)
   Net increase in federal funds purchased and securities sold under
    agreements to repurchase ....................................................      64,998       15,250
   Receipts from additional other borrowed funds ................................      55,000      120,000
   Repayments of other borrowed funds ...........................................     (61,840)     (41,330)
   Repurchase of senior notes ...................................................        (750)      (2,150)
   Issuance of common stock .....................................................         153            4
   Purchase treasury stock ......................................................      (5,725)
                                                                                    ---------    ---------
Net cash provided by (used for) financing activities ............................      66,912         (715)
                                                                                    ---------    ---------
Decrease in cash and cash equivalents ...........................................     (17,470)      (3,284)
Cash and cash equivalents at beginning of period ................................      62,635       54,974
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $  45,165    $  51,690
                                                                                    =========    ---------

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
    Interest ....................................................................   $  36,929    $  31,263
    Income taxes, net ...........................................................       4,568        2,322
   Loans transferred to assets acquired through foreclosure, net ................       3,830        5,336
   Net unrealized gains (losses) on securities available-for-sale, net of tax ...         107        1,268
   Assets acquired through foreclosure transferred to investments in real estate        4,258

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

WSFS Financial Corporation (the "Corporation") is the parent company of Wilmington Savings Fund Society, FSB (the "Bank"). The consolidated financial statements for the three and nine months ended September 30, 1996 include the accounts of the parent company, the Bank and its wholly owned subsidiaries, WSFS Credit Corporation, Providential Home Income Plan, Inc., 838 Investment Group, Inc., Community Credit Corporation and Star States Development Company.

The consolidated statement of condition as of September 30, 1996, the consolidated statement of operations for the three and nine months ended September 30, 1996 and 1995 and the consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior periods' financial statements to conform them to the September 30, 1996 presentation. The results of operations for the three and nine month periods ending September 30, 1996 are not necessarily indicative of the expected results for the full year ending December 31, 1996. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1995 Annual Report.


2.  EARNINGS PER SHARE

Earnings per share is computed by dividing income applicable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.


3.  ACQUISITION OR DISPOSITION OF ASSETS

On July 28, 1995, the Corporation's wholly-owned subsidiary, Fidelity Federal Savings and Loan Association (the "Association"), completed the sale of deposits and certain real estate at four of its branches to Commonwealth Savings Bank. Commonwealth assumed approximately $197.3 million of deposit liabilities in exchange for certain branch related assets, loans and cash. The Corporation reported a gain of approximately $12.5 million, net of taxes, or $.85 per outstanding share from this sale. In November 1995, the remaining operations of the Association were merged into WSFS.

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

   Additional subsidiaries of the Bank include WSFS Credit Corporation, which is engaged primarily in motor vehicle leasing, and 838 Investment Group, Inc. which markets various insurance products and mutual funds through the Bank's branch system. Community Credit Corporation ("CCC") specializes in consumer loans secured by first and second mortgages. In November 1994, the Bank acquired Providential Home Income Plan, Inc. ("Providential"), a San Francisco, California-based reverse mortgage lender. Providential is expected to be merged into WSFS in the fourth quarter of 1996. Management and operations of Providential's reverse mortgage portfolio will be absorbed by WSFS. In addition, Providential acted as servicer for a portfolio of Federal Housing Administration Home Equity Conversion Mortgages and Fannie Mae HomeKeeper Mortgages. Effective October 31, 1996, Providential sold the servicing rights and other assets related to these reverse mortgages. The sale of this servicing did not result in a significant gain or loss. An additional Bank subsidiary, Star States Development Company, is currently phasing down its real estate investments and developments.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

   Financial Condition

   Total assets grew $87.9 million, or 7.2%, during the nine months ended September 30, 1996 to $1.3 billion. The majority of this growth occurred in mortgage-backed securities which increased $62.4 million. This increase resulted from the purchase of approximately $100.0 million in collateralized mortgage obligations, offset in part by principal repayments of the portfolio. In addition, investment securities and net loans increased $25.2 million and $14.8 million, respectively. These increases were funded through short-term borrowings and deposit growth as well as the use of existing liquidity.

   Total liabilities increased by $80.8 million between September 30, 1996 and December 31, 1995. This increase is due in part to $65.0 million of additional short-term borrowings. In addition, deposits increased $12.1 million during the nine months ended September 30, 1996. Interest credited to deposits during the nine months totalled $10.4 million for a net deposit inflow of $1.7 million. Deposit growth included the acquisition of $10.4 million in deposits from another institution located in Dover, Delaware, offset in part by an outflow of deposits.

   Capital Resources

   Stockholders' equity increased $7.1 million between December 31, 1995 and September 30, 1996. This increase reflects net income of $12.6 million for the first nine months of 1996, offset in part by the impact of a stock repurchase program which began in March 1996. The Corporation completed this stock repurchase program in May 1996 and acquired 725,300 shares, or approximately 5% of the common stock outstanding, in open market transactions for $5.7 million. On October 28, 1996, the Corporation announced that its Board of Directors had approved a second stock repurchase program to purchase up to 10% of its outstanding common stock, $.01 par value per share. Under the new repurchase program, stock repurchases may be effected through open-market repurchases and privately negotiated transactions.

   A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of September 30, 1996 follows (dollars in thousands):


                                                    Consolidated           Regulatory
                                                    Bank Capital           Requirement               Excess
                                                --------------------    --------------------     --------------------
                                                          Percent of              Percent of              Percent of
                                                Amount      Assets      Amount      Assets      Amount      Assets
                                                ------    ----------    ------    ----------    ------    ----------
Tangible Capital..........................      $97,934      7.51%     $19,559      1.50%      $78,375       6.01%
Core Capital..............................       97,934      7.51       52,158      4.00        45,776       3.51
Tier 1 Capital............................       97,934     11.20       34,979      4.00        62,955       7.20
Risk-based Capital........................      101,884     11.65       69,957      8.00        31,927       3.65

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At September 30, 1996 the Bank is classified as a "well capitalized" institution and is in compliance with all regulatory capital requirements.

    Liquidity

    The OTS requires institutions, such as the Bank to maintain a 5.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At September 30, 1996, the Bank's liquidity ratio was 8.4% compared to 8.0% at December 31, 1995. Additionally, the Corporation is required to maintain a reserve of 100% of the aggregate interest expense for 12 full calendar months on the $29.1 million of 11% senior notes. The interest reserve requirement on the senior notes at September 30, 1996 was approximately $3.2 million.

NONPERFORMING ASSETS

     The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                 September 30,          December 31,
                                                                      1996                   1995
                                                                 -------------          ------------
                                                                        (Dollars in Thousands)
Nonaccruing loans:
   Commercial...........................................          $          697        $           563
   Consumer.............................................                     228                    291
   Commercial mortgages.................................                   3,495                  2,527
   Residential mortgages................................                   3,031                  3,568
   Construction.........................................                   3,532                  3,588
                                                                   -------------         --------------

Total nonaccruing loans.................................                  10,983                 10,537
Nonperforming investments in real estate................                   1,252                  1,252
Assets acquired through foreclosure.....................                   6,439                 11,614
                                                                  --------------         --------------

Total nonperforming assets..............................           $      18,674         $       23,403
                                                                   =============         ==============

Restructured loans......................................           $      17,359         $       17,393
                                                                   =============         ==============

Past due loans:
   Residential mortgages...............................           $        1,029        $           111
   Commercial and commercial mortgages.................                       63                    789
   Consumer............................................                      222                    143
                                                                  --------------        ---------------

Total past due loans...................................           $        1,314       $          1,043
                                                                  ==============       ================

Ratios:
   Nonaccruing loans to total loans (1)................                     1.26%                  1.30%
   Allowance for loan losses to total
     gross loans (1)...................................                     2.89                   2.90
   Nonperforming assets to total assets................                     1.43                   1.92

     (1)  Excludes loans held for sale.

     Nonperforming assets decreased $4.7 million between December 31, 1995 and September 30, 1996. The major factor contributing to this decline was the reclassification of a $4.2 million asset acquired through foreclosure to an investment in real estate. The reclassification was completed in conjunction with the purchase of an adjacent property in order to maximize value. The combined properties generate rental income for the Bank. An analysis of the change in the balance of nonperforming assets is presented on the following page.




                                                                  Nine Months
                                                                     Ended                 Year Ended
                                                                 September 30,             December 31,
                                                                     1996                     1995
                                                                 -------------            -----------
                                                                            (In Thousands)

Beginning balance.....................................             $    23,403            $    41,440
   Additions..........................................                   7,533                  8,224
   Collections........................................                  (5,553)               (12,247)
   Transfers to accrual/restructured status...........                  (1,372)               (10,424)
   Provisions, charge-offs, other adjustments.........                  (5,337)                (3,590)
                                                                   -----------            -----------
Ending balance........................................             $    18,674            $    23,403
                                                                   ===========            ===========

   At September 30, 1996, 55.9% of nonperforming assets of the Corporation were comprised of nonperforming assets with a carrying value of $1.0 million or more as compared to 64.0% at December 31, 1995. The table below reflects the stratification of such assets at September 30, 1996 and December 31, 1995.

                                                          September 30, 1996                 December 31, 1995
                                                      -------------------------        -----------------------
                                                        Number                          Number
                                                       of items        Balance         of items        Balance
                                                       --------        -------         --------        -------
                                                                        (Dollars in Thousands)

$5 million and over..............................          1            $ 5,699           1            $ 5,950
$1 million - $4.99 million.......................          3              4,743           4              9,021
$0.5 million - $0.99 million.....................          1                600
Under $500,000...................................        162              7,632         150              8,432
                                                         ---           --------         ---            -------

Total nonperforming assets.......................        167            $18,674         155            $23,403
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

INTEREST SENSITIVITY

      The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management as needed. The excess of interest-earning assets over interest-bearing liabilities that mature within one year (interest-sensitivity gap) decreased from December 31, 1995 by $42.8 million to $54.1 million at September 30, 1996. The decrease was due primarily to the Corporation's effort to manage interest rate risk. Additionally, interest-sensitive assets as a percentage of interest-sensitive liabilities within the one year window declined to 109% at September 30, 1996 compared to 120.5% at December 31, 1995. Likewise, the one year interest-sensitivity gap as a percentage of total assets decreased to 4.1% from 8.0% at December 31, 1995.

COMPARISON FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Results of Operations

     The Corporation reported net income of $6.2 million, or $.45 per share, for the three months ended September 30, 1996, compared to $15.0 million, or $1.02 per share, for the third quarter of 1996. Net income for the nine months ended September 30, 1996 was $12.6 million, or $.88 per share, compared to $21.0 million, or $1.44 per share, for the same period last year.

     Earnings for the three and nine months ended September 30, 1995 included a nonrecurring after tax gain of $11.8 million, or $.80 per share, from the sale of the deposits of the Corporation's former subsidiary, Fidelity Federal Savings and Loan Association (the "Association"). The Corporation recorded a $1.7 million reduction in net interest income on the Corporation's investment in reverse mortgages in the third quarter of 1995.

     Total operating expenses decreased by $1.7 million and $4.1 million between the three and nine month periods ended September 30, 1996 and 1995, respectively. Decreases in the net costs of assets acquired through foreclosure and compensation expense were two of the more significant factors contributing to lower operating expenses during both periods.

     Net income for the three and nine months ended September 30, 1996 included a $3.4 million tax benefit. The Corporation recognized this benefit as a result of the planned merger of Providential into WSFS, which is anticipated to occur in the fourth quarter of 1996. Included in 1995 was the recognition of tax benefits related to the utilization of the Corporation's net operating loss carryforwards. These benefits totalled $2.0 million for the quarter and $2.8 million for the nine month period.

     Net Interest Income

     The tables on the following two pages, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.


                                                                   Three Months Ended September 30,
                                            -------------------------------------------------------------------------------
                                                         1996                                            1995
                                            -------------------------------------        ----------------------------------
                                            Average                        Yield/        Average                     Yield/
                                            Balance       Interest          Rate         Balance       Interest       Rate
                                            -------       --------         ------        -------       --------      ------
Assets
Interest-earning assets:
Loans (1) (2):
   Real estate loans (3)..............    $  586,156      $   13,513        9.22%       $577,756      $   13,712       9.49%
   Commercial loans...................        28,473             717        9.85          24,239             748      12.08
   Consumer loans ....................       212,932           4,872        9.10         183,918           4,354       9.39
                                          ----------     -----------                 -----------      ----------

      Total loans.....................       827,561          19,102        9.23         785,913          18,814       9.58
Mortgage-backed securities (4)........       306,863           5,239        6.83         250,230           4,158       6.69
Loans held for sale (2)...............         2,359              43        7.29           2,286              47       8.22
Investment securities (4).............        43,315             685        6.33          35,929             594       6.61
Other interest-earning assets (5).....        77,954           1,283        6.58         120,933             653       2.11
                                          ----------     -----------                 -----------      ----------
   Total interest-earning assets......     1,258,052          26,352        8.38       1,195,291          24,266       8.12
                                                         -----------                                  ----------

Allowance for loan losses.............       (24,469)                                    (25,182)
Cash and due from banks...............        22,990                                      24,867
Other noninterest-earning assets......        42,554                                      39,549
                                          ----------                                 -----------

   Total assets.......................    $1,299,127                                  $1,234,525
                                          ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
   Money market and interest-
     bearing demand...................    $   53,966             364        2.68      $   64,285             416       2.58
   Savings............................       156,916           1,039        2.63         159,405           1,038       2.57
   Time...............................       458,130           6,467        5.62         474,719           7,150       5.98
                                          ----------     -----------                 -----------      ----------

     Total interest-bearing deposits..       669,012           7,870        4.68         698,409           8,604       4.89
FHLB advances.........................       306,554           4,514        5.86         269,623           4,116       6.06
Senior notes..........................        29,100             829       11.39          29,850             850      11.39
Other borrowed funds..................       128,713           1,842        5.72          87,662           1,351       6.61
                                          ----------     -----------                 -----------      ----------

   Total interest-bearing liabilities.     1,133,379          15,055        5.31       1,085,544           14,921      5.50
                                                         -----------                                  -----------

Noninterest-bearing demand deposits...        67,571                                      63,299
Other noninterest-bearing liabilities.        20,321                                      22,026
Stockholders' equity..................        77,856                                      63,656
                                          ----------                                 -----------

   Total liabilities and stockholders'
     equity...........................    $1,299,127                                 $ 1,234,525
                                          ==========                                  ==========

Excess of interest-earning assets over
   interest-bearing liabilities.......    $  124,673                                 $   109,747
                                          ==========                                 ===========

Net interest and dividend income......                   $    11,297                                    $  9,345
                                                         ===========                                    ========

Interest rate spread..................                                      3.07%                                      2.62%
                                                                            ====                                       ====

Net interest margin...................                                      3.59%                                      3.13%
                                                                            ====                                       ====

Net interest and dividend income to
   total average assets...............                                      3.48%                                      3.03%
                                                                            ====                                       ====

(1) Nonperforming loans are included in average balance computations.
(2) Balances are reflected net of unearned income.
(3) Includes commercial mortgage loans.
(4) Includes securities available-for-sale.
(5) Includes investment in reverse mortgages.




                                                                   Nine Months Ended September 30,
                                            -------------------------------------------------------------------------------
                                                         1996                                            1995
                                            -------------------------------------        ----------------------------------
                                            Average                        Yield/        Average                     Yield/
                                            Balance       Interest          Rate         Balance       Interest       Rate
                                            -------       --------         ------        -------       --------      ------
Assets
Interest-earning assets:
Loans (1) (2):
   Real estate loans (3)..............      $586,411      $   40,830        9.28%     $  554,618      $   38,705       9.30%
   Commercial loans...................        26,627           1,980        9.77          25,094           2,218      11.66
   Consumer loans ....................       205,716          14,215        9.23         176,726          12,513       9.47
                                          ----------     -----------                 -----------      ----------

      Total loans.....................       818,754          57,025        9.29         756,438          53,436       9.42
Mortgage-backed securities (4)........       285,063          14,346        6.71         255,817          12,739       6.64
Loans held for sale (2)...............         4,456             244        7.30           1,200              79       8.78
Investment securities (4).............        33,813           1,635        6.45          55,601           2,709       6.50
Other interest-earning assets (5).....        88,239           5,010        7.57         106,528           4,812       5.96
                                          ----------     -----------                 -----------      ----------

   Total interest-earning assets......     1,230,325          78,260        8.48       1,175,584          73,775       8.37
                                                         -----------                                  ----------

Allowance for loan losses.............       (24,490)                                    (22,811)
Cash and due from banks...............        23,331                                      26,141
Other noninterest-earning assets......        41,764                                      47,027
                                          ----------                                  ----------

   Total assets.......................    $1,270,930                                  $1,225,941
                                          ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
   Money market and interest-
     bearing demand...................    $   54,699           1,064        2.60      $   76,995           1,512       2.63
   Savings............................       157,220           3,049        2.59         174,452           3,272       2.51
   Time...............................       455,831          19,331        5.66         487,170          21,483       5.90
                                          ----------     -----------                 -----------      ----------

     Total interest-bearing deposits..       667,750          23,444        4.69         738,617          26,267       4.75
FHLB advances.........................       310,907          13,719        5.89         240,880          10,913       6.06
Senior notes..........................        29,303           2,504       11.39          30,999           2,649      11.39
Other borrowed funds..................       101,144           4,384        5.78          79,583           3,745       6.27
                                          ----------     -----------                 -----------      ----------

   Total interest-bearing liabilities.     1,109,104          44,051        5.30       1,090,079          43,574       5.33
                                                         -----------                                  ----------

Noninterest-bearing demand deposits...        66,608                                      63,421
Other noninterest-bearing liabilities.        18,668                                      17,849
Stockholders' equity..................        76,550                                      54,592
                                          ----------                                  ----------

   Total liabilities and stockholders'
     equity...........................    $1,270,930                                  $1,225,941
                                          ==========                                  ==========

Excess of interest-earning assets over
   interest-bearing liabilities.......    $  121,221                                  $   85,505
                                          ==========                                  ==========

Net interest and dividend income......                    $   34,209                                  $   30,201
                                                          ==========                                  ==========

Interest rate spread..................                                      3.18%                                      3.04%
                                                                            ====                                       ====

Net interest margin...................                                      3.71%                                      3.43%
                                                                            ====                                       ====

Net interest and dividend income to
   total average assets...............                                      3.59%                                      3.28%
                                                                            ====                                       ====

(1) Nonperforming loans are included in average balance computations.
(2) Balances are reflected net of unearned income.
(3) Includes commercial mortgage loans.
(4) Includes securities available-for-sale.
(5) Includes investment in reverse mortgages.

   Net interest income grew $2.0 million, or 21%, between the third quarter of 1996 and 1995 and $4.0 million, or 13%, between the nine months ended September 30, 1996 and 1995. The net interest margin increased 46 basis points between quarters and 28 basis points between comparable nine month periods.

   A major factor contributing to the increase in net interest income was a $1.7 million income reduction on the Corporation's investment in reverse mortgages recognized in the third quarter of 1995. This reduction reflected a yield adjustment resulting from changes in the underlying assumptions regarding current and future real estate values. Also contributing to the growth in net interest income was the continued growth in the excess of interest-earning assets over interest-bearing liabilities. The Corporation's acquisition of a $47.5 million portfolio of discounted commercial loans and commercial mortgages in July 1995 also favorably contributed to the growth in net interest income year over year.

   Prevailing economic conditions greatly influence net interest income and the levels of interest-earning assets and interest-bearing liabilities. Management anticipates interest rates to remain relatively level during 1996 as economic growth stabilizes. All else equal, this projected interest rate environment and current asset/liability management strategies are anticipated to favorably impact net interest income.

   Provision for Loan Losses

   The following table presents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                                       Nine Months Ended             Year Ended
                                                                       September 30, 1996         December 31,1995
                                                                       ------------------         ----------------
                                                                                   (Dollars in Thousands)

Beginning balance..............................................             $24,167                     $21,700
Transfer from lease residual reserve...........................                 362
Balance at acquisition for discounted commercial
   mortgages...................................................                                           2,600
Provision for loan losses......................................               1,285                       1,403

Charge-offs:
   Residential real estate.....................................                  67                         154
   Commercial real estate (1)..................................                 263                         814
   Commercial..................................................                 575                         404
   Consumer (2)................................................                 555                         826
                                                                          ---------                    --------
     Total charge-offs.........................................               1,460                       2,198
                                                                          ---------                    --------

Recoveries:
   Residential real estate.....................................                  15                           1
   Commercial real estate (1)..................................                   3                         293
   Commercial..................................................                   5                         169
   Consumer (2)................................................                 187                         199
                                                                          ---------                   ---------
     Total recoveries..........................................                 210                         662
                                                                          ---------                   ---------

     Net charge-offs...........................................               1,250                       1,536
                                                                          ---------                    --------

Ending balance.................................................             $24,564                     $24,167
                                                                            =======                     =======

Net charge-offs to average gross loans outstanding, net
   of unearned income (3)......................................                 .20%                        .20%
                                                                            =======                     =======

(1)  Includes commercial mortgages and construction loans.
(2)  Includes lease financings.
(3)  Ratio for the nine months ended September 30, 1996 is annualized.

     The provision for loan losses increased $231,000 between the nine months ended September 30, 1996 and 1995. A charge-off of a $495,000 nonaccruing commercial loan was recorded during the first quarter of 1996.

     Other Income and Expenses

     Other income decreased between the three and nine months ended September 30, 1996 and 1995. This significant decrease resulted predominantly from a nonrecurring pretax gain of $14.2 million on the sale of the Association's deposits in the third quarter of 1995. In addition, the corporation recognized losses on the disposition of securities of $331,000 and $408,000 for the three and nine months ended September 30, 1996, respectively, compared to gains of $75,000 and $246,000 for the same periods last year. The securities losses in 1996 included a loss of $353,000 on the disposition of a fund, classified as an investment available-for-sale, which invested in adjustable-rate government securities.

     Other expenses for the third quarter of 1996 were $1.7 million lower than the third quarter of 1995. The majority of this decrease was attributable to salaries and benefits which declined $834,000 and $698,000, respectively. Salary expenses for the third quarter of 1995 included $720,000 in compensation expenses associated with stock appreciation rights resulting from increases in the Corporation's stock price during 1995. No such expense was recorded during 1996. The decrease in employee benefits reflects a one-time supplemental contribution of $734,000 to the employee 401(k) plan in the third quarter of 1995 related to the sale of the Association's deposits. The net costs of foreclosed assets, which decreased $246,000 between comparable quarters, relates to the reduction in the level of problem assets. Partially offsetting these declines in expenses was an increase in professional fees of $453,000. This increase reflects additional expenses related to the Corporation's reengineering for growth initiative. In addition, professional fees in the third quarter of 1995 included the reimbursement of legal fees which were previously expensed.

     Other expenses decreased $4.1 million between the nine months ended September 30, 1996 and 1995. Federal deposit insurance premiums, salaries, the net costs of foreclosed assets and employee benefits were the major factors contributing to this decline. FDIC insurance premiums which decreased $1.0 million between comparable periods, reflect the impact of a premium reduction that became effective in June 1995. Salaries declined $1.3 million between comparable periods and reflect expenses of $1.1 million for stock appreciation rights as a result of the above mentioned increase in the Corporation's stock price in 1995. The reduction in the net costs of foreclosed assets of $939,000 between the nine months ended September 1996 and 1995, was a result of the lower level of problem assets. Employee benefits, which decreased $881,000 between comparable nine month periods, were affected by the previously mentioned supplementary contribution to the employee 401(k) plan in the third quarter of 1995. Other operating expenses for the nine months ended September 30, 1996 were also adversely impacted by an increase in professional fees of $470,000 over the comparable period in 1995. Consistent with the quarterly results, professional fees for the first nine months of 1996 reflect additional expenses related to the Corporation's reengineering for growth initiative. In addition, the nine months ended September 30, 1995 were impacted by the previously discussed legal fee reimbursement.

     The federal deposit insurance premium during the third quarter of 1996 includes an estimated $53,000 special assessment which was the result of recent legislation to recapitalize the SAIF fund. This additional assessment relates to "OAKAR" deposits acquired by WSFS, a BIF insured institution.

     Management continues to review existing operations as well as other income opportunities in order to enhance earnings. Accordingly, other income and expenses may fluctuate during the year.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated income tax return and separate state income tax returns. The Corporation recorded a net income tax benefit of $1.7 million for the third quarter of 1996 compared to an income tax provision of $985,000 for the third quarter of 1995. For the nine months ended September 30, 1996, the Corporation recognized an income tax provision of $1.7 million compared to an income tax benefit of $80,000 for the nine months ended September 30, 1995. The respective three and nine month periods in 1996 include a $3.4 million tax benefit resulting from the planned merger of Providential into WSFS. As a result of this merger, certain Providential tax benefits which were previously offset by a valuation allowance have become recognizable by WSFS, because of the ability to offset future taxable income of the Corporation with the tax net operating loss carryforwards of Providential. Previously, these tax net operating loss carryforwards were not recognized because it was deemed more likely than not that Providential would not have sufficient future taxable income to utilize the carryforwards before they expired. Included in 1995 was the recognition of tax benefits related to the utilization of the Corporation's net operating loss carryforwards. This benefit totalled $2.0 million and $2.8 million for the three and nine month period respectively.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for incomes taxes accordingly.

     Recent Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). This statement encourages the adoption of fair value accounting for stock-based compensation to employees. Further, in the event that fair value accounting is not adopted, SFAS 123 requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. The Company has elected not to adopt the fair value accounting provisions of SFAS 123, and will instead provide the required proforma disclosures, as permitted.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Company has not yet determined the effect, if any that SFAS 125 will have on its final statements and will adopt SFAS 125 prospectively, effective January 1, 1997, the required date of adoption.

PART II.  OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

   (a)       None

   (b) The following was reported under Other Events on Form 8-K filed on November 4, 1996:

          On October 28, 1996, the Registrant announced that its Board of Directors had approved a second stock repurchase program to purchase up to 10% of the Registrant's outstanding common stock, $.01 par value per share (the "Common Stock"). Under the new repurchase program, stock repurchases may be effected through open-market repurchases and privately negotiated transactions. As previously announced, the Registrant completed a stock repurchase program during the first half of 1996 in which 5% of the Common Stock was repurchased.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WSFS FINANCIAL CORPORATION





Date:   November 13, 1996                /s/   MARVIN N. SCHOENHALS
                                         -------------------------------------
                                         Marvin N. Schoenhals
                                         Chairman, President and
                                         Chief Executive Officer



Date:   November 13, 1996                /s/   R. WILLIAM ABBOTT
                                         -------------------------------------
                                         R. William Abbott
                                         Executive Vice President and
                                         Chief Financial Officer