Form 10-K
period 1996-12-31
WSFS FINANCIAL CORP
filed 1997-03-28
CIK 828944

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                        For the transition period from to

                         Commission file number 0-16668
                        --------------------------------

                           WSFS FINANCIAL CORPORATION


          Delaware                                      22-2866913
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

838 Market Street, Wilmington, Delaware                 19899
Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (302) 792-6000

                     --------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing prices of the registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation System as of March 14, 1997 was $109,270,617. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and certain beneficial owners.

   As of March 14, 1997, there were issued and outstanding 12,529,639 shares of the registrant's common stock.

                         -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997 are incorporated by reference in Part III hereof.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                                          Part I
                                                                                                                    Page

Item 1.           Business  ..............................................................................              3

Item 2.           Properties  ............................................................................             24

Item 3.           Legal Proceedings.......................................................................             25

Item 4.           Submission of Matters to a Vote of Security Holders.....................................             25

                                                          Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder  Matters..................             26

Item 6.           Selected Financial Data.................................................................             27

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................             28

Item 8.           Financial Statements and Supplementary Data.............................................             44

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................................             82

                                                         Part III

Item 10.          Directors and Executive Officers of the Registrant......................................             82

Item 11.          Executive Compensation..................................................................             82

Item 12.          Security Ownership of Certain Beneficial Owners and Management..........................             82

Item 13.          Certain Relationships and Related Transactions..........................................             82


                                                          Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................             83

Signatures................................................................................................             85

                                     PART I


Item 1.  Business

GENERAL

         WSFS Financial Corporation ("Company" or "Corporation") is a thrift holding company whose principal subsidiary is Wilmington Savings Fund Society, FSB (the "Bank" or "WSFS") which operates 16 branches in New Castle and Kent Counties, Delaware. Founded in 1832, the Bank is the largest thrift institution headquartered in Delaware. Reflecting its long history, the Bank estimates that it has customer relationships with almost 51,000 households, or 24%, in its principal market area of New Castle County, Delaware.

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

         As a federally chartered savings institution, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations of the Bank as insurer of its deposits. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. See "Regulation" for a further discussion of certain of these regulatory requirements.

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

Consistent with these goals, the Company undertook an extensive restructuring during 1991. This included the sales of loans, investment securities, mortgage servicing rights, certain real estate, subsidiary operations and the deposit accounts of eight branches. These nonrecurring sales combined with expense reduction initiatives resulted in net earnings of $11.3 million in 1991, the highest in the Company's history at the time. During 1992 and 1993, the Company's earnings stabilized as the economy began to improve and interest rates decreased. In 1992, the Company completed an offering of convertible preferred stock which increased capital by $11.8 million. Such funds were utilized to recapitalize the Bank. In December 1993, the Company completed a private placement of $32.0 million in 11% Senior Notes to provide funds for an additional capital infusion into the Bank. As a result of this capital infusion, the Bank was in compliance with all currently applicable capital requirements and it was released from the Capital Directive on December 29, 1993. The Bank's improved capital position has also allowed the Company to undertake an expansion of its business activities. During 1994, the Bank formed a new consumer finance subsidiary specializing in second mortgage lending and acquired Providential Home Income Plan, Inc. an originator of reverse annuity mortgages. During 1994, the Corporation reported operating income of $8.1 million, which was at that time the highest operating earnings in the Corporation's history. Rising interest rates combined with investment growth strategies contributed significantly to earnings during 1994.


         During 1995, the Corporation's subsidiary, Fidelity Federal, completed the sale of its deposits and certain real estate of four branches which allowed the Corporation to further focus on its primary market area and continue to enhance capital. As a result, the Bank recognized a gain of $12.4 million, net of taxes and a supplemental contribution to the Corporation's 401(k) Plan. The Association's remaining operations were merged into the Bank in November 1995. The Corporation recorded total earnings of $27.0 million in 1995 of which $14.6 million was from operations. Both amounts represented new record earnings levels in the Corporation's 164-year history.

         Earnings for the year end December 31, 1996 were $16.4 million. Net income for each of the years in the five-year period ended December 31, 1996 included the recognition of tax benefits. Excluding the one-time net gain on the sale of the Association's deposits, income before taxes increased from $12.2 million in 1995 to $19.5 million in 1996, a $7.3 million or 60% increase.

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

INVESTMENT ACTIVITIES

         The Bank is able to invest in various securities, including U.S. Treasury obligations, short-term money market instruments and preferred stock. The primary purposes of the Company's short-term investment portfolio are to provide collateral for borrowings and to meet liquidity requirements. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                                  December 31,
                                                           ---------------------------------------------------------------
                                                                  1996                 1995                  1994
                                                           ------------------   -------------------   --------------------
                                                            Amount    Percent    Amount     Percent    Amount      Percent
                                                           -------    -------   -------     -------   -------      -------
                                                                               (Dollars In Thousands)

Held-to-Maturity:

Corporate bonds .....................................      $15,038      1.1%    $16,748       1.4%    $19,077        1.6%
U.S. Government and agencies ........................                                                  10,000        0.9
State and political subdivisions ....................        2,642      0.2       5,542       0.4       6,075        0.5
Other investments ...................................                                88
                                                           -------      ---     -------       ---     -------        ---
                                                            17,680      1.3      22,378       1.8      35,152        3.0
                                                           -------      ---     -------       ---     -------        ---

Available-for-Sale:

U.S. Government and agencies ........................                                                  23,028        1.9
State and political subdivisions ....................        1,253      0.1         891       0.1         761        0.1
Other investments ...................................                             5,503       0.4       5,203        0.4
                                                           -------      ---     -------       ---     -------        ---
                                                             1,253      0.1       6,394       0.5      28,992        2.4
                                                           -------      ---     -------       ---     -------        ---

Short-term investments:

Federal funds sold and securities purchased
    under agreements to resell ......................       25,400      1.9      31,500       2.6      23,098        1.9
Interest-bearing deposits in
    other banks (1) .................................        5,702      0.4       4,568       0.4       9,536        0.8
                                                           -------      ---     -------       ---     -------        ---
                                                            31,102      2.3      36,068       3.0      32,634        2.7
                                                           -------      ---     -------       ---     -------        ---
                                                           $50,035      3.7%    $64,840       5.3%    $96,778        8.1%
                                                           =======      ===     =======       ===     =======        ===

(1) Interest-bearing deposits in other banks does not include deposits with a maturity greater than one year.


         During the 1980's, the Bank began restructuring its balance sheet to reduce sensitivity to interest-rate fluctuations. Consequently, long-term investment securities have gradually been reduced. In 1996, the Bank purchased and sold $55 million in U.S. Government securities, and other investments classified as available-for-sale were sold in the amount of $6 million. The reduction of corporate and political subdivision bonds were primarily due to maturities and calls. In 1995, U.S. Government securities available-for-sale were sold, and an FHLB step-up bond (held-to-maturity) was called. During 1994, the same FHLB step-up bond was purchased in the amount of $10 million and U.S. Government securities were purchased in the amount of $15 million. As in 1996, the reduction of corporate and state and political subdivision bonds was primarily the result of maturities and calls.

         The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 1996. Substantially all of the related interest and dividends represent taxable income. Yields on tax-exempt obligations are calculated on the basis of actual yields and not on a tax-equivalent basis.


                                                           At December 31, 1996
                                                          ----------------------
                                                           Amount        Yield
                                                           ------        -----
                                                          (Dollars in Thousands)
      Held-to-Maturity:

      Corporate bonds:
        Within one year....................................  $ 1,750       5.52%
        After one but within five years....................    3,724       6.91
        After five but within ten years....................    4,789       7.21
        After ten years....................................    4,775       6.87
                                                             -------

                                                              15,038       6.83
                                                             -------


      State and political subdivisions (1):
        Within one year....................................    2,520       5.00
        After one but within five years....................       65       5.05
        After ten years....................................       57       6.74
                                                             -------

                                                               2,642       5.04
                                                             -------

      Total debt securities, held-to-maturity..............   17,680       6.56
                                                             -------

      Available-for-Sale:

      State and political subdivisions (1):
        After ten years....................................    1,253       7.70
                                                             -------

      Short-term investments:

        Deposits with other banks..........................    5,702       5.60
        Federal funds sold and securities
          purchased under agreements to resell.............   25,400       6.00
                                                             -------

      Total short-term investments.........................   31,102       5.93
                                                             -------

                                                             $50,035       6.20%
                                                             =======

     (1) Yields on state and political subdivisions are not calculated on a tax-equivalent basis since substantially all bonds are taxable.

         In addition to the foregoing investment securities, the Company has maintained an investment portfolio of mortgage-backed securities, which increased dramatically after 1993 as the Company implemented investment growth strategies during 1996 and 1994. Purchases of mortgage-backed securities in 1996 totalled $175 million, of which $39 million was classified as available-for-sale and $136 million was classified as held-to-maturity. Reductions in the other categories, as well as the 1995 and 1994 balances, were due to principal repayments.

         The following table sets forth the book values of mortgage-backed securities and their related weighted average stated rates at the end of the last three fiscal years.


                                                                 December 31,
                                         ------------------------------------------------------------
                                                 1996                1995                 1994
                                         -----------------    -----------------     -----------------
                                                            (Dollars in Thousands)
                                          Stated               Stated               Stated
                                          Amount      Rate     Amount      Rate     Amount      Rate
                                         --------     ----    --------     ----     -------     -----

Held-to-Maturity:

Collateralized mortgage obligations      $165,516     7.38%   $ 72,222     7.72%   $ 78,847      7.82%
GNMA ..............................         1,496     7.16       1,697     7.03       1,895      6.23
FHLMC .............................        63,223     6.18      73,197     6.22      81,864      6.28
FNMA ..............................        62,754     6.26      72,590     6.30      81,513      6.34
Other .............................        20,340     8.07          21    13.25          46     13.25
                                         --------     ----    --------     ----     -------     -----
                                         $313,329     6.96%   $219,727     6.80%   $244,165      6.80%
                                         ========     ====    ========     ====     =======     =====

Available-for-Sale:

Collateralized mortgage obligations      $ 37,482     7.44%   $                %    $                %
GNMA ..............................        14,441     6.15      17,405     6.44      18,583      6.41
                                         --------     ----    --------     ----     -------     -----
                                         $ 51,923     7.08%   $ 17,405     6.44%    $18,583     36.41%
                                         ========     ====    ========     ====     =======     =====


LENDING ACTIVITIES

         Traditionally, the majority of a thrift institution's loan portfolio has consisted of first mortgage loans on residential properties. However, as a result of various legislative and regulatory changes since 1980, the commercial and consumer lending powers of the Bank increased substantially. Consequently, the Bank initiated a diversification strategy in fiscal year 1984 which included a significant increase in commercial real estate lending. Commercial real estate lending was discontinued in 1990 and only originations required by previous funding commitments were made. In 1994, however; the Bank began to originate small business commercial real estate loans in its primary market area. The Bank's current lending activity is concentrated on lending to consumers and small businesses in the Mid-Atlantic Region of the United States area.

         The following table sets forth the composition of the Corporation's loan portfolio by type of loan at each of the dates indicated. Other than as disclosed below, the Company had no concentrations of loans exceeding 10% of total loans at December 31, 1996:


                                                                       December 31,
                               -------- ---------------------------------------------------------------------------- -----
                                     1996              1995               1994               1993               1992
                               ---------------    ---------------    ---------------     ---------------    --------------
                                 Amount Percent    Amount Percent     Amount Percent     Amount Percent     Amount Percent
                               -------- -------   ------- -------    ------- -------    ------- -------    ------- -------
                                                                 (Dollars in Thousands)

Residential real estate (1)    $279,060   33.8%   $276,926   35.0%   $260,442   36.6%   $235,213   34.2%   $254,936   33.4%
Commercial real estate:
Commercial mortgage             278,935   33.8     293,979   37.1     259,112   36.6     273,375   39.8     288,248   37.7
Construction                     27,056    3.3      29,959    3.8      25,603    3.6      28,978    4.2      40,528    5.3
                               --------  -----    --------   ----    --------  -----     --------  -----    -------- -----
 Total commercial real estate   305,991   37.1     323,938   40.9     284,715   40.2     302,353   44.0     328,776   43.0
Commercial                       28,602    3.5      23,894    3.0      25,188    3.5      21,276    3.0      33,891    4.4
Consumer                        135,552   16.4     114,265   14.4      91,182   12.8      93,845   13.7     123,924   16.2
Lease financings                121,970   14.8      98,840   12.5      89,095   12.5      72,941   10.6      61,750    8.1
                               --------  -----    --------   ----    --------  -----     --------  -----    -------- -----

Gross loans                     871,175  105.6     837,863  105.8     750,622  105.6     725,628  105.5     803,277  105.1

Less:
Unearned income                  21,552    2.6      21,512    2.7      18,146    2.6      14,523    2.1      13,215    1.7
Allowance for loan losses        24,740    3.0      24,167    3.1      21,700    3.0      23,613    3.4      26,263    3.4
                               --------  -----    --------   ----    --------  -----     --------  -----    -------- -----


 Net loans                     $824,883  100.0%   $792,184   100.0%  $710,776  100.0%    $687,492  100.0%   $763,799 100.0%
                               ========  =====    ========   =====   ========  =====     ========  =====    ======== =====




(1) Includes $773, $4,401, $257, $1,965, and $2,994 of residential mortgage loans held-for-sale at December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

      The following table sets forth information as of December 31, 1996 regarding the dollar amount of loans maturing in the Company's loan portfolio, including scheduled repayments of principal, based on contractual terms to maturity. In addition, the table sets forth the dollar amount of loans maturing during the indicated periods, based on whether the loan has a fixed- or adjustable-rate. Loans having no stated maturity or repayment schedule are reported in the one year or less category.

                                                            Less than         One to            Over
                                                             One Year       Five Years       Five Years        Total
                                                             --------       ----------       ----------        -----
                                                                                  (In Thousands)

Real estate loans (1).....................                 $    83,108      $   183,036      $  291,078      $  557,222
Construction loans........................                       8,554           18,491              11          27,056
Commercial loans..........................                      14,232           12,773           1,597          28,602
Consumer loans............................                      53,883           54,290          27,379         135,552
Lease financings .........................                      27,883           94,087                         121,970
                                                           -----------      -----------      ----------      ----------
                                                           $   187,660      $   362,677      $  320,065      $  870,402
                                                           ===========      ===========      ==========      ==========
Rate sensitivity:
  Fixed...................................                 $    82,880      $   207,864      $  106,897      $  397,641
  Adjustable..............................                     104,780          154,813         213,168         472,761
                                                           -----------      -----------      ----------      ----------
                                                           $   187,660      $   362,677      $  320,065      $  870,402
                                                           ===========      ===========      ==========      ==========

(1)  Includes commercial mortgage loans.

         The above schedule does not include any prepayment assumptions. Although prepayments tend to be highly dependent upon the current interest rate environment, management believes that the actual repricing and maturity of the loan portfolio is significantly shorter as a result of prepayments than is reflected in the above table.

         Residential Real Estate Lending. WSFS originates residential mortgage loans with loan-to-value ratios up to 95%; however, the Bank generally requires private mortgage insurance for up to 30% of the mortgage amount on mortgage loans whose loan-to-value ratio exceeds 80%. The Bank does not have any significant concentrations of such insurance with any one insurer. On a limited basis, the Bank originates loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 1996, the balance of all such loans was approximately $15.6 million of which $6.1 million related to lending intended to satisfy the requirements of the Community Reinvestment Act. Generally, residential mortgage loans originated or purchased are underwritten and documented in accordance with standard underwriting criteria published by FNMA and/or FHLMC to assure maximum eligibility for subsequent sale in the secondary market; however, unless loans are specifically designated for sale, the Company holds newly originated loans in portfolio for long-term investment. Among other things, the institution requires title insurance, insuring the priority of its lien and fire and extended coverage casualty insurance for the properties securing the residential loans. All properties securing residential loans made by the Bank are appraised by independent appraisers selected by the Bank and subject to review in accordance with Bank standards.

         The majority of adjustable-rate loans currently originated have interest rates that adjust every year, with the change in rate limited to two percent at any adjustment date. The adjustments are generally based upon a margin (currently 2.75 percent) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board. Generally, the maximum rate on these loans is up to six percent above the initial interest rate. The Bank generally underwrites adjustable-rate loans under standards consistent with private mortgage insurance and secondary market criteria. The Bank does not originate adjustable-rate mortgages with payment limitations that could produce negative amortization. Consistent with industry practice in its market area, the Bank has originated adjustable-rate mortgage loans with initially discounted interest rates. All such loans are underwritten at the fully-indexed rate.

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

         Commercial Real Estate and Commercial Lending. As a federal savings bank, the Bank is permitted to invest up to 400% of its consolidated capital in nonresidential real estate loans and up to 20% of its assets in commercial loans. Prior to 1994, the Bank had been operating under a Capital Plan and was subject to the terms and conditions of a Capital Directive. Consequently, WSFS had discontinued the origination of commercial real estate loans other than renewal of performing loans or funding outstanding commitments. Beginning in 1994, however, the Bank began to originate small business commercial real estate loans in its primary market area.

         WSFS has offered commercial real estate mortgage loans on multi-family and other commercial real estate. Generally, loan-to-value ratios for such loans do not exceed 80% of appraised value. Due to softening of the commercial real estate market in the early 1990's; however, current loan-to-value ratios may effectively be in excess of 80%.

                  Prior to the restrictions noted above, the Bank offered commercial construction loans to developers. These loans were made as "construction/permanent" loans, which provided for disbursement of loan funds during construction and automatic conversion to permanent loans upon completion of construction. Such construction loans were made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate and adjusted periodically as the Bank's prime rate changed. The loan appraisal process includes the same criteria as required for permanent mortgage loans as well as completed plans, specifications, comparables and cost estimates. These items are used, prior to approval of the credit, as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals are to be reviewed independent of the commercial lending area. Generally, the loan-to-value ratio for construction loans does not exceed 80%. The initial interest rate on the permanent portion of the financing is determined based upon the prevailing market rate at the time of conversion to the permanent loan. At December 31, 1996, $38.0 million was committed for construction loans, of which $27.1 million had been disbursed.

         The Bank's commercial lending, excluding real estate loans, includes loans for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes. These loans generally range in amounts up to approximately $1.5 million, and their terms range from less than one year to ten years. The loans generally carry variable interest rates indexed to the Bank's prime rate at the time of closing. The Bank intends to continue originating commercial loans to small businesses in its market area.

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

                  Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital surplus, or 25%, if the additional incremental 10% is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 1996, no borrower had collective outstandings exceeding the above limits; however, an existing loan that exceeds these limits does not have to be terminated or divested since the legality of a loan is determined when it is made and is not affected by subsequent legislative events.

         Consumer Lending. Consumer loans (not including certain consumer loans such as home equity lines of credit and other residential real estate secured loans) may be made in an amount up to 35% of the Bank's assets. The Company intends to emphasize consumer lending in the future as a means of enhancing portfolio yields and capitalizing on existing customer relationships.

         The primary consumer loan products, excluding lease financings, of the Company are equity secured installment loans and home equity lines of credit. With a home equity line of credit the borrower is granted a line of credit up to 75% of the appraised value (net of any senior mortgages) of the residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time. At December 31, 1996, the Bank had extended a total of $86.8 million in home equity lines of credit, of which $33.3 million had been drawn at the date. Home equity lines of credit offer federal income tax advantages (in certain circumstances, the interest paid on a home equity loan remains deductible) and the convenience of their checkbook access and revolving credit features. Over the past few years; however, home equity lines of credit have decreased as low interest rates offered on mortgage loans have enabled consumers to refinance their mortgages and consolidate debt. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave it inadequately secured, the Company has not had any significant adverse experience to date.

         The Company also originates leases through its subsidiary, WSFS Credit Corporation ("WCC"). These leases are secured by motor vehicles and originated through automobile dealerships. During 1996, WCC originated more than 1,900 leases which approximated $50.0 million in new assets.

The table below sets forth consumer loans by type and lease financings outstanding, in dollar amounts and percentages, at the dates indicated.


                                                                          December 31,
                                     -------------------------------------------------------------------------------------
                                           1996              1995             1994             1993             1992
                                     ----------------  ----------------  --------------  ---------------  ----------------
                                                                     (Dollars in Thousands)
                                     Amount   Percent  Amount   Percent  Amount  Percent  Amount  Percent  Amount  Percent
                                     ------   -------  ------   -------  ------  -------  ------  -------  ------  -------

Equity secured installment loans    $ 63,803    24.7% $ 52,793    24.8% $ 34,088   18.9% $ 24,485   14.7% $ 46,715  25.1%
Home equity lines of credit....       33,267    12.9    36,817    17.3    40,727   22.6    47,060   28.2    58,104  31.3
Automobile.....................       26,456    10.3    12,701     6.0     1,951    1.1     2,567    1.5     4,313   2.3
Unsecured lines of credit......        7,448     2.9     7,017     3.3     3,683    2.0     4,070    2.5     4,409   2.4
Other..........................        4,578     1.8     4,937     2.3    10,733    6.0    15,663    9.4    10,383   5.6
                                    --------  ------  --------  ------  --------  -----  -------  ------  -------- -----
                                     135,552    52.6   114,265    53.7    91,182   50.6    93,845   56.3   123,924  66.7

Lease financings...............      121,970    47.4    98,840    46.3    89,095   49.4    72,941   43.7    61,750  33.3
                                    --------   -----  --------    ----  --------  -----  --------  -----  --------  ----

Total consumer loans and
lease financings...............     $257,522   100.0% $213,105   100.0% $180,277  100.0% $166,786  100.0% $185,674 100.0%
                                    ========   =====  ========   =====  ========  =====  ========  =====  ======== =====


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


         During 1996, WSFS originated $88 million of residential real estate loans compared to 1995 originations of $87 million. From time to time, the Bank has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the northeast region of the United States totalled $13 million and $14 million for the years ended December 31, 1996 and 1995, respectively. Residential real estate loan sales totaled $38 million for both 1996 and 1995. While the Bank generally intends to hold loans for the foreseeable future, WSFS, beginning in 1989, has undertaken to sell newly originated fixed-rate mortgage loans in the secondary market to control the interest sensitivity of its balance sheet. During the second half of 1993 the Corporation began to hold for investment certain of its fixed-rate mortgage loans, with terms under 30 years, originated in accordance with current asset/liability management strategies.

         The Bank serviced for others approximately $196 million of residential loans at December 31, 1996 compared to $229 million at December 31, 1995. The Company also services residential loans for its portfolio totaling $247 million and $187 million at December 31, 1996 and 1995.

         The Bank originates commercial real estate and commercial loans through the Bank's commercial lending department. Commercial loans are made for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes and also include business loans secured by nonresidential real estate. During 1996, the Bank originated $50 million of commercial and commercial real estate loans compared to $91 million in 1995. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans.

         The Bank's consumer lending is conducted primarily through the branch offices and is supported by a consumer credit department credit investigation unit. WSFS originates a variety of consumer credit products, including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans. During 1996, such consumer loan originations aggregated $146 million compared to $72 million in 1995. See "Consumer Lending" for discussion regarding consumer loan originations.

         All loans to one borrower exceeding $750,000 in aggregate must be approved by a management loan committee. Minutes of the management loan committee meetings and individual loans exceeding $3.0 million approved by the management loan committee are subsequently reviewed by the Executive Committee and Board of Directors of WSFS, with separate approval needed for all loans to any borrower who has direct or indirect outstanding commitments in excess of $3.0 million or for any additional advances or extensions on loans previously classified by the Bank's regulatory authorities or the Bank's Asset Review Department. Officers of the Bank have authority to approve smaller loans in graduated amounts, depending upon their experience and management position.

         Fee Income from Lending Activities. The Bank realizes interest and loan fee income from lending activities, including fees for originating loans and for servicing loans and loan participations sold. The institution also receive commitment fees for making commitments to originate construction, residential and commercial real estate loans. Additionally, loan fees related to existing loans are received, which include prepayment charges, late charges and assumption fees.

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

         Loan fees that are considered adjustments of yield in accordance with generally accepted accounting principles are reflected in interest income and represented an immaterial amount of interest income during the three years ended December 31, 1996. Loan fees other than those considered adjustments of yield are reported as loan fee income, a component of other income.

LOAN LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES

         The Company's results of operations can be negatively impacted by nonperforming assets, which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest.

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

         At December 31, 1996, WSFS had four wholly owned, first-tier subsidiaries which were engaged in leasing, consumer finance, insurance brokerage and real estate development. WSFS is the sole investor in and primary lender to its non-bank subsidiaries. At December 31, 1996, it had $3.3 million invested in the equity of these companies and had lent them an additional $150.2 million.

         WSFS Credit Corporation ("WCC") which commenced operations in 1974, provides leasing for consumer and business motor vehicles and equipment as well as consumer loans. Prior to 1988, its business had been concentrated in the northern Delaware area, but in 1988 it began expanding its motor vehicle leasing base by originating direct financing leases through automobile dealerships in Pennsylvania, New Jersey and Maryland as well as Delaware. In 1996 WCC expanded its market area to parts of western Maryland and West Virginia. WCC underwrites all leases originated through automobile dealers in accordance with underwriting criteria generally consistent with those of the Bank and the leasing industry. WCC's total assets at December 31, 1996 and 1995 were $129.9 million and $96.0 million, respectively.

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

                                      -14

         Star States Development Company was formed in March 1985 with the objective of engaging in residential real estate projects through either wholly owned subsidiaries or investments in joint ventures. Star States Development Company's investments in the projects were in the form of nonrecourse, first mortgage loans, in return for which Star States Development Company is entitled to receive repayment of principal and interest, and to share, at an agreed upon percentage, in the profits of the project. Star States Development Company is currently inactive with the exception of one remaining parcel of land which is being marketed for sale.

         Providential Home Income Plan, Inc. ("Providential") was a San Francisco-based reverse mortgage lender. The Bank acquired Providential in November 1994 for approximately $24.4 million. The acquisition was accounted for by the purchase method of accounting; accordingly, Providential's results are included in the Corporation's consolidated statement of operations for the period in which Providential was owned. The management and operations of Providential were merged into the Bank in November 1996.

         On July 28, 1995, the Corporation's wholly-owned subsidiary, Fidelity Federal completed the sale of deposits and certain real estate at four of its branches to another institution. In November 1995, the remaining operations of Fidelity Federal and its holding company, Star States Pennsylvania, Inc. were merged into WSFS.

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

         Deposits. The Bank offers various deposit programs to its customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. The Bank also offers Christmas clubs, Individual Retirement Accounts and Keogh Accounts. In addition, the Bank accepts negotiable rate certificates with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

                  The Bank is the second largest independent banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of 16 branches. Fifteen of these branches are located in northern Delaware's New Castle County, the Bank's primary market. These branches maintain approximately 145,000 total account relationships with approximately 51,000 total households, or 24% of all households in New Castle County, Delaware. The sixteenth branch is in the state capital, Dover, located in central Delaware's Kent County.

         One of the most successful deposit related products developed by the Bank is the WSFS Plan Card, a debit card product. The WSFS Plan Card, initiated in 1972, allowed customers to charge purchases made within a proprietary network of merchants. These purchases were then debited to the customers' checking account and a cash rebate was earned on each purchase. In 1991, the Plan Card became a VISA(R) Check Card and as a result, WSFS depositors can now use the Plan Card at all 13 million acceptance locations in the worldwide VISA(R) network.

         The following table sets forth the amount of certificates of deposit of $100,000 or more by time remaining until maturity at the period indicated.



                                                        December 31,
        Maturity Period                                    1996
        ---------------                                 ------------
                                                      (In Thousands)

        Less than 3 months......................          $11,400
        Over 3 months to 6 months...............           11,275
        Over 6 months to 12 months..............           10,246
        Over 12 months..........................            6,665
                                                          -------
                                                          $39,586
                                                          =======


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

         The Bank also sells securities under agreements to repurchase with various brokers as an additional source of funding. When entering into these transactions, the Bank is required to pledge either government securities or mortgage-backed securities as collateral for the borrowings.

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

         Regulatory Capital Maintenance/Dividend Agreements. As a condition to obtaining regulatory approval of the acquisition of the Bank, the Company was required to execute agreements with the predecessor to the OTS with respect to the receipt of dividends from the Bank and the maintenance of its regulatory capital. Under the Regulatory Capital Maintenance/Dividend Agreement between the Company and the predecessors to the OTS, the Company agreed to cause the regulatory capital of the Bank to be maintained at a level at or above the Bank's regulatory capital requirement and to infuse sufficient capital to effect compliance with such requirement during the first quarter after which the Bank fails to meet its regulatory capital requirement. The Company further agreed that, without regulatory approval, it would not accept dividends in excess of 50% of the institution's net income for the fiscal year. The Company is permitted to accept dividends of up to 75% of net income if the Bank's ratio of regulatory capital to liabilities would equal 7% or more after payment of the dividend and may accept dividends equal to 100% of net income if such ratio would be 8% or more after the dividend payment. Dividends permitted under the agreement may be deferred and paid in a subsequent year provided that no dividend or repurchase of stock may reduce the Bank's regulatory capital below its regulatory capital requirement. After notice of default, the Company is prohibited from conveying its ownership of the Bank by gift, sale, exchange or otherwise without regulatory approval. If a default is not cured within 90 days and not waived, the predecessor to the OTS was entitled to seek any available remedy and the Company must pay its attorney fees and other reasonable expenses.

         Activities Restrictions. The Company currently operates as a unitary savings and loan holding company. There generally are no restrictions on the activities of a unitary holding company. If the Company were to acquire another thrift and operate it as a separate entity, it would become subject to the activities restrictions on multiple holding companies. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence, or continue after a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

         Transactions with Affiliates; Tying Arrangements Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Savings associations are also subject to Section 106 of the Bank Holding Company Act of 1956 (the "BHCA") which prohibits a depository institution from extending credit, offering services, or fixing or varying the consideration for any extension of credit or service on the condition that the customer obtain some additional service from the institution or certain of its affiliates or that the customer not obtain services from a competitor of the institution, subject to certain limited exceptions.

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

         The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

The laws of Delaware do not specifically authorize out-of-state savings associations or their holding companies to acquire Delaware-chartered savings associations.

         The statutory restrictions on the formation of interstate multiple holding companies would not prevent the Bank from entering into other states by mergers or branching. OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code or as a "qualified thrift lender" under the Home Owners' Loan Act and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or qualified thrift lender and (ii) such branch would not result in the formation of a prohibited multi-state multiple savings and loan holding company. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

         The OTS capital rule defines core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and certain purchased mortgage servicing rights and purchased credit card relationships. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for certain mortgage servicing rights. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

         Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's minority investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1996, the Bank is in compliance with both the core and tangible capital requirements.

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

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loan and lease loss allowances. The OTS risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. A savings association with more than normal interest rate risk is required to deduct an interest rate risk component equal to one-half of the excess of its measured interest rate risk over the normal level from its total capital for purposes of determining its compliance with the OTS risk-based capital guidelines. At December 31, 1996, the Bank was in compliance with the OTS risk-based capital requirements.

         Loans to Directors, Officers and 10% Stockholders. Under Section 22(h) of the Federal Reserve loans to an executive officer or director or to a greater than 10% stockholder of a savings association and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to all such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not discriminate in favor of insiders.
Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Savings associations are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act which requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 10G prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

         Dividend Restrictions. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the OTS prompt corrective action regulations. Pursuant to the Regulatory Capital Maintenance/Dividend
Agreement, the Company may also be limited in its ability to receive dividends from the Bank in certain circumstances. OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At December 31, 1996, the Bank was a Tier 1 Associations. The OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         Deposit Insurance. The Bank is charged an annual premium by the BIF for federal insurance on its insurable deposit accounts up to applicable regulatory limits. The FDIC may establish an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of members.

         The FDIC has established a risk-based assessment system for insured depository institutions which became effective January 1, 1994. The assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Action." Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions will be assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Because the BIF achieved its statutory reserve ratio of 1.25% of insured deposits, the FDIC reduced the deposit insurance premium for most BIF members to the statutory minimum of $1,000 per semi-annual period during 1996. Under the Deposit Insurance Funds Act of 1996, the statutory minimum assessment was eliminated. That statute, however, authorized the FDIC to assess BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to help fund takeovers of insolvent thrifts. Until December 31, 1999, BIF members will be assessed at the rate of 1.3 basis points for FICO payments while SAIF members will be assessed at the rate of 6.5 basis points. After December 31, 1999, BIF and SAIF members will be assessed at the same rate.

         Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. "Significantly uncapitalized" institutions and their holding companies may become subject to more severe sanctions including limitations on asset growth, restrictions on capital distributions by the holding company and possible divestiture requirements. Institutions generally must be placed in receivership within specified periods of time after they become "critically undercapitalized".

         Under the OTS regulations implementing the prompt corrective action provisions of FDICIA, the OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of tangible equity to total assets of less than 2.0%.

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 1996, of $16.1 million. The FHLB of Pittsburgh offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh. Long term advances may only be made for the purpose of providing funds for residential housing finance.

         Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank was in compliance with applicable liquidity requirements at December 31, 1996.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1996, the Bank met its reserve requirements.

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

         Thrift institutions such as the Bank are generally subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. Further, in the past, thrift institutions which satisfied certain conditions, including the asset composition test under Section 7701(a)(19) of the Code, could determine their bad debt deduction based upon an annual addition to a bad debt reserve (the "reserve method") rather than upon the actual amount of worthless debts arising during the year (the "specific charge-off method"). This reserve method, however, was repealed for tax years beginning after January 1996. The Bank maintained a bad debt reserve for tax purposes through 1986 but failed to satisfy the asset composition test in fiscal year 1987 and therefore could not continue to use the thrift bad debt reserve method. Moreover, because the Bank at the time had total assets in excess of $500 million, it could not use the reserve method available to commercial banks but instead was required to switch to the specific charge-off method. As a result of the change to the specific charge-off method, the Bank recaptured into income in 1987 the entire balance of its bad debt reserve.

         For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds, (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) 75% of adjusted current earnings as defined in the Code, over
(ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses) and (c) depreciation for alternative minimum tax purposes versus depreciation for regular tax purposes. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, corporations, including thrift institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         As of December 31, 1996, the Company had available net operating loss ("NOL") carryforwards for federal and state tax purposes of approximately $18.8 million and $21.4 million, respectively, which may be used to reduce future income taxes. There are restrictions applicable to approximately $18.8 million of the NOL carryforwards attributable to Providential Home Income Plan, Inc. ("Providential"), formerly a 100% wholly-owned subsidiary of WSFS. Because
Section 382 of the Code restricts the annual amount of NOL carryforwards available for use, it could result in the loss of a portion of Providential's NOL due to expiration.

         The Company's federal income tax returns for 1993 and 1994 are currently under audit. Furthermore, the 1994 federal tax return of a partnership in which a subsidiary of the Company is a 50% owner is currently under audit. At present, the Company is not aware of any present or pending federal or state tax examination adjustments nor any notice that would materially change the reported amount of tax due.

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

         The Bank and its subsidiaries each file separate state tax returns. An operating subsidiary of the bank, WSFS Credit Corporation, conduct business in several surrounding states and as such, is subject to taxation in these states.

Item 2. Properties

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 1996.

                                                                               Net Book Value
                                                                                of Property
                                                    Owned/      Date Lease      or Leasehold
Location                                            Leased       Expires       Improvements(2)      Deposits
--------                                            ------       -------       ---------------      --------
                                                                                        (In Thousands)
WSFS:
Main Office (1)*                                    Owned                              $1,711       $181,118
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch*                                Leased      1998                       57         54,099
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch*                              Leased      2001                       32         18,529
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch*                     Leased      1998                       22         71,265
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch*               Leased      1998                       17         58,566
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch*               Leased      1998                       33         88,113
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch*                  Leased      2000                       14         54,029
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
Tri-State Mall Branch                               Leased      1997                        4         19,497
  I-95 & Naamans Road
  Claymont, DE  19803
Claymont Branch                                     Owned                                  72         23,725
  3512 Philadelphia Pike
  Claymont, DE  19703
University Plaza Shopping Center Branch*            Leased      1998                       25         34,373
  I-95 & Route 273
  Newark, DE  19712
College Square Shopping Center Branch*              Leased      2007                       88         57,127
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch*               Leased      2013                      113         59,536
  144 N. DuPont Hwy.
  New Castle, DE  19720

      Stanton                                          Leased      2001                       204             365
        Inside ShopRite at First State Plaza
        1600 W. Newport Pike
        Wilmington, DE  19804
      Glasgow                                          Leased      1997                        56              159
        Inside Genaurdi's at Peoples Plaza
        (opening Spring of 1997)
        temporarily in Peoples Plaza, Suite 870
        Routes 40 and 896, Newark, DE  19702
      Middletown Square Shopping Center                Leased      1999                       145           11,016
        Inside Parkers Thriftway
        701 N. Broad St.
        Middletown, DE 19709
      Dover (3)                                        Leased      2000                       252           13,369
        Inside Metro Food Market
        Rt 13 & White Oak Road
        Dover, DE  19901
      Operations Center                                Owned                                1,072               na
        2400 Philadelphia Pike
        Wilmington, DE  19703

      Community Credit Corporation                     Leased      1998                        10               na
      ----------------------------
        10 Penn Mart Shopping Center
        New Castle, DE  19720

                                                                                                           $744,886
                                                                                                           ========


* Represents locations with ATM.

(1) Includes location of executive offices and approximately $64.2 million in brokered deposits.
(2) The net book value of all the Company's investment in premises and equipment totalled $6.0 million at December 31, 1996.
(3) In February 1996, the Bank acquired $10.5 million of deposits from another financial institution located in Dover, Delaware. These deposits were transferred to the Bank's branch located inside the Metro Food Market in Dover.


Item 3. Legal Proceedings

         There are no material legal proceedings to which the Company or the Bank is a party or to which any of its property is subject except as discussed in Note 14 to the Consolidated Financial Statements.

Item 4.  Submissions of Matters To a Vote of Security Holders

         No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1996 through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         WSFS Financial Corporation's Common Stock is traded on the NASDAQ National Market System under the symbol WSFS. At December 31, 1996, the Corporation had 2,564 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years. There have been no dividends declared or paid on the Common Stock since the first quarter of 1990. Payment of dividends by the Bank is subject to regulatory restrictions and the covenants of the Senior Notes. For additional information regarding such restrictions, see Note 9 to the Consolidated Financial Statements.

         The closing market price of the common stock at December 31, 1996 was $10 3/16.



                                              Stock Price Range
                                           ---------------------
                                           Low              High
                                           ---              ----


               1996          1st         $7 1/8           $ 9 1/2
                             2nd          7 1/4             8 1/4
                             3rd          6 3/4             8 1/2
                             4th          8 1/4            10 5/8



               1995          1st         $3 1/2             4 1/4
                             2nd          4                 5 7/8
                             3rd          5 5/8             8 5/8
                             4th          7 3/8            10

Item 6. Selected Financial Data

                                                          1996         1995          1994          1993       1992
                                                       ----------   ----------    ----------    ----------  ----------
                                                                (Dollars in Thousands, Except Per Share Data)
At December 31,
  Total assets.....................................    $1,357,635   $1,218,826    $1,195,686    $  994,692  $1,010,079
  Net loans (1)....................................       824,883      792,184       710,776       687,492     763,799
  Investment securities (2)........................        18,933       28,772        64,144        54,346      59,585
  Investment in reverse mortgages, net.............        35,796       35,614        32,172        24,913
  Other investments................................       47,337        52,128        44,249       110,816      52,602
  Mortgage-backed securities (2)...................       365,252      237,132       262,748        43,750      40,898
  Deposits.........................................       744,886      724,030       809,707       806,605     859,147
  Borrowings (3)...................................       489,819      370,795       295,244       107,864     110,673
  Senior notes.....................................        29,100       29,850        32,000        32,000
  Stockholders' equity.............................        75,788       73,546        45,274        38,693      32,267
  Number of full-service branches (4)..............            16           14            16            16          16

For the Year Ended December 31,
  Interest income..................................      $104,594    $  99,936    $   80,666    $   72,320  $   85,711
  Interest expense.................................        58,862       58,067        44,652        38,508      55,039
  Other income ....................................         8,150       22,615         7,210         7,970       8,157
  Other expenses ..................................        32,345       37,341        34,483        34,485      33,650
  Income before taxes .............................        19,522       25,740         7,058         4,677       3,820
  Net income ......................................        16,356       27,008         8,070         6,359       4,822
  Earnings per share:
    Primary .......................................          1.16         1.84           .55           .88         .89
   Fully diluted ..................................          1.16         1.84           .55           .44         .64
  Interest rate spread.............................          3.18%        3.14%         3.11%         3.39%       2.88%
  Net interest margin..............................          3.71         3.57          3.39          3.64        3.02
  Return on average equity.........................         21.19        45.68         19.64         18.12       23.15
  Return on average assets.........................          1.28         2.21           .73           .65         .44
  Average equity to average assets.................          6.06         4.84          3.69          3.57        1.92

  (1)  Includes loans held-for-sale.
  (2)  Includes securities available-for-sale.
  (3) Borrowings consist of FHLB advances, securities sold under agreement to repurchase and municipal bond repurchase obligations. The municipal bond repurchase was called in 1996.
  (4) During 1995, WSFS's wholly-owned subsidiary, Fidelity Federal, sold the deposits of four branches. The remaining assets, liabilities and equity were merged into WSFS. Additionally, WSFS opened two new branches with deposits acquired from other institutions. During 1996, WSFS opened two more new branches.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         WSFS Financial Corporation (the "Corporation") is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially, all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the "Bank" or "WSFS"), the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The banking operations of WSFS are presently conducted from 16 retail banking offices located in the Wilmington and Dover, Delaware area. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily by attracting retail deposits and borrowings. Deposits are insured by the Federal Deposit Insurance Corporation.

         Additional subsidiaries of the Bank include WSFS Credit Corporation ("WCC"), which is engaged primarily in motor vehicle leasing, and 838 Investment Group, Inc. which markets various insurance products and mutual funds through the Bank's branch system. In June 1994, the Bank formed a consumer finance subsidiary, Community Credit Corporation ("CCC") which opened its first office in August 1994. CCC specializes in consumer loans secured by first and second mortgages. An additional subsidiary, Star States Development Company ("SSDC") is currently inactive with the exception of one remaining parcel of land which is being marketed for sale. In November 1994, the Bank acquired Providential Home Income Plan, Inc. ("Providential"), a San Francisco, California-based reverse mortgage lender. The management and operations of Providential were merged into the Bank in November 1996.

         The long-term goal of the Corporation is to be a high-performing financial services company focused on its core banking business while developing unique niche businesses. Beginning in 1994, the Corporation focused its efforts on developing new businesses and avenues for asset growth which are expected to yield returns in the future. Toward that end, the Corporation opened the consumer finance subsidiary, CCC, and acquired Providential. These retail investments, combined with the growth in the investment portfolios, have favorably impacted net interest income and earnings since 1994 and are expected to provide favorable returns on investments in the coming years. Such investments for the future were possible since the Bank became "well-capitalized" in the second quarter of 1994. This was largely due to continued operating earnings and the Corporation's capital infusion of $25.2 million of the proceeds of a $32.0 million debt offering which was completed in December 1993. In the third quarter of 1995, the Bank recognized a gain of $12.4 million, net of taxes and a supplemental contribution to the Corporation's 401(k) Plan, from the sale of deposits and certain real estate of four branches of its former bank subsidiary, Fidelity Federal Savings and Loan Association (the "Association"), located in the northeast section of Philadelphia, Pennsylvania. This transaction has allowed the Corporation to focus on its primary market area while enhancing capital.

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

         The record earnings in 1994 were surpassed in 1995 as the Corporation recorded earnings of $27.0 million of which $14.6 million was from operations. Earnings for the year ended December 31, 1996 were $16.4 million. Net income for 1994, 1995 and 1996 included the recognition of tax benefits. Excluding the one-time net gain on the sale of the Association's deposits, income before taxes increased from $12.2 million in 1995 to $19.5 million in 1996, a $7.3 million or 60% increase.


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

RESULTS OF OPERATIONS

         The Corporation recorded net income of $16.4 million in 1996 compared with $27.0 million and $8.1 million in 1995 and 1994, respectively. Earnings for 1995 were significantly impacted by a nonrecurring after tax gain of $12.4 million on the sale of deposits of the Association. Excluding this gain, net income for 1996 was $1.8 million higher than 1995 and $8.3 million higher than 1994. This improvement in performance reflects lower operating expenses and growth in net interest income.

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

         Net interest income increased to $45.7 million in 1996 compared with $41.9 million and $36.0 million in 1995 and 1994, respectively. During these three years, the growth in interest-earning assets outpaced interest-bearing liabilities and contributed to the rise in net interest income. Continued growth in consumer and residential loans as well as the reduction in nonperforming assets contributed favorably to the growth in net interest income.

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

                                                                              Year Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                             1996 vs. 1995                               1995 vs. 1994
                                                             -------------                               -------------
                                                 Volume          Rate           Net           Volume          Rate           Net
                                                --------       --------       --------       --------       --------       --------
                                                                                  (In Thousands)
Interest income:
    Real estate loans (1) ....................  $  2,001       $   (857)      $  1,144       $  2,970       $  8,057       $ 11,027
    Commercial loans .........................       218           (381)          (163)           123            781            904
    Consumer loans ...........................     2,809           (652)         2,157          2,079            539          2,618
    Loans held for sale ......................       158            (14)           144             91             (2)            89
    Mortgage-backed securities ...............     2,472            280          2,752          2,714            577          3,291
    Investment securities (2) ................    (1,169)           (30)        (1,199)          (240)           511            271
    Other ....................................    (1,095)           918           (177)           984             86          1,070
                                                --------       --------       --------       --------       --------       --------
                                                   5,394           (736)         4,658          8,721         10,549         19,270
                                                --------       --------       --------       --------       --------       --------

Interest expense:
    Deposits:
      Money market and interest-bearing demand      (432)           (14)          (446)          (846)           638           (208)
      Savings ................................      (321)           145           (176)          (753)           508           (245)
      Time ...................................    (1,061)        (1,161)        (2,222)         1,460          5,701          7,161
    FHLB of Pittsburgh advances ..............     2,827           (427)         2,400          4,315            (56)         4,259
    Senior notes .............................      (167)                         (167)          (146)            10           (136)
    Other borrowed funds .....................     1,817           (411)         1,406          2,264            320          2,584
                                                --------       --------       --------       --------       --------       --------
                                                   2,663         (1,868)           795          6,294          7,121         13,415
                                                --------       --------       --------       --------       --------       --------

Net Change ...................................  $  2,731       $  1,132       $  3,863       $  2,427       $  3,428       $  5,855
                                                ========       ========       ========       ========       ========       ========

(1)  Includes commercial mortgage loans.
(2) No adjustments have been made to restate the yields on tax-exempt obligations to a tax-equivalent basis. The income differential is not material.

         The $3.9 million increase in net interest income between 1996 and 1995 was attributable to both changes in rate of $1.1 million and changes in volume of $2.7 million. The changes in volume and rate reflect the various events and transactions which have occurred between periods. The increase in net interest income of $5.9 million between 1995 and 1994 was attributable to changes in rate of $3.4 million and changes in volume of $2.4 million.

         The following table, in thousands except yield and rate data, provides information regarding the balances of and yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                             Year Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                          1996                         1995                          1994
                                             ---------------------------   --------------------------   ---------------------------
                                             Average              Yield/   Average             Yield/   Average              Yield/
                                             Balance    Interest  Rate     Balance   Interest   Rate    Balance    Interest   Rate
                                             -------    --------  ----     -------   --------   ----    -------    --------   ----
                                                                            (Dollars in Thousands)
Assets
Interest-earning assets:
Loans (1) (2):
    Real estate loans (3)...............  $  584,711   $ 54,221   9.27%  $  563,172  $ 53,077   9.42%  $  527,781  $   42,050  7.97%
    Commercial loans....................      26,678      2,674  10.02       24,687     2,837  11.49       23,276       1,933  8.30
    Consumer loans......................     211,861     19,307   9.11      181,323    17,150   9.46      159,127      14,532  9.13
                                          ----------   --------          ----------  --------          ----------  ----------
         Total loans....................     823,250     76,202   9.26      769,182    73,064   9.50      710,184      58,515  8.24

Mortgage-backed securities (4)..........     289,158     19,446   6.73      252,269    16,694   6.62      210,301      13,403  6.37
Loans held for sale (2).................       3,649        272   7.45        1,539       128   8.32          445          39  8.76
Investment securities (4)...............      31,504      2,168   6.88       48,514     3,367   6.94       52,365       3,096  5.91
Other interest-earning assets...........      86,104      6,506   7.56      101,542     6,683   6.58       87,909       5,613  6.39
                                          ----------   --------          ----------  --------          -----------  ---------
    Total interest-earning assets.......   1,233,665    104,594   8.48    1,173,046    99,936   8.52    1,061,204      80,666  7.60
                                                       --------                      --------


Allowance for loan losses...............     (24,527)                       (23,201)                      (22,077)
Cash and due from banks.................      22,911                         25,207                        26,794
Other noninterest-earning assets........      42,347                         45,963                        46,569
                                          ----------                     ----------                    ----------
    Total assets........................  $1,274,396                     $1,221,015                    $1,112,490
                                          ==========                     ==========                    ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
    Money market and interest-bearing
     demand ............................  $   54,582      1,419   2.60   $   71,257     1,865   2.62   $   91,767       2,073  2.26
    Savings.............................     156,337      4,077   2.61      168,507     4,253   2.52      200,103       4,498  2.25
    Time ...............................     454,654     25,726   5.66      472,941    27,948   5.91      443,401      20,787  4.69
                                          ----------   --------          ----------  --------          ----------  ----------
         Total interest-bearing deposits     665,573     31,222   4.69      712,705    34,066   4.78      735,271      27,358  3.72

FHLB of Pittsburgh advances.............     307,180     18,079   5.89      259,071    15,679   6.05      187,946      11,420  6.08
Senior notes............................      29,251      3,332  11.39       30,710     3,499  11.39       32,000       3,635 11.39
Other borrowed funds....................     108,140      6,229   5.76       77,024     4,823   6.26       40,367       2,239  5.55
                                          ----------   --------          ----------  --------          ----------  ----------
    Total interest-bearing liabilities..   1,110,144     58,862   5.30    1,079,510    58,067   5.38      995,584      44,652  4.49
                                                       --------                      --------

Noninterest-bearing demand deposits.....      66,823                         62,880                        61,207
Other noninterest-bearing liabilities...      20,224                         19,502                        14,605
Stockholders' equity....................      77,205                         59,123                        41,094
                                          ----------                     ----------                    ----------
    Total liabilities and
     stockholders' equity ..............  $1,274,396                     $1,221,015                    $1,112,490
                                          ==========                     ==========                    ==========

Excess of interest-earning assets
    over interest-bearing liabilities...  $  123,521                     $   93,536                    $   65,620
                                          ==========                     ==========                    ==========
Net interest and dividend income........               $ 45,732                      $ 41,869                      $   36,014
                                                       ========                      ========                      ==========
Interest rate spread....................                          3.18%                         3.14%                          3.11%
                                                                  ====                          ====                           ====
Interest rate margin....................                          3.71%                         3.57%                          3.39%
                                                                  ====                          ====                           ====
Net interest and dividend income to
    total average assets................                          3.59%                         3.43%                          3.24%
                                                                  ====                          ====                           ====

(1)  Nonperforming loans are included in average balance computations.
(2)  Balances are reflected net of unearned income.
(3)  Includes commercial mortgage loans.
(4)  Includes securities available for sale.

         Interest income and expense increased $4.7 million and $795,000, respectively, between 1996 and 1995. In general, the growth in interest-earning assets and the continued reduction in the level of nonperforming assets were key factors contributing favorably to net interest income. The increase in net interest income year over year was also attributable to the implementation of an investment growth strategy in the first half of 1996 in which the Bank purchased $93.9 million in mortgage-backed securities.

         Between 1995 and 1994, interest income and expense increased $19.3 million and $13.4 million, respectively. These increases were due in part to the full year impact of an investment growth strategy which was implemented in 1994 and to acquisition of a $47.5 million portfolio of discounted commercial loans and commercial mortgages in July 1995.

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

         The provision for loan losses increased from $1.4 million in 1995 to $2.0 million in 1996. The increase was due in part to loan growth, as well as the Corporation's assessment of the portfolio. The provision for loan losses decreased by $280,000 between 1994 and 1995. The Corporation's continued efforts to resolve and collect problem loans, including nonaccrual and restructured loans should favorably impact provision requirements. The allowance for loan losses was $24.7 million at December 31, 1996, a 2.37% increase from the level reported at December 31, 1995. The loan loss allowance as a percentage of total loans was 2.84% in 1996 versus 2.90% in 1995.

         During 1997, the Corporation will continue to adjust the provision for loan losses periodically as necessary to maintain the allowance for loan losses at what is deemed to be an adequate level, based on the previously discussed criteria. As the provision is primarily a function of credit quality, changes in the provision for loan losses are contingent upon the economic conditions of the Corporation's market area and the economic prospects of borrowers.

         Other Income. Other income decreased $14.5 million during 1996 to $8.2 million. This significant decline resulted predominantly from a nonrecurring pretax gain of $14.2 million recognized on the sale of the Association's deposits during the third quarter of 1995. In addition, the reduction in other income was due to the Corporation's recognition of $243,000 of losses on the disposition of securities in 1996 compared to gains of $265,000 in 1995. This was offset in part by a $239,000 increase in loan servicing fees between the same periods.

         Other income grew $15.4 million during 1995 to $22.6 million. As discussed above, other income for 1995 included the $14.2 million gain on the sale of deposits. In addition, other income was favorably impacted by growth in loan servicing fees and services charges on deposits which increased $590,000 and $288,000, respectively.

         Other Expenses. Other expenses decreased $5.0 million during 1996 to $32.3 million. Reductions in salaries, the net costs of foreclosed assets, and federal deposit insurance premiums were the predominant factors contributing to this favorable performance. Other expenses increased by $2.9 million to $37.3 million between 1994 and 1995. Significant increases occurred in salaries, and the net costs of assets acquired through foreclosure. Reductions in the deposit insurance premium partially offset these increases.

         Salaries decreased $2.0 million during 1996. This decline resulted primarily from expenses associated with stock appreciation rights, which were $1.1 million below 1995 levels, as well as lower staffing levels. In 1995, salaries increased $3.7 million. This rise was primarily attributable to an increase of $2.6 million in incentive related compensation. Included in such compensation were higher expenses associated with stock appreciation rights, resulting from the significant rise in the Corporation's stock price during 1995.

         Federal deposit insurance premium decreased $1.1 million between 1996 and 1995, and $1.2 million between 1995 and 1994. Premiums in 1996 represent only the amount assessed on deposits acquired from SAIF insured institutions. The decrease between 1995 and 1994 reflects an approximately 80% reduction in premiums assessed by the FDIC during the second half of 1995. Since the Bank is currently considered "well-capitalized" by the OTS, FDIC premiums are expected to remain nominal in 1997.

         The net costs of foreclosed assets declined $1.5 million in 1996. This decrease was largely attributable to a $1.2 million reduction in the provision for losses on foreclosed assets. Conversely, the $924,000 increase in the net costs of foreclosed assets between 1995 and 1994 was due almost entirely to a $927,000 increase in the provision for losses on foreclosed assets.

         The Bank entered into a new contract with its data processing facilities management company in February 1997. Under the terms of the contract, the management of the Bank's "back office" functions of deposit and loan operations will be transferred to the data processing facilities management company. In addition, the Bank will implement new technology initiatives to expand product and delivery options, enhance customer service and improve productivity. As a result of this contract, data processing and equipment expense are expected to increase, offset by reduction in salaries and other employee related expenses. See Note 14 to the Consolidated Financial Statements for additional information regarding this contract.

         Income Taxes. The Corporation recorded a $3.2 million tax provision for the year ended December 31, 1996 compared to tax benefits of $1.3 million and $1.0 million for the years ended December 31, 1995 and 1994, respectively. The provision (benefit) for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The net tax benefits recorded in 1995 and 1994 were a result of the utilization of the Corporation's prior net operating loss carryforwards. The year 1996 included a $3.4 million tax benefit resulting from the merger of Providential into WSFS. As a result of this merger, certain Providential tax benefits which were previously offset by a valuation allowance had become recognizable by WSFS, because of the ability to offset future taxable income of the Corporation with the tax net operating loss carryforwards of Providential. Previously, these tax net operating loss carryforwards were not recognized because of limitations imposed by the Internal Revenue Code of 1986, as amended (the Code), and it was deemed more likely than not that Providential would not have sufficient future taxable income to utilize the carryforwards before they expired. Approximately $22 million of the Corporation's deferred tax assets are related to Providential's writedowns and income on its reverse mortgages. Management has assessed substantial valuation allowances on these deferred tax assets due to limitations imposed by the Code and uncertainties, including the timing of when these assets are realized. As time passes, management will have more information on which to base the recognition of these assets. As a result, management expects that the Corporation's effective tax rate for 1997 will be approximately 31%. (It should be understood that the foregoing is a forward-looking statement that involves considerable uncertainty. The Company's ability to reduce its 1997 tax rate to 31% is contingent on its ability to recognize the favorable tax attributes acquired from Providential which are in turn dependent on, among other things, the Company's future earnings levels and the timing of the realization of the tax attributes. Accordingly, the Company's actual tax rate for 1997 could differ materially from 31%).

         The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision (benefit) for income taxes accordingly. For additional information regarding the Corporation's tax provision and net operating loss carryforwards see Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

         Consolidated assets grew $138.8 million, or 11.4%, during 1996. Asset growth occurred primarily in mortgage-backed securities and loans offset in part by reductions in investments and other liquidity. Total liabilities increased $136.6 million during the year. This increase occurred primarily in securities sold under agreements to repurchase, deposits and advances from the Federal Home Loan Bank of Pittsburgh. Stockholders' equity grew $2.2 million to $75.8 million at December 31, 1996. This increase was attributable to earnings offset in part by the acquisition of treasury stock.

         Mortgage-backed securities. During 1996, mortgage-backed securities increased by $128.1 million. The increase resulted from the purchase of $154.3 million in high quality collateralized mortgage obligations and $20.3 million in other mortgage-backed securities. These purchases were offset by principal repayments.

         Investments. Investment securities decreased $9.8 million between December 31, 1995 and 1996. This decrease resulted primarily from the disposition of a $6.0 million investment in a fund which invested in adjustable-rate government securities. In addition, maturities and calls on corporate and municipal bonds totaled $4.7 million in 1996.

         Loans. Net loans grew $36.3 million to $824.1 million at December 31, 1996. This increase was attributable to growth in the Corporation's lease and consumer loan portfolios of $23.1 million and $21.3 million, respectively. Partially offsetting these increases was a $15.0 million reduction in commercial mortgage loans.

         Deposits. Deposits increased $20.9 million during 1996 to $744.9 million. This growth was largely attributable to the interest credited to deposits of $22.9 million and the purchase of $10.4 million in deposits from another Delaware financial institution. Partially offsetting these increases was an outflow of $12.4 million in deposits. The table below depicts the changes in net deposits over the last three years:

                                               Year Ended December 31,
                                     -----------------------------------------
                                       1996              1995            1994
                                       ----              ----            ----
                                                     (In Millions)

Beginning balance................... $ 724.0           $ 809.7         $ 806.6
Interest credited...................    22.9              24.4            22.9
Deposits (withdrawals), net.........   (12.4)             79.1           (19.8)
Deposits acquired (sold), net.......    10.4            (189.2)
                                    --------            -------        -------
Ending balance...................... $ 744.9           $ 724.0         $ 809.7
                                     =======           =======         =======

         Borrowings. Total borrowings increased $118.3 million during 1996. Approximately $103.1 million in securities sold under agreements to repurchase and $15.5 million in FHLB advances were added during the year to fund asset growth.

         Stockholders' Equity. During the year, stockholders' equity increased $2.2 million to $75.8 million at December 31, 1996. This increase included $16.4 million in net income offset in part by the acquisition of 1.7 million shares of treasury stock for $14.7 million. At December 31, 1996, the Bank was in compliance with all regulatory capital requirements and met the regulatory classification of a "well-capitalized institution." Tangible, core, tier-1 risk-based and risk-based capital to asset ratios were 7.01%, 7.06%, 10.59% and 11.07%, respectively.

         Asset/Liability Management. The primary asset/liability management goal of the Corporation is to manage and control its interest rate risk, thereby reducing its exposure to fluctuations in interest rates, and achieving sustainable growth in the interest margins over the long term. Other objectives of asset/liability management include: (1) ensuring adequate liquidity and funding, (2) maintaining a strong capital base and (3) maximizing net interest income opportunities.

         In general, interest rate risk is mitigated by closely matching the maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread. Management regularly reviews the Corporation's interest rate sensitivity, and uses a variety of strategies as needed to adjust that sensitivity within acceptable tolerance ranges established by management. Changing the relative proportions of fixed-rate and adjustable-rate assets and liabilities is one of the primary strategies utilized by the Corporation to accomplish this objective. The development of the Corporation's portfolio of adjustable-rate consumer loans in its primary market area has been one of the tactics utilized.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest-rate sensitive" and by monitoring an institution's interest-sensitivity gap. An interest-sensitivity gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income.

         The repricing and maturities of the Corporation's interest-earning assets and interest-bearing liabilities at December 31, 1996 are set forth in the following table.

                                                            Less than          One to               Over
                                                             One Year       Five Years          Five Years           Total
                                                             --------       ----------          ----------           -----
                                                                                (Dollars in Thousands)
Interest-earning assets:
   Real estate loans (1)....................                $ 371,588      $  112,299           $ 100,391       $ 584,278
   Commercial loans.........................                   25,290           2,737                 575          28,602
   Consumer loans...........................                   81,453         148,742              27,327         257,522
   Mortgage-backed securities...............                  139,374         149,418              76,460         365,252
   Loans held for sale......................                      773                                                 773
   Investment in reverse mortgages..........                    1,654           6,857              27,285          35,796
   Investment securities....................                    4,270           3,789              10,874          18,933
   Other investments........................                   47,337                                              47,337
                                                           ----------       ---------           ---------       ---------
                                                              671,739         423,842             242,912       1,338,493
                                                           ----------       ---------           ---------       ---------
Interest-bearing liabilities:
   Money market and interest-bearing
      demand deposits ......................                   12,166                              44,938          57,104
   Savings deposits.........................                   35,023                             121,381         156,404
   Time deposits............................                  327,280         124,454               3,193         454,927
   FHLB advances............................                  167,699         155,000                             322,699
   Senior notes.............................                                                       29,100          29,100
   Other borrowed funds.....................                   77,120          90,000                             167,120
                                                           ----------      ----------          ----------     -----------
                                                              619,288         369,454             198,612       1,187,354
                                                           ----------      ----------          ----------       ---------
Excess of interest-earning
   assets over interest-bearing liabilities
   ("interest-sensitive gap")...............               $   52,451      $   54,388          $   44,300      $  151,139
                                                           ==========      ==========          ==========      ==========

Interest-sensitive assets/interest-sensitive
   liabilities..............................                   108.47%
Interest-sensitive gap as a percent of total
   assets...................................                     3.86%

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

         The Corporation's positive interest-sensitivity gap indicates that rising interest rates could favorably impact net interest income and falling interest rates could negatively impact net interest income. However, the interest sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same price or the same time. It is also important to consider that the table represents a specific point in time. Variations can occur daily as the Bank adjusts its interest sensitivity throughout the year. Accordingly, no assurance can be given that net interest income would benefit from a rise or fall in interest rates.

NONPERFORMING ASSETS

         Nonperforming assets, which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure can negatively affect the Corporation's results of operations. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

         The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated.


                                                                                      December 31,
                                                        -------------------------------------------------------------------
                                                            1996            1995          1994           1993         1992
                                                            ----            ----          ----           ----         ----
                                                                                  (Dollars in Thousands)
Nonaccruing loans:
     Commercial....................................    $      550     $      563      $   1,485     $   1,595     $   9,001
     Consumer......................................           224            291            593           674           923
     Commercial mortgages..........................         3,243          2,527          9,886        22,377        16,981
     Residential mortgages.........................         3,790          3,568          4,620         4,314         5,887
     Construction..................................         3,529          3,588          3,182         4,638        10,727
                                                        ---------      ---------     ----------      --------      --------

Total nonaccruing loans............................        11,336         10,537         19,766        33,598        43,519

Nonperforming investments in
     real estate...................................         1,500          1,252          2,738         2,901         3,394
Assets acquired through
     foreclosure...................................         6,441         11,614         18,936        14,583        28,898
                                                       ----------      ---------     ----------     ---------     ---------

Total nonperforming assets.........................      $ 19,277       $ 23,403       $ 41,440      $ 51,082      $ 75,811
                                                         ========       ========       ========      ========      ========

Restructured loans.................................      $ 10,967       $ 17,393       $ 13,775      $ 18,020      $ 10,874
                                                         ========       ========       ========      ========      ========

Past due loans:
     Residential mortgages.........................    $      328      $     111       $    152      $    359      $    518
     Commercial and
       commercial mortgages........................           832            789            240         5,590           854
     Consumer......................................           510            143            102           205           376
                                                       ----------      ---------      ---------     ---------      --------

Total past due loans...............................     $   1,670      $   1,043      $     494     $   6,154      $  1,748
                                                        =========      =========      =========     =========      ========

Ratio of nonaccruing loans
     to total loans (1)............................          1.34%          1.30%          2.70%         4.74%         5.53%
Ratio of allowance for loan
     losses to total gross loans (1)...............          2.84           2.90           2.89          3.26          3.28
Ratio of nonperforming assets
     to total assets...............................          1.42           1.92           3.47          5.14          7.51
Ratio of loan loss allowance
     to nonaccruing loans (2)......................        197.04         201.84          97.79         63.23         60.35
Ratio of loan and foreclosed
     asset allowance to total
     nonperforming assets (2)......................        120.22          94.87          51.17         45.51         38.34

(1)  Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

         Total nonperforming assets decreased by $4.1 million between 1996 and 1995 and by $18.0 million between 1995 and 1994. In 1996, collections of such assets, which were $7.6 million, as well as $7.8 million in transfers to accrual/restructured status and to investment in real estate contributed to the reduction in nonperforming assets. Such decreases were offset by the addition of $11.0 million of assets that were not previously classified as nonperforming assets. The decrease in the levels of nonperforming assets since 1992 reflects management's continued efforts to identify and resolve problem assets and, to a lesser extent, an improved economy.

         An analysis of the change in the balance of nonperforming assets during the last three fiscal years is presented below.


                                                                                            Year Ended December 31,
                                                                                 -----------------------------------------
                                                                                    1996             1995          1994
                                                                                 ---------      -------------   ----------
                                                                                               (In Thousands)

Beginning balance................................................               $ 23,403        $  41,440       $  51,082
      Additions..................................................                 11,010            8,224          16,732
      Collections  ..............................................                 (7,631)         (12,247)        (17,884)
      Transfers to accrual/restructured status...................                 (2,194)
      Transfers to investment in real estate.....................                 (5,619)         (10,424)         (3,151)
      Charge-offs/write-downs....................................                    308           (3,590)         (5,339)
                                                                              ----------         ---------      ---------
Ending balance...................................................               $ 19,277         $ 23,403       $  41,440
                                                                                ========         ========       =========

         The most significant reduction in categories between 1996 and 1995 was in assets acquired through foreclosure which decreased $4.1 million. This reduction was primarily the result of a $5.6 million property which was transferred to investment in real estate. The level of nonaccruing loans to total loans ratio remained somewhat level between periods consistent with level of both nonaccruing and total loans. The nonperforming assets to total assets ratio decreased significantly as a result of the reduction in nonperforming assets, specifically assets acquired through foreclosure.

         In 1995, nonaccruing loan reductions of $7.4 million and $1.1 million in the commercial mortgage and residential mortgage categories, respectively, a $15 million decrease in nonperforming investments in real estate and a $7.3 million decrease in assets acquired through foreclosure comprised the majority of the reduction in total nonperforming assets. During the first quarter of 1995, a $4.4 million nonaccruing commercial mortgage loan was returned to accrual status and a $2.8 million nonaccruing commercial mortgage loan was transferred to assets acquired through foreclosure after a $744,000 partial charge-off was recorded to the allowance for loan loss. The property was subsequently sold during the third quarter of 1995.

         At December 31, 1996, nonperforming assets with carrying values of $1.0 million or more totalled approximately 51.1% of the Corporation's total nonperforming assets, as compared to 64.0% at December 31, 1995. The following table reflects the stratification of such assets by size at December 31, 1996 and 1995.


                                                                                December 31,
                                                             ----------------------------------------------------
                                                                        1996                        1995
                                                             -----------------------     ------------------------
                                                             No. of Items    Balance     No. of Items     Balance
                                                                                     (Dollars in Thousands)

$5 million and over.....................................            1        $  5,100           1        $   5,950
$1 million - $4.99 million..............................            3           4,743           4            9,021
$0.5 million - $0.99 million............................            1             585
Under $500,000..........................................          175           8,849         150            8,432
                                                                  ---       ---------         ---       ----------
    Total nonperforming assets..........................          180         $19,277         155         $ 23,403
                                                                  ===         =======         ===         ========


         The most significant reduction in categories between periods was in the "$1 million - $4.99 million" category. This reduction was due to the transfer of an asset acquired through foreclosure.

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

         The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

                                                                                   Year Ended December 31,
                                                                     1996       1995       1994       1993        1992
                                                                     ----       ----       ----       ----        ----
                                                                                        (Dollars in Thousands)

Beginning balance....................................             $24,167     $21,700    $23,613    $26,263     $26,975
Provision for loan losses............................               2,015       1,403      1,683      2,620       1,359
Balance at acquisition for discounted
    commercial mortgages.............................                           2,600
Transfer from lease residual reserves ...............                 362

Charge-offs:
    Residential real estate..........................                 185         154         24        399         124
    Commercial real estate (1).......................                 416         814      3,168      3,599       1,799
    Commercial.......................................                 605         404      1,021      1,689         229
    Consumer (2).....................................                 880         826        514        655         910
                                                                  -------     -------    -------    -------     -------
         Total charge-offs...........................               2,086       2,198      4,727      6,342       3,062
                                                                  -------     -------    -------    -------     -------

Recoveries:
    Residential real estate..........................                  15           1         29         42          49
    Commercial real estate (1).......................                   4         293        486        713         554
    Commercial.......................................                  15         169        322         46         171
    Consumer (2).....................................                 248         199        294        271         217
                                                                  -------     -------    -------    -------     -------
         Total recoveries............................                 282         662      1,131      1,072         991
                                                                  -------     -------    -------    -------     -------

Net charge-offs......................................               1,804       1,536      3,596      5,270       2,071
                                                                  -------     -------    -------    -------     -------
Ending balance.......................................             $24,740     $24,167    $21,700    $23,613     $26,263
                                                                  =======     =======    =======    =======     =======

Net charge-offs to average gross
    loans outstanding, net
    of unearned income...............................                 .22%        .20%       .51%       .71%        .25%
                                                                  =======     =======    =======    =======     =======

(1)  Includes commercial mortgage and construction loans.
(2)  Includes lease financings.


         The provision for loan losses increased $612,000 between 1996 and 1995. This increase was due in part to loan growth and management's continuing review of the loan portfolio. A $2.6 million allowance was established on a portfolio of discounted commercial loans which was purchased in the third quarter of 1995. The ratio of net charge-offs to average gross loans outstanding (net of unearned income) was .22% and .20% for the years ending December 31, 1996 and 1995, respectively.

         The higher level of charge-offs in 1994 and 1993 were due to the deterioration in the credit quality of certain commercial and commercial real estate loans. During 1994, the most significant charge-off in the commercial real estate category was a $2.7 million partial charge-off of a nonaccruing commercial mortgage loan which was subsequently transferred to assets acquired through foreclosure. The provision for loan losses during 1993 was increased primarily due to a $9.3 million commercial real estate loan being placed on nonaccrual in the first quarter of 1993 when the borrower filed bankruptcy.

         The allowance for loan losses is allocated by major loan portfolio type. As these portfolios have developed, they have become a source of historical data in projecting delinquencies and loss exposure; however, such allocations are not indicative of where future losses may occur. The allocation of the allowance for loan losses at the end of each of the last five fiscal years and the percentage of outstanding loans in each category to total gross outstanding loans at such dates follow:

                                                                               December 31,
                                       --------------------------------------------------------------------------------------------
                                              1996              1995               1994              1993                1992
                                              ----              ----               ----              ----                ----
                                       Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                       ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                                          (Dollars in thousands)
Residential real estate..........     $   326    31.9%   $   409    32.7%   $   506    34.7%   $   439     32.2%   $   774    31.5%
Commercial real estate...........      12,697    35.2     13,663    38.8     14,273    37.9     15,967     41.8     17,052    41.1
Commercial.......................      10,068     3.3      9,180     2.9      5,844     3.4      6,317      2.9      7,475     4.2
Consumer (1).....................       1,649    29.6        915    25.6      1,077    24.0        890     23.1        962    23.2
                                      -------   -----    -------   -----    -------   -----    -------    -----    -------   -----
    Total........................     $24,740   100.0%   $24,167   100.0%   $21,700   100.0%   $23,613    100.0%   $26,263   100.0%
                                      =======   =====    =======   =====    =======   =====    =======    =====    =======   =====

(1)  Includes lease financings.

LIQUIDITY

         The Corporation itself engages only in limited business operations independent of the Bank and its subsidiaries and therefore, does not require a substantial amount of liquid assets. The Corporation is required, however, to maintain a reserve at December 31, 1996 of 100% of the aggregate interest expense for 12 full calendar months on $29.1 million of the 11% Senior Notes issued in December 1993. At December 31, 1996, the Corporation retained approximately $3.2 million for the purpose of meeting this reserve requirement. The Corporation's ability to comply with this requirement is dependent upon its ability to obtain dividends from the Bank. The Corporation's principal asset is its investment in the capital stock of the Bank and its primary source of liquidity is dividends from the Bank. Under applicable federal regulations, the Bank may pay dividends within certain limits and only after notice to the Office of Thrift Supervision (OTS).

         As required by the OTS, institutions under its supervision must maintain a 5.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. The liquidity ratios of the Bank were 8.0% at both December 31, 1996 and 1995, respectively.

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

         At December 31, 1996 and 1995, the Bank had outstanding FHLB advances of $322.7 and $307.2 million, respectively. Additionally in March 1996, the Bank secured a $48.8 million FHLB revolving line of credit of which none was outstanding at December 31, 1996. Another available funding source includes a $15.0 million revolving line of credit with another institution, of which no balance was outstanding at December 31, 1996.

         The Corporation routinely enters into commitments requiring the future outlay of funds. In February 1997, the Bank entered into a new agreement with its data processing facilities management company. Under the terms of this agreement, an average minimum payment of approximately $4.4 million has been committed for each of the next five years. The above commitment, as well as loan commitments, are expected to be met through traditional funding sources, such as deposits, short-term borrowings, advances from the FHLB and principal repayments on loans.

         During 1996, operating and financing activities provided cash and cash equivalents of $17.4 and $124.3 million, respectively, while investing activities used $154.2 million. The cash provided by financing activities resulted primarily from additional borrowings from the FHLB and securities sold under agreement to repurchase. This cash was used to fund the purchase of mortgage-backed securities, as well as the repayment of other borrowings. Cash used for investment activities included a net increase in loans, as well as a net increase in investment securities and mortgage-backed securities.

         In 1995, operating and financing activities provided $12.3 million and $4.0 million of cash and cash equivalents, respectively, while investing activities used $8.6 million. The funds provided by financing activities reflect additional FHLB advances and a net increase in certificates of deposit and time deposits. These funds were utilized to fund the sale of deposits and for the repayment of other borrowings. During 1994, the financing and operating activities provided $190.3 million and $8.2 million of cash and cash equivalents, respectively, while investing activities used $253.4 million. The funds provided by financing activities reflect the additional FHLB advances and reverse repurchase agreements resulting from the investment growth strategy implemented during 1994. These funds, supplemented with existing liquidity, were used to purchase mortgage-backed securities and were the major component of the cash and cash equivalents used for investment activities.

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

         At December 31, 1996, the Bank is classified as well-capitalized and is in compliance with all regulatory capital requirements. Management anticipates that the Bank will continue to be classified as well-capitalized. For additional information concerning the Bank's regulatory capital compliance see Note 10 to the Consolidated Financial Statements.

         In March 1996, the Corporation initiated the first of two stock repurchase plans, approved by the Board of Directors during the year. A total of 725,300 shares, or approximately 5% of the common stock outstanding, were acquired in open market transactions for $5.7 million. In October, the Corporation began a second stock repurchase program to acquire up to 10% of the outstanding common stock through open market repurchases and privately negotiated transactions. During the fourth quarter of 1996, the Corporation repurchased 929,900 shares, or 6.7% of common stock outstanding, under the second plan for approximately $9.0 million. At December 31, 1996, the Corporation held 1,655,200 shares of common stock in its treasury at a cost of $14.7 million. Subsequent to year end, the Corporation substantially completed the second stock repurchase program by acquiring 385,409 of additional shares of common stock in January for $4.3 million.

IMPACT OF INFLATION AND CHANGING PRICES

         The Corporation's Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration of the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are monetary. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or the same extent as the price of goods and services.

ACCOUNTING DEVELOPMENTS

        In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Corporation will adopt SFAS 125 prospectively, effective January 1, 1997, the required date of adoption, except for those types of transactions for which the effective date has been deferred by the issuance of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The impact of the provisions of SFAS 125, which take effect January 1, 1997, is not expected to be material to operations, equity and financial condition. The Corporation has not yet determined the effect that the provisions deferred by SFAS 127 would have on its operations, equity and financial condition, but believes present accounting practices fairly depict the financial transactions and obligations of the Corporation.

Item 8.  Financial Statements and Supplementary Data

        (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:


Report of Independent Auditors .............................................. 45
WSFS Financial Corporation (and Subsidiaries):
   Management's Statement on Financial Reporting............................. 46
   Consolidated Statement of Operations ..................................... 47
   Consolidated Statement of Condition....................................... 48
   Consolidated Statement of Changes in Stockholders' Equity................. 49
   Consolidated Statement of Cash Flows...................................... 50
   Notes to the Consolidated Financial Statements............................ 52

   (b) The following supplementary data is set forth in this Annual Report on form 10-K on the following pages:

 Quarterly Financial Summary................................................. 81

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WSFS Financial Corporation

         We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries (the "Corporation") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31,1996 in conformity with generally accepted accounting principles.





/s/ KPMG Peat Marwick LLP
----------------------------------------------
January 20, 1997
Philadelphia, Pennsylvania

MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

To Our Stockholders:

         The management of WSFS Financial Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts that are based on judgments and estimates of management.

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

         The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that WSFS Financial Corporation complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1996.





/s/ Marvin N. Schoenhals                  /s/ R. William Abbott
--------------------------------          ------------------------------
Marvin N. Schoenhals                      R. William Abbott
Chairman, President &                     Executive Vice President
Chief Executive Officer                   & Chief Financial Officer

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           Year Ended December 31,
                                                                  ---------------------------------------
                                                                     1996           1995           1994
                                                                  ---------      ---------      ---------
                                                                   (In Thousands, Except Per Share Data)

Interest income:
Interest and fees on loans ..................................     $  76,474      $  73,192      $  58,554
Interest on mortgage-backed securities ......................        19,446         16,694         13,403
Interest and dividends on investment securities .............         2,168          3,367          3,096
Other interest income .......................................         6,506          6,683          5,613
                                                                  ---------      ---------      ---------
                                                                    104,594         99,936         80,666
                                                                  ---------      ---------      ---------

Interest expense:
Interest on deposits ........................................        31,222         34,066         27,358
Interest on Federal Home Loan Bank advances .................        18,079         15,679         11,420
Interest on senior notes ....................................         3,332          3,499          3,635
Interest on federal funds purchased and securities sold under
  agreements to repurchase ..................................         5,869          4,206          1,570
Interest on other borrowed funds ............................           360            617            669
                                                                  ---------      ---------      ---------
                                                                     58,862         58,067         44,652
                                                                  ---------      ---------      ---------

Net interest income .........................................        45,732         41,869         36,014
Provision for loan losses ...................................         2,015          1,403          1,683
                                                                  ---------      ---------      ---------
Net interest income after provision for loan losses .........        43,717         40,466         34,331
                                                                  ---------      ---------      ---------

Other income:
Gain on sale of deposits ....................................                       14,247
Loan servicing fee income ...................................         3,255          3,016          2,426
Service charges on deposit accounts .........................         2,877          2,811          2,523
Securities gains (losses) ...................................          (243)           265            175
Other income ................................................         2,261          2,276          2,086
                                                                  ---------      ---------      ---------
                                                                      8,150         22,615          7,210
                                                                  ---------      ---------      ---------

Other expenses:
Salaries ....................................................        13,959         15,921         12,254
Employee benefits and other personnel expenses ..............         3,518          4,380          3,283
Equipment expense ...........................................         1,260          1,298          2,185
Data processing expense .....................................         2,346          2,269          2,051
Occupancy expense ...........................................         2,493          2,430          2,392
Marketing expense ...........................................           678          1,050          1,470
Professional fees ...........................................         1,614            850          1,352
Federal deposit insurance premium ...........................            75          1,165          2,328
Net costs of assets acquired through foreclosure ............         1,375          2,871          1,947
Other operating expenses ....................................         5,027          5,107          5,221
                                                                  ---------      ---------      ---------
                                                                     32,345         37,341         34,483
                                                                  ---------      ---------      ---------

Income before taxes .........................................        19,522         25,740          7,058
Income tax provision (benefit) ..............................         3,166         (1,268)        (1,012)
                                                                  ---------      ---------      ---------
Net income ..................................................     $  16,356      $  27,008      $   8,070
                                                                  =========      =========      =========

Earnings per share ..........................................     $    1.16      $    1.84      $     .55

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION

                                                                                                        December 31,
                                                                                           -------------------------------
                                                                                                1996               1995
                                                                                                 (Dollars in thousands)
  Assets
  Cash and due from banks........................................................            $   24,651         $   31,135
  Federal funds sold and securities purchased under agreements to resell.........                25,400             31,500
  Interest-bearing deposits in other banks.......................................                 5,802              4,768
  Investment securities held-to-maturity (market value: 1996 - $17,587
      and 1995 - $22,492)........................................................                17,680             22,378
  Investment securities available-for-sale.......................................                 1,253              6,394
  Mortgage-backed securities held-to-maturity (market value: 1996 - $311,611
    and 1995 - $218,476).........................................................               313,329            219,727
  Mortgage-backed securities available-for-sale..................................                51,923             17,405
  Investment in reverse mortgages, net...........................................                35,796             35,614
  Loans held-for-sale............................................................                   758              4,345
  Loans, net of allowance for loan losses of $24,740 in 1996 and $24,167 in 1995.               824,125            787,839
  Stock in Federal Home Loan Bank of Pittsburgh, at cost.........................                16,135             15,860
  Assets acquired through foreclosure............................................                 6,441             11,614
  Premises and equipment.........................................................                 5,966              6,372
  Accrued interest and other assets..............................................                28,376             23,875
                                                                                             ----------         ----------

  Total assets...................................................................            $1,357,635         $1,218,826
                                                                                             ==========         ==========

  Liabilities and Stockholders' Equity

  Liabilities:

  Deposits:
    Noninterest-bearing demand...................................................            $   76,451         $   70,242
    Money market and interest-bearing demand.....................................                57,104             57,312
    Savings......................................................................               156,404            153,931
    Time.........................................................................               454,927            442,545
                                                                                             ----------         ----------
  Total deposits.................................................................               744,886            724,030
  Federal funds purchased and securities sold under agreements to repurchase ....               159,304             56,159
  Federal Home Loan Bank advances................................................               322,699            307,206
  Senior notes...................................................................                29,100             29,850
  Other borrowed funds...........................................................                 7,816              7,430
  Accrued expenses and other liabilities.........................................                18,042             20,605
                                                                                             ----------         ----------
  Total liabilities..............................................................             1,281,847          1,145,280
                                                                                             ----------         ----------

  Commitments and contingencies

  Stockholders' Equity:

  Serial preferred stock $.01 par value, 7,500,000 shares authorized; 10%
    Convertible Preferred Stock, Series 1,2,000,000 shares authorized; issued and outstanding, none .......................................................
  Common stock $.01 par value, 20,000,000 shares authorized; issued and
    outstanding, 14,567,498 at December 31, 1996 and 14,509,298 at December 31, 1995                146                145
  Capital in excess of par value.................................................                57,289             57,136
  Net unrealized gains (losses) on securities available-for-sale, net of tax.....                   166               (242)
  Retained earnings .............................................................                32,863             16,507
  Treasury stock at cost, 1,655,200 shares at December 31, 1996 .................               (14,676)
                                                                                             ----------         ----------
  Total stockholders' equity.....................................................                75,788             73,546
                                                                                             ----------         ----------

  Total liabilities and stockholders' equity.....................................            $1,357,635         $1,218,826
                                                                                             ==========         ==========

  The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                      Net
                                               Serial                  Capital     unrealized                            Total
                                             Preferred      Common    in excess    losses on     Retained   Treasury   stockholders'
                                               stock        stock    of par value  securities    earnings     stock        equity
                                                                           (In Thousands)

Balance, January 1, 1994 .................   $     14     $     53    $ 57,197     $             (18,571)    $            $ 38,693

Reclassification of preferred stock to
  common stock ...........................        (14)          92         (79)                                                 (1)
Exercise of common stock options .........                                  13                                                  13
Net changes in unrealized gains(losses) on
 securities available for sale, net of tax                                           (1,501)                                (1,501)
Net income ...............................                                                         8,070                     8,070
                                             --------     --------    --------     --------     --------     --------     --------

Balance, December 31, 1994 ...............                     145      57,131       (1,501)     (10,501)                   45,274

Exercise of common stock options .........                                   5                                                   5
Net changes in unrealized gains(losses) on
 securities available for sale, net of tax                                            1,259                                  1,259
Net income ...............................                                                        27,008                    27,008
                                             --------     --------    --------     --------     --------     --------     --------

Balance, December 31, 1995 ...............                     145      57,136         (242)      16,507                    73,546

Exercise of common stock options .........                       1         153                                                 154
Treasury stock purchases .................                                                                    (14,676)     (14,676)
Net changes in unrealized gains(losses) on
 securities available for sale, net of tax                                              408                                    408
Net income ...............................                                                        16,356                    16,356
                                             --------     --------    --------     --------     --------     --------     --------

Balance, December 31, 1996 ...............   $            $    146    $ 57,289     $    166     $ 32,863     $(14,676)    $ 75,788
                                             ========     ========    ========     ========     ========     =========    ========



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                               Year Ended December 31,
                                                                                    -----------------------------------------
                                                                                      1996            1995             1994
                                                                                                  (In Thousands)
Operating activities:

Net income ......................................................................     $  16,356      $  27,008      $   8,070
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses ..................................................         2,015          1,403          1,683
     Provision for losses on assets acquired through foreclosure ................           400          1,570            643
     Depreciation, accretion and amortization ...................................          (376)        (1,304)         1,371
     Decrease in accrued interest receivable and other assets ...................          (108)        (3,718)        (6,019)
     Origination of loans held for sale .........................................       (27,766)       (37,105)       (10,818)
     Proceeds from sales of loans held for sale .................................        31,262         33,151         12,512
     Increase (decrease) in accrued interest payable and other liabilities ......        (3,204)         5,882            522
     Gain on sale of deposits ...................................................                      (16,553)
     Other, net .................................................................        (1,192)         1,928            204
                                                                                      ---------      ---------      ---------
Net cash provided by operating activities .......................................        17,387         12,262          8,168
                                                                                      ---------      ---------      ---------


Investing activities:

     Net (increase) decrease of interest-bearing deposits in other banks ........        (1,034)         5,069         16,494
     Maturities of investment securities ........................................         4,595         12,816          4,444
     Sales of investment securities available-for-sale ..........................        60,328         63,493         35,413
     Purchases of investment securities held-to-maturity ........................                      (39,773)       (10,049)
     Purchases of investment securities available-for-sale ......................       (54,615)          (387)       (39,858)
     Repayments of mortgage-backed securities held-to-maturity ..................        44,382         23,903         37,706
     Repayments of mortgage-backed securities available-for-sale ................         2,123          2,243          1,736
     Purchases of mortgage-backed securities held-to-maturity ...................      (135,809)                     (260,105)
     Purchases of mortgage-backed securities available-for-sale .................       (38,763)
     Repayments on reverse mortgages ............................................        13,151         12,701          7,180
     Disbursements for reverse mortgages ........................................       (11,091)       (14,619)        (7,300)
     Sales of loans .............................................................         6,456          4,111            747
     Purchase of loans ..........................................................       (13,351)       (54,271)        (5,846)
     Net increase in loans ......................................................       (34,989)       (27,118)       (32,727)
     Net increase in stock of Federal Home Loan Bank of Pittsburgh ..............          (275)        (4,546)        (5,435)
     Sales of investments in real estate ........................................           505          1,481          1,082
     Payments made for investments in real estate ...............................        (1,362)            (5)        (1,090)
     Sales of assets acquired through foreclosure, net ..........................         6,263          7,816         10,758
     Premises and equipment, net ................................................          (764)        (1,053)        (1,457)
     Purchase of Providential Home Income Plan, Inc., net of cash acquired ......                                      (2,031)
     Other, net .................................................................                         (417)        (3,065)
                                                                                      ---------      ---------      ---------
Net cash used for investing activities ..........................................      (154,250)        (8,556)      (253,403)
                                                                                      ---------      ---------      ---------






                                                        (Continued on next page)

                                                                                                   Year Ended December 31,
                                                                                          -----------------------------------------
                                                                                                1996          1995           1994
                                                                                                ----          ----           ----
                                                                                                        (In Thousands)
Financing activities:

     Net increase (decrease) in demand and savings deposits .............................       11,518       (13,527)      (14,624)
     Net increase in certificates of deposit and time deposits ..........................       12,084       122,701        19,381
     Sale of deposits, net ..............................................................                   (180,758)
     Repayment of municipal bond repurchase obligations .................................       (2,689)       (2,690)       (1,122)
     Net increase (decrease) in federal funds purchased
        and securities sold under agreements to repurchase ..............................      103,145          (549)       56,708
     Receipts from additional other borrowed funds ......................................      125,000       150,970       260,000
     Repayments of other borrowed funds .................................................     (109,507)      (70,047)     (130,045)
     Issuance of common stock ...........................................................          154             5            13
     Extinguishment of senior notes .....................................................         (750)       (2,150)
     Purchase treasury stock ............................................................      (14,676)
                                                                                             ---------     ---------     ---------
     Net cash provided by financing activities ..........................................      124,279         3,955       190,311
                                                                                             ---------     ---------     ---------

Increase (decrease) in cash and cash equivalents ........................................      (12,584)        7,661       (54,924)
Cash and cash equivalents at beginning of period ........................................       62,635        54,974       109,898
                                                                                             ---------     ---------     ---------
Cash and cash equivalents at end of period ..............................................    $  50,051     $  62,635     $  54,974
                                                                                             =========     =========     =========

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the year for:
     Interest ...........................................................................    $  58,864     $  53,689     $  41,969
     Income taxes, net ..................................................................        4,820         2,184           745
     Loans transferred to assets acquired through foreclosure ...........................        5,885         6,264        12,729
     Net change in unrealized gains (losses) on securities available-for-sale, net of tax          408        (1,259)        1,501
     Assets acquired through foreclosure transferred to investment in real estate, net ..        4,806


The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         WSFS Financial Corporation (Corporation) is a thrift holding company organized under the laws of the State of Delaware. The Corporation's principal wholly owned subsidiary, Wilmington Savings Fund Society, FSB (Bank), is a federal savings bank organized under the laws of the United States which conducts operations from 16 retail banking offices located in the Wilmington and Dover, Delaware area.

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

         Basis of Presentation

         The consolidated financial statements include the accounts of the parent company, the Bank and its wholly owned subsidiaries, WSFS Credit Corporation (WCC), 838 Investment Group, Inc., Community Credit Corporation
(CCC) and Star States Development Company (SSDC). Also included in the consolidated financial statements are the operations of Providential Home Income Plan, Inc. (Providential), a subsidiary until November 1996 when the management and operations were merged into WSFS. Providential was a California-based reverse mortgage lender which was acquired by the Bank in 1994. In addition, Star States Pennsylvania Corporation (SSPA) and its subsidiary, Fidelity Federal Savings and Loan Association (Association), a federally-chartered stock savings and loan association, are included in the consolidated financial statements until November 1995. This was the result of the sale of the Association's deposits in July 1995 and the subsequent merger of the Association's remaining operations into the Bank in November 1995.

         WCC is engaged primarily in motor vehicle leasing. The related leases are accounted for as either direct financing or operating leases. 838 Investment Group, Inc. markets various insurance and mutual fund products to Bank customers through the Bank's branch system. CCC is a consumer finance subsidiary specializing in consumer loans primarily secured by first and second mortgages. SSDC was originally formed to acquire, develop and market improved and unimproved real estate either through wholly owned subsidiaries or investments in joint ventures. SSDC activities are currently inactive with the exception of one parcel of land which is being marketed for sale. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements to conform them to the current year's presentation.

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

         The cumulative effect of this change in accounting principle was immaterial at adoption. There were no investment or mortgage-backed securities classified as "trading" during 1996 or 1995.

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

         Assets Acquired Through Foreclosure

         Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loan or fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding the assets are charged to expense in the current period. An allowance for estimated losses is provided when declines in fair value below the carrying value are identified. Net costs of assets acquired through foreclosure includes costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs.

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

         Earnings per Share

         Primary earnings per share is computed by dividing income applicable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of shares used in computing earnings per share were 14,077,617, 14,676,071 and 14,608,579 for the years ended December 31, 1996, 1995 and 1994, respectively.


2.  DISPOSITION OF CERTAIN ASSETS AND LIABILITIES

         On July 28, 1995, the Corporation's wholly-owned subsidiary, Fidelity Federal Savings and Loan Association, completed the sale of deposits and certain real estate at four of its branches to another institution. Approximately $197.3 million of deposit liabilities were assumed by this institution in exchange for certain branch related assets, loans and cash. The premium paid of the deposit base was 8.52%, subject to certain adjustments at closing. The Corporation reported a gain of approximately $12.4 million, net of taxes and a supplemental contribution to the Corporation's 401(k) Plan, or $.84 per outstanding share from this sale. The Corporation funded the $177.6 million cash outflow through long-term borrowings of $70.0 million and $63.8 million in brokered CD's. This transaction allowed the Corporation to focus on its primary market area while enhancing capital.

3.  INVESTMENT SECURITIES

                                                             Gross            Gross
                                             Amortized     Unrealized      Unrealized      Fair
                                                Cost          Gains          Losses        Value
                                              -------        -------        -------        -------
                                                                  (In Thousands)
Available-for-sale securities:

    December 31, 1996:
    State and political subdivisions .        $ 1,291        $              $    38        $ 1,253
                                              =======        =======        =======        =======

    December 31, 1995:
      State and political subdivisions        $   757        $   134        $              $   891
      Other investments ..............          5,786                           283          5,503
                                              -------        -------        -------        -------
                                              $ 6,543        $   134        $   283        $ 6,394
                                              =======        =======        =======        =======

Held-to-maturity:

   December 31, 1996:
      Corporate bonds ................        $15,038        $    51        $   148        $14,941
      State and political subdivisions          2,642              4                         2,646
                                              -------        -------        -------        -------
                                              $17,680        $    55        $   148        $17,587
                                              =======        =======        =======        =======

   December 31, 1995:
      Corporate bonds ................        $16,748        $   154        $    50        $16,852
      State and political subdivisions          5,542             54             41          5,555
      Other investments ..............             88                             3             85
                                              -------        -------        -------        -------
                                              $22,378        $   208        $    94        $22,492
                                              =======        =======        =======        =======

         Securities with book values aggregating $4,870,000 at December 31, 1996 are pledged as collateral for the Bank's treasury, tax and loan account with the Federal Reserve. Accrued interest receivable relating to investment securities was $314,000 and $696,000 at December 31, 1996 and 1995, respectively. Substantially all of the interest and dividends on investment securities represented taxable income.

         The scheduled maturities of securities held-to-maturity and securities available-for-sale at December 31, 1996 were as follows:


                                                                       Held-to-Maturity             Available-for-Sale
                                                                       ----------------             ------------------
                                                                                      (In Thousands)
                                                                    Amortized         Fair         Amortized       Fair
                                                                      Cost            Value           Cost         Value
                                                                    --------        --------         -------      -------

Within one year .......................................             $  4,270        $  4,272         $            $
After one year but within five years...................                3,789           3,789
After five but within ten years........................                4,789           4,788
After ten years........................................                4,832           4,738           1,291        1,253
                                                                    --------        --------         -------      -------
                                                                     $17,680         $17,587         $ 1,291      $ 1,253
                                                                     =======         =======         =======      =======

         Proceeds from the sales of investments available-for-sale during 1996 were $60,328,000. Gains of $218,000 and losses of $353,000 were realized on these sales. There were no sales of securities classified as held-to-maturity nor transfers between categories of investment securities during 1996 and 1995.


         Proceeds from the sale of investments during 1995 and 1994 were $63,403,000 and $35,497,000, respectively. Gains of $333,000 and $70,000 in 1995 and 1994, respectively, and losses of $87,000 and $42,000 in 1995 and 1994, respectively, were realized on these sales.

4.  MORTGAGE-BACKED SECURITIES

                                                                   Gross          Gross
                                                 Amortized      Unrealized      Unrealized       Fair
                                                   Cost            Gains          Losses          Value
                                                 --------        --------        --------        --------
                                                                       (In Thousands)
Available-for-sale securities:

December 31, 1996:
Collateralized mortgage obligations .....        $ 37,238        $    244        $               $ 37,482
      GNMA ..............................          14,391              50                          14,441
                                                 --------        --------        --------        --------
                                                 $ 51,629        $    294        $               $ 51,923
                                                 ========        ========        ========        ========

   Weighted average yield ...............            7.08%


December 31, 1995:
      GNMA ..............................        $ 17,586        $               $    181        $ 17,405
                                                 ========        ========        ========        ========

Weighted average yield ..................            6.44%

Held-to-maturity securities:

December 31, 1996:
      Collateralized mortgage obligations        $165,516         $    927        $      2        $166,441
      FNMA ..............................          62,754                            1,276          61,478
      GNMA ..............................           1,496               41                           1,537
      FHLMC .............................          63,223               60           1,470          61,813
      Other .............................          20,340                2                          20,342
                                                 --------         --------        --------        --------
                                                 $313,329         $  1,030        $  2,748        $311,611
                                                 ========         ========        ========        ========

      Weighted average yield ............            6.96%

December 31, 1995:
      Collateralized mortgage obligations        $ 72,222         $  1,280        $     39        $ 73,463
      FNMA ..............................          72,590                            1,310          71,280
      GNMA ..............................           1,697               44                           1,741
      FHLMC .............................          73,197               82           1,309          71,970
      Other .............................              21                1                              22
                                                 --------         --------        --------        --------
                                                 $219,727         $  1,407        $  2,658        $218,476
                                                 ========         ========        ========        ========

        Weighted average yield ..........            6.75%

         At December 31, 1996, mortgage-backed securities with book values aggregating $170,194,000 were pledged as collateral for retail customer repurchase agreements and securities sold under agreements to repurchase. Accrued interest receivable relating to mortgage-backed securities was $2,149,000 and $1,372,000 at December 31, 1996 and 1995, respectively. There were no sales of mortgage-backed securities classified as held-to-maturity or available-for-sale, nor transfers between categories of mortgage-backed securities during 1996 and 1995.

5.  LOANS
                                                             December 31,
                                                          1996          1995
                                                      ----------     ---------
                                                            (In Thousands)
Real estate mortgage loans:
     Residential (1-4 family) ......................    $278,287      $272,525
     Other .........................................     282,748       296,884
Real estate construction loans......................      32,134        36,486
Commercial loans....................................      30,369        26,620
Consumer loans  ....................................     135,552      114,265
Lease financings....................................     121,970        98,840
                                                      ----------     ---------
                                                         881,060       845,620
Less:
Loans in process ...................................      10,658        12,158

Unearned income ....................................      21,537        21,456
Allowance for loan losses ..........................      24,740        24,167
                                                       ---------     ---------
                                                        $824,125      $787,839
                                                       =========     =========

         At December 31, 1996, the Corporation has impaired loans totaling approximately $16.0 million, all of which had a related allowance for impairment. The average recorded investment in the loans was $16.3 million in 1996. The allowance for losses on impaired loans totalled $2.4 million at December 31, 1996. A charge-off of $495,000 was recorded in June 1996. The Corporation recognizes interest income on a cash basis method on impaired loans. Total interest income recognized on impaired loans totalled $1.3 million for the year ended December 31, 1996.

         The total amounts of loans serviced for others were $196,415,000, $229,144,000 and $179,562,000 at December 31, 1996, 1995 and 1994, respectively.
Accrued interest receivable on loans outstanding was $4,546,000, $4,965,000 and $4,318,000 at December 31, 1996, 1995 and 1994, respectively.

         Nonaccruing loans aggregated $11,336,000, $10,537,000 and $19,766,000 at December 31, 1996, 1995 and 1994, respectively. If interest on all such loans had been recorded, net interest income would have increased by $993,000 in 1996, $735,000 in 1995, $1,191,000 in 1994.

         A summary of changes in the allowance for loan losses follows:

                                                                                               Year  Ended December 31,
                                                                                          --------------------------------
                                                                                           1996         1995        1994
                                                                                          -------     -------      -------
                                                                                                    (In Thousands)

Beginning balance ..............................................................          $24,167     $21,700      $23,613
     Balance at acquisition for discounted commercial mortgages ................                        2,600
     Transfer from lease residual reserve ......................................              362
     Provision for loan losses.................................................             2,015       1,403        1,683
     Loans charged-off .........................................................           (2,086)     (2,198)      (4,727)
     Recoveries................................................................               282         662        1,131
                                                                                          -------     -------      -------
Ending balance .................................................................          $24,740     $24,167      $21,700
                                                                                          =======     =======      =======


6.  ASSETS ACQUIRED THROUGH FORECLOSURE

                                                                                                           December 31,
                                                                                                 -------------------------
                                                                                                  1996                1995
                                                                                                 -------           -------
                                                                                                        (In Thousands)

Real estate ........................................................                             $ 7,648           $13,802
Other ..............................................................                                 718               568
                                                                                                 -------           -------
                                                                                                   8,366            14,370
Less:
Allowance for losses................................................                               1,925             2,756
                                                                                                 -------           -------
                                                                                                 $ 6,441           $11,614
                                                                                                 =======           =======

         A summary of changes in the allowance for losses follows:

                                                                                                Year Ended December 31,
                                                                                          ------------------------------
                                                                                            1996        1995       1994
                                                                                          -------     -------    -------
                                                                                                  (In Thousands)

Beginning balance..................................................                       $ 2,756     $ 5,677    $ 5,570
  Provision for loan losses .......................................                           400       1,570        643
  Net charge-offs .................................................                          (231)     (4,491)      (536)
  Transfer to investment in real estate............................                        (1,000)
                                                                                          -------     -------    -------
Ending balance ....................................................                       $ 1,925     $ 2,756    $ 5,677
                                                                                          =======     =======    =======

7.  PREMISES AND EQUIPMENT

                                                            December 31,
                                                        -------------------
                                                          1996        1995
                                                          ----        ----
                                                           (In Thousands)

Land ................................................   $   720      $   720
Buildings ...........................................     6,112        6,088
Leasehold improvements ..............................     2,259        2,269
Furniture and equipment .............................     7,292        7,208
                                                        -------      -------
                                                         16,383       16,285
Less:
Accumulated depreciation ............................    10,417        9,913
                                                        -------     --------
                                                        $ 5,966      $ 6,372
                                                        =======      =======

     The Corporation occupies certain premises and operates certain equipment under noncancelable leases with terms ranging from 1 to 18 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred. Rent expense was $965,000 in 1996, $921,000 in 1995, and $806,000 in
1994. Future minimum payments under these leases at December 31, 1996 are (in thousands):


1997     .....................................................     $  908
1998     .....................................................        785
1999     .....................................................        536
2000     .....................................................        513
2001     .....................................................        413
Thereafter ...................................................      2,882
                                                                   ------
Total minimum lease payments .................................     $6,037
                                                                   ======

8.  DEPOSITS

         Time deposits include certificates of deposit in denominations of $100,000 or more which aggregate $39,586,000 and $37,520,000 at December 31, 1996 and 1995, respectively.

         The following is a summary of deposits by category including a summary of the remaining time to maturity for time deposits:

                                                             December 31,
                                                      --------------------------
                                                        1996              1995
                                                      --------          --------
                                                            (In Thousands)
Money market and demand:
    Noninterest-bearing demand .............          $ 76,451          $ 70,242
    Money market and interest-bearing demand            57,104            57,312
                                                      --------          --------
       Total money market and demand .......           133,555           127,554
                                                      --------          --------

Savings ....................................           156,404           153,931
                                                      --------          --------

Time certificates by maturity (1):
    Less than one year .....................           300,114           260,826
    One year to two years ..................            63,279            81,132
    Two years to three years ...............            29,053            36,597
    Three years to four years ..............            30,424            32,108
    Four years to five years ...............            28,864            28,906
    Over five years ........................             3,193             2,976
                                                      --------          --------
       Total time certificates .............           454,927           442,545
                                                      --------          --------

Total deposits .............................          $744,886          $724,030
                                                      ========          ========


          (1) Includes $64.2 and $63.8 million of brokered certificates of deposits at December 31, 1996 and 1995, respectively.





          Interest expense by deposit category follows:

                                                                                           Year Ended December 31,
                                                                                 -----------------------------------------
                                                                                    1996             1995           1994
                                                                                 ---------         --------       --------
                                                                                               (In Thousands)

Money market and interest-bearing demand ..............................           $  1,419         $  1,865       $  2,074
Savings ...............................................................              4,084            4,261          4,498
Time ..................................................................             25,719           27,940         20,786
                                                                                  --------         --------       --------
                                                                                  $ 31,222         $ 34,066       $ 27,358
                                                                                  ========         ========       ========


9.  BORROWED FUNDS

                                                                                       Maximum
                                                                                        Amount                     Weighted
                                                                                      Outstanding     Average      Average
                                                                          Weighted     at Month        Amount      Interest
                                                               Balance    Average         End       Outstanding     Rate
                                                                End of    Interest     During the     During the  During the
                                                                Period     Rate         Period         Period      Period
                                                                ------     ----         ------         ------      ------
                                                                                   (Dollars in Thousands)
          1996

FHLB advances............................................     $322,699      5.85%       $322,699      $307,180       5.89%
Senior notes.............................................       29,100     11.39          29,850        29,251      11.39
Municipal bond repurchase obligations....................                                  2,666           648      11.57
Federal funds purchased and securities
  sold under agreements to repurchase ...................      159,304      5.70         159,304       100,965       5.81
Other collateralized borrowings..........................        7,816      4.25           9,497         6,527       4.35

          1995

FHLB Advances............................................     $307,206      6.03%       $317,210      $259,071       6.05%
Senior notes.............................................       29,850     11.39          32,000        30,710      11.39
Municipal bond repurchase obligations....................        2,658     11.71           4,632         4,180       9.43
Federal funds purchased and securities sold under
  agreements to repurchase ..............................       56,159      5.96          87,951        67,383       6.24
Other collateralized borrowings..........................        4,772      4.40           7,253         5,461       4.08

         Federal Home Loan Bank Advances

         Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh with fixed rates ranging from 4.79% to 7.03% at December 31, 1996 are due as follows (dollars in thousands):

                                                                       Weighted
                                                                        Average
                                                    Amount               Rate

       1997 ...................................   $  137,000             6.12%
       1998....................................       80,000             5.40
       1999....................................       65,000             5.70
       2001....................................       10,000             5.82
                                                ------------
                                                  $  292,000
                                                ============

         Also outstanding at December 31, 1996 is a $30,000,000 advance from the FHLB with a variable rate based on prime rate less 2.05% which matures in 1997. The Bank also has FHLB advances of $699,000 maturing in 1997, with fixed rates of 2.25%. These low rate advances are part of the FHLB of Pittsburgh's Affordable Housing Program.

         In March 1996, the Bank secured a $48,807,000 FHLB revolving line of credit, of which none was outstanding at December 31, 1996. This line expires on March 25, 1997 and is expected to be renewed at that time. Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, collateralized mortgage obligations, FHLB stock and an interest-bearing demand deposit account with the FHLB.

         Senior Notes

         In December 1993, the Corporation completed the private placement of $32.0 million of 11% Senior Notes (the Notes). The net proceeds totalled $30.4 million, after issuance costs of $1.6 million. Issuance costs are being amortized on a straight line basis over the life of the Notes as a yield adjustment. Net proceeds equal to two semi-annual interest payments are retained by the Corporation. The remainder of the net proceeds were invested in the common stock of the Bank, the Corporation's principal subsidiary. The Corporation repurchased and canceled $750,000 and $2,150,000 of the bonds outstanding during 1996 and 1995, respectively.

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

         Municipal Bond Repurchase Obligations

         In December 1984, the Bank conveyed municipal bonds with a book value of $28,959,000 to a unit investment trust in exchange for $22,604,000. Holders of units in the trust had the option of requiring the trust to redeem their units and the trust had the option of reselling the units or requiring the Bank to repurchase any or all of the bonds at stated amounts. The price to be paid by the Bank to repurchase individual bonds increases on each anniversary of the conveyance and the Bank's obligation to repurchase individual bonds was to cease one year prior to the final maturity of such bonds. Given the historical relationships of short- and long-term yields on municipal bonds and the coupon rates of the bonds conveyed to the trust, it was assumed that the trust would require the Bank to repurchase the bonds prior to the expiration of the repurchase obligations. Consequently, the transaction had been accounted for as a financing arrangement with the bonds included in investment securities at book value and the proceeds received by the Bank recorded as a liability. This liability was increased annually to reflect the increase in the amounts the Bank was obligated to pay to repurchase individual bonds with a corresponding charge to interest expense ($75,000, $394,000, and $514,000 for the years ended December 31, 1996, 1995 and 1994, respectively).

         During 1996, the Bank's participation in the unit trust was dissolved and recorded as a sale resulting in the recognition of a $108,000 loss.

         Securities Sold Under Agreements to Repurchase

         During 1996, the Bank sold securities under agreements to repurchase as a short-term funding source. At December 31, 1996, securities sold under agreements to repurchase had fixed rates ranging from 5.45% to 6.12%. The underlying securities are mortgage-backed securities with book and market values aggregating $170.2 million and $168.8 million, respectively, at December 31, 1996.

         Other Collateralized Borrowings

         Collateralized borrowings of $7,816,000 and $4,772,000 at December 31, 1996 and 1995, respectively, consisted of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold on an overnight basis to retail customers under agreements to repurchase. At December 31, 1996 such borrowings were collateralized by collateralized mortgage obligations. Rates on these borrowings during 1996 ranged from 4.25% to 4.40%.


10.  STOCKHOLDERS' EQUITY

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions, such as the Bank, must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets and Tier 1 capital equal to 4.0% of risk-weighted assets. At December 31, 1996, the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes.

         A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of December 31, 1996 follows (dollars in thousands):

                                                        Consolidated            Regulatory
                                                        Bank Capital            Requirement                 Excess
                                                    ------------------       ----------------         --------------------
                                                              Percent of              Percent of                  Percent of
                                                    Amount      Assets       Amount     Assets         Amount        Assets
                                                    ------      ------       ------     ------         ------        ------

Tangible Capital..........................         $ 95,057      7.01%      $ 10,336      1.50%      $  74,721        5.51%
Core Capital..............................           95,801      7.06         54,258      4.00          41,543        3.06
Tier 1 Capital............................           95,801     10.59         36,174      4.00          59,627        6.59
Risk-based Capital........................          100,122     11.07         72,348      8.00          27,774        3.07

     Treasury Stock

     In March 1996, the Corporation initiated the first of two stock repurchase plans, approved by the Board of Directors during the year. A total of 725,300 shares, or approximately 5% of the common stock outstanding, were acquired in open market transactions for $5.7 million. In October, the Corporation began a second stock repurchase program to acquire up to 10% of the outstanding common stock through open market repurchases and privately negotiated transactions. During the fourth quarter of 1996, the Corporation repurchased 929,900 shares, or 6.7% of common stock outstanding, under the second plan for approximately $9.0 million. At December 31, 1996, the Corporation held 1,655,200 shares of common stock in its treasury at a cost of $14.7 million. Subsequent to year end, the Corporation substantially completed the second stock repurchase program by acquiring 385,409 additional shares of common stock in January 1997 for $4.3 million.

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

11.  EMPLOYEE BENEFIT PLANS


     Employee 401(k) Savings Plan

     Certain subsidiaries of the Corporation maintain a qualified plan in which employees may participate. The Corporation's contributions to the plan on behalf of its employees resulted in an expense of $704,000, $1,417,000 and $480,000 in 1996, 1995 and 1994, respectively. The plan purchased 55,000, 161,000 and 59,000 shares of common stock of the Corporation during 1996, 1995 and 1994, respectively. The significant increase in expense and shares purchased in 1995 resulted from a special supplemental contribution of $734,000 related to the sale of the Association's deposits.

     Postretirement Benefits

     The Corporation shares certain costs of providing health and life insurance benefits to retired employees (and their eligible dependents). Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Corporation.

     The Corporation accounts for it's obligations under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the costs of these benefits be recognized over an employee's active working career.

     Net periodic postretirement benefit costs for the years ended December 31, 1996, 1995 and 1994 included the following components (in thousands):

                                                                                            1996          1995        1994
                                                                                            ----          ----        ----
Service cost for benefits during the period.....................................           $  30        $   62       $  35
Interest cost on accumulated postretirement benefit obligation..................              97           108         104
Amortization  of unrecognized transition obligation.............................              65            70          78
Actual gain on plan assets......................................................              (2)            -          (7)
                                                                                           ------       ------       -----
     Net postretirement benefit cost...........................................            $ 190         $ 240       $ 210
                                                                                           ======       ======       =====

     The Corporation's unrecorded accumulated postretirement benefit obligation (APBO) at adoption was $1.4 million. As permitted, this liability is being amortized through charges to earnings over a 20-year period. The following summarizes the APBO at each year ended December 31 (dollars in thousands):

                                                                                                      1996            1995
                                                                                                      ----            ----
    Accumulated Postretirement Benefit Obligation:
       Retirees.................................................................                    $1,032          $1,312
       Future retirees..........................................................                       300             279
                                                                                                    -------         ------
       Total obligation.........................................................                     1,332           1,591
       Market value of plan assets..............................................                         -               -
       Unrecognized net loss....................................................                       (42)           (162)
       Unrecognized transition liability........................................                      (981)         (1,196)
                                                                                                    -------         ------
          Postretirement benefit liability recognized in the balance sheet......                    $  309          $  233
                                                                                                    =======         ======

       Assumptions used to value the APBO:
          Discount rate.........................................................                       7.3%            7.0%
          Health care cost trend rate...........................................                       9.5%            9.5%

     The Corporation assumes that the average annual rate of increase for medical benefits will decrease by one-half of 1% per year to 5% in the tenth and all future years. The costs incurred for retirees health care are limited since certain current and all future retirees are limited to an annual medical premium cap of $1,664 indexed by the lesser of 4% or the actual increase in medical premiums paid by the Corporation. During 1996, the benefit for Medicare Part B Premium reimbursement payments were also included in the cap noted above. This change decreased the APBO by $150,000. A 1% increase in the annual health care trend rates would not have a material impact on the APBO or postretirement benefit expense at or for the years ended December 31, 1996, 1995 and 1994.

12.  TAXES ON INCOME

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The income tax provision (benefit)consists of the following:

                                                                                              Year Ended December 31,
                                                                                          1996         1995          1994
                                                                                          ----         ----          ----
                                                                                                  (In Thousands)
Current income taxes:
     Federal taxes ....................................................                $ 1,062      $   514       $   226
     State and local taxes.............................................                    846        1,730           816

Deferred income taxes:
     Federal taxes ....................................................                  1,197       (3,668)       (2,056)
     State and local taxes ............................................                     61          156             2
                                                                                       -------      -------       -------
                                                                                       $ 3,166      $(1,268)      $(1,012)
                                                                                       =======      =======       =======


     Current federal income taxes include taxes on income which cannot be offset by net operating loss carryforwards. For 1995 and 1994, this is due to the limitation on the amount of alternative minimum taxable income that can be offset by net operating loss carryforwards (NOL's) as provided in the Internal Revenue Code of 1986, as amended (the Code).

     Based on the Corporation's history of prior earnings and its expectations of the future, management believes that operating income will more likely than not be sufficient to recognize a net deferred tax asset of $7.9 million and $9.3 million at December 31, 1996 and 1995, respectively. Adjustments to the valuation allowance were made in 1996, 1995 and 1994 as a result of continued operating earnings and the merger of Providential into WSFS.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Corporation's deferred tax assets and liabilities as of December 31, 1996 and December 31, 1995 (in thousands):


                                                                                   1996             1995
                                                                                 --------         ------
Deferred tax liabilities:
     Accelerated depreciation..................................                  $(7,149)        $(1,552)
     Other.....................................................                     (204)           (215)
                                                                                 --------         ------
Total deferred tax liabilities.................................                   (7,353)         (1,767)
                                                                                 --------         ------

Deferred tax assets:
     Bad debt deductions.......................................                    8,398           9,711
     Tax credit carryforwards..................................                    1,768              79
     Net operating loss carryforwards..........................                    7,656           7,507
     Loan fees.................................................                      640           1,034
     Provisions for losses on reverse mortgages................                   15,606          20,317
     Other.....................................................                    2,807           3,006
                                                                                  ------         -------
Total deferred tax assets......................................                   36,875          41,654
                                                                                  ------         -------

Valuation allowance............................................                  (21,628)        (30,557)
                                                                                  -------        -------

Net deferred tax assets........................................                   $7,894         $ 9,330
                                                                                   ======         =======

         Approximately $22 million of the Corporation's deferred tax assets are related to Providential's write-downs and income on its portfolio of reverse mortgages. Management has assessed substantial valuation allowances on these deferred tax assets due to limitations imposed by the Code and uncertainties, including the timing of when these assets are realized.

         Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS No. 115.

         Net operating loss carryforwards of $40.3 million remain at December 31, 1996. There are also alternative minimum tax credit carryforwards and general business credit carryfowards of approximately $1.8 million at December 31, 1996 which can be offset against regular taxes in future years. The expiration dates and amounts of such carryforwards and credits are listed below (in thousands):

                                                                                         NOL's
                                                                             ---------------------------       Credit
                                                                              Federal             State      Carryforwards
                                                                              -------             -----      -------------
1998..........................................................               $                  $   928        $    40
1999..........................................................                                    5,215             36
2000..........................................................                                                      27
2001..........................................................                                                      51
2002..........................................................                                    4,929             83
2003..........................................................                                   10,372
2004..........................................................                   968
2005..........................................................                 3,850
2006..........................................................                 1,098
2008..........................................................                 6,157
2009..........................................................                 6,755
Unlimited.....................................................                                                   1,531
                                                                              ------            -------        -------
                                                                             $18,828            $21,444        $ 1,768
                                                                              ======            =======        =======


         The Corporation's ability to use its NOL's to offset future income is subject to restrictions enacted in Section 382 of the Code. These restrictions would limit the Corporation's future use of its NOL's if there are significant Ownership Changes in or acquisitions of the Corporation's stock (referred to herein as an "Ownership Change"). The utilization of approximately $18.8 million of net operating loss carryforwards is limited to approximately $1.5 million each year as a result of such "Ownership Changes" in Providential's stock.

         A reconciliation setting forth the differences between the effective tax rate of the Corporation and the U.S. Federal Statutory tax rate is as follows:


                                                                                             Year Ended December 31,
                                                                                       ----------------------------------
                                                                                        1996          1995           1994
                                                                                        ----          ----           ----
Statutory federal income tax rate .....................                                35.0%         35.0%          34.0%
State tax net of federal tax benefit...................                                 3.0           4.8            7.6
Amortization of intangibles............................                                                              1.8
Utilization of loss carryforwards and
  valuation allowance adjustments......................                               (21.3)        (42.3)         (61.6)
Tax credits utilized...................................                                              (4.2)
Other..................................................                                 (.5)          1.8            3.9
                                                                                       -----         -----          -----
  Effective tax rate ..................................                                16.2%         (4.9)%        (14.3)%
                                                                                       =====         =====          =====

13.  STOCK OPTION PLANS

         During 1996, the Corporation had a stock option plan (1986 Option Plan) for officers, directors and employees of the Corporation and its subsidiaries. The 1986 Option Plan was amended and restated effective January 1, 1992 and expired on November 26, 1996, the tenth anniversary of its effective date. As a result, no future awards may be granted under the 1986 Option Plan. The Option Plan provided for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonincentive stock options and stock appreciation rights (SARs). All options were awarded at not less than the market price of the Corporation's common stock on the date of grant and expire no later than the tenth anniversary of the date on which the option was granted. Options granted under the 1986 Option Plan before 1996 are exercisable one year from the date of grant. Substantially all options granted under this plan in 1996 are exercisable one year from grant date and vest in 20% per annum increments.

         The 1986 Option Plan also provided for the granting of SARs which allow an optionee to surrender the SARs in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the common stock over the option price of the SARs. SARs granted are exercisable one year from the date of grant and vest in 20% per annum increments. Such payments shall be made in cash; however, no SARs are exercisable unless at the time of surrender the Corporation has the ability to pay dividends and the Bank has sufficient capital to exceed its federal regulatory capital requirements. The SARs expire seven years from the date of grant. The Corporation recorded salary expense related to such SAR's of $433,000, $1,573,000, and $137,000 in 1996, 1995 and 1994, respectively.

         A second stock option plan (1997 Option Plan) was proposed during the year to replace the expired 1986 Option Plan. The effectiveness of this plan and any grants made under the plan are subject to shareholder approval at the April 1997 shareholders' meeting. The terms of the 1997 Option Plan, as proposed, are substantially the same as the 1986 Option Plan except that the 1997 Option Plan allows for the grant of Phantom Stock Awards and all awards made under the plan vest in 20% per annum increments. The options generally become immediately exercisable in the event of a change in control of the Corporation, generally defined as the acquisition of beneficial ownership of 25% or more of the Corporation's voting securities by any person or group of persons. The 1997 Option Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. A total of 625,000 awards may be granted under the 1997 Option Plan. At December 31, 1996 there were 608,600 shares available for future grants under the 1997 Option Plan.

         A summary of the status of the Corporation's 1986 and 1997 Stock Option Plans as of December 31, 1994, 1995 and 1996, and changes during the years then ending is presented below:

                                              1996                             1995                          1994
                                    ---------------------------     ------------------------------    -------------------------
                                                   Weighted                       Weighted                         Weighted
                                                    average                        average                         average
                                      Shares      Exercise Price      Shares    Exercise Price        Shares     Exercise Price
                                    ----------------------------    -------------------------------   -------------------------
Stock Options:

Outstanding at beginning of year      267,505    $ 2.33               269,705       $  2.36         253,705      $   2.22
Granted                               106,700      9.50                                              22,000          3.94
Exercised                             (58,200)     2.64                (2,200)         2.19          (6,000)         2.19
Canceled
                                    ---------                       ---------                     ---------
Outstanding at end of year            316,005      4.72               267,505          2.33         269,705          2.36
Exercisable at end of year            209,305                         267,505                       247,705

Weighted-average fair value
 of awards granted during 1996       $   3.84

SARs:

Outstanding at beginning of year      329,995      2.00               329,995          2.00         329,995          2.00
Granted
Exercised                             (51,582)     2.13
Canceled                               (5,338)     1.65
                                    ---------                       ---------                     ---------
Outstanding at end of year            273,075    $ 1.99               329,995       $  2.00         329,995       $  2.00
Exercisable at end of year            208,260                         192,581                       121,998


         The Black-Scholes option-pricing model was used to determine the grant-date fair-value of options in 1996. Significant assumptions used in the model included a weighted average risk free rate of return of 6.2%; expected option life of 6 years; expected stock price volatility of 27% and no future cash dividends expected.

         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). This statement encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123, and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for plans and provide the required proforma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Corporation would have recognized $30,000 in compensation expense related to its Option Plans in 1996. As a result, proforma net income of the Corporation would have been $16,326,000 and proforma earnings per share would have remained $1.16 in 1996.

         The effects on proforma net income and EPS of applying the disclosure requirement of SFAS 123 in 1996 may not be representative of the future proforma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

         The following tables summarizes all stock options and SARs outstanding and exercisable for both the 1986 and 1997 Stock Option Plans as of December 31, 1996:

                                                  Outstanding                                            Exercisable
                                  ----------------------------------------------                ------------------------
                                                   Weighted             Weighted                               Weighted
                                                    Average              Average                                Average
                                                   Exercise             Remaining                              Exercise
Grant Year                        Number             Price          Contractual Life            Number            Price
                                  ------          ----------        ----------------            -------       -----------
Stock Options:

1990 Awards                        95,350             $ 2.19               3.8 years              95,350        $ 2.19
1991 Awards                       106,955               2.27               4.2 years             106,955          2.27
1994 Awards                         7,000               3.94               7.8 years               7,000          3.94
1996 Awards                       106,700               9.50               9.8 years
                                  -------                                                        -------

Total                             316,005              $4.72               6.1 years             209,305         $2.29
                                  =======                                                        =======



SARs:

1992 Awards                       233,075              $1.73               2.8 years             184,260         $1.73
1993 Awards                        40,000               3.50               3.3 years              24,000          3.50
                               ----------                                                      ---------

Total                             273,075              $1.99               2.9 years             208,260         $1.93
                                =========                                                       ========



14.  COMMITMENTS

         Lending Operations

         At December 31, 1996, outstanding letters of credit were $3,373,460 and outstanding commitments to make or acquire mortgage loans aggregated $7,409,000, of which approximately $4,200,000 were at fixed rates ranging from 6.00% to 7.50% and approximately $3,209,000 were at variable rates ranging from 4.75% to 8.50%. All mortgage commitments are expected to have closing dates within a six month period.

         Computer Operations

         In 1988, the Bank entered into an agreement with a data processing facilities management company. The Bank's operations were fully converted to this computer system in November 1989 and SSPA was converted in February 1991. Certain costs for both conversions were capitalized during the conversion period. The Bank amortized such costs over the original remaining term of the agreement. These costs were fully amortized by November 1994. Amortization for 1994 totalled $965,000. In February 1997, the Bank entered into a new five-year contract expiring in March 2002. Under the terms of the contract, this data processing facilities management company will manage the on-site "back office" functions of deposit and loan operations for the Bank. The projected amount of future minimum payments contractually due, is as follows:

                  1997...............................     $4,515,000
                  1998 ..............................      4,455,000
                  1999...............................      4,357,000
                  2000 ..............................      4,357,000
                  2001 ..............................      4,357,000
                  2002...............................        726,000

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

         In February 1994, a class-action complaint was filed against the Corporation's former subsidiary, Providential, in the United States District Court, Northern District of California. The class-action complaint was amended in April 1994 to add as defendants Providential's President and Executive Vice President, as well as additional claims. The action was purportedly filed on behalf of a class of persons who acquired Providential's Lifetime Reverse Mortgage products and alleges violations of the federal Truth in Lending Act and Regulation Z promulgated thereunder, fraud and deceit, negligent misrepresentation, unlawful, unfair or fraudulent business practices and violations of the Consumers Legal Remedies Act based upon alleged misrepresentations in connection with the sale of reverse mortgages. It seeks unspecified compensatory and punitive damages and penalties, an accounting of all loan portfolios, an injunction barring further alleged violations, interest, costs, expert witness fees and attorneys' fees.

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

         Financial Instruments With Off-Balance Sheet Risk

         The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business primarily to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk that are not recognized in the Consolidated Statement of Condition.

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

         The following represents a summary of off-balance sheet financial instruments at year end:

                                                                                                        December 31,
                                                                                                    --------------------
                                                                                                    1996            1995
                                                                                                    ----            ----
                                                                                                      (In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
       Construction loan commitments ...........................................                   $10,929       $10,526
       Commercial mortgage loan commitments ....................................                     3,840         3,127
       Commercial loan commitments .............................................                    13,744        10,290
       Commercial standby letters of credit ....................................                     3,373         3,968
       Residential mortgage loan commitments ...................................                     7,409        11,573
       Consumer lines of credit ................................................                    62,303        65,342

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

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 119 requires disclosure about derivative financial instruments and the fair values of financial instruments. The Corporation does not presently invest in such derivative financial instruments and thus has no disclosure regarding such investments. The other provisions of SFAS No. 119 and 107 require disclosure of estimated fair values about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows which are discounted to reflect varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

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

         Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages, consumer and direct financing leases. The fair value of residential mortgage loans are estimated using quoted market prices for sales of whole loans with similar characteristics such as repricing dates, product type and size. For residential loans that reprice frequently, the carrying amount approximates fair value. The fair value of direct financing leases is based upon recent market prices of sales of similar receivables. The fair value of other types of loans for which quoted market prices are not available is estimated by discounting expected future cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals. Estimated cash flows, discounted using a rate commensurate with the risk associated with the estimated cash flow, are utilized if appraisals are not available.

         Deposit liabilities: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, money market and interest-bearing demand deposits and savings deposits, is equal to the amount payable on demand. The carrying value of variable rate time deposits and time deposits that reprice frequently also approximate fair value. The fair value of the remaining time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with comparable remaining maturities.

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

         The carrying amount and estimated fair value of the Corporation's financial instruments are as follows (in thousands):

                                                                                      December 31,
                                                                -------------------------------------------------------
                                                                          1996                              1995
                                                                -----------------------            --------------------
                                                                Carrying        Fair               Carrying        Fair
                                                                 Amount         Value              Amount          Value
                                                                --------       --------            --------      -------
Financial assets:
     Cash and short-term investments.................            $ 55,853      $ 55,853            $ 67,403     $ 67,403
     Investment securities...........................              18,933        18,840              28,772       28,886
     Mortgage-backed securities......................             365,252       363,534             237,132      235,881
     Investment in reverse mortgages.................              35,796        31,856              35,614       31,087
     Loans, net......................................             824,883       823,621             792,184      801,989

Financial liabilities:
     Deposits........................................             744,886       741,846             724,030      721,700
     Borrowed funds..................................             518,919       507,349             400,645      403,013


         The estimated fair value of the Corporation's off-balance sheet financial instruments are as follows (in thousands):

                                                                                                         December 31,
                                                                                                      -------------------
                                                                                                      1996          1995
                                                                                                      ----          ----
Off-balance sheet instruments:
     Commitments to extend credit.......................................................              $359          $355
     Standby letters of credit..........................................................                34            40


16.  PARENT COMPANY FINANCIAL INFORMATION


Condensed Statement of Financial Condition

                                                                                                         December 31,
                                                                                                  -----------------------

                                                                                                      1996         1995
                                                                                                  -----------   ----------
                                                                                                        (In Thousands)
Assets:
     Cash ..............................................................................          $  6,548       $  8,299
     Investment in the Bank ............................................................            97,996         95,605
     Other assets.......................................................................             1,976          1,167
                                                                                                  --------       --------
                                                                                                  $106,520       $105,071
                                                                                                  ========       ========

Liabilities and stockholders' equity:
     Senior notes.......................................................................         $  29,100       $ 29,850
     Interest payable senior notes......................................................             1,600          1,642
     Other liabilities..................................................................                32             33
                                                                                                  --------       --------
     Total liabilities..................................................................            30,732         31,525
                                                                                                  --------       --------

Stockholders' equity:
     Common stock ......................................................................               146            145
     Capital in excess of par value ....................................................            57,289         57,136
     Unrealized loss on securities available-
        for-sale, net of tax............................................................               166           (242)
     Retained earnings .................................................................            32,863         16,507
     Treasury stock ....................................................................           (14,676)
                                                                                                  --------       --------
     Total stockholders' equity ........................................................            75,788         73,546
                                                                                                  --------       --------
                                                                                                  $106,520       $105,071
                                                                                                  ========       ========

Condensed Statement of Operations

                                                                                                Year Ended December 31,
                                                                                          -------------------------------------
                                                                                            1996         1995         1994
                                                                                            ----         ----         ----
                                                                                                    (In Thousands)
Income:
     Interest ..................................................................         $   659       $  178       $  196
     Loss on extinguishment of debt.............................................             (44)         (90)
     Loss on sale of  investment ...............................................                          (31)         (36)
     Other income...............................................................              67
                                                                                          -------      -------       ------
                                                                                             682           57          160
                                                                                          -------      -------       ------
Expenses:
     Interest...................................................................           3,333        3,499        3,635
     Other operating expenses...................................................            (856)          32          133
                                                                                          -------       -------      ------
                                                                                           2,477        3,531        3,768
                                                                                          -------       ------       ------
Loss before equity in undistributed income of the Bank..........................          (1,795)      (3,474)      (3,608)
Equity in undistributed income of the Bank .....................................          18,151       30,482       11,678
                                                                                         -------      --------       ------
Net income .....................................................................         $16,356      $27,008       $8,070
                                                                                         =======       =======       -=====

Condensed Statement of Cash Flows

                                                                                               Year Ended December 31,
                                                                                              ---------------------------
                                                                                              1996        1995       1994
                                                                                              ----        ----       ----
                                                                                                     (In Thousands)
Operating activities:
     Net income ................................................................           $ 16,356     $ 27,008    $8,070
Adjustments to reconcile net income to net
   cash used for operating activities:
     Equity in undistributed income of the Bank ................................            (18,151)     (30,482)  (11,678)
     Amortization ..............................................................                114          132       125
     Loss on sale of investments................................................                              31        36
     Increase (decrease) in liabilities ........................................                (43)        (173)      285
     Decrease (increase) in other assets........................................               (923)         113       (22)
                                                                                           ---------     -------   --------
Net cash used for operating activities .........................................             (2,647)      (3,371)   (3,184)
                                                                                           ---------     -------    -------

Investing activities:
     Decrease in investment in Bank.............................................             16,168        9,340       725
     Decrease (increase) in investment securities...............................                           3,585    (3,665)
                                                                                           --------      --------    ------
Net cash provided by (used for) investing activities............................             16,168       12,925    (2,940)
                                                                                           --------      --------    ------

Financing activities:
     Issuance of common stock ..................................................                154            5        13
     Repurchase of senior notes.................................................               (750)      (2,150)
     Purchase of treasury stock ................................................            (14,676)
                                                                                           --------      --------   -------
Net cash provided by (used for) financing activities ...........................            (15,272)      (2,145)       13
                                                                                           --------      --------   -------

Increase (decrease) in cash ....................................................             (1,751)       7,409    (6,111)
Cash at beginning of period ....................................................              8,299          890     7,001
                                                                                           ---------      -------   -------
Cash at end of period ..........................................................            $ 6,548      $ 8,299    $  890
                                                                                            =======       =======   =======

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

         In November 1994, the Corporation purchased Providential Home Income Plan, Inc., a California-based reverse mortgage lender, for approximately $24.4 million. Providential's assets at acquisition primarily consisted of cash and its investment in reverse mortgages (the "1994 Pool"). Providential's available liquidity was utilized to fund the purchase price. The acquisition was accounted for by the purchase method of accounting; accordingly, Providential's results have been included in the Corporation's consolidated statement of operations since the acquisition date. The carrying value of the reverse mortgages was $9.9 million and $9.8 million at December 31, 1996 and December 31, 1995, respectively. Of the 840 loans which comprise the 1994 pool at December 31, 1996, all are located in California. The Corporation acquired Providential since it has previously purchased other portfolios of reverse mortgages and believes such investments provide a fair return on investment while providing income to elderly homeowners.

         In 1993, the Corporation acquired a pool of reverse mortgages (the "1993 Pool") from the FDIC and another lender. The Corporation's investment in this pool of reverse mortgages totalled $25.9 million and $25.8 million at December 31, 1996 and December 31, 1995, respectively. Of the 591 loans which comprise the 1993 Pool at December 31, 1996, 483 loans, or 82%, are located in Delaware, New Jersey, Pennsylvania and Maryland.

         At December 31, 1996, the Corporation's actuarial estimate of net cash flows from each pool of reverse mortgages was as follows:


                                                                                            Inflows (outflows)
                                                                            -------------------------------------------
                                                                            1994 Pool          1993 Pool          Total
                                                                            ---------          ---------          -----
                                                                                            (In Thousands)
Year ending:

1997........................................................                   $1,334            $ 3,543         $ 4,877
1998........................................................                      807              1,871           2,678
1999........................................................                    1,396              2,084           3,480
2000........................................................                    1,847              2,251           4,098
2001........................................................                    2,224              2,346           4,570
2002-2006...................................................                   15,904             11,731          27,635
2007-2011...................................................                   18,924              9,320          28,244
2012-2016...................................................                   16,536              5,602          22,138
Thereafter..................................................                   16,386              3,658          20,044


         The effective yield used to accrue investment income on the Corporation's investment in reverse mortgages is sensitive to changes in collateral values and other actuarial and prepayment assumptions. Future estimated changes in collateral values in 1996 are as follows for each pool:



                                                                                                    1994            1993
                                                                                                    Pool            Pool
                                                                                                    ----            ----
Year ended December 31, 1997..................................                                      1.00%           1.00%
Year ended December 31, 1998..................................                                      2.00            2.00
Thereafter....................................................                                      3.00            3.00


         The changes in collateral values and actuarial assumptions resulted in an effective yield of approximately 21.2% on the 1994 Pool and increased income by $334,000 during 1996. Included in this increase was a cumulative catch-up adjustment of $455,000. The effective yield on the 1993 Pool was 6.30% in 1996, reflecting a $979,000 reduction in income which includes a cumulative catch-up adjustment of $567,000.

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

         The effect on the yield and income assuming no changes in collateral values or a 1% annual reduction in the projected future changes of collateral values is presented below for the year ended December 31, 1996 (dollars in thousands):


                                                               94 Pool                                1993 Pool
                                                  ---------------------------------        ---------------------------------
                                                                    1% annual                                   1% annual
                                                                    reduction                                   reduction
                                                  No future     in the projected              No future      in the projected
                                                  changes in     future changes               changes in      future changes
                                                  collateral      in collateral               collateral      in collateral
                                                    values           values                     values           values
                                                  ----------     ------------------           ---------      ---------------

Effective yield ...............................     16.52%            20.30%                       3.96%           5.95$
Effect on income of reverse mortgages..........     $(869)           $ (169)                   $ (2,194)         $ (345)


         The cumulative catch-up adjustments included in the above decreases in income are $1,563,000 and $243,000, respectively, at January 1, 1996 for the 1993 Pool. The cumulative catch-up adjustments for the 1994 Pool are $353,000 and $67,000, respectively, at January 1, 1995.

QUARTERLY FINANCIAL SUMMARY

                                                                          Three Months Ended
                                -----------------------------------------------------------------------------------------
                                12/31/96     9/30/96     6/30/96    3/31/96     12/31/95    9/30/95    6/30/95    3/31/95
                                --------     -------     -------    -------     --------    -------    -------    -------
                                                            (In Thousands, Except Per Share Data)

Interest income............      $26,334     $26,352     $26,501    $25,407      $26,161    $24,266    $25,712    $23,797
Interest expense...........       14,811      15,055      14,771     14,225       14,493     14,921     14,972     13,681
                                 -------     -------     -------    -------      -------    -------    -------    -------

Net interest income .......       11,523      11,297      11,730     11,182       11,668      9,345     10,740     10,116
Provision for loan losses .....      730         477         490        318          349         47        653        354
                               ---------   ---------   ---------  ---------    --------------------   --------  ---------

Net interest income after
   provision for loan losses      10,793      10,820      11,240     10,864       11,319      9,298     10,087      9,762
Other income ..............        2,330       1,884       2,100      1,836        2,122     16,530      2,045      1,918
Other expenses.............        7,835       8,140       8,241      8,129        8,711      9,818      9,544      9,268
                                --------    --------    --------   --------     --------  ---------   --------   --------

Income before taxes .......        5,288       4,564       5,099      4,571        4,730     16,010      2,588      2,412
Income tax provision
 (benefit) ................        1,514      (1,668)      1,778      1,542       (1,188)       985       (588)      (477)
                                --------    --------     -------    -------     --------  ---------    -------    -------

Net income ................       $3,774      $6,232      $3,321     $3,029       $5,918    $15,025     $3,176     $2,889
                                  ======      ======      ======     ======       ======    =======     ======     ======

Earnings per share ........     $    .28    $    .45    $    .24   $    .21     $    .40  $    1.02   $    .22   $    .20


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


         Items 10 through 13 are incorporated by the following references from the indicated pages of the Proxy Statement for the 1997 Annual Meeting of
Stockholders:


                                                                      Page
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT
                                                                 4,5,6,7,8

ITEM 11.  EXECUTIVE COMPENSATION
                                                                      9-13

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
                                                                   1,2,5,6

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                                                     14,15

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

Financial statement schedules are not required under the related instructions of the Securities and Exchange Commission or are inapplicable and, therefore, have been omitted.

(b) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit
Number                            Description of Document

3.1 Registrant's Certificate of Incorporation, as amended is incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

3.2 Bylaws of WSFS Financial Corporation is incorporated herein by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1 File No. 33-45762) filed with the Commission on February 24, 1992.

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

10.2 Wilmington Savings Fund Society, Federal Savings Bank 1986 Stock Option Plan, as amended is incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (File No. 33-56108) filed with the Commission on December 21, 1992.

10.3 Employment Agreement, dated March 24, 1993, by and between Wilmington Savings Fund Society, Federal Savings Bank and
                   R. William Abbott is incorporated herein by reference to
                   Exhibit 10.8 of Registrant's Registration Statement on Form S-4 (File No. 33-76470) filed with the Commission on March 15, 1994.

10.4 WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary Plan Description is incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.5   Exhibit 1   Employment Agreement dated September 20, 1996 by and between
                   Wilmington Savings Fund Society, Federal Savings Bank and
                   Thomas E. Stevenson.

10.6   Exhibit 2   Employment Agreement dated November 8, 1996 by and between
                   Wilmington Savings Fund Society, Federal Savings Bank and
                   Joseph M. Murphy.

21     Exhibit 3   Subsidiaries of Registrant.

23     Exhibit 4   Consent of KPMG Peat Marwick LLP.

27     Exhibit 5   Financial Data Schedule

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

                           WSFS FINANCIAL CORPORATION


Date:   March 27, 1997     BY: /s/ MARVIN N. SCHOENHALS
                               -------------------------
                               Marvin N. Schoenhals
                               Chairman, President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   March 27, 1997      BY: /s/ MARVIN N. SCHOENHALS
                                -------------------------
                                Marvin N. Schoenhals
                                Chairman, President and Chief Executive Officer


Date:   March 27, 1997       BY: /s/ CHARLES G. CHELEDEN
                                 ------------------------
                                 Charles G. Cheleden
                                 Vice Chairman and Director


Date:   March 27, 1997       BY: /s/ DAVID E. HOLLOWELL
                                 -----------------------
                                 David E. Hollowell
                                 Director


Date:   March 27, 1997       BY: /s/ JOSEPH R. JULIAN
                                 ---------------------
                                 Joseph R. Julian
                                 Director


Date:   March 27, 1997       BY: /s/ RANDALL T. MURRILL, JR           .
                                 -----------------------------
                                 Randall T. Murrill, Jr.
                                 Director


Date:   March 27, 1997       BY: /s/ THOMAS P. PRESTON
                                 ----------------------
                                 Thomas P. Preston
                                 Director

Date:   March 27, 1997       BY:
                                  -----------------------
                                  Michele M. Rollins
                                  Director


Date:   March 27, 1997       BY:  /s/ CLAIRBOURNE D. SMITH
                                  ------------------------
                                  Claibourne D. Smith
                                  Director


Date:   March 27, 1997       BY: /s/ R. TED WESCHLER
                                 ------------------------
                                 R. Ted Weschler
                                 Director


Date:   March 27, 1997       BY: /s/ DALE E. WOLF
                                 ---------------------
                                 Dale E. Wolf
                                 Director


Date:   March 27, 1997       BY:  /s/ R. WILLIAM ABBOTT
                                  ----------------------
                                  R. William Abbott
                                  Executive Vice President and
                                  Chief Financial Officer


Date:   March 27, 1997       BY:   /s/ MARK A. TURNER
                                   -------------------
                                   Mark A. Turner
                                   Vice President and Controller