Form 10-Q
period 1997-03-31
WSFS FINANCIAL CORP
filed 1997-05-14
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                               ---------------------------------------------


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              --------------------          ------------------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            22-2866913
           --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 838 Market Street, Wilmington, Delaware                           19899
 ---------------------------------------                           -----
(Address of principal executive offices)                        (Zip Code)


                                 (302) 792-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             --   --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997:

Common Stock, par value $.01 per share                            12,544,439
--------------------------------------                            ----------
           (Title of Class)                                 (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                                                            Page
                                                                                                            ----
Item 1.    Financial Statements
           Consolidated Statement of Operations for the Three Months
           Ended March 31, 1997 and 1996 (Unaudited)..........................................                3

           Consolidated Statement of Condition as of March 31, 1997
           (Unaudited) and December 31, 1996..................................................                4

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 1997 and 1996 (Unaudited)................................................                5

           Notes to the Consolidated Financial Statements for the Three
           Months Ended March 31, 1997 and 1996 (Unaudited)...................................                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................                7


                           PART II. Other Information



Item 4.    Submission of Matters to a Vote of Security Holders................................               15

Item 6.    Exhibits and Reports on Form 8-K...................................................               15

Signatures ...................................................................................               16


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                         Three Months Ended March 31,
                                                                                       --------------------------------
                                                                                          1997                   1996
                                                                                       ---------              ---------
                                                                                                  (Unaudited)
                                                                                            (Dollars in Thousands,
                                                                                            Except Per Share Data)
Interest income:
Interest and fees on loans .................................................           $  19,554             $   19,057
Interest on mortgage-backed securities .....................................               6,790                  3,936
Interest and dividends on investment securities ............................                 538                    363
Other interest income ......................................................               1,853                  2,051
                                                                                       ---------              ---------
                                                                                          28,735                 25,407
                                                                                       ---------              ---------

Interest expense:
Interest on deposits .......................................................               7,711                  7,757
Interest on Federal Home Loan Bank advances ................................               4,992                  4,649
Interest on federal funds purchased and securities sold under agreements to
  repurchase ...............................................................               2,936                    846
Interest on senior notes ...................................................                 829                    846
Interest on other borrowings................................................                  82                    127
                                                                                       ---------              ---------
                                                                                          16,550                 14,225
                                                                                       ---------              ---------

Net interest income ........................................................              12,185                 11,182
Provision for loan losses ..................................................                 584                    318
                                                                                       ---------              ---------
Net interest income after provision for loan losses ........................              11,601                 10,864
                                                                                       ---------              ---------

Other income:
Loan servicing fee income ..................................................                 770                    704
Service charges on deposit accounts.........................................               1,101                    671
Securities gains ...........................................................                   2                      1
Other income ...............................................................                 557                    460
                                                                                       ---------              ---------
                                                                                           2,430                  1,836
                                                                                       ---------              ---------

Other expenses:
Salaries ...................................................................               3,240                  3,660
Employee benefits and other personnel expenses .............................                 897                    923
Equipment expense ..........................................................                 312                    313
Data processing expense ....................................................                 804                    584
Occupancy expense ..........................................................                 688                    636
Marketing expense ..........................................................                 278                    168
Professional fees...........................................................                 362                    243
Net costs of assets acquired through foreclosure ...........................                 209                    389
Other operating expenses ...................................................               1,344                  1,213
                                                                                       ---------              ---------
                                                                                           8,134                  8,129
                                                                                       ---------              ---------

Income before taxes ........................................................               5,897                  4,571
Income tax provision........................................................               1,829                  1,542
                                                                                       ---------              ---------

Net income .................................................................           $   4,068             $    3,029
                                                                                       =========              =========

Earnings per share .........................................................           $     .32             $      .21

Weighted average common and common equivalent shares outstanding ...........          12,828,248             14,652,046

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                           March 31,            December 31,
                                                                                             1997                   1996
                                                                                             ----                   ----
                                                                                          (Unaudited)
                                                                                                (Dollars in Thousands)
ASSETS

Cash and due from banks ....................................................           $    22,485            $    24,651
Federal funds sold and securities purchased under agreements to resell .....                41,416                 25,400
Interest-bearing deposits in other banks ...................................                11,277                  5,802
Investment securities held-to-maturity .....................................                14,859                 17,680
Investment securities available-for-sale ...................................                31,271                  1,253
Mortgage-backed securities held-to-maturity ................................               343,464                313,329
Mortgage-backed securities available-for-sale ..............................                68,171                 51,923
Investment in reverse mortgages, net .......................................                35,590                 35,796
Loans held for sale ........................................................                 1,327                    758
Loans, net of allowance for loan losses of $24,791 at March 31, 1997 and
  $24,740 at December 31, 1996..............................................               851,325                824,125
Stock in Federal Home Loan Bank of Pittsburgh, at cost .....................                18,266                 16,135
Assets acquired through foreclosure ........................................                 6,500                  6,441
Premises and equipment .....................................................                 6,133                  5,966
Accrued interest and other assets ..........................................                26,035                 28,376
                                                                                        ----------             ----------

Total Assets ...............................................................            $1,478,119             $1,357,635
                                                                                        ==========             ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Deposits....................................................................               757,857                744,886
Federal funds purchased and securities sold under agreements to repurchase .               218,183                159,304
Federal Home Loan Bank advances ............................................               365,312                322,699
Senior Notes ...............................................................                29,100                 29,100
Other borrowed funds .......................................................                 7,454                  7,816
Accrued expenses and other liabilities......................................                24,404                 18,042
                                                                                        ----------             ----------
Total Liabilities...........................................................             1,402,310              1,281,847
                                                                                        ----------             ----------

Commitments and contingencies

Stockholders' Equity:
Serial  preferred  stock  $.01  par  value,  7,500,000  shares  authorized;
  10% Convertible Preferred Stock, Series 1, 2,000,000 shares authorized;
  issued and outstanding, none at March 31, 1997 and December 31, 1996 .....
Common stock $.01 par value, 20,000,000 shares authorized; issued and outstanding, 14,570,248 at March 31, 1997 and 14,567,498 at December 31,
  1996 .....................................................................                   146                    146
Capital in excess of par value .............................................                57,295                 57,289
Net unrealized gains on securities available-for-sale, net of tax ..........                   401                    166
Retained earnings ..........................................................                36,931                 32,863
Treasury Stock at cost, 2,040,609 shares at March 31, 1997 and 1,655,200
  shares at December 31, 1996...............................................               (18,964)               (14,676)
                                                                                        ----------             ----------
Total stockholders' equity..................................................                75,809                 75,788
                                                                                        ----------             ----------

Total liabilities and stockholders' equity .................................            $1,478,119             $1,357,635
                                                                                        ==========             ==========


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                             1997                    1996
                                                                                             ----                    ----
                                                                                                        (Unaudited)
                                                                                                      (in Thousands)
Operating activities:
    Net income .............................................................             $   4,068             $     3,029
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan losses ............................................                   584                     318
      Depreciation, accretion and amortization .............................                   154                    (201)
      Increase in accrued interest receivable and other assets..............                 2,053                   1,016
      Origination of loans held for sale....................................                (3,708)                (13,089)
      Proceeds from loans held for sale.....................................                 3,275                  11,779
      Increase in accrued interest payable and other liabilities............                 6,192                   2,625
      Other, net ...........................................................                  (517)                   (483)
                                                                                        ----------             -----------
Net cash provided by operating activities...................................                12,101                   4,994
                                                                                        ----------             -----------

Investing activities:
    Net (increase) decrease in interest-bearing deposits in other banks ....                (5,475)                  3,231
    Maturities of investment securities ....................................                 2,822                   1,736
    Purchases of investment securities held-to-maturity ....................                                           (77)
    Purchases of investment securities available-for-sale ..................               (29,956)
    Repayments of mortgage-backed securities held-to-maturity ..............                21,880                   9,195
    Repayments of mortgage-backed securities available-for-sale ............                 1,629                     914
    Purchases of mortgage-backed securities held-to-maturity................               (52,130)                (61,441)
    Purchases of mortgage-backed securities available-for-sale..............               (17,593)
    Repayments of reverse mortgages ........................................                 3,999                   2,980
    Disbursements for reverse mortgages ....................................                (3,035)                 (3,449)
    Sales of loans..........................................................                   439                   2,155
    Purchases of loans .....................................................                                        (3,292)
    Net (increase) decrease in loans .......................................               (29,693)                    819
    Net increase in stock of Federal Home Loan Bank of Pittsburgh...........                (2,131)                   (201)
    Sales of assets acquired through foreclosure, net.......................                 1,614                   1,362
    Premises and equipment, net.............................................                  (365)                   (244)
                                                                                        ----------             -----------
Net cash used for investing activities......................................              (107,995)                (46,312)
                                                                                        ----------             -----------

Financing activities:
    Net increase in demand and savings deposits  ...........................                 8,048                   8,317
    Net increase in certificates of deposit and time deposits ..............                 4,486                  16,993
    Net increase (decrease) in federal funds purchased and securities sold
      under agreements of repurchase........................................                58,879                    (175)
    Receipts from additional other borrowed funds ..........................                80,000                  50,000
    Repayments of other borrowed funds......................................               (37,387)                (37,039)
    Issuance of common stock ...............................................                     6
    Extinguishment of senior notes .........................................                                          (750)
    Purchase treasury stock ................................................                (4,288)                 (2,660)
                                                                                        ----------             -----------
Net cash provided by financing activities...................................               109,744                  34,686
                                                                                        ----------             -----------
    Increase (decrease) in cash and cash equivalents .......................                13,850                  (6,632)
    Cash and cash equivalents at beginning of period .......................                50,051                  62,635
                                                                                        ----------             -----------
    Cash and cash equivalents at end of period .............................            $   63,901             $    56,003
                                                                                        ==========             ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the year .....................................            $   12,386             $    11,437
Cash paid (refunded) for income taxes.......................................                (2,932)                    446
Loans transferred to assets acquired through foreclosure ...................                 1,611                     686
Net change in unrealized gains on securities available-for-sale, net of tax                    235                     (91)


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      WSFS Financial Corporation (the "Corporation") is the parent of Wilmington Savings Fund Society, FSB (the "Bank"). The consolidated financial statements for the three months ended March 31, 1997 include the accounts of the parent company, the Bank and its wholly-owned subsidiaries, WSFS Credit Corporation, 838 Investment Group, Inc., Community Credit Corporation and Star States Development Company.

      The consolidated statement of condition as of March 31, 1997, the consolidated statement of operations for the three months ended March 31, 1997 and 1996 and the consolidated statement of cash flows for the three months ended March 31, 1997 and 1996 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the March 31, 1997 presentation. The results of operations for the three month period ending March 31, 1997 are not necessarily indicative of the expected results for the full year ending December 31, 1997. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1996 Annual Report.

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

                           WSFS FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

    WSFS Financial Corporation (the "Corporation") is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially, all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the "Bank" or "WSFS"), the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits. The Corporation's market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The banking operations of WSFS are presently conducted from 16 retail banking offices located in the Wilmington and Dover, Delaware areas. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily by attracting retail deposits. Deposits are insured by the Federal Deposit Insurance Corporation.

    Additional subsidiaries of the Bank include WSFS Credit Corporation ("WCC"), which is engaged primarily in motor vehicle leasing, and 838 Investment Group, Inc. which markets various insurance and mutual fund products through the Bank's branch system. Community Credit Corporation ("CCC") specializes in consumer loans secured by first and second mortgages. An additional subsidiary, Star States Development Company ("SSDC") is currently inactive with the exception of one remaining parcel of land which is being marketed for sale. In November 1994, the Bank acquired Providential Home Income Plan, Inc. ("Providential"), a San Francisco, California-based reverse mortgage lender. The management and operations of Providential were merged into the Bank in November 1996.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets grew $120.5 million during the first quarter of 1997. This increase included a $46.4 million growth in mortgage-backed securities, a $30.0 million increase in investment securities available-for-sale and a $27.2 million increase in loans. In addition, cash and short-term investments increased $19.3 million. The growth in mortgage-backed securities reflects the purchase of $69.8 million in high quality collateralized mortgage obligations, offset in part by principal repayments. The growth in investment securities available-for-sale included purchases of $20.0 million in U.S. treasury securities and $10.0 million in government agency notes. Loan growth included increases in leases, commercial real estate loans, and consumer loans of $13.6, $7.0 and $6.8 million, respectively,

    Total liabilities increased $120.5 million between December 31, 1996 and March 31, 1997. Securities sold under agreements to repurchase and Federal Home Loan Bank advances increased $58.9 and $42.6 million, respectively. These additional borrowings were utilized to fund the previously described asset growth. In addition, deposits increased $13.0 million during the three month period to $757.9 million. Interest credited on deposits during the quarter totaled $3.2 million for a net $9.8 million inflow of deposits.

    Capital Resources

    Stockholders' equity increased $21,000 between December 31, 1996 and March 31, 1997. This increase reflects net income of $4.1 million for the quarter and a $235,000 increase due to the net unrealized gains on securities available-for-sale. These increases to stockholders' equity were almost completely offset by a repurchase of 385,409 shares of treasury stock for $4.3 million. At March 31, 1997, the Corporation held in its treasury 2,040,609 shares of its common stock at a cost of $19.0 million.

    A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of March 31, 1997 follows (dollars in thousands):

                                               Consolidated                      Regulatory
                                               Bank Capital                      Requirement                       Excess
                                           -----------------------         ------------------------        ----------------------
                                                        Percentage                      Percentage                     Percentage
                                            Amount      of Assets           Amount       of Assets         Amount       of Assets
                                           -------      ----------         -------      ----------         ------      ----------
Tangible Capital ...................       $97,678         6.61%           $22,155          1.50%          $75,523         5.11%
Core Capital .......................        98,374         6.66             59,107          4.00            39,267         2.66
Tier 1 Capital .....................        98,374        10.26             38,362          4.00            60,012         6.26
Risk-based Capital .................       103,371        10.78             76,724          8.00            26,647         2.78

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At March 31, 1997, the Bank is classified as a "well capitalized" institution and is in compliance with all regulatory capital requirements. Management anticipates that the Bank will continue to be classified as well-capitalized.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 5.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At March 31, 1997, the Bank's liquidity ratio was 7.0% compared to 8.0% at December 31, 1996. Additionally, the Corporation is required to maintain a reserve of 100% of the aggregate interest expense for 12 full calendar months on the $29.1 million of senior notes. The interest reserve requirement on the senior notes at March 31, 1997 was approximately $3.2 million.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                           March 31,             December 31,
                                                                             1997                    1996
                                                                         -----------             -----------
Nonaccruing loans:
     Commercial ..............................................          $        413           $         550
     Consumer ................................................                   416                     224
     Commercial mortgages ....................................                 3,584                   3,243
     Residential mortgages ...................................                 4,125                   3,790
     Construction ............................................                 3,440                   3,529
                                                                         -----------             -----------

Total nonaccruing loans ......................................                11,978                  11,336
Nonperforming investments in real estate .....................                 1,500                   1,500
Assets acquired through foreclosure ..........................                 6,500                   6,441
                                                                         -----------             -----------

Total nonperforming assets ...................................           $    19,978             $    19,277
                                                                         ===========             ===========

Restructured loans ...........................................           $    10,960             $    10,967
                                                                         ===========             ===========

Past due loans:
     Residential mortgages ...................................           $       416             $       328
     Commercial and commercial mortgages .....................                   616                     832
     Consumer ................................................                   388                     510
                                                                         -----------             -----------

Total past due loans .........................................           $     1,420             $     1,670
                                                                         ===========             ===========

Ratios:
     Nonaccruing loans to total loans (1) ....................                  1.37%                   1.34%
     Allowance for loan losses to total gross loans (1).......                  2.76                    2.84
     Nonperforming assets to total assets ....................                  1.35                    1.42

        (1) Excludes loans held for sale.

    Nonperforming assets increased $701,000 between March 31, 1997 and December 31,1996. This increase resulted primarily from nonaccruing commercial mortgage, and residential mortgage loans which increased $341,000 and $335,000, respectively. On April 3, 1997, the Corporation sold its largest single asset acquired through foreclosure which had a net book balance of $5.1 million. No gain or loss was recorded on the sale. An analysis of the change in the balance of nonperforming assets is presented on the following page.

                                                                      Three Months
                                                                          Ended                     Year Ended
                                                                        March 31,                  December 31,
                                                                          1997                         1996
                                                                    -----------------               -----------
                                                                                     (In Thousands)

Beginning balance.........................................              $   19,277                 $    23,403
     Additions ...........................................                   3,264                      11,010
     Collections .........................................                  (2,031)                     (7,631)
     Transfers to accrual/restructured status ............                    (280)                     (2,194)
     Provisions, charge-offs, other adjustments...........                    (252)                     (5,311)
                                                                        ----------                 -----------

Ending balance ...........................................              $   19,978                 $    19,277
                                                                        ==========                 ===========

    The timely identification of problem loans is a key element in the Corporation's strategy to manage its loan portfolios. Timely identification enables the Corporation to take appropriate action and, accordingly, minimize losses. An asset review system which was established to monitor the asset quality of the Corporation's loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system utilizes guidelines established by federal regulation; however, there can be no assurance that the levels or the categories of problem loans and assets established by the Bank are the same as those which would result from a regulatory examination.

INTEREST SENSITIVITY

    The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management as needed. The excess of interest-earning assets over interest-bearing liabilities that mature within one year (interest-sensitivity gap) decreased from December 31, 1996 by $11.4 million to $41.1 million at March 31, 1997. The decrease was due primarily to the Corporation's continuing efforts to manage interest rate risk. Additionally, interest-sensitive assets as a percentage of interest-sensitive liabilities within one year window declined to 105.8% at March 31, 1997 compared to 108.5% at December 31, 1996. Likewise, the one year interest-sensitivity gap as a percentage of total assets decreased to 2.8% from 3.9% at December 31, 1996.

COMPARISON FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Results of Operations

    The Corporation reported net income of $4.1 million, or $.32 per share, for the first quarter of 1997 compared to $3.0 million, or $.21 per share, for the same quarter last year. This 34% improvement in net income included a $1.0 million increase in net interest income and a $594,000 rise in noninterest income. The growth in net interest income reflects an increase in interest-earning assets of the Corporation. The increase in noninterest income resulted primarily from higher service charges on deposits which reflects a restructured fee schedule that was implemented on January 1, 1997.

     Net Interest Income

    The table on the following page, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.


                                                                           Three Months Ended March 31,
                                            -----------------------------------------------------------------------------
                                                          1997                                           1996
                                            ------------------------------------        ---------------------------------
                                            Average                      Yield/         Average                    Yield/
                                            Balance        Interest      Rate           Balance       Interest     Rate
                                            -------        --------      ----           -------       --------     ----
Assets
Interest-earning assets:
Loans (1) (2):
     Real estate loans (3)............    $   582,115    $  13,348       9.17%        $   585,813   $   13,730      9.38%
     Commercial loans.................         28,611          707       9.88              25,330          619      9.67
     Consumer loans...................        251,248        5,475       8.84             199,723        4,637      9.34
                                              -------    ---------                     ----------  -----------
       Total loans....................        861,974       19,530       9.06             810,866       18,986      9.37

Mortgage-backed securities (4)........        398,098        6,790       6.82             239,487        3,936      6.57
Loans held for sale (2)...............          1,108           24       8.66               3,692           71      7.69
Investment securities (4).............         35,670          538       6.03              22,449          363      6.47
Other interest-earning assets ........         92,969        1,853       7.97             108,277        2,051      7.49
                                         ------------    ---------                     ----------  -----------
     Total interest-earning assets....      1,389,819       28,735       8.27           1,184,771       25,407      8.58
                                                          --------                                 -----------

Allowance for loan losses.............        (24,683)                                    (24,384)
Cash and due from banks...............         16,637                                      24,372
Other noninterest-earning assets......         38,169                                      40,929
                                         ------------                                 -----------

     Total assets.....................    $ 1,419,942                                 $ 1,225,688
                                          ===========                                 ===========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................    $    57,124          369       2.62         $    55,423          339      2.46
     Savings..........................        157,144        1,047       2.70             155,288          966      2.50
     Time.............................        457,094        6,295       5.59             451,052        6,452      5.75
                                          -----------     --------                     ----------   ----------
       Total interest-bearing deposits        671,362        7,711       4.66             661,763        7,757      4.71

FHLB advances.........................        346,592        4,992       5.84             313,458        4,649      5.97
Senior notes..........................         29,100          829      11.39              29,710          846     11.39
Other borrowed funds..................        213,575        3,018       5.65              63,909          973      6.09
                                          -----------     --------                    -----------   ----------
     Total interest-bearing liabilities     1,260,629       16,550       5.25           1,068,840       14,225      5.32
                                                          --------                                  ----------

Noninterest-bearing demand deposits...         68,813                                      63,663
Other noninterest-bearing liabilities.         13,948                                      16,840
Stockholders' equity..................         76,552                                      76,345
                                          -----------                                 -----------

     Total liabilities and stockholders'
     equity...........................    $ 1,419,942                                 $ 1,225,688
                                          ===========                                 ===========

Excess of interest-earning assets over
     interest-bearing liabilities.....    $   129,190                                 $   115,931
                                          ===========                                 ===========

Net interest and dividend income......                   $  12,185                                  $   11,182
                                                         =========                                  ==========

Interest rate spread..................                                   3.02%                                     3.26%
                                                                         =====                                     ====

Net interest margin...................                                   3.51%                                     3.78%
                                                                         =====                                     ====

Net interest and dividend income to
     total average assets.............                                   3.43%                                     3.65%
                                                                         =====                                     ====

(1)  Nonperforming loans are included in average balance computations.
(2)  Balances are reflected net of unearned income.
(3)  Includes commercial mortgage loans.
(4)  Includes securities available-for-sale.

    Net interest income increased $1.0 million, or 9%, between the three months ended March 31, 1997 and 1996. This increase was primarily due to the growth interest-earning assets between comparable periods.

    The recent moderate changes in interest rates have not had, nor are expected to have, a material impact on the Corporation's earnings or financial position. In addition, a moderate increase or decrease in interest rates is not expected to have a material affect on net interest income.

     Provision for Loan Losses

    The following table represents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                                         Three Months Ended                Year Ended
                                                                           March 31, 1997               December 31, 1996
                                                                       ----------------------           -----------------
                                                                                       (Dollars in Thousands)

Beginning balance ............................................                 $24,740                         $24,167
Transfer from lease residual reserve .........................                                                     362
Provision for loan losses ....................................                     584                           2,015

Charge-offs:
     Residential real estate .................................                      10                             185
     Commercial real estate (1) ..............................                     184                             416
     Commercial...............................................                      39                             605
     Consumer (2) ............................................                     366                             880
                                                                                ------                         -------
        Total charge-offs.....................................                     599                           2,086
                                                                                ------                         -------

Recoveries:
     Residential real estate .................................                                                      15
     Commercial real estate (1) ..............................                       1                               4
     Commercial ..............................................                       7                              15
     Consumer (2) ............................................                      58                             248
                                                                                ------                         -------
        Total recoveries .....................................                      66                             282
                                                                                ------                         -------

        Net charge-offs ......................................                     533                           1,804
                                                                                ------                         -------

Ending balance ...............................................                 $24,791                         $24,740
                                                                               =======                         =======

Net charge-offs to average gross loans outstanding, net
     of unearned income (3) ..................................                     .25%                            .22%
                                                                               =======                         =======

(1)  Includes commercial mortgages and construction loans.
(2)  Includes lease financings.
(3) Ratio for the three months ended March 31, 1997 is annualized.

    The provision for loan losses increased by $266,000 between the three months ended March 31, 1997 and 1996. The increase was due in part to loan growth and management's continuing review of the loan portfolio.

    Other Income

    Noninterest income grew $594,000, or 32%, between the three months ended March 31, 1997 and 1996. This increase resulted primarily from service charges on deposit accounts which was $430,000 higher for the first quarter of 1997 when compared to 1996. This increase reflects the implementation of a new fee structure beginning January 1, 1997.

    Other Expenses

    Noninterest expense increased $5,000 between the first quarter of 1996 and 1997. Significant increases occurred, however, in data processing expense, other expenses, professional fees and marketing expenses which increased $220,000, $123,000, $119,000 and $110,000, respectively, between comparable periods. The increase in data processing expense resulted from the previously announced strategic alliance between the Corporation and its data processing management company. Under this agreement, this data processing company will manage the on-site "back office" functions of deposit and loan operations for the Bank. As a result, data processing expenses are expected to increase but be offset by a decline in employee related expenses and other expenses. The increase in professional fees resulted predominately from legal fees associated with problem loans. The rise in marketing expenses reflects an increase in promotional activities of the Corporation. These increases were partially offset by salaries and the net costs of foreclosed assets which declined $420,000 and $180,000, respectively between comparable periods. Salaries were favorably affected by a decrease in full time equivalent employees resulting primarily from the above mentioned strategic alliance. The decline in the net costs foreclosed assets resulted from lower carrying costs of such assets, a $75,000 decrease in the provision for losses on foreclosed assets and a $54,000 increase in gains on the sale of foreclosed assets.

    Management continues to review existing operations as well as other income opportunities in order to enhance earnings. Accordingly, other income and expenses may fluctuate during the year.

    Income Taxes

    The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109 which requires the recording of deferred income taxes for the tax consequences of "temporary differences". For the first quarter of 1997 the Corporation recorded an income tax expense of $1.8 million compared to $1.5 million for the same period in 1996. The effective tax rates for the first quarter of 1997 and 1996 were 31.0% and 33.7%, respectively. This reduction reflects the recognition in the financial statement of certain tax benefits which previously had an associated valuation reserve because it was deemed more likely than not that the benefits would not be recognized.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

ACCOUNTING DEVELOPMENTS

    On March 3, 1997 the Financial Accounting Standards board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" (EPS). This statement, which supersedes APB Opinion No. 15, simplifies the standards for computing EPS and makes them comparable to international standards. SFAS No. 128 replaces the current "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

    SFAS No. 128 is effective for financial statements issued for the periods ending December 31, 1997. Early application is not permitted and prior period restatement is required. If this statement would have been in effect for these financial statements, the reported EPS would have been as follows:


                                          For the three months ended March 31,
                                          ------------------------------------
                                               1997                     1996
                                               ----                     ----
        Earnings per share:
             Basic                             $.32                     $ 21
             Diluted                            .32                      .21

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           At the Corporation's Annual  Stockholders'  Meeting held on April 24,
1997, ("Annual Meeting") all of the nominees for director proposed by the Corporation were elected. The votes cast for each such nominee were as follows:

                                                                 For                             Withheld
                                                                 ---                             --------
           Michele M. Rollins                                10,748,461                           922,220
           Claibourne D. Smith                               11,578,876                            91,805
           David E. Hollowell                                11,611,136                            59,545

           Additionally, at the Annual Meeting, the Stockholders' approved the adoption of the 1997 Stock Option Plan. The votes cast with respect to this proposal were as follows:

                For                                 Against                             Abstain
            ---------                               -------                             -------
           10,778,435                               791,515                             100,731


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  None.
           (b) The following was reported under Other Events on Form 8-K, filed on January 31, 1997.

           On January 29, 1997, the registrant announced that it has substantially completed its previously announced 10% stock repurchase plan approved by the Board of Directors on October 24, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WSFS FINANCIAL CORPORATION





Date:  May 12, 1997             /s/           MARVIN N. SCHOENHALS
                                -----------------------------------------------
                                                Marvin N. Schoenhals
                                Chairman, President and Chief Executive Officer






Date:  May 12, 1997             /s/            R. WILLIAM ABBOTT
                                -----------------------------------------------
                                               R. William Abbott
                                         Executive Vice President and
                                               Chief Financial Officer