Form 10-Q
period 1997-06-30
WSFS FINANCIAL CORP
filed 1997-08-13
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1997:

Common Stock, par value $.01 per share                      12,442,339
--------------------------------------                  ------------------
          (Title of Class)                             (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                                                          Page
                                                                                                          ----
Item 1.  Financial Statements

           Consolidated Statement of Operations for the Three and Six Months
           Ended June 30, 1997 and 1996 (Unaudited)...........................................              3

           Consolidated Statement of Condition as of June 30, 1997
           (Unaudited) and December 31, 1996..................................................              4

           Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 1997 and 1996 (Unaudited).................................................              5

           Notes to the Consolidated Financial Statements for the Three and Six
           Months Ended June 30, 1997 and 1996 (Unaudited)....................................              6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................              7


                                             PART II.  Other Information




Item 6.  Exhibits and Reports on Form 8-K.....................................................             16

Signatures....................................................................................             17

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                         Three Months Ended                 Six Months Ended
                                                                               June 30,                           June 30,
                                                                   -----------------------------      -----------------------------
                                                                        1997             1996            1997              1996
                                                                   ------------     ------------      ------------     ------------
                                                                                               (Unaudited)
                                                                          (Dollars in Thousands, Except Earnings Per Share Data)
Interest income:
     Interest and fees on loans ..............................     $     20,686     $     19,067      $     40,240     $     38,124
     Interest on mortgage-backed securities ..................            6,903            5,171            13,693            9,107
     Interest and dividends on investment securities .........              715              587             1,253              950
     Other interest income ...................................            2,012            1,676             3,865            3,727
                                                                   ------------     ------------      ------------     ------------
                                                                         30,316           26,501            59,051           51,908
                                                                   ------------     ------------      ------------     ------------
Interest expense:
     Interest on deposits ....................................            7,861            7,817            15,572           15,574
     Interest on Federal Home Loan Bank advances .............            5,713            4,556            10,705            9,205
     Interest on federal funds purchased and securities
       sold under agreements to repurchase ...................            3,215            1,512             6,151            2,358
     Interest on senior notes ................................              828              829             1,657            1,675
     Interest on other borrowed funds ........................               90               57               172              184
                                                                   ------------     ------------      ------------     ------------
                                                                         17,707           14,771            34,257           28,996
                                                                   ------------     ------------      ------------     ------------

Net interest income ..........................................           12,609           11,730            24,794           22,912
Provision for loan losses ....................................              615              490             1,199              808
                                                                   ------------     ------------      ------------     ------------
Net interest income after provision for loan losses ..........           11,994           11,240            23,595           22,104
                                                                   ------------     ------------      ------------     ------------

Other income:
   Loan servicing fee income .................................              814              884             1,584            1,588
   Service charges on deposit accounts .......................            1,040              724             2,141            1,395
   Securities gains (losses) .................................                2              (78)                4              (77)
   Other income ..............................................              711              570             1,268            1,030
                                                                   ------------     ------------      ------------     ------------
                                                                          2,567            2,100             4,997            3,936
                                                                   ------------     ------------      ------------     ------------
Other expenses:
   Salaries ..................................................            2,999            3,434             6,239            7,094
   Employee benefits and other personnel expenses ............              845              840             1,742            1,763
   Equipment expense .........................................              366              319               678              632
   Data processing expense ...................................              592              582             1,180            1,166
   Occupancy expense .........................................              679              587             1,367            1,223
   Marketing expense .........................................              271              171               549              339
   Professional fees .........................................              307              446               669              689
   Net costs of assets acquired through foreclosure ..........              418              438               627              827
   Outsourced operations .....................................              647                                862
   Other operating expenses ..................................            1,635            1,424             2,980            2,637
                                                                   ------------     ------------      ------------     ------------
                                                                          8,759            8,241            16,893           16,370
                                                                   ------------     ------------      ------------     ------------

Income before taxes ..........................................            5,802            5,099            11,699            9,670
Income tax benefit ...........................................            1,633            1,778             3,462            3,320
                                                                   ------------     ------------      ------------     ------------

Net income ...................................................     $      4,169     $      3,321      $      8,237     $      6,350
                                                                   ============     ============      ============     ============

Earnings per share ...........................................     $        .33     $        .24      $        .65     $        .44

Weighted average common and common equivalent
  shares outstanding .........................................       12,671,158       14,116,828        12,757,330       14,384,468


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                                     June 30,          December 31,
                                                                                                       1997               1996
                                                                                                    -----------         -----------
                                                                                                   (Unaudited)
                                                                                                         (Dollars in Thousands)
Assets

Cash and due from banks ....................................................................        $    22,881         $    24,651
Federal funds sold and securities purchased under agreements to resell .....................             43,511              25,400
Interest-bearing deposits in other banks ...................................................              5,646               5,802
Investment securities held-to-maturity .....................................................             12,906              17,680
Investment securities available-for-sale ...................................................             31,299               1,253
Mortgage-backed securities held-to-maturity ................................................            325,518             313,329
Mortgage-backed securities available-for-sale ..............................................             66,314              51,923
Investment in reverse mortgages, net .......................................................             33,501              35,796
Loans held for sale ........................................................................              1,132                 758
Loans, net of allowance for loan losses of $24,758 at June 30, 1997
  and $24,740 at December 31, 1996 .........................................................            909,695             824,125
Stock in Federal Home Loan Bank of Pittsburgh, at cost .....................................             20,764              16,135
Assets acquired through foreclosure ........................................................              1,432               6,441
Premises and equipment .....................................................................              6,800               5,966
Accrued interest and other assets ..........................................................             27,141              28,376
                                                                                                    -----------         -----------

Total assets ...............................................................................        $ 1,508,540         $ 1,357,635
                                                                                                    ===========         ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits ...................................................................................        $   755,463         $   744,886
Federal funds purchased and securities sold under agreements to repurchase .................            207,564             159,304
Federal Home Loan Bank advances ............................................................            405,253             322,699
Senior notes ...............................................................................             29,100              29,100
Other borrowed funds .......................................................................              9,070               7,816
Accrued expenses and other liabilities .....................................................             23,579              18,042
                                                                                                    -----------         -----------
Total liabilities ..........................................................................          1,430,029           1,281,847
                                                                                                    -----------         -----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; 10%
    Convertible Preferred Stock, Series 1, 2,000,000 shares authorized; issued and outstanding, none at June 30, 1997 and December 31, 1996
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,585,048 at June 30, 1997 and 14,567,498 at December 31, 1996 ........................                146                 146
Capital in excess of par value .............................................................             57,327              57,289
Net unrealized gains on securities available-for-sale, net of tax ..........................                425                 166
Retained earnings ..........................................................................             41,100              32,863
Treasury stock at cost, 2,162,609 shares at June 30, 1997 and 1,655,200 shares
    at December 31, 1996 ...................................................................            (20,487)            (14,676)
                                                                                                    -----------         -----------
Total stockholders' equity .................................................................             78,511              75,788
                                                                                                    -----------         -----------
Total liabilities and stockholders' equity .................................................        $ 1,508,540         $ 1,357,635
                                                                                                    ===========         ===========


The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                          Six Months Ended June 30,
                                                                                                        ---------------------------
                                                                                                           1997              1996
                                                                                                        ---------         ---------
                                                                                                                (Unaudited)
                                                                                                           (Dollars in Thousands)

Operating activities:
    Net income .................................................................................        $   8,237         $   6,350
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan losses ................................................................            1,199               808
      Provision for losses on assets acquired through foreclosure ..............................                                250
      Depreciation, accretion and amortization .................................................              176              (416)
      Increase (decrease) in accrued interest receivable and other assets ......................              594            (1,055)
      Origination of loans held for sale .......................................................           (9,498)          (21,577)
      Proceeds from loans held for sale ........................................................            9,002            20,641
      Increase in accrued interest payable and other liabilities ...............................            5,197             3,220
      Other, net ...............................................................................           (1,303)             (880)
                                                                                                        ---------         ---------
Net cash provided by operating activities ......................................................           13,604             7,341
                                                                                                        ---------         ---------
Investing activities:
    Net (increase) decrease in interest-bearing deposits in other banks ........................              156            (1,055)
    Maturities of investment securities ........................................................            4,824             3,626
    Sales of investment securities available-for-sale ..........................................                              9,937
    Purchases of investment securities held-to-maturity ........................................              (46)
    Purchases of investment securities available-for-sale ......................................          (29,956)          (29,844)
    Repayments of mortgage-backed securities held-to-maturity ..................................           39,706            24,272
    Repayments of mortgage-backed securities available-for-sale ................................            3,511               232
    Purchases of mortgage-backed securities held-to-maturity ...................................          (52,131)          (61,441)
    Purchases of mortgage-backed securities available-for-sale .................................          (17,593)          (38,763)
    Repayments of reverse mortgages ............................................................            9,332             5,733
    Disbursements for reverse mortgages ........................................................           (5,343)           (6,262)
    Sales of loans .............................................................................            2,905             7,042
    Purchases of loans .........................................................................                            (11,125)
    Net increase in loans ......................................................................          (92,487)          (10,380)
    Net (increase) decrease in stock of Federal Home Loan Bank of Pittsburgh ...................           (4,629)              299
    Disbursement for real estate held for investment ...........................................                             (1,321)
    Sales of assets acquired through foreclosure, net ..........................................            9,166             2,832
    Premises and equipment, net ................................................................           (1,400)             (362)
                                                                                                        ---------         ---------
Net cash used for investing activities .........................................................         (133,985)         (106,580)
                                                                                                        ---------         ---------
Financing activities:
    Net increase in demand and savings deposits ................................................           14,358             8,583
    Net increase (decrease) in certificates of deposit and time deposits .......................           (2,677)           14,479
    Net increase in federal funds purchased and securities sold under
      agreements of repurchase .................................................................           48,260            66,120
    Receipts from additional borrowed funds ....................................................          290,000            55,000
    Repayments of other borrowed funds .........................................................         (207,446)          (53,681)
    Issuance of common stock through the exercise of options ...................................               38               114
    Extinguishment of senior notes .............................................................                               (750)
    Purchase of treasury stock .................................................................           (5,811)           (5,725)
                                                                                                        ---------         ---------
Net cash provided by financing activities ......................................................          136,722            84,140
                                                                                                        ---------         ---------
    Increase (decrease) in cash and cash equivalents ...........................................           16,341           (15,099)
    Cash and cash equivalents at beginning of period ...........................................           50,051            62,635
                                                                                                        ---------         ---------
    Cash and cash equivalents at end of period .................................................        $  66,392         $  47,536
                                                                                                        =========         =========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the year .........................................................        $  28,395         $  23,853
Cash paid (refunded) for income taxes ..........................................................           (1,787)            4,333
Loans transferred to assets acquired through foreclosure .......................................            3,578             2,325
Net change in unrealized gains on securities available-for-sale, net of tax ....................              259              (160)
Assets acquired through foreclosure transferred to investments in real estate ..................                              4,258

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

      WSFS Financial Corporation (the "Corporation") is the parent of Wilmington Savings Fund Society, FSB (the "Bank"). The consolidated financial statements for the three and six months ended June 30, 1997 include the accounts of the parent company, the Bank and its wholly-owned subsidiaries, WSFS Credit Corporation, 838 Investment Group, Inc., Community Credit Corporation and Star States Development Company.

    The consolidated statement of condition as of June 30, 1997, the consolidated statement of operations for the three and six months ended June 30, 1997 and 1996 and the consolidated statement of cash flows for the six months ended June 30, 1997 and 1996 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior periods' financial statements to conform them to the June 30, 1997 presentation. The results of operations for the three and six month periods ending June 30, 1997 are not necessarily indicative of the expected results for the full year ending December 31, 1997. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1996 Annual Report.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets grew $150.9 million during the first six months of 1997 to $1.5 billion. This increase included an $85.9 million increase in loans, a $26.6 million increase in mortgage-backed securities and a $25.3 million increase in investment securities. In addition, short-term investments increased $18.0 million. Loan growth included increases in commercial loans of $36.0 million, leases of $28.3 million, consumer loans of $15.9 million and commercial real-estate loans of $12.7 million. The increase in commercial loans was due primarily to a $35.5 million loan to refinance an employee stock ownership plan ("ESOP") note of a company. Approximately 80% of the loan is secured by U.S. treasury securities. The growth in mortgage-backed securities reflects the purchase of $69.8 million in high quality collateralized mortgage obligations in the first quarter of 1997, offset in part by principal repayments. The growth in investment securities included purchases of $20.0 million in U.S. treasury securities and $10.0 million in government agency notes.

    Total liabilities increased $148.2 million between December 31, 1996 and June 30, 1997. Federal Home Loan Bank advances and securities sold under agreements to repurchase increased $82.6 million and $48.3 million, respectively. These additional borrowings were utilized to fund the previously described asset growth. In addition, deposits increased $10.6 million during the six month period to $755.5 million at June 30, 1997. Interest credited on deposits during the six month period totaled $6.8 million for a net $3.8 million deposit inflow.

    Capital Resources

    Stockholders' equity increased $2.7 million between December 31, 1996 and June 30, 1997. This increase reflects net income of $8.2 million for the first six months of 1997 and a $259,000 increase in the net unrealized gains on securities available-for-sale. These increases to stockholders' equity were partially offset by the repurchase of 507,409 shares of treasury stock for $5.8 million. At June 30, 1997, the Corporation held 2,162,609 shares of its treasury stock at a cost of $20.5 million.

    A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of June 30, 1997 follows (dollars in thousands):

                                               Consolidated                 Regulatory
                                               Bank Capital                 Requirement                     Excess
                                         ------------------------    --------------------------    -----------------------
                                                    Percentage of                Percentage of               Percentage of
                                         Amount          Assets       Amount          Assets      Amount          Assets
                                         ------          ------       ------          ------      ------          ------

Tangible Capital ...................       $95,757         6.37%       $22,554          1.50%      $73,203         4.87%
Core Capital .......................        96,406         6.41         60,169          4.00        36,237         2.41
Tier 1 Capital .....................        96,406         9.87         39,090          4.00        57,316         5.87
Risk-based Capital .................       102,154        10.45         78,180          8.00        23,974         2.45

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At June 30, 1997, the Bank is classified as a "well capitalized" institution and is in compliance with all regulatory capital requirements. Management anticipates that the Bank will continue to be classified as well-capitalized.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 5.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At June 30, 1997, the Bank's liquidity ratio was 7.1% compared to 8.0% at December 31, 1996. Additionally, the Corporation is required to maintain a reserve of 100% of the aggregate interest expense for 12 full calendar months on the $29.1 million of senior notes. The interest reserve requirement on the senior notes at June 30, 1997 was approximately $3.2 million.

NONPERFORMING ASSETS

     The table on the following page sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.


                                                                         June 30,             December 31,
                                                                           1997                   1996
                                                                        ---------             -------------
                                                                                 (Dollars in Thousands)
Nonaccruing loans:
     Commercial ................................................         $   430                $   550
     Consumer ..................................................             340                    224
     Commercial mortgages ......................................          10,065                  3,243
     Residential mortgages .....................................           3,866                  3,790
     Construction ..............................................           3,410                  3,529
                                                                         -------                -------

Total nonaccruing loans ........................................          18,111                 11,336
Nonperforming investments in real estate .......................             989                  1,500
Assets acquired through foreclosure ............................           1,432                  6,441
                                                                         -------                -------

Total nonperforming assets .....................................         $20,532                $19,277
                                                                         =======                =======

Restructured loans .............................................         $ 4,740                $10,967
                                                                         =======                =======

Past due loans:
     Residential mortgages .....................................         $   184                $   328
     Commercial and commercial mortgages .......................             138                    832
     Consumer ..................................................             254                    510
                                                                         -------                -------

Total past due loans ...........................................         $   576                $ 1,670
                                                                         =======                =======

Ratios:
     Nonaccruing loans to total loans (1) ......................            1.94%                  1.34%
     Allowance for loan losses to total gross loans (1) ........            2.58                   2.84
     Nonperforming assets to total assets ......................            1.36                   1.42

        (1) Excludes loans held for sale.

     Nonperforming assets increased $1.2 million between December 31, 1996 and June 30, 1997. This increase included a $6.2 million restructured commercial real estate loan which was transferred to nonperforming assets. This was offset in part by the sale of a $5.1 million asset acquired through foreclosure. Nonperforming investments in real estate declined $511,000 during the first six months of 1997. This decrease resulted from the partial write-down of the Corporation's investment in undeveloped land, intended for single family housing. An analysis of the change in the balance of nonperforming assets is presented as follows:


                                                                    Six Months Ended             Year Ended
                                                                     June 30, 1997           December 31, 1996
                                                                   ------------------        -----------------
                                                                                 (In Thousands)

Beginning balance ..........................................            $ 19,277                 $ 23,403
     Additions .............................................              13,043                   11,010
     Collections/sales .....................................              (9,716)                  (7,631)
     Transfers to accrual/restructured status ..............                (930)                  (2,194)
     Transfers to investment in real estate ................                                       (5,619)
     Provisions, charge-offs, other adjustments ............              (1,142)                     308
                                                                        --------                 --------

Ending balance .............................................            $ 20,532                 $ 19,277
                                                                        ========                 ========


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

INTEREST SENSITIVITY

     The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management as needed. The excess of interest-earning assets over interest-bearing liabilities that mature within one year (interest-sensitivity gap) decreased from December 31, 1996 by $19.1 million to $33.3 million at June 30, 1997. The decrease was due primarily to the Corporation's continuing effort to effectively manage interest rate risk. Additionally, interest-sensitive assets as a percentage of interest-sensitive liabilities within one year window declined to 104.6% at June 30, 1997 compared to 108.5% at December 31, 1996. Likewise, the one year interest-sensitivity gap as a percentage of total assets decreased to 2.2% from 3.9% at December 31, 1996.

COMPARISON FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Results of Operations

     The Corporation reported net income of $4.2 million, or $.33 per share, for the three months ended June 30, 1997, compared to $3.3 million, or $.24 per share, for the second quarter of 1996. Net income for the six months ended June 30, 1997 was $8.2 million, or $.65 per share, compared to $6.4 million, or $.44 per share, for the same period last year. Net income grew 26% and 30% between comparable three and six month periods while earnings per share grew 38% and 48% during the same periods. Earnings per share were favorably impacted by common stock repurchased during 1996 and 1997.

     The higher level of earnings for both the three and six month periods reflect an increase in net interest income of $879,000 and $1.9 million. This increase resulted primarily from the growth in interest-earning assets. Noninterest income increased $467,000 and $1.1 million between the three and six months ended June 30, 1997 and 1996. This rise was primarily attributable to changes in the deposit fee structure in 1997. Noninterest expenses increased $518,000 and $523,000 between the three and six months ending June 30, 1997 and 1996. This increase was due in part to the addition of two new branches in the third quarter of 1996 and an increase in marketing and business development activity.

     Net Interest Income

     The tables on the following two pages, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.



                                                                       Three Months Ended June 30,
                                          ----------------------------------------------------------------------------------
                                                             1997                                      1996
                                          --------------------------------------        ------------------------------------
                                            Average                      Yield/         Average                    Yield/
                                            Balance        Interest     Rate(1)         Balance       Interest    Rate(1)
                                            -------        --------     -------         -------       --------    -------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............    $   588,847    $  13,451       9.14%        $   587,268   $   13,587      9.25%
     Commercial loans ................         60,976        1,194       9.67              26,058          644      9.78
     Consumer loans...................        269,995        6,003       8.92             204,415        4,706      9.26
                                              -------    ---------                     ----------  -----------
       Total loans....................        919,818       20,648       9.11             817,741       18,937      9.26

Mortgage-backed securities (5)........        403,109        6,903       6.85             308,599        5,171      6.70
Loans held for sale (3)...............          1,765           38       8.61               7,339          130      7.09
Investment securities (5).............         44,311          715       6.45              35,573          587      6.60
Other interest-earning assets ........         98,138        2,012       8.11              78,598        1,676      8.53
                                         ------------    ---------                     ----------  -----------
     Total interest-earning assets....      1,467,141       30,316       8.35           1,247,850       26,501      8.49
                                                          --------                                  ----------

Allowance for loan losses.............        (24,790)                                    (24,618)
Cash and due from banks...............         17,501                                      22,636
Other noninterest-earning assets......         33,270                                      41,797
                                         ------------                                 -----------

     Total assets.....................     $1,493,122                                  $1,287,665
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................    $    27,179          133       1.96         $    54,717          361      2.65
     Savings..........................        161,854        1,125       2.79             159,459        1,044      2.63
     Time.............................        484,258        6,603       5.47             458,289        6,412      5.63
                                         -----------      --------                     ----------   ----------
       Total interest-bearing deposits        673,291        7,861       4.68             672,465        7,817      4.68

FHLB advances.........................        390,616        5,713       5.87             312,756        4,556      5.86
Senior notes..........................         29,100          828      11.39              29,100          829     11.39
Other borrowed funds..................        228,229        3,305       5.79             110,506        1,569      5.68
                                          -----------    ---------                    -----------   ----------
     Total interest-bearing liabilities     1,321,236       17,707       5.36           1,124,827       14,771      5.25
                                                         ---------                                  ----------

Noninterest-bearing demand deposits...         73,475                                      68,579
Other noninterest-bearing liabilities.         20,015                                      18,823
Stockholders' equity..................         78,396                                      75,436
                                         ------------                                ------------

     Total liabilities and stockholders'
     equity...........................     $1,493,122                                  $1,287,665
                                           ==========                                  ==========

Excess of interest-earning assets over
     interest-bearing liabilities.....    $   145,905                                 $   123,023
                                          ===========                                 ===========

Net interest and dividend income......                   $  12,609                                  $   11,730
                                                         =========                                  ==========

Interest rate spread..................                                   2.99%                                     3.24%
                                                                         ====                                      ====

Net interest margin...................                                   3.52%                                     3.76%
                                                                         ====                                      ====

Net interest and dividend income to
     total average assets.............                                   3.46%                                     3.64%
                                                                         ====                                      ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale.



                                                                     Six Months Ended June 30,
                                           -------------------------------------------------------------------------------
                                                             1997                                      1996
                                           --------------------------------------        ---------------------------------
                                            Average                      Yield/         Average                    Yield/
                                            Balance        Interest     Rate(1)         Balance       Interest    Rate(1)
                                            -------        --------     -------         -------       --------    -------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............    $   585,500    $  26,799       9.15%            586,540   $   27,317      9.31%
     Commercial loans ................         44,883        1,901       9.23              25,694        1,263      9.72
     Consumer loans...................        260,673       11,478       8.88             202,069        9,343      9.30
                                              -------    ---------                     ----------  -----------
       Total loans....................        891,056       40,178       9.08             814,303       37,923      9.31

Mortgage-backed securities (5)........        400,617       13,693       6.85             274,043        9,107      6.65
Loans held for sale (3)...............          1,438           62       8.62               5,516          201      7.29
Investment securities (5).............         40,014        1,253       6.26              29,011          950      6.55
Other interest-earning assets ........         95,569        3,865       8.04              93,438        3,727      7.98
                                         ------------    ---------                     ----------  -----------
     Total interest-earning assets....      1,428,694       59,051       8.31           1,216,311       51,908      8.54
                                                         ---------                                 -----------

Allowance for loan losses.............        (24,737)                                    (24,501)
Cash and due from banks...............         17,072                                      23,504
Other noninterest-earning assets......         35,705                                      41,363
                                         ------------                                 -----------

     Total assets.....................     $1,456,734                                  $1,256,677
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................    $    26,959          263       1.97         $    55,070          700      2.56
     Savings..........................        159,512        2,172       2.75             157,374        2,010      2.57
     Time.............................        485,861       13,137       5.45             454,670       12,864      5.69
                                          -----------      --------                     ----------   ----------
       Total interest-bearing deposits        672,332       15,572       4.67             667,114       15,574      4.69

FHLB advances.........................        368,725       10,705       5.85             313,107        9,205      5.91
Senior notes..........................         29,100        1,657      11.39              29,405        1,675     11.39
Other borrowed funds..................        220,943        6,323       5.72              87,208        2,542      5.83
                                          -----------    ---------                     ----------   ----------
     Total interest-bearing liabilities     1,291,100       34,257       5.31           1,096,834       28,996      5.29
                                                         ---------                                  ----------

Noninterest-bearing demand deposits...         71,157                                      66,121
Other noninterest-bearing liabilities.         16,998                                      17,832
Stockholders' equity..................         77,479                                      75,890
                                         ------------                                ------------

     Total liabilities and stockholders'
     equity...........................     $1,456,734                                  $1,256,677
                                           ==========                                  ==========

Excess of interest-earning assets over
     interest-bearing liabilities.....     $  137,594                                  $  119,477
                                          ===========                                  ==========

Net interest and dividend income......                   $  24,794                                  $   22,912
                                                         =========                                  ==========

Interest rate spread..................                                   3.00%                                     3.25%
                                                                         ====                                      ====

Net interest margin...................                                   3.51%                                     3.77%
                                                                         ====                                      ====

Net interest and dividend income to
     total average assets.............                                   3.44%                                     3.65%
                                                                         ====                                      ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale.

     Net interest income increased $879,000 between the second quarter of 1997 and 1996 and $1.9 million between the six months ended June 30, 1997 and 1996. This increase resulted from the growth of interest-earning assets which outpaced the growth of interest-bearing liabilities. The interest rate spread and margin decreased between both periods as a result of additional wholesale investment purchases as well as the impact of the ESOP note on pre-tax income.

     Prevailing economic conditions greatly influence net interest income and the levels of interest-earning assets and interest-bearing liabilities. Management anticipates a nominal increase in interest rates during the remainder of 1997. The projected interest rate environment in conjunction with the current asset/liability management strategies are anticipated to favorably impact net interest income.

     Provision for Loan Losses

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                                           Six Months Ended                Year Ended
                                                                            June 30, 1997               December 31, 1996
                                                                      ------------------------          -----------------
                                                                                       (Dollars in Thousands)

Beginning balance ............................................                 $24,740                         $24,167
Transfer from lease residual reserve .........................                                                     362
Provision for loan losses ....................................                   1,199                           2,015

Charge-offs:
     Residential real estate .................................                      66                             185
     Commercial real estate (1) ..............................                     400                             416
     Commercial...............................................                      70                             605
     Consumer (2) ............................................                     769                             880
                                                                             ---------                     -----------
        Total charge-offs.....................................                   1,305                           2,086
                                                                             ---------                      ----------

Recoveries:
     Residential real estate .................................                       1                              15
     Commercial real estate (1) ..............................                       2                               4
     Commercial ..............................................                      13                              15
     Consumer (2) ............................................                     108                             248
                                                                            ----------                      ----------
        Total recoveries .....................................                     124                             282
                                                                            ----------                      ----------

        Net charge-offs ......................................                   1,181                           1,804
                                                                             ---------                       ---------

Ending balance ...............................................                 $24,758                         $24,740
                                                                               =======                         =======

Net charge-offs to average gross loans outstanding, net
     of unearned income (3) ..................................                     .27%                            .22%
                                                                            ==========                      ==========

(1)  Includes commercial mortgages and construction loans.
(2)  Includes lease financings.
(3)  Ratio for the six months ended June 30, 1997 is annualized.

     The provision for loan losses increased by $125,000 between the three months ended June 30, 1997 and 1996, and $391,000 between comparable six month periods. These increases were due in part to loan growth and management's continuing review of the loan portfolio.

        Other Income

        Noninterest income increased $467,000 and $1.1 million between the three and six months ended June 30, 1997 and 1996. The majority of this increase resulted from service charges on deposits which grew $316,000 and $746,000 between comparable three and six month periods. This growth reflects the implementation of a new fee structure which began January 1, 1997.

     Other Expenses

     Noninterest expenses increased $518,000 and $523,000 between the three and six months ended June 30, 1997 and 1996. The general growth in noninterest expenses relates to the opening of two new branches and increased marketing and business development. The comparability between of periods of certain expense line items has been affected by the strategic technology alliance entered into on March 1, 1997 between WSFS and ALLTEL (the company that has been managing the Corporation's data processing for eight years). Under this five year agreement, ALLTEL, in addition to providing data processing, will also employ the on-site back office personnel and manage deposit and loan operation functions. As a result, certain costs, most of which would have been previously classified as salaries and personnel related expenses, are now classified as outsourced operations. The cost of outsourced operations for the three and six months ended June 30, 1997 were $647,000 and $862,000, respectively. Consequently, salaries declined $435,000 and $855,000 between the same periods. Other factors contributing to the rise in noninterest expenses include marketing expenses which increased $100,000 between the second quarter 1997 and 1996 and $210,000 between comparable six month periods. In addition, occupancy expenses increased $92,000 and $144,000 between the comparable three and six month periods, respectively. This rise resulted primarily from the opening of two branches in the second half of 1996.

     Management continues to review existing operations as well as other income opportunities in order to enhance earnings. Accordingly, other income and other expenses may fluctuate during the year.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109 which requires the recording of deferred income taxes for the tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the three and six months ended June 30, 1997 of $1.6 million and $3.5 million, respectively, compared to an income tax provision of $1.8 and $3.3 million for the same periods in 1996. The effective tax rates for the three and six months ended June 30, 1997 were 28% and 30%, respectively, compared to 35% and 34% for the same periods in 1996. This reduction in rates reflects the recognition in the financial statement of certain tax benefits which previously had an associated valuation reserve because it was deemed more likely than not that the benefits would not be recognized, and interest income from a loan which is partially excludable from income taxes.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

ACCOUNTING DEVELOPMENTS

    In March 1997 the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" (EPS). This statement, which supersedes APB Opinion No. 15, simplifies the standards for computing EPS and makes them comparable to international standards. SFAS No. 128 replaces the current "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

     SFAS No. 128 is effective for financial statements issued for the periods ending December 31, 1997. Early application is not permitted and once applied, prior period restatement is required. If this statement would have been in effect for these financial statements, the reported EPS would have been as follows:


                               For the three months           For the six months
                                  ended June 30,                ended June 30,
                              ---------------------           ------------------
                              1997             1996           1997          1996
                              ----             ----           ----          ----

    Earnings per share:
         Basic              $   .33       $    24            $.65         $.44
         Diluted                .33           .24             .65          .44

     In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income". According to the statement, all items of "comprehensive income" are to be reported in a "financial statement that is displayed with the same prominence as other financial statements". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Along with net income, examples of comprehensive income include foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, changes in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, and minimum pension liability adjustments. Currently, the comprehensive income of the Corporation would consist primarily of net income and unrealized holding gains and losses on available-for-sale securities. This statement becomes effective for fiscal years beginning after December 15, 1997.

     Additionally, in June 1997 the FASB adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, countries in which the entity earns revenues and holds assets, and major customers. This statement requires changes in disclosures and would not effect the financial condition of the Corporation. This statement becomes effective for fiscal years beginning after December 15, 1997.

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.
           (b) The following was reported under Other Events on Form 8-K, filed on April 25, 1997.

           On April 25, 1997, the registrant announced that the Board of Directors approved the repurchase of up to 10%, or 1,250,000 shares, of the outstanding common stock of the Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WSFS FINANCIAL CORPORATION





Date:  August 12, 1997         /s/      MARVIN N. SCHOENHALS
                               ------------------------------------
                                        Marvin N. Schoenhals
                               Chairman, President and Chief Executive Officer






Date:  August 12, 1997          /s/      R. WILLIAM ABBOTT
                               ----------------------------------
                                         R. William Abbott
                                        Executive Vice President and
                                           Chief Financial Officer