Form 10-Q
period 1997-09-30
WSFS FINANCIAL CORP
filed 1997-11-12
CIK 828944

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                              -------------------------------------------------

                                                         OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------


                        Commission File Number 0-16668
                                               -------

                          WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                             22-2866913
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


  838 Market Street, Wilmington, Delaware                      19899
  ----------------------------------------                 --------------
  (Address of principal executive offices)                   (Zip Code)


                                (302) 792-6000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1997:

Common Stock, par value $.01 per share                        12,442,339
--------------------------------------                   --------------------
      (Title of Class)                                   (Shares Outstanding)

                          WSFS FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX


                         PART I. Financial Information


                                                                                                          Page
                                                                                                          ----
Item 1.  Financial Statements
         --------------------
           Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 1997 and 1996 (Unaudited)......................................                3

           Consolidated Statement of Condition as of September 30, 1997
           (Unaudited) and December 31, 1996..................................................                4

           Consolidated Statement of Cash Flows for the Nine Months Ended
           September 30, 1997 and 1996 (Unaudited)............................................                5

           Notes to the Consolidated Financial Statements for the Three and Nine
           Months Ended September 30, 1997 and 1996 (Unaudited)...............................                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................                7
           -------------------------

                                             PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K.....................................................               16
         --------------------------------

Signatures....................................................................................               17


                          WSFS FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                                ------------------------       ----------------------
                                                                  1997            1996          1997            1996
                                                                 ------          ------        ------          ------
                                                                                       (Unaudited)
                                                              (Dollars in Thousands,  Except  Earnings Per Share Data)
Interest income:
     Interest and fees on loans .......................          $ 20,721        $19,145        $60,961         $57,269
     Interest on mortgage-backed securities ...........             6,357          5,239         20,050          14,346
     Interest and dividends on investment securities ..               710            685          1,963           1,635
     Other interest income ............................             2,813          1,283          6,678           5,010
                                                                 --------        -------        -------         -------
                                                                   30,601         26,352         89,652          78,260
                                                                 --------        -------        -------         -------
Interest expense:
     Interest on deposits .............................             7,950          7,870         23,522          23,444
     Interest on Federal Home Loan Bank advances ......             5,962          4,514         16,667          13,719
     Interest on federal funds purchased and securities
       sold under agreements to repurchase.............             3,002          1,762          9,153           4,120
     Interest on senior notes..........................               829            829          2,486           2,504
     Interest on other borrowed funds..................                98             80            270             264
                                                                 --------        -------        -------         -------
                                                                   17,841         15,055         52,098          44,051
                                                                 --------        -------        -------         -------

Net interest income....................................            12,760         11,297         37,554          34,209
Provision for loan losses..............................               660            477          1,859           1,285
                                                                 --------        -------        -------         -------
Net interest income after provision for loan losses ...            12,100         10,820         35,695          32,924
                                                                 --------        -------        -------         -------

Other income:
     Loan servicing fee income.........................               799            859          2,383           2,447
     Service charges on deposit accounts...............             1,175            739          3,316           2,134
     Securities gains (losses).........................                94           (331)            98            (408)
     Other income......................................               583            617          1,851           1,647
                                                                 --------        -------        -------         -------
                                                                    2,651          1,884          7,648           5,820
                                                                 --------        -------        -------         -------
Other expenses:
     Salaries and other compensation ..................             3,529          3,534          9,768          10,628
     Employee benefits and other personnel expenses ...               832            916          2,574           2,679
     Equipment expense ................................               362            313          1,040             945
     Data processing expense ..........................               591            595          1,771           1,761
     Occupancy expense ................................               688            634          2,055           1,857
     Marketing expense ................................               270            171            819             510
     Professional fees ................................               307            451            976           1,140
     Net costs of assets acquired through foreclosure .               127            277            754           1,104
     Outsourced operations ............................               647                         1,509
     Other operating expenses .........................             1,385          1,249          4,365           3,886
                                                                 --------        -------        -------         -------
                                                                    8,738          8,140         25,631          24,510
                                                                 --------        -------        -------         -------

Income before taxes....................................             6,013          4,564         17,712          14,234
Income tax provision (benefit).........................             1,733         (1,668)         5,195           1,652
                                                                 --------        -------        -------         -------

Net income.............................................          $  4,280        $ 6,232        $12,517         $12,582
                                                                 ========        =======        =======         =======

Earnings per share ....................................          $    .34        $   .45        $   .98         $   .88

Weighted average common and common equivalent shares
  outstanding .........................................        12,630,524     13,985,811     12,717,686      14,250,505



The accompanying notes are an integral part of these financial statements.
                                     -3-

                          WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CONDITION


                                                                                   September 30,      December 31,
                                                                                       1997               1996
                                                                                   -------------      ------------
                                                                                   (Unaudited)
                                                                                       (Dollars in Thousands)
Assets

Cash and due from banks................................................            $   20,651          $  24,651
Federal funds sold and securities purchased under agreements to resell.                49,500             25,400
Interest-bearing deposits in other banks...............................                 3,956              5,802
Investment securities held-to-maturity.................................                14,040             17,680
Investment securities available-for-sale...............................                30,034              1,253
Mortgage-backed securities held-to-maturity............................               302,704            313,329
Mortgage-backed securities available-for-sale..........................                51,562             51,923
Investment in reverse mortgages, net...................................                32,891             35,796
Loans held for sale....................................................                 2,214                758
Loans, net of allowance for loan losses of $25,722 at September 30, 1997
  and $24,740 at December 31, 1996.....................................               930,532            824,125
Stock in Federal Home Loan Bank of Pittsburgh, at cost.................                21,758             16,135
Assets acquired through foreclosure....................................                 2,302              6,441
Premises and equipment.................................................                 7,168              5,966
Accrued interest and other assets......................................                26,297             28,376
                                                                                   ----------         ----------

Total assets...........................................................            $1,495,609         $1,357,635
                                                                                   ==========         ==========

Liabilities and Stockholders' Equity

Liabilities:
Deposits...............................................................           $   737,792         $  744,886
Federal funds purchased and securities sold under agreements to repurchase            170,694            159,304
Federal Home Loan Bank advances........................................               435,152            322,699
Senior notes...........................................................                29,100             29,100
Other borrowed funds...................................................                11,877              7,816
Accrued expenses and other liabilities.................................                28,078             18,042
                                                                                   ----------         ----------
Total liabilities......................................................             1,412,693          1,281,847
                                                                                   ----------         ----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; 10%
    Convertible Preferred Stock, Series 1, 2,000,000 shares authorized; issued and outstanding, none at September 30, 1997 and December 31, 1996 .
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,604,948 at September 30, 1997 and 14,567,498 at December 31, 1996                  146                146
Capital in excess of par value.........................................                57,411             57,289
Net unrealized gains on securities available-for-sale, net of tax .....                   466                166
Retained earnings .....................................................                45,380             32,863
Treasury stock at cost, 2,162,609 shares at September 30, 1997 and 1,655,200
    shares at December 31, 1996 .......................................               (20,487)           (14,676)
                                                                                   ----------         ----------
Total stockholders' equity.............................................                82,916             75,788
                                                                                   ----------         ----------

Total liabilities and stockholders' equity.............................            $1,495,609         $1,357,635
                                                                                   ==========         ==========

The accompanying notes are an integral part of these financial statements.

                          WSFS FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Nine Months Ended September 30,
                                                                                       ----------------------------------
                                                                                           1997                  1996
                                                                                       -----------           ------------
                                                                                                    (Unaudited)
                                                                                             (Dollars in Thousands)
Operating activities:
    Net income .................................................................        $   12,517            $     12,582
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan losses ................................................             1,859                   1,285
      Provision for losses on assets acquired through foreclosure ..............                                       325
      Depreciation, accretion and amortization .................................             1,086                    (523)
      (Increase) decrease in accrued interest receivable and other assets ......             1,531                  (4,671)
      Origination of loans held for sale........................................           (18,289)                (23,857)
      Proceeds from loans held for sale.........................................            16,657                  26,908
      Increase in accrued interest payable and other liabilities................             9,526                   7,556
      Other, net ...............................................................            (2,901)                   (482)
                                                                                        ----------            ------------
Net cash provided by operating activities.......................................            21,986                  19,123
                                                                                        ----------              ----------

Investing activities:
    Net decrease in interest-bearing deposits in other banks ...................             1,846                   2,550
    Maturities of investment securities ........................................             5,020                   3,535
    Sales of investment securities available-for-sale ..........................            20,070                  25,825
    Sales of mortgage-backed securities available-for-sale .....................            13,229
    Purchases of investment securities held-to-maturity ........................               (46)
    Purchases of investment securities available-for-sale ......................           (49,922)                (54,615)
    Repayments of mortgage-backed securities held-to-maturity ..................            62,377                  36,474
    Repayments of mortgage-backed securities available-for-sale ................             5,075                     795
    Purchases of mortgage-backed securities held-to-maturity....................           (52,132)                (61,441)
    Purchases of mortgage-backed securities available-for-sale..................           (17,593)                (38,763)
    Repayments of reverse mortgages ............................................            14,277                   8,328
    Disbursements for reverse mortgages ........................................            (7,950)                 (9,102)
    Sale of loans...............................................................             2,895                   4,297
    Purchase of loans ..........................................................                                   (12,897)
    Net increase in loans ......................................................          (117,631)                (12,331)
    Net (increase) decrease in stock of Federal Home Loan Bank of Pittsburgh ...            (5,623)                    707
    Sales of assets acquired through foreclosure, net ..........................            11,532                   4,505
    Other, net..................................................................            (2,206)                 (1,372)
                                                                                        ----------             -----------

Net cash used for investing activities..........................................          (116,782)               (103,505)
                                                                                         ----------             ----------
Financing activities:
    Net increase in demand and savings deposits  ...............................             8,680                     484
    Net increase (decrease) in certificates of deposit and time deposits .......           (11,938)                 14,592
    Net increase in federal funds purchased and securities sold under
      agreements of repurchase..................................................            11,389                  64,998
    Receipts from additional borrowed funds ....................................           530,000                  55,000
    Repayments of other borrowed funds..........................................          (417,546)                (61,840)
    Issuance of common stock ...................................................               122                     153
    Extinguishment of senior notes .............................................                                      (750)
    Purchase of treasury stock .................................................            (5,811)                 (5,725)
                                                                                       -----------            ------------
Net cash provided by financing activities.......................................           114,896                  66,912
                                                                                        ----------            ------------
    Increase (decrease) in cash and cash equivalents ...........................            20,100                 (17,470)
    Cash and cash equivalents at beginning of period ...........................            50,051                  62,635
                                                                                       -----------            ------------
    Cash and cash equivalents at end of period .................................        $   70,151             $    45,165
                                                                                        ==========             ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the year .........................................        $   45,019             $    36,929
Cash paid (refunded) for income taxes...........................................            (1,542)                  4,568
Loans transferred to assets acquired through foreclosure .......................             5,812                   3,830
Net change in unrealized gains on securities available-for-sale, net of tax ....               300                     107
Assets acquired through foreclosure transferred to investments in real estate...                                     4,258

  The accompanying notes are an integral part of these financial statements.

                          WSFS FINANCIAL CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


1.    BASIS OF PRESENTATION

      WSFS Financial Corporation (the "Corporation") is the parent of Wilmington Savings Fund Society, FSB (the "Bank"). The consolidated financial statements for the three and nine months ended September 30, 1997 include the accounts of the parent company, the Bank and its wholly-owned subsidiaries, WSFS Credit Corporation, 838 Investment Group, Inc., Community Credit Corporation and Star States Development Company.

    The consolidated statement of condition as of September 30, 1997, the consolidated statement of operations for the three and nine months ended September 30, 1997 and 1996 and the consolidated statement of cash flows for the three and nine months ended September 30, 1997 and 1996 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior periods' financial statements to conform them to the September 30, 1997 presentation. The results of operations for the three and nine month periods ending September 30, 1997 are not necessarily indicative of the expected results for the full year ending December 31, 1997. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1996 Annual Report.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

      Financial Condition

      Total assets grew $138.0 million during the nine months ending September 30, 1997, to $1.5 billion. Asset growth included increases of $106.4 million in net loans, $25.1 million in investment securities and $18.3 million in cash and short-term investments. Loan growth included an increase of $53.3 million in leases, $35.9 million in commercial loans of and $21.2 million in consumer loans. Commercial loan growth was primarily attributable to a $35.5 million loan to refinance an existing employer stock ownership plan (ESOP) loan. This loan is secured by stock of the company and U.S. treasury securities. The growth in investment securities reflects purchases of $20.0 million in U.S. treasury securities and $10.0 million in government agency notes, partially offset by maturities of $5.0 million in municipal and corporate bonds. Asset growth was offset in part by a $11.0 million decline in mortgage-backed securities. This decrease resulted primarily from principal repayments and the sale of $12.7 million in GNMA securities, partially offset by the purchase of $69.8 million of high-quality collateralized mortgage obligations in the first quarter of 1997.

      Total liabilities increased $130.8 million between December 31, 1996, and September 30, 1997. This increase resulted primarily from additional borrowings of $127.9 million, of which $112.5 million were Federal Home Loan Bank advances. Partially offsetting these increases was a $7.1 million decline in deposits. Interest credited on deposits during the nine month period totaled $11.5 million for a net deposit outflow of $18.6 million.

    Capital Resources

    Stockholders' equity increased $7.1 million between December 31, 1996 and September 30, 1997. This increase reflects net income of $12.5 million for the first nine months of 1997 and a $300,000 increase in the net unrealized gains on securities available-for-sale. These increases to stockholders' equity were partially offset by the repurchase of 507,409 shares of treasury stock for $5.8 million. At September 30, 1997, the Corporation held 2,162,609 shares of its treasury stock at a cost of $20.5 million. A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of September 30, 1997 follows (dollars in thousands):

                                               Consolidated                   Regulatory
                                               Bank Capital                   Requirement                     Excess
                                         --------------------------   --------------------------      -------------------------
                                                      Percentage of                Percentage of                  Percentage of
                                         Amount          Assets       Amount          Assets          Amount         Assets
                                         ------          ------       ------          ------          ------         ------
Tangible Capital ...................      $100,226         6.72%       $22,359          1.50%         $77,867         5.22%
Core Capital .......................       100,827         6.76         59,648          4.00           41,179         2.76
Tier 1 Capital .....................       100,827        10.13         39,816          4.00           61,011         6.13
Risk-based Capital .................       106,763        10.73         79,633          8.00           27,130         2.73


    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At September 30, 1997, the Bank is classified as a "well capitalized" institution and is in compliance with all regulatory capital requirements.
Management anticipates that the Bank will continue to be classified as well-capitalized.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 5.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At September 30, 1997, the Bank's liquidity ratio was 8.1% compared to 8.0% at December 31, 1996. Additionally, the Corporation is required to maintain a reserve of 100% of the aggregate interest expense for 12 full calendar months on the $29.1 million of senior notes. The interest reserve requirement on the senior notes at September 30, 1997 was approximately $3.2 million.

NONPERFORMING ASSETS

     The table on the following page sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.



                                                                         September 30,          December 31,
                                                                             1997                   1996
                                                                         -------------          ------------
                                                                               (Dollars in Thousands)
Nonaccruing loans:
     Commercial ..............................................            $      662             $       550
     Consumer ................................................                   225                     224
     Commercial mortgages ....................................                 3,955                   3,243
     Residential mortgages ...................................                 3,471                   3,790
     Construction ............................................                 1,800                   3,529
                                                                          ----------              ----------

Total nonaccruing loans ......................................                10,113                  11,336
Nonperforming investments in real estate .....................                   989                   1,500
Assets acquired through foreclosure ..........................                 2,302                   6,441
                                                                          ----------              ----------

Total nonperforming assets ...................................            $   13,404             $    19,277
                                                                          ==========             ===========

Restructured loans ...........................................            $    4,740             $    10,967
                                                                          ==========             ===========

Past due loans:
     Residential mortgages ...................................            $      150             $       328
     Commercial and commercial mortgages .....................                   522                     832
     Consumer ................................................                   244                     510
                                                                          ----------              ----------

Total past due loans .........................................            $      916             $     1,670
                                                                          ==========             ===========

Ratios:
     Nonaccruing loans to total loans (1) ....................                  1.06%                   1.34%
     Allowance for loan losses to total gross loans (1).......                  2.61                    2.84
     Nonperforming assets to total assets ....................                   .90                    1.42

        (1) Excludes loans held for sale.

     Nonperforming assets decreased $5.9 million between December 31, 1996 and September 30, 1997. This decrease resulted from the sale of a $5.1 million asset acquired through foreclosure. Nonperforming investments in real estate declined $511,000 during the first nine months of 1997. This decrease resulted from the partial write-down of the Corporation's investment in undeveloped land, intended for single family housing. An analysis of the change in the balance of nonperforming assets is presented as follows:


                                                                    Nine Months Ended               Year Ended
                                                                   September 30, 1997           December 31, 1996
                                                                  --------------------          -----------------
                                                                                     (In Thousands)
Beginning balance.........................................              $   19,277                 $    23,403
     Additions ...........................................                  15,729                      11,010
     Collections/sales ...................................                 (20,449)                     (7,631)
     Transfers to accrual/restructured status ............                  (1,305)                     (2,194)
     Transfers to investment in real estate ..............                                              (5,619)
     Provisions, charge-offs, other adjustments...........                     152                         308
                                                                        ----------                 -----------

Ending balance ...........................................              $   13,404                 $    19,277
                                                                        ==========                 ===========

                                     -9-

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

INTEREST SENSITIVITY

     The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management as needed. At September 30, 1997, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitivity gap) by $16.9 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window declined to 97.7% at September 30, 1997 compared to 108.5% at December 31, 1996. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to a negative 1.13% from a positive 3.86% at December 31, 1996. The decrease was due primarily to the Corporation's continuing effort to effectively manage interest rate risk and ensure a favorable interest rate spread.


COMPARISON FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Results of Operations

     The Corporation reported net income of $4.3 million, or $0.34 per share for the three months ended September 30, 1997 as compared to $6.2 million, or $0.45 per share for the third quarter of 1996. Net income for the nine months ended September 30, 1997 was $12.5 million, or $0.98 per share compared to $12.6 million or $0.88 per share for the same period last year. The decrease in net income between quarters resulted from the recognition of a $3.4 million tax benefit in the third quarter of 1996. Excluding this benefit, net income grew 51% between quarters and 36% between comparable nine month periods.

     The higher level of pretax earnings for both the three and nine month periods reflects an increase in net interest income of $1.5 million and $3.3 million, respectively. Net interest income continues to be favorably affected by the growth in interest-earning assets and the reduction in nonperforming assets. Noninterest income increased $767,000 and $1.8 million between comparable three and nine month periods. This increase resulted primarily from changes in the deposit fee structure and net securities losses incurred in 1996 and not in 1997.

Noninterest expenses increased $598,000 and $1.1 million between the three and nine months ended September 30, 1997. Increases in the number of branches, marketing expenses and costs associated with stock appreciation rights adversely impacted noninterest expenses in 1997. These increases were partially offset by lower professional fees and the net costs of assets acquired through foreclosure.

     Net Interest Income

     The tables on the following two pages, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                   Three Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                            1997                                        1996
                                          ---------------------------------------       -----------------------------------
                                            Average                       Yield/         Average                    Yield/
                                            Balance        Interest       Rate(1)        Balance       Interest     Rate(1)
                                            -------        --------       -------        -------       --------     -------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............     $  578,624    $  12,773         8.83%        $   586,156   $   13,513      9.22%
     Commercial loans ................         64,638        1,368        10.18              28,473          717      9.85
     Consumer loans...................        298,418        6,542         8.70             212,932        4,872      9.10
                                           ----------    ---------                       ----------    ---------
       Total loans....................        941,680       20,683         8.92             827,561       19,102      9.23

Mortgage-backed securities (5)........        372,684        6,357         6.82             306,863        5,239      6.83
Loans held for sale (3)...............          2,005           38         7.58               2,359           43      7.29
Investment securities (5).............         44,066          710         6.44              43,315          685      6.33
Other interest-earning assets ........        103,876        2,813        10.60              77,954        1,283      6.58
                                           ----------    ---------                       ----------    ---------
     Total interest-earning assets....      1,464,311       30,601         8.44           1,258,052       26,352      8.38
                                                         ---------                                     ---------

Allowance for loan losses.............        (24,812)                                      (24,469)
Cash and due from banks...............         17,036                                        22,990
Other noninterest-earning assets......         36,633                                        42,554
                                           ----------                                    ----------

     Total assets.....................     $1,493,168                                    $1,299,127
                                           ==========                                    ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $   57,814          380         2.61         $    53,966          364      2.68
     Savings..........................        163,799        1,196         2.90             156,916        1,039      2.63
     Time.............................        446,692        6,374         5.66             458,130        6,467      5.62
                                           ----------    ---------                      -----------    ---------
       Total interest-bearing deposits        668,305        7,950         4.72             669,012        7,870      4.68

FHLB advances.........................        406,812        5,962         5.81             306,554        4,514      5.86
Senior notes..........................         29,100          829        11.39              29,100          829     11.39
Other borrowed funds..................        211,486        3,100         5.86             128,713        1,842      5.72
                                          -----------    ---------                      -----------    ---------
     Total interest-bearing liabilities     1,315,703       17,841         5.42           1,133,379       15,055      5.31
                                                         ---------                                     ---------

Noninterest-bearing demand deposits...         72,726                                        67,571
Other noninterest-bearing liabilities.         22,576                                        20,321
Stockholders' equity..................         82,163                                        77,856
                                          -----------                                    ----------

     Total liabilities and stockholders'
     equity...........................     $1,493,168                                    $1,299,127
                                           ==========                                    ==========

Excess of interest-earning assets over
     interest-bearing liabilities.....    $   148,608                                    $  124,673
                                          ===========                                    ==========

Net interest and dividend income......                   $  12,760                                    $   11,297
                                                         =========                                    ==========

Interest rate spread..................                                     3.02%                                      3.07%
                                                                           ====                                       ====

Net interest margin...................                                     3.57%                                      3.59%
                                                                           ====                                       ====

Net interest and dividend income to
     total average assets.............                                     3.50%                                     3.48%
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

                                                                   Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                            1997                                        1996
                                          ---------------------------------------       -----------------------------------
                                            Average                       Yield/         Average                    Yield/
                                            Balance        Interest       Rate(1)        Balance       Interest     Rate(1)
                                            -------        --------       -------        -------       --------     -------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............     $  583,183    $  39,572       9.05%            586,411   $   40,830      9.28%
     Commercial loans ................         51,540        3,269       9.93              26,627        1,980      9.77
     Consumer loans...................        273,393       18,020       8.81             205,716       14,215      9.23
                                            ---------    ---------                     ----------    ---------
       Total loans....................        908,116       60,861       9.03             818,754       57,025      9.29

Mortgage-backed securities (5)........        391,204       20,050       6.83             285,063       14,346      6.71
Loans held for sale (3)...............          1,629          100       8.18               4,456          244      7.30
Investment securities (5).............         41,380        1,963       6.33              33,813        1,635      6.45
Other interest-earning assets ........         98,368        6,678       8.95              88,239        5,010      7.57
                                            ---------    ---------                     ----------    ---------
     Total interest-earning assets....      1,440,697       89,652       8.35           1,230,325       78,260      8.48
                                                         ---------                                   ---------

Allowance for loan losses.............        (24,762)                                    (24,490)
Cash and due from banks...............         17,059                                      23,331
Other noninterest-earning assets......         36,018                                      41,764
                                           ----------                                  ----------

     Total assets.....................     $1,469,012                                  $1,270,930
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $   57,881        1,130       2.61         $    54,699        1,064      2.60
     Savings..........................        160,957        3,368       2.80             157,220        3,049      2.59
     Time.............................        452,137       19,024       5.63             455,831       19,331      5.66
                                            ---------    ---------                     ----------    ---------
       Total interest-bearing deposits        670,975       23,522       4.69             667,750       23,444      4.69

FHLB advances.........................        381,560       16,667       5.84             310,907       13,719      5.89
Senior notes..........................         29,100        2,486      11.39              29,303        2,504     11.39
Other borrowed funds..................        217,756        9,423       5.77             101,144        4,384      5.78
                                           ----------    ---------                     ----------    ---------
     Total interest-bearing liabilities     1,299,391       52,098       5.35           1,109,104       44,051      5.30
                                                         ---------                                   ---------

Noninterest-bearing demand deposits...         71,685                                      66,608
Other noninterest-bearing liabilities.         18,878                                      18,668
Stockholders' equity..................         79,058                                      76,550
                                           ----------                                  ----------

     Total liabilities and stockholders'
     equity...........................     $1,469,012                                  $1,270,930
                                           ==========                                  ==========

Excess of interest-earning assets over
     interest-bearing liabilities.....    $   141,306                                  $  121,221
                                          ===========                                  ==========

Net interest and dividend income......                   $  37,554                                  $   34,209
                                                         =========                                  ==========

Interest rate spread..................                                   3.00%                                     3.18%
                                                                         ====                                      ====

Net interest margin...................                                   3.53%                                     3.71%
                                                                         ====                                      ====

Net interest and dividend income to
     total average assets.............                                   3.46%                                     3.59%
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

     Net interest income increased $1.5 million between the third quarter of 1997 and 1996 and $3.3 million between the nine months ended September 30, 1997 and 1996. This increase resulted from the growth of interest-earning assets which outpaced the growth of interest-bearing liabilities. The interest rate spread and margin decreased between both periods as a result of additional wholesale investment purchases.

     Prevailing economic conditions greatly influence net interest income and the levels of interest-earning assets and interest-bearing liabilities. The projected interest rate environment in conjunction with the current asset/liability management strategies are anticipated to favorably impact net interest income.

     Provision for Loan Losses

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                                          Nine Months Ended                Year Ended
                                                                         September 30, 1997             December 31, 1996
                                                                         ------------------             -----------------
                                                                                       (Dollars in Thousands)

Beginning balance ............................................                 $24,740                         $24,167
Transfer from lease residual reserve .........................                                                     362
Reclass from allowance for losses on foreclosed assets .......                     848
Provision for loan losses ....................................                   1,859                           2,015

Charge-offs:
     Residential real estate .................................                     193                             185
     Commercial real estate (1) ..............................                     480                             416
     Commercial...............................................                      83                             605
     Consumer (2) ............................................                   1,222                             880
                                                                               -------                         -------
        Total charge-offs.....................................                   1,978                           2,086
                                                                               -------                         -------

Recoveries:
     Residential real estate .................................                       1                              15
     Commercial real estate (1) ..............................                      29                               4
     Commercial ..............................................                      19                              15
     Consumer (2) ............................................                     204                             248
                                                                               -------                         -------
        Total recoveries .....................................                     253                             282
                                                                               -------                         -------

        Net charge-offs ......................................                   1,725                           1,804
                                                                               -------                         -------

Ending balance ...............................................                 $25,722                         $24,740
                                                                               =======                         =======

Net charge-offs to average gross loans outstanding, net
     of unearned income (3) ..................................                     .25%                            .22%
                                                                               =======                         =======

(1) Includes commercial mortgages and construction loans.
(2) Includes lease financings.
(3) Ratio for the nine months ended September 30, 1997 is annualized.

     The provision for loan losses increased by $183,000 between the three months ended September 30, 1997 and 1996, and $574,000 between comparable nine month periods. These increases were due in part to loan growth and management's continuing review of the loan portfolio.

     Other Income

     Noninterest income increased $767,000 and $1.8 million between the three and nine months ended September 30, 1997. The majority of this increase resulted from service charges on deposits which grew $436,000 and $1.2 million between the respective three and nine month periods. This growth reflects the implementation of a new fee structure which began January 1, 1997. In addition the third quarter of 1996 included a loss of $353,000 on the disposition of a fund, classified as an investment available-for-sale, which invested in adjustable-rate government securities.

     Other Expenses

     Noninterest expenses increased $598,000 and $1.1 million between the three and nine months ended September 30, 1997 and 1996. The majority of this increase resulted from expenses associated with stock appreciation rights which increased $701,000 and $1.3 million between comparable three and nine month periods.

     The comparability between periods of certain expense line items has been affected by the strategic technology alliance entered into on March 1, 1997 between WSFS and ALLTEL (the company that has been managing the Corporation's data processing for eight years). Under this five year agreement, ALLTEL, in addition to providing data processing, will also employ the on-site back office personnel and manage deposit and loan operation functions. As a result, certain costs, most of which would have been previously classified as salaries and personnel related expenses, are now classified as outsourced operations. The cost of outsourced operations for the three and nine months ended September 30, 1997 were $647,000 and $1.5 million, respectively. Salaries, less the above mentioned expenses associated with stock appreciation rights, declined $706,000 and $2.2 million between the same periods.

     Management continues to review existing operations as well as other income opportunities in order to enhance earnings. Accordingly, other income and other expenses may fluctuate during the year.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109 which requires the recording of deferred income taxes for the tax consequences of "temporary differences". The Corporation recorded a provision for income taxes of $1.7 million and $5.2 million during the three and nine months ended September 30, 1997. This compares to a $1.7 million income tax benefit for the third quarter of 1996 and $1.7 million income tax provision for the nine months ended September 30, 1996. The respective three and nine month periods in 1996 included a $3.4 million tax benefit resulting from the merger of Providential into WSFS. As a result of this merger, certain Providential tax benefits which were previously offset by a valuation allowance have become recognizable by WSFS because of the ability to offset future taxable income of the Corporation with the net operating carryforwards. The effective tax rate in 1997 was also favorably impacted by the ESOP loan discussed earlier, interest income on which is 50% excludable from federal income taxes.

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

     SFAS No. 128 is effective for financial statements issued for the periods ending December 31, 1997. Early application is not permitted and once applied, prior period restatement is required. If this statement would have been in effect for these financial statements, the reported EPS would have been as follows:


                              For the three months        For the nine months
                              ended September 30,          ended September 30,
                              -------------------          -------------------
                              1997         1996           1997            1996
                              ----         ----           ----            ----
   Earnings per share:
        Basic                 $ .34        $ .45          $  .98          $.88
        Diluted                 .34          .45             .98           .88

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

     Additionally, in June 1997, the FASB adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, countries in which the entity earns revenues and holds assets, and major customers. This statement requires changes in disclosures only and would not effect the financial condition of the Corporation. This statement becomes effective for fiscal years beginning after December 15, 1997.

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) None.
           (b) No current reports on Form 8-K were filed during the quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WSFS FINANCIAL CORPORATION




                                           /s/ MARVIN N. SCHOENHALS
Date:  November 11, 1997         -----------------------------------------------
                                               Marvin N. Schoenhals
                                 Chairman, President and Chief Executive Officer





                                            /s/ R. WILLIAM ABBOTT
Date:  November 11, 1997         -----------------------------------------------
                                               R. William Abbott
                                         Executive Vice President and
                                             Chief Financial Officer