Form 10-K
period 1997-12-31
WSFS FINANCIAL CORP
filed 1998-03-27
CIK 828944

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from to

                         Commission file number 0-16668

                        --------------------------------

                           WSFS FINANCIAL CORPORATION
                        --------------------------------



         Delaware                                  2-2866913
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification Number)


838 Market Street, Wilmington, Delaware                     19899
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing prices of the registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation System as of March 13, 1998 was $181,981,202. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 5% of the outstanding shares.

   As of March 13, 1998, there were issued and outstanding 12,464,479 shares of the registrant's common stock.
                         -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998 are incorporated by reference in Part III hereof.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                     Part I
                                                                                                   Page

Item 1. Business  ..............................................................................     3

Item 2. Properties  ............................................................................    22

Item 3. Legal Proceedings.......................................................................    23

Item 4. Submission of Matters to a Vote of Security Holders.....................................    23

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder  Matters..................    24

Item 6. Selected Financial Data.................................................................    25

Item 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................................    26

Item 8. Financial Statements and Supplementary Data.............................................    44

Item 9. Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure................................................................    84

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.....................................    84

Item 11. Executive Compensation.................................................................    84

Item 12. Security Ownership of Certain Beneficial Owners and Management.........................    84

Item 13. Certain Relationships and Related Transactions.........................................    84


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    85

Signatures......................................................................................    87

                                     PART I

Item 1.  Business

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially, all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the Bank or WSFS), the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits acquired in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily with retail deposits and borrowings. The banking operations of WSFS are presently conducted from 16 retail banking offices located in the Wilmington and Dover, Delaware areas. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

         Additional subsidiaries of the Bank include WSFS Credit Corporation
(WCC), which is engaged primarily in indirect motor vehicle leasing; 838 Investment Group, Inc., which markets various insurance products and securities through the Bank's branch system; and Community Credit Corporation (CCC), which specializes in consumer loans secured by first and second mortgages. An additional subsidiary, Star States Development Company (SSDC), is currently inactive with the exception of one remaining parcel of land which is expected to be sold in the second quarter of 1998. In November 1994, the Bank acquired Providential Home Income Plan, Inc. (Providential), a San Francisco, California-based reverse mortgage lender. The management and operations of Providential were later merged into the Bank in November 1996.

         As a federally chartered savings institution, the Bank is subject to extensive regulation by the Office of Thrift Supervision (OTS), the FDIC and the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. See the "Regulation" section for a further discussion of certain of these regulatory requirements.

         During the 1980's, the Bank pursued an aggressive growth and diversification strategy, acquiring the largest real estate brokerage business in Delaware, B. Gary Scott, Inc. in 1985, a Maryland automobile fleet leasing company, Anderson Leasing, Inc. in 1988 and Fidelity Federal Savings and Loan Association (Fidelity Federal or Association) in 1990. In addition, the Bank significantly increased its exposure to commercial real estate, both as a lender and as an equity participant through its real estate development subsidiary. As a result of operating losses related to deterioration in the Company's loan portfolios, real estate investments and acquisitions, the Bank failed to meet certain regulatory capital requirements and the Board of Directors reorganized management by terminating several executive officers and appointing a new chairman of the board who was directed to head a search committee for new management. The Company took a number of steps to address the asset quality and capital problems that resulted from this previous business strategy. Consistent with these goals, the Company undertook an extensive restructuring during 1991. This included the sales of loans, investment securities, mortgage servicing rights, certain real estate, subsidiary operations and the deposit accounts of eight branches. During 1992 and 1993, the Company's earnings stabilized as the economy began to improve and interest rates declined. In 1992, the Company completed an offering of convertible preferred stock which increased capital by $11.8 million and was converted to common stock in 1994. Such funds were utilized to recapitalize the Bank. In December 1993, the Company completed a private placement of $32.0 million in 11% Senior Notes to provide funds for an additional capital infusion into the Bank. As a result of this capital infusion, the Bank was in compliance with all applicable capital requirements and it was released from the Capital Directive on December 29, 1993. The Bank's improved capital position has also allowed the Company to undertake an expansion of its business activities. During 1994, the Bank formed a new consumer finance subsidiary specializing in second mortgage lending and acquired Providential Home Income Plan, Inc. an originator of reverse annuity mortgages.

         During 1995, the Corporation's subsidiary, Fidelity Federal, completed the sale of its deposits and certain real estate of four branches which allowed the Corporation to further focus on its primary market area and continue to enhance capital. As a result of the sale, the Bank recognized a gain of $12.4 million, net of taxes and a supplemental contribution to the Corporation's 401(k) Plan. The Association's remaining operations were merged into the Bank in November 1995. The Corporation recorded total earnings of $27.0 million in 1995 of which $14.6 million was from core operations. Both amounts represented new record earnings levels in the Corporation's 164-year history.

         Earnings for the years ending December 31, 1997 and 1996 were both $16.4 million. Net income for each of the years in the five-year period ended December 31, 1997 included the recognition of tax benefits. Excluding the one-time net gain on the sale of the Association's deposits, income before taxes increased $7.3 million from 1995 to 1996 and $3.4 million from 1996 to 1997.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

         Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in "Results of Operations" included in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are incorporated herein by reference.

INVESTMENT ACTIVITIES

         Purposes of the Company's short-term investment portfolio are to provide collateral for borrowings and to meet liquidity requirements. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                    December 31,
                                              ------------------------------------------------------------
                                                     1997                  1996              1995
                                              ------------------    ------------------   ---------------
                                                         Percent               Percent           Percent
                                                           of                    of                of
                                                Amount   Assets     Amount     Assets   Amount   Assets
                                              ---------  -------    ------     -------  ------   ---------
                                                                    (Dollars In Thousands)
Held-to-Maturity:

Corporate bonds.............................   $12,030    1.0%     $15,038      1.1%   $16,748    1.4%
U.S. Government and agencies................    15,000    0.8
State and political subdivisions ...........     1,534    0.1        2,642      0.2      5,542    0.4
Other investments ..........................                                                88
                                              --------  ------      -------    -----   -------   -----
                                                28,564    1.9       17,680      1.3     22,378    1.8
                                              --------  ------      -------    -----   -------   -----
Available-for-Sale:

U.S. Government and agencies................    50,091    3.3
State and political subdivisions............                         1,253      0.1        891    0.1
Other investments ..........................                                             5,503    0.4
                                              --------  ------      -------    -----   -------   -----
                                                50,091    3.3        1,253      0.1      6,394    0.5
                                              --------  ------      -------    -----   -------   -----

Short-term investments:

Federal funds sold and securities purchased
 under agreements to resell..............       25,279    1.7       25,400      1.9     31,500    2.6
Interest-bearing deposits in other banks (1)    28,892    1.9        5,702      0.4      4,568    0.4
                                              --------  ------      -------    -----   -------   -----
                                                54,171    3.6       31,102      2.3     36,068    3.0
                                              --------  ------      -------    -----   -------   -----
                                              $132,826    8.8%     $50,035      3.7%   $64,840    5.3%
                                              ========  ======      =======    =====   =======   =====

(1) Interest-bearing deposits in other banks do not include deposits with a maturity greater than one year.


         In 1997, the Bank purchased $105 million in U.S. Government securities, of which $90 million was classified as available-for-sale. Of these securities, $40 million were sold in 1997. The reduction of corporate and political subdivision bonds since 1995 has been primarily due to maturities and calls. Also, the state and political subdivision bonds classified as available-for-sale in 1996 were reclassified as held-to-maturity in 1997, as there is no active market for these securities. In 1996, the Bank purchased and sold $55 million in U.S. Government securities. Other investments classified as available-for-sale were sold in the amount of $6 million.

         The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 1997. Substantially all of the related interest and dividends represent taxable income. Yields on tax-exempt investments are calculated on the basis of actual yields and not on a tax-equivalent basis, since the effect of the equivilization is immaterial.

                                                                           At December 31, 1997
                                                                          ---------------------
                                                                          Amount         Yield
                                                                          ------         ------
                                                                           (Dollars in Thousands)
  Held-to-Maturity:

  Corporate bonds:
    Within one year.......................................................  $   500      6.41%
    After one but within five years.......................................    3,934      7.06
    After five but within ten years.......................................    3,137      6.92
    After ten years.......................................................    4,459      6.94
                                                                            --------
                                                                             12,030      6.95
                                                                            --------

  U.S. Government and agencies:
    After one but within five years ......................................   15,000      6.08
                                                                            --------
  State and political subdivisions (1):
    Within one year.......................................................       65      5.05
    After ten years.......................................................    1,469      7.61
                                                                            --------

                                                                              1,534      7.50
                                                                            --------


  Total debt securities, held-to-maturity.................................   28,564      6.53
                                                                            --------

  Available-for-Sale:

  U.S. Government and agencies:
    Within one year ......................................................   20,031      5.59
    After one but within five years.......................................   30,060      6.11
                                                                            --------
                                                                             50,091      5.90
                                                                            --------

  Short-term investments:

    Interest-bearing deposits in other banks..............................   28,892      5.76
    Federal funds sold and securities purchased under agreements to resell   25,279      6.15
                                                                            --------
  Total short-term investments............................................   54,171      5.94
                                                                            --------
                                                                           $132,826      6.05%
                                                                            ========

  (1) Yields on state and political subdivisions are not calculated on a tax-equivalent basis since the effect would be immaterial.

         In addition to the foregoing investment securities, the Company has maintained an investment portfolio of mortgage-backed securities, which increased dramatically after 1993 as the Company implemented investment growth strategies during subsequent years. Purchases of mortgage-backed securities, specifically collateralized mortgage obligations, in 1997 totalled $79 million, of which $27 million was classified as available-for-sale and $52 million was classified as held-to-maturity. The Bank also sold $13 million in GNMA mortgage-backed securities. Reductions in the other categories, for all years, were due to principal repayments.

         The following table sets forth the book values of mortgage-backed securities and their related weighted average stated rates at the end of the last three fiscal years.

                                                                               December 31,
                                              -------------------------------------------------------------------------
                                                      1997                     1996                         1995
                                              -------------------      ----------------------       -------------------
                                                                        (Dollars in Thousands)

                                                 Stated                    Stated                   Stated
                                                 Amount        Rate        Amount       Rate        Amount        Rate
                                              ------------    ------       --------      -----     --------      ------
Held-to-Maturity:
Collateralized mortgage obligations.........    $151,982       7.30%       $165,516      7.38%     $ 72,222       7.72%
GNMA .......................................       1,299       7.16           1,496      7.16         1,697       7.03
FHLMC.......................................      53,822       6.17          63,223      6.18        73,197       6.22
FNMA........................................      53,134       6.26          62,754      6.26        72,590       6.30
Other.......................................      12,663       7.50          20,340      8.07            21      13.25
                                              ------------    ------       --------      -----     --------      ------
                                                $272,900       6.88%       $313,329      6.96%     $219,727       6.80%
                                              ============    ======       ========      =====     ========      ======

Available-for-Sale:

Collateralized mortgage obligations ........    $ 57,374       7.26%       $ 37,482      7.44%
GNMA........................................                                 14,441      6.15      $ 17,405       6.44%
                                              ------------    ------       --------      -----     --------      ------
                                                $ 57,374       7.26%       $ 51,923      7.08%     $ 17,405       6.44%
                                              ============    ======       ========      =====     ========      ======


CREDIT EXTENSION ACTIVITIES

         Traditionally, the majority of a typical thrift institution's loan portfolio has consisted of first mortgage loans on residential properties. However, as a result of various legislative and regulatory changes since 1980, the commercial and consumer lending powers of the Bank increased substantially. Consequently, the Bank initiated a diversification strategy in fiscal year 1984 which included a significant increase in commercial real estate lending. Commercial real estate lending was temporarily discontinued in 1990 and only originations required by previous funding commitments were made. In 1994, the Bank began to originate small business and commercial real estate loans in its primary market area. The Bank's current lending activity is concentrated on lending to consumers and small businesses in the Mid-Atlantic Region of the United States.

         The following table sets forth the composition of the Corporation's loan/lease portfolio by type of loan/lease at each of the dates indicated. Other than as disclosed below, the Company had no concentrations of loans/leases exceeding 10% of total loans/leases at December 31, 1997:




                                                                                               December 31,
                                              ------------------------------------------------------------------
                                                     1997                  1996                   1995
                                              ---------------           ---------------        -----------
                                               Amount     Percent    Amount     Percent     Amount     Percent
                                              --------     ------   --------    ------     --------      -----
                                                                              (Dollars in Thousands)

Residential real estate (1)...............    $287,349      30.7%   $279,060     33.8%     $276,926      35.0%
Commercial real estate:...................
Commercial mortgage.......................     238,533      25.5     278,935     33.8       293,979      37.1
Construction..............................      12,553       1.3      27,056      3.3        29,959       3.8
                                              --------     ------   --------    ------     --------      -----
 Total commercial real estate.............     251,086      26.8     305,991     37.1       323,938      40.9
Commercial................................      94,686      10.1      28,602      3.5        23,894       3.0
Consumer..................................     159,432      17.0     135,552     16.4       114,265      14.4
Finance leases............................                            60,985      7.4        98,840      12.5
                                              --------     ------   --------    ------     --------      -----
Gross loans...............................     792,553      84.6     810,190     98.2       837,863     105.8

Less:
Unearned income...........................       3,240       0.3      13,102      1.6        21,512       2.7
Allowance for loan losses.................      24,850       2.7      24,241      2.9        24,167       3.1
                                              --------     ------   --------    ------     --------      -----
 Net loans................................     764,463      81.6     772,847     93.7       792,184     100.0
                                              --------     ------   --------    ------     --------      -----
Vehicles under operating leases, net......     172,115      18.4      52,036      6.3
                                              --------     ------   --------    ------     --------      -----
Net loans and vehicles under operating
leases....................................    $936,578     100.0%   $824,883    100.0%     $792,184     100.0%
                                              ========     ======   =========   ======     ========     =====


RESTUBBED




                                              -------------------------------------------
                                                       1994                   1993
                                                    ---------              ----------
                                                 Amount     Percent     Amount    Percent
                                                --------    ------     --------   -------


Residential real estate (1)...............      $260,442     36.6%     $235,213     34.2%
Commercial real estate:...................
Commercial mortgage.......................       259,112     36.6       273,375     39.8
Construction..............................        25,603      3.6        28,978      4.2
                                                --------    ------     --------    ------
 Total commercial real estate.............       284,715     40.2       302,353     44.0
Commercial................................        25,188      3.5        21,276      3.0
Consumer..................................        91,182     12.8        93,845     13.7
Finance leases............................        89,095     12.5        72,941     10.6
                                                --------    ------     --------    ------
Gross loans...............................       750,622    105.6       725,628    105.5

Less:
Unearned income...........................        18,146      2.6        14,523      2.1
Allowance for loan losses.................        21,700      3.0        23,613      3.4
                                                --------    ------     --------    ------
 Net loans................................        710,776   100.0       687,492    100.0
                                                --------    ------     --------    ------
Vehicles under operating leases, net......
                                                --------    ------     --------    ------
Net loans and vehicles under operating
leases....................................       $710,776   100.0%      $687,492   100.0%
                                                 ========   =====       ========   ======



(1)  Includes $2,222, $773, $4,401, $257, and $1,965 of residential mortgage loans held-for-sale at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

         The following table sets forth information as of December 31, 1997 regarding the dollar amount of loans and leases maturing in the Company's portfolios, including scheduled repayments of principal, based on contractual terms to maturity. In addition, the table sets forth the dollar amount of loans maturing during the indicated periods, based on whether the loan has a fixed- or adjustable-rate as well as leases maturing during the indicated periods. Loans and leases having no stated maturity or repayment schedule are reported in the one year or less category.

                                              Less than   One to      Over
                                              One Year    Five Years  Five Years  Total
                                              --------    ----------  ----------  -----
                                                           (In Thousands)

Real estate loans (1).....................   $ 63,056    $176,450    $284,154     $523,660
Construction loans........................     11,065       1,469          19       12,553
Commercial loans..........................     20,349      28,923      45,414       94,686
Consumer loans ...........................     56,029      70,647      32,756      159,432
                                             --------    --------    --------     --------
                                             $150,499    $277,489    $362,343     $790,331
                                             ========    ========    ========     ========
Rate sensitivity:
  Fixed...................................   $ 51,771    $130,238    $153,871     $335,880
  Adjustable                                   98,728     147,251     208,472      454,451
                                              -------    --------    --------     --------
                                              150,499     277,489     362,343      790,331
                                             --------    --------    --------     --------
Vehicles under operating leases, net           33,228     138,887                  172,115
                                             --------    --------    --------     --------
Gross loans and net operating leases         $183,727    $416,376    $362,343     $962,446
                                             ========    ========    ========     ========

(1) Includes commercial mortgage loans; does not include loans held-for-sale.


         The above schedule does not include any prepayment assumptions. Although prepayments tend to be highly dependent upon the current interest rate environment, management believes that the actual repricing and maturity of the loan and lease portfolio is significantly shorter than is reflected in the above table as a result of prepayments.

         Residential Real Estate Lending. WSFS originates residential mortgage loans with loan-to-value ratios up to 95%; however, the Bank generally requires private mortgage insurance for up to 30% of the mortgage amount on mortgage loans whose loan-to-value ratio exceeds 80%. The Bank does not have any significant concentrations of such insurance with any one insurer. On a limited basis, the Bank originates loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 1997, the balance of all such loans was approximately $17.1 million of which $7.9 million related to lending intended to satisfy the requirements of the Community Reinvestment Act. Generally, residential mortgage loans originated or purchased are underwritten and documented in accordance with standard underwriting criteria published by FHLMC to assure maximum eligibility for subsequent sale in the secondary market; however, unless loans are specifically designated for sale, the Company holds newly originated loans in portfolio for long-term investment. Among other things, title insurance is required, insuring the priority of its lien, and fire and extended coverage casualty insurance for the properties securing the residential loans. All properties securing residential loans made by the Bank are appraised by independent appraisers selected by the Bank and subject to review in accordance with Bank standards.

         The majority of residential real estate adjustable-rate loans currently originated have interest rates that adjust every year, with the change in rate limited to two percentage points at any adjustment date. The adjustments are generally based upon a margin (currently 2.75 percent) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board. Generally, the maximum rate on these loans is up to six percent above the initial interest rate. The Bank generally underwrites adjustable-rate loans under standards consistent with private mortgage insurance and secondary market criteria. The Bank does not originate adjustable-rate mortgages with payment limitations that could produce negative amortization. Consistent with industry practice in its market area, the Bank has originated adjustable-rate mortgage loans with initially discounted interest rates. All such loans are underwritten at the fully-indexed rate.

         The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps mitigate the Bank's risk to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate mortgages will adjust sufficiently to compensate for increases in the Bank's cost of funds during periods of extreme interest rate increases.

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

         Commercial Real Estate and Commercial Lending. As a federal savings bank, the Bank is permitted to invest up to 400% of its consolidated capital in nonresidential real estate loans and up to 20% of its assets in commercial loans. Prior to 1994, the Bank had been operating under a Capital Plan and was subject to the terms and conditions of a Capital Directive. Consequently, WSFS had discontinued the origination of commercial real estate loans other than renewal of performing loans or funding outstanding commitments. Beginning in 1994, after the Plan and Directive were lifted, the Bank began to originate small business commercial and real estate loans in its primary market area.

         WSFS has offered commercial real estate mortgage loans on multi-family and other commercial real estate. Generally, loan-to-value ratios for such loans do not exceed 80% of appraised value at origination. As a result of subsequent changes in the real estate market, however, current loan-to-value ratios on certain loans could effectively be in excess of 80%.

         Prior to the restrictions noted above, the Bank offered commercial construction loans to developers. These loans were made as "construction/permanent" loans, which provided for disbursement of loan funds during construction and automatic conversion to permanent loans upon completion of construction. Such construction loans were made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate and adjusted periodically as the Bank's prime rate changed. The loan appraisal process includes the same criteria as required for permanent mortgage loans as well as completed plans, specifications, comparables and cost estimates. These items are used, prior to approval of the credit, as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals are to be reviewed independently of the commercial lending area. Generally, the loan-to-value ratio for construction loans does not exceed 80%. The initial interest rate on the permanent portion of the financing is determined based upon the prevailing market rate at the time of conversion to the permanent loan. At December 31, 1997, $19.6 million was committed for construction loans, of which $12.6 million had been disbursed.

         The Bank's commercial lending, excluding real estate loans, includes loans for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes. These loans generally range in amounts up to approximately $4.9 million, and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to the Bank's prime rate or LIBOR at the time of closing. The Bank intends to continue originating commercial loans to small businesses in its market area.

         Commercial, commercial mortgages and construction lending entail significant risk as compared with residential mortgage lending. These loans typically involve larger loan balances concentrated in single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the commercial real estate market or in the economy generally. The majority of the Bank's commercial and commercial real estate loans is concentrated in Delaware and surrounding areas. Construction loans involve risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which, due to various factors, is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to accurately estimate the total loan funds required to complete a project and/or determine the related loan-to-value ratios.

         Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25%, if the additional incremental 10% is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. A single large extension of credit by the Bank would be limited by this 15% of capital restriction, except if the extension of credit would be fully or partially secured by U.S. treasury securities. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. In April 1997, the bank originated a $35.5 million loan to refinance an employee stock ownership plan ("ESOP") loan of a company. Approximately 80% of the loan is secured by discounted U.S. treasury securities. The portion of the loan that is secured by U.S. treasury securities is exempt from the above lending limits. At December 31, 1997, no borrower had collective outstandings exceeding the above limits.

         Consumer Lending. Consumer loans (not including certain consumer loans such as home equity lines of credit and other residential real estate secured loans) may be made in an amount up to 35% of the Bank's assets. The Company intends to emphasize consumer lending in the future as a means of enhancing portfolio yields and capitalizing on existing customer relationships.

         The primary consumer credit products, excluding leases, of the Company are equity secured installment loans and home equity lines of credit. With a home equity line of credit the borrower is granted a line of credit up to 100% of the appraised value (net of any senior mortgages) of the residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time. At December 31, 1997, the Bank had extended a total of $87.1 million in home equity lines of credit, of which $31.1 million had been drawn at the date. Home equity lines of credit offer federal income tax advantages (in certain circumstances the interest paid on a home equity loan remains deductible) and the convenience of checkbook access and revolving credit features. Over the past few years, however, home equity lines of credit have decreased as low interest rates offered on first and second mortgage loans have enabled consumers to refinance their mortgages and consolidate debt. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave it inadequately secured, the Company has not had any significant adverse experience to date.

         Since 1988, the focus of WSFS Credit Corporation (WCC), formerly Star States Leasing Corporation, has been to finance leases indirectly. These leases are secured by motor vehicles and originated through automobile dealerships. During 1997, WCC originated more than 3,400 leases, which approximated $107.5 million in new assets. At December 31, 1997, the Corporation reclassified approximately $172 million in leases originated by WCC to operating leases in accordance with Statement of Financial Accounting Standards No. 13. Approximately $52 million of leases as of December 31, 1996 have also been reclassified as operating leases herein.

The table below sets forth consumer loans by type, in dollar amounts and percentages, at the dates indicated.


                                                                                            December 31,
                                      -------------------------------------------------------------------------------
                                               1997                       1996                      1995
                                      ----------------------    ----------------------     --------------------
                                                                                          (Dollars in Thousands)

                                      Amount        Percent      Amount       Percent      Amount       Percent
                                     --------       -------     --------      -------     --------      -------
Equity secured installment loans     $ 78,975         49.6%     $ 63,803        47.1%     $ 52,793        46.2%
Home equity lines of credit ....       31,110         19.5        33,267        24.5        36,817        32.2
Automobile .....................       32,959         20.7        26,456        19.5        12,701        11.1
Unsecured lines of credit ......        9,466          5.9         7,448         5.5         7,017         6.2
Other ..........................        6,922          4.3         4,578         3.4         4,937         4.3
                                     --------         -----     --------        -----     --------        -----

Total consumer loans ...........     $159,432        100.0%     $135,552       100.0%     $114,265       100.0%
                                     ========        ======     ========       ======     ========       ======

RESTUBBED

                                               1994                           1993
                                      -----------------------         ----------------------

                                       Amount         Percent          Amount        Percent
                                      --------        -------         --------       -------
Equity secured installment loans      $ 34,088          37.4%         $ 24,485         26.1%
Home equity lines of credit ....        40,727          44.7            47,060         50.2
Automobile .....................         1,951           2.1             2,567          2.7
Unsecured lines of credit ......         3,683           4.0             4,070          4.3
Other ..........................        10,733          11.8            15,663         16.7
                                      --------         -----          --------        -----

Total consumer loans ...........      $ 91,182         100.0%         $ 93,845        100.0%
                                      ========        ======          ========       ======

         Loan and Lease Originations, Purchase and Sales. WSFS has traditionally engaged in lending activities primarily in Delaware and contiguous areas of neighboring states although, as a federal savings bank, the Bank may originate, purchase and sell loans throughout the United States. WSFS has also purchased limited amounts of loans from outside its normal lending area when such purchases are deemed appropriate and consistent with the Bank's overall practices. The Bank originates fixed-rate and adjustable-rate residential real estate loans through banking offices. In addition, WSFS has established relationships with correspondent banks, mortgage brokers and real estate developers for loan referrals.

         During 1997, WSFS originated $84 million of residential real estate loans compared to 1996 originations of $71 million. From time to time, the Bank has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the northeast region of the United States totalled $10 million, $13 million and $14 million for the years ended December 31, 1997, 1996 and 1995, respectively. Residential real estate loan sales totaled $26 million in 1997 and $24 million for both 1996 and 1995. While the Bank generally intends to hold loans for the foreseeable future, WSFS, beginning in 1989, has undertaken to sell newly originated fixed-rate mortgage loans in the secondary market to control the interest sensitivity of its balance sheet. During the second half of 1993 the Corporation began to hold for investment certain of its fixed-rate mortgage loans, with terms under 30 years, consistent with current asset/liability management strategies.

         The Bank serviced for others approximately $206 million of residential loans at December 31, 1997 compared to $196 million at December 31, 1996. The Company also services residential loans for its portfolio totaling $251 million and $247 million at December 31, 1997 and 1996.

         The Bank originates commercial real estate and commercial loans through the Bank's commercial lending department. Commercial loans are made for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes and also include business loans secured by nonresidential real estate. During 1997, the Bank originated $123 million of commercial and commercial real estate loans compared to $65 million in 1996. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans.

         The Bank's consumer lending is conducted primarily through the branch offices and is supported by a consumer credit department credit investigation unit. WSFS originates a variety of consumer credit products, including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans. During 1997, such consumer loan originations aggregated $105 million compared to $93 million in 1996. Additionally, WSFS Credit Corporation originated approximately $107.5 million of operating leases in 1997 and $50 million in 1996. See "Consumer Lending" for a further discussion regarding consumer loan originations.

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

         Loan fees that are considered adjustments of yield in accordance with generally accepted accounting principles are reflected in interest income and represented an immaterial amount of interest income during the three years ended December 31, 1997. Loan fees other than those considered adjustments of yield are reported as loan fee income, a component of other income.

LOAN AND LEASE LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES

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

         The Company endeavors to manage its portfolios to identify problem loans and leases as promptly as possible and take actions immediately which will minimize losses. To accomplish this, the Bank's Asset Review Department monitors the asset quality of the Company's loan, lease and investment in real estate portfolios and reports such information to the Chief Financial Officer and the Executive Committee of the Board of Directors.

SUBSIDIARIES

         At December 31, 1997, WSFS had four wholly owned, first-tier subsidiaries which were engaged in leasing, consumer finance, insurance investment products, and securities sales, as well as real estate development. WSFS is the sole investor in and primary lender to its non-bank subsidiaries. At December 31, 1997, it had $3.3 million invested in the equity of these companies and had lent them an additional $228.4 million.

         WSFS Credit Corporation (WCC) which commenced operations in 1974, provides leasing for consumer and business motor vehicles and equipment as well as consumer loans. Prior to 1988, its business had been concentrated in the northern Delaware area, but in 1988 it began expanding its motor vehicle leasing base by originating leases through automobile dealerships in Pennsylvania, New Jersey and Maryland as well as Delaware. In 1996 WCC expanded its market area to parts of western Maryland and West Virginia. WCC underwrites all leases originated through automobile dealers in accordance with underwriting criteria generally consistent with those of the Bank and the leasing industry. WCC's total assets at December 31, 1997 and 1996 were $203.5 million and $129.9 million, respectively.

         838 Investment Group, Inc. (formerly Star States Financial Services, Inc.) was formed in 1989. This subsidiary markets various investment and insurance products, such as single-premium annuities and whole life policies, and securities to Bank customers primarily through the Bank's branch system.

         Community Credit Corporation (CCC), a consumer finance subsidiary, was formed in June 1994 to provide fixed-rate and adjustable-rate consumer loans secured by first and second mortgages. Loans made by CCC are most often used by the borrower to consolidate debt, including an existing mortgage, or fund home improvements. The type of borrower targeted by CCC has a credit history that may limit their access to credit, given the relatively rigid lending guidelines used by most financial institutions. The first office of CCC was opened August 1994 in Delaware. CCC's total assets at December 31, 1997 and 1996 were $18.4 million and $12.3 million, respectively.

         Star States Development Company was formed in March 1985 with the objective of engaging in residential real estate projects through either wholly-owned subsidiaries or investments in joint ventures. Star States Development Company's investments in the projects were in the form of nonrecourse, first mortgage loans, in return for which Star States Development Company was entitled to receive repayment of principal and interest, and to share, at an agreed upon percentage, in the profits of the project. Star States Development Company is currently inactive with the exception of one remaining parcel of land which is expected to be sold in the second quarter of 1998.

         Providential Home Income Plan, Inc. (Providential) was a San Francisco-based reverse mortgage lender. The Bank acquired Providential in November 1994 for approximately $24.4 million. The acquisition was accounted for by the purchase method of accounting; accordingly, Providential's results are included in the Corporation's consolidated statement of operations for the period in which it is owned. The management and operations of Providential were merged into the Bank in November 1996.

         On July 28, 1995, the Corporation's wholly-owned subsidiary, Fidelity Federal, completed the sale of deposits and certain real estate at four of its branches to another financial institution. In November 1995, the remaining operations of Fidelity Federal and its holding company, Star States Pennsylvania, Inc. were merged into WSFS.

SOURCES OF FUNDS

         The Bank funds operations through retail deposit growth and various borrowing sources, including repurchase agreements, federal funds purchased and advances from the Federal Home Loan Bank (FHLB) of Pittsburgh. Loan repayments and investment maturities also provide sources of funds. Loan repayments and investment maturities provide a relatively stable source of funds while certain deposit flows tend to be more susceptible to market conditions. Borrowings are used to fund wholesale asset growth, short-term funding of lending activities when loan demand exceeds projections, or when deposit inflows or outflows are less than or greater than expected. On a long-term basis, borrowings may be used to match against specific loans or support business expansion.

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

         The Bank is the second largest independent banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of 16 branches. Fifteen of these branches are located in northern Delaware's New Castle County, the Bank's primary market. These branches maintain approximately 140,000 total account relationships with approximately 40,500 total households, or 23% of all households in New Castle County, Delaware. The sixteenth branch is in the state capital, Dover, located in central Delaware's Kent County, and the seventeenth branch opened March 18, 1998 in Glen Mills, Pennsylvania.

         The following table sets forth the amount of certificates of deposit of $100,000 or more by time remaining until maturity at the period indicated.



                                               December 31,
Maturity Period                                    1997
----------------                               ------------
                                              (In Thousands)

Less than 3 months......................          $34,423
Over 3 months to 6 months...............            7,668
Over 6 months to 12 months..............            7,711
Over 12 months..........................           11,861
                                                  --------
                                                  $61,663
                                                  =======


         Borrowings. The Company utilizes several sources of borrowings to fund operations. As a member of the FHLB of Pittsburgh, the Bank is authorized to apply for advances on the security of their capital stock in the FHLB and certain of their residential mortgages and other assets (principally securities which are obligations of or guaranteed by the United States Government), provided certain standards related to creditworthiness have been met. As a member institution, the Bank is required to hold capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20th of their advances, whichever is greater.

         The Bank also sells securities under agreements to repurchase with various brokers as an additional source of funding. When entering into these transactions, the Bank is generally required to pledge either government securities or mortgage-backed securities as collateral for the borrowings.

         On December 29, 1993, the Company issued $32.0 million in 11% Senior Notes due December 31, 2005 (Notes) to certain institutional and accredited individual investors. See Note 10 of the Consolidated Financial Statements for a further discussion of the Notes.


REGULATION

Regulation of the Company

         General. The Company is a registered savings and loan holding company and is subject to Office of Thrift Supervision (OTS) regulation, examination, supervision and reporting requirements. As a subsidiary of a holding company, the Bank is subject to certain restrictions in its dealings with the Company and other affiliates.

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

         Transactions with Affiliates; Tying Arrangements Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Savings associations are also subject to Section 106 of the Bank Holding Company Act of 1956 (BHCA) which prohibits a depository institution from extending credit, offering services, or fixing or varying the consideration for any extension of credit or service on the condition that the customer obtain some additional service from the institution or certain of its affiliates or that the customer not obtain services from a competitor of the institution, subject to certain limited exceptions.

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

         The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). The laws of Delaware do not specifically authorize out-of-state savings associations or their holding companies to acquire Delaware-chartered savings associations.

         The statutory restrictions on the formation of interstate multiple holding companies would not prevent the Bank from entering into other states by mergers or branching. OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless the federal association qualifies as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code or as a "qualified thrift lender" under the Home Owners' Loan Act and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or qualified thrift lender. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.


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

         Regulatory Capital Requirements. Under OTS capital regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital.

         The OTS capital rule defines core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage servicing rights and purchased credit card relationships. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for limited amounts of mortgage servicing rights. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

         Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's minority investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1997, the Bank was in compliance with both the core and tangible capital requirements.

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80%, fixed-rate multi-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80%, and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loan and lease loss allowances. The OTS risk-based capital standards require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. A savings association with more than normal interest rate risk is required to deduct an interest rate risk component equal to one-half of the excess of its measured interest rate risk over the normal level from its total capital for purposes of determining its compliance with the OTS risk-based capital guidelines. At December 31, 1997, the Bank was in compliance with the OTS risk-based capital requirements.

         Loans to Directors, Officers and 10% Stockholders. Under Section 22(h) of the Federal Reserve Act, loans to an executive officer or director or to a greater than 10% stockholder of a savings association and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to all such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not discriminate in favor of insiders. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Savings associations are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act which requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

         Dividend Restrictions. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the OTS prompt corrective action regulations. OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a Tier 1 Association) is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a Tier 2 Association) is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a Tier 3 Association) is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At December 31, 1997, the Bank was a Tier 1 Association. The OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         Deposit Insurance. The Bank may be charged semi-annual premiums by the FDIC for federal insurance on its insurable deposit accounts up to applicable regulatory limits. The FDIC may establish an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of members.

         The assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately-capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "Prompt Corrective Action." Within each capital group, institutions will be assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

         Because the BIF achieved its statutory reserve ratio of 1.25% of insured deposits, the FDIC has eliminated deposit insurance premiums for most BIF members. The FDIC, however, continues to assess BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation
(FICO), an agency of the federal government established to help fund takeovers of insolvent thrifts. Until December 31, 1999, BIF members will be assessed at the rate of 1.3 basis points on deposits for FICO payments while SAIF members will be assessed at the rate of 6.5 basis points on deposits. After December 31, 1999, BIF and SAIF members will be assessed at the same rate.

         Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator;
(ii) required to submit an acceptable capital restoration plan within 45 days;
(iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. "Significantly uncapitalized" institutions and their holding companies may become subject to more severe sanctions including limitations on asset growth, restrictions on capital distributions by the holding company and possible divestiture requirements. Institutions generally must be placed in receivership within specified periods of time after they become "critically undercapitalized".


         Under the OTS regulations implementing the prompt corrective action provisions of FDICIA, the OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of tangible equity to total assets of less than 2.0%.

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (FHFB). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 1997, of $20.3 million. The FHLB of Pittsburgh offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh. Long term advances may only be made for the purpose of providing funds for residential housing finance.

         Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank was in compliance with applicable liquidity requirements at December 31, 1997.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may be to reduce the amount of the institution's interest-earning assets. As of December 31, 1997, the Bank met its reserve requirements.

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

         As of December 31, 1997, the Company had available net operating loss
(NOL) carryforwards for federal and state tax purposes of approximately $22.9 million and $24.2 million, respectively, which may be used to reduce future income taxes. There are restrictions applicable to approximately $18.8 million of the NOL carryforwards attributable to Providential Home Income Plan, Inc., formerly a 100% wholly-owned subsidiary of WSFS. Because Section 382 of the Code restricts the annual amount of NOL carryforwards available for use, it could result in the loss of a portion of Providential's NOL due to expiration.

         The Company's federal income tax returns for 1993 and 1994 are currently under audit. The Company is not aware of any pending federal or state tax adjustments, nor any notice that would materially change the reported amount of tax due. Furthermore, the 1994 federal tax return audit of a partnership of which a subsidiary of the Company is a 50% owner was settled in 1997 with no significant adjustments.

         See Note 13 to the Consolidated Financial Statements, incorporated herein by reference, for further information regarding taxation.

State Income Taxation

         As a Delaware corporation, the Company is subject to an annual franchise tax based on the number of shares of common and preferred stock authorized under its Certificate of Incorporation. The Bank is also subject to annual franchise taxes in Delaware based on its pretax net income.

         The Bank and its subsidiaries each file separate state tax returns. An operating subsidiary of the bank, WSFS Credit Corporation, conducts business in several surrounding states and as such, is subject to taxation in these states. The Company has been notified of the State of New Jersey's intent to audit, although the scope of the audit has not as yet been defined.

Item 2. Properties

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 1997.


                                                                        Net Book Value
                                                                         of Property
                                             Owned/      Date Lease      or Leasehold
Location                                     Leased       Expires       Improvements(2)    Deposits
--------                                     -------     ----------     ---------------    ---------
                                                                               (In Thousands)
WSFS:
Main Office (1)                              Owned                         $1,565         $192,503
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch                          Leased      1998                  55           53,762
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch                        Leased      2001                  21           18,975
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch               Leased      1998                  18           72,351
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch         Leased      1998                  24           59,589
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch         Leased      1998                  25           84,702
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch            Leased      2000                  13           54,071
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
Tri-State Mall Branch*                       Leased      1998                   3           19,073
  I-95 & Naamans Road
  Claymont, DE  19803
Claymont Branch                              Owned                             75           20,073
  3512 Philadelphia Pike
  Claymont, DE  19703
University Plaza Shopping Center Branch      Leased      1998                  24           35,398
  I-95 & Route 273
  Newark, DE  19712
College Square Shopping Center Branch(4)     Leased      2007                  97           57,704
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch         Leased      2013                  77           62,987
  144 N. DuPont Hwy.
  New Castle, DE  19720


 Stanton                                     Leased      2001                 257            4,833
   Inside ShopRite at First State Plaza
   1600 W. Newport Pike
   Wilmington, DE  19804
 Glasgow                                     Leased      1998                 134            3,676
   Inside Genaurdi's at Peoples Plaza
   Routes 40 and 896, Newark, DE  19702
 Middletown Square Shopping Center           Leased      1999                 122           11,488
   Inside Parkers Thriftway
   701 N. Broad St.
   Middletown, DE 19709
 Dover (3)                                   Leased      2000                 207           15,781
   Inside Metro Food Market
   Rt 13 & White Oak Road
   Dover, DE  19901
 Operations Center                           Owned                          1,072               na
   2400 Philadelphia Pike
   Wilmington, DE  19703

 Community Credit Corporation*               Leased      1998                  10               na
 -----------------------------
   10 Penn Mart Shopping Center
   New Castle, DE  19720

 WSFS Credit Corporation*
 ------------------------                                                                 --------
   30 Blue Hen Drive                                                          280         $766,966
   Suite 200                                                                              ========
   Newark, DE 19713



*Represents locations without ATM.

(1) Includes location of executive offices and approximately $64.4 million in brokered deposits.
(2) The net book value of all the Company's investment in premises and equipment totalled $9.0 million at December 31, 1997.
(3) In February 1996, the Bank acquired $10.5 million of deposits from another financial institution located in Dover, Delaware. These deposits were transferred to the Bank's branch located inside the Metro Food Market in Dover.
(4) Also includes companies education and development center.

Item 3. Legal Proceedings

         There are no material legal proceedings to which the Company or the Bank is a party or to which any of its property is subject except as discussed in Note 15 to the Consolidated Financial Statements.

Item 4.  Submissions of Matters To a Vote of Security Holders

         No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1997 through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         WSFS Financial Corporation's Common Stock is traded on The Nasdaq Stock MarketSM under the symbol WSFS. At December 31, 1997, the Corporation had 2,312 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years. There have been no dividends declared or paid on the Common Stock since the first quarter of 1990. Payment of dividends by the Bank is subject to the covenants of the Senior Notes. For additional information regarding such restrictions, see Note 10 to the Consolidated Financial Statements.

         The closing market price of the common stock at December 31, 1997 was $20.



                                           Stock Price Range
                                           -----------------
                                           Low          High
                                           ---          ----

               1997          1st         $10 1/8       $12 1/8
                             2nd          10 5/8        14 1/8
                             3rd          13 1/2        19 1/4
                             4th          16            21 7/8


               1996          1st         $ 7 1/8       $ 9 1/2
                             2nd           7 1/4         8 1/4
                             3rd           6 3/4         8 1/2
                             4th           8 1/4        10 5/8

Item 6. Selected Financial Data

                                                           1997         1996          1995          1994         1993
                                                           ----         ----          ----          ----         ----
                                                                   (Dollars in Thousands, Except Per Share Data)
 At December 31,
 ---------------
   Total assets.....................................    $1,515,217   $1,357,635    $1,218,826    $1,195,686  $  994,692
   Net loans (1)....................................       764,463      772,847       792,184       710,776     687,492
   Vehicles under operating leases, net.............       172,115       52,036
   Investment securities (2)........................        78,655       18,933        28,772        64,144      54,346
   Investment in reverse mortgages, net.............        32,109       35,796        35,614        32,172      24,913
   Other investments................................       74,523        47,337        52,128        44,249     110,816
   Mortgage-backed securities (2)...................       330,274      365,252       237,132       262,748      43,750
   Deposits (4).....................................       766,966      744,886       724,030       809,707     806,605
   Borrowings (3)...................................       615,578      489,819       370,795       295,244     107,864
   Senior notes.....................................        29,100       29,100        29,850        32,000      32,000
   Stockholders' equity.............................        86,759       75,788        73,546        45,274      38,693
   Number of full-service branches (4)..............            16           16            14            16          16

 For the Year Ended December 31,
 -------------------------------
   Interest income..................................      $109,935    $ 101,223    $   99,936    $   80,666  $   72,320
   Interest expense.................................        69,817       58,862        58,067        44,652      38,508
   Other income (4).................................        19,616       11,193        22,615         7,210       7,970
   Other expenses ..................................        35,236       32,345        37,341        34,483      34,485
   Income before taxes .............................        22,965       19,522        25,740         7,058       4,677
   Net income (4)...................................        16,389       16,356        27,008         8,070       6,359
   Earnings per share:
    Basic ..........................................          1.31         1.18          1.86           .56         .90
    Diluted ........................................          1.29         1.16          1.84           .55         .44
   Interest rate spread.............................          3.10%        3.22%         3.14%         3.11%       3.39%
   Net interest margin..............................          3.13         3.56          3.57          3.39        3.64
   Return on average equity.........................         20.25        21.19         45.68         19.64       18.12
   Return on average assets.........................          1.11         1.28          2.21           .73         .65
   Average equity to average assets.................          5.48         6.06          4.84          3.69        3.57


(1)  Includes loans held-for-sale.
(2)  Includes securities available-for-sale.
(3) Borrowings consist of FHLB advances, securities sold under agreement to repurchase and municipal bond repurchase obligations. The municipal bond repurchase obligation was called in 1996.
(4) During 1995, the WSFS wholly-owned subsidiary, Fidelity Federal, sold the deposits of four branches resulting in a net pre-tax gain of $14.2 million and an after-tax gain of $12.4 million. The remaining assets, liabilities and equity were merged into WSFS. Additionally, during 1995 WSFS opened two new branches with deposits acquired from other institutions. During 1996, WSFS opened two more new branches.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially, all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the Bank or WSFS), the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits acquired in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily with retail deposits and borrowings. The banking operations of WSFS are presently conducted from 16 retail banking offices located in the Wilmington and Dover, Delaware areas. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

         Additional subsidiaries of the Bank include WSFS Credit Corporation
(WCC), which is engaged primarily in indirect motor vehicle leasing; 838 Investment Group, Inc., which markets various insurance products and securities through the Bank's branch system; and Community Credit Corporation (CCC), which specializes in consumer loans secured by first and second mortgages. An additional subsidiary, Star States Development Company (SSDC), is currently inactive with the exception of one remaining parcel of land which is expected to be sold in the second quarter of 1998. In November 1994, the Bank acquired Providential Home Income Plan, Inc. (Providential), a San Francisco, California-based reverse mortgage lender. The management and operations of Providential were later merged into the Bank in November 1996.

         The long-term goal of the Corporation is to maintain its high-performing financial services company status, focused on its core banking business while developing unique niche businesses. Beginning in 1994, the Corporation focused its efforts on developing new businesses and avenues for asset growth. Toward that end, the Corporation opened the consumer finance subsidiary, CCC, and acquired Providential. These retail investments, combined with the growth in the investment portfolios, have favorably impacted net interest income and earnings since 1994 and are expected to provide favorable returns on these investments in the coming years. Such investments for the future were possible since the Bank became "well-capitalized" in the second quarter of 1994. This status was largely due to operating earnings and the Corporation's capital infusion of $25.2 million of the proceeds of a $32.0 million debt offering which was completed in December 1993. In the third quarter of 1995, the Bank recognized a gain of $12.4 million, net of taxes and a supplemental contribution to the Corporation's 401(k) Plan, from the sale of deposits and certain real estate of four branches of its former bank subsidiary, Fidelity Federal Savings and Loan Association (the Association), located in the northeast section of Philadelphia, Pennsylvania. The sale allowed the Corporation to focus on its primary market area while also enhancing capital.

         Record earnings in 1994 were surpassed in 1995 as the Corporation recorded earnings of $27.0 million, of which $14.6 million was from operations and, as mentioned, $12.4 million was from the sale transaction. Earnings for the year ended December 31, 1996 and 1997 were $16.4 million. Net income for 1995, 1996 and 1997 included the recognition of tax benefits from prior net operating losses from WSFS and its subsidiaries. Excluding the one-time net gain on the sale of the Association's deposits, income before taxes increased $7.3 million from 1995 to 1996 and $3.4 million from 1996 to 1997.

         The following discussion focuses on the major components of the Company's operations and presents an overview of the significant changes in the Corporation's results of operations for the past three fiscal years and financial condition during the past two fiscal years. This discussion should be reviewed in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.

RESULTS OF OPERATIONS

         The Corporation recorded net income of $16.4 million in both 1997 and 1996 compared with $27.0 million in 1995. Earnings for all three years included the recognition of tax benefits. Earnings for 1995 were also significantly impacted by a nonrecurring after tax gain of $12.4 million on the sale of deposits and certain assets of the Association. Excluding the tax benefits and the gain on the sale of deposits, net income for 1997 increased $2.5 million over 1996, and 1996 income increased $1.8 million over 1995.

         Net Interest Income. Net interest income is the most significant component of operating income to the Corporation. Net interest income is reliant upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by regulatory, economic and competitive factors that affect interest rates, loan demand and deposit flows. The level of nonperforming loans can also impact the interest rate spread by reducing the overall yield on the loan portfolio.

         At December 31, 1997, the Corporation reclassified approximately $172 million in leases originated by its vehicle leasing subsidiary to operating leases in accordance with Statement of Financial Accounting Standards No. 13. Accordingly, income on these leases, which previously would have been classified as interest income, has been presented as other income, consistent with the operating lease treatment. Prior period amounts have also been restated to conform their presentation. This reclassification did not result in a material effect on reported net income of any year herein. In 1996, only approximately 50% of leases and their associated income were accounted for as operating leases.

         Net interest income decreased to $40.1 million in 1997 compared with $42.4 million and $41.9 million in 1996 and 1995, respectively. The decline in net interest income over the three year period was due to the increase in the operating lease portfolio, the income from which is treated as fee income, and the decline in finance leases, the income from which is treated as interest income. Excluding the effects of reclassification of direct finance leases to operating leases discussed above, net interest income would have increased to $50.2 million in 1997 from $45.7 million in 1996.

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

                                                                         Year Ended December 31,
                                                 --------------------------------------------------------------------
                                                        1997 vs. 1996                          1996 vs. 1995
                                                 ----------------------------           ---------------------------
                                                  Volume      Rate        Net           Volume        Rate      Net
                                                  ------      ----        ---           ------        ----      ---
                                                                            (In Thousands)
Interest income:
    Real estate loans (1) ....................  $   (937)  $ (1,110)  $ (2,047)       $  2,001     $   (857)  $  1,144
    Commercial loans .........................     2,687       (580)     2,107             218         (381)      (163)
    Consumer loans ...........................    (1,665)       678       (987)         (1,393)         179     (1,214)
    Loans held-for-sale ......................      (154)        17       (137)            158          (14)       144
    Mortgage-backed securities ...............     6,149        234      6,383           2,472          280      2,752
    Investment securities ....................       801       (184)       617          (1,170)         (29)    (1,199)
    Other ....................................       836      1,940      2,776          (1,095)         918       (177)
                                                --------   --------   --------        --------     --------   --------
                                                   7,717        995      8,712           1,191           96      1,287
                                                --------   --------   --------        --------     --------   --------

Interest expense:
    Deposits:
      Money market and interest-bearing demand        87                    87            (432)         (14)      (446)
      Savings ................................       154        386        540            (321)         145       (176)
      Time ...................................      (278)       (87)      (365)         (1,061)      (1,161)    (2,222)
    FHLB of Pittsburgh advances ..............     4,767       (248)     4,519           2,827         (427)     2,400
    Senior notes .............................       (17)                  (17)           (167)                   (167)
    Other borrowed funds .....................     6,148         43      6,191           1,817         (411)     1,406
                                                --------   --------   --------        --------     --------   --------
                                                  10,861         94     10,955           2,663       (1,868)       795
                                                --------   --------   --------        --------     --------   --------

Net change, as reported ......................  $ (3,144)  $    901   $ (2,243)       $ (1,472)    $  1,964   $    492
                                                ========   ========   ========        ========     ========   ========

Tax-equivalent effect (2) ....................       425        501        926
                                                --------    -------   --------        --------     --------   --------

Net change, tax-equivalent basis .............  $ (2,719)  $  1,402   $ (1,317)       $ (1,472)    $  1,964   $    492
                                                ========   ========   ========        ========     ========   ========

(1)  Includes commercial mortgage loans.

(2) The tax-equivalent income adjustment relates primarily to a commercial loan.

         The following table, in thousands except yield and rate data, provides information regarding the balances of and yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.



                                                                         Year Ended December 31,
                                             -------------------------------------------------------------------------------------
                                                             1997                                      1996
                                             ---------------------------------          ----------------------------------
                                             Average                    Yield/          Average                    Yield/
                                             Balance       Interest     Rate(1)         Balance        Interest    Rate(1)
                                             -------       --------     ----            -------        --------    -------
                                                                                                 (Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
    Real estate loans (4)...............  $  574,596   $ 52,174         9.08%           584,711    $  54,221        9.27%
    Commercial loans (1)................      58,661      4,781         9.73             26,678        2,674       10.02
    Consumer loans......................     149,855     14,949         9.98            166,733       15,936        9.56
                                          ----------   ---------                      ---------      -------
         Total loans....................     783,112     71,904         9.30            778,122       72,831        9.36

Mortgage-backed securities (5)..........     379,315     25,829         6.81            289,158       19,446        6.73
Loans held-for-sale (3).................       1,698        135         7.95              3,649          272        7.45
Investment securities (5)...............      43,968      2,785         6.33             31,504        2,168        6.88
Other interest-earning assets...........     102,043      9,282         9.10             86,104        6,506        7.56
                                          ----------   ---------                      ---------      -------
    Total interest-earning assets.......   1,310,136    109,935         8.46          1,188,537      101,223        8.52
                                                       ---------                                     -------


Allowance for loan losses...............     (24,145)                                   (24,073)
Cash and due from banks.................      17,552                                     22,911
Vehicles under operating leases, net ...     135,848                                     44,674
Other noninterest-earning assets........      36,123                                     42,347
                                          ----------                                  ---------
    Total assets........................  $1,475,514                                 $1,274,396
                                          ==========                                 ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
    Money market and interest-bearing
     demand                              $    57,918      1,506         2.60          $  54,582        1,419        2.60
    Savings.............................     162,041      4,617         2.85            156,337        4,077        2.61
    Time ...............................     449,555     25,361         5.64            454,654       25,726        5.66
                                          ----------   ---------                      ---------      -------
         Total interest-bearing deposits     669,514     31,484         4.70            665,573       31,222        4.69

FHLB of Pittsburgh advances.............     388,866     22,598         5.81            307,180       18,079        5.89
Senior notes............................      29,100      3,315        11.39             29,251        3,332       11.39
Other borrowed funds....................     214,310     12,420         5.80            108,140        6,229        5.76
                                          ----------   ---------                      ---------      -------
    Total interest-bearing liabilities..   1,301,790     69,817         5.36          1,110,144       58,862        5.30
                                          ----------   ---------                                     -------

Noninterest-bearing demand deposits.....      71,950                                     66,823
Other noninterest-bearing liabilities...      20,850                                     20,224
Stockholders' equity....................      80,924                                     77,205
                                         -----------                                -----------
    Total liabilities and stockholders'
      equity                              $1,475,514                                 $1,274,396
                                          ==========                                 ==========

Excess of interest-earning assets
    over interest-bearing liabilities...  $    8,346                                 $   78,393
                                          ===========                                ==========
Net interest and dividend income........             $   40,118                                   $   42,361
                                                     ==========                                   ==========
Interest rate spread....................                                3.10%                                       3.22%
                                                                        ====                                        ====
Interest rate margin....................                                3.13%                                       3.56%
                                                                        ====                                        ====
Net interest and dividend income to
    total average assets................                                2.78%                                       3.32%
                                                                        ====                                        ====

                                RESTUBBED TABLE

                                                Year Ended December 31,
                                        ---------------------------------------
                                                         1995
                                          -------------------------------------
                                           Average                      Yield/
                                            Balance          Interest   Rate(1)
                                           -------          --------    -------

Assets
Interest-earning assets:
Loans (2) (3):
    Real estate loans (4)...............$  563,172  $   53,077      9.42%
    Commercial loans (1)................    24,687       2,837     11.49
    Consumer loans......................   181,323      17,150      9.46
                                          --------    --------
         Total loans....................   769,182      73,064      9.50

Mortgage-backed securities (5)..........   252,269      16,694      6.62
Loans held-for-sale (3).................     1,539         128      8.32
Investment securities (5)...............    48,514       3,367      6.94
Other interest-earning assets...........   101,542       6,683      6.58
                                          --------    --------

    Total interest-earning assets....... 1,173,046      99,936      8.52
                                                      --------


Allowance for loan losses...............   (23,201)
Cash and due from banks.................    25,207
Vehicles under operating leases, net ...
Other noninterest-earning assets........    45,963
                                        ----------
    Total assets........................$1,221,015
                                        ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
    Money market and interest-bearing
     demand                             $   71,257       1,865      2.62
    Savings.............................   168,507       4,253      2.52
    Time ...............................   472,941      27,948      5.91
                                          --------    --------
         Total interest-bearing deposits   712,705      34,066      4.78

FHLB of Pittsburgh advances.............   259,071      15,679      6.05
Senior notes............................    30,710       3,499     11.39
Other borrowed funds....................    77,024       4,823      6.26
                                          --------    --------
    Total interest-bearing liabilities.. 1,079,510      58,067      5.38
                                                      --------

Noninterest-bearing demand deposits.....    62,880
Other noninterest-bearing liabilities...    19,502
Stockholders' equity....................    59,123
                                        ----------
    Total liabilities and stockholders'
      equity                            $1,221,015
                                        ==========

Excess of interest-earning assets
    over interest-bearing liabilities...$   93,536
                                        ==========
Net interest and dividend income........              $ 41,869
                                                      ========
Interest rate spread....................                            3.14%
                                                                    ====
Interest rate margin....................                            3.57%
                                                                    ====
Net interest and dividend income to
    total average assets................                            3.43%
                                                                    ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale.

         Interest income and expense, on a tax-equivilized basis, increased $8.7 million and $11.0 million, respectively, between 1996 and 1997. The Bank's acquisition of $69.8 million in mortgage-backed securities in the first quarter of 1997 and $45 million in other investment securities purchased during 1997 contributed favorably to net interest income. The growth in the operating lease portfolio (and the decline in the financing lease portfolio) as well as additional wholesale investment activities contributed to the decrease in the interest rate spread and margin between 1996 and 1997.

         Between 1995 and 1996 interest income and expense increased $1.3 million and $795,000, respectively. These increases were due in part to the impact of an investment growth strategy which was implemented in 1996.

         Provision for Loan Losses. The Corporation considers, among other things, identifiable and inherent risks in its loan portfolio in periodically establishing the amount of the provision for loan losses and the amount of the allowance for loan losses. Such risks are determined based upon an ongoing review of the loan portfolio, which includes the identification and assessment of adverse situations that may affect borrowers' debt servicing ability, an analysis of overall portfolio quality and prior loan loss experience as well as an appraisal of current and expected economic trends and conditions. Accordingly, the allowance for loan losses is maintained at a level which management deems adequate to provide for potential losses.

         The provision for loan losses decreased from $1.7 million in 1996 to $1.5 million in 1997. The Corporation's continued efforts to resolve and collect problem loans, including nonaccrual and restructured loans have and should continue to favorably impact provision requirements. The allowance for loan losses was $24.9 million at December 31, 1997, a 2.51% increase from the level reported at December 31, 1996. The loan loss allowance as a percentage of total loans was 3.14% in 1997 versus 2.99% in 1996.

         During 1998, the Corporation will continue to adjust the provision for loan losses periodically as necessary to maintain the allowance for loan losses at what is deemed to be an adequate level, based on the previously discussed criteria. As the provision is primarily a function of credit quality, changes in the provision for loan losses are contingent upon the economic conditions of the Corporation's market area and the economic prospects of borrowers.

         Other Income. Other income increased $8.4 million during 1997 to $19.6 million. This increase was largely attributable to growth in the Corporation's operating lease portfolio during 1997. As a result, the net rental income from operating leases increased $6.0 million during the year. In addition, the Corporation modified its deposit fee schedule at the beginning of the year, resulting in a $1.7 million increase in service charges on deposits.

         Between 1995 and 1996, other income decreased $11.4 million to $11.2 million. This significant decline is the result of a nonrecurring pretax gain of $14.2 million recognized on the sale of a former subsidiary's deposits and certain assets during the third quarter of 1995. This decrease was partially offset by net rental income from operating leases which grew $3.0 million during the year.

         Other Expenses. Other expenses increased $2.9 million during 1997 to $35.2 million. The primary reason for the increase was expenses associated with stock appreciation rights (SARs) which increased $2.1 million during the year. SARs are similar to stock options, but, unlike stock options, accounting for SARs requires an increase in operating expenses as the stock price increases above the exercise price. The SAR expense in 1997 resulted from a 96% rise in the stock price during 1997.

         The comparability between periods of certain expense line items has been affected by the strategic technology alliance entered into on March 1, 1997, between WSFS and ALLTEL, the company which has been managing WSFS data processing for eight years. Under the new five year agreement, ALLTEL will also employ certain on-site back office personnel as well as manage deposit and loan operation functions. As a result, certain costs, most of which previously would have been classified as salaries, are now classified as outsourced operations.

         Other expenses decreased $5.0 million between 1995 and 1996 to $32.3 million. The majority of this decrease occurred in salaries which declined $2.0 million during 1996. This decline resulted from SAR expenses, which were $1.1 million below 1995 levels, as well as from lower staffing levels. Also, the net costs of foreclosed assets declined $1.5 million between 1995 and 1996. This decrease was largely attributable to a $1.2 million reduction in the provision for losses on foreclosed assets as a result of improved asset quality. In addition, FDIC premiums decreased $1.1 million between 1995 and 1996. Premiums in 1997 and 1996 represent only the amount assessed on deposits acquired from SAIF insured institutions.

         Income Taxes. The Corporation recorded a $6.6 million tax provision for the year ended December 31, 1997 compared to a tax provision of $3.2 million for the year ended December 31, 1996 and a tax benefit of $1.3 million for the year ended December 31, 1995. The provision (benefit) for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The net tax benefit recorded in 1995 was a result of the utilization of the Corporation's prior net operating loss carryforwards. The years 1997 and 1996 included $1.8 million and $3.4 million in tax benefits, respectively, resulting from the merger of a former subsidiary into WSFS. As a result of this merger, certain tax benefits, which were previously offset by a valuation allowance, are now recognizable based upon the continued profitability of the WSFS consolidated group.

         Approximately $22 million of the Corporation's deferred tax assets at December 31, 1997 are related to write-downs and income on reverse mortgages attributable to a former subsidiary, Providential. Management has continued to assess substantial valuation allowances on these deferred tax assets due to limitations imposed by the Code and uncertainties, including the timing of when these assets are realized. As historical data accumulate, management will have more information on which to base the possible recognition of these assets.

         The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision (benefit) for income taxes accordingly. For additional information regarding the Corporation's tax provision and net operating loss carryforwards, see Note 13 to the Consolidated Financial Statements.

FINANCIAL CONDITION

         Consolidated assets grew $157.6 million, or 11.6%, during 1997. Asset growth occurred primarily in vehicles under operating lease, investments and other liquidity, offset in part by reductions in mortgage-backed securities. Total liabilities increased $146.6 million during the year to fund this activity. This increase occurred primarily in advances from the Federal Home Loan Bank of Pittsburgh and securities sold under agreements to repurchase. Stockholders' equity grew $11.0 million to $86.8 million at December 31, 1997. This increase was attributable to earnings, offset in part by the acquisition of treasury stock.

         Investments. Investment securities grew $59.7 million between December 31, 1996 and 1997. This increase resulted primarily from increases of $35.0 million in notes of the Federal Home Loan Bank, $20 million in U.S. Treasury notes, and $10.0 million in notes from the Student Loan Marketing Association
(SLMA).

         Mortgage-backed Securities. During 1997, mortgage-backed securities decreased by $35.0 million. The majority of this decline resulted from $100.2 million in principal repayments during the year. In addition, the Corporation sold a $13.2 million investment in GNMA adjustable-rate mortgage-backed securities. These decreases were offset in part by the purchase of $78.8 million in Collateralized Mortgage Obligations.

         Loans. Net loans declined $9.8 million to $762.3 million at December 31, 1997. Direct finance leases, which are shown under the heading of loans, decreased $61.0 million between December 31, 1996 and 1997. These leases were replaced by the origination of operating leases during 1997 which are shown separately on the balance sheet. In addition, commercial real estate loans decreased $54.9 million. These declines were partially offset by growth in commercial and consumer loans of $66.1 million and $23.9 million, respectively.

         Vehicles Under Operating Leases. Vehicles under operating leases grew $120.1 million to $172.1 million at December 31, 1997, primarily as a result of originations in 1997.

         Deposits. Deposits increased $22.1 million during 1997 to $767.0 million. This growth was largely attributable to the interest credited to deposits of $23.7 million. Partially offsetting this increase was an outflow of $1.6 million in deposits. The table below depicts the changes in net deposits over the last three years:

                                                                                           Year Ended December 31,
                                                                               -------------------------------------------
                                                                                 1997              1996             1995
                                                                               --------          ---------       ---------
                                                                                                (In Millions)

Beginning balance......................................................         $ 744.9           $ 724.0         $ 809.7
Interest credited......................................................            23.7              22.9            24.4
Deposit inflows (outflows), net........................................            (1.6)            (12.4)           79.1
Deposit acquired (sold), net...........................................                              10.4          (189.2)
                                                                                -------          ---------       --------
Ending balance.........................................................         $ 767.0           $ 744.9         $ 724.0
                                                                                =======           =======         =======

         Borrowings. Total borrowings increased $125.8 million during 1997. Approximately $77.3 million in FHLB advances and $48.4 million in securities sold under agreements to repurchase were added during the year to fund asset growth.

         Stockholders' Equity. During the year, stockholders' equity increased $11.0 million to $86.8 million at December 31, 1997. This increase included $16.4 million in net income offset in part by the acquisition of 507,409 shares of treasury stock for $5.8 million. At December 31, 1997, the Bank was in compliance with all regulatory capital requirements and met the regulatory classification of a "well-capitalized" institution. Tangible, core, tier-1 risk-based and total risk-based capital ratios were 6.89%, 6.93%, 10.45% and 11.05%, respectively.

ASSET/LIABILITY MANAGEMENT

         The primary asset/liability management goal of the Corporation is to manage and control its interest rate risk, thereby reducing its exposure to fluctuations in interest rates, and achieving sustainable growth in net interest income over the long term. Other objectives of asset/liability management include: (1) ensuring adequate liquidity and funding, (2) maintaining a strong capital base and (3) maximizing net interest income opportunities.

         In general, interest rate risk is mitigated by closely matching the maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread. Management regularly reviews the Corporation's interest-rate sensitivity, and uses a variety of strategies as needed to adjust that sensitivity within acceptable tolerance ranges established by management. Changing the relative proportions of fixed-rate and adjustable-rate assets and liabilities is one of the primary strategies utilized by the Corporation to accomplish this objective. The development of the Corporation's portfolio of adjustable-rate consumer loans in its primary market area has been one of the tactics utilized.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest-rate sensitive" and by monitoring an institution's interest-sensitivity gap. An interest-sensitivity gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing within a defined period and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets repricing within a defined period.

         The repricing and maturities of the Corporation's interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 1997 are set forth in the following table.

                                                            Less than          One to               Over
                                                             One Year       Five Years          Five Years           Total
                                                             --------       ----------          ----------           -----
                                                                              (Dollars in Thousands)
Interest-rate sensitive assets:
   Real estate loans (1)....................                $ 343,885       $  84,410           $ 107,918       $ 536,213
   Commercial loans.........................                   43,947          11,146              39,593          94,686
   Consumer loans (2).......................                   94,986         234,062              32,752         361,800
   Mortgage-backed securities...............                  136,610         126,670              66,994         330,274
   Loans held-for-sale......................                    2,222                                               2,222
   Investment in reverse mortgages..........                    1,683           5,833              24,593          32,109
   Investment securities....................                   50,656          18,933               9,066          78,655
   Other investments........................                   74,523                                              74,523
                                                              -------         -------             -------       ---------
                                                              748,512         481,054             280,916       1,510,482
                                                              -------         -------             -------       ---------
Interest-rate sensitive liabilities:
   Money market and interest-bearing
      demand deposits ......................                   12,786                              48,667          61,453
   Savings deposits.........................                   36,449                             131,835         168,284
   Time deposits............................                  321,366         126,664               3,690         451,720
   FHLB advances............................                  275,000         125,000                             400,000
   Senior notes.............................                                                       29,100          29,100
   Other borrowed funds.....................                  105,578         110,000                             215,578
                                                              -------         -------             -------       ---------
                                                              751,179         361,664             213,292       1,326,135
                                                              -------         -------             -------       ---------
Excess of interest-rate sensitive
   assets over interest-rate sensitive liabilities
   ("interest-rate sensitive gap")..........               $   (2,667)      $ 119,390          $   67,624      $  184,347
                                                           ===========      =========          ==========      ==========

Interest-rate sensitive assets/interest-rate sensitive
   liabilities..............................                    99.64%
Interest-rate sensitive gap as a percent of total
   assets...................................                    (0.18)%

(1)  Includes commercial mortgage loans.
(2) Includes principal related cash flows of the operating lease portfolio, which are interest-rate sensitive.

         To provide a more accurate one-year gap position of the Corporation, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that 30% of money market and interest-bearing demand deposits are sensitive to interest rate changes and that 12% of savings deposits are sensitive to interest rate changes. Accordingly, these interest-sensitive portions are classified in the less than one year category with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index.

         Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate.

         Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position throughout the year.


MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

         The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the yields on interest-sensitive assets and interest-sensitive liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates between assets and liabilities as shown in the Company's Maturity and Rate Sensitivity Analysis under the Asset/Liability Management caption. Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated impacts of immediate changes in interest rates at the specified levels at December 31, 1997, calculated in compliance with Thrift Bulletin No. 13:



                      Change in       Change in         Change in
                    Interest Rate    Net Interest     Net Portfolio
                    (Basis Points)    Income (1)         Value (2)
                    --------------    ----------         ---------

                         +400              4%            -28%
                         +300              3             -22
                         +200              2             -15
                         +100              1             - 8
                         -100             -1               9
                         -200             -3              19
                         -300             -5              29
                         -400             -7              41

(1) This column represents the percentage difference between net interest income for the succeeding 12 months in a stable interest rate environment and net interest income as projected by the various rate scenarios.

(2) This column represents the percentage difference between net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected in the various rate scenarios.

         The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability structure to obtain the maximum yield/cost spread on that structure. The Company relies primarily on its asset/liability structure to control interest rate risk.

         The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective and, therefore, has focused its efforts on increasing the Company's yield/cost spread through wholesale and retail opportunities.

NONPERFORMING ASSETS

         Nonperforming assets, which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure can negatively affect the Corporation's results of operations. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

         The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans and leases at the dates indicated.


                                                                                      December 31,
                                                      ----------------------------------------------------------------------
                                                            1997            1996          1995           1994         1993
                                                            ----            ----          ----           ----         ----
                                                                                  (Dollars in Thousands)
Nonaccruing loans/nonperforming leases:
     Commercial....................................    $    1,216      $     550      $     563     $   1,485     $   1,595
     Consumer......................................           194            224            291           593           674
     Commercial mortgages..........................         3,919          3,243          2,527         9,886        22,377
     Residential mortgages.........................         3,710          3,790          3,568         4,620         4,314
     Construction..................................            38          3,529          3,588         3,182         4,638
                                                      -----------      ---------      ----------    ---------     ---------

Total nonaccruing loans/nonperforming leases.......         9,077         11,336         10,537        19,766        33,598

Nonperforming investments in
     real estate...................................           989          1,500          1,252         2,738         2,901
Assets acquired through
     foreclosure...................................         3,826          6,441         11,614        18,936        14,583
                                                      -----------      ---------      ----------    ---------     ---------

Total nonperforming assets.........................     $  13,892       $ 19,277       $ 23,403      $ 41,440      $ 51,082
                                                        =========       ========       ========      ========      ========

Restructured loans.................................    $    4,740       $ 10,967       $ 17,393      $ 13,775      $ 18,020
                                                       ==========       ========       ========      ========      ========

Past due loans/leases:
     Residential mortgages.........................   $       315       $    328      $     111      $    152           359
     Commercial and
       commercial mortgages........................         1,909            832            789           240         5,590
     Consumer......................................           261            510            143           102           205
                                                      -----------      ---------      ----------    ---------     ---------

Total past due loans/leases........................    $    2,485       $  1,670      $   1,043     $     494     $   6,154
                                                       ==========      =========      =========     =========     =========

Ratio of nonaccruing loans/nonperforming leases
     to total loans/leases (1).....................           .95%          1.34%          1.30%         2.70%         4.74%
Ratio of allowance for loan/lease
     losses to total gross loans/leases (1)........          2.61           2.84           2.90          2.89          3.26
Ratio of nonperforming assets
     to total assets...............................           .92           1.42           1.92          3.47          5.14
Ratio of loan/lease loss allowance
     to nonaccruing loans/leases (2)...............        273.06         197.04         201.84         97.79         63.23
Ratio of loan/lease and foreclosed
     asset allowance to total
     nonperforming assets (2)......................        178.50         120.22          94.87         51.17         45.51

(1) Total loans exclude loans held-for-sale.
(2) The applicable allowance represents general valuation allowances only.

         Total nonperforming assets decreased by $5.4 million between 1996 and 1997 and by $4.1 million between 1995 and 1996. In 1997, $23.3 million in collections of such assets, as well as $2.1 million in transfers to accrual/restructured status contributed to the reduction in nonperforming assets. Such decreases were offset by the addition of $20.1 million of assets that were not previously classified as nonperforming assets. The decrease in the levels of nonperforming assets since 1993 reflects management's continued efforts to identify and resolve problem assets, and the effects of an improved economy.

         An analysis of the change in the balance of nonperforming assets during the last three fiscal years is presented below.

                                                                                         Year Ended December 31,
                                                                                 ----------------------------------------
                                                                                    1997            1996          1995
                                                                                 ---------       ---------      ---------
                                                                                               (In Thousands)
Beginning balance................................................                $ 19,277        $ 23,403       $ 41,440
      Additions..................................................                  20,090          11,010          8,224
      Collections  ..............................................                 (23,337)         (7,631)       (12,247)
      Transfers to accrual/restructured status...................                  (2,122)         (2,194)       (10,424)
      Transfers to investment in real estate.....................                                  (5,619)
      Charge-offs/write-downs....................................                     (16)            308         (3,590)
                                                                                 ---------       ---------      ---------

Ending balance...................................................                $ 13,892        $ 19,277       $ 23,403
                                                                                 =========       ========       =========

         The level of nonaccruing loans and the nonperforming leases to total loans/leases ratio decreased from 1.34% in 1996 to .95% in 1997. The nonperforming assets to total assets ratio decreased from 1.42% in 1996 to .92% in 1997. The significant reduction in nonaccruing loans and nonperforming assets and, to a lesser extent, the increase in total loans/leases and assets, resulted in the improved ratios.

         In 1997, nonaccruing loan reductions of $3.5 million in the construction loan category and a $2.6 million decrease in assets acquired through foreclosure accounted for the majority of the decrease in total nonperforming assets. During the second quarter of 1997, a $5.1 million asset acquired through foreclosure was sold. During the second and third quarters of 1997, a $6.2 million loan was transferred to nonaccruing status and subsequently transferred to assets acquired through foreclosure and then sold. No gain or loss was recorded on either sale.

         Allowance for Loan/Lease Losses. The Corporation maintains allowances for losses and charges losses to these allowances when such losses are considered probable. The allowances for losses are maintained at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios, which include factors such as identification of adverse situations that may affect the borrower's ability to repay, a review of overall portfolio quality, prior loss experience and an assessment of current and expected economic conditions. Changes in economic conditions and economic prospects of debtors can occur quickly, and as a result, impact the estimates made by management.

         Additionally, each quarter, management evaluates the collectibility of each loan and lease in the nonperforming portfolio and the fair value of each asset in the assets acquired through foreclosure category. The most frequent forms of collateral for loans and foreclosed assets are income-producing properties, business-owned real estate and personal residences. The value of such collateral is frequently verified through the use of outside appraisals. Appraisals of collateral, together with the value of guarantees and the worth of other collateral, are combined to recognize current losses, write-downs of foreclosed assets, and to reserve for potential future losses.

         The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

                                                                         Year Ended December 31,
                                                           --------------------------------------------------
                                                            1997        1996       1995       1994       1993
                                                           ------       ----       ----       ----       ----
                                                                          (Dollars in Thousands)
Beginning balance.................................        $24,241    $24,167    $21,700    $23,613    $26,263
Provision for loan losses.........................          1,533      1,687      1,403      1,683      2,620
Balance at acquisition for discounted
 commercial mortgages.............................                                2,600
Reclass to allowance for vehicles under operating lease      (259)
Reclass from allowance for ORE losses.............           848

Charge-offs:
 Residential real estate..........................            193        185        154         24        399
 Commercial real estate (1).......................            520        416        814      3,168      3,599
 Commercial.......................................            169        605        404      1,021      1,689
 Consumer (2).....................................            859        607        826        514        655
                                                           ------     ------     ------     ------     ------
      Total charge-offs...........................          1,741      1,813      2,198      4,727      6,342
                                                           ------     ------     ------     ------     ------

Recoveries:
 Residential real estate..........................              2         15          1         29         42
 Commercial real estate (1).......................             95          4        293        486        713
 Commercial.......................................             22         15        169        322         46
 Consumer (2).....................................            109        166        199        294        271
                                                           ------     ------     ------     ------     ------
      Total recoveries............................            228        200        662      1,131      1,072
                                                           ------     ------     ------     ------     ------

Net charge-offs...................................          1,513      1,613      1,536      3,596      5,270
                                                           ------     ------     ------     ------     ------
Ending balance....................................        $24,850    $24,241    $24,167    $21,700    $23,613
                                                           ======     ======     ======     ======     ======
Net charge-offs to average gross
 loans outstanding, net
 of unearned income...............................            .19%       .21%       .20%       .51%       .71%
                                                              ===        ===        ===        ===        ====

(1) Includes commercial mortgage and construction loans.
(2) Includes finance-type leases.

         The table below represents a summary of changes in the allowance for operating lease losses during the periods indicated (dollars in thousands).

                                                         Year Ended December 31,
                                                         -----------------------
                                                             1997     1996(1)
                                                           ------    --------
Beginning balance....................................      $  499
Provision for losses on vehicles under operating leases       976    $  328
Reclass to allowance for lease losses to vehicles under
    operating lease .................................         259
Transfer from lease residual reserve.................                   362

Charge-offs..........................................         791       273
Recoveries...........................................         154        82
                                                          -------    ------
Net charge-offs......................................         637       191
                                                          -------    ------

Ending balance.......................................     $ 1,097    $  499
                                                          =======    ======

(1) Operating type lease activity began in 1996.

         The provision for loan losses decreased $154,000 between 1996 and 1997. This decrease was due primarily to the decrease in loans and a general improvement in the credit quality of the loan portfolio. The provision for losses on vehicles under operating leases increased $648,000 between 1996 and 1997. This increase reflects the growth in operating leases and the increase in net charge-offs.

         The higher level of loan charge-offs in 1994 and 1993 was due to the deterioration in the credit quality of certain commercial and commercial real estate loans. During 1994, the most significant charge-off in the commercial real estate category was a $2.7 million partial charge-off of a nonaccruing commercial mortgage loan which was subsequently transferred to assets acquired through foreclosure. The provision for loan losses during 1993 was increased primarily due to a $9.3 million commercial real estate loan being placed on nonaccrual in the first quarter of 1993 when the borrower filed bankruptcy. Net charge-offs have declined substantially since 1993 and have stabilized for the three years ended December 31, 1997.

         The allowance for losses is allocated by major portfolio type. As these portfolios have developed, they have become a source of historical data in projecting delinquencies and loss exposure; however, such allocations are not indicative of where future losses may occur. The allocation of the allowance for loan and lease losses by portfolio type at the end of each of the last five fiscal years, and the percentage of outstandings in each category to total gross outstandings, at such dates follow:

                                                                 December 31,
                                ------------------------------------------------------------------------------------
                                     1997             1996             1995             1994             1993
                                     ----             ----             ----             ----             ----
                                Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent  Amount   Percent
                                ------  -------  ------  -------  ------  -------  ------  -------  ------   -------
                                                                  (Dollars in thousands)
Residential real estate.....    $   525   36.0%  $   326   34.4%  $   409   32.7%  $   506   34.7%  $   439   32.2%
Commercial real estate......     11,280   31.8    12,697   37.8    13,663   38.8    14,273   37.9    15,967   41.8
Commercial..................     11,663   12.0    10,068    3.5     9,180    2.9     5,844    3.4     6,317    2.9
Consumer (1)................      1,382   20.2     1,150   24.3       915   25.6     1,077   24.0       890   23.1
                                ------  -------  ------  -------  ------  -------  ------  -------  ------   -------
  Total loans...............    $24,850  100.0%  $24,241  100.0%  $24,167  100.0%  $21,700  100.0%  $23,613  100.0%
                                =======  =====   =======  =====   =======  =====   =======  =====   =======  =====

Operating leases............    $ 1,097  100.0%  $   499  100.0%
                                =======  =====   =======  =====

(1) Includes finance-type leases.

LIQUIDITY

         The Corporation itself engages only in limited business operations independent of the Bank and its subsidiaries and, therefore, does not require a substantial amount of liquid assets. The Corporation is required, however, to maintain a reserve at December 31, 1997 of 100% of the aggregate interest expense for 12 full calendar months on $29.1 million of the 11% Senior Notes issued in December 1993. At December 31, 1997, the Corporation retained approximately $3.2 million for the purpose of meeting this reserve requirement. The Corporation's ability to comply with this requirement is dependent upon its ability to obtain dividends from the Bank. The Corporation's principal asset is its investment in the capital stock of the Bank and its primary source of liquidity is dividends from the Bank. Under applicable federal regulations, the Bank may pay dividends within certain limits and only after notice to the Office of Thrift Supervision (OTS).

         As required by the OTS, institutions under its supervision must maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. The liquidity ratios of the Bank were 10.2% and 8.0% at December 31, 1997 and 1996, respectively.

         Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

         At December 31, 1997 and 1996, the Bank had outstanding FHLB advances of $400.0 and $322.7 million, respectively. Another available short-term funding source is a $10.0 million revolving line of credit with another institution, of which no balance was outstanding at December 31, 1997.

         The Corporation routinely enters into commitments requiring the future outlay of funds. Effective March 1, 1997, the Bank entered into a new agreement with its data processing facilities management company. Under the terms of this agreement, an average minimum payment of approximately $4.4 million has been committed for each of the next four years. The above commitment, as well as loan commitments, are expected to be met through traditional funding sources, such as deposits, short-term borrowings, advances from the FHLB and principal repayments on loans.

         During 1997, operating and financing activities provided cash and cash equivalents of $15.7 and $141.9 million, respectively, while investing activities used $155.0 million. The cash provided by financing activities resulted primarily from additional borrowings from the FHLB and securities sold under agreements to repurchase. This cash was used to fund the purchase of investment securities and mortgage-backed securities, as well as the repayment of other borrowings, and a net increase in assets leased to others.

         In 1996, operating and financing activities provided $17.4 million and $124.3 million of cash and cash equivalents, respectively, while investing activities used $154.2 million. The funds provided by financing activities reflect additional FHLB advances and securities sold under agreements to repurchase. These funds were utilized to fund the purchase of mortgage-backed securities and for the repayment of other borrowings. During 1995, the financing and operating activities provided $4.0 million and $12.3 million of cash and cash equivalents, respectively, while investing activities used $8.6 million. The funds provided by financing activities reflect the additional FHLB advances and a net increase in certificates of deposit and time deposits. These funds were used to fund the sale of deposits and for the repayment of other borrowings.

CAPITAL RESOURCES

         Federal laws, among other things, require the OTS to mandate uniformly applicable capital standards for all savings institutions. These standards currently require institutions such as the Bank to maintain a "tangible" capital ratio equal to 1.5% of adjusted total assets, "core" (or "leverage") capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of "risk-weighted" assets and total "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets.

         The Federal Deposit Insurance Corporation Improvement Act (FDICIA), as well as other requirements, established five capital tiers: well-capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

         At December 31, 1997, the Bank is classified as well-capitalized and is in compliance with all regulatory capital requirements. Management anticipates that the Bank will continue to be classified as well-capitalized. For additional information concerning the Bank's regulatory capital compliance see Note 11 to the Consolidated Financial Statements.

         In March 1996, the Corporation initiated the first of three stock repurchase plans approved by the Board of Directors. In the second and third quarters of 1996, 725,300 shares, or approximately 5% of the common stock outstanding, were acquired in open market transactions for $5.7 million. In October of 1996, the Corporation began a second stock repurchase program to acquire up to 10% of the outstanding common stock through open market repurchases and privately negotiated transactions. During the fourth quarter of 1996, the Corporation repurchased 929,900 shares, or 6.7% of common stock outstanding for approximately $9.0 million. At December 31, 1996, the Corporation held 1,655,200 shares of common stock in its treasury at a cost of $14.7 million. In 1997, the Corporation substantially completed the second stock repurchase program by acquiring 385,409 additional shares of common stock in January 1997 for $4.3 million. During the second quarter of 1997, the Corporation started a third stock repurchase plan to acquire up to 10% of common stock outstanding. Under this third plan, the Corporation has purchased 122,000 shares at a cost of $1.5 million. At December 31, 1997, the Corporation held 2,162,609 shares of its treasury stock at a cost of $20.5 million. Subsequent to December 31, 1997, the Corporation reissued 4,500 shares of treasury stock as part of 1998 compensation for the Board of Directors.

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

ACCOUNTING DEVELOPMENTS

         In March 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share"
(EPS). This statement, which supersedes APB Opinion No. 15, simplifies the standards for computing EPS and makes them comparable to international standards. SFAS No. 128 replaces the "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for the periods ending December 31, 1997, and retroactive restatement of prior period results is required. Accordingly, all EPS information contained in this Annual Report has been restated to comply with this new standard.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129, which is applicable to all companies, consolidates the existing guidance in the authoritative literature on an entity's capital structure. SFAS No. 129 requires disclosures that include the liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. This statement is effective for financial statements for periods ending after December 15, 1997. Since the Company currently has a simple capital structure, this statement has had little effect on disclosure requirements for the Corporation.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". According to the statement, all items of "comprehensive income" are to be reported in a "financial statement that is displayed with the same prominence as other financial statements". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Along with net income, examples of comprehensive income include foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, changes in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, and minimum pension liability adjustments. Currently, the comprehensive income of the Corporation would consist primarily of net income and unrealized holding gains and losses on available-for-sale securities. This statement becomes effective for fiscal years beginning after December 15, 1997.

         In June 1997, the FASB adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement, which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, countries in which the entity earns revenues and holds assets, and major customers. This statement requires changes in disclosures only and would not affect the financial condition or operating results of the Corporation. This statement becomes effective for fiscal years beginning after December 15, 1997.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when "FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. This statement requires changes in disclosures and would not affect the financial condition or operating results of the Corporation. This Statement is effective for fiscal years beginning after December 15, 1997.

YEAR 2000 ISSUES

         Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically, the year 2000 is represented as the year 1900. Correctly identifying the year 2000 as a leap year may also be an issue. These misidentifications could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, track important customer account information, provide convenient access to this information, or engage in normal business operations.

         The Company has completed an assessment of its core financial and operational software systems and has found them already in compliance, or the necessary steps to bring them into compliance have been identified. These tasks are scheduled for completion by December 1998. The assessment of other less critical software systems and various types of equipment is continuing and should be completed in March 1998. The Company expects to bring all systems into compliance well before the inevitable transition to year 2000 could cause a disruption in business activities supported by them. The Company has initiated formal communication with its significant suppliers, business partners and customers. This communication is intended to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own Year 2000 issues. Procedures have been put in place to monitor third parties' efforts directed toward correcting Year 2000 issues. Steps have been defined to help mitigate the effects of a third party's failure to address Year 2000 issues adequately.

         The Company has not identified any exposure to contingencies related to the Year 2000 issue but will continue to evaluate for potential exposure. The Company will use both internal and external resources to complete tasks and perform testing necessary to address Year 2000 issues. While addressing and correcting Year 2000 issues will require substantial effort, a large portion of the costs related to this issue will be met from existing resources through a reprioritization of the technology department initiatives with the remainder representing incremental costs which are not expected to be material. The Company plans to complete the Year 2000 corrections to its core financial and operational software systems by December 31, 1998 with a full year of integration testing scheduled for 1999. Completion of the Year 2000 project is based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

FORWARD LOOKING STATEMENTS

         In our Annual Report, we have included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in our Annual Report. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:


Independent Auditors' Report ................................................45
WSFS Financial Corporation (and Subsidiaries):
   Management's Statement on Financial Reporting.............................46
   Consolidated Statement of Operations .....................................47
   Consolidated Statement of Condition.......................................48
   Consolidated Statement of Changes in Stockholders' Equity.................49
   Consolidated Statement of Cash Flows......................................50
   Notes to the Consolidated Financial Statements............................52

        (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following page:

   Quarterly Financial Summary (unaudited)...................................83

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WSFS Financial Corporation

         We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries (the Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31,1997 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP


January 20, 1998
Philadelphia, Pennsylvania

MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

To Our Stockholders:

         The management of WSFS Financial Corporation (the Corporation) is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts that are based on judgments and estimates of management.

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

         The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that WSFS Financial Corporation complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1997.






Marvin N. Schoenhals                                   R. William Abbott
Chairman, President &                                  Executive Vice President
Chief Executive Officer                                & Chief Financial Officer

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                          Year Ended December 31,
                                                                                  -------------------------------------
                                                                                   1997            1996           1995
                                                                                  ------          ------         ------
                                                                                  (In Thousands, Except Per Share Data)
INTEREST INCOME:
Interest and fees on loans..............................................        $ 72,039         $ 73,103        $73,192
Interest on mortgage-backed securities..................................          25,829           19,446         16,694
Interest and dividends on investment securities.........................           2,785            2,168          3,367
Other interest income...................................................           9,282            6,506          6,683
                                                                                --------         --------        -------
                                                                                 109,935          101,223         99,936
                                                                                --------         --------        -------

INTEREST EXPENSE:
Interest on deposits ..................................................           31,484           31,222         34,066
Interest on Federal Home Loan Bank advances............................           22,598           18,079         15,679
Interest on federal funds purchased and securities sold under
  agreements to repurchase.............................................           12,040            5,869          4,206
Interest on senior notes...............................................            3,315            3,332          3,499
Interest on other borrowings...........................................              380              360            617
                                                                                --------         --------        -------
                                                                                  69,817           58,862         58,067
                                                                                --------         --------        -------

Net interest income.....................................................          40,118           42,361         41,869
Provision for loan losses...............................................           1,533            1,687          1,403
                                                                                --------         --------        -------
Net interest income after provision for loan losses.....................          38,585           40,674         40,466
                                                                                --------         --------        -------

OTHER INCOME:
Gain on sale of deposits................................................                                          14,247
Loan servicing fee income...............................................           3,165            3,255          3,016
Net rental income from operating leases................................            9,089            3,043
Service charges on deposit accounts....................................            4,579            2,877          2,811
Securities gains (losses)..............................................              165             (243)           265
Other income...........................................................            2,618            2,261          2,276
                                                                                --------         --------        -------
                                                                                  19,616           11,193         22,615
                                                                                --------         --------        -------

OTHER EXPENSE:
Salaries and other compensation........................................           13,700           13,959         15,921
Employee benefits and other personnel expenses.........................            3,373            3,518          4,380
Equipment expense......................................................            1,452            1,260          1,298
Data processing expense................................................            2,362            2,346          2,269
Occupancy expense......................................................            2,793            2,493          2,430
Marketing expense......................................................            1,212              678          1,050
Professional fees......................................................            1,374            1,614            850
Net costs of assets acquired through foreclosure.......................            1,056            1,375          2,871
Outsourced operations..................................................            2,155

Other operating expenses...............................................            5,759            5,102          6,272
                                                                                --------         --------        -------
                                                                                  35,236           32,345         37,341
                                                                                --------         --------        -------

Income before taxes....................................................           22,965           19,522         25,740
Income tax provision  (benefit)........................................            6,576            3,166         (1,268)
                                                                                --------         --------        -------
Net income.............................................................          $16,389         $ 16,356        $27,008
                                                                                ========         ========        =======

Earnings per share:
  Basic ...............................................................          $  1.31         $   1.18        $  1.86
  Diluted .............................................................             1.29             1.16           1.84

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION


                                                                                                       December 31,
                                                                                             ------------------------------
                                                                                                1997                1996
                                                                                             ----------         -----------
                                                                                                 (Dollars in thousands)
ASSETS
Cash and due from banks.......................................................             $   27,467         $   24,651
Federal funds sold and securities purchased under agreements to resell........                 25,279             25,400
Interest-bearing deposits in other banks......................................                 28,992              5,802
Investment securities held-to-maturity (market value: 1997-$28,905, 1996-$17,587)              28,564             17,680
Investment securities available-for-sale......................................                 50,091              1,253
Mortgage-backed securities held-to-maturity (market value: 1997-$273,320, 1996-$311,611)      272,900            313,329
Mortgage-backed securities available-for-sale.................................                 57,374             51,923
Investment in reverse mortgages, net..........................................                 32,109             35,796
Loans held-for-sale...........................................................                  2,183                758
Loans, net of allowance for loan losses of $24,850 at December 31, 1997 and
  $24,241 at December 31, 1996................................................                762,280            772,089
Vehicles under operating leases, net of allowance for lease losses of $1,097
   at December 31, 1997 and $499 at December 31, 1996.........................                172,115             52,036
Stock in Federal Home Loan Bank of Pittsburgh, at cost.........................                20,252             16,135
Assets acquired through foreclosure...........................................                 3,826               6,441
Premises and equipment........................................................                  9,001              5,966
Accrued interest and other assets.............................................                 22,784             28,376
                                                                                           ----------         ----------
TOTAL ASSETS..................................................................             $1,515,217         $1,357,635
                                                                                           ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Deposits:
 Noninterest-bearing demand.....................................................           $   85,509         $   76,451
 Money market and interest-bearing demand ......................................               61,453             57,104
 Savings........................................................................              168,284            156,404
 Time...........................................................................              451,720            454,927
                                                                                           ----------         ----------
Total deposits .................................................................              766,966            744,886

Federal funds purchased and securities sold under agreements to repurchase .....              207,699            159,304
Federal Home Loan Bank advances.................................................              400,000            322,699
Senior notes....................................................................               29,100             29,100
Other borrowed funds............................................................                7,879              7,816
Accrued expenses and other liabilities..........................................               16,814             18,042
                                                                                           ----------         ----------
Total liabilities...............................................................            1,428,458          1,281,847
                                                                                           ----------         ----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Serial preferred stock $.01 par value, 7,500,000 shares authorized; 10%
  Convertible Preferred Stock, Series 1, 2,000,000 shares authorized; issued and outstanding, none ........................................................
Common stock $.01 par value, 20,000,000 shares authorized; issued 14,622,588
  at December 31, 1997, and 14,567,498 at December 31, 1996.....................                  146                146
Capital in excess of par .......................................................               57,469             57,289
Net unrealized gains on securities available-for-sale, net of tax...............                  379                166
Retained earnings...............................................................               49,252             32,863
Treasury stock at cost, 2,162,609 shares at December 31, 1997 and 1,655,200
    shares at December 31, 1996.................................................              (20,487)           (14,676)
                                                                                           ----------         ----------
TOTAL STOCKHOLDERS' EQUITY......................................................               86,759             75,788
                                                                                           ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................           $1,515,217         $1,357,635
                                                                                           ==========         ==========

  The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     Net
                                                                    Capital       unrealized                              Total
                                                     Common        in excess    gains (losses)   Retained   Treasury   stockholders'
                                                      stock      of par value   on securities    earnings     stock       equity
                                                     ------      ------------   -------------    --------   --------   ------------
                                                                                      (In Thousands)
Balance, January 1, 1995 ........................     $145          $57,131        $(1,501)      $(10,501)                 $45,274

Exercise of common stock options ................                         5                                                      5
Net changes in unrealized gains (losses) on
     securities available-for-sale, net of tax...                                    1,259                                   1,259
Net income.......................................                                                  27,008                   27,008
                                                      ----          -------           ----        -------   --------       -------
Balance, December 31, 1995 ......................      145           57,136           (242)        16,507                   73,546

Exercise of common stock options ................        1              153                                                    154
Treasury stock at cost, 1,655,200 shares.........                                                           $(14,676)      (14,676)
Net changes in unrealized gains (losses) on
 securities available-for-sale, net of tax.......                                      408                                     408
Net income.......................................                                                  16,356                   16,356
                                                      ----          -------           ----        -------   --------       -------
Balance, December 31, 1996 ......................      146           57,289            166         32,863    (14,676)       75,788

EXERCISE OF COMMON STOCK OPTIONS ................                       180                                                    180
TREASURY STOCK AT COST, 507,409 SHARES                                                                        (5,811)       (5,811)
NET CHANGES IN UNREALIZED GAINS (LOSSES) ON
  SECURITIES AVAILABLE-FOR-SALE, NET OF TAX......                                      213                                     213
NET INCOME ......................................                                                  16,389                   16,389
                                                      ----          -------           ----        -------   --------       -------
BALANCE, DECEMBER 31, 1997 ......................     $146          $57,469           $379        $49,252   $(20,487)      $86,759
                                                      ====          =======           ====        =======   ========       =======



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                              Year Ended December 31,
                                                                                     -------------------------------------------
                                                                                        1997            1996              1995
                                                                                     ----------       --------          --------
                                                                                                   (In Thousands)
OPERATING ACTIVITIES:

Net income.........................................................................  $   16,389       $ 16,356          $27,008
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan and lease losses ..........................................       2,509          2,015            1,403
     Provision for losses on assets acquired through foreclosure...................                        400            1,570
     Depreciation, accretion and amortization .....................................        (861)          (376)          (1,304)
     Decrease (increase) in accrued interest receivable and other assets                  4,703           (108)          (3,718)
     Origination of loans held-for-sale ...........................................     (27,605)       (27,766)         (37,105)
     Proceeds from sales of loans held-for-sale....................................      26,509         31,262           33,151
     Increase (decrease) in accrued interest payable and other liabilities.........      (1,908)        (3,204)           5,882
     Gain on sale of deposits......................................................                                     (16,553)
     Increase in reverse mortgage capitalized interest, net .......................      (4,372)        (2,158)          (1,468)
     Other, net ...................................................................         372            966            3,396
                                                                                     ----------       --------          -------
Net cash provided by operating activities..........................................      15,736         17,387           12,262
                                                                                     ----------       --------          -------

INVESTING ACTIVITIES:

     Net (increase) decrease of interest-bearing deposits in other banks ..........     (23,190)        (1,034)           5,069
     Maturities of investment securities ..........................................       5,528          4,595           12,816
     Sales of investment securities available-for-sale.............................      40,030         60,328           63,493
     Purchases of investment securities held-to-maturity...........................     (15,046)                        (39,773)
     Purchases of investment securities available-for-sale.........................     (89,956)       (54,615)            (387)
     Sales of mortgage-backed securities available-for-sale .......................      13,295
     Repayments of mortgage-backed securities held-to-maturity.....................      92,029         44,382           23,903
     Repayments of mortgage-backed securities available-for-sale...................       8,205          2,123            2,243
     Purchases of mortgage-backed securities held-to-maturity .....................     (52,131)      (135,809)
     Purchases of mortgage-backed securities available-for-sale....................     (26,651)       (38,763)
     Repayments on reverse mortgages...............................................      19,023         13,151           12,701
     Disbursements for reverse mortgages...........................................     (10,546)       (11,091)         (14,619)
     Sales of loans................................................................       7,556          6,456            4,111
     Purchase of loans ............................................................     (11,030)       (13,351)         (54,271)
     Net decrease (increase)  in loans ............................................       8,422         17,047          (27,118)
     Net increase in operating leases..............................................    (125,863)       (52,036)
     Net increase in stock of Federal Home Loan Bank of Pittsburgh ................      (4,117)          (275)          (4,546)
     Disbursement for real estate held for investment in real estate...............                        505            1,481
     Receipts from investments in real estate  ....................................                     (1,362)              (5)
     Sales of assets acquired through foreclosure, net ............................      13,819          6,263            7,816
     Premises and equipment, net  .................................................      (4,325)          (764)          (1,053)
     Other, net  ..................................................................          (2)                           (417)
                                                                                     ----------       --------          -------
Net cash used for investing activities.............................................    (154,950)      (154,250)          (8,556)
                                                                                     ----------       --------          -------

                                                        (Continued on next page)


                                                                                             Year Ended December 31,
                                                                                   --------------------------------------
                                                                                       1997          1996         1995
                                                                                   ----------    ----------    ----------
                                                                                                (In Thousands)
FINANCING ACTIVITIES:

     Net increase (decrease) in demand and savings deposits...................        25,350        11,518       (13,527)
     Net increase (decrease) in certificates of deposit and time deposits ....        (3,506)       12,084       122,701
     Sale of deposits, net....................................................                                  (180,758)
     Repayment of municipal bond repurchase obligations.......................                      (2,689)       (2,690)
     Receipts from FHLB borrowings ...........................................       765,000       125,000       150,970
     Repayments of FHLB borrowings ...........................................      (687,699)     (109,507)      (70,047)
     Receipts from reverse repurchase agreements..............................       543,157       285,940       194,289
     Repayments of reverse repurchase agreements .............................      (494,762)     (182,795)     (194,838)
     Issuance of common stock ................................................           180           154             5
     Extinguishment of senior notes ..........................................                        (750)       (2,150)
     Purchase treasury stock..................................................        (5,811)      (14,676)
                                                                                   ---------     ---------     ---------
     Net cash provided by financing activities................................       141,909       124,279         3,955
                                                                                   ---------     ---------     ---------
Increase (decrease) in cash and cash equivalents .............................         2,695       (12,584)        7,661
Cash and cash equivalents at beginning of period .............................        50,051        62,635        54,974
                                                                                   ---------     ---------     ---------
Cash and cash equivalents at end of period ...................................     $  52,746     $  50,051     $  62,635
                                                                                   =========     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid in interest during the year ...................................     $  68,611     $  58,864     $  53,689
     Cash paid (refund) in income taxes, net .................................          (538)        4,820         2,184
     Loans transferred to assets acquired through foreclosure ................         9,655         5,885         6,264
     Net change in unrealized gains (losses) on securities
      available-for-sale, net of tax .........................................           213           408        (1,259)
     Assets acquired through foreclosure transferred to investment in
      real estate, net .......................................................                       4,806


The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company organized under the laws of the State of Delaware. The Corporation's principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (WSFS or
Bank), is a federal savings bank organized under the laws of the United States which conducts operations from 16 retail banking offices located in the Wilmington and Dover, Delaware areas.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The material estimates that are particularly susceptible to significant change in the near term relate to the determination of the adequacy of the allowances for loan and lease losses and the valuations of other real estate owned, deferred tax assets, investment in reverse mortgages and contingencies.

         Basis of Presentation

         The consolidated financial statements include the accounts of the parent company, the Bank and its wholly-owned subsidiaries, WSFS Credit Corporation (WCC), 838 Investment Group, Inc., Community Credit Corporation
(CCC) and Star States Development Company (SSDC). Also included in the consolidated financial statements are the operations of Providential Home Income Plan, Inc. (Providential), a separate subsidiary until November 1996 when the management and operations were merged into WSFS. Providential was a California-based reverse mortgage lender which was acquired by the Bank in 1994. In addition, Star States Pennsylvania Corporation (SSPA) and its subsidiary, Fidelity Federal Savings and Loan Association (Association), a federally-chartered stock savings and loan association, are included in the consolidated financial statements until November 1995. Their subsequent exclusion is the result of the sale of the Association's deposits and certain other assets in July 1995 and the merger of the Association's remaining operations into the Bank in November 1995.

         WCC is engaged primarily in indirect motor vehicle leasing. The related leases are accounted for as operating leases or direct financing leases. 838 Investment Group, Inc. markets various insurance and securities products to Bank customers through the Bank's branch system. CCC is a consumer finance subsidiary specializing in consumer loans primarily secured by first and second mortgages. SSDC was originally formed to acquire, develop and market improved and unimproved real estate either through wholly-owned subsidiaries or investments in joint ventures. SSDC is currently inactive with the exception of one parcel of land which is being marketed for sale. All significant intercompany transactions are eliminated in consolidation.

         Certain reclassifications have been made to the prior years' financial statements to conform them to the current year's presentation.

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds are purchased and sold for periods ranging up to ninety days.

         Debt and Equity Securities

         Investments in equity securities that have a readily determinable fair value and investments in debt securities are classified into three categories and accounted for as follows:

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

         There were no investment and mortgage-backed securities classified as "trading" during 1997 and 1996.

         Debt and equity securities include mortgage-backed securities, corporate and municipal bonds, U.S. Government and agency securities and certain equity securities. Premiums and discounts on debt and equity securities held-to-maturity and available-for-sale are recognized in interest income using a level yield method over the period to expected maturity.

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

         Loans

         Loans are stated net of deferred fees and costs and unearned discounts. Loan interest income is accrued using various methods which approximate a constant yield. Loan origination and commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.

         Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. Impaired loans include loans within the Corporation's commercial, commercial mortgage and commercial construction portfolios. The Company's policy for recognition of interest income on impaired loans is the same as for nonaccrual loans discussed below.

         Nonaccrual Loans

         Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e. - brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest in accordance with the Corporation's previously established loan-to-value policies.

         Allowances for Loss

         The allowances for loan and lease losses are maintained at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan and lease portfolios. Management's evaluation is based upon a continuing review of each portfolio which includes factors such as identification of adverse situations that may affect the borrower's ability to repay, a review of overall portfolio quality, prior loan loss experience and an assessment of current and expected economic conditions. Allowances for estimated losses on investments in real estate and assets acquired through foreclosure are provided if the carrying value exceeds the fair value less estimated disposal costs. Consideration is also given to examinations performed by regulatory authorities.

         Changes in economic conditions and economic prospects of borrowers can occur quickly, and as a result, impact the estimates made by management. These estimates are continually reviewed, and as adjustments become necessary, they are included in operations in the period in which they become known. Identified losses on specific loans, investments in real estate or assets acquired through foreclosure are charged against the applicable allowance.

         Loans Held-for-Sale

         Loans held-for-sale are carried at the lower of cost or market.

         Vehicles Under Operating Leases

         Vehicles under operating leases are stated at cost less accumulated depreciation and estimated credit losses. Depreciation expense is computed on a straight-line basis over the life of the lease, excluding estimated residual value. Accelerated methods are used in depreciating certain assets for income tax purposes.

         Assets Acquired Through Foreclosure

         Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loan or fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding the assets are charged to expense in the current period. An allowance for estimated losses is provided when declines in fair value below the carrying value are identified. "Net costs of assets acquired through foreclosure" includes costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs.

         Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Costs of major replacements, improvements and additions are capitalized. Depreciation expense is computed on the straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the life of the related lease if less than the estimated useful life. Accelerated methods are used in depreciating certain assets for income tax purposes.
                                      -54-

         Securities Sold Under Agreements to Repurchase

         The Corporation enters into sales of securities under agreements to repurchase. Reverse repurchase agreements are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statement of Condition. The securities underlying the agreements remain in the asset accounts.

         Income Taxes

         The provision or benefit for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

         Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is required to be adopted in both interim and annual financial statements for periods ending after December 15, 1997. Accordingly, the Corporation has changed its methodology for computing earnings per share and restated all prior period amounts. SFAS 128 replaced "primary" and "fully" diluted earnings per share with "basic" and "diluted" earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share but included in the computation of diluted earnings per share.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               1997            1996               1995
                                                               ----            ----               ----
 Numerator:
   Net income ..................................             $16,389         $16,356            $27,008
                                                             =======         =======            =======

 Denominator:
   Denominator for basic earnings per share -
     weighted average shares ...................              12,508          13,910             14,508

   Effect of dilutive securities:
     Employee stock options.....................                 196             168                168
                                                           ---------       ---------          ---------

   Denominator for diluted earnings per share -
     adjusted weighted average shares and
     assumed exercise...........................              12,704          14,078             14,676
                                                            ========        ========           ========

 Basic earnings per share.......................           $    1.31       $    1.18          $    1.86
                                                           =========       =========          =========

 Diluted earnings per share.....................           $    1.29       $    1.16          $    1.84
                                                           =========       =========          =========

2. DISPOSITION OF CERTAIN ASSETS AND LIABILITIES

         On July 28, 1995, the Corporation's wholly-owned subsidiary, Fidelity Federal Savings and Loan Association, completed the sale of deposits and certain real estate at four of its branches to another institution. Approximately $197.3 million of deposit liabilities were assumed by this institution in exchange for certain branch related assets, loans and cash. The premium paid on the deposit base was 8.5%, and other post-closing adjustments. The Corporation reported a gain of approximately $12.4 million, net of taxes and a supplemental contribution to the Corporation's 401(k) Plan, or $.84 per share from this sale. The Corporation partially funded the $177.6 million cash outflow through long-term borrowings of $70.0 million and $63.8 million in brokered CD's. This transaction allowed the Corporation to focus on its primary market area while enhancing capital.

3.  INVESTMENT SECURITIES

                                                                                  Gross             Gross
                                                                 Amortized      Unrealized        Unrealized         Fair
                                                                   Cost           Gains             Losses           Value
                                                                 ---------      ----------        ----------        -------
                                                                                       (In Thousands)
Available-for-sale securities:
   December 31, 1997:
      U.S. Government and agencies..................              $ 50,029       $     62                           $50,091
                                                                  ========       ========          ========         =======

   December 31, 1996:
      State and political subdivisions..............              $  1,291                         $     38         $ 1,253
                                                                  ========       ========          ========         =======

Held-to-maturity:

   December 31, 1997:
      Corporate bonds................................             $ 12,030        $    96           $    40         $12,086
      U.S. Government and agencies ..................               15,000              5                            15,005
      State and political subdivisions...............                1,534            360                80           1,814
                                                                ----------        -------           -------         -------
                                                                  $ 28,564        $   461           $   120         $28,905
                                                                ==========       ========          ========         =======

   December 31, 1996:
      Corporate bonds................................              $15,038        $    51           $   148         $14,941
      State and political subdivisions................               2,642              4                             2,646
                                                                 ---------      ---------           -------         -------
                                                                   $17,680        $    55           $   148         $17,587
                                                                   =======        =======           =======         =======

         Securities with book values aggregating $45,934,000 at December 31, 1997 are pledged as collateral for securities sold under agreements to repurchase and the Bank's treasury, tax and loan account with the Federal Reserve. Accrued interest receivable relating to investment securities was $1,123,000 and $314,000 at December 31, 1997 and 1996, respectively.
Substantially all of the interest and dividends on investment securities represented taxable income.

         The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at December 31, 1997 were as follows:

                                                                       Held-to-Maturity              Available-for-Sale
                                                                    ------------------------        --------------------
                                                                                      (In Thousands)
                                                                    Amortized        Fair           Amortized     Fair
                                                                      Cost           Value             Cost       Value
                                                                    ---------       --------        ---------    -------
Within one year .......................................              $   565        $    566         $20,029     $20,031
After one year but within five years...................               18,934          18,962          30,000      30,060
After five but within ten years........................                3,137           3,127
After ten years........................................                5,928           6,250
                                                                     -------        --------         -------     -------
                                                                     $28,564         $28,905         $50,029     $50,091
                                                                     =======         =======         =======     =======

         Proceeds from the sales of investments available-for-sale during 1997 were $40,030,000. Gains of $91,000 were realized on these sales. During 1997, the $1.3 million in state and political subdivision bonds, previously classified as available-for-sale, were reclassified as held-to-maturity due to the lack of an active market in these securities and the difficulty in obtaining timely market valuations for these securities. There were no sales of securities classified as held-to-maturity nor other transfers between categories of investment securities during 1997, 1996 and 1995.

         Proceeds from the sale of investments during 1996 and 1995 were $60,328,000 and $63,493,000, respectively. Gains of $218,000 and $333,000 in
1996 and 1995, respectively, and losses of $353,000 and $87,000 in 1996 and 1995, respectively, were realized on these sales.

4. MORTGAGE-BACKED SECURITIES

                                                                                Gross             Gross
                                                                Amortized     Unrealized       Unrealized        Fair
                                                                  Cost          Gains            Losses          Value
                                                                 -------        -------         ----------     ---------

                                                                                         (In Thousands)
Available-for-sale securities:
December 31, 1997:
      Collateralized mortgage obligations  ..........            $56,852        $    719        $      197     $  57,374
                                                                 =======        ========        ==========     =========

      Weighted average yield.........................               7.26%

December 31, 1996:
      Collateralized mortgage obligations ...........            $37,238        $   244                        $  37,482
GNMA.................................................             14,391             50                           14,441
                                                                 -------        -------         ----------     ---------
                                                                 $51,629        $   294                        $  51,923
                                                                 =======        =======         ==========     =========

      Weighted average yield.........................               7.08%


Held-to-maturity securities:

December 31, 1997:
      Collateralized mortgage obligations............           $151,982        $1,518         $        11     $ 153,489
      FNMA...........................................             53,134                               593        52,541
      GNMA...........................................              1,299            37                             1,336
      FHLMC .........................................             53,822            32                 604        53,250
      Other..........................................             12,663            41                            12,704
                                                                --------       -------         -----------    ----------
                                                                $272,900        $1,628         $     1,208      $273,320
                                                                ========        ======         ===========    ==========

      Weighted average yield.........................               6.88%

December 31, 1996:
      Collateralized mortgage obligations............           $165,516        $  927         $         2     $166,441
      FNMA...........................................             62,754                             1,276       61,478
      GNMA...........................................              1,496            41                            1,537
      FHLMC..........................................             63,223            60               1,470       61,813
      Other.........................................              20,340             2                           20,342
                                                               ---------        ------         -----------     --------
                                                                $313,329        $1,030        $      2,748     $311,611
                                                                ========        ======        ============     ========

      Weighted average yield.........................               6.96%


         At December 31, 1997, mortgage-backed securities with book values aggregating $309,754,000 were pledged as collateral for retail customer repurchase agreements, Federal Home Loan Bank Advances and securities sold under agreements to repurchase. Accrued interest receivable relating to mortgage-backed securities was $1,957,000 and $2,149,000 at December 31, 1997 and 1996, respectively. In 1997, the Bank sold $12,711,000 in adjustable-rate GNMA securities, classified as available-for-sale, resulting in a gain of $64,000. There were no sales of mortgage-backed securities in 1996 and 1995, nor transfers between categories of mortgage-backed securities during 1997, 1996 and 1995.

5. LOANS
                                                          December 31,
                                                     ---------------------
                                                       1997          1996
                                                     --------      --------
                                                         (In Thousands)
Real estate mortgage loans:
     Residential (1-4 family) ........               $285,127      $278,287
     Other ...........................                243,408       282,748
Real estate construction loans........                 17,269        32,134
Commercial loans......................                 97,268        30,369
Consumer loans  ......................                159,432       135,552
Finance leases (see Note 6)...........                               60,985
                                                     --------      --------
                                                      802,504       820,075
Less:
Loans in process .....................                 12,173        10,658

Unearned income ......................                  3,201        13,087
Allowance for loan losses ............                 24,850        24,241
                                                    ---------     ---------
                                                     $762,280      $772,089

         The Corporation had impaired loans totaling approximately $5.9 million and $16.0 million at December 31, 1997 and 1996, respectively. The average recorded investment in these loans was $8.6 million, $16.3 million and $16.5 million for 1997, 1996 and 1995, respectively. At December 31, 1997, the allowance for losses on impaired loans totalled $1.2 million as compared to $2.4 million at December 31, 1996. The Corporation recognizes interest income on a cash basis method on impaired loans. Total interest income recognized on impaired loans totalled $652,000 for the year ended December 31, 1997 and $1.3 million for the years ending December 31, 1996 and 1995.

         The total amounts of loans serviced for others were $207,828,000, $196,415,000 and $229,144,000 at December 31, 1997, 1996 and 1995, respectively.
Accrued interest receivable on loans outstanding was $5,080,000, $4,546,000 and $4,965,000 at December 31, 1997, 1996 and 1995, respectively.

         Nonaccruing loans aggregated $9,077,000, $11,336,000 and $10,537,000 at
December 31, 1997, 1996 and 1995, respectively. If interest on all such loans had been recorded, net interest income would have increased by $922,000 in 1997, $993,000 in 1996 and $735,000 in 1995.

         A summary of changes in the allowance for loan losses follows:

                                                                                               Year  Ended December 31,
                                                                                          -------------------------------
                                                                                           1997         1996        1995
                                                                                          ------       -------    -------
                                                                                                    (In Thousands)
Beginning balance ..............................................................          $24,241      $24,167    $21,700
     Balance at acquisition for discounted commercial mortgages ................                                    2,600
     Transfer to allowance for vehicles under operating leases..................             (259)
     Transfer from assets acquired through foreclosure reserve .................              848
     Provision for loan losses.................................................             1,533        1,687      1,403
     Loans charged-off .........................................................           (1,741)      (1,813)    (2,198)
     Recoveries................................................................               228          200        662
                                                                                          -------      -------    -------
Ending balance .................................................................          $24,850      $24,241    $24,167

6. VEHICLES UNDER OPERATING LEASES

         The Corporation leases motor vehicles through its indirect auto leasing subsidiary, WSFS Credit Corporation. Vehicles are leased through a network of auto dealerships in Delaware, Pennsylvania, New Jersey, West Virginia, and Maryland. At December 31, 1997, substantially all leased assets were accounted for using the operating lease method. At December 31, 1996, approximately 50% of the leased assets were accounted for under the operating lease method and the remaining leased assets were accounted for using the direct finance lease accounting method.

                                                                              Year  Ended December 31,

                                                                               1997             1996
                                                                               ----             ----
                                                                                   (In Thousands)
     Motor vehicles under operating lease, gross.................             $186,304        $ 53,378
                                                                              --------        --------

     Less:
     Allowance for lease losses..................................               (1,097)           (499)
     Accumulated depreciation....................................              (13,092)           (843)
                                                                              --------         --------
                                                                              $172,115         $ 52,036
                                                                              ========         ========
     Motor vehicles held-for-sale or lease (net).................             $    602         $    280
                                                                              ========         ========

         Minimum future rentals under operating leases at December 31, 1997 are as follows (in thousands):

   1998 .................................................        $35,874
   1999..................................................         29,934
   2000 .................................................         18,723
   2001..................................................          6,383
   2002..................................................            300
   Thereafter............................................        -------
     Total...............................................        $91,214
                                                                 =======

7. ASSETS ACQUIRED THROUGH FORECLOSURE

                                              December 31,
                                        -------------------------
                                         1997              1996
                                        -------           -------
                                              (In Thousands)

Real estate .....................       $ 3,103           $ 7,648
Other ...........................           734               718
                                        -------           -------
                                          3,837             8,366
Less:
Allowance for losses.............            11             1,925
                                        -------           -------
                                        $ 3,826           $ 6,441
                                        =======           =======

         A summary of changes in the allowance for losses follows:


                                                    Year Ended December 31,
                                                ------------------------------
                                                  1997       1996        1995
                                                -------     -------    -------
                                                      (In Thousands)

Beginning balance..........................     $ 1,925     $ 2,756    $ 5,677
  Provision for loan losses ...............                     400      1,570
  Net charge-offs .........................        (555)       (231)    (4,491)
  Transfer to investment in real estate....        (511)     (1,000)
  Transfer to allowance for loan losses....        (848)
                                                -------     -------    -------
Ending balance ............................     $    11     $ 1,925    $ 2,756
                                                =======     =======    =======

8. PREMISES AND EQUIPMENT

                                                       December 31,
                                              ---------------------------
                                                1997                1996
                                                ----                ----
                                                      (In Thousands)

Land ......................................  $    720              $   720
Buildings .................................     6,279                6,112
Leasehold improvements ....................     2,933                2,259
Furniture and equipment ...................    10,795                7,292
                                             --------              -------
                                               20,727               16,383
Less:
Accumulated depreciation ..................    11,726               10,417
                                             --------              -------
                                             $  9,001              $ 5,966
                                             ========              =======

         The Corporation occupies certain premises and operates certain equipment under noncancelable leases with terms ranging from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred. Rent expense was $1,032,000 in 1997, $965,000 in 1996, and $921,000 in 1995. Future minimum payments under these leases at December 31, 1997 are (in thousands):


1998     .............................................                    $1,015
1999     .............................................                       818
2000     .............................................                       791
2001     .............................................                       637
Thereafter ...........................................                     3,546
                                                                          ------
Total future minimum lease payments ..................                    $6,807
                                                                          ======

9. DEPOSITS

         Time deposits include certificates of deposit in denominations of $100,000 or more which aggregate $61,663,000 and $39,586,000 at December 31, 1997 and 1996, respectively.

         The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

                                                                          December 31,
                                                                  ----------------------------
                                                                     1997                1996
                                                                  ---------           --------
                                                                          (In Thousands)
Money market and demand:
    Noninterest-bearing demand ...........................        $  85,509           $  76,451
    Money market and interest-bearing demand .............           61,453              57,104
                                                                  ---------           ---------
       Total money market and demand .....................          146,962             133,555
                                                                  ---------           ---------

Savings  .................................................          168,284             156,404
                                                                  ---------           ---------

Time certificates by maturity (1):
    Less than one year ...................................          268,624             300,114
    One year to two years ................................           88,992              63,279
    Two years to three years .............................           30,981              29,053
    Three years to four years.............................           32,355              30,424
    Four years to five years..............................           27,078              28,864
    Over five years.......................................            3,690               3,193
                                                                 ----------           ---------
       Total time certificates ...........................          451,720             454,927
                                                                 ----------           ---------

Total deposits ...........................................        $ 766,966           $ 744,886
                                                                  =========           =========


(1) Includes $64.4 and $64.2 million of brokered certificates of deposit at December 31, 1997 and 1996, respectively.


         Interest expense by deposit category follows:

                                                                      Year Ended December 31,
                                                              ----------------------------------------
                                                                1997            1996             1995
                                                              --------        --------        --------
                                                                           (In Thousands)
Money market and interest-bearing demand ................     $  1,506        $  1,419        $  1,865
Savings .................................................        4,623           4,084           4,261
Time ....................................................       25,355          25,719          27,940
                                                              --------        --------        --------
                                                              $ 31,484        $ 31,222        $ 34,066
                                                              ========        ========        ========

10. BORROWED FUNDS

                                                                                        Maximum
                                                                                        Amount                    Weighted
                                                                                     Outstanding     Average      Average
                                                                         Weighted      at Month      Amount       Interest
                                                              Balance    Average         End       Outstanding      Rate
                                                              End of     Interest     During the    During the   During the
                                                              Period       Rate         Period       Period        Period
                                                              --------   --------    -----------    ----------   ----------
                                                                                  (Dollars in Thousands)
          1997
          ----
FHLB Advances............................................     $400,000      5.65%       $435,152     $388,866        5.81%
Senior notes.............................................       29,100     11.39          29,100       29,100       11.39
Federal funds purchased and securities sold under
  agreements to repurchase ..............................      207,699      5.83         238,000      205,565        5.86
Other collateralized borrowings..........................        7,879      4.25          11,877        8,745        4.25

          1996
          ----

FHLB advances............................................     $322,699      5.85%       $322,699     $307,180        5.89%
Senior notes.............................................       29,100     11.39          29,850       29,251       11.39
Municipal bond repurchase obligations....................                                  2,666          648       11.57
Federal funds purchased and securities
  sold under agreements to repurchase ...................      159,304      5.70         159,304      100,965        5.81
Other collateralized borrowings..........................        7,816      4.25           9,497        6,527        4.35

        Federal Home Loan Bank Advances

         Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh with fixed rates ranging from 5.15% to 7.03% at December 31, 1997 are due as follows (dollars in thousands):
                                                                    Weighted
                                                                    Average
                                                 Amount               Rate
                                                 ------             --------

       1998 ...............................    $  115,000             5.49%
       1999................................        90,000             5.78
       2000................................        25,000             6.60
       2001................................        10,000             5.82
       2002................................        40,000             5.55
                                               ----------
                                               $  280,000
                                               ==========

         Also outstanding at December 31, 1997 are advances of $40,000,000 and $30,000,000, maturing in 2000 and 2002, respectively, which reprice quarterly based upon the 3-month LIBOR rate, and a $50,000,000 advance, maturing in 2002, which is convertible at six month intervals (at the discretion of the FHLB) to the 3-month LIBOR rate plus 0.03%. The Bank has the option to prepay these advances at predetermined times or rates.

         In March 1996, the Bank secured a $48,807,000 FHLB revolving line of credit which expired on March 25, 1997 and was not renewed. Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, collateralized mortgage obligations, FHLB stock and an interest-bearing demand deposit account with the FHLB.

         As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 1997, of $20.0 million.

         Senior Notes

         In December 1993, the Corporation issued $32.0 million of 11% Senior Notes (the Notes). The net proceeds totalled $30.4 million, after issuance costs of $1.6 million. Issuance costs are being amortized on a straight line basis over the life of the Notes as a yield adjustment. Net proceeds equal to two semi-annual interest payments were retained by the Corporation. The remainder of the net proceeds were invested in the common stock of the Bank, the Corporation's principal subsidiary. The Corporation repurchased and canceled $750,000 and $2,150,000 of the bonds outstanding during 1996 and 1995, respectively.

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

         The covenants of the Notes require the Corporation to maintain specified amounts of investment grade securities (in an amount equal to two semi-annual interest payments), restrict the ability of the Corporation to pay dividends or to make other capital distributions, limit the creation of liens and guarantees with respect to certain other indebtedness, restrict the Corporation's ability to dispose of the capital stock of the Bank, and limit the creation of additional senior debt. The maturity of the Notes may also be accelerated in the event of a default.

         Municipal Bond Repurchase Obligations

         In December 1984, the Bank conveyed municipal bonds with a book value of $28,959,000 to a unit investment trust in exchange for $22,604,000. Holders of units in the trust had the option of requiring the trust to redeem their units, and the trust had the option of reselling the units or requiring the Bank to repurchase any or all of the bonds at stated amounts. The price to be paid by the Bank to repurchase individual bonds increases on each anniversary of the conveyance, and the Bank's obligation to repurchase individual bonds was to cease one year prior to the final maturity of such bonds. Given the historical relationships of short- and long-term yields on municipal bonds and the coupon rates of the bonds conveyed to the trust, it was assumed that the trust would require the Bank to repurchase the bonds prior to the expiration of the repurchase obligations. Consequently, the transaction had been accounted for as a financing arrangement with the bonds included in investment securities at book value and the proceeds received by the Bank recorded as a liability. This liability was increased annually to reflect the increase in the amounts the Bank was obligated to pay to repurchase individual bonds with a corresponding charge to interest expense ($75,000 and $394,000 for the years ended December 31, 1996 and 1995, respectively).

         During 1996, the Bank's participation in the unit trust was dissolved and recorded as a sale resulting in the recognition of a $108,000 loss.

         Securities Sold Under Agreements to Repurchase

         During 1997, the Bank sold securities under agreements to repurchase as a short-term funding source. At December 31, 1997, securities sold under agreements to repurchase had fixed rates ranging from 5.59% to 6.12%. The underlying securities are mortgage-backed securities and U.S. Government and agency securities with book and market values aggregating $216.4 million and $216.1 million, respectively, at December 31, 1997. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:

                                                                                              Collateral
                                                                             --------------------------------------------
                                                                             Carrying           Market            Accrued
                                           Borrowing         Rate              Value            Value            Interest

                                           ---------        -----            --------          --------          --------
    1997
    ----

Up to 30 days....................          $ 20,356          5.65            $ 20,031          $ 20,031           $   444
30 to 90 days....................            37,343          5.84              35,888            36,507               208
Over 90 days.....................           150,000          5.86             160,452           159,549             1,073
                                           --------         -----            --------          --------           -------

                                           $207,699          5.83            $216,371          $216,087           $ 1,725
                                           ========         =====            ========          ========           =======

    1996
    ----

30 to 90 days....................            69,304          5.54              72,553            73,239               444
Over 90 days.....................            90,000          5.83              91,759            89,626               501
                                           --------         -----            --------          --------           -------

                                           $159,304          5.70            $164,312          $162,865           $   945
                                           ========         =====            ========          ========           =======

         Other Collateralized Borrowings

         Collateralized borrowings of $7,879,000 and $7,816,000 at December 31, 1997 and 1996, respectively, consisted of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold on an overnight basis to retail customers under agreements to repurchase. At December 31, 1997 such borrowings were collateralized by collateralized mortgage obligations. The rate on these borrowings during 1997 averaged 4.25%.

11. STOCKHOLDERS' EQUITY

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions, such as the Bank, must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk-weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At December 31, 1997, and 1996 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since that notification that management believes have changed the institution's category.

         A table presenting the Bank's consolidated capital position as of December 31, 1997, and 1996 follows (dollars in thousands):

                                                                                                     To Be Well-Capitalized
                                                       Consolidated             For Capital          Under Prompt Corrective
                                                       Bank Capital          Adequacy Purposes          Action Provisions
                                                   -------------------      -------------------      -----------------------
                                                    Amount     Percent       Amount     Percent        Amount       Percent
                                                   --------    -------      --------    -------       --------      -------
As of December 31, 1997:
  Total Capital (to Risk-Weighted Assets)......... $110,851     11.05%      $ 80,230      8.00%       $100,288       10.00%
  Core Capital (to Adjusted Tangible Assets)......  104,833      6.93         60,538      4.00          75,672        5.00
  Tangible Capital (to Tangible Assets)...........  104,279      6.89         22,693      1.50             N/A         N/A
  Tier 1 Capital (to Risk-Weighted Assets)........  104,833     10.45            N/A       N/A          60,173        6.00

As of December 31, 1996:
  Total Capital (to Risk-Weighted Assets)......... $100,122     11.07%      $ 72,348      8.00%       $ 90,435       10.00%
  Core Capital (to Adjusted Tangible Assets)......   95,801      7.06         54,258      4.00          67,823        5.00
  Tangible Capital (to Tangible Assets)...........   95,057      7.01         10,336      1.50             N/A         N/A
  Tier 1 Capital (to Risk-Weighted Assets)........   95,801     10.59            N/A       N/A          54,261        6.00

         The Corporation has a simple capital structure with one class of $ .01 par common stock outstanding, each share having equal voting rights. In addition, the Corporation has authorized 7,500,000 shares of $ .01 par preferred stock, and 2,000,000 shares of 10% convertible preferred stock, series 1. No preferred stock was outstanding at December 31, 1997 and 1996. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the OTS Prompt Corrective Action regulations. Dividends are also limited by the covenants of the senior notes.

         Treasury Stock

         In March 1996, the Corporation initiated the first of three stock repurchase plans, approved by the Board of Directors. Under the first plan, 725,300 shares, or approximately 5% of the common stock outstanding, were acquired in open market transactions for $5.7 million. In October 1996, the Corporation began a second stock repurchase program to acquire up to 10% of the outstanding common stock through open market repurchases and privately negotiated transactions. During the fourth quarter of 1996, the Corporation repurchased 929,900 shares, or 6.7% of common stock outstanding for approximately $9.0 million. At December 31, 1996, the Corporation held 1,655,200 shares of common stock in its treasury at a cost of $14.7 million. In 1997, the Corporation substantially completed the second stock repurchase program by acquiring 385,409 additional shares of common stock in January 1997 for $4.3 million. During the second quarter of 1997, the Corporation initiated the third stock repurchase plan to acquire up to 10% of common stock outstanding. Under this third plan, the Corporation has purchased 122,000 shares at a cost of $1.5 million. At December 31, 1997, the Corporation held 2,162,609 shares of its treasury stock at a cost of $20.5 million. Subsequent to year-end, the Corporation reissued 4,500 shares of treasury stock as part of a compensation plan for the Board of Directors.

         The Holding Company

         Although the holding company does not have significant assets or engage in significant operations separate from the banking subsidiary, the Corporation has agreed to cause the Bank's required regulatory capital level to be maintained by infusing sufficient additional capital as necessary. To that end, the Corporation issued the 11% Senior Notes described in Note 10.

         Pursuant to federal laws and regulations, the Bank's ability to engage in transactions with affiliated corporations is limited, and the Bank generally may not lend funds to nor guarantee indebtedness of the Corporation.

12. EMPLOYEE BENEFIT PLANS

         Employee 401(k) Savings Plan

         Certain subsidiaries of the Corporation maintain a qualified plan in which employees may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts which include professionally managed mutual and money market funds and the Corporation's common stock. The principal and earnings thereon are tax deferred until withdrawn, generally. The Company matches a portion of the employees' contributions and also periodically makes discretionary contributions, based on Company performance, into the plan for the benefit of employees. The Corporation's contributions to the plan on behalf of its employees resulted in an expense of $564,000, $704,000 and $1,417,000 in 1997, 1996 and 1995, respectively. The plan purchased 33,000, 55,000 and 161,000 shares of common stock of the Corporation during 1997, 1996 and 1995, respectively. The comparatively large expense and shares purchased in 1995 resulted from a special contribution of $734,000 to the plan for the benefit of employees related to the sale of a former subsidiary's deposits.

         All Company contributions are made in the form of the Corporation's common stock.

         Postretirement Benefits

         The Corporation shares certain costs of providing health and life insurance benefits to retired employees (and their eligible dependents). Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Corporation.

         The Corporation accounts for its obligations under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the costs of these benefits be recognized over an employee's active working career.

         Net periodic postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995 included the following components (in thousands):

                                                                               1997    1996      1995
                                                                               ----    ----      ----
Service cost for benefits during the period................................. $ 36      $ 30     $  62
Interest cost on accumulated postretirement benefit obligation..............   93        97       108
Amortization of unrecognized transition obligation..........................   61        63        70
                                                                             ----      ----     -----
 Net postretirement benefit cost............................................ $190      $190     $ 240
                                                                             ====      ====     =====

         The Corporation's unrecorded accumulated postretirement benefit obligation (APBO) at adoption was $1.4 million. As permitted, this liability is being amortized through charges to earnings over a 20-year period. The following summarizes the APBO at each year ended December 31 (dollars in thousands):

                                                                                1997       1996
                                                                               -----       ----
Accumulated Postretirement Benefit Obligation:
 Retirees.................................................................    $  984     $1,032
 Future retirees..........................................................       366        300
                                                                              ------     ------
 Total obligation.........................................................     1,350      1,332
 Market value of plan assets..............................................         -          -
 Unrecognized net loss....................................................       (28)       (42)
 Unrecognized transition liability........................................      (920)      (981)
                                                                              -------    -------
   Postretirement benefit liability recognized in the balance sheet......    $   402     $  309
                                                                              =======    ======


 Assumptions used to value the APBO:
   Discount rate.........................................................        7.0%       7.3%
   Health care cost trend rate...........................................        9.0%       9.5%

         The Corporation assumes that the average annual rate of increase for medical benefits will decrease by one-half of 1% per year to 5% in the ninth and all future years. The costs incurred for retirees' health care are limited since certain current and all future retirees are restricted to an annual medical premium cap of $1,500 indexed from 1995 by the lesser of 4% or the actual increase in medical premiums paid by the Corporation. Beginning in 1996, the benefit for Medicare Part B Premium reimbursement payments was also included in the cap noted above. This change decreased the APBO by $150,000 in 1996. A 1% increase in the annual health care trend rates would not have a material impact on the APBO or postretirement benefit expense at or for the years ended December 31, 1997, 1996 and 1995.

13.  TAXES ON INCOME

         The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The income tax provision (benefit) consists of the following:

                                              Year Ended December 31,
                                              --------------------------
                                               1997       1996      1995
                                               ----       ----      ----
                                                     (In Thousands)
Current income taxes:
     Federal taxes .......................  $  (931)   $ 1,062   $   514
     State and local taxes................    1,208        846     1,730

Deferred income taxes:
     Federal taxes .......................    6,175      1,197    (3,668)
     State and local taxes ...............      124         61       156
                                            -------    -------   -------
                                            $ 6,576    $ 3,166   $(1,268)
                                            =======    =======   =======

         Current federal income taxes include taxes on income which cannot be offset by net operating loss carryforwards. For 1995 this was due to the limitation on the amount of alternative minimum taxable income that could be offset by net operating loss carryforwards (NOL's) as provided in the Internal Revenue Code of 1986, as amended (the Code).

         Based on the Corporation's history of prior earnings and its expectations of the future, management believes that operating income will more likely than not be sufficient to recognize a net deferred tax asset of $1.5 million and $7.9 million at December 31, 1997 and 1996, respectively. Adjustments to the valuation allowance were made in 1997, 1996, and 1995 as a result of continued operating earnings of the WSFS consolidated group.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Corporation's deferred tax assets and liabilities as of December 31, 1997 and December 31, 1996 (in thousands):

                                                              1997         1996
                                                          --------     ---------
Deferred tax liabilities:
     Accelerated depreciation.........................    $(17,672)     $(7,149)
     Other............................................        (235)        (204)
                                                          ---------    ---------
Total deferred tax liabilities........................     (17,907)      (7,353)
                                                          ---------    ---------

Deferred tax assets:
     Bad debt deductions..............................       8,822        8,398
     Tax credit carryforwards.........................       2,102        1,768
     Net operating loss carryforwards.................       9,841        7,656
     Loan fees........................................         598          640
     Provisions for losses on reverse mortgages.......      15,779       15,606
     Other............................................       3,580        2,807
                                                          --------     ---------
Total deferred tax assets.............................      40,722       36,875
                                                          --------     ---------

Valuation allowance...................................     (21,335)     (21,628)
                                                          ---------    ---------

Net deferred tax assets...............................    $  1,480     $  7,894
                                                          ========     =========

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

         Net operating loss carryforwards of $47.2 million remain at December 31, 1997. There are also alternative minimum tax credit carryforwards and general business credit carryforwards of approximately $2.1 million at December 31, 1997 which can be used to offset against regular taxes in future years. The expiration dates and amounts of such carryforwards and credits are listed below (in thousands):

                                               NOL's
                                      --------------------       Credit
                                      Federal        State    Carryforwards
                                      -------        -----    -------------
1998..........................                      $  728
1999..........................                       5,215
2000..........................                                  $    31
2001..........................
2002..........................                       4,929
2003..........................                       9,443
2004..........................       $   968         3,950
2005..........................         3,850
2006..........................         1,098
2008..........................         6,157
2009..........................         6,755
2017..........................         4,067
Unlimited.....................                                    2,071
                                     -------        -------     -------
                                     $22,895        $24,265     $ 2,102
                                     =======        =======     =======


         The Corporation's ability to use its NOL's to offset future income is subject to restrictions enacted in Section 382 of the Code. These restrictions would limit the Corporation's future use of its NOL's if there are significant Ownership Changes in or acquisitions of the Corporation's stock (referred to herein as an "Ownership Change"). The utilization of approximately $18.8 million of net operating loss carryforwards is limited to approximately $1.5 million each year as a result of such "Ownership Changes" in a former subsidiary's stock.

         A reconciliation setting forth the differences between the effective tax rate of the Corporation and the U.S. Federal Statutory tax rate is as follows:


                                                 Year Ended December 31,
                                            -----------------------------
                                            1997       1996       1995
                                            ----       ----       ----
Statutory federal income tax rate ...       35.0%      35.0%      35.0%
State tax net of federal tax benefit         3.8        3.0        4.8
Interest income 50% excludable ......       (2.6)
Utilization of loss carryforwards and
  valuation allowance adjustments ...       (7.6)     (21.3)     (42.3)
Tax credits utilized ................                             (4.2)
Other ...............................                   (.5)       1.8
                                            ----       ----        ----
  Effective tax rate ................       28.6%      16.2%      (4.9)%
                                            ====       ====        ====

14.  STOCK OPTION PLANS

         The Corporation has stock options and stock appreciation rights (SARs) outstanding under two stock option plans (collectively, Option Plans) for officers, directors and employees of the Corporation and its subsidiaries. The 1986 Stock Option Plan (1986 Plan) expired on November 26, 1996, the tenth anniversary of its effective date. As a result, no future awards may be granted under the 1986 Plan. The 1997 Stock Option Plan (1997 Plan) was approved by shareholders in April 1997 to replace the expired 1986 Plan. The 1997 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. A total of 625,000 awards may be granted under the 1997 Plan. At December 31, 1997 there were 529,900 shares available for future grants under the 1997 Plan.

         The Option Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Service Code as well as nonincentive stock options (collectively, stock options), Phantom Stock Awards and stock appreciation rights. All awards are to be granted at not less than the market price of the Corporation's common stock on the date of the grant and expire no later than ten years from the grant date. All stock options granted prior to October 1996 are exercisable one year from the date of grant. All stock options granted after October 1996 are exercisable one year from grant date and vest in 20% per annum increments. All awards generally become immediately exercisable in the event of a change in control, as defined, of the Corporation.

         SARs allow an optionee to surrender the award in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the common stock over the option price of the SARs. SARs granted are exercisable one year from the date of grant and vest in 20% per annum increments. Such payments shall be made in cash; however, no SARs are exercisable unless at the time of surrender the Corporation has the ability to pay dividends and the Bank has sufficient capital to exceed its federal regulatory capital requirements. The SARs expire seven years from the date of grant. The Corporation recorded expense related to such SARs of $2,529,000, $433,000 and $1,573,000 in 1997, 1996 and 1995, respectively.

         A summary of the status of the Corporation's Stock Option Plans as of December 31, 1997, 1996 and 1995, and changes during the years then ending is presented below:

                                                1997                            1996                           1995
                                    ----------------------------        ------------------------     --------------------------
                                                   Weighted-                        Weighted-                      Weighted-
                                                    Average                         Average                         Average
                                      Shares      Exercise Price        Shares    Exercise Price      Shares     Exercise Price
                                      ------      --------------        ------    --------------      ------     --------------
Stock Options:
Outstanding at beginning of year      316,005      $  4.72             267,505     $   2.33          269,705      $  2.36
Granted ........................       78,700        17.75             106,700         9.50
Exercised ......................      (55,090)        3.27             (58,200)        2.64           (2,200)        2.19
Canceled .......................       (4,700)        9.44
                                      -------                          -------                       -------
Outstanding at end of year .....      334,915      $  7.96             316,005      $  4.72          267,505      $  2.33
Exercisable at end of year .....      180,695                          209,305                       267,505

Weighted-average fair value
 of awards granted .............     $   6.93                         $   3.84

SARs:

Outstanding at beginning of year      273,075      $  1.99             329,995      $  2.00          329,995      $  2.00
Granted
Exercised ......................      (82,417)        2.54             (51,582)        2.13
Canceled .......................                                        (5,338)        1.65
                                      -------                          -------                       -------
Outstanding at end of year .....      190,658      $  1.75             273,075      $  1.99          329,995      $  2.00
Exercisable at end of year .....      182,658                          208,260                       192,581


         The Black-Scholes option pricing model was used to determine the grant-date fair-value of options. Significant assumptions used in the model included a weighted average risk-free rate of return of 6.1% in 1997 and 6.2% in 1996; expected option life of 6 years for both the 1997 and 1996 awards; and expected stock price volatility of 25% for 1997 awards and 27% for 1996 awards. No future cash dividends are assumed in either pricing model.

         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS 123). This statement encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123, and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for the plans and to provide the required proforma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Corporation would have recognized $250,000 in 1997 and $30,000 in 1996 of compensation expense related to its Option Plans. As a result, proforma net income of the Corporation would have been $16,139,000 in 1997 and $16,326,000 in 1996, and proforma diluted earnings per share would have been $1.27 in 1997 and $1.16 in 1996.

         The effects on proforma net income and diluted earnings per share of applying the disclosure requirement of justify SFAS 123 in past years may not be representative of the future proforma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

         The following table summarizes all stock options and SARs outstanding and exercisable for both the 1986 and 1997 Stock Option Plans as of December 31, 1997, segmented by range of exercise prices:


                                        Outstanding                                       Exercisable
                     ------------------------------------------------------        ----------------------------
                                         Weighted-            Weighted-                              Weighted-
                                          Average              Average                                Average
                                         Exercise             Remaining                              Exercise
                        Number             Price          Contractual Life            Number            Price
                        ------           ---------        ----------------            ------         ----------
Stock Options:

$1.88-$3.76             155,455              $2.25               3.0 years             155,455         $2.25
$3.77-$5.64               7,000               3.94               6.9 years               7,000          3.94
$7.94                     2,000               7.94               8.6 years               2,000          7.94
$9.44-$10.00             91,760               9.54               8.9 years              16,240          9.55
$12.75                   12,300              12.75               9.4 years
$17.54-$18.81            66,400              18.67               9.7 years
                     ----------                                                      ---------

Total                   334,915              $7.96               6.3 years             180,695         $3.03
                     ==========                                                      =========

SARs:

$0.00-$1.88             175,380              $1.65               1.9 years             175,380         $1.65
$1.89-$3.76              15,278               2.86               2.1 years               7,278          2.15
                     ----------                                                      ---------

Total                   190,658              $1.75               1.9 years             182,658         $1.67
                     ==========                                                      =========

15.  COMMITMENTS AND CONTINGENCIES

         Lending Operations

         At December 31, 1997, outstanding letters of credit were $3,026,410 and outstanding commitments to make or acquire mortgage loans aggregated $9,605,000, of which approximately $8,215,000 were at fixed rates ranging from 5.75% to 7.75%, and approximately $1,390,000 were at variable rates ranging from 4.75% to 7.88%. All mortgage commitments are expected to have closing dates within a six month period.

         Computer Operations

         In February 1997, the Bank entered into a five-year contract with ALLTEL, the Company that has been managing data processing operations since 1988, expiring in March 2002. Under the terms of the new contract, this data processing facilities management company will manage the on-site "back office" functions of deposit and loan operations for the Bank. The projected amount of future minimum payments contractually due is as follows:

 1998 ...............................................   $ 4,748,000
 1999................................................     4,659,000
 2000 ...............................................     4,457,000
 2001 ...............................................     4,457,000
 2002................................................       743,000

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

         In February 1994, a class-action complaint was filed against the Corporation's former subsidiary, Providential, in the United States District Court, Northern District of California. The class-action complaint was amended in April 1994 to add as defendants Providential's President and Executive Vice President, as well as additional claims. The action was purportedly filed on behalf of a class of persons who acquired Providential's Lifetime Reverse Mortgage products. It alleges violations of the Federal Truth in Lending Act and Regulation Z promulgated thereunder, fraud and deceit, negligent misrepresentation, unlawful, unfair or fraudulent business practices and violations of the Consumers' Legal Remedies Act based upon alleged misrepresentations in connection with the sale of reverse mortgages. It seeks unspecified compensatory and punitive damages and penalties, an accounting of all loan portfolios, an injunction barring further alleged violations, and payment of interest, costs, expert witness fees and attorneys' fees.

         Providential and the individual defendants moved to compel arbitration on an individual basis. In July 1994, the District Court issued an Order Granting Motion to Compel Arbitration, which also dismissed the case and held that the Court was without authority to order that arbitration proceed as a class action. In August 1994, the plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. On August 20, 1997, the Ninth Circuit issued a ruling dismissing plaintiffs' appeal for lack of jurisdiction. On February 25, 1998, the Ninth Circuit issued an order denying plaintiffs' petition for rehearing and suggestions for rehearing en banc.

         The Corporation believes that all such claims and actions are without merit and intends to defend itself vigorously.

         Additionally, Providential's loan documents provide for the arbitration of disputes that may arise in connection with Lifetime Reverse Mortgages. The Bank, as successor to Providential, may from time-to-time be involved in arbitration or litigation with the borrowers or with the heirs of borrowers. Some kinds of disputes may delay or impair the Bank's ability to liquidate its collateral promptly after maturity of a loan. Because reverse mortgages are a relatively new product, there can be no assurances regarding how courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of the Bank's reverse mortgage loans.

         Financial Instruments With Off-Balance Sheet Risk

         The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business primarily to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk that are not recognized in the Consolidated Statement of Condition.

         Exposure to loss for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Corporation generally requires collateral to support such financial instruments in excess of the contractual amount of those instruments and essentially uses the same credit policies in making commitments as it does for on-balance sheet instruments.

         The following represents a summary of off-balance sheet financial instruments at year-end:

                                                                December 31,
                                                            -------------------
                                                             1997          1996
                                                            -----         -----
                                                               (In Thousands)
Financial instruments with contract amounts which
represent potential credit risk:
  Construction loan commitments ........................  $ 7,064       $10,929
  Commercial mortgage loan commitments .................    5,376         3,840
  Commercial loan commitments ..........................   17,512        13,744
  Commercial standby letters of credit .................    3,026         3,373
  Residential mortgage loan commitments ................    9,605         7,409
  Consumer lines of credit .............................   64,085        62,303

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

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows which are discounted to reflect current market rates and varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future. The Corporation does not presently hold derivative financial instruments and thus has no disclosure regarding such investments.

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

         Investment and mortgage-backed securities: Fair value for investment securities is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities.

         Investment in reverse mortgages: The fair value of the Corporation's investment in reverse mortgages is based on discounted net cash flows. The discount rate utilized in determining such fair value is based on current rates of similar instruments with comparable maturities.

         Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages, consumer and direct financing leases. The fair value of residential mortgage loans is estimated using quoted market prices for sales of whole loans with similar characteristics such as repricing dates, product type and size. For residential loans that reprice frequently, the carrying amount approximates fair value. The fair value of direct financing leases is based upon recent market prices of sales of similar receivables. The fair value of other types of loans for which quoted market prices are not available is estimated by discounting expected future cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flow, are utilized if appraisals are not available.

         Deposit liabilities: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, money market and interest-bearing demand deposits and savings deposits, is equal to the amount payable on demand. The carrying value of variable rate time deposits and time deposits that reprice frequently also approximates fair value. The fair value of the remaining time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with comparable remaining maturities.

         Borrowed funds: Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

         Off-balance sheet instruments: The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, is estimated using the fees currently charged to enter into similar agreements with comparable remaining terms and reflects the present creditworthiness of the counterparties.

        The carrying amount and estimated fair value of the Corporation's financial instruments are as follows (in thousands):

                                                                                      December 31,
                                                                --------------------------------------------------------
                                                                          1997                               1996
                                                                --------------------------------------------------------
                                                                Carrying        Fair               Carrying        Fair
                                                                 Amount         Value               Amount         Value
                                                                --------        -----              ---------       -----
Financial assets:
     Cash and short-term investments.................           $  81,738     $  81,738            $ 55,853     $ 55,853
     Investment securities...........................              78,655        78,996              18,933       18,840
     Mortgage-backed securities......................             330,274       330,694             365,252      363,534
     Investment in reverse mortgages.................              32,109        30,505              35,796       31,856
     Loans, net......................................             764,463       782,298             772,847      771,585

Financial liabilities:
     Deposits........................................             766,966       767,723             744,886      741,846
     Borrowed funds..................................             644,678       639,570             518,919      507,349

      The estimated fair value of the Corporation's off-balance sheet financial instruments is as follows (in thousands):

                                                                                                            December 31,
                                                                                                    -------------------------
                                                                                                     1997               1996
                                                                                                    ------             ------
Off-balance sheet instruments:
     Commitments to extend credit.......................................................            $1,342               $359
     Standby letters of credit..........................................................                30                 34

17.  INVESTMENT IN AND ACQUISITION OF REVERSE MORTGAGES

         Reverse mortgage loans are contracts that require the lender to make monthly advances throughout the borrower's life or until the borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Since reverse mortgages are nonrecourse obligations, the loan repayments are generally limited to the sale proceeds of the borrower's residence, and the mortgage balance consists of cash advanced, interest compounded over the life of the loan and a premium which represents a portion of the shared appreciation in the home's value, if any, or a percentage of the value of the residence.

         The Corporation accounts for its investment in reverse mortgages in accordance with instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return.

         In November 1994, the Corporation purchased Providential Home Income Plan, Inc., a California-based reverse mortgage lender, for approximately $24.4 million. Providential's assets at acquisition primarily consisted of cash and its investment in reverse mortgages (the "1994 Pool"). Providential's available liquidity was utilized to fund most of the purchase price. The acquisition was accounted for by the purchase method of accounting; accordingly, Providential's results have been included in the Corporation's consolidated statement of operations since the acquisition date. In November 1996 the management and operations of Providential were merged into the Bank. The carrying value of the reverse mortgages was $9.7 million and $9.9 million at December 31, 1997 and December 31, 1996, respectively. Of the 758 loans which comprise the 1994 pool at December 31, 1997, all are located in California.

         In 1993, the Corporation acquired a pool of reverse mortgages (the "1993 Pool") from the FDIC and another lender. The Corporation's investment in this pool of reverse mortgages totalled $22.4 million and $25.9 million at December 31, 1997 and December 31, 1996, respectively. Of the 494 loans which comprise the 1993 Pool at December 31, 1997, 404 loans, or 82%, are located in Delaware, New Jersey, Pennsylvania and Maryland.

         At December 31, 1997, the Corporation's actuarial estimate of net cash flows from each pool of reverse mortgages was as follows:

                                                                                        Net Inflows (Outflows)
                                                                            -------------------------------------------
                                                                            1994 Pool          1993 Pool          Total
                                                                            ---------          ---------          -----
                                                                                             (In Thousands)
Year ending:
------------

1998........................................................                   $1,853            $ 2,708         $ 4,561
1999........................................................                    1,844              1,870           3,714
2000........................................................                    2,288              2,026           4,314
2001........................................................                    2,634              2,123           4,757
2002........................................................                    2,985              2,176           5,161
2003-2007...................................................                   18,517             10,510          29,027
2008-2012...................................................                   19,842              7,906          27,748
2013-2017...................................................                   15,946              4,489          20,435
Thereafter..................................................                   14,148              2,662          16,810

         The effective yield used to accrue investment income on the Corporation's investment in reverse mortgages is sensitive to changes in collateral values and other actuarial and prepayment assumptions. Future estimated changes in collateral values in 1997 are as follows for each pool:

                                                           1994          1993
                                                           Pool          Pool
                                                           ----          ----
Year ended December 31, 1998.............................  2.00%         2.00%
Year ended December 31, 1999.............................  3.00          3.00
Thereafter...............................................  3.00          3.00

         In making these estimates of current and expected collateral values, the Corporation considers its own experience with reverse mortgages which have matured, expected rates of future inflation and housing indices published by the Bureau of Labor Statistics and the Department of Housing and Urban Development. The projections also incorporate actuarial estimates of contract terminations using mortality tables published by the Office of the Actuary of the United States Bureau of Census adjusted for expected prepayments and relocations.

         The changes in collateral values and actuarial assumptions resulted in an effective yield of approximately 26.65% on the 1994 Pool and increased income by $1,993,000 during 1997 over the anticipated effective yield at January 1, 1997. Included in this increase was a cumulative catch-up adjustment of $1,199,000. The effective yield on the 1993 Pool was 6.41% in 1997, reflecting a $109,000 increase in income over the anticipated effective yield at January 1, 1997 which includes a cumulative catch-up adjustment of $104,000.

         The effect on the yield and income assuming no changes in collateral values or a 1% annual reduction in the aforementioned projected future changes of collateral values is presented below for the year ended December 31, 1997 (dollars in thousands):

                                                                            1994 Pool                                1993 Pool
                                                          ---------------------------------------------        --------------------
                                                                           1% annual                                1% annual
                                                                           reduction                                reduction
                                                          No future     in the projected     No future           in the projected
                                                          changes in     future changes     changes in           future changes
                                                          collateral      in collateral     collateral            in collateral
                                                            values           values           values                  values
                                                          ----------    ----------------    -----------          ----------------
Effective yield................................             21.56%          24.88%               5.32%                5.62%
Effect on income of reverse mortgages..........           $(1,775)         $ (632)           $ (1,351)              $ (986)

         The cumulative catch-up adjustments included in the above decreases in income are $972,000 and $341,000, respectively, at January 1, 1997 for the 1994 Pool. The cumulative catch-up adjustments included in the above decreases in income are $1,043,000 and $760,000, respectively, at January 1, 1997 for the 1993 Pool.

18.  PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

                                                                                                     December 31,
                                                                                              ---------------------------
                                                                                                  1997           1996
                                                                                                 ------         ------
                                                                                                     (In Thousands)
Assets:
     Cash ..............................................................................      $     7,915      $    6,548
     Investment in the Bank ............................................................          108,440          97,996
     Other assets.......................................................................            1,141           1,976
                                                                                              -----------      ----------
                                                                                              $   117,496      $  106,520
                                                                                              ===========      ==========

Liabilities and stockholders' equity:
     Senior notes.......................................................................      $    29,100      $   29,100
     Interest payable senior notes......................................................            1,601           1,600
     Other liabilities..................................................................               36              32
                                                                                              -----------      ----------
     Total liabilities..................................................................           30,737          30,732
                                                                                              -----------      ----------

Stockholders' equity:
     Common stock ......................................................................              146             146
     Capital in excess of par value ....................................................           57,469          57,289
     Unrealized gains on securities available-for-sale, net of tax......................              379             166
     Retained earnings .................................................................           49,252          32,863
     Treasury stock ....................................................................          (20,487)        (14,676)
                                                                                              -----------      ----------
     Total stockholders' equity ........................................................           86,759          75,788
                                                                                              -----------      ----------
                                                                                                 $117,496       $ 106,520
                                                                                              ===========      ==========

Condensed Statement of Operations
                                                                                             Year Ended December 31,
                                                                                       -----------------------------------
                                                                                         1997           1996        1995
                                                                                        ------         ------      ------
                                                                                                    (In Thousands)
Income:
     Interest ..................................................................       $     524     $     659    $   178
     Loss on extinguishment of debt.............................................                           (44)       (90)
     Loss on sale of  investment ...............................................                                      (31)
     Other income...............................................................              62            67
                                                                                       ---------     ---------    -------
                                                                                             586           682         57
                                                                                       ---------     ---------    -------
Expenses:
     Interest...................................................................           3,201         3,333      3,499
     Other operating expenses...................................................            (801)         (856)        32
                                                                                       ---------     ---------    -------
                                                                                           2,400         2,477      3,531
                                                                                       ---------     ---------    -------
Loss before equity in undistributed income of the Bank..........................          (1,814)       (1,795)    (3,474)
Equity in undistributed income of the Bank .....................................          18,203        18,151     30,482
                                                                                       ---------     ---------    -------
Net income .....................................................................       $  16,389     $  16,356    $27,008
                                                                                       =========     =========    =======

                                      -81-

Condensed Statement of Cash Flows

                                                                                              Year Ended December 31,
                                                                                          -------------------------------
                                                                                              1997        1996       1995
                                                                                              ----        ----       ----
                                                                                                     (In Thousands)
Operating activities:
     Net income ................................................................          $  16,389    $ 16,356    $27,008
Adjustments to reconcile net income to net
   cash used for operating activities:
     Equity in undistributed income of the Bank ................................            (18,203)    (18,151)   (30,482)
     Amortization ..............................................................                115         114        132
     Loss on sale of investments................................................                                        31
     Increase (decrease) in liabilities ........................................                  4         (43)      (173)
     Decrease (increase) in other assets........................................                721        (923)       113
                                                                                         ----------   ---------    -------
Net cash used for operating activities .........................................               (974)    (2,647)     (3,371)
                                                                                         ----------   ---------    -------

Investing activities:
     Decrease in investment in Bank.............................................              7,972      16,168      9,340
     Decrease in investment securities..........................................                                     3,585
                                                                                         ----------   ---------    -------
Net cash provided by investing activities.......................................              7,972      16,168     12,925
                                                                                         ----------   ---------    -------

Financing activities:
     Issuance of common stock ..................................................                180         154          5
     Repurchase of senior notes.................................................                           (750)    (2,150)
     Purchase of treasury stock ................................................             (5,811)    (14,676)
                                                                                         ----------   ---------    -------
Net cash used for financing activities .........................................             (5,631)    (15,272)    (2,145)
                                                                                         ----------   ---------    -------

Increase (decrease) in cash ....................................................              1,367      (1,751)     7,409
Cash at beginning of period ....................................................              6,548       8,299        890
                                                                                         ----------   ---------    -------
Cash at end of period ..........................................................         $    7,915   $   6,548    $ 8,299
                                                                                         ==========   =========    =======

                                      -82-

QUARTERLY FINANCIAL SUMMARY (Unaudited)

                                                                     Three Months Ended
                                -----------------------------------------------------------------------------------------
                                12/31/97     9/30/97     6/30/97    3/31/97     12/31/96    9/30/96    6/30/96    3/31/96
                                --------     -------     -------    -------     --------    -------    -------    -------
                                                            (In Thousands, Except Per Share Data)
Interest income............      $27,292     $27,942     $28,008    $26,693      $24,657    $25,216    $25,942    $25,408
Interest expense...........       17,719      17,841      17,707     16,550       14,811     15,055     14,771     14,225
                                 -------     -------     -------    -------      -------    -------    -------    -------

Net interest income (1) ...        9,573      10,101      10,301     10,143        9,846     10,161     11,171     11,183
Provision for loan losses .....      460         400         364        309          514        404        450        319
                                 -------     -------     -------    -------      -------    -------    -------    -------

Net interest income after
   provision for loan losses       9,113       9,701       9,937      9,834        9,332      9,757     10,721     10,864
Other income (1)...........        5,745       5,050       4,624      4,197        3,791      2,947      2,619      1,836
Other expenses.............        9,605       8,738       8,759      8,134        7,835      8,140      8,241      8,129
                                 -------     -------     -------    -------      -------    -------    -------    -------

Income before taxes .......        5,253       6,013       5,802      5,897        5,288      4,564      5,099      4,571
Income tax provision (benefit)     1,381       1,733       1,633      1,829        1,514     (1,668)     1,778      1,542
                                 -------     -------     -------    -------      -------    -------    -------    -------

Net income ................       $3,872      $4,280      $4,169     $4,068       $3,774    $ 6,232     $3,321     $3,029
                                 =======     =======     =======    =======      =======    =======    =======    =======

Basic and diluted
  earnings per share ......     $    .31    $    .34    $    .33   $    .32     $    .28   $    .45   $    .24   $    .21

(1) At December 31, 1997, the Corporation reclassified approximately $172 million in leases originated by its vehicle leasing subsidiary to operating leases in accordance with Statement of Financial Accounting Standards No.
     13. Accordingly, income on leases, previously classified as interest income, has been presented as other income, consistent with the operating lease treatment. Prior period amounts have also been restated to conform their presentation. In 1996, only approximately 50% of leases and their associated income were accounted for as operating leases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III


   Items 10 through 13 are incorporated by the following references from the indicated pages of the Proxy Statement for the 1998 Annual Meeting of
Stockholders:



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT                                   4-8


ITEM 11.  EXECUTIVE COMPENSATION                             10-17


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                              2,5,6


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        17

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

  4 Indenture, dated June 15, 1994, by and between WSFS Financial Corporation and Wilmington Trust Company, Trustee for the 11% Senior Notes, Series B, due 2005 is incorporated herein by reference to
          Exhibit 4 of the Registrant's Annual Report on Form10-K for the year ended December 31, 1994.

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

  10.5 Employment Agreement dated September 20, 1996 by and between Wilmington Savings Fund Society, Federal Savings Bank and Thomas E. Stevenson is incorporated herein by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the year ended December 31, 1996

  10.6 Employment Agreement dated November 8, 1996 by and between Wilmington Savings fund Society, Federal Savings Bank and Joseph M. Murphy is incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1996.


  10.7 Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.





10.8 Attachment A      Employment Agreement dated May 6, 1997 by and between
                       Wilmington Savings Fund Society, Federal Savings Bank and Karl L. Johnston.


10.9 Attachment B      Amendment and Extension to the Employment Agreement
                       between WSFS Financial Corporation and Wilmington Savings
                       Fund Society, Federal Savings Bank and Marvin N.
                       Schoenhals dated April 24, 1997.


21  Attachment C       Subsidiaries of Registrant.

23  Attachment D       Consent of KPMG Peat Marwick LLP.

27  Attachment E       Financial Data Schedule

(b) No current reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WSFS FINANCIAL CORPORATION


Date:   March 26, 1998      BY:   /s/ MARVIN N. SCHOENHALS
                                 -------------------------
                                   Marvin N. Schoenhals
                                   Chairman, President and Chief Executive
                                   Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 26, 1998            BY:     /s/ MARVIN N. SCHOENHALS
                                         -------------------------
                                         Marvin N. Schoenhals
                                         Chairman, President and Chief Executive
                                         Officer


Date:   March 26, 1998            BY:       /s/ CHARLES G. CHELEDEN
                                           ------------------------
                                         Charles G. Cheleden
                                         Vice Chairman and Director


Date:   March 26, 1998            BY:     /s/ DAVID E. HOLLOWELL
                                         -----------------------
                                         David E. Hollowell
                                         Director


Date:   March 26, 1998            BY:     /s/ JOSEPH R. JULIAN
                                         ---------------------
                                         Joseph R. Julian
                                         Director


Date:   March 26, 1998            BY:     /s/ THOMAS P. PRESTON
                                         ----------------------
                                         Thomas P. Preston
                                         Director


Date:   March 26, 1998            BY:
                                         ----------------------
                                         Michele M. Rollins
                                         Director

Date:   March 26, 1998            BY:     /s/ CLAIBOURNE D. SMITH
                                         ------------------------
                                         Claibourne D. Smith
                                         Director


Date:   March 26, 1998            BY:     /s/ R. TED WESCHLER
                                         --------------------
                                         R. Ted Weschler
                                         Director


Date:   March 26, 1998            BY:     /s/ DALE E. WOLF
                                         -----------------
                                         Dale E. Wolf
                                         Director


Date:   March 26, 1998            BY:     /s/ R. WILLIAM ABBOTT
                                         ----------------------
                                         R. William Abbott
                                         Executive Vice President and
                                         Chief Financial Officer


Date:   March 26, 1998            BY:    /s/ MARK A. TURNER
                                         -------------------
                                         Mark A. Turner
                                         Senior Vice President and Controller