Form 10-Q
period 1998-03-31
WSFS FINANCIAL CORP
filed 1998-05-14
CIK 828944

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998
                               -------------------------------


                                      OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________


                        Commission File Number  0-16668
                                               ---------

                          WSFS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    22-2866913
 -------------------------------         -----------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


 838 Market Street, Wilmington, Delaware                 19899
-----------------------------------------             -----------
 (Address of principal executive offices)              (Zip Code)


                                (302) 792-6000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  -----  -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1998:

Common Stock, par value $.01 per share                    12,524,579
--------------------------------------               --------------------
        (Title of Class)                             (Shares Outstanding)

                          WSFS FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX


                         PART I. Financial Information

                                                                                                            Page
Item 1.    Financial Statements                                                                             ----

           Consolidated Statement of Operations for the Three Months
           Ended March 31, 1998 and 1997 (Unaudited)..........................................                3

           Consolidated Statement of Condition as of March 31, 1998
           (Unaudited) and December 31, 1997..................................................                4

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 1998 and 1997 (Unaudited)................................................                5

           Notes to the Consolidated Financial Statements for the Three
           Months Ended March 31, 1998 and 1997 (Unaudited)...................................                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................                7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ........................               14


                                             PART II.  Other Information



Item 4.    Submission of Matters to a Vote of Security Holders................................               15

Item 6.    Exhibits and Reports on Form 8-K...................................................               15

Signatures ...................................................................................               16

                          WSFS FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                               Three Months Ended March 31,
                                                                                          ------------------------------------
                                                                                             1998                      1997
                                                                                          ---------                  ---------
                                                                                                     (Unaudited)
Statement of Operations:

Interest income:
Interest and fees on loans......................................................           $  17,546                $   17,512
Interest on mortgage-backed securities..........................................               5,884                     6,790
Interest and dividends on investment securities ................................               1,066                       538
Other interest income ..........................................................               2,566                     1,853
                                                                                           ---------                ----------
                                                                                              27,062                    26,693
                                                                                           ---------                ----------
Interest expense:
Interest on deposits ...........................................................               7,829                     7,711
Interest on Federal Home Loan Bank advances ....................................               5,649                     4,992
Interest on federal funds purchased and securities sold
  under agreements to repurchase................................................               2,935                     2,936
Interest on senior notes .......................................................                 829                       829
Interest on other borrowed funds................................................                  78                        82
                                                                                           ---------                ----------
                                                                                              17,320                    16,550
                                                                                           ---------                ----------

Net interest income ............................................................               9,742                    10,143
Provision for loan losses ......................................................                 577                       309
                                                                                           ---------                ----------

Net interest income after provision for loan losses ............................               9,165                     9,834
                                                                                           ---------                ----------

Other income:
Loan servicing fee income ......................................................                 894                       770
Rental income on operating leases, net .........................................               2,880                     1,767
Service charges on deposit accounts ............................................               1,185                     1,101
Securities gains ...............................................................                  39                         2
Other income ...................................................................                 999                       557
                                                                                           ---------                ----------
                                                                                               5,997                     4,197
                                                                                           ---------                ----------
Other expenses:
Salaries and other compensation ................................................               3,184                     3,240
Employee benefits and other personnel expense ..................................               1,059                       897
Equipment expense...............................................................                 428                       312
Data processing and operations expenses ........................................               1,261                       804
Occupancy expense...............................................................                 730                       688
Marketing expense...............................................................                 272                       278
Professional fees...............................................................                 415                       362
Net costs of assets acquired through foreclosure ...............................                 307                       209
Other operating expense ........................................................               1,518                     1,344
                                                                                           ---------                ----------
                                                                                               9,174                     8,134
                                                                                           ---------                ----------

Income before taxes ............................................................               5,988                     5,897
Income tax provision ...........................................................               1,557                     1,829
                                                                                           ---------                ----------
Net income .....................................................................           $   4,431                $    4,068
                                                                                           =========                ==========

Earnings per share:
     Basic......................................................................           $     .36                $      .32
     Diluted....................................................................                 .35                       .32

Other comprehensive income, net of tax:

    Net income .................................................................           $   4,431                $    4,068
    Net unrealized gains (losses) on securities available-for-sale .............                (183)                      235
                                                                                           ---------                ----------

Comprehensive income ...........................................................           $   4,248                $    4,303
                                                                                           =========                ==========

The accompanying notes are an integral part of these financial statements.

                          WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CONDITION

                                                                                             March 31,             December 31,
                                                                                               1998                    1997
                                                                                             ---------             ------------
                                                                                            (Unaudited)
                                                                                                   (Dollars in thousands)
Assets

Cash and due from banks.........................................................              $  26,271            $    27,467
Federal funds sold and securities purchased under agreements to resell..........                 66,600                 25,279
Interest-bearing deposits in other banks .......................................                 20,901                 28,992
Investment securities held-to-maturity .........................................                 21,831                 28,564
Investment securities available-for-sale .......................................                 20,075                 50,091
Mortgage-backed securities held-to-maturity ....................................                283,979                272,900
Mortgage-backed securities available-for-sale ..................................                104,282                 57,374
Investment in reverse mortgages, net ...........................................                 32,281                 32,109
Loans held-for-sale ............................................................                  4,103                  2,183
Loans, net of allowance for loan losses of $25,013 at March 31,
  1998 and $24,850 at December 31, 1997 ........................................                726,760                762,280
Vehicles under operating leases, net ...........................................                171,789                172,115
Stock in Federal Home Loan Bank of Pittsburgh, at cost..........................                 20,500                 20,252
Assets acquired through foreclosure ............................................                  3,876                  3,826
Premises and equipment .........................................................                  9,516                  9,001
Accrued interest and other assets ..............................................                 21,787                 22,784
                                                                                           ------------             ----------

Total assets....................................................................           $  1,534,551             $1,515,217
                                                                                           ============             ==========

Liabilities and Stockholders' Equity

Liabilities:
Deposits.......................................................................           $     773,813           $    766,966
Federal funds purchased and securities sold under agreements to repurchase .....                201,929                207,699
Federal Home Loan Bank advances ................................................                410,000                400,000
Senior notes ...................................................................                 29,100                 29,100
Other borrowed funds............................................................                  7,445                  7,879
Accrued expenses and other liabilities .........................................                 21,172                 16,814
                                                                                           ------------             ----------
Total liabilities ..............................................................              1,443,459              1,428,458
                                                                                           ------------             ----------

Commitments and contingencies

Stockholders' Equity:

Serial preferred stock $.01 par value, 7,500,000 shares authorized 10%
    Convertible Preferred Stock, Series 1, 2,000,000 shares authorized; issued and outstanding, none at March 31, 1998 and December 31, 1997...............
Common stock $.01 par value, 20,000,000 shares authorized;
    Issued 14,622,588 at March 31, 1998 and December 31, 1997...................                    146                    146
Capital in excess of par........................................................                 57,511                 57,469
Net unrealized gains on securities available-for-sale, net of tax...............                    196                    379
Retained earnings ..............................................................                 53,683                 49,252
Treasury stock at cost, 2,158,109  shares at March 31, 1998 and 2,162,609 at
    December 31, 1997...........................................................                (20,444)               (20,487)
                                                                                           ------------             ----------
Total stockholders' equity .....................................................                 91,092                 86,759
                                                                                           ------------             ----------

Total liabilities and stockholders' equity .....................................           $  1,534,551             $1,515,217
                                                                                           ============             ==========

The accompanying notes are an integral part of these financial statements.

                          WSFS FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Three Months Ended March 31,
                                                                                         ---------------------------------
                                                                                            1998                    1997
                                                                                         ---------                --------
                                                                                                   (in Thousands)
Operating activities:
    Net income .............................................................             $   4,431                $  4,068
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan and lease losses ..................................                   743                     584
      Depreciation, accretion and amortization .............................                    40                     154
      Increase in accrued interest receivable and other assets..............                 1,017                   2,053
      Origination of loans held-for-sale....................................               (12,304)                 (3,708)
      Proceeds from loans held-for-sale.....................................                10,557                   3,275
      Increase in accrued interest payable and other liabilities............                 4,308                   6,192
      Increase in reverse mortgage capitalized interest, net ...............                (1,506)                   (737)
      Other, net ...........................................................                  (261)                    220
                                                                                         ---------              ----------
 Net cash provided by operating activities..................................             $   7,025              $   12,101
                                                                                         ---------              ----------

Investing activities:
    Net (increase) decrease in interest-bearing deposits in other banks ....                 8,091                  (5,475)
    Maturities of investment securities ....................................                26,766                   2,822
    Sales of investment securities available for sale ......................                20,059
    Purchases of investment securities held-to-maturity ....................               (10,000)
    Purchases of investment securities available-for-sale ..................                                       (29,956)
    Repayments of mortgage-backed securities held-to-maturity ..............                33,745                  21,880
    Repayments of mortgage-backed securities available-for-sale ............                 7,078                   1,629
    Purchases of mortgage-backed securities held-to-maturity................               (44,956)                (52,130)
    Purchases of mortgage-backed securities available-for-sale..............               (54,285)                (17,593)
    Repayments of reverse mortgages ........................................                 3,944                   3,999
    Disbursements for reverse mortgages ....................................                (2,559)                 (3,035)
    Sale of loans...........................................................                11,483                     439
    Purchase of loans ......................................................                (2,059)
    Net decrease in loans ..................................................                24,936                  35,545
    Net increase in operating leases........................................                (1,828)                (65,238)
    Net increase in stock of Federal Home Loan Bank of Pittsburgh ..........                  (248)                 (2,131)
    Sales of assets acquired through foreclosure, net.......................                 3,285                   1,614
    Premises and equipment, net.............................................                  (921)                   (365)
                                                                                         ---------              ----------
Net cash provided by (used for) for investing activities....................                22,531                (107,995)
                                                                                         ---------              ----------

Financing activities:
    Net increase in demand and savings deposits  ...........................                11,165                   8,048
    Net increase (decrease) in certificates of deposit and time deposits ...                (4,827)                  4,486
    Receipts from FHLB borrowings ..........................................               469,000                  80,000
    Repayments of FHLB borrowings...........................................              (459,000)                (37,387)
    Receipts from reverse repurchase agreements ............................                69,837                 128,183
    Repayments of reverse repurchase agreements ............................               (75,606)                (69,304)
    Issuance of common stock ...............................................                                             6
    Purchase treasury stock ................................................                                        (4,288)
                                                                                         ---------              ----------
Net cash provided by financing activities...................................                10,569                 109,744
                                                                                         ---------              ----------

Increase in cash and cash equivalents ......................................                40,125                  13,850
Cash and cash equivalents at beginning of period ...........................                52,746                  50,051
                                                                                        ----------              ----------
Cash and cash equivalents at end of period .................................            $   92,871              $   63,901
                                                                                        ==========              ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the year .....................................            $   14,680              $   12,386
Cash refunded for income taxes..............................................                  (738)                 (2,932)
Loans transferred to assets acquired through foreclosure ...................                 2,228                   1,611
Net change in unrealized gains (losses) on securities available-for-sale,
  net of tax................................................................                  (183)                    235

The accompanying notes are an integral part of these financial statements.

                          WSFS FINANCIAL CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

    WSFS Financial Corporation (the Corporation) is the parent of Wilmington Savings Fund Society, FSB (the Bank or WSFS). The consolidated financial statements for the three months ended March 31, 1998 include the accounts of the parent company, the Bank and its wholly-owned subsidiaries, WSFS Credit Corporation, 838 Investment Group, Inc., Community Credit Corporation and Star States Development Company.

    The consolidated statement of condition as of March 31, 1998, the consolidated statement of operations for the three months ended March 31, 1998 and 1997 and the consolidated statement of cash flows for the three months ended March 31, 1998 and 1997 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the March 31, 1998 presentation. The results of operations for the three month period ending March 31, 1998 are not necessarily indicative of the expected results for the full year ending December 31, 1998. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1997 Annual Report.

2.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is required to be adopted in both interim and annual financial statements for periods ending after December 15, 1997. Accordingly, the Corporation has changed its methodology for computing earnings per share and restated all prior period amounts. SFAS No. 128 replaced "primary" and "fully" diluted earnings per share with "basic" and "diluted" earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share but included in the computation of diluted earnings per share.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                            Three Months Ended March 31,
                                                                                          --------------------------------
                                                                                            1998                    1997
                                                                                          --------                --------
Numerator:
    Net income..............................................................              $  4,431                $  4,068
                                                                                          ========                ========

Denominator:
    Denominator for basic earnings per share - weighted average shares .....                12,463                  12,661

    Effect of dilutive securities:
      Employee stock options ...............................................                   204                     167
                                                                                          --------                --------

    Denominator for diluted earnings per share - adjusted weighted average
      shares and assumed exercise of stock options..........................                12,667                  12,828
                                                                                          ========                ========

Basic earnings per share ...................................................              $    .36                $    .32
                                                                                          ========                ========

Diluted earnings per share .................................................              $    .35                $    .32
                                                                                          ========                ========

                          WSFS FINANCIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

    WSFS Financial Corporation (the Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially, all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the Bank or WSFS), the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits acquired in-market. The Corporation's market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The banking operations of WSFS are presently conducted from 17 retail banking offices located in Northern Delaware and Southeastern Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily by attracting retail deposits. Deposits are insured by the Federal Deposit Insurance Corporation.

    Additional subsidiaries of the Bank include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing and financing, and 838 Investment Group, Inc. which markets various insurance products and securities through the Bank's branch system; and Community Credit Corporation
(CCC) specializes in consumer loans secured by first and second mortgages. An additional subsidiary, Star States Development Company (SSDC) is currently inactive with the exception of one remaining parcel of land which is expected to be sold in the second quarter of 1998.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets increased $19.3 million during the first three months of 1998. Asset growth included increases of $58.0 million in mortgage-backed securities and $41.3 million in federal funds sold and securities purchased under agreements to resell. The increase in mortgage-backed securities reflect the purchase of $69.0 million in collateralized mortgage obligations and $30.4 million in GNMA pass through securities, offset in part by principal repayments. Asset growth was partially offset by decreases of $36.7 million in investment securities and $35.5 million in net loans. The decline in investment securities included the sale of $20.0 million in U.S. Treasury notes, the maturity of $10.0 million in the notes issued by the Student Loan Marketing Association and the net reduction of $5.0 million in notes issued by the Federal Home Loan Bank. The decline in loans reflects a $21.3 million decrease in commercial mortgages and the sale of $10.5 million in residential mortgages.

    Total liabilities increased $15.0 million between December 31, 1997 and March 31, 1998. During the first quarter, the Corporation added $10.0 million in FHLB advances. These borrowings were used to fund asset growth and replace $5.8 million in reverse repurchase agreements that matured during the quarter. In addition, deposits increased $6.8 million to $773.8 million at March 31, 1998. Interest credited to deposits totaled $3.5 million for a net deposit growth of $3.3 million.

    Capital Resources

    Stockholders' equity increased $4.3 million between December 31, 1997 and March 31, 1998. This increase reflects net income of $4.4 million for the quarter partially offset by $183,000 decrease in the net unrealized gains on securities available-for-sale. In addition, the Corporation reissued 4,500 shares of treasury stock to the Board of Directors as part of their annual retainer. At March 31, 1998, the Corporation held in its treasury 2,158,109 shares of its common stock at a cost of $20.4 million.

    A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of March 31, 1998 (dollars in thousands):

                                                                                                   To be Well-capitalized
                                               Consolidated                   For Capital         Under Prompt Corrective
                                               Bank Capital                 Adequacy Purposes         Action Provisions
                                          -----------------------       -----------------------   -------------------------
                                           Amount      Percentage       Amount       Percentage     Assets      Percentage
                                           ------      ----------       ------       ----------     ------      ----------
Total Capital
  (to Risk-Weighted Assets).........      $115,128        11.77%       $78,260          8.00%      $97,825        10.00%
Core Capital (to Adjusted
  Tangible Assets) .................       109,410         7.15         61,243          4.00        76,554         5.00
Tangible Capital (to Tangible
  Assets) ..........................       108,904         7.12         22,959          1.50           N/A          N/A
Tier 1 Capital (to Risk-Weighted
  Assets) ..........................       109,410        11.18            N/A           N/A        58,695         6.00

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At March 31, 1998 the Bank is classified as a "well capitalized" institution and is in compliance with all regulatory capital requirements. Management anticipates that the Bank will continue to be classified as well-capitalized.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At March 31, 1998, the Bank's liquidity ratio was 8.9% compared to 10.2% at December 31, 1997. Additionally, the Corporation is required to maintain a reserve of 100% of the aggregate interest expense for 12 full calendar months on the $29.1 million of senior notes. The interest reserve requirement on the senior notes at March 31, 1998 was approximately $3.2 million.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                          March 31,             December 31,
                                                                            1998                   1997
                                                                        ------------           -------------
Nonaccruing loans:
     Commercial ..............................................          $      1,340            $      1,216
     Consumer ................................................                   228                     194
     Commercial mortgages ....................................                 3,538                   3,919
     Residential mortgages ...................................                 3,616                   3,710
     Construction ............................................                    38                      38
                                                                        ------------            ------------

Total nonaccruing loans ......................................                 8,760                   9,077
Nonperforming investments in real estate .....................                   989                     989
Assets acquired through foreclosure ..........................                 3,876                   3,826
                                                                        ------------            ------------

Total nonperforming assets ...................................          $     13,625            $     13,892
                                                                        ============            ============

Restructured loans ...........................................          $      4,740            $      4,740
                                                                        ============            ============

Past due loans:
     Residential mortgages ...................................          $        769            $        315
     Commercial and commercial mortgages .....................                 1,901                   1,909
     Consumer ................................................                   164                     261
                                                                        ------------            ------------

Total past due loans .........................................          $      2,834            $      2,485
                                                                        ============            ============

Ratios:
     Nonperforming loans/leases to total
        loans/leases (1) .....................................                   .95%                    .95%
     Allowance for loan/lease losses to total gross
        Loans/leases (1)......................................                  2.72                    2.61
     Nonperforming assets to total assets ....................                   .89                     .92
     Loan loss/lease loss allowance to nonaccruing
        loans/leases (2)......................................                283.80                  273.06
     Loan/lease and foreclosed asset allowance to total
       Nonperforming assets (2) ..............................                183.29                  178.50

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

     Nonperforming assets decreased $267,000 between March 31, 1998 and December 31,1997. This decrease resulted primarily from a $381,000 reduction in nonaccruing commercial mortgages. An analysis of the change in the balance of nonperforming assets is presented on the following page.


                                                                      Three Months
                                                                          Ended                     Year Ended
                                                                        March 31,                  December 31,
                                                                          1998                         1997
                                                                    ----------------              --------------
                                                                                    (In Thousands)
Beginning balance.........................................             $    13,892                 $    19,277
     Additions ...........................................                   5,168                      20,090
     Collections .........................................                  (4,525)                    (23,337)
     Transfers to accrual/restructured status ............                    (699)                     (2,122)
     Provisions, charge-offs, other adjustments...........                    (211)                        (16)
                                                                       -----------                 -----------

Ending balance ...........................................             $    13,625                 $    13,892
                                                                       ===========                 ===========

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

INTEREST RATE SENSITIVITY

     The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is monitored by the Corporation in conjunction with its asset/liability management strategies. Interest rate-sensitive assets of the Corporation include cash flows that relate to the principal of the operating lease portfolio, which are interest-rate sensitive. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management as needed. At March 31, 1998, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitivity gap) by $13.4 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 98.3% at March 31, 1998 compared to 99.6% at December 31, 1997. Likewise, the one-year sensitive gap as a percentage of total assets was a negative .87% as compared to a negative .18% at December 31, 1997. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk and ensure a favorable interest rate spread.

COMPARISON FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Results of Operations

     The Corporation reported net income of $4.4 million for the first three months of 1998 compared to $4.1 million for the same quarter last year. Basic and diluted earnings per share for the first quarter of 1998 were $.36 and $.35, respectively compared to $.32 for both basic and diluted earnings per share for the same quarter last year. This improvement in earnings resulted primarily from a 10% increase in net revenue (net interest income and other income) and a reduction in the effective tax rate.

     Net Interest Income

     The table on the following page, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                        Three Months Ended March 31,
                                          ----------------------------------------------------------------------------------
                                                            1998                                         1997
                                          --------------------------------------      --------------------------------------
                                            Average                      Yield/         Average                    Yield/
                                            Balance        Interest      Rate(1)        Balance       Interest     Rate(1)
                                            -------        --------      -------        -------       --------     -------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............     $  524,017     $ 11,848       9.04%          $ 582,115    $  13,348      9.17%
     Commercial loans.................         89,191        1,780       9.36              28,611          707      9.88
     Consumer loans...................        160,139        3,876       9.82             139,641        3,433      9.97
                                           ----------     --------                      ---------    ---------
     Total loans......................        773,347       17,504       9.21             750,367       17,488      9.32

Mortgage-backed securities (5)........        354,280        5,884       6.64             398,098        6,790      6.82
Loans held for sale (3)...............          1,901           42       8.84               1,108           24      8.66
Investment securities (5).............         66,810        1,066       6.38              35,670          538      6.03
Other interest-earning assets ........         98,506        2,566      10.42              92,969        1,853      7.97
                                           ----------     --------                      ---------    ---------
     Total interest-earning assets....      1,294,844       27,062       8.46           1,278,212       26,693      8.35
                                                          --------                                   ---------

Allowance for loan losses.............        (24,845)                                    (23,673)
Cash and due from banks...............         21,565                                      16,637
Vehicles under operating lease,
  net.................................        173,468                                     110,597
Other noninterest-earning assets......         32,978                                      38,169
                                           ----------                                  ----------
     Total assets.....................     $1,498,010                                  $1,419,942
                                           ==========                                  ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $   59,695          381       2.59          $   57,124          369      2.62
     Savings..........................        172,411        1,304       3.07             157,144        1,047      2.70
     Time.............................        442,899        6,144       5.63             457,094        6,295      5.59
                                           ----------     --------                     ----------    ---------
     Total interest-bearing deposits          675,005        7,829       4.70             671,362        7,711      4.66

FHLB advances.........................        403,055        5,649       5.68             346,592        4,992      5.84
Senior notes..........................         29,100          829      11.39              29,100          829     11.39
Other borrowed funds..................        206,323        3,013       5.84             213,575        3,018      5.65
                                           ----------     --------                     ----------    ---------
     Total interest-bearing liabilities     1,313,483       17,320       5.27           1,260,629       16,550      5.25
                                                          --------                                   ---------

Noninterest-bearing demand deposits...         77,764                                      68,813
Other noninterest-bearing liabilities.         16,650                                      13,948
Stockholders' equity..................         90,113                                      76,552
                                           ----------                                  ----------
     Total liabilities and stockholders'
       equity.........................     $1,498,010                                  $1,419,942
                                           ==========                                  ==========

Excess of interest-earning assets over
     interest-bearing liabilities.....     $  (18,639)                                 $   17,583
                                           ==========                                  ==========
Net interest and dividend income......                   $   9,742                                    $ 10,143
                                                         =========                                    ========
Interest rate spread..................                                   3.19%                                     3.10%
                                                                     ========                                      =====

Net interest margin...................                                   3.10%                                     3.17%
                                                                     ========                                      =====

Net interest and dividend income to
     total average assets.............                                   2.68%                                     2.86%
                                                                     ========                                      =====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale.

     Net interest income decreased $401,000 between the three months ended March 31, 1998 and 1997. This decrease resulted from the growth in the operating lease portfolio between comparable periods. The income from these leases, which increased $1.1 million between periods, is reported in other income and not interest income while the costs of funding these assets is included in interest expense, therefore depressing the net interest margin. The interest rate margin decreased between both periods as a result of additional wholesale investment growth strategies in the first quarter of 1998, the growth in operating leases as well as the impact of a $35.5 million loan to refinance an employee stock ownership plan (ESOP) note of the Company, on pre-tax income.

     The recent moderate changes in interest rates have not had, nor are expected to have, a material impact on the Corporation's earnings or financial position. In addition, a moderate increase or decrease in interest rates is not expected to have a material affect on net interest income.

     Provision for Loan Losses

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                                         Three Months Ended                Year Ended
                                                                           March 31, 1998               December 31, 1997
                                                                       ----------------------           -----------------
                                                                                       (Dollars in Thousands)
Beginning balance ............................................                 $24,850                         $24,241
Provision for loan losses ....................................                     577                           1,533
Reclass to allowance for vehicles under operating lease.......                                                    (259)
Reclass from allowance for ORE losses.........................                                                     848

Charge-offs:
     Residential real estate .................................                      52                             193
     Commercial real estate (1) ..............................                      53                             520
     Commercial...............................................                      15                             169
     Consumer ................................................                     408                             859
                                                                               -------                         -------
        Total charge-offs.....................................                     528                           1,741
                                                                               -------                         -------

Recoveries:
     Residential real estate .................................                                                       2
     Commercial real estate (1) ..............................                      80                              95
     Commercial ..............................................                      12                              22
     Consumer ................................................                      22                             109
                                                                               -------                         -------
        Total charge-offs ....................................                     114                             228
                                                                               -------                         -------

Net charge-offs ..............................................                     414                           1,513
                                                                               -------                         -------
Ending balance ...............................................                 $25,013                         $24,850
                                                                               =======                         =======

Net charge-offs to average gross loans outstanding, net
     of unearned income (2)...................................                     .21%                            .19%
                                                                               =======                         =======

(1)  Includes commercial mortgages and construction loans.
     Theoretically, there are none of these left for periods recently.
(2)  Ratio for the three months ended March 31, 1998 is annualized.

     The provision for loan losses increased by $268,000 between the three months ended March 31, 1997 and 1998. The increase was due in part to management's continuing review of the loan portfolio.

     Other Income

     Noninterest income grew $1.8 million, or 43%, between the three months ended March 31, 1997 and 1998. This increase resulted primarily in from net rental income on operating leases which increased $1.1 million between comparable quarters. This increase reflects strong growth in the operating lease portfolio.

     Other Expenses

     Noninterest expenses increased $1.0 million between the quarters ending March 31, 1997 and 1998. This increase reflects the Corporations commitment to invest in its profitable business lines and improve its technological capabilities. These commitments include increasing the Bank's presence in Southeastern Pennsylvania beginning in March 1998, expanding the Bank's ATM network and introducing a new state of the art PC-based cash management product for its business clients.

     The comparability between periods of certain expenses line items has been affected by a five year strategic technology alliance entered into on March 1, 1997, between WSFS and ALLTEL, the company which has been managing WSFS data processing for nine years. This agreement calls for ALLTEL to employ certain on-site back office personnel, as well as manage deposit and loan operation functions. As a result, certain costs, most of which previously would have been classified as salaries, are now classified as data processing and operating expenses. Consequently, data processing expenses and operating expenses increased $457,000 between comparable periods.

     Management continues to review existing operations as well as other income opportunities in order to enhance earnings. Accordingly, other income and expenses may fluctuate during the year.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109 which requires the recording of deferred income taxes for the tax consequences of "temporary differences". For the first quarter of 1998 the Corporation recorded an income tax expense of $1.6 million compared to $1.8 million for the same period in 1997. The effective tax rates for the first quarter of 1998 and 1997 were 26.0% and 31.0%, respectively. Increased tax benefits from the acquisition and subsequent merger of Providential Home Income Plan, Inc., a San Francisco, California based reverse mortgage lender, into the Bank and the 50% interest income exclusion of an ESOP loan made in the second quarter of 1997, contributed to this reduction in effective rates between periods.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated impacts of immediate changes in interest rates at the specified levels at March 31, 1998, calculated in compliance with Thrift Bulletin No. 13:



                Change in       Change in         Change in
              Interest Rate    Net Interest     Net Portfolio
              (Basis Points)    Income (1)         Value (2)
              --------------   ------------     -------------
                   +400              6%            -24%
                   +300              5             -19
                   +200              3             -13
                   +100              2             - 7
                   -100             -2               7
                   -200             -4              16
                   -300             -6              25
                   -400             -9              35

(1) This column represents the percentage difference between estimated net interest income for the succeeding 12 months in a stable interest rate environment and net interest income as projected by the various rate scenarios.

(2) This column represents the percentage difference between estimated net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected in the various rate scenarios.

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

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Corporation's Annual Stockholders' Meeting held on April 23, 1998, ("Annual Meeting") all of the nominees for director proposed by the Corporation were elected. The votes cast for each such nominee were as follows:

                                             For               Withheld
                                          ----------           --------
           Thomas P. Preston              11,013,114            30,079
           Marvin N. Schoenhals           11,010,758            32,435
           R. Ted Weschler                11,010,884            32,309


Item 6.    Exhibits and Reports on Form 8-K

           (a) None.
           (b) The following was reported under other events on Form 8-K, filed on April 28, 1998.

         On April 26, 1998, the registrant announced that it will resume paying quarterly cash dividends to holders of common stock. The Board of Directors declared a regular quarterly cash dividend of $.03 per share of common stock. This dividend is payable on May 20, 1998 to common stockholders of record on May 6, 1998.

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






Date:  May 12, 1997            /s/            MARK A. TURNER
                               -----------------------------------------------
                                              Mark A. Turner
                                        Senior Vice President and
                                         Chief Financial Officer