Form 10-Q
period 1998-06-30
WSFS FINANCIAL CORP
filed 1998-08-14
CIK 828944

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                               ------------------------------------------------

                                       OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     22-2866913
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


838 Market Street, Wilmington, Delaware                   19899
---------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (302) 792-6000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1998:

Common Stock, par value $.01 per share                  12,524,879
--------------------------------------            ------------------------
           (Title of Class)                         (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                           Page
                                                                           ----
Item 1.  Financial Statements
         --------------------
          Consolidated Statement of Operations for the Three and Six
          Months Ended June 30, 1998 and 1997 (Unaudited)...............     3

          Consolidated Statement of Condition as of June 30, 1998
          (Unaudited) and December 31, 1997..............................    4

          Consolidated Statement of Cash Flows for the Six Months
          Ended June 30, 1998 and 1997 (Unaudited).......................    5

          Notes to the Consolidated Financial Statements for the
          Three and Six Months Ended June 30, 1998 and 1997
          (Unaudited)....................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations......................................   7
           -------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  17
        ----------------------------------------------------------


                           PART II. Other Information


Item 6.  Exhibits and Reports on Form 8-K.................................  18
         --------------------------------

Signatures................................................................  19

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Three months ended                   Six months ended
                                                                       June 30,                           June 30,
                                                                 -------------------                  -----------------
                                                               1998            1997               1998              1997
                                                               ----            ----               -----             ----
                                                                                      (Unaudited)
Interest income:
  Interest and fees on loans............................  $    17,083     $   18,378         $   34,629         $   35,890
  Interest on mortgage-backed securities................        6,291          6,903             12,175             13,693
  Interest and dividends on investment securities.......          664            715              1,730              1,253
  Other interest income.................................        2,903          2,012              5,469              3,865
                                                          -----------     ----------         ----------        -----------
                                                               26,941         28,008             54,003             54,701
                                                          -----------     ----------         ----------        -----------
Interest expense:
  Interest on deposits..................................        8,028          7,861             15,857             15,572
  Interest on Federal Home Loan Bank advances...........        5,851          5,713             11,500             10,705
  Interest on federal funds purchased and
    securities sold under agreement to repurchase.......        2,748          3,215              5,683              6,151
  Interest on senior notes..............................          828            828              1,657              1,657
  Interest on other borrowed funds......................           86             90                164                172
                                                          -----------     ----------         ----------        -----------
                                                               17,541         17,707             34,861             34,257
                                                          -----------     ----------         ----------        -----------
Net interest income.....................................        9,400         10,301             19,142             20,444
Provision for loan losses...............................          172            364                749                673
                                                          -----------     ----------         ----------        -----------

Net interest income after provision for loan losses.....        9,228          9,937             18,393             19,771
                                                          -----------     ----------         ----------        -----------
Other income:
  Loan servicing fee income.............................          803            814              1,697              1,584
  Rental income on operating leases, net................        2,887          2,057              5,767              3,824
  Service charges on deposit accounts...................        1,348          1,040              2,533              2,141
  Securities gains .....................................          237              2                276                  4
     Other income.......................................          588            711              1,587              1,268
                                                          -----------     ----------         ----------        -----------
                                                                5,863          4,624             11,860              8,821
                                                          -----------     ----------         ----------        -----------
Other expenses:
  Salaries and other compensation ......................        3,146          2,999              6,330              6,239
  Employee benefits and other personnel expense ........          905            845              1,964              1,742
  Equipment expense ....................................          439            366                867                678
  Data processing and operations expenses ..............        1,303          1,239              2,564              2,043
  Occupancy expense ....................................          717            679              1,447              1,367
  Marketing expense ....................................          275            271                547                549
  Professional fees ....................................          438            307                853                669
  Net costs of assets acquired through foreclosure .....          199            418                506                627
  Other operating expense ..............................        1,648          1,635              3,166              2,979
                                                          -----------     ----------         ----------        -----------
                                                                9,070          8,759             18,244             16,893
                                                          -----------     ----------         ----------        -----------
Income before taxes.....................................        6,021          5,802             12,009             11,699
Income tax provision....................................        1,565          1,633              3,122              3,462
                                                          -----------     ----------         ----------        -----------
Net income..............................................  $     4,456     $    4,169         $    8,887        $     8,237
                                                          ===========     ==========         ==========        ===========
Earnings per share:
  Basic ................................................  $       .36     $      .33         $      .71        $       .66
  Diluted ..............................................          .35            .33                .70                .65

Other comprehensive income, net of tax:
  Net income ...........................................  $     4,456     $    4,169         $    8,887        $     8,237
  Net unrealized holding gains (losses) on securities
   available-for-sale arising during the period.........          306             24                409                259
  Less: reclassification adjustment for gains(losses)
   included in net income ..............................          181                               467
                                                          -----------     ----------         ----------        -----------

Comprehensive income ...................................  $     4,581     $    4,193         $    8,829        $     8,496
                                                          ===========     ==========         ==========        ===========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION


                                                                                June 30,                 December 31,
                                                                                  1998                       1997
                                                                                --------                 ------------
                                                                               (Unaudited)
                                                                                         (Dollars in Thousands)
Assets

Cash and due from banks......................................................  $   34,667                 $  27,467
Federal funds sold and securities purchased under agreements to resell.......      23,900                    25,279
Interest-bearing deposits in other banks.....................................      12,785                    28,992
Investment securities held-to-maturity.......................................      21,607                    28,564
Investment securities available-for-sale.....................................      20,069                    50,091
Mortgage-backed securities held-to-maturity..................................     296,962                   272,900
Mortgage-backed securities available-for-sale................................     143,211                    57,374
Investment in reverse mortgages, net.........................................      31,923                    32,109
Loans held for sale..........................................................       5,373                     2,183
Loans, net of allowance for loan losses of $24,671 at June 30, 1998
  and $24,850 at December 31, 1997...........................................     727,109                   762,280
Vehicles under operating leases, net ........................................     177,599                   172,115
Stock in Federal Home Loan Bank of Pittsburgh, at cost.......................      21,750                    20,252
Assets acquired through foreclosure..........................................       3,417                     3,826
Premises and equipment.......................................................      10,220                     9,001
Accrued interest and other assets............................................      21,039                    22,784
                                                                               ----------                 ---------

Total assets.................................................................  $1,551,631                $1,515,217
                                                                               ==========                ==========
Liabilities and Stockholders' Equity

Liabilities:
Deposits.....................................................................  $  786,211                $  766,966
Federal funds purchased and securities sold under agreements to repurchase...     175,000                   207,699
Federal Home Loan Bank advances..............................................     435,000                   400,000
Senior notes.................................................................      29,100                    29,100
Other borrowed funds.........................................................       7,960                     7,879
Accrued expenses and other liabilities.......................................      22,903                    16,814
                                                                               ----------                ----------
Total liabilities............................................................   1,456,174                 1,428,458
                                                                               ----------                ----------
Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized;
  issued and outstanding, none at June 30, 1998 and December 31, 1997........
Common stock $.01 par value, 20,000,000 shares authorized; issued
  14,682,688 at June 30, 1998 and 14,622,588 at December 31, 1997............         147                       146
Capital in excess of par ....................................................      57,667                    57,469
Retained earnings ...........................................................      57,763                    49,252
Accumulated other comprehensive income ......................................         321                       379
Treasury stock at cost, 2,157,809 shares at June 30, 1998 and 2,162,609
  shares at December 31, 1997 ...............................................     (20,441)                  (20,487)
                                                                               ----------                ----------
Total stockholders' equity...................................................      95,457                    86,759
                                                                               ----------                ----------

Total liabilities and stockholders' equity...................................  $1,551,631                $1,515,217
                                                                               ==========                ==========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             Six Months Ended June 30,
                                                                                         --------------------------------
                                                                                          1998                     1997
                                                                                         ------                   -------
                                                                                                    (Unaudited)
                                                                                               (Dollars in Thousands)
Operating activities:
    Net income ...................................................................      $    8,887             $   8,237
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan and lease losses ........................................           1,275                 1,199
      Depreciation, accretion and amortization ...................................             316                   176
      Increase in accrued interest receivable and other assets ...................             980                   594
      Origination of loans held for sale..........................................         (29,606)               (9,498)
      Proceeds from loans held for sale...........................................          26,636                 9,002
      Increase in accrued interest payable and other liabilities..................           5,989                 5,197
      Increase in reverse mortgage capitalized interest, net .....................          (2,835)
      Other, net .................................................................              10                (1,303)
                                                                                        ----------              --------
Net cash provided by operating activities.........................................          11,652                13,604
                                                                                        ----------              --------
Investing activities:
    Net (increase) decrease in interest-bearing deposits in other banks ..........          16,207                   156
    Maturities of investment securities ..........................................          27,018                 4,824
    Sales of investment securities available-for-sale ............................          20,059
    Sales of mortgage-backed securities available-for-sale .......................          29,875
    Purchases of investment securities held-to-maturity ..........................         (10,000)                  (46)
    Purchases of investment securities available-for-sale ........................                               (29,956)
    Repayments of mortgage-backed securities held-to-maturity ....................          76,404                39,706
    Repayments of mortgage-backed securities available-for-sale ..................          16,436                 3,511
    Purchases of mortgage-backed securities held-to-maturity......................        (100,769)              (52,131)
    Purchases of mortgage-backed securities available-for-sale....................        (132,042)              (17,593)
    Repayments of reverse mortgages ..............................................           8,202                 9,332
    Disbursements for reverse mortgages ..........................................          (5,079)               (5,343)
    Sales of loans................................................................          11,425                 2,905
    Purchases of loans ...........................................................          (4,411)
    Net decrease in loans ........................................................          25,998               (12,812)
    Net increase in operating leases .............................................         (10,002)              (79,675)
    Net increase in stock of Federal Home Loan Bank of Pittsburgh.................          (1,498)               (4,629)
    Sales of investment in real estate ...........................................           1,034
    Sales of assets acquired through foreclosure, net ............................           6,210                 9,166
    Premises and equipment, net...................................................          (2,002)               (1,400)
                                                                                        ----------              --------
Net cash used for investing activities............................................         (26,935)             (133,985)
                                                                                        ----------              --------
Financing activities:
    Net increase in demand and savings deposits  .................................          33,175                14,358
    Net increase (decrease) in certificates of deposit and time deposits .........         (13,996)               (2,677)
    Receipts from FHLB borrowings ................................................         619,000               290,000
    Repayments of FHLB borrowings.................................................        (584,000)             (207,446)
    Receipts from reverse repurchase agreements...................................         101,846               334,983
    Repayments of reverse repurchase agreements ..................................        (134,545)             (289,723)
    Net increase in federal funds purchased ......................................                                 3,000
    Dividends declared ...........................................................            (376)
    Issuance of common stock......................................................                                    38
    Purchase of treasury stock ...................................................                                (5,811)
                                                                                        ----------              --------
Net cash provided by financing activities.........................................          21,104               136,722
                                                                                        ----------              --------
    Increase in cash and cash equivalents ........................................           5,821                16,341
    Cash and cash equivalents at beginning of period .............................          52,746                50,051
                                                                                        ----------              --------
    Cash and cash equivalents at end of period ...................................      $   58,567              $ 66,392
                                                                                        ==========              ========
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for interest during the year ...........................................      $   30,528              $ 28,395
Cash paid (refunded) for income taxes.............................................           1,140                (1,787)
Loans transferred to assets acquired through foreclosure .........................           4,203                 3,578
Net change in unrealized losses on securities available-for-sale, net of tax .....             (58)                  259


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      WSFS Financial Corporation (the Corporation) is the parent of Wilmington Savings Fund Society, FSB (the Bank). The consolidated financial statements for the three and six months ended June 30, 1998 and 1997 include the accounts of the parent company, the Bank and its wholly-owned subsidiaries, WSFS Credit Corporation, 838 Investment Group, Inc., Community Credit Corporation and Star States Development Company.

    The consolidated statement of condition as of June 30, 1998, the consolidated statement of operations for the three and six months ended June 30, 1998 and 1997 and the consolidated statement of cash flows for the six months ended June 30, 1998 and 1997 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior periods' financial statements to conform them to the June 30, 1998 presentation. The results of operations for the three and six month periods ending June 30, 1998 are not necessarily indicative of the expected results for the full year ending December 31, 1998. Comprehensive income for the three and six months ended June 30, 1998 and 1997 is comprised entirely of unrealized gains and losses on investments available-for-sale. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1997 Annual Report.

2.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is required to be adopted in both interim and annual financial statements for periods ending after December 15, 1997. Accordingly, the Corporation has changed its methodology for computing earnings per share and restated all prior period amounts. SFAS No. 128 replaced "primary" and "fully" diluted earnings per share with "basic" and "diluted" earnings per share. Under the new requirements for calculating earnings per share, the dilutive effective of stock options will be excluded from the basic earnings per share but included in the computation of diluted earnings per share.

     The following table set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  For the three months              For the six months
                                                                     ended June 30,                   ended June 30,
                                                               ------------------------         -------------------------
                                                                1998              1997           1998               1997
                                                                ----              ----           -----              ----
      Numerator:
        Net income ..................................          $4,456            $4,169         $8,887             $8,237
                                                               ======            ======         ======             ======

      Denominator:
        Denominator for basic earnings per share -
           Weighted average shares ..................          12,505            12,487         12,484             12,574
        Effect of dilutive securities:
          Employee stock options ....................             175               184            189                183
                                                             --------          --------       --------           --------

        Denominator for diluted earnings per share -
          adjusted weighted average shares and
          assumed exercise of stock options .........          12,680            12,671         12,673             12,757
                                                               ======            ======         ======             ======

      Basic earnings per share ......................         $   .36           $   .33       $    .71            $   .66
                                                              =======           =======       ========            =======

      Diluted earnings per share ....................         $   .35           $   .33       $    .70            $   .65
                                                              =======           =======       ========            =======


                           WSFS FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

    WSFS Financial Corporation (the Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially, all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the Bank or WSFS), the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits acquired in-market. The Corporation's market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The banking operations of WSFS are presently conducted from 18 retail banking offices located in Northern and Central Delaware, as well as Southeastern Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily by attracting retail deposits. Deposits are insured by the Federal Deposit Insurance Corporation.

    Additional subsidiaries of the Bank include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing and financing; 838 Investment Group, Inc., which markets various insurance products and securities through the Bank's branch system; and Community Credit Corporation (CCC), which specializes in consumer loans secured by first and second mortgages. An additional subsidiary, Star States Development Company (SSDC), sold its remaining parcel of land during the second quarter of 1998 and is currently inactive.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets increased $36.4 million during the first half of 1998. Asset growth included an increase of $109.9 million in mortgage-backed securities. The increase in mortgage-backed securities reflects the purchase of $212.5 million in collateralized mortgage obligations (CMO) and $30.4 million in GNMA pass through securities, offset in part by the sale of a $29.0 million CMO and principal repayments. Asset growth was partially offset by decreases of $37.0 million in investment securities and $35.2 million in net loans. The decline in investment securities included the sale of $20.0 million in U.S. Treasury notes, the maturity of $10.0 million in the notes from the Student Loan Marketing Association and the net reduction of $5.0 million in notes issued by the Federal Home Loan Bank. The decline in loans included six large commercial real estate loans totaling $31.2 million that were refinanced at other institutions. This loan attrition was the result of the Bank's pricing discipline and had the desired effects of reducing commercial real estate loan concentrations and improving the overall asset quality of the Company.

      Total liabilities increased $27.7 million between December 31, 1997 and June 30, 1998. During the first six months of 1998 the Corporation added $35.0 million in FHLB advances which were used to replace $32.7 million in reverse repurchase agreements that matured during the second quarter. In addition, deposits increased $19.2 million to $786.2 million at June 30, 1998. Interest credited to deposits totaled $7.6 million for a net deposit growth of $11.6 million.

    Capital Resources

    Stockholders' equity increased $8.7 million between December 31, 1997 and June 30, 1998. This increase reflects net income of $8.9 million for the first six months of 1998 less a dividend distribution of $376,000.

    A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of June 30, 1998 follows (dollars in thousands):

                                                                                                       To be Well-Capitalized
                                               Consolidated                   For Capital             Under Prompt Corrective
                                               Bank Capital                Adequacy Purposes             Action Provisions
                                         -------------------------    -------------------------     ---------------------------
                                                     Percentage of                Percentage of                  Percentage of
                                         Amount         Assets        Amount          Assets        Amount           Assets
                                         ------      -------------    ------      -------------     ------       --------------
Total Capital
  (to Risk-Weighted Assets) ........    $120,689        12.28%       $78,627          8.00%        $98,283           10.00%
Core Capital (to Adjusted
  Tangible Assets)..................     114,004         7.37         61,896          4.00          72,370            5.00
Tangible Capital (to Tangible
  Assets) ..........................     113,545         7.34         23,204          1.50             N/A             N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................     114,004        11.60            N/A           N/A          58,970            6.00


    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At June 30, 1998, the Bank is in compliance with all regulatory capital requirements and is classified as a "well capitalized" institution. Management anticipates that the Bank will continue to be classified as well-capitalized.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At June 30, 1998, the Bank's liquidity ratio was 9.5% compared to 10.2% at December 31, 1997. Additionally, the Corporation is required to maintain a reserve of 100% of the aggregate interest expense for 12 full calendar months on the $29.1 million of senior notes. The interest reserve requirement on the senior notes at June 30, 1998 was approximately $3.2 million.

NONPERFORMING ASSETS

     The table below sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                           June 30,             December 31,
                                                                             1998                   1997
                                                                           --------             ------------
                                                                                (Dollars in Thousands)
Nonaccruing loans:
     Commercial ..............................................          $    2,390              $    1,216
     Consumer ................................................                 336                     194
     Commercial mortgages ....................................               3,065                   3,919
     Residential mortgages ...................................               3,310                   3,710
     Construction ............................................                 113                      38
                                                                        ----------              ----------

Total nonaccruing loans ......................................               9,214                   9,077
Nonperforming investments in real estate .....................                  76                     989
Assets acquired through foreclosure ..........................               3,417                   3,826
                                                                        ----------              ----------

Total nonperforming assets ...................................          $   12,707              $   13,892
                                                                        ==========              ==========

Restructured loans ...........................................          $    4,740              $    4,740
                                                                        ==========              ==========

Past due loans:
     Residential mortgages ...................................          $      117              $      315
     Commercial and commercial mortgages .....................               2,455                   1,909
     Consumer ................................................                 177                     261
                                                                        ----------              ----------

Total past due loans .........................................          $    2,749              $    2,485
                                                                        ==========              ==========
Ratios:
     Nonaccruing loans/leases to total loans/leases (1) ......               0.99%                   0.95%
     Allowance for loan/lease losses to total gross
        loans/leases (1)......................................               2.77                    2.69
     Nonperforming assets to total assets ....................               0.82                    0.92
     Loan/lease loss allowance to nonaccruing
        loans/leases (2)......................................             267.64                  273.06
     Loan/lease and foreclosed asset allowance to total
       Nonperforming assets (2)...............................             194.21                  178.50


     (1) Excludes loans held for sale.
     (2) The applicable allowance represents general valuation allowances only.

     Nonperforming assets decreased $1.2 million between June 30, 1998 and December 31, 1997. This decrease resulted primarily from a $854,000 reduction in nonaccruing commercial mortgages, a $913,000 reduction in nonperforming investments in real estate and a $409,000 decline in assets acquired through foreclosure. This was offset in part by an increase of $1.2 million in nonaccruing commercial loans. An analysis of the change in the balance of nonperforming assets is presented as follows:

                                                                    Six Months Ended                Year Ended
                                                                     June 30, 1998              December 31, 1997
                                                                  --------------------          -----------------
                                                                                     (In Thousands)
Beginning balance.........................................           $   13,892                   $    19,277
     Additions ...........................................               10,405                        20,090
     Collections/sales ...................................               (9,226)                      (23,337)
     Transfers to accrual/restructured status ............               (1,216)                       (2,122)
     Provisions, charge-offs, other adjustments...........               (1,148)                          (16)
                                                                     ----------                    ----------

Ending balance............................................           $   12,707                     $  13,892
                                                                     ==========                    ==========

     The timely identification of problem loans is a key element in the Corporation's strategy to manage its loan portfolios. Timely identification enables the Corporation to take appropriate action and, accordingly, minimize losses. An asset review system established to monitor the asset quality of the Corporation's loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system utilizes guidelines established by federal regulation; however, there can be no assurance that the levels or the categories of problem loans and assets established by the Bank are the same as those which would result from a regulatory examination.

INTEREST-RATE SENSITIVITY

     The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Interest-sensitive assets of the Corporation include cash flows that relate to the principal of the operating lease portfolio, because they are interest-rate sensitive. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management as needed. At June 30, 1998, interest-sensitive liabilities exceeded interest-sensitive assets that mature within one year (interest-sensitivity gap) by $33.9 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window declined to 95.7% at June 30, 1998 compared to 99.6% at December 31, 1997. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to a negative 2.19% from a negative .18% at December 31, 1997. The decrease is the result of the Corporation's continuing effort to effectively manage interest rate risk while providing a favorable interest rate spread.

COMPARISON FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Results of Operations

     The Corporation reported net income of $4.5 million, or $.35 per share (diluted), for the three months ended June 30, 1998, compared to $4.2 million, or $.33 per share (diluted), for the second quarter of 1997. Net income for the six months ended June 30, 1998 was $8.9 million, or $.70 per share (diluted), compared to $8.2 million, or $.65 per share (diluted), for the same period last year. The improvement in net income reflects growth in net revenues (net interest income plus other income) which increased $338,000 and $1.7 million between comparable three and six month periods.

     Net Interest Income

     The tables on the following two pages, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.


                                                                        Three Months Ended June 30,
                                            ----------------------------------------------------------------------------------------
                                                          1998                                          1997
                                            ---------------------------------------     --------------------------------------------
                                            Average                       Yield/         Average                       Yield/
                                            Balance        Interest       Rate(1)        Balance       Interest        Rate(1)
                                            -------        --------       -------        -------       --------        -------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)..............  $   503,277    $  11,521        9.16%       $   588,847    $   13,452         9.14%
     Commercial loans ..................       86,947        1,613        8.75             60,976         1,194         9.67
     Consumer loans.....................      159,336        3,882        9.77            148,505         3,694         9.98
                                              -------     --------                    ----------      ---------
       Total loans......................      749,560       17,016        9.25            798,328        18,340         9.34

Mortgage-backed securities (5)..........      394,756        6,291        6.37            403,109         6,903         6.85
Loans held for sale (3).................        3,664           67        7.31              1,765            38         8.61
Investment securities (5)...............       41,734          664        6.36             44,311           715         6.45
Other interest-earning assets ..........      133,615        2,903        8.60             98,138         2,012         8.11
                                           ----------     --------                    ----------      ---------
     Total interest-earning assets......    1,323,329       26,941        8.24          1,345,651        28,008         8.41
                                                          --------                                    ---------

Allowance for loan losses...............      (24,900)                                    (23,657)
Cash and due from banks.................       23,183                                      17,501
Vehicles under operating lease, net.....      173,506                                     120,357
Other noninterest-earning assets........       33,368                                      33,270
                                           ----------                                  ----------
     Total assets.......................   $1,528,486                                  $1,493,122
                                           ==========                                  ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand...................   $   60,757          392        2.59         $   58,699           381         2.60
     Savings............................      183,717        1,440        3.14            161,854         1,125         2.79
     Time...............................      443,792        6,196        5.60            452,738         6,355         5.63
                                           ----------      -------                     ----------      --------
       Total interest-bearing deposits..      688,266        8,028        4.68            673,291         7,861         4.68

FHLB advances...........................      412,198        5,851        5.69            390,616         5,713         5.87
Senior notes............................       29,100          828       11.39             29,100           828        11.39
Other borrowed funds....................      199,870        2,834        5.67            228,229         3,305         5.79
                                           ----------      -------                     ----------      --------
     Total interest-bearing liabilities.    1,329,434       17,541        5.28          1,321,236        17,707         5.36
                                                           -------                                     --------

Noninterest-bearing demand deposits.....       83,749                                      73,475
Other noninterest-bearing liabilities...       20,746                                      20,015
Stockholders' equity....................       94,557                                      78,396
                                           ----------                                  ----------
     Total liabilities and stockholders'
        equity..........................   $1,528,486                                  $1,493,122
                                           ==========                                  ==========

Excess of interest-earning assets over
     interest-bearing liabilities.......   $   (6,105)                                 $   24,415
                                           ==========                                  ==========

Net interest and dividend income........                 $   9,400                                    $  10,301
                                                         =========                                    =========

Interest rate spread....................                                  2.96%                                         3.05%
                                                                          ====                                          ====

Interest rate margin....................                                  2.94%                                         3.15%
                                                                          ====                                          ====

Net interest and dividend income to
     total average assets...............                                  2.54%                                         2.84%
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


                                                                        Six Months Ended June 30,
                                            ----------------------------------------------------------------------------------------
                                                          1998                                          1997
                                            ---------------------------------------     --------------------------------------------
                                            Average                       Yield/         Average                       Yield/
                                            Balance        Interest       Rate(1)        Balance       Interest        Rate(1)
                                            -------        ---------      -------        -------       --------        --------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)..............   $  513,590     $  23,369        9.10%       $  585,500     $  26,800         9.15%
     Commercial loans ..................       88,063         3,393        9.06            44,883         1,901         9.74
     Consumer loans.....................      159,735         7,758        9.79           144,097         7,127         9.97
                                           ----------     ---------                    ----------     ---------
       Total loans......................      761,388        34,520        9.23           774,480        35,828         9.33

Mortgage-backed securities (5)..........      374,630        12,175        6.37           400,617        13,693         6.85
Loans held for sale (3).................        2,787           109        7.82             1,438            62         8.62
Investment securities (5)...............       54,202         1,730        6.38            40,014         1,253         6.26
Other interest-earning assets ..........      116,158         5,469        9.36            95,569         3,865         8.04
                                           ----------     ---------                    ----------     ---------
     Total interest-earning assets......    1,309,165        54,003        8.34         1,312,118        54,701         8.38
                                                          ---------                                   ---------

Allowance for loan losses...............      (24,873)                                    (23,665)
Cash and due from banks.................       22,378                                      17,072
Vehicles under operating lease, net.....      173,487                                     115,504
Other noninterest-earning assets........       33,175                                      35,705
                                           ----------                                  ----------

     Total assets.......................   $1,513,332                                  $1,456,734
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand...................   $   60,229           773        2.59        $   57,916          750          2.61
     Savings............................      178,095         2,744        3.11           159,512        2,172          2.75
     Time...............................      443,348        12,340        5.61           454,904       12,650          5.61
                                           ----------     ---------                    ----------    ---------
       Total interest-bearing deposits        681,672        15,857        4.69           672,332       15,572          4.67

FHLB advances...........................      407,652        11,500        5.69           368,725       10,705          5.85
Senior notes............................       29,100         1,657       11.39            29,100        1,657         11.39
Other borrowed funds....................      203,079         5,847        5.76           220,943        6,323          5.72
                                           ----------     ---------                    ----------    ---------
     Total interest-bearing liabilities     1,321,503        34,861        5.28         1,291,100       34,257          5.31
                                                          ---------                                  ---------

Noninterest-bearing demand deposits.....       80,773                                      71,157
Other noninterest-bearing liabilities...       18,709                                      16,998
Stockholders' equity....................       92,347                                      77,479
                                          -----------                                  -----------

     Total liabilities and stockholders'
     equity.............................   $1,513,332                                  $1,456,734
                                           ==========                                  ==========

Excess of interest-earning assets over
     interest-bearing liabilities.......   $  (12,338)                                 $   21,018
                                           ==========                                  ==========

Net interest and dividend income........                 $  19,142                                   $  20,444
                                                         =========                                   =========

Interest rate spread....................                                  3.06%                                         3.07%
                                                                          ====                                          ====

Net interest margin.....................                                  3.02%                                         3.16%
                                                                          ====                                          ====

Net interest and dividend income to
     total average assets...............                                  2.61%                                         2.85%
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

     Net interest income decreased $901,000 between second quarter of 1998 and 1997 and $1.3 million between the six months ended June 30, 1998 and 1997. This decrease resulted in large part from the growth in the operating lease portfolio between comparable periods. Operating lease income, which increased $830,000 and $1.9 million between the three and six months ended June 30, 1998 and 1997, respectively, is reported in other income while the cost of funding these assets is included in interest expense, thereby depressing the net interest margin. In addition, the net interest margin was adversely affected by competitive market pricing and the flattening of the yield curve.

     Provision for Loan Losses

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                                           Six Months Ended                Year Ended
                                                                            June 30, 1998               December 31, 1997
                                                                      ------------------------          -----------------
                                                                                       (Dollars in Thousands)

Beginning balance ............................................                $24,850                         $24,241
Provision for loan losses ....................................                    749                           1,533
Reclass to allowance for vehicles under operating lease ......                                                   (259)
Reclass from allowance for ORE losses ........................                                                    848

Charge-offs:
     Residential real estate .................................                     72                             193
     Commercial real estate (1) ..............................                    138                             520
     Commercial...............................................                    289                             169
     Consumer  ...............................................                    614                             859
                                                                             --------                        --------
        Total charge-offs.....................................                  1,113                           1,741
                                                                             --------                        --------

Recoveries:
     Residential real estate .................................                                                      2
     Commercial real estate (1) ..............................                      4                              95
     Commercial ..............................................                     94                              22
     Consumer  ...............................................                     87                             109
                                                                             --------                        --------
        Total recoveries .....................................                    185                             228
                                                                             --------                        --------

        Net charge-offs ......................................                    928                           1,513
                                                                             --------                        --------

        Ending balance .......................................                $24,671                          24,850
                                                                             ========                        ========

Net charge-offs to average gross loans outstanding, net
     of unearned income (2) ..................................                    .21%                            .19%
                                                                             ========                        ========

(1) Includes commercial mortgages and construction loans.
(2) Ratio for the six months ended June 30, 1998 is annualized.

     The provision for loan losses decreased $192,000 between the second quarter of 1998 and 1997 and increased $76,000 between the six months ended June 30, 1997 and 1998. These changes in the provision reflect management's continuing review of the loan portfolio.

         Other Income

         Noninterest income increased $1.2 million between the second quarter of 1998 and 1997 and $3.0 million between the six month periods ended June 30, 1998 and 1997. The majority of this increase resulted from the rental income from operating leases which increased $830,000 and $1.9 million between comparable three and six month periods. The growth in rental income was attributable to a 38% increase in vehicles under operating leases between June 30, 1998 and 1997. In addition, service charges on deposits increased $308,000 during the quarter and $392,000 during the six months ended June 30, 1998. These increases reflect higher fee income due to the expansion of the Bank's ATM network. Also during the quarter, the Corporation recognized a $237,000 gain on the sale of a $29.0 million collateralized mortgage obligation. The six months ended June 30, 1998 included a gain of $368,000 on the sale of $10.5 million in residential mortgages which occurred in the first quarter of 1998. These increases in earnings were partially offset by a $218,000 loss on the sale of a nonperforming investment in real estate recognized in the second quarter of 1998.


         Other Expenses

         Noninterest expenses increased $311,000 between the second quarter of 1998 and 1997. The majority of this increase reflects a $207,000 rise in salaries and employee benefits, primarily the outcome of higher staffing levels in 1998 offset in part by a $130,000 decrease in expenses associated with stock appreciation rights. Additionally, professional fees for the second quarter of 1998 were $131,000 higher than the same period last year. This increase relates primarily to expenses incurred for researching and developing new business opportunities. These expense increases were offset in part by the net costs of assets acquired through foreclosure which decreased $219,000 between comparable quarters. This decline is attributable to the improvement in the Corporation's overall asset quality.

         For the six months ended June 30, 1998 noninterest expenses increased $1.4 million over the same period last year. The cost of data processing and outsourced operations for the six months June 30, 1998 increased $521,000 over the same period last year. In addition, higher other operating expenses reflects increases of $313,000 in employee related expenses, $189,000 in equipment expenses and $184,000 in professional fees. These increases reflect the Corporation's efforts to invest in its future growth, including an expansion of retail, the branch network, ATM network, and technology improvements. Employee related expenses were favorably impacted by a $250,000 decline in expenses associated with stock appreciation rights.

         The comparability between six month periods of certain expense line items has been affected by the strategic technology alliance entered into on March 1, 1997, between WSFS and ALLTEL, the company that has been managing the Corporation's data processing for nine years. This agreement calls for ALLTEL to employ certain on-site back office personnel as well as manage deposit and loan operation functions. As a result, certain costs, most of which would have been previously classified as salaries, are now classified as data processing and operations expenses.

         Management continues to review existing operations as well as other income opportunities in order to enhance earnings. Accordingly, other income and expenses may fluctuate during the year.

         Income Taxes

         The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the three and six months ended June 30,1998 of $1.6 million and $3.1 million, respectively, compared to an income tax provision of $1.6 million and $3.5 million, respectively for the same periods of 1997. The effective tax rate for the three and six months ended June 30, 1998 was 26%, compared to 28% and 30%, respectively for the same periods in 1997. This reduction in effective rates between periods reflects the increased recognition in the financial statements of certain tax benefits from the acquisition and subsequent merger of a reverse mortgage lender into the Corporation and increased tax benefits from an ESOP loan.

    The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

ACCOUNTING DEVELOPMENTS

     In June 1997 the FASB adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, countries in which the entity earns revenues and holds assets, and major customers. This statement requires changes in disclosures and would not effect the financial condition or operating results of the Corporation. This statement becomes effective for fiscal years beginning after December 15, 1997.

        In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. This statement requires changes in disclosures and would not affect the financial condition or operating results of the Corporation. This Statement is effective for fiscal years beginning after December 15, 1997.

        In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities on operations, financial condition or equity.

YEAR 2000

         Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999. Banking, by its nature, is a very data processing intensive industry. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations.

         WSFS has completed an assessment of its core financial and operational software systems and has found them already in compliance, or the necessary steps to bring them into compliance have been identified. Our Year 2000 project plan is in place and is progressing on schedule with the expectation of having all of our major systems Year 2000 compliant by the end of 1998, with a full year of intensive testing during 1999. At this time, our Year 2000 Project Plan is approximately 40% complete.

         From a technology perspective, WSFS uses application software systems and receives technical support from one of the world's largest data processing providers to financial institutions, for nearly all of its critical customer applications. This company has extensive resources dedicated at their corporate level to assure that their financial institution customers are Year 2000 compliant. WSFS has received and is in the process of installing system fixes for all of its major customer applications including Year 2000 compliant versions of its software. In addition, WSFS has replaced or upgraded all of its personal computers to Year 2000 compliant hardware and software. Management has also evaluated all "imbedded systems" and at this time, foresees no serious Year 2000 problems with those systems.

         From a cost perspective, WSFS was already involved in upgrading its technology infrastructure and therefore, many potential Year 2000 issues were avoided by the replacement of old systems with new technology. In addition to these improvements, another $2.1 million has been budgeted for our Year 2000 Project. Approximately half of this amount will be incurred this year, with the remainder to be allocated to future periods. A large portion of these costs will be met from existing resources through a reprioritization of the technology department initiatives with the remainder representing incremental costs.

         Systems outside of the direct control of WSFS, such as ATM networks, credit card processors, and the Fed Wire System, pose a more problematic issue. A theoretical problem scenario would involve a temporary inability of customers to access their funds through automated teller machines, point of service terminals at retailer locations, or other shared networks. For this reason alone, banks and their governing agencies are closely scrutinizing the progress of our major industry service providers.

         WSFS is currently developing contingencies for various Year 2000 problem scenarios. These contingency plans range from converting off of third-party providers that we do not feel are adequately prepared for the Year 2000, to the temporary manual processing of certain critical applications if necessary. It is expected that detailed contingency plans will be in place by the end of 1998.

         Successful and timely completion of the Year 2000 project is based on management's best estimates, which were derived from numerous assumptions of future events, which are inherently uncertain, including the availability of certain resources, third party modification plans and other factors.


FORWARD LOOKING STATEMENTS

        Within these financial statements we have included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13, "Interest Rate Risk Management." This test measures the impact on the net portfolio value of an immediate, parallel change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below represents the estimated impact of immediate changes in interest rates at the specified levels at June 30, 1998 to the net portfolio value, as well as the impact to the net interest margin.

                   Change in           Change in           Change in
                   Interest Rate       Net Interest        Net Portfolio
                   (Basis Points)      Margin (1)          Value (2)
                   --------------      ------------        --------------

                        +400                7%                  -23%
                        +300                5                   -18
                        +200                4                   -13
                        +100                2                    -7
                        -100               -2                     7
                        -200               -4                    15
                        -300               -7                    24
                        -400               -9                    34

(1) This column represents the percentage difference between net interest margin projected for the succeeding 12 months in a stable interest rate environment and net interest income as projected by the various rate scenarios.

(2) This column represents the percentage difference between estimated net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected in the various rate scenarios.


         The Company's primary objective in managing interest risk is to balance the adverse impact of changes in interest rates on the Company's net interest income and capital, with the yield/cost spread in the Company's asset/liability structure. The Company relies primarily on its asset/liability structure to manage interest rate risk.

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) None.
           (b) The following was reported under Other Events on Form 8-K, filed on April 28, 1998.

           On April 26, 1998, the registrant announced that it will resume paying quarterly cash dividends to holders of common stock. The Board of Directors declared a regular quarterly cash dividend of $.03 per share of common stock. This dividend is payable on May 20, 1998 to common stockholders of record on May 6, 1998. No financial statements were filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WSFS FINANCIAL CORPORATION



Date:  August 10, 1998            /s/    MARVIN N. SCHOENHALS
                                 -----------------------------------------------
                                            Marvin N. Schoenhals
                                 Chairman, President and Chief Executive Officer






Date:  August 10, 1998           /s/         MARK A. TURNER
                                ------------------------------------------------
                                              Mark A. Turner
                                         Senior Vice President and
                                          Chief Financial Officer