Form 10-Q
period 1998-09-30
WSFS FINANCIAL CORP
filed 1998-11-13
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998
                                       ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to _________________________


                         Commission File Number 0-16668

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


838 Market Street, Wilmington, Delaware                              19899
------------------------------------------                       ---------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1998:

Common Stock, par value $.01 per share                            11,852,929
--------------------------------------                      -------------------
          (Title of Class)                                  (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX



                                               PART I. Financial Information

                                                                                                          Page
                                                                                                          ----
Item 1.  Financial Statements

           Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 1998 and 1997 (Unaudited)......................................                3

           Consolidated Statement of Condition as of September 30, 1998
           (Unaudited) and December 31, 1997..................................................                4

           Consolidated Statement of Cash Flows for the Nine Months Ended
           September 30, 1998 and 1997 (Unaudited)............................................                5

           Notes to the Consolidated Financial Statements for the Three and Nine
           Months Ended September 30, 1998 and 1997 (Unaudited)...............................                6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................                7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................                17


                                             PART II.  Other Information




Item 6.  Exhibits and Reports on Form 8-K.....................................................               18

Signatures....................................................................................               19


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                 Three months ended              Nine months ended
                                                                    September 30,                   September 30,
                                                               -----------------------        ------------------------
                                                               1998            1997             1998         1997
                                                               ----            ----            -----         ----
                                                                                      (Unaudited)
Interest income:
     Interest and fees on loans .......................        $16,957        $18,061        $51,586        $53,951
     Interest on mortgage-backed securities ...........          7,496          6,357         19,671         20,050
     Interest and dividends on investment securities ..            655            710          2,385          1,963
     Other interest income ............................          2,206          2,813          7,675          6,678
                                                               -------        -------        -------        -------
                                                                27,314         27,941         81,317         82,642
                                                               -------        -------        -------        -------

Interest expense:
     Interest on deposits .............................          8,380          7,950         24,237         23,522
     Interest on Federal Home Loan Bank advances ......          6,175          5,962         17,675         16,667
     Interest on federal funds purchased and securities
       sold under agreement to repurchase .............          2,730          3,002          8,413          9,153
     Interest on senior notes .........................            829            829          2,486          2,486
     Interest on other borrowed funds .................             99             98            263            270
                                                               -------        -------        -------        -------
                                                                18,213         17,841         53,074         52,098
                                                               -------        -------        -------        -------
Net interest income ...................................          9,101         10,100         28,243         30,544
Provision for loan losses .............................            189            400            938          1,073
                                                               -------        -------        -------        -------

Net interest income after provision for loan losses ...          8,912          9,700         27,305         29,471
                                                               -------        -------        -------        -------

Other income:
     Loan and lease servicing fee income ..............            899            799          2,596          2,383
     Rental income on operating leases, net ...........          2,997          2,400          8,764          6,224
     Deposit service charges ..........................          1,104          1,048          3,148          3,176
     Credit/debit card and ATM fee income .............            809            416          2,034            992
     Securities gains .................................              4             94            280             98
     Other income .....................................            588            294          1,439            999
                                                               -------        -------        -------        -------
                                                                 6,401          5,051         18,261         13,872
                                                               -------        -------        -------        -------
Other expenses:
     Salaries and other compensation ..................          2,998          3,529          9,328          9,768
     Employee benefits and other personnel expense ....            857            832          2,821          2,574
     Equipment expense ................................            527            362          1,394          1,040
     Data processing and operations expenses ..........          1,297          1,237          3,861          3,280
     Occupancy expense ................................            779            688          2,226          2,055
     Marketing expense ................................            391            270            938            819
     Professional fees ................................            390            307          1,243            976
     Net costs of assets acquired through foreclosure .              4            127            510            754
     Other operating expense ..........................          1,842          1,386          5,008          4,365
                                                               -------        -------        -------        -------
                                                                 9,085          8,738         27,329         25,631
                                                               -------        -------        -------        -------
Income before taxes ...................................          6,228          6,013         18,237         17,712
Income tax provision ..................................          1,619          1,733          4,741          5,195
                                                               -------        -------        -------        -------

Net income ............................................        $ 4,609        $ 4,280        $13,496        $12,517
                                                               =======        =======        =======        =======

Earnings per share:
     Basic ............................................        $   .37        $   .34        $  1.08        $  1.00
     Diluted ..........................................            .37            .34           1.07            .98

Other comprehensive income, net of tax:
     Net income .......................................        $ 4,609        $ 4,280        $13,496        $12,517
     Net unrealized holding gains on securities
      Available-for-sale arising during the period ....            667             73          1,076            332
     Less: reclassification adjustment for gains
      Included in net income ..........................           --               32            467             32
                                                               -------        -------        -------        -------
Comprehensive income ..................................        $ 5,276        $ 4,321        $14,105        $12,817
                                                               =======        =======        =======        =======

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                      September 30,      December 31,
                                                                                           1998              1997
                                                                                      -------------      ------------
                                                                                      (Unaudited)
                                                                                           (Dollars in Thousands)
Assets

Cash and due from banks ......................................................        $    36,485         $    27,467
Federal funds sold and securities purchased under agreements to resell .......             33,701              25,279
Interest-bearing deposits in other banks .....................................             13,044              28,992
Investment securities held-to-maturity .......................................             10,885              28,564
Investment securities available-for-sale .....................................             30,369              50,091
Mortgage-backed securities held-to-maturity ..................................            306,525             272,900
Mortgage-backed securities available-for-sale ................................            152,099              57,374
Investment in reverse mortgages, net .........................................             30,793              32,109
Loans held for sale ..........................................................              1,560               2,183
Loans, net of allowance for loan losses of $ 23,975 at September 30, 1998
  and $24,850 at December 31, 1997 ...........................................            736,139             762,280
Vehicles under operating leases, net .........................................            185,995             172,115
Stock in Federal Home Loan Bank of Pittsburgh, at cost .......................             21,750              20,252
Assets acquired through foreclosure ..........................................              3,128               3,826
Premises and equipment .......................................................             10,965               9,001
Accrued interest and other assets ............................................             22,254              22,784
                                                                                      -----------         -----------

Total assets .................................................................        $ 1,595,692         $ 1,515,217
                                                                                      ===========         ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits .....................................................................        $   825,141         $   766,966
Federal funds purchased and securities sold under agreements to repurchase ...            175,000             207,699
Federal Home Loan Bank advances ..............................................            435,000             400,000
Senior notes .................................................................             29,100              29,100
Other borrowed funds .........................................................             10,288               7,879
Accrued expenses and other liabilities .......................................             26,076              16,814
                                                                                      -----------         -----------
Total liabilities ............................................................          1,500,605           1,428,458
                                                                                      -----------         -----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued and outstanding, none at September 30, 1998 and December 31, 1997
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,690,688 at September 30, 1998 and 14,622,588 at December 31, 1997 .....                147                 146
Capital in excess of par .....................................................             57,685              57,469
Retained earnings ............................................................             61,996              49,252
Accumulated other comprehensive income .......................................                988                 379
Treasury stock at cost, 2,457,809 shares at September 30, 1998 and 2,162,609
    shares at December 31, 1997 ..............................................            (25,729)            (20,487)
                                                                                      -----------         -----------
Total stockholders' equity ...................................................             95,087              86,759
                                                                                      -----------         -----------

Total liabilities and stockholders' equity ...................................        $ 1,595,692         $ 1,515,217
                                                                                      ===========         ===========


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                           1998             1997
                                                                                           ----             ----
                                                                                                (Unaudited)
                                                                                           (Dollars in Thousands)

Operating activities:
    Net income ..................................................................        $  13,496         $  12,517
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan and lease losses .......................................            1,784             1,859
      Depreciation, accretion and amortization ..................................              894             1,086
      Increase in accrued interest receivable and other assets ..................             (591)            1,531
      Origination of loans held for sale ........................................          (42,095)          (18,289)
      Proceeds from loans held for sale .........................................           43,107            16,657
      Increase in accrued interest payable and other liabilities ................            9,113             9,526
      Increase in reverse mortgage capitalized interest, net ....................           (3,982)           (3,359)
      Other, net ................................................................             (726)              458
                                                                                         ---------         ---------
Net cash provided by operating activities .......................................           21,000            21,986
                                                                                         ---------         ---------
Investing activities:
    Net (increase) decrease in interest-bearing deposits in other banks .........           15,948             1,846
    Maturities of investment securities .........................................           37,768             5,020
    Sales of investment securities available-for-sale ...........................           20,055            20,070
    Sales of mortgage-backed securities available-for-sale ......................           29,883            13,229
    Purchases of investment securities held-to-maturity .........................          (10,000)              (46)
    Purchases of investment securities available-for-sale .......................          (10,000)          (49,922)
    Repayments of mortgage-backed securities held-to-maturity ...................          111,117            62,377
    Repayments of mortgage-backed securities available-for-sale .................           28,249             5,075
    Purchases of mortgage-backed securities held-to-maturity ....................         (145,178)          (52,132)
    Purchases of mortgage-backed securities available-for-sale ..................         (152,042)          (17,593)
    Repayments of reverse mortgages .............................................           12,996            14,277
    Disbursements for reverse mortgages .........................................           (7,545)           (7,950)
    Sales of loans ..............................................................           11,255             2,895
    Purchases of loans ..........................................................           (7,225)
    Net decrease (increase) in loans ............................................           19,060            (7,929)
    Net increase in operating leases ............................................          (20,881)         (109,702)
    Net increase in stock of Federal Home Loan Bank of Pittsburgh ...............           (1,498)           (5,623)
    Sales of investment in real estate ..........................................            1,252
    Sales of assets acquired through foreclosure, net ...........................            9,530            11,532
    Premises and equipment, net .................................................           (3,192)           (2,206)
                                                                                         ---------         ---------
Net cash used for investing activities ..........................................          (60,448)         (116,782)
                                                                                         ---------         ---------
Financing activities:
    Net increase in demand and savings deposits .................................           40,216             8,680
    Net increase (decrease) in certificates of deposit and time deposits ........           20,149           (11,938)
    Receipts from FHLB borrowings ...............................................          769,000           530,000
    Repayments of FHLB borrowings ...............................................         (734,000)         (417,546)
    Receipts from reverse repurchase agreements .................................          201,846           445,216
    Repayments of reverse repurchase agreements .................................         (234,545)         (435,827)
    Net increase in federal funds purchased .....................................                              2,000
    Dividends paid ..............................................................             (752)
    Issuance of common stock ....................................................              262               122
    Purchase of treasury stock ..................................................           (5,288)           (5,811)
                                                                                         ---------         ---------
Net cash provided by financing activities .......................................           56,888           114,896
                                                                                         ---------         ---------
    Increase in cash and cash equivalents .......................................           17,440            20,100
    Cash and cash equivalents at beginning of period ............................           52,746            50,051
                                                                                         ---------         ---------
    Cash and cash equivalents at end of period ..................................        $  70,186         $  70,151
                                                                                         =========         =========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the year ..........................................        $  46,603         $  45,019
Cash paid (refunded) for income taxes ...........................................            1,987            (1,542)
Loans transferred to assets acquired through foreclosure ........................            6,316             5,812
Net change in unrealized losses on securities available-for-sale, net of tax ....              609               300

The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      WSFS Financial Corporation (the Corporation) is the parent of Wilmington Savings Fund Society, FSB (the Bank). The consolidated financial statements for the three and nine months ended September 30, 1998 and 1997 include the accounts of the parent company, the Bank and its wholly-owned subsidiaries, WSFS Credit Corporation, 838 Investment Group, Inc., Community Credit Corporation and Star States Development Company.

    The consolidated statement of condition as of September 30, 1998, the consolidated statement of operations for the three and nine months ended September 30, 1998 and 1997 and the consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior periods' financial statements to conform them to the September 30, 1998 presentation. The results of operations for the three and nine month periods ending September 30, 1998 are not necessarily indicative of the expected results for the full year ending December 31, 1998. Comprehensive income for the six and three months ended September 30, 1998 and 1997 is comprised entirely of unrealized gains and losses on investments available-for-sale. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1997 Annual Report.

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

         The following table set forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                       For the three months          For the nine months
                                                        ended September 30,          ended September 30,
                                                        1998           1997          1998           1997
                                                      -------        -------        -------        -------
Numerator:
  Net income .................................        $ 4,609        $ 4,280        $13,496        $12,517
                                                      =======        =======        =======        =======

Denominator:
  Denominator for basic earnings per share -
     Weighted average shares .................         12,433         12,437         12,467         12,528
  Effect of dilutive securities:
    Employee stock options ...................            128            194            168            190
                                                      -------        -------        -------        -------

  Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed exercise of stock options ........         12,561         12,631         12,635         12,718
                                                      =======        =======        =======        =======

Basic earnings per share .....................        $   .37        $   .34        $  1.08        $  1.00
                                                      =======        =======        =======        =======

Diluted earnings per share ...................        $   .37        $   .34        $  1.07        $   .98
                                                      =======        =======        =======        =======

                           WSFS FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

         WSFS Financial Corporation (the Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially, all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the Bank or WSFS), the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits acquired in-market. The Corporation's market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The banking operations of WSFS are presently conducted from 19 retail banking offices located in Northern and Central Delaware, as well as Southeastern Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily through retail deposits and borrowings. Deposits are insured by the Federal Deposit Insurance Corporation.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

         Financial Condition

         Total assets increased $80.5 million during the nine months ended September 30, 1998. Asset growth included an increase of $128.4 million in mortgage-backed securities. The increase in mortgage-backed securities reflects the purchase of $267.0 million in collateralized mortgage obligations (CMO) and $30.4 million in GNMA pass through securities, offset in part by the sale of a $29.0 million CMO and approximately 140.0 million in principal repayments. Asset growth was partially offset by decreases of $37.4 million in investment securities and $26.1 million in net loans. The decline in investment securities included the sale of $20.0 million in U.S. Treasury notes, the maturity of $10.0 million in the notes from the Student Loan Marketing Association and the net reduction of $15.0 million in notes issued by the Federal Home Loan Bank offset in part by the purchase of $10.0 million in FNMA notes. The decline in loans included six large commercial real estate loans totaling $31.2 million that were refinanced at other institutions. This loan attrition was the result of the Bank's pricing discipline and had the desired effects of reducing commercial real estate loan concentrations and improving the overall risk profile of the Company.

         Total liabilities increased $72.1 million between December 31, 1997 and September 30, 1998. During this timeframe, deposits increased $58.2 million to $825.1 million at September 30, 1998. Interest credited to deposits totaled $12.7 million for a net deposit growth of $45.5 million. In addition, accrued interest on deposits grew $6.9 million during the nine month period to $8.9 million. Additionally, on November 10, 1998 the Corporation repurchased $6.0 million of its 11% Senior Notes at 104.875% of par with the intention to extinguish this debt. The remaining $23.1 million in Senior Notes is first callable by the Corporation on December 31, 1998 at 105% of par.

         Capital Resources

         Stockholders' equity increased $8.3 million between December 31, 1997 and September 30, 1998. This increase reflects net income of $13.5 million for the first nine months of 1998 less a dividend distribution of $751,000. Net unrealized gains on securities increased $609,000 for the first nine months of 1998. These increases were partially offset by the repurchase of 300,000 shares for $5.2 million. At September 30, 1998, the Corporation held 2.5 million shares of its treasury stock at a cost of $25.7 million. Subsequent to the end of the third quarter, the Corporation purchased an additional 380,000 shares at a cost of $5.2 million.

         A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of September 30, 1998 follows (dollars in thousands):

                                                                                                    To be Well-Capitalized
                                               Consolidated                   For Capital          Under Prompt Corrective
                                               Bank Capital               Adequacy Purposes            Action Provisions
                                       -----------------------------   -------------------------   --------------------------
                                                       Percentage of               Percentage of                Percentage of
                                         Amount           Assets       Amount          Assets       Amount           Assets
                                         ------           ------       ------          ------       ------           ------

Total Capital
  (to Risk-Weighted Assets) ....        $122,544           12.19%     $ 80,425           8.00%     $100,531           10.00%
Core Capital (to Adjusted
  Tangible Assets) .............         115,590            7.26        63,667           4.00        79,584            5.00
Tangible Capital (to Tangible
  Assets) ......................         115,179            7.24        23,869           1.50           N/A             N/A
Tier 1 Capital (to Risk-Weighted
  Assets) ......................         115,590           11.50           N/A            N/A        60,319            6.00

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At September 30, 1998, the Bank is in compliance with all regulatory capital requirements and is classified as a "well capitalized" institution. Management anticipates that the Bank will continue to be classified as well-capitalized.

         Liquidity

         The OTS requires institutions, such as the Bank, to maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At September 30, 1998, the Bank's liquidity ratio was 10.3% compared to 10.2% at December 31, 1997. Additionally, the Corporation is required to maintain a reserve of 100% of the aggregate interest expense for 12 full calendar months on the $29.1 million of senior notes. The interest reserve requirement on the senior notes at September 30, 1998 was approximately $3.2 million.

NONPERFORMING ASSETS

         The table below sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                             September 30,    December 31,
                                                                 1998            1997
                                                               -------         -------
                                                                 (Dollars in Thousands)
Nonaccruing loans:
     Commercial .......................................        $ 2,101         $ 1,216
     Consumer .........................................            287             194
     Commercial mortgages .............................          2,449           3,919
     Residential mortgages ............................          3,189           3,710
     Construction .....................................             75              38
                                                               -------         -------

Total nonaccruing loans ...............................          8,101           9,077
Nonperforming investments in real estate ..............             76             989
Assets acquired through foreclosure ...................          3,128           3,826
                                                               -------         -------

Total nonperforming assets ............................        $11,305         $13,892
                                                               =======         =======

Restructured loans ....................................        $ 3,840         $ 4,740
                                                               =======         =======

Past due loans:
     Residential mortgages ............................        $   294         $   315
     Commercial and commercial mortgages ..............          2,923           1,909
     Consumer .........................................            241             261
                                                               -------         -------

Total past due loans ..................................        $ 3,458         $ 2,485
                                                               =======         =======

Ratios:
     Nonaccruing loans/leases to total loans/leases (1)           0.86%           0.95%
     Allowance for loan/lease losses to total gross
        loans/leases (1) ..............................           2.63            2.69
     Nonperforming assets to total assets .............           0.71            0.92
     Loan/lease loss allowance to nonaccruing
        loans/leases (2) ..............................         297.11          273.06
     Loan/lease and foreclosed asset allowance to total
       Nonperforming assets (2) .......................         216.59          178.50

(1) Total loans excludes loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

         Nonperforming assets decreased $2.6 million between September 30, 1998 and December 31, 1997. This decrease resulted primarily from a $1.5 million reduction in nonaccruing commercial mortgages, a $913,000 reduction in nonperforming investments in real estate and a $698,000 decline in assets acquired through foreclosure. This was offset in part by an increase of $885,000 million in nonaccruing commercial loans. Restructured loans also improved $900,000 to $3.8 million at September 30, 1998. An analysis of the change in the balance of nonperforming assets is presented on the following page:



                                                        Nine Months Ended               Year Ended
                                                       September 30, 1998           December 31, 1997
                                                      ---------------------         ------------------
                                                                         (In Thousands)

Beginning balance .............................            $ 13,892                   $ 19,277
     Additions ................................              13,813                     20,090
     Collections/sales ........................             (13,042)                   (23,337)
     Transfers to accrual/restructured status .              (1,437)                    (2,122)
     Transfers to investment in real estate ...                --                         --
     Provisions, charge-offs, other adjustments              (1,921)                       (16)
                                                           --------                   --------

Ending balance ................................            $ 11,305                   $ 13,892
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

INTEREST-RATE SENSITIVITY

         The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Interest-sensitive assets of the Corporation include cash flows that relate to the principal of the operating lease portfolio, which are interest-rate sensitive. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management as needed. At September 30, 1998, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitive gap) by $61.9 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window declined to 92.6% at September 30, 1998 compared to 99.6% at December 31, 1997. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to a negative 3.88% from a negative .18% at December 31, 1997. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk.

COMPARISON FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Results of Operations

         The Corporation reported net income of $4.6 million, or $.37 per share (diluted), for the three months ended September 30, 1998, compared to $4.3 million, or $.34 per share (diluted), for the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $13.5 million, or $1.07 per share (diluted), compared to $12.5 million, or $.98 per share (diluted), for the same period last year. The improvement in net income reflects growth in net revenues (net interest income plus other income) which increased $351,000 and $2.1 million between comparable three and nine month periods.

         Net Interest Income

         The tables on the following two pages, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                      Three Months Ended September 30,
                                           --------------------------------------------------------------------------------
                                                              1998                                       1997
                                           -------------------------------------      -------------------------------------
                                            Average                      Yield/         Average                    Yield/
                                            Balance        Interest       Rate(1)        Balance       Interest     Rate(1)
                                            -------        --------       -------        -------       --------     -------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............    $   504,116    $  11,200       8.89%        $   578,624   $   12,773      8.83%
     Commercial loans ................         88,789        1,695       8.85              64,638        1,368     10.18
     Consumer loans...................        162,057        3,997       9.79             156,027        3,882      9.87
                                          -----------    ---------                     ----------   ----------
       Total loans....................        754,962       16,892       9.12             799,289       18,023      9.18

Mortgage-backed securities (5)........        465,335        7,496       6.44             372,684        6,357      6.82
Loans held for sale (3)...............          3,310           65       7.85               2,005           38      7.58
Investment securities (5).............         41,293          655       6.34              44,066          710      6.44
Other interest-earning assets ........         95,603        2,206       9.03             103,876        2,813     10.60
                                          -----------    ---------                     ----------   ----------
     Total interest-earning assets....      1,360,503       27,314       8.12           1,321,920       27,941      8.55
                                                         ---------                                  ----------

Allowance for loan losses.............        (24,491)                                    (23,769)
Cash and due from banks...............         28,047                                      17,036
Vehicles under operating lease, net...        180,615                                     141,348
Other noninterest-earning assets......         33,739                                      36,633
                                           ----------                                  ----------
     Total assets.....................     $1,578,413                                  $1,493,168
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................    $    60,921          393       2.56         $    57,814          380      2.61
     Savings..........................        197,746        1,631       3.27             163,799        1,196      2.90
     Time.............................        452,869        6,356       5.57             446,692        6,374      5.66
                                          -----------    ---------                     ----------   ----------
       Total interest-bearing deposits        711,536        8,380       4.67             668,305        7,950      4.72

FHLB advances.........................        435,000        6,175       5.63             406,812        5,962      5.81
Senior notes..........................         29,100          829      11.39              29,100          829     11.39
Other borrowed funds..................        198,104        2,829       5.71             211,486        3,100      5.86
                                          -----------    ---------                     ----------   ----------
     Total interest-bearing liabilities     1,373,740       18,213       5.30           1,315,703       17,841      5.42
                                                         ----------                                 ----------

Noninterest-bearing demand deposits...         86,118                                      72,726
Other noninterest-bearing liabilities.         21,743                                      22,576
Stockholders' equity..................         96,812                                      82,163
                                           ----------                                  ----------
     Total liabilities and stockholders'
        equity........................     $1,578,413                                  $1,493,168
                                           ==========                                  ==========

Excess (deficit) of interest-earning assets over
   interest-bearing liabilities.......    $   (13,237)                               $      6,217
                                          ===========                                ============

Net interest and dividend income......                   $   9,101                                  $   10,100
                                                         =========                                  ==========

Interest rate spread..................                                   2.82%                                      3.13%
                                                                         ====                                       ====

Interest rate margin..................                                   2.77%                                      3.15%
                                                                         ====                                       ====

Net interest and dividend income to
     total average assets.............                                   2.39%                                      2.79%
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

                                                                    Nine Months Ended September 30,
                                           --------------------------------------------------------------------------------
                                                              1998                                       1997
                                           -------------------------------------      -------------------------------------
                                            Average                      Yield/         Average                    Yield/
                                            Balance        Interest       Rate(1)        Balance       Interest     Rate(1)
                                            -------        --------       -------        -------       --------     -------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............    $   510,397    $  34,569       9.03%         $  583,183   $   39,572      9.05%
     Commercial loans ................         88,308        5,088       8.99              51,540        3,269      9.93
     Consumer loans...................        160,518       11,755       9.79             148,117       11,010      9.94
                                          -----------    ---------                     ----------   ----------
       Total loans....................        759,223       51,412       9.19             782,840       53,851      9.28

Mortgage-backed securities (5)........        405,197       19,671       6.47             391,204       20,050      6.83
Loans held for sale (3)...............          2,963          174       7.83               1,629          100      8.18
Investment securities (5).............         49,853        2,385       6.38              41,380        1,963      6.33
Other interest-earning assets ........        109,230        7,675       9.27              98,368        6,678      8.95
                                          -----------    ---------                     ----------   ----------
     Total interest-earning assets....      1,326,466       81,317       8.27           1,315,421       82,642      8.44
                                                          --------                                  ----------

Allowance for loan losses.............        (24,744)                                    (23,699)
Cash and due from banks...............         24,288                                      17,059
Vehicles under operating lease, net...        175,889                                     124,213
Other noninterest-earning assets......         33,365                                      36,018
                                           ----------                                 -----------

     Total assets.....................     $1,535,264                                  $1,469,012
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................    $    60,462        1,166       2.58         $    57,881        1,130      2.61
     Savings..........................        184,718        4,375       3.17             160,957        3,368      2.80
     Time.............................        446,556       18,696       5.60             452,137       19,024      5.63
                                           ----------     --------                     ----------   ----------
       Total interest-bearing deposits        691,736       24,237       4.68             670,975       23,522      4.69

FHLB advances.........................        416,868       17,675       5.67             381,560       16,667      5.84
Senior notes..........................         29,100        2,486      11.39              29,100        2,486     11.39
Other borrowed funds..................        201,402        8,676       5.74             217,756        9,423      5.77
                                          -----------    ---------                     ----------   ----------
     Total interest-bearing liabilities     1,339,106       53,074       5.28           1,299,391       52,098      5.35
                                                         ---------                                  ----------

Noninterest-bearing demand deposits...         82,574                                      71,685
Other noninterest-bearing liabilities.         19,732                                      18,878
Stockholders' equity..................         93,852                                      79,058
                                         ------------                                ------------

     Total liabilities and stockholders'
     equity...........................     $1,535,264                                  $1,469,012
                                           ==========                                  ==========

Excess (deficit) of interest-earning assets over
     interest-bearing liabilities.....    $   (12,640)                               $     16,030
                                          ===========                                ============

Net interest and dividend income......                   $  28,243                                  $   30,544
                                                         =========                                  ==========

Interest rate spread..................                                   2.99%                                     3.09%
                                                                         ====                                      ====

Net interest margin...................                                   2.93%                                     3.16%
                                                                         ====                                      ====

Net interest and dividend income to
     total average assets.............                                   2.53%                                     2.83%
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

     Net interest income decreased $999,000 between third quarter of 1998 and 1997 and $2.3 million between the nine months ended September 30, 1998 and 1997. The net interest margin was adversely affected by the decline in interest rates, the flattening of the yield curve and the growth in the operating lease portfolio. Operating lease income, which increased $597,000 million and $2.5 million between the three and nine months ended September 30, 1998 and 1997, respectively, is reported in other income and not in interest income while the cost of funding these assets is included in interest expense, thereby depressing the net interest margin.

     Provision for Loan Losses

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                                 Nine Months Ended              Year Ended
                                                                September 30, 1998           December 31, 1997
                                                               --------------------          -----------------
                                                                            (Dollars in Thousands)

Beginning balance .....................................               $ 24,850                 $ 24,241
Provision for loan losses .............................                    938                    1,533
Reclass to allowance for lease credit losses ..........                                            (259)
Reclass from allowance for ORE losses .................                                             848

Charge-offs:
     Residential real estate ..........................                    184                      193
     Commercial real estate (1) .......................                    388                      520
     Commercial .......................................                    648                      169
     Consumer .........................................                    858                      859
                                                                      --------                 --------
        Total charge-offs .............................                  2,078                    1,741
                                                                      --------                 --------

Recoveries:
     Residential real estate ..........................                      6                        2
     Commercial real estate (1) .......................                    121                       95
     Commercial .......................................                     20                       22
     Consumer .........................................                    118                      109
                                                                      --------                 --------
        Total charge-offs .............................                    265                      228
                                                                      --------                 --------

Net charge-offs .......................................                  1,813                    1,513
                                                                      --------                 --------
Ending balance ........................................               $ 23,975                 $ 24,850
                                                                      ========                 ========

Net charge-offs to average gross loans outstanding, net
     Of unearned income (2) ...........................                    .32%                     .19%
                                                                      --------                 --------

(1)      Includes commercial mortgage and construction loans.
(2)      Ratio for the nine months ended September 30, 1998 is annualized.

         The provision for loan losses decreased $211,000 between the third quarter of 1998 and 1997 and $135,000 between the nine months ended September 30, 1997 and 1998. These changes in the provision reflect management's continuing review of the losses expected in the loan portfolio.

         Provision for Lease Losses

         The following table represents a summary of the changes in the allowance for lease credit losses during the periods indicated:

                                                      Nine Months Ended              Year Ended
                                                     September 30, 1998           December 31, 1997
                                                    --------------------          -----------------
                                                                 (Dollars in Thousands)

Beginning balance ....................                    $1,097                    $  499
Provision for lease credit losses ....                       422                       976
Reclass from allowance for loan losses                                                 259

Charge-offs ..........................                       640                       791
Recoveries ...........................                       163                       154
                                                          ------                    ------
Net charge-offs ......................                       477                       637
                                                          ------                    ------

Ending balance .......................                    $1,042                    $1,097
                                                          ======                    ======

         Other Income

         Noninterest income increased $1.4 million between the third quarter of 1997 and 1998 and $4.4 million between the nine month periods ended September 30, 1998 and 1997. The majority of this increase resulted from the rental income from operating leases which increased $597,000 and $2.5 million between comparable three and nine month periods. The growth in rental income was attributable to a 19% increase in vehicles under operating leases between September 30, 1997 and 1998. In addition, Credit/debit card and ATM fee income increased $393,000 during the quarter and $1.0 million during the nine months ended September 30, 1998. These increases reflect higher fee income due to the expansion of the Bank's ATM network and increased usage of the Company's debit card. The bank currently derives fee income from 373 ATMs. In addition, the other income category increased $294,000 and $440,000 during the three and nine month periods, respectively. Other income included increases in gains on the sales of mortgage loans of $83,000 between comparable quarters and $465,000 between comparable nine-month periods. The increases in other income for the nine months ended September 30, 1998 were partially offset by a loss of $218,000 on the sale of an investment in real estate.


         Other Expenses

         Noninterest expenses increased $347,000 between the third quarter of 1997 and 1998. The increase in expenses reflect the Company's commitment to invest in its franchise growth. Since the third quarter of 1997, the Company has added three branches for a total of 19. Also, owned and operate ATMs increased from 65 at September 30, 1997 to 111 at September 30, 1998. As a result, other expense, equipment expenses and marketing increased $456,000, $165,000 and $121,000, respectively between comparable quarters. These increases were offset in part by lower employee related expenses which decreased $506,000 between comparable quarters. This decrease reflects lower expenses associated with stock appreciation rights which declined $796,000 between the quarters, offset in part by an increase in staffing levels to support the franchise growth.

         For the nine months ended September 30, 1998 noninterest expenses increased $1.7 million. Consistent with the quarterly results, the rise in expenses reflects the company's commitment to invest in its franchise growth. Consequently, other expenses, data processing expenses and equipment expenses increased $643,000, $581,000 and $354,000, respectively. In addition, professional fees grew $267,000 between the nine months ended September 30, 1997 and 1998. These increases were offset in part by employee related expenses which decreased $193,000 between nine periods. Lower employee related expenses reflect a $1.0 million decline in expenses associated with stock appreciation rights between the nine months ended September 30, 1997 and 1998, offset in part by an increase in staffing levels to support the franchise growth.

         Management continues to review existing operations as well as other income opportunities in order to enhance earnings. Accordingly, other income and expenses may fluctuate during the year.

         Income Taxes

         The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the three and nine months ended September 30,1998 of $1.6 million and $4.7 million, respectively, compared to an income tax provision of $1.7 million and $5.2 million, respectively for the same periods of 1997. The effective tax rates for the three and nine months ended September 30, 1998 was 26%, compared to 29% for the same periods in 1997. This reduction in rates reflects the recognition in the financial statements of certain tax benefits from the acquisition and subsequent merger of a reverse mortgage lender into the Corporation.

         The Internal Revenue Service has recently completed an audit of the Corporation's 1993 and 1994 Federal income tax returns. The tax adjustment from the audit was not material and the majority of adjustments are timing in nature.

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

         In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on operations, financial condition or equity.

CONTINGENCIES

         On October 5, 1998, the U.S. Supreme Court denied an appeal by a group of plaintiffs seeking a class action suit. The plaintiffs alleged violations of the Federal Truth in Lending Act, among other things, in connection with the sale of reverse mortgages between 1988 and 1994 by Providential Home Income Plan, Inc., a company purchased by WSFS in November 1994. These plaintiffs may still make claims against the Company individually, but only through separate cases in binding arbitration and not as a single class-action case in federal court.

YEAR 2000

         Banking, by its nature, is a very data processing intensive industry. Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations.

         WSFS has completed an assessment of its core financial and operational software systems and has found them already in compliance, or the necessary steps to bring them into compliance have been identified. Our Year 2000 Project Plan is in place and is progressing on schedule with the expectation of having all of our major systems Year 2000 compliant by the end of 1998, with a full year of intensive testing during 1999. At this time, our Year 2000 Project Plan is approximately 55% complete.

         From a technology perspective, WSFS uses application software systems and receives technical support from one of the world's largest data processing providers to financial institutions, for nearly all of its critical customer applications. This company has extensive resources dedicated at their corporate level to assure that their financial institution customers, including WSFS, are Year 2000 compliant. WSFS has received and is in the process of installing system fixes for all of its major customer applications including Year 2000 compliant versions of its software. In addition, WSFS has replaced or upgraded all of its personal computers to Year 2000 compliant hardware and software. Management has also evaluated all "imbedded systems" and at this time, foresees no serious Year 2000 problems with those systems.

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

         WSFS is currently developing contingencies for various Year 2000 problem scenarios. These contingency plans range from converting off of third-party providers that we do not feel are adequately prepared for the Year 2000, to the temporary manual processing of certain critical applications, if necessary. It is expected that detailed contingency plans for core applications will be in place by the end of 1998.

         Successful and timely completion of the Year 2000 project is based on management's best estimates, which were derived from numerous assumptions of future events, which are inherently uncertain, including the availability of certain resources, third party modification plans, and other factors.


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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, deposit taking and wholesale banking activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13, "Interest Rate Risk Management." This test measures the impact on the net interest margin and on net portfolio value of an immediate and parallel change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below represents the estimated impact of immediate changes in interest rates at the specified levels at September 30, 1998, calculated in compliance with Thrift Bulletin No. 13:

                           Change in        Change in         Change in
                           Interest Rate    Net Interest      Net Portfolio
                           (Basis Points)   Margin (1)        Value (2)
                           --------------   ----------        ---------

                                +400               4%            -31%
                                +300               3             -24
                                +200               2             -17
                                +100               1              -9
                                -100              -2               9
                                -200              -3              19
                                -300              -6              30
                                -400              -8              43

(1) This column represents the percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected in the various rate increments.

(2) This column represents the percentage difference between estimated net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected in the various rate increments.



         The Company's primary objective in managing interest risk is to balance the adverse impact of changes in interest rates on the Company's net interest income and capital, while maximizing the yield/cost spread on the Company's asset/liability structure. The Company relies primarily on its asset/liability structure to manage interest rate risk.

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.
           (b) Report on Form 8-K, dated October 20, contained a press release announcing earnings for the third quarter of 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WSFS FINANCIAL CORPORATION





Date: November 13, 1998         /s/ MARVIN N. SCHOENHALS
                                ----------------------------------------------
                                           Marvin N. Schoenhals
                                Chairman, President and Chief Executive Officer






Date: November 13, 1998         /s/ MARK A. TURNER
                                ----------------------------------------------
                                                 Mark A. Turner
                                           Senior Vice President and
                                             Chief Financial Officer