Form 10-K
period 1998-12-31
WSFS FINANCIAL CORP
filed 1999-03-31
CIK 828944

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                For the transition period from_______ to________

                         Commission file number 0-16668

                        --------------------------------

                           WSFS FINANCIAL CORPORATION

                        --------------------------------


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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing prices of the registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation System as of March 17, 1999 was $125,931,485. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 5% of the outstanding shares.

   As of March 17, 1999, there were issued and outstanding 11,439,288 shares of the registrant's common stock.
                         -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999 are incorporated by reference in Part III hereof.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                                      Part I

                                                                                                                    Page
                                                                                                                    ----

Item 1.           Business  ..............................................................................              3

Item 2.           Properties  ............................................................................             21

Item 3.           Legal Proceedings.......................................................................             23

Item 4.           Submission of Matters to a Vote of Security Holders.....................................             23

                                                      Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters...................             24

Item 6.           Selected Financial Data.................................................................             25

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................             26

Item 8.           Financial Statements and Supplementary Data.............................................             44

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................................             86

                                                     Part III

Item 10.          Directors and Executive Officers of the Registrant......................................             86

Item 11.          Executive Compensation..................................................................             86

Item 12.          Security Ownership of Certain Beneficial Owners and Management..........................             86

Item 13.          Certain Relationships and Related Transactions..........................................             86


                                                      Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................             87

                  Signatures..............................................................................             90


                                     PART I

Item 1.  Business
-----------------
GENERAL

         WSFS Financial Corporation (Company or Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. The Corporation has two subsidiaries, Wilmington Savings Fund Society, FSB (WSFS or Bank) and WSFS Capital Trust I. WSFS Capital Trust I was formed in 1998 to sell Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of its 11% Senior Notes due 2005 on December 31, 1998.

         Substantially, all of the Corporation's assets are held by its subsidiary, WSFS, the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits acquired in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily with retail deposits and borrowings. The banking operations of WSFS are presently conducted from 20 retail banking offices located in Northern Delaware and Southeastern Pennsylvania. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

         Subsidiaries of the Bank include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; 838 Investment Group, Inc., which markets various insurance products and securities through the Bank's branch system; and Community Credit Corporation (CCC), which specializes in consumer loans secured by first and second mortgages. An additional subsidiary, Star States Development Company (SSDC), is currently inactive having sold its final parcel of land in 1998. In November 1994, the Bank acquired Providential Home Income Plan, Inc. (Providential), a San Francisco, California-based reverse mortgage lender. The management and operations of Providential were merged into the Bank in November 1996.

         The long-term goal of the Corporation is maintaining its high-performing financial services company status, focusing on its core banking business while taking advantage of its intrastructure to develop unique niche businesses.

         As a federally chartered savings institution, the Bank is subject to extensive regulation by the Office of Thrift Supervision (OTS), the FDIC and the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. See the "Regulation" section for a further discussion of certain of these regulatory requirements.

         Net income for the period ended December 31, 1998 was $16.5 million compared to $16.4 million for both 1997 and 1996. Net income for the last three years included the recognition of tax benefits. Income before extraordinary items and taxes increased $1.3 million between 1998 and 1997; and $3.4 million between 1997 and 1996.

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

INVESTMENT ACTIVITIES

         The Company's short-term investment portfolio is intended to provide collateral for borrowings and to meet liquidity requirements. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                            December 31,
                                             ----------------------------------------------------------------------------
                                                      1998                      1997                       1996
                                             ---------------------     ----------------------     -----------------------
                                                            Percent                   Percent                  Percent
                                                              of                        of                       of
                                              Amount        Assets       Amount        Assets      Amount      Assets
                                             -------        ------       ------       -------      ------      -------
                                                                       (Dollars In Thousands)

Held-to-Maturity:
-----------------
Corporate bonds............................. $  6,059         0.4%       $12,030       1.0%       $15,038         1.1%

U.S. Government and agencies................                              15,000       0.8
State and political subdivisions ...........    1,583         0.1          1,534       0.1          2,642         0.2
                                              -------     -------        -------   -------        -------     -------
                                                7,642         0.5         28,564       1.9         17,680         1.3
                                              -------     -------        -------   -------        -------     -------

Available-for-Sale:
-------------------
U.S. Government and agencies................  $30,219         1.9         50,091       3.3
State and political subdivisions............                                                        1,253         0.1
                                              -------     -------        -------   -------        -------     -------
                                              $30,219         1.9         50,091       3.3          1,253         0.1
                                              -------     -------        -------   -------        -------     -------

Short-term investments:
-----------------------
Federal funds sold and securities purchased
    under agreements to resell..............  $20,900         1.3         25,279       1.7         25,400         1.9
Interest-bearing deposits in other banks(1).   7,518          0.4         28,892       1.9          5,702         0.4
                                              -------     -------        -------   -------        -------     -------

                                               28,418         1.7         54,171       3.6         31,102         2.3
                                              -------     -------        -------   -------        -------     -------

                                               66,279         4.1%      $132,826       8.8%       $50,035         3.7%
                                              =======     =======       ========   =======        =======     =======

(1) Interest-bearing deposits in other banks do not include deposits with a maturity greater than one year.


         In 1998, the Bank purchased $20 million in U.S. Government securities, of which $10 million was classified as available-for-sale. In addition, there were sales and calls of U.S. Government securities totaling $20 million and $25 million, respectively. The reduction of corporate and political subdivision bonds since 1996 has been primarily due to maturities and calls. Also, the state and political subdivision bonds classified as available-for-sale in 1996 were reclassified as held-to-maturity in 1997, as there is no active market for these securities. In 1997, the Bank purchased $105 million in U.S. Government securities of which $90 million was classified as available for sale. Of these securities, $40 million was sold in 1997.

         The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 1998. Substantially all of the related interest and dividends represent taxable income. Yields on tax-exempt investments are calculated on the basis of actual yields and not on a tax-equivalent basis, since the effect of the equivilization is immaterial.

                                                                                             At December 31, 1998
                                                                                             --------------------
                                                                                             Amount        Yield
                                                                                             ------        -----
                                                                                            (Dollars in Thousands)
                    Held-to-Maturity:
                    -----------------

                    Corporate bonds:
                      Within one year.......................................................  $   200       5.45%
                      After one but within five years.......................................    2,533       6.93
                      After five but within ten years.......................................    2,136       6.26
                      After ten years.......................................................    1,190       7.30
                                                                                             --------

                                                                                                6,059       6.72
                                                                                             --------

                    State and political subdivisions (1):
                      After ten years.......................................................    1,583       7.61
                                                                                             --------


                    Total debt securities, held-to-maturity.................................    7,642       6.90
                                                                                             --------

                    Available-for-Sale:
                    -------------------

                    U.S. Government and agencies:
                      After one but within five years.......................................   30,219       6.12
                                                                                             --------

                    Short-term investments:
                    -----------------------

                      Interest-bearing deposits in other banks..............................    7,518       4.78
                      Federal funds sold and securities purchased under agreements to resell   20,900       5.57
                                                                                              -------

                    Total short-term investments............................................   28,418       5.36
                                                                                              -------

                                                                                              $66,279       5.88%
                                                                                              =======


                    (1) Yields on state and political subdivisions are not
                        calculated on a tax-equivalent basis since the effect would be immaterial.

         In addition to the foregoing investment securities, the Company has maintained an investment portfolio of mortgage-backed securities, which increased dramatically after 1993 as the Company implemented investment growth strategies during subsequent years. Purchases of mortgage-backed securities, including collateralized mortgage obligations, in 1998 totaled $355 million, of which $210 million was classified as available-for-sale and $145 million was classified as held-to-maturity. The Bank also sold $30 million in collateralized mortgage obligations. Reductions in the other categories, for all years, were due to principal repayments.

         The following table sets forth the book values of mortgage-backed securities and their related weighted average stated rates at the end of the last three fiscal years.


                                                                             December 31,
                                              ---------------------------------------------------------------------------
                                                          1998                  1997                       1996
                                              ---------------------     ----------------------       --------------------
                                                                         (Dollars in Thousands)

                                                 Stated                     Stated                   Stated
                                                 Amount        Rate         Amount       Rate        Amount        Rate
                                                 -------       ----         ------       ----        ------        ----
Held-to-Maturity:
-----------------

Collateralized mortgage obligations.........    $175,619       6.78%       $151,982      7.30%      $165,516       7.38%
GNMA .......................................       1,044       6.93           1,299      7.16          1,496       7.16
FHLMC.......................................      42,337       6.16          55,822      6.17         63,223       6.18
FNMA........................................      40,881       6.26          53,134      6.26         62,754       6.26
Other.......................................       5,977       7.36          12,663      7.50         20,340       8.07
                                                --------       ----        --------      ----       --------       ----
                                                $265,858       6.61%       $274,900      6.88%      $313,329       6.96%
                                                ========       ====        ========      ====       ========     ======

Available-for-Sale:
-------------------

Collateralized mortgage obligations ........    $168,997       6.54%       $ 57,374      7.26%     $  37,482       7.44%

GNMA........................................      24,229       6.11                                   14,441       6.15
                                                --------       ----        --------      ----       --------       ----

                                                $193,226       6.49%       $ 57,374      7.26%     $  51,923       7.08%
                                                ========       ====        ========      ====      =========       ====


CREDIT EXTENSION ACTIVITIES

         Traditionally, the majority of a typical thrift institution's loan portfolio has consisted of first mortgage loans on residential properties. However, as a result of various legislative and regulatory changes since 1980, the commercial and consumer lending powers of the Bank have increased substantially. Consequently, the Bank initiated a diversification strategy in fiscal year 1984 which included a significant increase in commercial real estate lending. Commercial real estate lending was temporarily discontinued in 1990 and only originations required by previous funding commitments were made. In 1994, the Bank began to originate small business and commercial real estate loans in its primary market area. The Bank's current lending activity is concentrated on lending to consumers and small businesses in the Mid-Atlantic Region of the United States.

         The following table sets forth the composition of the Corporation's loan/lease portfolio by type of loan/lease at each of the dates indicated. Other than as disclosed below, the Company had no concentrations of loans/leases exceeding 10% of total loans/leases at December 31, 1998 :





                                                                        December 31,
                                 ---------------------------------------------------------------------------------------------------
                                       1998                 1997                 1996                 1995                1994
                                 ----------------    ------------------    ----------------     -----------------    ---------------
                                 Amount   Percent     Amount    Percent    Amount    Percent    Amount    Percent   Amount   Percent
                                 ------   -------     ------    -------    ------    -------    ------    -------   ------   -------
                                                                    (Dollars in Thousands)

Residential real estate(1)       $291,110    30.2%   $287,349     30.7%    $279,060   33.8%   $276,926    35.0%   $260,442     36.6%
Commercial real estate:
Commercial mortgage ...........   226,063    23.5     238,533     25.5      278,935   33.8     293,979    37.1     259,112     36.6
Construction ..................    11,642     1.2      12,553      1.3       27,056    3.3      29,959     3.8      25,603      3.6
                                 --------    ----    --------     ----     --------   ----     -------    ----    --------     ----
 Total commercial real estate .   237,705    24.7     251,086     26.8      305,991   37.1     323,938    40.9     284,715     40.2
Commercial ....................    97,524    10.1      94,686     10.1       28,602    3.5      23,894     3.0      25,188      3.5
Consumer ......................   165,660    17.2     159,432     17.0      135,552   16.4     114,265    14.4      91,182     12.8
Finance leases.................                                              60,985    7.4      98,840    12.5      89,095     12.5
                                 --------    ----    --------     ----     --------   ----     -------    ----    --------     ----


Gross loans ...................   791,999    82.2     792,553     84.6      810,190   98.2     837,863   105.8     750,622    105.6

Less:
Unearned income                     4,642     0.5       3,240      0.3       13,102    1.6      21,512     2.7      18,146      2.6
Allowance for loan losses .....    23,689     2.5      24,850      2.7       24,241    2.9      24,167     3.1      21,700      3.0
                                 --------    ----    --------     ----     --------   ----     -------    ----    --------     ----
Net loans .....................   763,668    79.2     764,463     81.6      772,847   93.7     792,184   100.0     710,776    100.0
                                 --------    ----    --------     ----     --------   ----     -------    ----    --------     ----

Vehicles under operating leases,
 net...........................   199,967    20.8     172,115     18.4       52,036    6.3
                                 --------    ----    --------     ----     --------   ----     -------    ----    --------     ----


Net loans and vehicles under
 operating leases .............  $963,635   100.0%    936,578    100.0%    $824,883  100.0%   $792,184   100.0%   $710,776    100.0%
                                 ========   =====     =======    =====     ========  =====    ========   =====    ========    =====

(1)  Includes $3,103, $2,222, $773, $4,401, and  $257 of residential mortgage loans held-for-sale at December 31, 1998,
     1997, 1996, 1995 and 1994, respectively.

      The following table sets forth information as of December 31, 1998 regarding the dollar amount of loans and leases maturing in the Company's portfolios, including scheduled repayments of principal, based on contractual terms to maturity. In addition, the table sets forth the dollar amount of loans maturing during the indicated periods, based on whether the loan has a fixed- or adjustable-rate as well as leases maturing during the indicated periods. Loans and leases having no stated maturity or repayment schedule are reported in the one year or less category.

                                                              Less than         One to          Over
                                                              One Year       Five Years      Five Years      Total
                                                              ---------      ----------      ----------      -----
                                                                                  (In Thousands)
Real estate loans (1).....................                 $    42,401      $   183,659     $   288,010    $514,070
Construction loans........................                       9,589            1,857             196      11,642
Commercial loans..........................                      25,802           25,591          46,131      97,524
Consumer loans ...........................                      62,675           67,766          35,219     165,660
                                                           -----------      -----------     -----------  ----------
                                                           $   140,467      $   278,873     $   369,556  $  788,896
                                                           ===========      ===========     ===========  ==========
Rate sensitivity:
  Fixed...................................                 $    53,539      $   159,693      $  182,276  $  395,508
  Adjustable                                                    86,928          119,180         187,280     393,388
                                                           -----------      -----------     ----------   ----------
                                                               140,467          278,873         369,556     788,896
                                                           -----------      -----------      ----------  ----------

Vehicles under operating leases, net                            43,017          156,950               0     199,967
                                                           -----------      -----------     ----------   ---------

Gross loans and net operating leases                        $  183,484      $   435,823      $  369,556  $  988,863
                                                           ===========      ===========      ==========  ==========

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

         Residential Real Estate Lending. WSFS originates residential mortgage loans with loan-to-value ratios up to 95%; however, the Bank generally requires private mortgage insurance for up to 30% of the mortgage amount on mortgage loans whose loan-to-value ratio exceeds 80%. The Bank does not have any significant concentrations of such insurance with any one insurer. On a very limited basis, the Bank originates loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 1998, the balance of all such loans was approximately $16.6 million of which $8.9 million related to lending intended to satisfy the requirements of the Community Reinvestment Act. Generally, residential mortgage loans originated or purchased are underwritten and documented in accordance with standard underwriting criteria published by FHLMC to assure maximum eligibility for subsequent sale in the secondary market; however, unless loans are specifically designated for sale, the Company holds newly originated loans in portfolio for long-term investment. Among other things, title insurance is required, insuring the priority of its lien, and fire and extended coverage casualty insurance for the properties securing the residential loans. All properties securing residential loans made by the Bank are appraised by independent appraisers selected by the Bank and subject to review in accordance with Bank standards.

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

         The original contractual loan payment period for residential loans originated is normally 10 to 30 years. Because borrowers may refinance or prepay their loans without penalty, such loans normally remain outstanding for a substantially shorter period of time. First mortgage loans customarily include "due-on-sale" clauses on adjustable- and fixed-rate loans, which are provisions giving the institutions the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. Due-on-sale clauses are an important means of adjusting the rate on existing fixed-rate mortgage loans to current market rates. The Bank enforces due-on-sale clauses through foreclosure and other legal proceedings to the extent available under applicable laws.

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

                  Prior to the restrictions noted above, the Bank offered commercial construction loans to developers. These loans were made as "construction/permanent" loans, which provided for disbursement of loan funds during construction and automatic conversion to permanent loans upon completion of construction. Such construction loans were made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate and adjusted periodically as the Bank's prime rate changed. The loan appraisal process includes the same criteria as required for permanent mortgage loans as well as completed plans, specifications, comparables and cost estimates. These items are used, prior to approval of the credit, as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals are to be reviewed independently of the commercial lending area. Generally, the loan-to-value ratio for construction loans does not exceed 80%. The initial interest rate on the permanent portion of the financing is determined based upon the prevailing market rate at the time of conversion to the permanent loan. At December 31, 1998, $29.2 million was committed for construction loans, of which $11.5 million had been disbursed.

         The Bank's commercial lending, excluding real estate loans, includes loans for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes. These loans generally range in amounts up to approximately $5.0 million, and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to the Bank's prime rate or LIBOR at the time of closing. The Bank intends to continue originating commercial loans to small businesses in its market area.

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

         Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25%, if the additional incremental 10% is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. A single large extension of credit by the Bank would be limited by this 15% of capital restriction, except if the extension of credit would be fully or partially secured by U.S. treasury securities. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. In April 1997, the bank originated a $35.5 million loan to refinance an employee stock ownership plan ("ESOP") loan of a company. Approximately 80% of the loan is secured by discounted U.S. treasury securities. The portion of the loan that is secured by U.S. treasury securities is exempt from the above lending limits. At December 31, 1998, no borrower had collective outstandings exceeding the above limits.

         Consumer Lending. Consumer loans (not including certain consumer loans such as home equity lines of credit and other residential real estate secured loans) may be made in an amount up to 35% of the Bank's assets. The Company intends to emphasize consumer lending in the future as a means of enhancing portfolio yields and capitalizing on existing customer relationships.

         The primary consumer credit products, excluding leases, of the Company are equity secured installment loans and home equity lines of credit. With a home equity line of credit the borrower is granted a line of credit up to 100% of the appraised value (net of any senior mortgages) of the residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time. At December 31, 1998, the Bank had extended a total of $85.8 million in home equity lines of credit, of which $27.8 million had been drawn at the date. Home equity lines of credit offer federal income tax advantages (in certain circumstances the interest paid on a home equity loan can be deductible) and the convenience of checkbook access as well as revolving credit features. Over the past few years, however, home equity lines of credit have decreased as low interest rates offered on first and second mortgage loans have enabled consumers to refinance their mortgages and consolidate debt. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave it inadequately secured, the Company has not had any significant adverse experience to date.

         Since 1988, the focus of WSFS Credit Corporation (WCC), formerly Star States Leasing Corporation, has been to finance leases indirectly. These leases are secured by motor vehicles and originated through automobile dealerships. During 1998, WCC originated more than 2,032 leases, which approximated $76.9 million in new assets. At December 31, 1997, the Corporation reclassified approximately $172 million in leases originated by WCC to operating leases in accordance with Statement of Financial Accounting Standards No. 13. Approximately $52 million of leases as of December 31, 1996 have also been reclassified as operating leases herein. At December 31, 1999, WCC had $200.0 million in vehicles under operating leases.

The table below sets forth consumer loans by type, in dollar amounts and percentages, at the dates indicated.




                                                                                 December 31,
                                   ---------------------------------------------------------------------------------------------
                                            1998                       1997                        1996
                                   --------------------         -------------------         --------------------


                                                                           (Dollars in Thousands)

                                     Amount      Percent         Amount       Percent         Amount       Percent
                                     ------      -------         ------       -------         ------       -------

Equity secured installment loans     $87,503       52.8%         $78,975        49.6%       $ 63,803        47.1%
Home equity lines of credit....       27,799       16.8%          31,110        19.5          33,267        24.5
Automobile.....................       32,729       19.8%          32,959        20.7          26,456        19.5
Unsecured lines of credit......       10,444        6.3%           9,466         5.9           7,448         5.5
Other..........................        7,185        4.3%           6,922         4.3           4,578         3.4
                                  ----------     ------      -----------      ------     -----------      ------

Total consumer loans ..........     $165,660      100.0%        $159,432       100.0%       $135,552       100.0%
                                    ========      =====         ========       =====        ========       =====

(Restubbed Table)






                                    -------------------------------------------------
                                            1995                       1994
                                    --------------------       ----------------------




                                        Amount     Percent         Amount      Percent
                                        ------     -------         ------

Equity secured installment loans      $ 52,793        46.2%      $ 34,088       37.4%
Home equity lines of credit....         36,817        32.2         40,727       44.7
Automobile.....................         12,701        11.1          1,951        2.1
Unsecured lines of credit......          7,017         6.2          3,683        4.0
Other..........................          4,937         4.3         10,733       11.8
                                  ------------     -------     ----------      ------

Total consumer loans ..........       $114,265       100.0%      $ 91,182      100.0%
                                      ========       =====       ========      =====

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

         During 1998, WSFS originated $129 million of residential real estate loans compared to 1997 originations of $84 million. From time to time, the Bank has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the northeast region of the United States totaled $10 million for years ended December 31, 1998 and 1997; and $13 million during 1996, respectively. Residential real estate loan sales totaled $75 million in 1998, $26 million in 1997 and $24 million in 1996. While the Bank generally intends to hold loans for the foreseeable future, WSFS, beginning in 1989, has undertaken to sell newly originated fixed-rate mortgage loans in the secondary market to control the interest sensitivity of its balance sheet. During the second half of 1993 the Corporation began to hold for investment certain of its fixed-rate mortgage loans, with terms under 30 years, consistent with current asset/liability management strategies.

         The Bank serviced for others approximately $237 million of residential loans at December 31, 1998 compared to $207 million at December 31, 1997. The Company also services residential loans for its portfolio totaling $255 million and $251 million at December 31, 1998 and 1997.

         The Bank originates commercial real estate and commercial loans through the Bank's commercial lending department. Commercial loans are made for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes and also include business loans secured by nonresidential real estate. During 1998, the Bank originated $124 million of commercial and commercial real estate loans compared to $123 million in 1997. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans.

                  The Bank's consumer lending is conducted primarily through the branch offices and is supported by a consumer credit department credit investigation unit. WSFS originates a variety of consumer credit products, including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans. During 1998, such consumer loan originations aggregated $92 million compared to $105 million in 1997. Additionally, WSFS Credit Corporation originated approximately $78 million of operating leases in 1998 and $50 million in 1996. See "Consumer Lending" for a further discussion regarding consumer loan originations.

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

         Loan fees that are considered adjustments of yield in accordance with generally accepted accounting principles are reflected in interest income and represented an immaterial amount of interest income during the three years ended December 31, 1998. Loan fees other than those considered adjustments of yield are reported as loan fee income, a component of other income.

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

         The Company endeavors to manage its portfolios to identify problem loans and leases as promptly as possible and take actions immediately which will minimize losses. To accomplish this, the Bank's Asset Review Department monitors the asset quality of the Company's loan, lease and investment in real estate portfolios and reports such information to the Credit Policy Committee and the Audit Committee of the Board of Directors.

SUBSIDIARIES

         The Corporation has two subsidiaries, Wilmington Savings Fund Society, FSB (WSFS or Bank) and WSFS Capital Trust I. WSFS Capital Trust I was formed in 1998 to sell Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of its 11% Senior Notes due 2005 on December 31, 1998.

         At December 31, 1998, WSFS had four wholly-owned, first-tier subsidiaries which were engaged in leasing, consumer finance, insurance investment products, and securities sales, as well as real estate development. WSFS is the sole investor in and primary lender to its non-bank subsidiaries. At December 31, 1998, it had $3.3 million invested in the equity of these companies and had lent them an additional $253.3 million.

         WSFS Credit Corporation (WCC) which commenced operations in 1974, provides leasing for consumer and business motor vehicles and equipment as well as consumer loans. Prior to 1988, its business had been concentrated in the northern Delaware area, but in 1988 it began expanding its motor vehicle leasing base by originating leases through automobile dealerships in Pennsylvania, New Jersey and Maryland as well as Delaware. In 1996 WCC expanded its market area to parts of western Maryland and West Virginia. WCC underwrites all leases originated through automobile dealers in accordance with underwriting criteria generally consistent with those of the Bank and the leasing industry. WCC's total assets at December 31, 1998 and 1997 were $226.3 million and $203.5 million, respectively.

         838 Investment Group, Inc. (formerly Star States Financial Services, Inc.) was formed in 1989. This subsidiary markets various investment and insurance products, such as single-premium annuities and whole life policies, and securities to Bank customers primarily through the Bank's branch system.

         Community Credit Corporation (CCC), a consumer finance subsidiary, was formed in June 1994 to provide fixed-rate and adjustable-rate consumer loans secured by first and second mortgages. Loans made by CCC are most often used by the borrower to consolidate debt, including an existing mortgage, or fund home improvements. The type of borrower targeted by CCC has a credit history that may limit their access to credit, given the relatively rigid lending guidelines used by most financial institutions. The first office of CCC was opened August 1994 in Delaware. CCC's total assets at December 31, 1998 and 1997 were $22.1 million and $19.0 million, respectively.

         Star States Development Company was formed in March 1985 with the objective of engaging in residential real estate projects through either wholly-owned subsidiaries or investments in joint ventures. Star States Development Company's investments in the projects were in the form of nonrecourse, first mortgage loans, in return for which Star States Development Company was entitled to receive repayment of principal and interest, and to share, at an agreed upon percentage, in the profits of the project. In 1998, Star States Development Company sold its remaining parcel of land and is currently inactive.

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

SOURCES OF FUNDS

          The Bank funds operations through retail and wholesale deposit growth as well as through various borrowing sources, including repurchase agreements, federal funds purchased and advances from the Federal Home Loan Bank (FHLB) of Pittsburgh. Loan repayments and investment maturities also provide sources of funds. Loan repayments and investment maturities provide a relatively stable source of funds while certain deposit flows tend to be more susceptible to market conditions. Borrowings are used to fund wholesale asset growth, short-term funding of lending activities when loan demand exceeds projections, or when deposit inflows or outflows are less than or greater than expected. On a long-term basis, borrowings may be used to match against specific loans or support business expansion.

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

         The Bank is the second largest independent banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of 20 branches. Sixteen of these branches are located in northern Delaware's New Castle County, the Bank's primary market. These branches maintain approximately 135,000 total account relationships with approximately 42,400 total households, or 25% of all households in New Castle County, Delaware. The seventeenth branch is in the state capital, Dover, located in central Delaware's Kent County. The three remaining branches are located in Southern Pennsylvania.

         The following table sets forth the amount of certificates of deposit of $100,000 or more by time remaining until maturity at the period indicated.



                                                    December 31,
           Maturity Period                              1998
           ---------------                         --------------
                                                   (In Thousands)

           Less than 3 months......................          $39,972
           Over 3 months to 6 months...............           21,401
           Over 6 months to 12 months..............           20,467
           Over 12 months..........................            8,448
                                                           ---------
                                                             $90,288
                                                           =========

         Borrowings. The Company utilizes several sources of borrowings to fund operations. As a member of the FHLB of Pittsburgh, the Bank is authorized to apply for advances on the security of their capital stock in the FHLB and certain of their residential mortgages and other assets (principally securities which are obligations of or guaranteed by the United States Government), provided certain standards related to creditworthiness have been met. As a member institution, the Bank is required to hold capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of their outstanding advances, whichever is greater.

         The Bank also sells securities under agreements to repurchase with various brokers as an additional source of funding. When entering into these transactions, the Bank is generally required to pledge either government securities or mortgage-backed securities as collateral for the borrowings.

         In 1998, the Company issued $50.0 million in trust preferred securities due December 11, 2028, part of which was used to pay down the $29.1 million in 11% Senior Notes. See Note 9 of the Consolidated Financial Statements for a further discussion of the Notes.


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

         Transactions with Affiliates; Tying Arrangements Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Savings associations are also prohibited from extending credit, offering services, or fixing or varying the consideration for any extension of credit or service on the condition that the customer obtain some additional service from the institution or certain of its affiliates or that the customer not obtain services from a competitor of the institution, subject to certain limited exceptions.

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

         Regulatory Capital Requirements. Under OTS capital regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "Tier 1" or "core" capital equal to 4% of adjusted total assets (or 3% if the institution is rated composite 1 under the OTS examiner rating system), and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital.

         The OTS capital rule defines Tier 1 or core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights and purchased credit card relationships. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for limited amounts of mortgage servicing rights. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

         Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's minority investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1998, the Bank was in compliance with both the core and tangible capital requirements.

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80%, fixed-rate multi-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80% (75% if rate is adjustable, and annual net operating income equal to not less than 120% of debt service (115% if loan is adjustable) and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loan and lease loss allowances. The OTS risk-based capital standards require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. A savings association with more than normal interest rate risk is required to deduct an interest rate risk component equal to one-half of the excess of its measured interest rate risk over the normal level from its total capital for purposes of determining its compliance with the OTS risk-based capital guidelines. At December 31, 1998, the Bank was in compliance with the OTS risk-based capital requirements.

         Loans to Directors, Officers and 10% Stockholders. Under Section 22(h) of the Federal Reserve Act, loans to an executive officer or director or to a greater than 10% stockholder of a savings association and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to all such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not discriminate in favor of insiders. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Savings associations are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act which requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 106 of the Bank Holding Company Act (BHCA) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

         Dividend Restrictions. Savings associations must submit notice to the OTS prior to making a capital distribution (which includes cash dividends, stock repurchases and payments to shareholders of another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the association's common or preferred stock or debt counted as its regulatory capital, or (c) the association is a subsidiary of a holding company. A savings association must make application to the OTS to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceeds the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

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

         Because the Bank Insurance Fund (BIF) achieved its statutory reserve ratio of 1.25% of insured deposits, the FDIC has eliminated deposit insurance premiums for most BIF members. The FDIC, however, continues to assess BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation (FICO), an agency of the federal government established to help fund takeovers of insolvent thrifts. Until December 31, 1999, BIF members will be assessed at the rate of 1.3 basis points on deposits for FICO payments while Savings Association Insurance Fund (SAIF) members will be assessed at the rate of 6.5 basis points on deposits. After December 31, 1999, BIF and SAIF members will be assessed at the same rate.

         Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. "Significantly undercapitalized" institutions and their holding companies may become subject to more severe sanctions including limitations on asset growth, restrictions on capital distributions by the holding company and possible divestiture requirements. Institutions generally must be placed in receivership within specified periods of time after they become "critically undercapitalized".

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (FHFB). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 1998, of $23.0 million. The FHLB of Pittsburgh offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh. Long term advances may only be made for the purpose of providing funds for residential housing finance.

         Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank was in compliance with applicable liquidity requirements at December 31, 1998.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $46.5 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may be to reduce the amount of the institution's interest-earning assets. As of December 31, 1998, the Bank met its reserve requirements.


TAXATION

Federal Income Taxes

         The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". Thrift institutions, such as the Bank, are generally subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations.

         As of December 31, 1998, the Company had available net operating loss
(NOL) carryforwards for federal and state tax purposes of approximately $31.1 million and $66.5 million, respectively, which can be used to reduce future income taxes. There are annual restrictions on approximately $16.6 million of the NOL carryforwards attributable to Providential Home Income Plan, Inc., formerly a 100% wholly-owned subsidiary of WSFS. Because Section 382 of the Code restricts the annual amount of NOL carryforwards being utilized, a portion of the Providential NOL carryforwards could expire before being fully utilized.

         The Corporation has recently completed an audit of its 1993 and 1994 Federal income tax returns. As a result of this audit a $106,000 tax liability was determined, however, the Corporation has deemed these adjustments as not being significant. Because of their timing nature, substantially all of these adjustments will reverse within the coming year.

         The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly. See Note 12 to the Consolidated Financial Statements, incorporated herein by reference, for further information on recorded taxes.

State Income Taxation

         As a Delaware corporation, the Company is subject to an annual franchise tax which is based on the number of shares of common and preferred stock authorized by its Board of Directors. The Bank is also subject to Delaware's annual franchise tax which is based upon its financial pretax net income.

         The Bank and its subsidiaries each file separate tax returns. An operating subsidiary of the Bank, WSFS Credit Corporation, conducts business in several surrounding states and, as such, is subject to taxation in those states.

         A tax clearance certificate has been issued to WSFS Credit Corporation on the recent completion of an audit by the State of New Jersey, where no additional tax was assessed. Also, no exceptions were noted during the recently completed Motor Vehicle Sales Finance examination conducted by the office of the Delaware State Bank Commissioner.

Item 2. Properties
-------------------

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 1998.

                                                                               Net Book Value
                                                                                of Property
                                                    Owned/      Date Lease      or Leasehold
Location                                            Leased       Expires       Improvements(2)      Deposits
--------                                            ------       -------       ---------------      --------
                                                                                     (In Thousands)
WSFS:
Main Office (1)(2)                                  Owned                           $1,537           $242,021
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch                                 Leased      2003                    43             58,198
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch                               Leased      2001                    14             20,115
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch                      Leased      2003                    15             78,159
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch                Leased      2003                    21             64,116
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch                Leased      2003                    17             88,094
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch                   Leased      2000                    30             58,752
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
Tri-State Mall Branch                               Leased      1999                     6             18,520
  I-95 & Naamans Road
  Claymont, DE  19803
Claymont Branch                                     Owned                               87             20,076
  3512 Philadelphia Pike
  Claymont, DE  19703
University Plaza Shopping Center Branch             Leased      2003                    30             38,150
  I-95 & Route 273
  Newark, DE  19712
College Square Shopping Center Branch(3)            Leased      2007                   336             60,658
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch                Leased      2013                    33             63,853
  144 N. DuPont Hwy.
  New Castle, DE  19720


                                                                               Net Book Value
                                                                                of Property
                                                    Owned/      Date Lease      or Leasehold
Location                                            Leased       Expires       Improvements(2)      Deposits
--------                                            ------       -------       ---------------      --------
                                                                                     (In Thousands)

Stanton                                             Leased      2001                   228              7,152
  Inside ShopRite at First State Plaza
  1600 W. Newport Pike
  Wilmington, DE  19804
Glasgow                                             Leased      2003                   247              6,646
  Inside Genaurdi's at Peoples Plaza
  Routes 40 and 896, Newark, DE  19702
Middletown Square Shopping Center                   Leased      1999                    99             13,104
  Inside Parkers Thriftway
  701 N. Broad St.
  Middletown, DE 19709
Dover (4)                                           Leased      2000                   180             17,459
  Inside Metro Food Market
  Rt 13 & White Oak Road
  Dover, DE  19901
Pottstown                                           Leased      2003                   975                 12
  Inside Genaurdi's Family Market
  1400 North Charlotte St.
  Pottstown, PA  19461
Royersford                                          Leased      2003                   231                 28
  Inside Genuardi's Family Markets
  Limerick Square
  70 Buckwater Rd., Suite 211
  Royersford, PA  19468
Glen Mills                                          Leased      2003                   121                544
  Inside Genaurdi's Family Market
  475 Glen Eagle Square
  Glen Mills, PA  19342
University of Delaware-Trabant University Center    Leased      2003                   209              1,680
  17 West Main Street
  Newark, DE  19716
Operations Center                                   Owned                            1,152                N/A
  2400 Philadelphia Pike
  Wilmington, DE  19703

Community Credit Corporation                        Leased      1999                     4                N/A
----------------------------
  10 Penn Mart Shopping Center
  New Castle, DE  19720

WSFS Credit Corporation
-----------------------
  30 Blue Hen Drive                                 Leased      2002                   311
  Suite 200
  Newark, DE 19713
                                                                                                     --------
                                                                                                     $858,300
                                                                                                     ========


(1) Includes location of executive offices and approximately $65.5 million in brokered deposits.
(2) The net book value of all the Company's investment in premises and equipment totaled $12.0 million at December 31, 1998.
(3) Includes the Company's Education and Development Center.
(4) In February 1996, the Bank acquired $10.5 million of deposits from another financial institution located in Dover, Delaware. These deposits were transferred to the Bank's branch located inside the Metro Food Market in Dover.

Item 3. Legal Proceedings
-------------------------

         There are no material legal proceedings to which the Company or the Bank is a party or to which any of its property is subject except as discussed in Note 14 to the Consolidated Financial Statements.

Item 4.  Submissions of Matters To a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1998 through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         WSFS Financial Corporation's Common Stock is traded on The Nasdaq Stock Market(SM) under the symbol WSFS. At December 31, 1998, the Corporation had 2,307 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years. The Corporation paid dividends of $.09 per share in 1998. Prior to 1998, there were no dividends declared or paid on the Common Stock since the first quarter of 1990.

         The closing market price of the common stock at December 31, 1998 was $16 7/8.

                                               Stock Price Range
                                           -------------------------
                                             Low              High
                                           -------------------------

     1998                1st               $17 5/8           $22
                         2nd                20 1/4            24 1/8
                         3rd                15 3/8            21 7/8
                         4th                12 3/8            18 1/2

     1997                1st               $10 1/8           $12 1/8
                         2nd                10 5/8            14 1/8
                         3rd                13 1/2            19 1/4
                         4th                16                21 7/8

Item 6. Selected Financial Data
--------------------------------

                                                          1998          1997        1996           1995        1994
                                                          ----          ----        ----           ----        ----
                                                                  (Dollars in Thousands, Except Per Share Data)
At December 31,
---------------
  Total assets.....................................    $1,635,710   $1,515,217    $1,357,635    $1,218,826  $1,195,686
  Net loans (1)....................................       763,668      764,463       772,847       792,184     710,776
  Vehicles under operating leases, net.............       199,967      172,115        52,036
  Investment securities (2)........................        37,861       78,655        18,933        28,772      64,144
  Investment in reverse mortgages, net.............        31,293       32,109        35,796        35,614      32,172
  Other investments................................        51,418       74,523        47,337        52,128      44,249
  Mortgage-backed securities (2)...................       459,084      330,274       365,252       237,132     262,748
  Deposits ........................................       858,300      766,966       744,886       724,030     809,707
  Borrowings (3)...................................       622,409      615,578       489,819       370,795     295,244
  Senior notes.....................................                     29,100        29,100        29,850      32,000
  Trust Preferred Borrowings.......................        50,000
  Stockholders' equity ............................        85,752       86,759        75,788        73,546      45,274
  Number of full-service branches (4)..............            20           16            16            14          16

For the Year Ended December 31,
-------------------------------
  Interest income..................................      $108,232     $109,935     $ 101,223    $   99,936  $   80,666
  Interest expense.................................        71,114       69,817        58,862        58,067      44,652
  Other income ....................................        24.693       19,616        11,193        22,615       7,210
  Other expenses ..................................        36,443       35,236        32,345        37,341      34,483
  Income before taxes and extraordinary item ......        24,288       22,965        19,522        25,740       7,058
  Income before extraordinary item.................        17,973       16,389        16,356        27,008       8,070
  Loss on extinguishment of debt, net of $787,000
    tax credits ...................................         1,461            0             0
  Net income ......................................        16,512       16,389        16,356        27,008       8,070
  Earnings per share:
    Basic:
     Income before extraordinary item..............          1.46         1.31          1.18          1.86         .56
     Loss on extinguishment of debt ...............         (0.12)
     Net income ...................................          1.34
   Diluted:
     Income before extraordinary item..............          1.44         1.29          1.16          1.84         .55
     Loss on extinguishment of debt ...............         (0.12)
     Net income ...................................          1.32

  Interest rate spread.............................          2.96%        3.10%         3.22%         3.14%       3.11%
  Net interest margin..............................          2.88         3.13          3.56          3.57        3.39
  Return on average equity.........................         19.24        20.25         21.19         45.68       19.64

  Return on average assets.........................          1.16         1.11          1.28          2.21         .73
  Average equity to average assets.................          6.03         5.48          6.06          4.84        3.69


(1) Includes loans held-for-sale.
(2) Includes securities available-for-sale.

(3) Borrowings consist of FHLB advances, securities sold under agreement to repurchase and municipal bond repurchase obligations. The municipal bond repurchase obligation was called in 1996.
(4) During 1995, the WSFS wholly-owned subsidiary, Fidelity Federal, sold the deposits of four branches resulting in a net pre-tax gain of $14.2 million and an after-tax gain of $12.4 million. The remaining assets, liabilities and equity were merged into WSFS. Additionally, during 1995 WSFS opened two new branches with deposits acquired from other institutions. During 1996, and 1998, WSFS opened two and four new branches, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. The Corporation has two subsidiaries, Wilmington Savings Fund Society, FSB and WSFS Capital Trust I. WSFS Capital Trust I was formed in 1998 to sell Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of its 11% Senior Notes due 2005 on December 31, 1998.

         Substantially, all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the Bank or WSFS) the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits acquired in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily with retail deposits and borrowings. The banking operations of WSFS are presently conducted from 20 retail banking offices located in Northern Delaware and Southeastern Pennsylvania. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

         Subsidiaries of the Bank include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; 838 Investment Group, Inc., which markets various insurance products and securities through the Bank's branch system; and Community Credit Corporation (CCC), which specializes in consumer loans secured by first and second mortgages. An additional subsidiary, Star States Development Company (SSDC), is currently inactive having sold its final parcel of land in 1998. In November 1994, the Bank acquired Providential Home Income Plan, Inc. (Providential), a San Francisco, California-based reverse mortgage lender. The management and operations of Providential were merged into the Bank in November 1996.

         The long-term goal of the Corporation is maintaining its high-performing financial services company status, focusing on its core banking business while taking advantage of its intrastructure to develop unique niche businesses.

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


RESULTS OF OPERATIONS

         The Corporation recorded net income of $16.5 million for the year ending December 31, 1998, compared to $16.4 million for both 1997 and 1996. Earnings for 1998 were impacted by an extraordinary charge of $1.5 million, net of tax, on the early extinguishment of $29.1 million in 11% senior notes. Income before the extraordinary item increased $1.6 million or 10% over 1997.

         Net Interest Income. Net interest income is the most significant component of operating income to the Corporation. Net interest income is dependent upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by regulatory, economic and competitive factors that affect interest rates, loan demand and deposit flows. The level of nonperforming loans can also impact the interest rate spread by reducing the overall yield on the loan portfolio.

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

         Net interest income decreased to $37.1 million in 1998 compared with $40.1 million and $42.4 million in 1997 and 1996, respectively. Total interest income decreased $1.7 million, between 1998 and 1997 primarily due to a decline in average loan balances and a declining interest rate environment. Average loan balances which were $22.4 million lower than the previous year due to the commercial real estate loan portfolio in the first half of 1998, were more than offset by the growth in mortgage-backed securities of $35.8 million. However, the average yield on mortgaged-backed securities of 6.44% was 267 basis points below the average yield on total loans of 9.11%. In addition, the declining interest rate environment of 1998 resulted in the repricing of both interest-earning assets and interest-bearing liabilities, however, the assets generally repriced more rapidly resulting in a 23 basis point reduction in yields, but only a 7 basis point reduction in average rates paid on interest-bearing liabilities.

         Total interest expense increased $1.3 million, between 1998 and 1997 mainly as a result of the growth in interest-bearing deposits by an average of $32.5 million. This was partially offset by a 7 basis point drop as the average rate paid on deposits declined to 4.63% from 4.70% due to the overall decline in interest rates during 1998. The increased interest expense associated with an increase of $15.2 million in average borrowed funds in 1998 over the previous year was essentially offset by the decline in rates paid for those funds relative to 1997. Although the Company reduced long-term borrowing rates by issuing $50 million in lower-cost trust preferred securities as replacement financing for its 11% Senior Notes, the timing of the transaction had minimal impact in 1998. Finally, net lease volume increased by an average of $44.0 million during 1998 resulting in increased interest expense to fund the growth, however, as previously noted, the incremental income is classified as other income and not interest income.

         Between 1997 and 1996, interest income and expense increased $8.7 million and $11.0 million, respectively. The primary increase in interest income was related to the growth in mortgage-backed securities of $90.2 million. Subsequent increases in average borrowings of $187.7 million over the same period contributed to the increase in interest expense.

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

                                                                                Year Ended December 31,
                                                             ----------------------------------------------------------------
                                                                      1998 vs. 1997                  1997 vs. 1996
                                                             ----------------------------        ----------------------------
                                                              Volume      Rate      Net           Volume    Rate       Net
                                                              ------      ----      ---           ------    ----       ---
                                                                                   (Dollars In Thousands)
Interest income:
    Real estate loans (1)..........................           $(5,824) $  (961)  $(6,785)         $ (937)  $(1,110)  $(2,047)
    Commercial loans ..............................             2,543     (437)    2,106           2,687      (580)    2,107
    Consumer loans.................................             1,195     (334)      861          (1,665)      678      (987)
    Loans held-for-sale............................                98        -        98            (154)       17      (137)
    Mortgage-backed securities.....................             2,357   (1,450)      907           6,149       234     6,383
    Investment securities .........................               218       13       231             801      (184)      617
    Other..........................................               (95)     974       879             836     1,940     2,776
                                                              -------  -------   -------        --------   -------   -------

                                                                  492   (2,195)   (1,703)          7,717       995     8,712
                                                              -------  -------   -------        --------   -------   -------


Interest expense:
    Deposits:
      Money market and interest-bearing demand.....                70      (48)       22              87         -        87
      Savings......................................               845      503     1,348             154       386       540
      Time.........................................               110     (445)     (335)           (278)      (87)     (365)
    FHLB of Pittsburgh advances....................             1,747     (560)    1,187           4,767      (248)    4,519
    Senior notes ..................................               562     (129)      433             (17)        -       (17)
    Other borrowed funds...........................            (1,191)    (167)   (1,358)          6,148        43     6,191
                                                              -------  -------   -------        --------   -------   -------

                                                                2,143     (846)    1,297          10,861        94    10,955
                                                              -------  -------   -------        --------   -------   -------
Net change, as reported............................            (1,651)  (1,349)   (3,000)         (3,144)      901    (2,243)
                                                              -------  -------   -------        --------   -------   -------
Tax-equivalent effect(2) ..........................               329      (31)      298             425       501       926
                                                              -------  -------   -------        --------   -------   -------
Net change, tax-equivalent basis...................           $(1,322) $(1,380)  $(2,702)        $(2,719)  $ 1,402   $(1,317)
                                                              =======  =======   =======        ========   =======   =======

(1)  Includes commercial mortgage loans.
(2) The tax-equivalent income adjustment relates primarily to a commercial loan.

         The following table, in thousands except yield and rate data, provides information regarding the averages balances of and yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.


                                                                         Year Ended December 31,
                                           -----------------------------------------------------------------------------
                                                          1998                                       1997
                                           -----------------------------------      ------------------------------------
                                             Average                   Yield/         Average                     Yield/
                                             Balance   Interest       Rate(1)         Balance        Interest     Rate(1)
                                             -------   --------       -------         -------        --------     -------
                                                                                                 (Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
    Real estate loans (4)...............    $509,422   $ 45,389         8.91%        $  574,596    $  52,174        9.08%
    Commercial loans ...................      89,330      6,887         9.08             58,661        4,781        9.73
    Consumer loans......................     161,969     15,810         9.76            149,855       14,949        9.98
                                          ----------   --------                      ----------    ---------
         Total loans....................     760,721     68,086         9.11            783,112       71,904        9.30

Mortgage-backed securities (5)..........     415,141     26,736         6.44            379,315       25,829        6.81
Loans held-for-sale (3).................       2,935        233         7.94              1,698          135        7.95
Investment securities (5)...............      47,430      3,016         6.36             43,968        2,785        6.33
Other interest-earning assets...........     104,485     10,161         9.72            102,043        9,282        9.10
                                          ----------   --------                      ----------    ---------
    Total interest-earning assets.......   1,330,712    108,232         8.23          1,310,136      109,935        8.46
                                                       --------                                    ---------


Allowance for loan losses...............     (24,541)                                   (24,145)
Cash and due from banks.................      29,040                                     17,552

Vehicles under operating leases, net ...     179,844                                    135,848
Other noninterest-earning assets........      33,576                                     36,123
                                          ----------                                 ----------
    Total assets........................  $1,548,631                                 $1,475,514
                                          ==========                                 ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
    Money market and interest-bearing
        demand .........................  $   60,746   $  1,528         2.52%        $   57,918    $   1,506        2.60%
    Savings.............................     189,744      5,965         3.14            162,041        4,617        2.85
    Time ...............................     451,483     25,026         5.54            449,555       25,361        5.64
                                          ----------   --------                      ----------    ---------
         Total interest-bearing deposits     701,973     32,519         4.63            669,514       31,484        4.70

FHLB of Philadelphia advances...........     419,849     23,785         5.67            388,866       22,598        5.81
Senior notes and trust preferred........      34,201      3,748        10.96             29,100        3,315       11.39
Other borrowed funds....................     193,315     11,062         5.72            214,310       12,420        5.80
                                          ----------   --------                      ----------    ---------
    Total interest-bearing liabilities..   1,349,338     71,114         5.27          1,301,790       69,817        5.36
                                                       --------                                    ---------

Noninterest-bearing demand deposits.....      84,631                                     71,950
Other noninterest-bearing liabilities...      21,246                                     20,850
Stockholders' equity....................      93,416                                     80,924
                                          ----------                                 ----------
    Total liabilities and
       stockholders' equity ............  $1,548,631                                 $1,475,514
                                          ==========                                 ==========

Excess (deficit) of interest-earning
    assets over interest-bearing
    liabilities.........................  $  (18,626)                                $    8,346
                                          ===========                                ==========
Net interest and dividend income........               $ 37,118                                    $  40,118
                                                       ========                                    =========
Interest rate spread....................                                2.96%                                       3.10%
                                                                        =====                                       ====
Interest rate margin....................                                2.88%                                       3.13%
                                                                        =====                                       ====
Net interest and dividend income to
    total average assets................                                2.48%                                       2.78%
                                                                        =====                                       ====


(RESTUBBED TABLE)

                                                      Year Ended December 31,
                                                -----------------------------------
                                                                 1996
                                                -----------------------------------
                                                    Average                Yield/
                                                    Balance    Interest     Rate(1)
                                                    -------    --------     -------

Assets
Interest-earning assets:
Loans (2) (3):
    Real estate loans (4)...............           $  584,711   $  54,221      9.27%
    Commercial loans ...................               26,678       2,674     10.02
    Consumer loans......................              166,733      15,936      9.56
                                                   ----------   ---------
         Total loans....................              778,122      72,831      9.36

Mortgage-backed securities (5)..........              289,158      19,446      6.73
Loans held-for-sale (3).................                3,649         272      7.45
Investment securities (5)...............               31,504       2,168      6.88
Other interest-earning assets...........               86,104       6,506      7.56
                                                   ----------   ---------
    Total interest-earning assets.......            1,188,537     101,223      8.52
                                                                ---------


Allowance for loan losses...............              (24,073)
Cash and due from banks.................               22,911

Vehicles under operating leases, net ...               44,674
Other noninterest-earning assets........               42,347
                                                   ----------
    Total assets........................           $1,274,396
                                                   ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
    Money market and interest-bearing
        demand .........................            $  54,582    $  1,419      2.60%
    Savings.............................              156,337       4,077      2.61
    Time ...............................              454,654      25,726      5.66
                                                   ----------   ---------
         Total interest-bearing deposits              665,573      31,222      4.69

FHLB of Philadelphia advances...........              307,180      18,079      5.89
Senior notes and trust preferred........               29,251       3,332     11.39
Other borrowed funds....................              108,140       6,229      5.76
                                                   ----------   ---------
    Total interest-bearing liabilities..            1,110,144      58,862      5.30
                                                                ---------

Noninterest-bearing demand deposits.....               66,823
Other noninterest-bearing liabilities...               20,224
Stockholders' equity....................               77,205
                                                   ----------
    Total liabilities and
       stockholders' equity ............           $1,274,396
                                                   ==========

Excess (deficit) of interest-earning
    assets over interest-bearing
    liabilities.........................           $   78,393
                                                   ==========
Net interest and dividend income........                         $ 42,361
                                                                 ========
Interest rate spread....................                                       3.22%
                                                                               ====
Interest rate margin....................                                       3.56%
                                                                               ====
Net interest and dividend income to
    total average assets................                                       3.32%
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

         The provision for loan losses decreased from $1.5 million in 1997 to $1.0 million in 1998. The Corporation's continued efforts to resolve and collect problem loans, including nonaccrual and restructured loans have and may continue to favorably impact provision requirements. The allowance for loan losses was $23.7 million at December 31, 1998, a 4.67% decrease from the level reported at December 31, 1997. The loan loss allowance as a percentage of total loans was 3.00% in 1998 versus 3.14% in 1997.

         During 1999, the Corporation will continue to adjust the provision for loan losses periodically as necessary to maintain the allowance at what is deemed to be an adequate level, based on the previously discussed criteria. As the provision is primarily a function of credit quality, changes in the provision for loan losses are contingent upon the economic conditions of the Corporation's market area and the economic prospects of borrowers.

         Other Income. Other income increased $5.1 million during 1998 to $24.7 million. Other income included increases of $2.8 million in operating lease revenue and $1.2 million in debit/credit card and ATM income. These increases resulted from a 16% growth in the average operating lease portfolio, and the expansion of the Bank's ATM network.

         Other income increased $8.4 million between 1997 and 1996. Consistent with 1998 results, this increase was largely attributable to growth in the Corporation's average operating lease portfolio during 1997. As a result, the net rental income from operating leases increased $6.0 million during the year. In addition, the Corporation modified its deposit fee schedule at the beginning of the year, resulting in a $1.4 million increase in service charges on deposits.

         Other Expenses. Other expenses increased $1.2 million during 1998 to $36.4 million. Expense rose primarily due to increases in salaries excluding stock appreciation rights (SARs), equipment, data processing and operating expenses, occupancy and other operating expenses. These increases were associated with the continued investment in new retail banking offices, our ATM network and technological enhancements. As part of this investment the Corporation added four new branch offices and 36 new owned-and-operated ATMs as well as established a large number of relationships with independent service organizations to provide funding for ATMs nationwide. These increases in expenses were offset in part by expenses associated SARs, which declined $2.8 million during the year. SARs are similar to stock options, but, unlike stock options, accounting for SARs requires a change in operating expenses as the stock price changes above the exercise price. This decline largely reflects the lower stock price at December 31, 1998 as compared to December 31, 1997. In addition, other expenses were favorably affected by lower costs associated with foreclosed assets. This decrease was attributable to an improvement in the level of nonperforming assets during the year.

         Other expenses increased $2.9 million during 1997 to $35.2 million. The primary reason for the increase was expenses associated with SARs which increased $2.1 million during the year. The SAR expense in 1997 resulted from a 96% rise in the stock price during 1997.

         The comparability between periods of certain expense line items has been affected by the strategic technology alliance entered into on March 1, 1997, between WSFS and ALLTEL, the company which has been managing WSFS data processing for eight years. Under the new five year agreement, ALLTEL will also employ certain on-site back office personnel as well as manage deposit and loan operation functions. As a result, certain costs, most of which previously would have been classified as salaries, are now classified as data processing and operations expenses.

         Income Taxes. The Corporation recorded a $5.5 million tax provision for the year ended December 31, 1998 compared to a tax provision of $6.6 million and $3.2 million for the year ended December 31, 1997 and 1996, respectively. The year 1998 includes a $6.3 million tax provision on continuing operations and a $787,000 tax benefit from the extraordinary loss on the extinguishment of debt. The provision for income taxes includes federal, state, and local income taxes that are currently payable and those currently deferred because of temporary differences between the financial reporting bases and the tax reporting bases of assets and liabilities. The years 1998, 1997, and 1996 include $2.7 million, $1.8 million, and $3.4 million in tax benefits, respectively, resulting from the merger of a former subsidiary into WSFS. As a result of this merger, certain tax benefits, which were previously offset by a valuation allowance, are now recognizable based upon the continued profitability of the WSFS consolidated group.

         Approximately $21 million in gross deferred tax assets of the Corporation at December 31, 1998 is related to write-downs and income on reverse mortgages attributable to a former subsidiary, Providential. Management has continued to assess substantial valuation allowances on these deferred tax assets due to limitations imposed by the Internal Revenue Code and uncertainties, including the timing of settlement on these assets for their realization. As historical data accumulates, management obtains more information on which to base the potential recognition of these assets.

      The Corporation analyzes its projection of taxable income on an ongoing basis and makes adjustments to its provision for income taxes, accordingly. For additional information regarding the Corporation's tax provision and net operating loss carryforwards, see Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

         Total assets grew $120.5 million or 8.0% during 1998 to $1.6 billion. This growth occurred predominantly in mortgage-backed securities and vehicles under operating leases, partially offset by a decline in investment securities. Total liabilities grew $121.5 million during the year to $1.5 billion at December 31, 1998. This increase occurred primarily in deposits and borrowings. Stockholders' equity decreased $1.0 million to $85.8 million at December 31, 1998. This decrease resulted primarily from the purchase of treasury stock offset by retained earnings for the year.

         Investments. Between December 31, 1997 and 1998, investment securities decreased $40.8 million. This decline included the sale from the available-for-sale category of $20.0 million in US Treasury notes, $10.0 million in notes issued by the Student Loan Marketing Association and the net reduction of $15.0 million in Federal Home Loan Bank notes. These declines were offset in part by the purchase of $10.0 million in FNMA notes. Other interest earning assets increased $4.5 million during the year, as a result of an increase in liquidity.

         Mortgage-backed Securities. Investments in mortgage-backed securities grew $128.8 million during 1998. This increase reflected the purchase of $325.2 million in collateralized mortgage obligations (CMOs) and $30.4 million in GNMA pass through securities, offset in part by principal repayments of approximately $197.8 million and the sale of $29.9 million in CMOs available-for-sale.

         Loans. Net loans, including loans held for sale, decreased $795,000 between December 31, 1997 and 1998. During the year, six large commercial real estate loans totaling $31.2 million were refinanced at other institutions. This attrition resulted from the Bank's pricing discipline and had the desired effects of reducing commercial real estate loan concentrations and improving the overall risk profile of the company.

         Vehicles Under Operating Leases. Vehicles under operating leases grew $27.9 million during 1998. This increase resulted primarily from originations during the year.

         Deposits. Deposits grew $91.3 million during 1998 to $858.3 million. This growth was largely attributable to a net inflow of deposits of $66.9 million in 1998 and interest credited to deposits of $24.4 million in 1998. The table below depicts the changes in deposits over the last three years.

                                                                                         Year Ended December 31,
                                                                                -----------------------------------------
                                                                                  1998              1997            1996
                                                                                  ----              ----            ----
                                                                                                (In Millions)
Beginning balance......................................................         $ 767.0           $ 744.9         $ 724.0
Interest credited......................................................            24.4              23.7            22.9
Deposit inflows (outflows), net........................................            66.9              (1.6)          (12.4)
Deposit acquired, net..................................................               -                 -            10.4
                                                                                -------           -------         -------
Ending balance.........................................................         $ 858.3           $ 767.0         $ 744.9
                                                                                =======           =======         =======


         Borrowings. Total borrowings increased $27.7 million between December 31, 1997 and 1998. Approximately $60.0 million in borrowings from the Federal Home Loan Bank were added during the year. Additionally, in November, the corporation issued $50.0 million in trust preferred securities due December 1, 2028. The securities were issued with a floating rate of 250 basis points over 3-month LIBOR and reprice quarterly. The current rate of the trust preferred securities is 7.75%. Coincident with this transaction, to hedge against uses in interest rates the Corporation purchased an interest rate cap which creates an effective ceiling of 6.0% on 3-month LIBOR for 10 years. These securities were issued by a newly formed subsidiary of the Corporation, WSFS Capital Trust I, a Delaware statutory trust which invested the proceeds in junior subordinated debentures issued by the Corporation. A portion of the proceeds were used to extinguish $29.1 million in 11% senior notes.

         Stockholders' Equity. Stockholders' equity decreased $1.0 million to $85.8 million at December 31, 1998. During 1998, the Corporation purchased 1,030,160 treasury shares at a cost of $16.5 million. Additionally, the Corporation declared and paid $1.1 million in dividends to stockholders. These decreases in stockholders' equity were partially offset by $16.5 million in net income for the year.


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

         The repricing and maturities of the Corporation's interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 1998 are set forth in the following table.


                                                            Less than          One to               Over
                                                             One Year       Five Years          Five Years        Total
                                                             --------       ----------          ----------        -----
                                                                                 (Dollars in Thousands)
Interest-rate sensitive assets:
   Real estate loans (1)...............................     $ 261,455       $ 131,340           $ 132,918       $ 525,713
   Commercial loans....................................        49,715           8,888              38,921          97,524
   Consumer loans and leases...........................        62,839          67,603              35,218         165,660
   Vehicles under operating leases.....................        51,031         186,191                   -         237,222
   Mortgage-backed securities..........................       283,718         128,747              46,619         459,084
   Loans held-for-sale.................................         3,103               -                   -           3,103
   Investment in reverse mortgages.....................         1,457           6,882              22,954          31,293
   Investment securities...............................        30,419           2,533               4,909          37,861
   Other investments...................................        51,418               -                   -          51,418
                                                             ---------      ---------           ---------      ----------
                                                              795,155         532,184             281,539       1,608,878
                                                             ---------      ---------           ---------      ----------
Interest-rate sensitive liabilities:
   Money market and interest-bearing
      demand deposits .................................        14,047               -              54,161          68,208
   Savings deposits....................................        49,463               -             168,871         218,334
   Time deposits.......................................       359,070         101,084               3,186         463,340
   FHLB advances.......................................       315,000         145,000                   -         460,000
   Senior notes........................................        50,000               -                   -          50,000
   Other borrowed funds................................        27,409         135,000                   -         162,409
                                                            ---------       ---------           ---------      ----------
                                                              814,989         381,084             226,218       1,422,291
                                                            ---------       ---------           ---------      ----------
Excess of interest-rate sensitive
   assets over interest-rate sensitive
   liabilities ("interest-rate sensitive gap").........     $ (19,834)      $ 151,100           $  55,321      $  186,587
                                                            =========       =========           =========      ==========

Interest-rate sensitive assets/interest-rate
   sensitive liabilities...............................         97.57%
Interest-rate sensitive gap as a percent of
   total assets........................................         (1.21)%


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

         In November 1998, the corporation purchased an interest rate cap in order to limit its exposure on $50.00 million of variable rate trust preferred securities issued in November 1998. This derivative instrument caps 3-month LIBOR (the base rate of the trust preferred) at 6.00%. The trust preferred is classified in the less than one-year category reflecting the variable rate feature of the instrument. The trust preferred will remain in the less than one-year category unless the interest rate cap goes into effect at which time the trust preferred will be transferred to the appropriate maturity category.

         Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the rate period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position throughout the year.


MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivatives Activities." This test measures the impact on the net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated impact of immediate changes in interest rates on net interest margin and net portfolio value at the specified levels at December 31, 1998 and 1997, calculated in compliance with Thrift Bulletin No. 13A:


                                                        December 31,
            ----------------------------------------------------------------------------------------------
                                                  1998                                 1997
                                     --------------------------------     --------------------------------
            Change in Interest       % Change in         % Change in       % Change in        % Change in
                   Rate              Net Interest       Net Portfolio     Net Portfolio      Net Portfolio
              (Basis Points)          Margin (1)           Value (2)         Value (2)          Value (2)
              --------------          ----------        -------------     -------------      -------------
                   +300                   3%               -27%               3%                -22%
                   +200                   2                -19                2                 -15
                   +100                   1                -10                1                 - 8
                   -100                  -1                 10               -1                   9
                   -200                  -3                 21               -3                  19
                   -300                  -5                 33               -5                  29

(1) This column represents the percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected in the various rate increments.

(2) This column represents the percentage difference between net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected in the various rate increments.

         The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while maximizing they yield/cost spread on the Company's asset/liability structure. The Company relies primarily on its asset/liability structure to control interest rate risk.

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

   The following table sets forth the Corporation's non-performing assets, restructured loans and past due loans and leases at the dates indicated.

                                                                                       December 31,
                                                         -----------------------------------------------------------------
                                                            1998            1997          1996           1995         1994
                                                            ----            ----          ----           ----         ----
                                                                                  (Dollars in Thousands)
Nonaccruing loans/nonperforming leases:
     Commercial....................................      $  2,182     $    1,216      $     550     $     563     $   1,485
     Consumer......................................           381            194            224           291           593
     Commercial mortgages..........................         2,383          3,919          3,243         2,527         9,886
     Residential mortgages.........................         3,068          3,710          3,790         3,568         4,620
     Construction..................................             -             38          3,529         3,588         3,182
                                                         --------      ---------      ---------     ---------     ---------

Total nonaccruing loans/nonperforming leases.......         8,014          9,077         11,336        10,537        19,766

Nonperforming investments in real estate...........            76            989          1,500         1,252         2,738
Assets acquired through foreclosure................         2,993          3,826          6,441        11,614        18,936
                                                         --------      ---------      ---------     ---------     ---------

Total nonperforming assets.........................      $ 11,083      $  13,892       $ 19,277      $ 23,403      $ 41,440
                                                         ========      =========       ========      ========      ========

Restructured loans.................................      $      -      $   4,740       $ 10,967      $ 17,393      $ 13,775
                                                         ========      =========       ========      ========      ========
Past due loans/leases:
     Residential mortgages.........................      $    247      $     315       $    328      $    111      $    152
     Commercial and commercial mortgages...........         2,654          1,909            832           789           240
     Consumer......................................            86            261            510           143           102
                                                         --------      ---------      ---------     ---------     ---------

Total past due loans...............................      $  2,987      $   2,485       $  1,670      $  1,043      $    494
                                                         ========      =========       ========      ========      ========

Ratio of nonaccruing loans/lease to total
     loans/leases (1)..............................          0.81%           .95%          1.34%         1.30%         2.70%
Ratio of allowance for loan/lease losses to gross
     loans/leases(1)...............................          2.49           2.61           2.84          2.90          2.89
Ratio of nonperforming assets to total assets......          0.68            .92           1.42          1.92          3.47
Ratio of loan loss/lease allowance to nonaccruing
     loans/leases (2)..............................        307.97         273.06         197.04        201.84         97.79
Ratio of loan/loss lease and foreclosed asset
     allowance to total nonperforming assets (2)...        225.05         178.50         120.22         94.87         51.17

(1) Total loans exclude loans held-for-sale.
(2) The applicable allowance represents general valuation allowances only.

         Total nonperforming assets decreased by $2.8 million between 1997 and 1998 and by $5.4 million between 1996 and 1997. In 1998, $17.0 million in collections of such assets, $1.7 million in charge-offs/writedowns, and $2.9 million in transfers to accrual/restructured status contributed to the reduction in nonperforming assets. Such decreases were offset by the addition of $18.8 million of assets that were not previously classified as nonperforming assets. The decrease in the levels of nonperforming assets reflect management's continued efforts to identify and resolve problem assets, and the effects of the current economic environment.

         An analysis of the change in the balance of nonperforming assets during the last three fiscal years is presented below.

                                                                                            Year Ended December 31,
                                                                                ------------------------------------------
                                                                                    1998             1997            1996
                                                                                    ----             ----            ----
                                                                                               (In Thousands)
Beginning balance................................................               $  13,892         $ 19,277      $ 23,403
      Additions..................................................                  18,809           20,090        11,010
      Collections  ..............................................                 (17,029)         (23,337)       (7,631)
      Transfers to accrual/restructured status...................                  (2,880)          (2,122)       (2,194)
      Transfers to investment in real estate.....................                       -                -        (5,619)
      Charge-offs/write-downs....................................                  (1,709)             (16)          308
                                                                                ---------        ---------      --------

Ending balance...................................................               $  11,083        $  13,892      $ 19,277
                                                                                =========        =========      ========

         The level of nonaccruing loans and the nonperforming leases to total loans/leases ratio decreased from .95% in 1997 to .81% in 1998. The nonperforming assets to total assets ratio decreased from .92% in 1997 to .68% in 1998. The continued reduction in nonaccruing loans and nonperforming assets and, to a lesser extent, the increase in total loans/leases and assets, resulted in the improved ratios.

         In 1998, nonaccruing loan reductions of $1.5 million in the commercial mortgage category and a $900 thousand decrease in nonperforming investments in real estate accounted for the majority of the decrease in total nonperforming assets.

         Allowance for Loan/Lease Losses. The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are considered probable. The allowances for losses are maintained at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios, which include factors such as identification of adverse situations that may affect the borrower's ability to repay, a review of overall portfolio quality, prior loss experience and an assessment of current and expected economic conditions. Changes in economic conditions and economic prospects of debtors can occur quickly, and as a result, impact the estimates made by management.

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

         The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

                                                                                    Year Ended December 31,
                                                                 ------------------------------------------------------
                                                                     1998       1997       1996       1995        1994
                                                                     ----       ----       ----       ----        ----
                                                                                    (Dollars in Thousands)
Beginning balance....................................             $24,850     $24,241    $24,167    $21,700     $23,613
Provision for loan losses............................               1,080       1,533      1,687      1,403       1,683
Balance at acquisition for discounted
    commercial mortgages.............................                   -           -          -      2,600           -
Reclass to allowance for vehicles under operating
   lease ............................................                   -        (259)         -          -           -
Reclass from allowance for ORE losses................                   -         848          -          -           -
Charge-offs:
    Residential real estate..........................                 210         193        185        154          24
    Commercial real estate (1).......................                 608         520        416        814       3,168
    Commercial.......................................                 648         169        605        404       1,021
    Consumer (2).....................................               1,153         859        607        826         514
                                                                  -------     -------    -------    -------     -------
    Total charge-offs................................               2,619       1,741      1,813      2,198       4,727
                                                                  -------     -------    -------    -------     -------
Recoveries:
    Residential real estate..........................                  12           2         15          1          29
    Commercial real estate (1).......................                 123          95          4        293         486
    Commercial.......................................                  74          22         15        169         322
    Consumer (2).....................................                 169         109        166        199         294
                                                                  -------     -------    -------    -------     -------
Total recoveries.....................................                 378         228        200        662       1,131
                                                                  -------     -------    -------    -------     -------
Net charge-offs......................................               2,241       1,513      1,613      1,536       3,596
                                                                  -------     -------    -------    -------     -------
Ending balance.......................................             $23,689     $24,850    $24,241    $24,167     $21,700
                                                                  =======     =======    =======    =======     =======

Net charge-offs to average gross
    loans outstanding, net
    of unearned income...............................                 .29%        .19%       .21%       .20%        .51%


(1)  Includes commercial mortgage and construction loans.
(2)  Includes finance-type leases.


         The table below represents a summary of changes in the allowance for operating lease losses during the periods indicated (dollars in thousands).

                                                                     1998        1997      1996(1)
                                                                     ----        ----      ----
Beginning balance....................................              $1,097    $    499     $    -
Provision for losses on vehicles under operating
  leases ............................................                 547         976        328
Reclass from allowance for loan losses ..............                   -         259          -
Transfer from residual reserve ......................                   -           -        362
Charge-offs..........................................                 909         791        273
Recoveries...........................................                 257         154         82
                                                                  -------     -------    -------
Net charge-offs......................................                 652         637        191
                                                                  -------     -------    -------

Ending balance.......................................              $  992     $ 1,097     $  499
                                                                  =======     =======     ======

(1) Operating-lease activity began in 1996.

         The provision for loan losses decreased $452,000 between 1997 and 1998. This decrease reflects a general improvement in the quality of the loan portfolio. The provision for losses on vehicles under operating leases decreased $428,000 between 1997 and 1998. This decrease brings the allowance in line with acceptable levels.

         Net charge-offs increased $729,000 between 1997 and 1998. The most substantial charge-offs occurring in 1998 included a $314,000 charge-off of a commercial real estate loan secured by an office building facility and a $216,000 charge-off of a commercial loan secured by both real estate and business assets. Net charge-offs remained relatively stable between 1995 and 1997. The high level of charge-offs in 1994 was due to the deterioration in the credit quality of certain commercial and commercial real estate loans. During 1994, the most significant charge-off in the commercial real estate category was a $2.7 million partial charge-off of a nonaccruing commercial mortgage loan, which was subsequently transferred to assets acquired through foreclosure.

         The allowance for credit losses is allocated by major portfolio type. As these portfolios have matured, they have become a source of historical data in projecting delinquencies and loss exposure; however, such allocations are not indicative of where future losses may occur. The allocation of the allowance for loan and lease losses by portfolio type at the end of each of the last five fiscal years, and the percentage of outstandings in each category to total gross outstandings at such dates follow:

                                                                              December 31,
                                      --------------------------------------------------------------------------------------------
                                              1998              1997              1996               1995               1994
                                              ----              ----              ----               ----               ----
                                        Amount  Percent  Amount  Percent     Amount   Percent   Amount   Percent   Amount  Percent
                                        ------  -------  ------  -------     ------   -------   ------   -------   ------  -------
                                                                        (Dollars in thousands)
Residential real estate..........     $   229    36.5%  $   525    36.0%     $   326    34.4%   $   409    32.7%  $   506    34.7%
Commercial real estate...........      10,398    30.1    11,280    31.8       12,697    37.8     13,663    38.8    14,273    37.9
Commercial.......................      11,751    12.4    11,663    12.0       10,068     3.5      9,180     2.9     5,844     3.4
Consumer (1).....................       1,311    21.0     1,382    20.2        1,150    24.3        915    25.6     1,077    24.0
                                      -------   -----   -------   -----      -------   -----    -------   -----   -------   -----
Total loans......................     $23.689   100.0%  $24,850   100.0%     $24,241   100.0%   $24,167   100.0%  $21,700   100.0%
                                      =======   =====   =======   =====      =======   =====    =======   =====   =======   =====
Operating leases.................     $   992   100.0%  $ 1,097   100.0%     $   499   100.0%
                                      =======   =====   =======   =====      =======   =====

(1) Includes finance-type leases.


s

LIQUIDITY

     As required by the OTS, institutions under its supervision must maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. The liquidity ratios of the Bank were 10.6% and 10.2% at December 31, 1998 and 1997, respectively.

     Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity. At December 31, 1998 and 1997, the Bank had outstanding FHLB advances of $460.0 and $400.0 million, respectively.

     The Corporation routinely enters into commitments requiring the future outlay of funds. Effective March 1, 1997, the Bank entered into a new 5-year agreement with its data processing facilities management company. Under the terms of this agreement, an average minimum payment of approximately $4.7 million in 1999 and $4.5 million for 2000 and 2001 has been committed. The aforementioned commitment, as well as loan commitments, are expected to be met through traditional funding sources, such as deposits, short-term borrowings, advances from the FHLB and principal repayments on loans and investments.

     During 1998, operating and financing activities provided cash and cash equivalents of $20.8 and $98.6 million, respectively, while investing activities used $95.3 million. The cash provided by financing activities resulted primarily from additional borrowings from the FHLB, increases in demand and time deposits, and the issuance of trust preferred securities. This cash was used to fund the purchase of investment securities and mortgage-backed securities, as well as the repayment of other borrowings, and a net increase in vehicles under operating leases.

     In 1997, operating and financing activities provided $15.7 million and $141.9 million of cash and cash equivalents, respectively, while investing activities used $155.0 million. The funds provided by financing activities reflect additional FHLB advances and securities sold under agreements to repurchase. This cash was utilized to fund the purchase of investment securities and mortgage-backed securities, as well as the repayment of other borrowings, and a net increase in assets leased to others. During 1996, the operating and financing activities provided $17.4 million and $124.3 million of cash and cash equivalents, respectively, while investing activities used $154.2 million. The funds provided by financing activities reflect the additional FHLB advances and securities sold under agreement to repurchase. This cash was used to fund the purchase of mortgage-backed securities and for the repayment of other borrowings.

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

     At December 31, 1998, the Bank is classified as well-capitalized and is in compliance with all regulatory capital requirements. Management anticipates that the Bank will continue to be classified as well-capitalized. For additional information concerning the Bank's regulatory capital compliance see Note 10 to the Consolidated Financial Statements.

     As part of capital management, the corporation from time to time purchases its own shares of common stock to be included in its treasury. Since 1996, the Board of Directors has approved four separate stock repurchase programs to reacquire 10%, 5%, 10% and 10% of the common stock outstanding. As part of these programs, the Corporation acquired 1.6 million shares in 1996, 507,000 shares in 1997 and 1.1 million shares in 1998. At December 31, 1998, the Corporation held
3.2 million shares of its common stock in the treasury. The Corporation may continue repurchasing shares in 1999.


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


YEAR 2000

     Banking, by its nature, is a very data processing intensive industry. Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, calculate interest payments, track important customer information, provide convenient access to this information, or engage in normal business operations.

     WSFS is subject to the regulation and supervision of various banking regulators, whose oversight includes providing specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the

WSFS' Year 2000 programs are conducted periodically and reports are submitted by the Bank to the banking regulators and the Board of Directors on a periodic basis.

     WSFS has completed an assessment of its core financial and operational software systems and has found them already in compliance, or has developed a plan that is directed toward bringing non-complaint systems into compliance. Our Year 2000 Project Plan is in place and is progressing on schedule with all of our major systems Year 2000 compliant by the end of 1998. A full year of intensive testing scheduled during 1999. As of January 31, 1999 all of our internally maintained mission-critical systems have been renovated, tested, and all but one installed in production, and 85% of our significant impact systems have also been renovated and testing is well underway. We have also taken a proactive approach in working with several financial services industry providers, such as ATM networks and card processors, to help increase the probability that WSFS customers will have uninterrupted service into the Year 2000.

     From a technology perspective, WSFS uses application software systems and receives technical support from one of the world's largest data processing providers to financial institutions, for nearly all of its critical customer accounting applications. This company has extensive resources dedicated at their corporate level to assist their financial institution customers, including WSFS, in the effort to become Year 2000 compliant. WSFS has installed system fixes for all of its major customer applications including Year 2000 compliant versions of its software. In addition, WSFS has replaced or upgraded all of its personal computers and tested this hardware for Year 2000 compliance.

     Plans have been developed and are being implemented to address and track compliance in other areas of the organization. The infrastructure plan addresses physical facilities, for example: building security systems, fire alarm systems, heating and air conditioning and business equipment, for example: fax machines, copiers, vaults, ATMs, postage machines and forms.

     Systems outside of the direct control of WSFS, such as ATM networks, credit card processors, and the Fed Wire System, pose a more problematic issue. A theoretical problem scenario could involve a temporary inability of customers to access their funds through automated teller machines, point of service terminals at retailer locations, or other shared networks. For this reason alone, banks and their governing agencies are closely scrutinizing the progress of our major industry service providers.

     WSFS plans include a review of the Year 2000 efforts of our suppliers, vendors and other business relationships to encourage the timely resolution of product or service compliance issues.

     WSFS is currently developing contingencies for various Year 2000 problem scenarios. These contingency plans range from converting from third-party providers that we do not feel are adequately prepared for the Year 2000, to the temporary manual processing of certain critical applications, if necessary. Detailed remediation contingency plans for core applications were in place by the end of 1998.

     From a cost perspective, WSFS was already involved in upgrading its technology infrastructure and therefore, many potential Year 2000 issues were avoided by the replacement of old systems with new technology. As of December 31, 1998, WSFS has incurred expenses of $2.2 million related to the Year 2000 issue. WSFS anticipates spending an additional $1.0 million in future periods. A large portion of costs associated with Year 2000 issues will be met from existing resources through a reprioritization of the technology department initiatives with the remainder representing incremental costs.

     WSFS believes the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues do not represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. However, if compliance is not achieved in a timely manner by WSFS or any of its significant related third-parties, be it a supplier of services or customer, the Year 2000 issue could possibly have a material effect on the Company's results of operations and financial position.

     Successful and timely completion of the Year 2000 project is based on management's best estimates, which were derived from numerous assumptions of future events, which are inherently uncertain, including the availability of certain resources, third party modification plans, and other factors. Many of the factors that would guarantee Year 2000 success are beyond the control of WSFS. These factors include availability of vendor compliant products, interface system partner compliance, government activity and client readiness. Because of the interconnectedness of the Year 2000 situation, WSFS cannot realistically offer any certifications, representations or guarantees. Nevertheless, WSFS has devoted substantial resources to the problem and describes its plan in this corporate statement. WSFS' Year 2000 initiative is an ongoing process. The information available in this document may be periodically updated and is subject to change without notice. This statement about WSFS' Year 2000 readiness is intended to supercede every statement that has been made previously Year 2000 readiness issues.


FORWARD LOOKING STATEMENTS

     Within this annual report and financial statements we have included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements and annual report. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, loan delinquency rates, and changes in federal and state regulation, among others. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

Item 8.  Financial Statements and Supplementary Data

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Independent Auditors' Report ..............................................   45
WSFS Financial Corporation (and Subsidiaries):
      Management's Statement on Financial Reporting........................   46
      Consolidated Statement of Operations ................................   47
      Consolidated Statement of Condition..................................   48
      Consolidated Statement of Changes in Stockholders' Equity............   49
      Consolidated Statement of Cash Flows.................................   50
      Notes to the Consolidated Financial Statements.......................   52

     (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following page:

   Quarterly Financial Summary (unaudited).................................   85

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WSFS Financial Corporation

     We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries (the Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31,1998 in conformity with generally accepted accounting principles.



/s/ KPMG LLP
------------

January 20, 1999
Philadelphia, Pennsylvania

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

     The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that WSFS Financial Corporation complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1998.




/s/ MARVIN N. SCHOENHALS                     /s/ MARK A. TURNER
------------------------                     -------------------------
Marvin N. Schoenhals                         Mark A. Turner
Chairman, President &                        Senior Vice President
Chief Executive Officer                      & Chief Financial Officer

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                             Year Ended December 31,
                                                                                -----------------------------------------------
                                                                                   1998               1997               1996
                                                                                ---------           --------          ---------
                                                                                 (Dollars In Thousands, Except Per Share Data)

Interest income:
Interest and fees on loans..............................................        $  68,319           $ 72,039          $  73,103
Interest on mortgage-backed securities..................................           26,736             25,829             19,446
Interest and dividends on investment securities.........................            3,016              2,785              2,168
Other interest income...................................................           10,161              9,282              6,506
                                                                                ---------          ---------          ---------
                                                                                  108,232            109,935            101,223
                                                                                ---------          ---------          ---------
Interest expense:
Interest on deposits ..................................................            32,519             31,484             31,222
Interest on Federal Home Loan Bank advances............................            23,785             22,598             18,079
Interest on federal funds purchased and securities sold under
  agreements to repurchase.............................................            10,686             12,040              5,869
Interest on senior notes and trust preferred borrowings................             3,748              3,315              3,332
Interest on other borrowings...........................................               376                380                360
                                                                                ---------          ----------         ---------
                                                                                   71,114             69,817             58,862
                                                                                ---------          ---------          ---------
Net interest income.....................................................           37,118             40,118             42,361
Provision for loan losses...............................................            1,080              1,533              1,687
                                                                                ---------          ---------          ---------
Net interest income after provision for loan losses.....................           36,038             38,585             40,674
                                                                                ---------          ---------          ---------

Other income:
Loan and lease servicing fee income ....................................            3,440              3,165              3,255
Rental income on operating leases, net.................................            11,911              9,089              3,043
Deposit service charges................................................             4,371              4,248              2,877
Credit/debit card and ATM income ......................................             2,724              1,531              1,125
Securities gains (losses) .............................................               305                165               (243)
Other income...........................................................             1,942              1,418              1,136
                                                                               ----------          ---------          ---------
                                                                                   24,693             19,616             11,193
                                                                               ----------          ---------          ---------
Other expense:
Salaries and other compensation........................................            11,911             13,700             13,959
Employee benefits and other personnel expenses.........................             3,847              3,373              3,518
Equipment expense......................................................             2,093              1,452              1,260
Data processing and operations expense.................................             5,179              4,540              2,346
Occupancy expense......................................................             3,000              2,793              2,493
Marketing expense......................................................             1,288              1,212                678
Professional fees......................................................             1,581              1,374              1,614
Net costs of assets acquired through foreclosure.......................               737              1,056              1,375
Other operating expenses...............................................             6,807              5,736              5,102
                                                                               ----------          ---------          ---------
                                                                                   36,443             35,236             32,345
                                                                               ----------          ---------          ---------
Income before taxes and extraordinary item.............................            24,288             22,965             19,522
Income tax provision ..................................................             6,315              6,576              3,166
                                                                               ----------           --------          ---------
Income before extraordinary item.......................................            17,973             16,389             16,356
Loss on extinguishment of debt, net of $787,000 in income tax..........             1,461                 --                 --
                                                                               ----------          ---------          ---------
Net income ............................................................        $   16,512          $  16,389          $  16,356
                                                                               ==========          =========          =========

Earnings per share:
   Basic:
     Income before extraordinary item .................................        $     1.46          $    1.31          $    1.18
     Loss on extinguishment of debt....................................             (0.12)                --                 --
                                                                               ----------          ---------          ---------
         Net income ...................................................        $     1.34          $    1.31          $    1.18
                                                                               ==========          =========          =========

  Diluted:
     Income before extraordinary item .................................        $     1.44          $    1.29          $    1.16
     Loss on extinguishment of debt....................................             (0.12)                --                 --
                                                                              -----------          ---------          ---------
         Net income ...................................................        $     1.32          $    1.29          $    1.16
                                                                               ==========          =========          =========


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION

                                                                                                December 31,
                                                                                        -----------------------------
                                                                                           1998               1997
                                                                                        ----------        -----------
                                                                                                (In thousands)

Assets

Cash and due from banks.........................................................        $   55,848        $    27,467
Federal funds sold and securities purchased under agreements to resell..........            20,900             25,279
Interest-bearing deposits in other banks........................................             7,518             28,992
Investment securities held-to-maturity (market value: 1998-$8,050,
  1997-$28,905) ................................................................             7,642             28,564
Investment securities available-for-sale........................................            30,219             50,091
Mortgage-backed securities held-to-maturity (market value: 1998-$266,797,
  1997-$273,320) ..............................................................            265,858            272,900
Mortgage-backed securities available-for-sale...................................           193,226             57,374
Investment in reverse mortgages, net............................................            31,293             32,109
Loans held-for-sale.............................................................             3,084              2,183
Loans, net of allowance for loan losses of $23,689 at December 31, 1998 and
  $24,850 at December 31, 1997..................................................           760,584            762,280
Vehicles under operating leases, net of allowance for lease losses of $992 at
  December 31, 1998 and $1,097 at December 31, 1997.............................           199,967            172,115
Stock in Federal Home Loan Bank of Pittsburgh, at cost..........................            23,000             20,252
Assets acquired through foreclosure.............................................             2,993              3,826
Premises and equipment..........................................................            11,919              9,001
Accrued interest and other assets...............................................            21,659             22,784
                                                                                        ----------         ----------
Total assets....................................................................        $1,635,710         $1,515,217
                                                                                        ==========         ==========

Liabilities and Stockholders' Equity

Liabilities:

Deposits:
  Noninterest-bearing demand....................................................        $  108,418       $     85,509
  Money market and interest-bearing demand .....................................            68,208             61,453
  Savings.......................................................................           218,334            168,284
  Time..........................................................................           463,340            451,720
                                                                                        ==========         ==========
Total deposits .................................................................           858,300            766,966

Federal funds purchased and securities sold under agreements to repurchase ....            153,505            207,699
Federal Home Loan Bank advances................................................            460,000            400,000
Senior notes and trust preferred borrowings....................................             50,000             29,100
Other borrowed funds...........................................................              8,904              7,879
Accrued expenses and other liabilities.........................................             19,249             16,814
                                                                                        ==========         ==========
Total liabilities..............................................................          1,549,958          1,428,458
                                                                                        ==========         ==========

Commitments and contingencies

Stockholders' Equity:

Serial preferred stock $.01 par value, 7,500,000 shares authorized; 10%
  Convertible Preferred Stock, Series 1, 2,000,000 shares authorized; none
  issued and outstanding, ........................ ............................                 --                 --
Common stock $.01 par value, 20,000,000 shares authorized; issued 14,695,688
  at December 31, 1998, and 14,622,588 at December 31, 1997....................                147                146
Capital in excess of par ......................................................             57,696             57,469
Accumulated other comprehensive income.........................................                236                379
Retained earnings..............................................................             64,657             49,252
Treasury stock at cost, 3,192,769 shares at December 31, 1998 and 2,162,609
  shares at December 31, 1997..................................................            (36,984)           (20,487)
                                                                                        ==========         ==========
Total stockholders' equity.....................................................             85,752             86,759
                                                                                        ==========         ==========
Total liabilities and stockholders' equity.....................................         $1,635,710         $1,515,217
                                                                                        ==========         ==========


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               Accumulated
                                                                   Capital        Other                                    Total
                                                     Common       in excess   comprehensive   Retained      Treasury   stockholders'
                                                     stock      of par value     income       earnings       stock         equity
                                                     ------     ------------  -------------   --------      --------   ------------
                                                                             (In Thousands)
Balance, January 1, 1996 ..................          $   145       $57,136       $  (242)      $16,507       $    --      $73,546

Comprehensive income:
     Net income............................               --            --            --        16,356            --       16,356
     Other comprehensive income............               --            --           408            --            --          408
                                                                                                                          -------
Total comprehensive income (1).............               --            --            --            --            --       16,764
                                                                                                                          -------
Exercise of common stock options ..........                1           153            --            --            --          154
Treasury Stock at cost, 1,655,200 shares...               --            --            --            --       (14,676)     (14,676)
                                                     -------       -------       -------       -------       -------      -------

Balance, December 31, 1996 ................              146        57,289          166         32,863       (14,676)      75,788


Comprehensive income:
     Net income............................               --            --            --        16,389            --       16,389
     Other comprehensive income (1)........               --            --           213            --            --          213
                                                                                                                          -------
Total comprehensive income.................               --            --            --            --            --       16,602
                                                                                                                          -------
Exercise of common stock options ..........               --           180            --            --            --          180
Treasury Stock at cost, 507,409 shares.....               --            --            --            --        (5,811)      (5,811)
                                                     -------       -------       -------       -------       -------      -------


Balance, December 31, 1997 ................              146        57,469          379         49,252       (20,487)      86,759

Comprehensive income:
     Net income............................               --            --            --        16,512            --       16,512
     Other comprehensive income (1)                       --            --          (143)           --            --         (143)
                                                                                                                          -------
Total comprehensive income.................               --            --            --            --            --       16,369
                                                                                                                          -------
Cash Dividend, $.03 per share..............               --            --            --        (1,107)           --       (1,107)
Exercise of common stock options ..........                1           227            --            --            --          228
Treasury Stock at cost, 1,030,160 shares(2)               --            --            --            --       (16,497)     (16,497)
                                                     -------       -------       -------       -------       -------      -------
Balance, December 31, 1998 ................          $   147       $57,696       $   236       $64,657      $(36,984)     $85,752
                                                     -------       -------       -------       -------       -------      -------



(1) Other Comprehensive Income:
                                                                     1998        1997        1996
                                                                    ------      ------      ------
    Net unrealized holding gains on securities
        available-for-sale arising during the period .......       $ 162        $ 378       $ 165
    Less: reclassification adjustment for gains (losses)
        included in income .................................         305          165        (243)
                                                                  ------        -----       -----

    Other comprehensive income (loss).......................       $(143)       $ 213       $ 408
                                                                  --====        =====       =====

(2) Net of reissuances of 4,800 shares


  The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                                  ----------------------------------------
                                                                                    1998            1997            1996
                                                                                  -------         --------        --------
                                                                                               (In Thousands)
Operating activities:

Net income.................................................................      $ 16,512        $ 16,389       $  16,356
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Provision for loan, lease and residual value losses .....................         2,313           2,509           2,015
  Provision for losses on assets acquired through foreclosure..............            --              --             400
  Depreciation, accretion and amortization ................................         2,875            (861)           (376)
  Decrease (increase) in accrued interest receivable and other assets......         1,496           4,703            (108)
  Origination of loans held-for-sale ......................................       (58,398)        (27,605)        (27,766)
  Proceeds from sales of loans held-for-sale...............................        58,008          26,509          31,262
  Increase (decrease) in accrued interest payable and other liabilities....         2,236          (1,908)         (3,204)
  Increase in reverse mortgage capitalized interest, net ..................        (5,525)         (4,372)         (2,158)
  Loss on extinguishment of debt...........................................         2,248              --              --
  Other, net ..............................................................          (994)            372             966
                                                                                 --------        --------        --------
Net cash provided by operating activities..................................        20,771          15,736          17,387
                                                                                 --------        --------        --------

Investing activities:

  Net (increase) decrease of interest-bearing deposits in other banks......        21,474         (23,190)         (1,034)
  Maturities of investment securities .....................................        41,070           5,528           4,595
  Sales of investment securities available-for-sale........................        20,059          40,030          60,328
  Purchases of investment securities held-to-maturity......................       (10,000)        (15,046)             --
  Purchases of investment securities available-for-sale....................       (10,000)        (89,956)        (54,615)
  Sales of mortgage-backed securities available-for-sale ..................        29,875          13,295              --
  Repayments of mortgage-backed securities available-for-sale..............        44,344           8,205           2,123
  Repayments of mortgage-backed securities held-to-maturity ...............       151,661          92,029          44,382
  Purchases of mortgage-backed securities held-to-maturity ................      (145,178)        (52,131)       (135,809)
  Purchases of mortgage-backed securities available-for-sale...............      (210,288)        (26,651)        (38,763)
  Repayments on reverse mortgages..........................................        16,603          19,023          13,151
  Disbursements for reverse mortgages......................................       (10,058)        (10,546)        (11,091)
  Sales of loans...........................................................        16,781           7,556           6,456
  Purchase of loans .......................................................       (10,479)        (11,030)        (13,351)
  Net decrease (increase) in loans ........................................        (8,007)          8,422          17,047
  Net increase in operating leases.........................................       (39,979)       (125,863)        (52,036)
  Net increase in stock of Federal Home Loan Bank of Pittsburgh ...........        (2,748)         (4,117)           (275)
  Disbursement for real estate held for investment.........................            --              --             505
  Receipts (purchases) from investments in real estate  ...................         1,252              --          (1,362)
  Sales of assets acquired through foreclosure, net .......................        12,996          13,819           6,263
  Premises and equipment, net .............................................        (4,720)         (4,325)           (764)
  Other, net...............................................................            --              (2)             --
                                                                                 --------        --------        --------
Net cash used for investing activities.....................................       (95,342)       (154,950)       (154,250)
                                                                                 --------        --------        --------

                                                        (Continued on next page)

                                                                                          Year Ended December 31,
                                                                                  ----------------------------------------
                                                                                    1998            1997            1996
                                                                                  -------         --------        --------
                                                                                               (In Thousands)
 Financing activities:

    Net increase in demand and savings deposits..............................      80,739          25,350          11,518
    Net increase (decrease) in time deposits ................................      11,328          (3,506)         12,084
    Repayment of municipal bond repurchase obligations.......................          --              --          (2,689)
    Receipts from FHLB borrowings ...........................................     884,000         765,000         125,000
    Repayments of FHLB borrowings ...........................................    (824,000)       (687,699)       (109,507)
    Receipts from reverse repurchase agreements..............................     259,771         543,157         285,940
    Repayments of reverse repurchase agreements .............................    (313,965)       (494,762)       (182,795)
    Dividends paid on common stock...........................................      (1,107)             --              --
    Issuance of common stock ................................................         228             180             154
    Extinguishment of senior notes ..........................................     (30,548)             --            (750)
    Proceeds from issuance of trust preferred borrowings, net of costs.......      48,624              --              --
    Purchase treasury stock, net of reissuance...............................     (16,497)         (5,811)        (14,676)
                                                                                 --------        --------        --------
    Net cash provided by financing activities................................      98,573         141,909         124,279
                                                                                 --------        --------        --------
    Increase (decrease) in cash and cash equivalents ........................      24,002           2,695         (12,584)
    Cash and cash equivalents at beginning of period ........................      52,746          50,051          62,635
                                                                                 --------        --------        --------
    Cash and cash equivalents at end of period ..............................    $ 76,748        $ 52,746        $ 50,051
                                                                                 --------        --------        --------

  Supplemental Disclosure of Cash Flow Information:

    Cash paid in interest during the year ...................................    $ 72,048        $ 68,611        $ 58,864
    Cash paid (refund) in income taxes, net .................................       2,233            (538)          4,820
    Loans transferred to assets acquired through foreclosure ................       9,704           9,655           5,885
    Net change in unrealized gains (losses) on securities
      available-for-sale, net of tax ........................................        (143)            213             408
    Assets acquired through foreclosure transferred to investment
      in real estate, net ...................................................          --              --           4,806

  The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company organized under the laws of the State of Delaware. The Corporation's principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (WSFS or
Bank), is a federal savings bank organized under the laws of the United States which conducts operations from 20 retail banking offices located in Northern Delaware and Southeastern Pennsylvania.

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

         Basis of Presentation

         The consolidated financial statements include the accounts of the parent company, WSFS Capital Trust I, the Bank and its wholly-owned subsidiaries, WSFS Credit Corporation (WCC), 838 Investment Group, Inc., Community Credit Corporation (CCC) and Star States Development Company (SSDC). Also included in the consolidated financial statements are the operations of Providential Home Income Plan, Inc. (Providential), a separate subsidiary until November 1996 when the management and operations were merged into WSFS. Providential was a California-based reverse mortgage lender which was acquired by the Bank in 1994.

         WSFS Capital Trust I was formed in 1998 to sell Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of its 11% Senior Notes due 2005 on December 31, 1998.

         WCC is engaged primarily in indirect motor vehicle leasing. The related leases are accounted for as operating leases or direct financing leases. 838 Investment Group, Inc. markets various insurance and securities products to Bank customers through the Bank's branch system. CCC is a consumer finance subsidiary specializing in consumer loans primarily secured by first and second mortgages. SSDC was originally formed to acquire, develop and market improved and unimproved real estate either through wholly-owned subsidiaries or investments in joint ventures. SSDC sold its remaining parcel of land in 1998 and is currently inactive. All significant intercompany transactions are eliminated in consolidation.

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

         There were no investment and mortgage-backed securities classified as "trading" during 1998, 1997 and 1996.

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

         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                 1998            1997               1996
                                                                 ----            ----               ----
           Numerator:
                Income before extraordinary item .........      $17,973         $16,389            $16,356
                Loss on extinguishment of debt ...........        1,461               -                  -
                                                                -------         -------            -------
           Net Income.....................................      $16,512         $16,389            $16,356
                                                                =======         =======            =======

           Denominator:
             Denominator for basic earnings per share -
               weighted average shares ...................       12,317          12,508             13,910

             Effect of dilutive securities:
               Employee stock options.....................          186             196                168
                                                                -------         -------            -------

             Denominator for diluted earnings per share -
               adjusted weighted average shares and
               assumed exercise...........................       12,503          12,704             14,078
                                                                =======         =======            =======

         Earnings per share:
           Basic:
                  Income before extraordinary item .......      $  1.46         $  1.31            $  1.18
                  Loss on extinguishment of debt..........        (0.12)              -                  -
                                                                -------         -------            -------
           Net income ....................................      $  1.34         $  1.31            $  1.18
                                                                =======         =======            =======

           Diluted:
                  Income before extraordinary item........      $  1.44         $  1.29            $  1.16
                  Loss on extinguishment of debt..........        (0.12)              -                  -
                                                                -------         -------            -------
          Net income ....................................       $  1.32         $  1.29            $  1.16
                                                                =======         =======            =======


2.  INVESTMENT SECURITIES

                                                                                     Gross            Gross
                                                                Amortized          Unrealized       Unrealized       Fair
                                                                   Cost              Gains            Losses         Value
                                                                ---------          -----------      -----------     -------
                                                                                        (In Thousands)
Available-for-sale securities:

     December 31, 1998:
       U.S. Government and agencies.........................     $ 30,000         $   219          $       -      $30,219
                                                                  =======         =======          =========      =======

     December 31, 1997:
       U.S. Government and agencies.........................     $ 50,029         $    62          $       -      $50,091
                                                                  =======        ========          =========      =======
Held-to-maturity:

     December 31, 1998:
       Corporate bonds......................................     $  6,059         $    55          $      12      $ 6,102
       State and political subdivisions.....................        1,583             365                  -        1,948
                                                                 --------        --------          ---------      -------
                                                                  $ 7,642         $   420          $      12      $ 8,050
                                                                 ========        ========          =========      =======
    December 31, 1997:
       Corporate bonds......................................      $12,030         $    96          $      40      $12,086
       U.S. Government and agencies ........................       15,000               5                  -       15,005
       State and political subdivisions.....................        1,534             360                 80        1,814
                                                                 --------        --------          ---------      -------
                                                                  $28,564         $   461          $     120      $28,905
                                                                 ========        ========          =========      =======

         Securities with book values aggregating $24,175,000 at December 31, 1998 are pledged as collateral for securities sold under agreements to repurchase and the Bank's treasury, tax and loan account with the Federal Reserve. Accrued interest receivable relating to investment securities was $609,000 and $1,123,000 at December 31, 1998 and 1997, respectively.
Substantially, all of the interest and dividends on investment securities represented taxable income.

         The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at December 31, 1998 were as follows (in thousands):

                                                                      Held-to-Maturity            Available-for-Sale
                                                                   ----------------------        ----------------------
                                                                    Amortized       Fair          Amortized        Fair
                                                                       Cost         Value           Cost           Value
                                                                    ---------       -----         ---------        -----
Within one year ..............................................     $    200       $    200         $     -        $     -
After one year but within five years..........................        2,533          2,542          30,000         30,219
After five but within ten years...............................        2,136          2,144               -              -
After ten years...............................................        2,773          3,164               -              -
                                                                    -------       --------         -------        -------
                                                                   $  7,642       $  8,050         $30,000        $30,219
                                                                    =======        =======         =======        =======

         Proceeds from the sales of investments available-for-sale during 1998 were $20.1 million. Gains of $30,000 were realized on these sales. During 1997, the $1.3 million in state and political subdivision bonds, previously classified as available-for-sale, were reclassified as held-to-maturity due to the lack of an active market in these securities and the difficulty in obtaining timely market valuations for these securities. There were no sales of securities classified as held-to-maturity nor other transfers between categories of investment securities during 1998, 1997 and 1996.

         Proceeds from the sale of investments during 1997 and 1996 were $40.0 and $60.3 million, respectively. Gains of $91,000 and $218,000 in 1997 and 1996, respectively, and a loss of $353,000 in 1996, were realized on these sales.


3.  MORTGAGE-BACKED SECURITIES


                                                                               Gross            Gross
                                                               Amortized     Unrealized       Unrealized         Fair
                                                                 Cost          Gains            Losses           Value
                                                               ---------     ----------       -----------        -----
                                                                                  (In Thousands)
Available-for-sale securities:

December 31, 1998:
      Collateralized mortgage obligations ...........           $168,637     $    583           $   223       $ 168,997
      GNMA...........................................             24,444            -               215          24,229
                                                                --------     --------           -------       ---------
                                                                $193,081     $    583           $   438       $ 193,226
                                                                ========     ========           =======       =========

      Weighted average yield.........................               6.49%


December 31, 1997:
      Collateralized mortgage obligations............            $56,852     $    719           $   197       $  57,374
                                                                 =======     ========           =======       =========

      Weighted average yield.........................               7.26%


Held-to-maturity securities:

December 31, 1998:
      Collateralized mortgage obligations............           $175,619     $  1,497           $   149        $176,967
      FNMA...........................................             40,881            -               258          40,623
      GNMA...........................................              1,044           26                 -           1,070
      FHLMC..........................................             42,337           29                36          42,330
      Other.........................................               5,977            -               170           5,807
                                                                --------     --------           -------       ---------
                                                                $265,858     $  1,552           $   613        $266,797
                                                                ========     ========           =======       =========

      Weighted average yield.........................               6.61%

December 31, 1997:
      Collateralized mortgage obligations............           $151,982     $  1,518           $    11       $ 153,489
      FNMA...........................................             53,134            -               593          52,541
      GNMA...........................................              1,299           37                 -           1,336
      FHLMC .........................................             53,822           32               604          53,250
      Other..........................................             12,663           41                 -          12,704
                                                                --------     --------           -------       ---------
                                                                $272,900     $  1,628           $ 1,208        $273,320
                                                                ========     ========           =======       =========

      Weighted average yield.........................               6.88%

         At December 31, 1998, mortgage-backed securities with book values aggregating $399.8 million were pledged as collateral for retail customer repurchase agreements, Federal Home Loan Bank Advances and securities sold under agreements to repurchase. Accrued interest receivable relating to mortgage-backed securities was $2.6 and $2.0 million at

December 31, 1998 and 1997, respectively. In 1998, the Bank sold $29.6 million in collateralized mortgage obligations, classified as available-for-sale, resulting in a gain of $235,000. In 1997, the Bank sold $12.7 million in adjustable-rate GNMA securities, classified as available-for-sale, resulting in a gain of $64,000. There were no sales of mortgage-backed securities in 1996, nor transfers between categories of mortgage-backed securities during 1998, 1997 and 1996.


4.  LOANS

                                                           December 31,
                                                           ------------
                                                        1998          1997
                                                        ----          ----
                                                           (In Thousands)
Real estate mortgage loans:
     Residential (1-4 family) ..............          $288,007      $285,127
     Other .................................           227,624       243,408
Real estate construction loans..............            24,534        17,269
Commercial loans............................           100,526        97,268
Consumer loans..............................           165,660       159,432
                                                      --------      --------
                                                       806,351       802,504
Less:
Loans in process ...........................            17,455        12,173
Unearned income ............................             4,623         3,201
Allowance for loan losses ..................            23,689        24,850
                                                      --------      --------
                                                      $760,584      $762,280
                                                      ========      ========

         The Corporation had impaired loans at December 31, 1998 of $874,000 compared to approximately $6.9 million at December 31, 1997. The average recorded investment in impaired loans was $5.4 million, $8.6 million and $16.3 million during 1998, 1997 and 1996, respectively. The allowance for losses on impaired loans was $131,000 at December 31, 1998, as compared to $1.2 million at December 31, 1997. The Corporation recognizes interest income on a cash basis method on impaired loans. Total interest income recognized on impaired loans totaled $465,000 for the year ended December 31, 1998 and $652,000 and $1.3 million for the years ended December 31, 1997 and 1996, respectively.

         The total amounts of loans serviced for others were $237.9, $207.8 and $196.4 million at December 31, 1998, 1997 and 1996, respectively.

         Accrued interest receivable on loans outstanding was $4.4, $5.1 and $4.5 million at December 31, 1998, 1997 and 1996, respectively.

         Nonaccruing loans aggregated $8.0, $9.1 and $11.3 million at December 31, 1998, 1997 and 1996, respectively. If interest on all such loans had been recorded, net interest income would have increased by $767,000 in 1998, $922,000 in 1997 and $993,000 in 1996.

         A summary of changes in the allowance for loan losses follows:


                                                                                             Year Ended December 31,
                                                                                           ---------------------------
                                                                                           1998       1997        1996
                                                                                           ----       ----        ----
                                                                                                  (In Thousands)
Beginning balance ..............................................................        $24,850      $24,241      $24,167
     Transfer to allowance for vehicles under operating leases..................              -         (259)           -
     Transfer from assets acquired through foreclosure reserve .................              -          848            -
     Provision for loan losses.................................................           1,080        1,533        1,687
     Loans charged-off .........................................................         (2,619)      (1,741)      (1,813)
     Recoveries................................................................             378          228          200
                                                                                        -------      -------      -------
Ending balance .................................................................        $23,689      $24,850      $24,241
                                                                                        =======      =======      =======


5.  VEHICLES UNDER OPERATING LEASES

         The Corporation leases motor vehicles through its indirect auto leasing subsidiary, WSFS Credit Corporation. Vehicles are leased through a network of auto dealerships primarily in Delaware, Pennsylvania, New Jersey, and Maryland. At December 31, 1998 and 1997, substantially all leased assets were accounted for using the operating lease method.


                                                                                           Year  Ended December 31,
                                                                                           ------------------------
                                                                                           1998                1997
                                                                                           ----                ----
                                                                                                 (In Thousands)

     Motor vehicles under operating lease, gross................................          $233,866            $186,304
                                                                                          --------            --------
     Less:
     Allowance for lease credit losses..........................................              (992)             (1,097)
     Accumulated depreciation...................................................           (32,907)            (13,092)
                                                                                         ---------           ---------

                                                                                          $199,967            $172,115
                                                                                          ========            ========

     Motor vehicles held-for-sale or lease (net)................................          $    939            $    602
                                                                                          ========            ========


       Minimum future rentals under operating leases at December 31, 1998 are as follows (in thousands):

           1999..................................          $40,145
           2000 .................................           29,692
           2001..................................           15,788
           2002..................................            3,795
           2003..................................              425
                                                          --------
               Total.............................          $89,845
                                                          ========

A summary of changes in the allowance for lease credit losses follows:



                                                                                  Year Ended December 31,
                                                                               ----------------------------
                                                                               1998        1997      1996(1)
                                                                               ----        ----      -----
Beginning balance....................................................        $1,097      $   499     $    -
Provision for losses on vehicles under operating leases .............           547          976        328
Reclass from allowance loan losses ..................................             -          259          -
Transfer from lease residual reserve ................................             -            -        362
Net charge-offs......................................................          (652)        (637)      (191)
                                                                             ------      -------     ------

Ending balance.......................................................        $  992      $ 1,097     $  499
                                                                             ======      =======     ======

(1) Operating type lease activity began in 1996.


6.  ASSETS ACQUIRED THROUGH FORECLOSURE

                                                          December 31,
                                                   -------------------------
                                                    1998              1997
                                                    ----              ----
                                                        (In Thousands)

Real estate .................................      $ 2,978           $ 3,103
Other .......................................          405               734
                                                   -------           -------
                                                     3,383             3,837
Less:
Allowance for losses.........................          390                11
                                                   -------           -------

                                                   $ 2,993           $ 3,826
                                                   =======           =======

         A summary of changes in the allowance for losses follows:



                                                                                  Year Ended December 31,
                                                                               ----------------------------
                                                                               1998        1997       1996
                                                                               ----        ----       -----
                                                                                      (In Thousands)
Beginning balance..................................................           $  11      $ 1,925      $ 2,756
  Provision for losses ............................................            (258)           -          400
  Net (charge-offs) recoveries ....................................             126         (555)        (231)
  Transfer to/from investment in real estate.......................             511         (511)      (1,000)
  Transfer to allowance for loan losses............................               -         (848)           -
                                                                              ------     -------      -------
Ending balance ....................................................           $ 390      $    11      $ 1,925
                                                                              =====      =======      =======

7.  PREMISES AND EQUIPMENT


                                                          December 31,
                                                   -------------------------
                                                    1998              1997
                                                    ----              ----
                                                        (In Thousands)

Land .........................................     $  720           $   720
Buildings ....................................      6,598             6,279
Leasehold improvements .......................      4,088             2,933
Furniture and equipment ......................     13,854            10,795
                                                   ------           -------
                                                   25,260            20,727
Less:
Accumulated depreciation .....................     13,341            11,726
                                                   ------           -------
                                                  $11,919           $ 9,001
                                                  =======           =======

     The Corporation occupies certain premises and operates certain equipment under noncancelable leases with terms ranging from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred. Rent expense was $1,207,000 in 1998, $1,032,000 in 1997, and $965,000
in 1996. Future minimum payments under these leases at December 31, 1998 are (in thousands):


1999 ..............................................        $1,334
2000 ..............................................         1,210
2001 ..............................................         1,080
2002 ..............................................           969
Thereafter ........................................         2,700
                                                           ------
         Total future minimum lease payments ......        $7,293
                                                           ======

8.  DEPOSITS

         Time deposits include certificates of deposit in denominations of $100,000 or more which aggregate $90,287,516 and $61,663,000 at December 31, 1998 and 1997, respectively.

         The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:


                                                        December 31,
                                                   ----------------------
                                                    1998          1997
                                                    ----          ----
                                                        (In Thousands)
Money market and demand:
   Noninterest-bearing demand..................  $ 108,418      $ 85,509
   Money market and interest-bearing demand ...     68,208        61,453
                                                 ---------      --------
       Total money market and demand ..........    176,626       146,962
                                                 ---------      --------

Savings  ......................................    218,334       168,284
                                                 ---------      --------

Time certificates by maturity (1):
    Less than one year ........................    337,808       283,624
    One year to two years .....................     85,926       113,938
    Two years to three years ..................     27,276        40,848
    Three years to four years..................      5,091         7,409
    Four years to five years...................      4,053         2,211
    Over five years............................      3,186         3,690
                                                 ---------      --------
       Total time certificates ................    463,340       451,720
                                                 ---------      --------

Total deposits ................................  $ 858,300      $766,966
                                                 =========      ========



(1) Includes $64.5 and $64.4 million of brokered certificates of deposit at December 31, 1998 and 1997, respectively.


         Interest expense by category follows:


                                                                                    Year Ended December 31,
                                                                               ------------------------------
                                                                               1998        1997         1996
                                                                               ----        ----         -----

Money market and interest-bearing demand ..............................      $ 1,528     $  1,506     $  1,419
Savings ...............................................................        5,971        4,623        4,084
Time ..................................................................       25,020       25,355       25,719
                                                                             -------     --------     --------
                                                                             $32,519     $ 31,484     $ 31,222
                                                                             =======     ========     ========

9.  BORROWED FUNDS


                                                                                     Maximum
                                                                                      Amount                            Weighted
                                                                                    Outstanding        Average          Average
                                                                         Weighted     at Month         Amount           Interest
                                                            Balance       Average      End          Outstanding           Rate
                                                             End of      Interest    During the       During the       During the
                                                             Period        Rate       Period           Period            Period
                                                            -------      --------    ----------     -------------      -----------
                                                                                 (Dollars in Thousands)
          1998
          ----

FHLB advances............................................   $460,000       5.32%     $460,000         $419,849           5.67%
Senior notes and trust preferred borrowings..............     50,000       8.32        73,100           34,201          10.96
Federal funds purchased and securities
  sold under agreements to repurchase ...................    153,505       5.60       210,000          184,310           5.80
Other borrowings ........................................      8,904       4.10        11,160            9,005           4.18

          1997
          ----

FHLB Advances............................................   $400,000       5.65%     $435,152         $388,866           5.81%
Senior notes.............................................     29,100      11.39        29,100           29,100          11.39
Federal funds purchased and securities sold under
  agreements to repurchase ..............................    207,699       5.83       238,000          205,565           5.86
Other borrowings ........................................      7,879       4.25        11,877            8,745           4.25


        Federal Home Loan Bank Advances

         Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh with fixed rates ranging from 4.62% to 6.60% at December 31, 1998 are due as follows (dollars in thousands):

                                                                 Weighted
                                                                  Average
                                                  Amount           Rate
                                                  ------         ---------

       1999...............................       $105,000          5.07%
       2000...............................         85,000          5.42
       2001...............................         10,000          5.82
                                                 --------
                                                 $200,000
                                                 ========

         Also outstanding at December 31, 1998 are advances of $40,000,000 and $30,000,000, maturing in 2000 and 2002, respectively, which reprice quarterly based upon the 3-month LIBOR rate. The Bank also has four additional advances, totaling $150,000,000 which are convertible on a quarterly basis (at the discretion of the FHLB) to variable rate advances based upon the 3-month LIBOR rate, after an initial fixed term, and a $40,000 advance which is fixed at 5.55%, unless 3-month LIBOR is greater than 6.50%, in which case, the advance becomes variable on a quarterly basis at 3-month LIBOR plus 3 basis points. The Bank has the option to prepay these advances at predetermined times or rates. Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, collateralized mortgage obligations, FHLB stock and an interest-bearing demand deposit account with the FHLB.

         As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 1998, of $23.0 million.

         Senior Notes and Trust Preferred Borrowings

         In December 1993, the Corporation issued $32.0 million of 11% Senior Notes (the Notes). The Corporation repurchased and extinguished $750,000 and $2.2 million of the notes outstanding during 1996 and 1995, respectively. In 1998, the Corporation repurchased and extinguished $29.1 million in senior notes recording an extraordinary loss on extinguishment of debt of $1.5 million, net of $787,000 in tax benefit.

         On November 20, 1998, the Corporation issued $50.0 million of trust preferred securities, due at December 1, 2028, pursuant to a shelf registration under the Securities Act of 1933 under which the Corporation may sell, from time to time, up to $75.0 million in aggregate purchase price of trust preferred securities. These securities were issued at a floating rate of 250 basis points over 3-month LIBOR, repricing quarterly. The maturity date on these securities may be shortened to a date not earlier than December 1, 2003 if certain conditions are met.

         The trust preferred securities were issued by a specially formed subsidiary of the Corporation, a Delaware statutory trust, which invested the proceeds in junior subordinated debentures to be issued by the Corporation. The net proceeds from the sale of trust preferred securities were used as replacement financing for the early retirement of the Corporation's 11% Senior Notes, due 2005. The Corporation expects to benefit from significantly reduced long-term financing costs and the flexibility of additional Bank regulatory capital.

         The Corporation also entered into an agreement to limit the interest rate exposure in the trust preferred securities by purchasing an interest rate cap, which provides a ceiling on 3-month LIBOR of 6.00% for the first ten years. This will limit the interest rate exposure on the trust preferred securities to no more than 8.50% through the first ten years. The cost of this interest rate cap was $2.4 million, which will be amortized over the ten-year period as a yield adjustment.

         Securities Sold Under Agreements to Repurchase

         During 1998, the Bank sold securities under agreements to repurchase as a short-term funding source. At December 31, 1998, securities sold under agreements to repurchase had fixed rates ranging from 5.10% to 6.05%. The underlying securities are mortgage-backed securities and U.S. Government and agency securities with book and market values aggregating $162.8 million and $162.7 million, respectively, at December 31, 1998. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows (dollars in thousands):


                                                                                          Collateral
                                                                           -------------------------------------------
                                                                            Carrying          Market            Accrued
                                          Borrowing         Rate             Value            Value             Interest
                                          ---------         ----            --------          ------            --------
1998
----

30 to 90 days....................         $  18,505          5.10%          $  21,453         $  21,318           $   122
Over 90 days.....................           135,000          5.66             141,338           141,382               954
                                          ---------       -------          ----------        ----------          --------

                                           $153,505          5.60%           $162,791          $162,700           $ 1,076
                                           ========       =======            ========          ========           =======

1997
----

Up to 30 days....................          $ 20,356          5.65%           $ 20,031          $ 20,031           $   444
30 to 90 days....................            37,343          5.84              35,888            36,507               208
Over 90 days.....................           150,000          5.86             160,452           159,549             1,073
                                          ---------       -------            --------           -------           -------

                                           $207,699          5.83%           $216,371          $216,087            $1,725
                                           ========       =======            ========          ========            ======


         Other Collateralized Borrowings

         Collateralized borrowings of $8.9 and $7.9 million at December 31, 1998 and 1997, respectively, consisted of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold on an overnight basis to retail customers under agreements to repurchase. At December 31, 1998 such borrowings were collateralized by collateralized mortgage obligations. The average rate on these borrowings during 1998 was 4.18%.

10.  STOCKHOLDERS' EQUITY

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions, such as the Bank, must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk-weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At December 31, 1998, and 1997 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution. Management anticipates that the Bank will continue to be classified as well-capitalized.

         A table presenting the Bank's consolidated capital position as of December 31, 1998 and 1997 follows (dollars in thousands):


                                                                                                   To Be Well-Capitalized
                                                    Consolidated              For Capital             Under Prompt Corrective
                                                    Bank Capital           Adequacy Purposes             Action Provisions
                                                   --------------          -----------------         ------------------------

                                                  Amount     Percent       Amount      Percent         Amount       Percent
                                                  ------     -------       ------      -------         ------       -------
As of December 31, 1998:
  Total Capital (to Risk-Weighted Assets)......    $123,430    11.87%      $ 83,164       8.00%       $103,955       10.00%
  Core Capital (to Adjusted Tangible Assets)...     115,907     7.09         65,378       4.00          81,722        5.00
  Tangible Capital (to Tangible Assets)........     115,544     7.07         24,511       1.50             N/A         N/A
  Tier 1 Capital (to Risk-Weighted Assets).....     115,907    11.15            N/A        N/A          62,373        6.00

As of December 31, 1997:
  Total Capital (to Risk-Weighted Assets)......    $110,851    11.05%      $ 80,230       8.00%       $100,288       10.00%
  Core Capital (to Adjusted Tangible Assets)...     104,833     6.93         60,538       4.00          75,672        5.00
  Tangible Capital (to Tangible Assets)........     104,279     6.89         22,693       1.50             N/A         N/A
  Tier 1 Capital (to Risk-Weighted Assets).....     104,833    10.45            N/A        N/A          60,173        6.00


      The Corporation has a simple capital structure with one class of $ .01 par common stock outstanding, each share having equal voting rights. In addition, the Corporation has authorized 7,500,000 shares of $0.01 par preferred stock, and 2,000,000 shares of 10% convertible preferred stock, series 1. No preferred stock was outstanding at December 31, 1998 and 1997. The trust preferred securities issued in 1998 qualify for tier 1 capital. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the OTS Prompt Corrective Action regulations. Since 1996, the Board of Directors has approved four separate stock repurchase programs to reacquire 10%, 5%, 10% and 10% of the common shares outstanding. As part of these programs, the Corporation acquired 1.6 million shares in 1996, 507,000 shares in 1997 and 1.1 million in 1998. At December 31, 1998, the Corporation held 3.2 million shares of its common stock in the treasury.

         The Holding Company

         Although the holding company does not have significant assets or engage in significant operations separate from the banking subsidiary, the Corporation has agreed to cause the Bank's required regulatory capital level to be maintained by infusing sufficient additional capital as necessary. To that end, the Corporation issued the 11% Senior Notes described in Note 9. These notes were called in December, 1998. In November the Corporation issued $50 million of Trust Preferred Securities at a variable interest rate of 250 basis points over the three-month LIBOR. At December 31, 1998, the rate on these securities was 7.75% with a scheduled maturity of December 1, 2028. These securities were issued by WSFS Financial Corporation's recently formed corporation subsidiary, WSFS Capital Trust I, and the proceeds from the issue were invested in Junior Subordinate Debentures issued by WSFS Financial Corporation. These securities are treated as borrowings with the interest included in interest expense on the consolidated statement of operations. The Corporation purchased an interest rate cap that effectively limits 3-month LIBOR to 6.00% See Note 9 for additional information. The proceeds were used to extinguish the 11% senior notes and for general corporate purposes.

         Pursuant to federal laws and regulations, the Bank's ability to engage in transactions with affiliated corporations is limited, and the Bank generally may not lend funds to nor guarantee indebtedness of the Corporation.

11. EMPLOYEE BENEFIT PLANS

         Employee 401(k) Savings Plan

         Certain subsidiaries of the Corporation maintain a qualified plan in which employees may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts which include professionally managed mutual and money market funds and the Corporation's common stock. The principal and earnings thereon are tax deferred until withdrawn, generally. The Company matches a portion of the employees' contributions and also periodically makes discretionary contributions, based on Company performance, into the plan for the benefit of employees. The Corporation's contributions to the plan on behalf of its employees resulted in an expense of $616,000, $564,000, and $704,000 in 1998, 1997 and 1996, respectively. The plan purchased 50,000, 33,000 and 55,000 shares of common stock of the Corporation during 1998, 1997 and 1996, respectively.

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

         In December 1998, the Corporation adopted SFAS No.132, "Employer's Disclosure About Pensions and Other Post Retirement Benefits" which standardized the applicable disclosure requirements.

The following disclosures are in accordance with SFAS No. 132 (dollars in thousands):


                                                                                               1998          1997
                                                                                               ----          ----
Change in Benefit Obligation:
Benefit obligation at beginning of year.........................................            $ 1,350      $ 1,332
Service Cost....................................................................                 40           36
Interest cost...................................................................                 91           93
Actuarial loss (gain)...........................................................                 44          (14)
Benefits paid ..................................................................                (97)         (97)
                                                                                            -------      -------
      Benefit obligation at end of year.........................................            $ 1,428      $ 1,350
                                                                                            =======      =======

Change in plan assets:
Fair value of plan assets at beginning of year..................................            $     -      $     -
Employer contributions .........................................................                 97           97
Benefits paid ..................................................................                (97)         (97)
                                                                                            -------      -------
      Fair value of plan assets at end of year..................................            $     -      $     -

Funded Status:
Funded status...................................................................            $(1,428)     $(1,350)
Unrecognized transition (asset) obligation......................................                859          920
Unrecognized net (gain) loss....................................................                 72           28
                                                                                            -------      -------
      Net amount recognized.....................................................            $  (497)     $  (402)
                                                                                            =======      =======


                                                                                               1998         1997         1996
                                                                                               ----         ----         ----
Components of net periodic benefit cost:
Service cost....................................................................              $  40        $  36        $  30
Interest cost...................................................................                 91           93           97
Amortization of transition (asset) obligation ..................................                 61           61           61
Amortization of net (gain) loss ................................................                  -            -            2
                                                                                               ----         ----         ----
      Net periodic benefit cost.................................................               $192         $190         $190
                                                                                               ====         ====         ====

Sensitivity analysis:
Effect of +1% on service cost plus interest cost................................               $  2         $  3         $  3
Effect of -1% on service cost plus interest cost................................                 (2)          (3)          (3)
Effect of +1% on APBO...........................................................                 31           30           32
Effect of -1% on APBO...........................................................                (35)         (36)         (38)

                                                                                                1998        1997          1996
                                                                                                ----        ----          ----
Assumptions used to value the Accumulated Postretirement Benefit Obligation
  (APBO):
       Discount rate............................................................               6.75%        7.00%        7.25%
       Health care cost trend rate..............................................               8.00%        8.50%        9.00%


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


12.  TAXES ON INCOME

         The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The income tax provision (benefit) consists of the following:

                                                                                       Year  Ended  December  31,
                                                                                 -------------------------------------
                                                                                   1998             1997        1996
                                                                                   ----             ----        ----
                                                                                             (In Thousands)
Current income taxes from operations:
     Federal taxes ....................................................          $1,217           $ (931)       $1,062
     State and local taxes.............................................           1,389            1,208           846

Deferred income taxes:
     Federal taxes ....................................................           3,709            6,175         1,197
     State and local taxes ............................................               -              124            61
                                                                                 ------           ------        ------
           Subtotal ...................................................          $6,315           $6,576        $3,166

Current taxes from extraordinary item:
     Federal taxes on debt extinguishment .............................            (787)               -             -
                                                                                 ------           ------        ------
                                                                                 $5,528           $6,576        $3,166
                                                                                 ======           ======        ======

         Current federal income taxes include taxes on income which cannot be offset by net operating loss carryforwards.

         Based on the Corporation's history of prior earnings and its expectations of the future, management believes that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to settle a net deferred tax liability of $2.4 million as of December 31, 1998 and recover a net deferred tax asset of $1.5 million at December 31, 1997. Adjustments to the valuation allowance were made in 1998, 1997, and 1996 as a result of continued operating earnings of the WSFS consolidated group.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Corporation's deferred tax assets and liabilities as of December 31, 1998 and December 31, 1997 (in thousands):


                                                                                                  1998             1997
                                                                                                --------         --------
Deferred tax liabilities:
     Accelerated depreciation...................................................                 $(25,205)       $(17,672)
     Other......................................................................                     (134)           (235)
                                                                                                 --------        --------
Total deferred tax liabilities..................................................                  (25,339)        (17,907)
                                                                                                 --------        --------

Deferred tax assets:
     Bad debt deductions........................................................                    9,287           8,822
     Tax credit carryforwards...................................................                    2,259           2,102
     Net operating loss carryforwards...........................................                   14,761           9,841
     Loan fees..................................................................                      283             598
     Provisions for losses on reverse mortgages.................................                   15,199          15,779
     Other......................................................................                    2,924           3,580
                                                                                                 -------         --------
Total deferred tax assets.......................................................                   44,713          40,722
                                                                                                 -------         --------

Valuation allowance.............................................................                  (21,800)        (21,335)
                                                                                                 --------        --------
Net deferred tax asset (liability)..............................................                 $ (2,426)       $  1,480
                                                                                                 ========        ========


         Approximately $21 million of the Corporation's deferred tax assets are related to Providential's write-downs and income on its portfolio of reverse mortgages. Management has assessed substantial valuation allowances on these deferred tax assets due to limitations imposed by the Code and uncertainties, including the timing of when these assets are realized.

         Included in the preceding table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS No. 115.

         Net operating loss carryforwards of $97.5 million remain at December 31, 1998. There are also alternative minimum tax credit carryforwards and general business credit carryforwards of approximately $2.3 million at December 31, 1998 which can be used to offset against regular taxes in future years. The expiration dates and amounts of such carryforwards and credits are listed below (in thousands):


                                               NOL's
                                   --------------------------         Credit
                                    Federal             State     Carryforwards
                                    -------             -----     -------------
1999.........................      $     -            $ 7,302       $      -
2000.........................            -              4,405              -
2001.........................            -                  -              -
2002.........................            -              4,929              -
2003.........................            -              9,443              -
2004.........................          968             21,301              -
2005.........................        3,850             18,743              -
2006.........................        1,098                  -              -
2008.........................        6,157                  -              -
2009.........................        6,755                  -              -
2012.........................            -                 34             31
2013.........................            -                306              -
2017.........................        2,757                  -              -
2018.........................        9,480                  -              -
Unlimited....................            -                  -          2,229
                                   -------            -------        -------
                                   $31,065            $66,463        $ 2,260
                                   =======            =======        =======

         The Corporation's ability to use its NOL's to offset future income is subject to restrictions enacted in Section 382 of the Code. These restrictions would limit the Corporation's future use of its NOL's if there are significant Ownership Changes in or acquisitions of the Corporation's stock (referred to herein as an "Ownership Change"). The utilization of approximately $16.6 million of net operating loss carryforwards is limited to approximately $1.5 million each year as a result of such "Ownership Changes" in a former subsidiary's stock.

         A reconciliation setting forth the differences between the effective tax rate of the Corporation and the U.S. Federal Statutory tax rate is as follows:


                                                          Year Ended December 31,
                                                     -----------------------------------
                                                     1998           1997           1996
                                                     ----           ----           ----
Statutory federal income tax rate ...............    35.0%          35.0%          35.0%
State tax net of federal tax benefit.............     3.7            3.8            3.0
Interest income 50% excludable...................    (3.3)          (2.6)             -
Utilization of loss carryforwards and
       valuation allowance adjustments...........    (9.4)          (7.6)         (21.3)
Other............................................       -              -           (0.5)
                                                     ----           ----           ----
    Effective tax rate ..........................    26.0%          28.6%          16.2%
                                                     ====           ====           ====

13. STOCK OPTION PLANS

         The Corporation has stock options and stock appreciation rights (SARs) outstanding under two stock option plans (collectively, Option Plans) for officers, directors and employees of the Corporation and its subsidiaries. The 1986 Stock Option Plan (1986 Plan) expired on November 26, 1996, the tenth anniversary of its effective date. As a result, no future awards may be granted under the 1986 Plan. The 1997 Stock Option Plan (1997 Plan) was approved by shareholders in April 1997 to replace the expired 1986 Plan. The 1997 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. A total of 625,000 awards may be granted under the 1997 Plan. At December 31, 1998 there were 433,000 shares available for future grants under the 1997 Plan.

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

         SARs allow an optionee to surrender the award in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the common stock over the option price of the SARs. SARs granted are exercisable one year from the date of grant and vest in 20% per annum increments. Such payments shall be made in cash; however, no SARs are exercisable unless at the time of surrender the Corporation has the ability to pay dividends and the Bank has sufficient capital to exceed its federal regulatory capital requirements. The SARs expire seven years from the date of grant. The Corporation recorded a credit related to SARs of $261,000 in 1998 and expenses of $2.5 million and $433,000 in 1997, and 1996, respectively.

         A summary of the status of the Corporation's Stock Option Plans as of December 31, 1998, 1997 and 1996, and changes during the years then ending is presented below:


                                               1998                         1997                      1996
                                      ------------------------      -------------------------   ------------------------
                                                   Weighted-                     Weighted-                  Weighted-
                                                    Average                       Average                    Average
                                      Shares    Exercise Price      Shares     Exercise Price    Shares    Exercise Price
                                      ------    --------------      ------     --------------    ------    --------------
Stock Options:

Outstanding at beginning of year      334,915      $   7.96         316,005      $   4.72         267,505      $   2.33
Granted                                96,900         17.47          78,700         17.75         106,700          9.50

Exercised                             (73,100)         2.43         (55,090)         3.27         (58,200)         2.64
Canceled                              (25,060)        13.07          (4,700)         9.44               -             -
                                     --------                      --------                      --------

Outstanding at end of year            333,655        $11.55         334,915      $   7.96         316,005      $   4.72
Exercisable at end of year            136,435                       180,695                       209,305
Weighted-average fair value
 of awards granted                   $   6.88                      $   6.93                         $3.84

SARs:

Outstanding at beginning of year      190,658      $   1.75         273,075      $   1.99         329,995      $   2.00
Granted                                     -             -               -             -               -           -
Exercised                             (93,148)         1.85         (82,417)         2.54         (51,582)         2.13
Canceled                                    -             -               -             -          (5,338)         1.65
                                     --------                      --------                      --------
Outstanding at end of year             97,510      $   1.65         190,658      $   1.75         273,075       $  1.99
Exercisable at end of year             97,510                       182,658                       208,260


         The Black-Scholes option pricing model was used to determine the grant-date fair-value of options. Significant assumptions used in the model included a weighted average risk-free rate of return of 4.6% in 1998, 6.1% in 1997 and 6.2% in 1996; expected option life of 6 years for all three year's awards; and expected stock price volatility of 35% for 1998 awards, 25% for 1997 awards and 27% for 1996 awards. Cash dividends of $.12 per share were assumed for 1998 awards.

         SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS 123) encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123, and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for the plans and to provide the required proforma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Corporation would have recognized $349,000 in 1998, $250,000 in 1997 and $30,000 in 1996 of
compensation expense related to its Option Plans. As a result, proforma net income of the Corporation would have been $16.2 million in 1998, $16.2 million in 1997 and $16.3 million in 1996, and proforma diluted earnings per share would have been $1.29 in 1998, $1.27 in 1997 and $1.16 in 1996.

         The effects on proforma net income and diluted earnings per share of applying the disclosure requirement of SFAS 123 in past years may not be representative of the future proforma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

         The following table summarizes all stock options and SARs outstanding and exercisable for both the 1986 and 1997 Stock Option Plans as of December 31, 1998, segmented by range of exercise prices:


                                                  Outstanding                                        Exercisable
                                  ---------------------------------------------------         --------------------------
                                                   Weighted-            Weighted-                              Weighted-
                                                    Average              Average                                Average
                                                   Exercise             Remaining                              Exercise
                                  Number             Price          Contractual Life            Number           Price
                                  ------             -----          ----------------            ------           -----

Stock Options:

$1.88-$3.76                        88,555              $2.29            2.0 years              88,555           $2.29
$3.77-$5.64                         2,000               3.94            5.9 years               2,000            3.94
$7.25-$9.41                         2,000               7.94            7.6 years               2,000            7.94
$9.40-$11.29                       75,200               9.56            7.9 years              30,080            9.56
$11.29-$13.17                      12,300              12.75            8.4 years               2,460           12.75
$15.05-$16.93                       2,500              16.25            9.7 years
$16.93-$18.81                     151,100              17.93            9.5 years              11,340           18.65
                                 --------              -----            ---------             -------           -----

Total                             333,655             $11.55            7.0 years             136,435           $5.55
                                  =======                                                     =======

SARs:

$1.65                              97,510              $1.65             .9 years              97,510           $1.65



14.  COMMITMENTS AND CONTINGENCIES

         Lending Operations

         At December 31, 1998, the Corporation had commitments to extend credit of $128.0 million. Consumer lines of credit totaled $66.2 million of which $58.0 million was secured by real estate. Outstanding letters of credit were $3.6 million and outstanding commitments to make or acquire rescheduled mortgage loans aggregated $23.1 million of which approximately $20.8 million were at fixed rates ranging from 5.63% to 7.50%, and approximately $2.3 million were at variable rates ranging from 4.50% to 8.00%. All mortgage commitments are expected to have closing dates within a six month period.

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

                  1999................................ $4,659,000
                  2000 ...............................  4,457,000
                  2001 ...............................  4,457,000
                  2002................................    743,000

         Legal Proceedings

         In the ordinary course of business, the Corporation, Bank and its subsidiaries are subject to legal actions which involve claims for monetary relief. Based upon information presently available to management and its counsel, it is in management's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations.

         In February 1994, a class-action complaint was filed against the Corporation's former subsidiary, Providential, a company purchased by WSFS in November 1994, in the United States District Court, Northern District of California. The class-action complaint was amended in April 1994 to add as defendants Providential's President and Executive Vice President, as well as additional claims. The action was purportedly filed on behalf of a class of persons who acquired Providential's Lifetime Reverse Mortgage products. It alleges violations of the Federal Truth in Lending Act and Regulation Z promulgated thereunder, fraud and deceit, negligent misrepresentation, unlawful, unfair or fraudulent business practices and violations of the Consumers' Legal Remedies Act based upon alleged misrepresentations in connection with the sale of reverse mortgages. It seeks unspecified compensatory and punitive damages and penalties, an accounting of all loan portfolios, an injunction barring further alleged violations, and payment of interest, costs, expert witness fees and attorneys' fees.

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

         On October 5, 1998, the U.S. Supreme Court denied hearing an appeal by the plaintiffs seeking a class action suit. These plaintiffs may still make claims against the Company individually, but only through separate cases in binding arbitration and not as a single class-action case in federal court. The Corporation believes that all such claims and actions are without merit and intends to defend itself vigorously.

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

         The following represents a summary of off-balance sheet financial instruments at year-end:

                                                                                         December 31,
                                                                                   -----------------------
                                                                                     1998           1997
                                                                                     ----           ----
                                                                                        (In Thousands)
Financial instruments with contract amounts which
   represent potential credit risk:
       Construction loan commitments ..........................................     $17,689       $ 7,064
       Commercial mortgage loan commitments ...................................       1,772         5,376
       Commercial loan commitments ............................................      15,636        17,512
       Commercial standby letters of credit ...................................       3,597         3,026
       Residential mortgage loan commitments ..................................      23,145         9,605
       Consumer lines of credit ...............................................      66,208        64,085


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


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows which are discounted to reflect current market rates and varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future. In November 1998, the corporation purchased an interest rate cap in order to limit its exposure on $50.0 million of variable trust preferred securities issued in November 1998. The cap has a notional amount of $50.0 million and a term of 10 years. This derivative instrument caps 3-month LIBOR (the base rate of the trust preferred) at 6.00% for 10 years, thus limiting the Company's exposure to rising interest rates on the Trust Preferred Offering.

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

         Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages, consumer and direct financing leases. The fair value of residential mortgage loans is estimated using quoted market prices for sales of whole loans with similar characteristics such as repricing dates, product type and size. For residential loans that reprice frequently, the carrying amount approximates fair value. The fair value of direct financing leases is based upon recent market prices of sales of similar receivables. The fair value of other types of loans for which quoted market prices are not available is estimated by discounting expected future cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available.

         Interest rate cap: The fair value is estimated using quoted prices for similar instruments.

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

        The carrying amount and estimated fair value of the Corporation's financial instruments are as follows (in thousands):

                                                                                       December 31,
                                                                --------------------------------------------------------
                                                                           1998                            1997
                                                                -----------------------            ---------------------
                                                                Carrying        Fair               Carrying        Fair
                                                                 Amount         Value              Amount          Value
                                                                 ------         -----              ------          -----
Financial assets:
     Cash and short-term investments.................            $ 84,266      $ 84,266            $ 81,738    $  81,738
     Investment securities...........................              37,861        38,269              78,655       78,996
     Mortgage-backed securities......................             459,084       460,023             330,274      330,694
     Investment in reverse mortgages.................              31,293        31,493              32,109       30,505
     Loans, net......................................             763,668       783,344             764,463      782,298
     Interest rate cap...............................               2,370         2,196                 -           -

Financial liabilities:
     Deposits........................................             858,300       860,272             766,966      767,723
     Borrowed funds..................................             672,409       662,953             644,678      639,570


      The estimated fair value of the Corporation's off-balance sheet financial instruments is as follows (in thousands):

                                                                                                         December 31,
                                                                                                    --------------------
                                                                                                     1998          1997
                                                                                                     ----          ----
Off-balance sheet instruments:
     Commitments to extend credit.......................................................            $  582        $1,342
     Standby letters of credit..........................................................                36            30


16.  INVESTMENT IN AND ACQUISITION OF REVERSE MORTGAGES

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

         The Corporation accounts for its investment in reverse mortgages in accordance with instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed; and income is adjusted retroactively and prospectively to reflect the revised rate of return.

         In November 1994, the Corporation purchased Providential Home Income Plan, Inc., a California-based reverse mortgage lender, for approximately $24.4 million. Providential's assets at acquisition primarily consisted of cash and its investment in reverse mortgages (the "1994 Pool"). Providential's available liquidity was utilized to fund most of the purchase price. The acquisition was accounted for by the purchase method of accounting; accordingly, Providential's results have been included in the Corporation's consolidated statement of operations since the acquisition date. In November 1996 the management and operations of Providential were merged into the Bank. The carrying value of the reverse mortgages was $10.8 million and $9.7 million at December 31, 1998 and December 31, 1997, respectively. All 674 loans, which comprise the 1994 pool at December 31, 1998, are located in California.

         In 1993, the Corporation acquired a pool of reverse mortgages (the "1993 Pool") from the FDIC and another lender. The Corporation's investment in this pool of reverse mortgages totaled $20.5 million and $22.4 million at December 31, 1998 and December 31, 1997, respectively. Of the 430 loans which comprise the 1993 Pool at December 31, 1998, 355 loans, or 83%, are located in Delaware, New Jersey, Pennsylvania and Maryland.

         At December 31, 1998, the Corporation's actuarial estimate of net cash flows from each pool of reverse mortgages was as follows:


                                                                                          Net Inflows (Outflows)
                                                                             -------------------------------------------
                                                                               1994 Pool        1993 Pool         Total
                                                                               ---------        ---------         -----
                                                                                              (In Thousands)
Year ending:
------------
1999........................................................                 $  3,318           $  1,804        $  4,942
2000........................................................                    2,062              2,229           4,291
2001........................................................                    2,338              2,296           4,634
2002........................................................                    2,682              2,344           5,026
2003........................................................                    3,000              2,353           5,353
2004-2008...................................................                   17,816             10,851          28,667
2009-2013...................................................                   18,166              7,654          25,820
2014-2018...................................................                   13,650              4,102          17,752
Thereafter..................................................                   10,954              2,226          13,180


         The effective yield used to accrue investment income on the Corporation's investment in reverse mortgages is sensitive to changes in collateral values and other actuarial and prepayment assumptions. Future estimated changes in collateral values in 1998 are as follows for each pool:

                                                                                                    1994            1993
                                                                                                    Pool            Pool
                                                                                                    ----            ----
Year ended December 31, 1999..................................                                      1.00%           1.00%
Year ended December 31, 2000..................................                                      2.00            2.00
Thereafter....................................................                                      3.00            3.00

                                      -78-

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

         The changes in collateral values and actuarial assumptions resulted in an effective yield of approximately 28.4% on the 1994 Pool and increased income by $1,088,000 during 1998 over the anticipated effective yield at January 1, 1998. Included in this increase was a cumulative catch-up adjustment of $807,000. The effective yield on the 1993 Pool was 6.93% in 1998, reflecting an $826,000 increase in income over the anticipated effective yield at January 1, 1998 which includes a cumulative catch-up adjustment of $653,000.

         The effect on the yield and income assuming no changes in collateral values or a 1% annual reduction in the aforementioned projected future changes of collateral values is presented below for the year ended December 31, 1998 (dollars in thousands):


                                                                   1994 Pool                       1993 Pool
                                                         -------------------------------     ------------------------------
                                                                            1% annual                           1% annual
                                                                            reduction                           reduction
                                                          No future     in the projected     No future in     the projected
                                                          changes in     future changes       changes in      future changes
                                                           collateral     in collateral       collateral      in collateral
                                                             values          values             values            values
                                                          -----------   ----------------     ------------     --------------
Effective yield................................             25.70%          27.19%               5.26%            6.27%
Effect on income of reverse mortgages..........           $(1,442)         $ (653)           $ (2,544)        $ (1,028)


         The cumulative catch-up adjustments included in the above decreases in income are $924,000 and $415,000, respectively, at January 1, 1998 for the 1994 Pool. The cumulative catch-up adjustments included in the above decreases in income are $2,076,000 and $834,000, respectively, at January 1, 1998 for the 1993 Pool.

17. SEGMENT INFORMATION

         In December 1998, the Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement, which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, geographic areas in which the entity earns revenues and holds assets, and major customers.

         Under the definition of SFAS No. 131, the Corporation has two operating segments: Wilmington Savings Fund Society, FSB (Bank) and WSFS Credit Corporation, (WCC). The Bank segment provides financial products through its branch network to consumer and commercial customers. The WSFS Credit Corporation segment provides auto loans and leases indirectly through unrelated auto dealerships within the Mid-Atlantic region.

         WSFS's reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers.

         The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the years ended December 31, 1998, 1997, and 1996 follow (in thousands):


For the year ended December 31, 1998 (in thousands):

                                                                                   Bank           WCC          Total
                                                                                   ----           ---          -----
External customer revenues:
    Interest income....................................................        $  105,833     $    2,399     $  108,232
    Other income ......................................................            11,243         13,450(1)      24,693
                                                                               ----------     ----------     ----------
Total external customer revenues ......................................           117,076         15,849        132,925
                                                                               ----------     ----------     ----------

Intersegment revenues:
    Interest income....................................................            11,339(2)           -         11,339
    Other income ......................................................                20              7             27
                                                                               ----------     ----------     ----------
Total intersegment revenues ...........................................            11,359              7         11,366
                                                                               ----------     ----------     ----------

Total revenue..........................................................           128,435         15,856        144,291
                                                                                  -------    -----------        -------

External customer expenses:
    Interest expense ..................................................            71,114              -         71,114
    Other expenses.....................................................            33,118          2,556         35,674
    Other depreciation and amortization................................             1,768             81          1,849
                                                                               ----------     ----------     ----------
Total external customer expenses ......................................           106,000          2,637        108,637
                                                                               ----------     ----------     ----------

Intersegment expense:
    Interest expense...................................................                 -         11,339(2)      11,339
    Other expenses.....................................................                 7             20             27
                                                                               ----------     ----------     ----------
Total intersegment expenses ...........................................                 7         11,359         11,366
                                                                               ----------     ----------     ----------

Total expenses ........................................................           106,007         13,996        120,003
                                                                               ----------     ----------     ----------

Income before taxes and extraordinary item.............................            22,428          1,860         24,288

Provision for income taxes ............................................                                           6,315
Loss on extinquishment of debt, net
  of tax ..............................................................                                           1,461
                                                                                                             ----------
Consolidated net income ...............................................                                      $   16,512
                                                                                                             ==========

Segment assets.........................................................         1,622,848        226,305     $1,849,153
Elimination intersegment receivables...................................                                        (213,443)
                                                                                                             ----------
Consolidated assets....................................................                                      $1,635,710
                                                                                                             ==========

Capital expenditures...................................................        $    4,744      $      24     $    4,768

For the year ended December 31, 1997 (in thousands):

                                                                                  Bank           WCC            Total
                                                                                  ----           ---            -----
External customer revenues:
    Interest income....................................................        $  107,265     $    2,670     $  109,935
    Other income ......................................................             8,788         10,828(1)      19,616
                                                                               ----------     ----------     ----------
Total external customer revenues ......................................           116,053         13,498        129,551

Intersegment revenues:
    Interest income....................................................             9,066(2)           -          9,066
    Other income .....................................................                 20              9             29
                                                                               ----------     ----------     ----------
Total intersegment revenues ...........................................             9,086              9          9,095
                                                                               ----------     ----------     ----------

Total revenue..........................................................           125,139         13,507        138,646
                                                                               ----------     ----------     ----------

External customer expenses:
    Interest expense ..................................................            69,817              -         69,817
    Other expenses....................................................             33,349          1,978         35,327
    Other depreciation and amortization ...............................             1,335            107          1,442
                                                                               ----------     ----------     ----------
Total external customer expenses ......................................           104,501          2,085        106,586
                                                                               ----------     ----------     ----------

Intersegment expenses:
    Interest expense...................................................                 -          9,066(2)       9,066
    Other expenses ....................................................                 9             20             29
                                                                               ----------     ----------     ----------
Total intersegment expenses ...........................................                 9          9,086          9,095
                                                                               ----------     ----------     ----------

Total expenses.........................................................           104,510         11,171        115,681
                                                                               ----------     ----------     ----------

Income before taxes and extraordinary item ............................            20,629          2,336         22,965

Provision for income taxes ............................................                                           6,576
Loss on extinquishment of debt, net
  of tax ..............................................................                                               -
                                                                                                             ----------
Consolidated net income ...............................................                                      $   16,389
                                                                                                             ==========

Segment assets.........................................................         1,502,732        203,522     $1,706,254
Elimination intersegment receivables...................................                                        (191,037)
                                                                                                             ----------
Consolidated assets....................................................                                      $1,515,217
                                                                                                             ==========

Capital expenditures...................................................        $    4,424      $      23     $    4,447

                                                        (continued on next page)

For the year ended December 31, 1996 (in thousands):

External customer revenues:
    Interest income....................................................        $   96,266     $    4,957      $ 101,223
    Other income ......................................................             6,558          4,635(1)      11,193
                                                                               ----------     ----------     ----------
Total external customer revenues ......................................           102,824          9,592        112,416
                                                                               ----------     ----------     ----------

Intersegment revenues:
    Interest income....................................................             5,727(2)           -          5,727
    Other income ......................................................                22              -             22
 ......................................................................        ----------     ----------     ----------
Total intersegment revenues ...........................................             5,749              -          5,749
                                                                               ----------     ----------     ----------

Total revenue..........................................................           108,573          9,592        118,165
                                                                               ----------     ----------     ----------

External customer expenses:
    Interest expense...................................................            58,862              -         58,862
    Other expenses ....................................................            30,983          1,783         32,766
    Other depreciation and amortization ...............................             1,198             68          1,266
                                                                               ----------     ----------     ----------
Total external customer expenses ......................................            91,043          1,851         92,894
                                                                               ----------     ----------     ----------

Intersegment expenses:
    Interest expense...................................................                 -          5,727(2)       5,727
    Other expenses ....................................................                 -             22             22
                                                                               ----------     ----------     ----------
Total intersegment expenses ...........................................                 -          5,749          5,749
                                                                               ----------     ----------     ----------

Total expenses ........................................................            91,043          7,600         98,643
                                                                               ----------     ----------     ----------

Income before taxes and extraordinary item ............................            17,530          1,992         19,522

Provision for income taxes ............................................                                           3,166
Loss on extinquishment of debt, net
  of tax ..............................................................                                               -
                                                                                                             ----------
Consolidated net income ...............................................                                      $   16,356
                                                                                                             ==========

Segment assets ........................................................         1,346,224        129,915     $1,476,139
Elimination intersegment receivables ..................................                                        (118,504)
                                                                                                             ----------
Consolidated assets ...................................................                                      $1,357,635
                                                                                                             ==========

Capital expenditures...................................................        $      819       $     15     $      834

(1) Operating lease income net of depreciation and loss provisions.
(2) Intersegment interest based on the Corporation's weighted average wholesale borrowing cost which was 5.96%, 6.06%, and 6.22% for the years ended December 31, 1998, 1997 and 1996, respectively.

18. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition


                                                                                                       December 31,
                                                                                                  ---------------------
                                                                                                    1998        1997
                                                                                                    ----        ----
                                                                                                      (In Thousands)
Assets:
     Cash ..............................................................................           $ 15,225   $   7,915
     Investment in the Bank ............................................................            116,144     108,440
     Investment in Interest Rate Cap ...................................................              2,370           -
     Investment in Capital Trust........................................................              1,547           -
     Other assets.......................................................................              2,201       1,141
                                                                                                   --------    --------
                                                                                                   $137,487    $117,496
                                                                                                   ========    ========

Liabilities and stockholders' equity:
     Borrowings.........................................................................           $ 50,000   $  29,100
Interest payable........................................................................                495       1,601
     Other liabilities..................................................................              1,240          36
                                                                                                   --------    --------
     Total liabilities..................................................................             51,735      30,737
                                                                                                   --------    --------

Stockholders' equity:
     Common stock ......................................................................                147         146
     Capital in excess of par value ....................................................             57,696      57,469
     Comprehensive income...............................................................               236          379
     Retained earnings .................................................................             64,657      49,252
     Treasury stock ....................................................................            (36,984)    (20,487)
                                                                                                   --------    --------

     Total stockholders' equity ........................................................             85,752      86,759
                                                                                                   --------    --------
                                                                                                   $137,487    $117,496
                                                                                                   ========    ========

Condensed Statement of Operations

                                                                                                Year Ended December 31,
                                                                                          --------------------------------
                                                                                            1998         1997        1996
                                                                                            ----         ----        ----
                                                                                                    (In Thousands)
Income:
     Interest income ...........................................................           $   850     $   524     $   659
     Other income...............................................................                91          62          23
                                                                                           -------     -------     -------
                                                                                               941         586         682
                                                                                           -------     -------     -------
Expenses:
     Interest expense...........................................................             3,748       3,201       3,333
     Other operating expenses...................................................              (934)       (801)       (856)
                                                                                           -------     -------     -------
                                                                                             2,814       2,400       2,477
                                                                                           -------     -------     -------

Loss before equity in undistributed income of the Bank and extraordinary item...            (1,873)     (1,814)     (1,795)
Equity in undistributed income of the Bank .....................................            19,846      18,203      18,151
                                                                                           -------     -------     -------
Income before extraordinary item................................................            17,973      16,389      16,356
Loss on extinguishment of debt, net of taxes ...................................             1,461           -           -
                                                                                           -------     -------     -------
Net income .....................................................................           $16,512     $16,389    $ 16,356
                                                                                           =======     =======    ========

                                      -83-

Condensed Statement of Cash Flows

                                                                                              Year Ended December 31,
                                                                                         ---------------------------------
                                                                                             1998        1997      1996
                                                                                             ----        ----      ----
                                                                                                     (In Thousands)
Operating activities:
     Net income ................................................................          $ 16,512    $ 16,389    $ 16,356
Adjustments to reconcile net income to net
   cash used for operating activities:
     Equity in undistributed income of the Bank ................................           (19,846)    (18,203)    (18,151)
     Amortization ..............................................................               135         115         114

     Loss on extinguishment of debt.............................................             2,248           -           -
     Increase (decrease) in liabilities ........................................                98           4         (43)

     Decrease (increase) in other assets........................................              (600)        721        (923)
                                                                                           -------     -------     -------
Net cash used for operating activities .........................................            (1,453)       (974)     (2,647)
                                                                                           -------     -------     -------

Investing activities:
     Decrease in investment in Bank.............................................            12,000       7,972      16,168
     Investment in Interest Rate Cap ...........................................            (2,390)          -           -
     Investment in Capital Trust ...............................................            (1,547)          -           -
                                                                                           -------     -------     -------
Net cash provided by investing activities.......................................             8,063       7,972      16,168
                                                                                           -------     -------     -------
Financing activities:
     Issuance of common stock ..................................................               228         180         154
     Proceeds from issuance of Trust Preferred Securities, net of costs.........            48,624           -           -
     Extinguishment of senior notes.............................................           (30,548)          -        (750)
     Dividends paid on common stock ............................................            (1,107)          -           -
     Treasury stock, net .......................................................           (16,497)     (5,811)    (14,676)
                                                                                           -------     -------     -------
Net cash provided by (used for) financing activities ...........................               700      (5,631)    (15,272)
                                                                                           -------     -------     -------
Increase (decrease) in cash ....................................................             7,310       1,367      (1,751)
Cash at beginning of period ....................................................             7,915       6,548       8,299
                                                                                           -------     -------     -------
Cash at end of period ..........................................................           $15,225     $ 7,915     $ 6,548
                                                                                           =======     =======     =======

                                      -84-

QUARTERLY FINANCIAL SUMMARY (Unaudited)

                                                                     Three Months Ended
                                -----------------------------------------------------------------------------------------
                                12/31/98     9/30/98     6/30/98    3/31/98     12/31/97    9/30/97    6/30/97    3/31/97
                                --------     -------     -------    -------     --------    -------    -------    -------
                                                            (In Thousands, Except Per Share Data)
Interest income............     $ 26,915    $ 27,314    $ 26,941    $27,062      $27,292    $27,942    $28,008    $26,693
Interest expense...........       18,040      18,213      17,541     17,320       17,719     17,841     17,707     16,550
                                --------    --------    --------    -------      -------    -------    -------    -------

Net interest income .......        8,875       9,101       9,400      9,742        9,573     10,101     10,301     10,143
Provision for loan losses .....      142         189         172        577          460        400        364        309
                                --------    --------    --------    -------      -------    -------    -------    -------

Net interest income after
   provision for loan losses       8,733       8,912       9,228      9,165        9,113      9,701      9,937      9,834
Other income ..............        6,432       6,401       5,863      5,997        5,745      5,050      4,624      4,197
Other expenses.............        9,114       9,085       9,070      9,174        9,605      8,738      8,759      8,134
                                --------    --------    --------    -------      -------    -------    -------    -------
Income before taxes .......        6,051       6,228       6,021      5,988        5,253      6,013      5,802      5,897
Income tax provision ......        1,574       1,619       1,565      1,557        1,381      1,733      1,633      1,829
                                --------    --------    --------    -------      -------    -------    -------    -------
Income before extraordinary
   item....................        4,477       4,609       4,456      4,431        3,872      4,280      4,169      4,068
Loss on extinguishment of
   debt, net of tax........        1,461           -           -          -            -          -          -          -
                                --------    --------    --------    -------      -------    -------    -------    -------
Net income ................      $ 3,016     $ 4,609     $ 4,456    $ 4,431      $ 3,872    $ 4,280    $ 4,169    $ 4,068
                                 =======     =======     =======    =======      =======    =======    =======    =======
Earnings per share:
Basic:
  Income before extraordinary
   item ...................      $   .37     $   .37    $    .36   $    .36      $   .31    $   .34    $   .33    $   .32
  Loss on extinguishment of
   debt....................         (.12)          -           -          -            -          -          -          -
                                 -------    --------    --------    -------     --------    -------    -------    -------
  Net income...............      $   .25    $    .37    $    .36    $   .36      $   .31    $   .34    $   .33    $   .32
                                 =======    ========    ========    =======     ========    =======    =======    =======
Diluted:
  Income before extraordinary
   item ...................      $   .37    $    .37    $    .35   $    .35      $   .31    $   .34    $   .33    $   .32
  Loss on extinguishment of
   debt....................         (.12)          -           -         -            -          -          -          -
                                 -------    --------    --------    -------      -------    -------    -------    -------
  Net income...............      $   .25    $    .37    $    .35    $   .35      $   .31    $   .34    $   .33    $   .32
                                 =======    ========    ========    =======      =======    =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ----------------------------------------------------------------

   Not applicable.

                                    PART III
                                    --------


   Items 10 through 13 are incorporated by the following references from the indicated pages of the Proxy Statement for the 1999 Annual Meeting of
Stockholders:


                                                                        Page
                                                                        ----

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT                                                         4-9
------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION                                        10-17
--------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT                                                2,6,7,18
---------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   17
--------------------------------------------------------

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

Financial statement schedules are not required under the related instructions of the Securities and Exchange Commission or are inapplicable and, therefore, have been omitted.

The following exhibits are incorporated by reference herein or annexed to this Annual Report:


Exhibit
Number                            Description of Document
------                            -----------------------
3.1                Registrant's  Certificate of Incorporation,  as amended is incorporated  herein by  reference  to Exhibit 3.1 of the  Registrant's  Annual  Report on Form 10-K
                   for the year ended December 31, 1994.

3.2                Bylaws of WSFS Financial Corporation are incorporated herein by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1 (File
                   No. 33-45762) filed with the Commission on February 24, 1992.

4.1                Amended and Restated Trust Agreement of WSFS Capital I, incorporated herein by reference from Form 8-K/A filed with the Securities and Exchange
                   Commission on November 20, 1998.

4.2                Officers Certificate and Company Order for Floating Rate Junior
                   Subordinated Debentures due December 1, 2028, incorporated herein by reference from Form 8-K/A filed with the Securities and Exchange
                   Commission on November 20, 1998.

4.3                Trust Preferred Securities Guarantee Agreement, incorporated herein by reference from Form 8-K/A filed with the Securities and Exchange
                   Commission on November 20, 1998.

4.4                Form of Trust Preferred Security (included in Exhibit 4.1), incorporated herein by reference from Form 8-K/A, filed with the Securities and Exchange
                   Commission on November 20, 1998.

4.5                Form of Floating Rate Junior Subordinated Debentures due December 1,
                   2028, incorporated herein by reference from Form 8-K/A filed with the
                   Securities and Exchange Commission on November 20, 1998.

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

10.3               WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary
                   Plan Description is incorporated herein by reference to Exhibit 10.7 of the
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.4               Employment Agreement dated September 20, 1996 by and between Wilmington Savings
                   Fund Society, Federal Savings Bank and Thomas E. Stevenson is incorporated herein by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the year ended
                   December 31, 1996

10.5               Employment Agreement dated November 8, 1996 by and between Wilmington Savings fund Society, Federal Savings Bank and Joseph M. Murphy is incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended
                   December 31, 1996.

10.6               Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is
                   incorporated herein by reference to the Registrant's Registration Statement on
                   Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.

10.7               Employment Agreement dated May 6, 1997 by and between Wilmington Savings Fund
                   Society, Federal Savings Bank and Karl L. Johnston is incorporated herein by reference to exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the
                   year ended December 31, 1997.

10.8               Amendment and Extension to the Employment Agreement between WSFS Financial
                   Corporation and Wilmington Savings Fund Society, Federal Savings Bank and Marvin
                   N. Schoenhals dated April 24, 1997 is incorporated herein by reference to exhibit
                   10.9 of the Registrant's Annual Report of Form 10K for the year ended December
                   1997.


21  Attachment A   Subsidiaries of Registrant.

23  Attachment B   Consent of KPMG LLP.

27  Attachment C   Financial Data Schedule

                                      -88-

(b) The following reports on Form 8K were filed during the fourth quarter 1998:

        November 5, 1998, the registrant filed a Form 8-K reporting under Item 5, Other Events, the press release announcing third quarter earnings.

        November 20, 1999, the registrant filed a Form 8-K and 8-K/A reporting information under the following items:

                  Under Item 5. The Registrant reported that on November 20,
              1998, the Registrant's wholly-owned subsidiary, WSFS Capital Trust I issued $50,000,000 aggregate liquidation amount of Floating Rate Cumulative Trust Preferred Securities at a public offering price of $1,000 per Trust Preferred Security.

              Under Item 7. the Registrant included the following exhibits:

                  Underwriting Agreement dated November 17, 1998, between
              Sandler O'Neill & Partners, L.P. and WSFS Financial Corporation and Wilmington Savings Fund Society, Federal Savings Bank Amended and Restated Trust Agreement of WSFS Capital I

                  Officers Certificate and Company Order for Floating Rate
              Junior Subordinated Debentures due December 1, 2028

                  Trust Preferred Securities Guarantee Agreement

                  Form of Trust Preferred Security

                  Form of Floating Rate Junior Subordinated Debentures due
              December 1, 2028

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WSFS FINANCIAL CORPORATION


Date: March 25, 1999          BY: /s/  MARVIN N.SCHOENHALS
                                  ---------------------------------
                                         Marvin N. Schoenhals
                                         Chairman, President and
                                         Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 25, 1999                               BY:  /s/ MARVIN N. SCHOENHALS
                                                          ---------------------------------
                                                              Marvin N. Schoenhals
                                                              Chairman, President and
                                                              Chief Executive Officer


Date:   March 25, 1999                               BY:  /s/ CHARLES G. CHELEDEN
                                                          ---------------------------------
                                                              Charles G. Cheleden
                                                              Vice Chairman and Director


Date:   March 25, 1999                               BY:  /s/ DAVID E. HOLLOWELL
                                                          ---------------------------------
                                                              David E. Hollowell
                                                              Director


Date:   March 25, 1999                               BY:  /s/ JOSEPH R. JULIAN
                                                          ---------------------------------
                                                              Joseph R. Julian
                                                              Director


Date:   March 25, 1999                               BY:  /s/ THOMAS P. PRESTON
                                                          ---------------------------------
                                                              Thomas P. Preston
                                                              Director


Date:   March 25, 1999                               BY:  /s/ JOHN F. DOWNEY
                                                          ---------------------------------
                                                              John F. Downey
                                                              Director

Date:   March 25, 1999                               BY:  /s/ CLAIBOURNE D. SMITH
                                                          ----------------------------------
                                                            Claibourne D. Smith
                                                            Director

Date:   March 25, 1999                               BY:  /s/ R. TED WESCHLER
                                                          ---------------------------------
                                                              R. Ted Weschler
                                                              Director


Date:   March 25, 1999                               BY:  /s/ DALE E. WOLF
                                                          ----------------------------------
                                                              Dale E. Wolf
                                                              Director


Date:   March 25, 1999                               BY:  /s/ EUGENE W. WEAVER
                                                          ----------------------------------
                                                              Eugene W. Weaver
                                                              Director


Date:   March 25, 1999                               BY:  /s/ MARK A. TURNER
                                                          ----------------------------------
                                                              Mark A. Turner
                                                              Senior Vice President and
                                                              Chief Financial Officer


Date:   March 25, 1999                               BY:  /s/ ROBERT A. KUEHL
                                                          -----------------------------------
                                                              Robert A. Kuehl
                                                              Managing Vice President and Controller

                                  ATTACHMENT A

                           SUBSIDIARIES OF REGISTRANT