Form 10-Q
period 1999-03-31
WSFS FINANCIAL CORP
filed 1999-05-13
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999
                               -------------------------------------------------

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 22-2866913
----------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


 838 Market Street, Wilmington, Delaware                      19899
------------------------------------------         -----------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1999:

Common Stock, par value $.01 per share                     11,255,568
--------------------------------------                --------------------
         (Title of Class)                             (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                                           Page
                                                                                                           ----
Item 1.    Financial Statements
           --------------------

           Consolidated Statement of Operations for the Three Months
           Ended March 31, 1999 and 1998 (Unaudited)..........................................                3

           Consolidated Statement of Condition as of March 31, 1999
           (Unaudited) and December 31, 1998..................................................                4

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 1999 and 1998 (Unaudited)................................................                5

           Notes to the Consolidated Financial Statements for the Three
           Months Ended March 31, 1999  and 1998 (Unaudited)..................................                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................                7
           -------------------------

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ........................               16
           -----------------------------------------------------------


                           PART II. Other Information



Item 4.    Submission of Matters to a Vote of Security Holders................................               17
           ---------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K...................................................               17
           --------------------------------

Signatures ...................................................................................               18


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                               Three Months Ended March 31,
                                                                                            ----------------------------------
                                                                                              1999                      1998
                                                                                            --------                   -------
                                                                                                     (Unaudited)
                                                                                     (Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans......................................................            $ 16,327                $   17,546
Interest on mortgage-backed securities..........................................               8,012                     5,884
Interest and dividends on investment securities ................................                 578                     1,066
Other interest income ..........................................................               2,272                     2,566
                                                                                            --------                ----------
                                                                                              27,189                    27,062
                                                                                            --------                ----------
Interest expense:
Interest on deposits ...........................................................               8,038                     7,829
Interest on Federal Home Loan Bank advances ....................................               6,499                     5,649
Interest on federal funds purchased and securities sold
  under agreements to repurchase................................................               2,112                     2,935
Interest on senior notes and trust preferred borrowings.........................                 987                       829
Interest on other borrowed funds................................................                  94                        78
                                                                                            --------                ----------
                                                                                              17,730                    17,320

Net interest income ............................................................               9,459                     9,742
Provision for loan losses ......................................................                 263                       577
                                                                                            --------                ----------

Net interest income after provision for loan losses ............................               9,196                     9,165
                                                                                            --------                ----------

Other income:
Loan and lease servicing fees ..................................................                 833                       894
Rental income on operating leases, net .........................................               3,372                     2,880
Deposit service charges ........................................................               1,211                       984
Credit/debit card and ATM income................................................                 679                       538
Securities gains ...............................................................                   1                        39
Other income ...................................................................                 475                       662
                                                                                            --------                ----------
                                                                                               6,571                     5,997
                                                                                            --------                ----------
Other expenses:
Salaries, benefits and other compensation ......................................               4,582                     4,243
Equipment expense...............................................................                 710                       428
Data processing and operations expense .........................................               1,335                     1,261
Occupancy expense...............................................................                 789                       730
Marketing expense...............................................................                 333                       272
Professional fees...............................................................                 353                       415
Net costs of assets acquired through foreclosure ...............................                  25                       307
Other operating expense ........................................................               1,706                     1,518
                                                                                            --------                ----------
                                                                                               9,833                     9,174
                                                                                            --------                ----------

Income before taxes ............................................................               5,934                     5,988
Income tax provision ...........................................................               1,543                     1,557
                                                                                            --------                ----------

Net income .....................................................................            $  4,391                $    4,431
                                                                                            ========                ==========

Earnings per share:
     Basic......................................................................            $    .38                $      .36
     Diluted....................................................................                 .38                       .35

Other comprehensive income, net of tax:
    Net income .................................................................            $   4,391               $    4,431
    Net unrealized holding losses on securities
       available-for-sale arising during the period ............................                (508)                    (144)
    Less:  reclassification adjustment for gains
       included in net income...................................................                   1                        39
                                                                                            --------                ----------

Comprehensive income ...........................................................            $  3,882                $    4,248
                                                                                            ========                ==========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                             March 31,             December 31,
                                                                                               1999                    1998
                                                                                             ---------             ------------
                                                                                            (Unaudited)
                                                                                                  (Dollars in thousands)
Assets

Cash and due from banks.........................................................             $   50,274             $   55,848
Federal funds sold and securities purchased under agreements to resell..........                 28,900                 20,900
Interest-bearing deposits in other banks .......................................                  3,138                  7,518
Investment securities held-to-maturity .........................................                  6,670                  7,642
Investment securities available-for-sale .......................................                 30,078                 30,219
Mortgage-backed securities held-to-maturity ....................................                299,149                265,858
Mortgage-backed securities available-for-sale ..................................                222,096                193,226
Investment in reverse mortgages, net ...........................................                 31,495                 31,293
Loans held-for-sale ............................................................                  2,375                  3,084
Loans, net allowance for loan losses of $23,540 at March 31, 1999
   and $23,689 at December 31, 1998 ............................................                749,313                760,584
Vehicles under operating leases, net ...........................................                212,449                199,967
Stock in Federal Home Loan Bank of Pittsburgh, at cost..........................                 26,250                 23,000
Assets acquired through foreclosure ............................................                  1,136                  2,993
Premises and equipment .........................................................                 12,652                 11,919
Accrued interest and other assets ..............................................                 22,514                 21,659
                                                                                             ----------             ----------

Total assets....................................................................             $1,698,489             $1,635,710
                                                                                             ==========             ==========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
   Noninterest-bearing demand...................................................             $  108,490             $  108,418
   Money market and interest-bearing demand.....................................                 72,409                 68,208
   Savings......................................................................                229,280                218,334
   Time.........................................................................                316,069                333,419
                                                                                             ----------             ----------
      Total retail deposits.....................................................                726,248                728,379
   Jumbo certificates of deposit................................................                 74,368                 65,453
   Brokered certificates of deposit.............................................                114,374                 64,468
                                                                                             ----------             ----------
      Total deposits............................................................                914,990                858,300

Federal funds purchased and securities sold under agreements to repurchase .....                135,000                153,505
Federal Home Loan Bank advances ................................................                475,000                460,000
Senior notes and trust preferred borrowings.....................................                 50,000                 50,000
Other borrowed funds............................................................                  8,853                  8,904
Accrued expenses and other liabilities .........................................                 26,880                 19,249
                                                                                             ----------             ----------
Total liabilities ..............................................................              1,610,723              1,549,958
                                                                                             ----------             ----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none issued and
    outstanding.................................................................                      -                      -
Common stock $.01 par value, 20,000,000 shares authorized; issued 14,727,557 at
    March 31, 1999 and 14,695,688 at December 31, 1998..........................                    147                    147
Capital in excess of par........................................................                 57,797                 57,696
Accumulated other comprehensive income..........................................                   (273)                   236
Retained earnings ..............................................................                 68,702                 64,657
Treasury stock at cost, 3,288,269  shares at March 31, 1999 and 3,192,769 at
    December 31, 1998...........................................................                (38,607)               (36,984)
                                                                                             ----------             ----------
Total stockholders' equity .....................................................                 87,766                 85,752
                                                                                             ----------             ----------

Total liabilities and stockholders' equity .....................................             $1,698,489             $1,635,710
                                                                                             ==========             ==========



The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                             1999                  1998
                                                                                            --------               ----
                                                                                                        (Unaudited)
                                                                                                  (Dollars in thousands)
Operating activities:
    Net income .............................................................              $  4,391               $   4,431
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan, lease and residual value losses ..................                   767                     743
      Depreciation, accretion and amortization .............................                   572                      40
      Decrease (increase) in accrued interest receivable and other assets...                (1,081)                  1,017
      Origination of loans held-for-sale....................................               (10,496)                (12,304)
      Proceeds from sales of loans held-for-sale............................                11,209                  10,557
      Increase in accrued interest payable and other liabilities............                 7,576                   4,308
      Increase in reverse mortgage capitalized interest, net ...............                (1,491)                 (1,506)
      Other, net ...........................................................                    78                    (261)
                                                                                          --------               ---------
 Net cash provided by operating activities..................................              $ 11,525               $   7,025
                                                                                          --------               ---------

Investing activities:
    Net decrease in interest-bearing deposits in other banks ...............                 4,380                   8,091
    Maturities of investment securities ....................................                 1,003                  26,766
    Sales of investment securities available-for-sale ......................                     -                  20,059
    Purchases of investment securities held-to-maturity ....................                     -                 (10,000)
    Repayments of mortgage-backed securities held-to-maturity ..............                41,471                  33,745
    Repayments of mortgage-backed securities available-for-sale ............                19,866                   7,078
    Purchases of mortgage-backed securities held-to-maturity................               (74,786)                (44,956)
    Purchases of mortgage-backed securities available-for-sale..............               (49,385)                (54,285)
    Repayments of reverse mortgages ........................................                 3,644                   3,944
    Disbursements for reverse mortgages ....................................                (2,310)                 (2,559)
    Sales of loans..........................................................                     -                  11,483
    Purchase of loans ......................................................                (3,245)                 (2,059)
    Net decrease in loans ..................................................                14,040                  24,936
    Net increase in operating leases........................................               (16,195)                 (1,828)
    Net increase in stock of Federal Home Loan Bank of Pittsburgh ..........                (3,250)                   (248)
    Sales of assets acquired through foreclosure, net.......................                 5,853                   3,285
    Premises and equipment, net.............................................                (1,300)                   (921)
                                                                                          --------               ---------
    Net cash provided by (used for ) for investing activities...............               (60,214)                 22,531
                                                                                          --------               ---------

Financing activities:
    Net increase in demand and savings deposits  ...........................                15,168                  11,165
    Net increase (decrease) in time deposits ...............................                41,394                  (4,827)
    Receipts from FHLB borrowings ..........................................                65,000                 469,000
    Repayments of FHLB borrowings...........................................               (50,000)               (459,000)
    Receipts from reverse repurchase agreements ............................                17,270                  69,837
    Repayments of reverse repurchase agreements ............................               (35,775)                (75,606)
    Dividends paid on common stock..........................................                  (346)                      -
    Issuance of common stock ...............................................                    27                       -
    Purchase treasury stock ................................................                (1,623)                      -
                                                                                          --------               ---------
Net cash provided by financing activities...................................                51,115                  10,569
                                                                                          --------               ---------

Increase in cash and cash equivalents ......................................                 2,426                  40,125
Cash and cash equivalents at beginning of period ...........................                76,748                  52,746
                                                                                          --------               ---------
Cash and cash equivalents at end of period .................................              $ 79,174               $  92,871
                                                                                          ========               =========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the year .....................................              $ 15,136               $  14,680
Cash paid (refunded) for income taxes.......................................                   437                    (738)
Loans and leases transferred to assets acquired through foreclosure ........                 3,382                   2,228
Net change in unrealized gains (losses) on securities available-for-sale, net of tax          (509)                   (183)

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

    WSFS Financial Corporation (the Corporation) is a thrift holding company headquartered in the state of Delaware. The Corporation has two wholly-owned subsidiaries, Wilmington Savings Fund Society, FSB, (the Bank or WSFS) a thrift conducting business in the Mid-Atlantic region and WSFS Capital Trust I, a company formed to issue Trust preferred securities to be invested in junior subordinated debt of the Corporation. The consolidated financial statements include the accounts of the parent company, WSFS Capital Trust I, the Bank and its wholly-owned subsidiaries, WSFS Credit Corporation (WCC), Community Credit Corporation (CCC), 838 Investment Group, Inc. and Star States Development Company, (SSDC).

    The consolidated statement of condition as of March 31, 1999, the consolidated statement of operations for the three months ended March 31, 1999 and 1998 and the consolidated statement of cash flows for the three months ended March 31, 1999 and 1998 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the March 31, 1999 presentation. The results of operations for the three month period ending March 31, 1999 are not necessarily indicative of the expected results for the full year ending December 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1998 Annual Report.

2.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                            1999                    1998
                                                                                            ----                    ----
Numerator:
    Net income..............................................................              $  4,391                $  4,431
                                                                                          ========                ========

Denominator:
    Denominator for basic earnings per share - weighted average shares .....                11,467                  12,463

    Effect of dilutive securities:
      Employee stock options ...............................................                    97                     204
                                                                                          --------                --------

    Denominator for diluted earnings per share - adjusted weighted average
      shares and assumed exercise of stock options..........................                11,564                  12,667
                                                                                          ========                ========

Basic earnings per share ...................................................              $    .38                $    .36
                                                                                          ========                ========

Diluted earnings per share .................................................              $    .38                $    .35
                                                                                          ========                ========

                           WSFS FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



GENERAL

      WSFS Financial Corporation (the Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the Bank or WSFS). The long-term goal of the Corporation is to be a high-performing, customer-centered financial services company focused on its core, banking business in Delaware, while developing unique, profitable niches in complementary businesses which may operate outside the Bank's geographical footprint.

        Founded in 1832, WSFS is one of the oldest financial institutions in the country. It has operated under the same name and charter serving the residents of Delaware for over 167 years. WSFS is the largest thrift institution headquartered in Delaware and is the fourth largest financial institution in the state on the basis of deposits traditionally garnered in-market. The Corporation's market area is the Mid-Atlantic region of the United States, characterized by a diversified manufacturing and service economy.

        The Bank provides cash management services as well as residential real estate, and commercial and consumer lending services, funding these credit activities by attracting retail deposits and borrowings. Deposits are insured by the Federal Deposit Insurance Corporation. WSFS also has the largest off-premise ATM network in the state of Delaware.

      Other operating subsidiaries of the Bank include WSFS Credit Corporation, engaged primarily in motor vehicle leasing; 838 Investment Group, Inc., which markets insurance products and securities; and Community Credit Corporation, a consumer finance company specializing in consumer loans secured by first and second mortgages.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets increased $62.8 million during the first three months of 1999. Asset growth included increases of $62.2 million in mortgage-backed securities and $12.5 million in vehicles under operating leases. The increase in mortgage-backed securities reflect the purchase of $124.2 million in collateralized mortgage obligations, offset in part by principal repayments. Asset growth was partially offset by a decrease of $11.3 million in net loans. This decline reflects a $22.3 million decrease in commercial mortgages partially offset by a $10.1 million increase in residential mortgages.

    Total liabilities increased $60.8 million between December 31, 1998 and March 31, 1999. During the first quarter, total deposits grew by $56.7 million, the result of the influx of jumbo certificates of deposit and the acquisition of $49.9 million in brokered deposits. Interest credited to deposits totaled $4.4 million for a net deposit growth of $52.3 million.

    Capital Resources

    Stockholders' equity increased $2.0 million between December 31, 1998 and March 31, 1999. This increase reflects net income of $4.4 million for the quarter partially offset by a $508,000 increase in net unrealized holding losses on securities available-for-sale. In addition, treasury stock increased $1.6 million as a result of the purchase of 100,000 treasury shares, less the re-issuance of 4,500 shares of treasury stock to the Board of Directors as part of their annual retainer. At March 31, 1999, the Corporation held in its treasury 3,288,269 shares of its common stock at a cost of $38.6 million.

    A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of March 31, 1999 (dollars in thousands):

                                                                                                  To be Well-capitalized
                                               Consolidated                   For Capital         Under Prompt Corrective
                                               Bank Capital                 Adequacy Purposes        Action Provisions
                                          -----------------------      ------------------------   ------------------------
                                           Amount      Percentage       Amount       Percentage    Assets       Percentage
                                           ------      ----------       ------       ----------    ------       ----------
Total Capital
  (to Risk-Weighted Assets).........      $128,372        12.20%       $84,166          8.00%     $105,207        10.00%
Core Capital (to Adjusted
  Tangible Assets) .................       120,762         7.12         67,848          4.00        84,810         5.00
Tangible Capital (to Tangible
  Assets) ..........................       120,446         7.10         25,438          1.50           N/A          N/A
Tier 1 Capital (to Risk-Weighted
  Assets) ..........................       120,762        11.48            N/A           N/A        63,124         6.00

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At March 31, 1999 the Bank is classified as a "well-capitalized" institution and is in compliance with all regulatory capital requirements. Management anticipates that the Bank will continue to be classified as well-capitalized.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At March 31, 1999, the Bank's liquidity ratio was 7.1% compared to 10.6% at December 31, 1998. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                           March 31,              December 31,
                                                                             1999                     1998
                                                                           ---------              ------------
Nonaccruing loans:
     Commercial ..............................................            $    2,384             $     2,182
     Consumer ................................................                   466                     381
     Commercial mortgages ....................................                 2,268                   2,383
     Residential mortgages ...................................                 3,449                   3,068
     Construction ............................................                     -                       -
                                                                          ----------             -----------

Total nonaccruing loans ......................................                 8,567                   8,014
Nonperforming investments in real estate .....................                    76                      76
Assets acquired through foreclosure ..........................                 1,136                   2,993
                                                                          ----------             -----------

Total nonperforming assets ...................................            $    9,779             $    11,083
                                                                          ==========             ===========

Restructured loans ...........................................            $        -             $         -
                                                                          ==========             ===========

Past due loans:
     Residential mortgages ...................................            $       78             $       247
     Commercial and commercial mortgages .....................                 2,255                   2,654
     Consumer ................................................                   102                      86
                                                                          ----------             -----------

Total past due loans .........................................            $    2,435             $     2,987
                                                                          ==========             ===========

Ratios:
     Nonperforming loans/leases to total
        loans/leases (1) .....................................                   .87%                    .81%
     Allowance for loan/lease losses to total gross
        Loans/leases (1)......................................                  2.49                    2.49
     Nonperforming assets to total assets ....................                   .58                     .68
     Loan loss/lease loss allowance to nonaccruing
        loans/leases (2)......................................                287.72                  307.97
     Loan/lease and foreclosed asset allowance to total
       Nonperforming assets (2) ..............................                254.72                  225.05

(1)  Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

     Nonperforming assets decreased $1.3 million between March 31, 1999 and December 31,1998. This decrease resulted primarily from a $1.9 million decline in assets acquired through foreclosure of which, $1.3 million related to a commercial property. This was offset in part by an increase of $553,000 in nonaccruing loans particularly residential mortgages and commercial loans. An analysis of the change in the balance of nonperforming assets is presented on the following page.



                                                                      Three Months
                                                                          Ended                     Year Ended
                                                                        March 31,                  December 31,
                                                                          1999                         1998
                                                                      -------------                -----------
                                                                                     (In Thousands)
Beginning balance.........................................              $   11,083                 $    13,892
     Additions ...........................................                   5,650                      18,809
     Collections .........................................                  (6,348)                    (17,029)
     Transfers to accrual/restructured status ............                    (434)                     (2,880)
     Provisions, charge-offs, other adjustments...........                    (172)                     (1,709)
                                                                        ----------                 -----------

Ending balance ...........................................              $    9,779                 $    11,083
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

INTEREST RATE SENSITIVITY

     The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Interest rate-sensitive assets of the Corporation include cash flows that relate to the principal of the operating lease portfolio, which are interest-rate sensitive. The trust preferred borrowing is classified in the less than one-year category reflecting the variable rate feature of the instrument. An interest rate cap was purchased in 1998 in order to limit its interest rate risk exposure. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management as needed. At March 31, 1999, interest-earning assets exceeded interest-bearing liabilities that mature within one year (interest-sensitivity gap) by $49.1 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 106.2% at March 31, 1999 compared to 97.6% at December 31, 1998. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased to a positive 2.89% from a negative 1.21% at December 31, 1998. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk.

COMPARISON FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Results of Operations

     The Corporation reported net income of $4.4 million, or $.38 per share (diluted), for the first three months of 1999, compared to $4.4 million or $.35 per share (diluted), for the same quarter last year. The improvement in earnings per share was the result of the stock repurchase program. At March 31, 1999. the Corporation held in its Treasury 3.3 million shares, compared with 2.2 million shares at March 31, 1998.

     Net Interest Income

     The table on the following page, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                      Three Months Ended March 31,
                                          --------------------------------------------------------------------------
                                                         1999                                          1998
                                          ---------------------------------------       ------------------------------------
                                            Average                      Yield/         Average                     Yield/
                                            Balance        Interest       Rate(1)        Balance       Interest     Rate (1)
                                            -------        --------       -------        -------       --------     --------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............    $   523,127     $ 10,710       8.19%        $   524,017    $  11,848      9.04%
     Commercial loans.................         93,371        1,665       8.34              89,191        1,780      9.36
     Consumer loans...................        165,394        3,914       9.60             160,139        3,876      9.82
                                          -----------     --------                    -----------    ---------
     Total loans......................        781,892       16,289       8.48             773,347       17,504      9.21

Mortgage-backed securities (5)........        506,673        8,012       6.33             354,280        5,884      6.64
Loans held for sale (3)...............          2,163           38       7.03               1,901           42      8.84
Investment securities (5).............         37,085          578       6.23              66,810        1,066      6.38
Other interest-earning assets ........         80,581        2,272      11.28              98,506        2,566     10.42
                                          -----------     --------                    -----------    ---------
     Total interest-earning assets....      1,408,394       27,189       7.80           1,294,844       27,062      8.46
                                                          --------                                   ---------

Allowance for loan losses.............        (23,648)                                    (24,845)
Cash and due from banks...............         51,286                                      21,565
Vehicles under operating lease, net ..        206,517                                     173,468
Other noninterest-earning assets......         36,640                                      32,978
                                          -----------                                 -----------
     Total assets.....................    $ 1,679,189                                 $ 1,498,010
                                          ===========                                 ===========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................    $    66,624          364       2.22         $    59,695          381      2.59
     Savings..........................        219,475        1,611       2.98             172,411        1,304      3.07
     Retail time deposits ............        326,826        3,916       4.86             345,154        4,614      5.42
     Jumbo certificates of deposit ...         77,844        1,015       5.29              33,361          469      5.70
     Brokered certificates of deposits         71,400        1,132       6.43              64,384        1,061      6.68
                                          -----------     --------                    -----------    ---------
       Total interest-bearing deposits        762,169        8,038       4.28             675,005        7,829      4.70

FHLB of Pittsburgh advances...........        498,500        6,499       5.29             403,055        5,649      5.68
Senior notes and trust preferred
   borrowings.........................         50,000          987       7.90              29,100          829     11.39
Other borrowed funds..................        159,996        2,206       5.52             206,323        3,013      5.84
                                          -----------     --------                    -----------    ---------
     Total interest-bearing liabilities     1,470,665       17,730       4.82           1,313,483       17,320      5.27
                                                          --------                                   ---------

Noninterest-bearing demand deposits...        101,430                                      77,764
Other noninterest-bearing liabilities.         19,448                                      16,650
Stockholders' equity..................         87,646                                      90,113
                                          -----------                                 -----------
     Total liabilities and stockholders'
       equity.........................    $ 1,679,189                                 $ 1,498,010
                                          ===========                                 ===========

Deficit of interest-earning assets over
     interest-bearing liabilities.....    $   (62,271)                                $   (18,639)
                                          ===========                                 ===========

Net interest and dividend income......                    $  9,459                                   $   9,742
                                                          =========                                  =========
Interest rate spread..................                                   2.98%                                     3.19%
                                                                        =====                                      =====

Interest rate margin..................                                   2.77%                                     3.10%
                                                                        =====                                      =====

Net interest and dividend income to
     total average assets.............                                   2.32%                                     2.68%
                                                                        =====                                      =====

(1) Weighted average yields have been computed on a tax-equivalent basis.
(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes commercial mortgage loans.
(5) Includes securities available-for-sale.

     Net interest income decreased $283,000 between the three months ended March 31, 1999 and 1998. Total interest income increased $127,000, between 1999 and 1998 primarily due to the increase in mortgage-backed securities offset by the decline in interest rates. Investment in mortgage-backed securities increased on average by $152.4 million from the previous period. In addition, total average loans increased by $8.5 million between 1999 and 1998, however the declining interest rate environment reduced the yield on loans by 73 basis points. The yield on mortgage-backed securities declined from 6.64% to 6.33% over the same period. Total interest expense increased $410,000 between March 31, 1999 and 1998. The increase is attributed to growth in deposits and increased borrowings. Average interest-bearing deposits increased $87.2 million between 1999 and 1998, while average borrowings increased $70.0 million. The increase in borrowings included a $20.9 million increase due to the issuance of $50.0 million of trust preferred securities at the end of 1998. Partially offsetting the increase in volume is the decline in interest rates during 1999 The yield on interest-bearing deposits was reduced by 42 basis points to 4.28%from 4.70% between March 31, 1999 and 1998. The yield on total borrowings, including trust preferred, declined 48 basis points to 5.47% from 5.95% over the same period.

     Provision for Loan Losses

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                                         Three Months Ended                Year Ended
                                                                           March 31, 1999               December 31, 1998
                                                                       ----------------------           -----------------
                                                                                       (Dollars in Thousands)

Beginning balance ............................................                 $23,689                         $24,850
Provision for loan losses ....................................                     263                           1,080

Charge-offs:
     Residential real estate .................................                      39                             210
     Commercial real estate (1) ..............................                     183                             608
     Commercial...............................................                       -                             648
     Consumer ................................................                     257                           1,153
                                                                               -------                         -------
        Total charge-offs.....................................                     479                           2,619
                                                                               -------                         -------

Recoveries:
     Residential real estate .................................                       -                              12
     Commercial real estate (1) ..............................                      11                             123
     Commercial ..............................................                       5                              74
     Consumer (2).............................................                      51                             169
                                                                               -------                         -------
        Total charge-offs ....................................                      67                             378
                                                                               -------                         -------

Net charge-offs ..............................................                     412                           2,241
                                                                               -------                         -------
Ending balance ...............................................                 $23,540                         $23,689
                                                                               =======                         =======

Net charge-offs to average gross loans outstanding, net
     of unearned income (3)...................................                     .16%                            .29%
                                                                               =======                         =======

(1) Includes commercial mortgages and construction loans.
(2) Includes finance-type leases.
(3) Ratio for the three months ended March 31, 1999 is annualized.

     The provision for loan losses decreased by $314,000 between the three months ended March 31, 1999 and 1998. These changes in the provision reflect management's continuing review of the loan portfolio.

     Provision for Lease Losses

     The following table represents a summary of the changes in the allowance for lease credit losses during the periods indicated:

                                                                           Three Months Ended              Year Ended
                                                                             March 31, 1999             December 31, 1998
                                                                            ----------------            -----------------
                                                                                       (Dollars in Thousands)
Beginning balance ............................................               $     992                      $    1,097
Provision for losses on vehicles under operating leases.......                     216                             547

Charge-offs...................................................                     166                             909
Recoveries ...................................................                      67                             257
                                                                             ---------                      ----------
Net charge-offs ..............................................                      99                             652
                                                                             ---------                      ----------

Ending balance ...............................................               $   1,109                      $      992
                                                                             =========                      ==========

     Other Income

     Noninterest income increased $574,000, or 10% between the three months ended March 31, 1998 and 1999. This increase resulted primarily from net rental income on operating leases, which increased $492,000 between comparable quarters. The growth in rental income was attributable to a 12% increase in vehicles under operating leases between March 31, 1998 and 1999. In addition, deposit service charges increased $227,000 during the quarter ended March 31, 1998 in comparison to the quarter ended March 31, 1998, primarily due to increased fees along with the addition of five new branches. Credit/debit card and ATM fee income increased $141,000 between the first quarter of 1999 and 1998 due to expansion of the Bank's ATM network and increased usage of the Company's debit card. Partially offsetting these increases was a decrease in the other category of $187,000 between comparable quarters. This category for the first quarter of 1998 included a $368,000 one-time gain on sale of $10.5 million in mortgage loans, originated to comply with the Community Reinvestment Act. The decline period over period in the other category was partially offset by an increase in mutual fund sales commissions.

     Other Expenses

     Noninterest expenses increased $659,000 between the quarters ending March 31, 1998 and 1999. The increases which occurred in salaries, equipment, data processing and occupancy were primarily associated with new retail banking offices, ATMs and investments in technology. WSFS opened five retail banking offices in the last year for a total of 22. In addition, WSFS currently has 122 owned and operated ATMs, 22 more than this time last year. Partially offsetting these increases was a $282,000 decline in net costs of assets acquired through foreclosure, the result of lower foreclosed assets.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109 which requires the recording of deferred income taxes for the tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the first quarter of 1999 of $1.5 million compared to $1.6 million for the same period in 1998. The effective tax rate for the first quarter of 1999 and 1998 was 26% for each period.

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

         WSFS has completed an assessment of its core financial and operational software systems and has found them already in compliance, or has developed a plan that is directed toward bringing non-complaint systems into compliance. Our Year 2000 Project Plan is in place and is progressing on schedule. A full year of intensive testing is scheduled during 1999. As of March 31, 1999 all of our internally maintained mission-critical systems have been renovated, tested, and installed in production, and renovation of our significant impact systems is substantially complete and testing is well underway. We have also taken a proactive approach in working with several financial industry service providers, such as ATM networks and card processors, to help increase the probability that WSFS customers will have uninterrupted service into the Year 2000.

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

         WSFS is currently developing contingencies for various Year 2000 problem scenarios. These contingency plans range from converting from third-party providers that we do not feel are adequately prepared for the Year 2000, to the temporary manual processing of certain critical applications, if necessary. A detailed remediation contingency plan for core applications was in place in early 1998.

         From a cost perspective, WSFS was already involved in upgrading its technology infrastructure and therefore, many potential Year 2000 issues were avoided by the replacement of old systems with new technology. As of March 31, 1999, WSFS has incurred expenses of $2.4 million related to the Year 2000 issue. WSFS anticipates spending an additional $500,000 in future periods. A large portion of costs associated with Year 2000 issues will be met from existing resources through a reprioritization of the technology department initiatives with the remainder representing incremental costs.

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

FORWARD LOOKING STATEMENTS

        Within this report and financial statements we have included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements and annual report. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, loan delinquency rates, and changes in federal and state regulation, among others. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated impact of immediate changes in interest rates on net interest margin and net portfolio value at the specified levels at March 31, 1999 and 1998, calculated in compliance with Thrift Bulletin No. 13A:


                                                                  March 31,
                                     ---------------------------------------------------------------------
                                                  1999                                1998(1)
                                     --------------------------------     --------------------------------
            Change in Interest       % Change in         % Change in       % Change in        % Change in
                   Rate              Net Interest       Net Portfolio     Net Portfolio      Net Portfolio
              (Basis Points)          Margin (2)           Value (3)        Margin (2)          Value (3)
            ------------------       ------------       --------------    -------------      -------------
                   +300                   3%                 -25%               3%                -28%
                   +200                   2                  -18                2                 -19
                   +100                   1                   -9                1                 -10
                   -100                  -2                   10               -1                  11
                   -200                  -3                   21               -3                  22
                   -300                  -5                   33               -5                  35



(1) March 31, 1998 has been restated to reflect the interest-sensitive nature of the operating lease portfolio

(2) This column represents the percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected in the various rate increments.

(3) This column represents the percentage difference between net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected in the various rate increments.

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

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Corporation's Annual Stockholder's Meeting held on April 22, 1999, all of the nominees for director proposed by the Corporation were elected. The votes cast for each such nominee were as follows:

                                             For                    Withheld
                                          ---------                 --------
           Charles G. Cheleden            9,462,772                  95,938
           Joseph R. Julian               9,464,270                  94,440
           Dale E. Wolf                   9,463,336                  95,374

Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.
           (b) Report on Form 8-K, dated February 2, contained a press release announcing that the Board of Directors as authorized the repurchase of up to 1,150,000 shares, or approximately 10% of the Company's current outstanding shares of common stock from time to time in the open market or privately negotiated transactions.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WSFS FINANCIAL CORPORATION





Date:  May 12, 1999              /s/     MARVIN N. SCHOENHALS
                                 -----------------------------------------------
                                         Marvin N. Schoenhals
                                 Chairman, President and Chief Executive Officer






Date:  May 12, 1999              /s/          MARK A. TURNER
                                 -----------------------------------------------
                                              Mark A. Turner
                                        Executive Vice President and
                                          Chief Financial Officer