Form 10-Q
period 1999-06-30
WSFS FINANCIAL CORP
filed 1999-08-13
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1999
                               ----------------------------------------


                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

                         Commission File Number   0-16668
                                                  -------

                           WSFS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    22-2866913
---------------------------------          ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


838 Market Street, Wilmington, Delaware                     19899
---------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (302) 792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO
                                               ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1999:

Common Stock, par value $.01 per share                        11,319,244
--------------------------------------                  --------------------
         (Title of Class)                               (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                                           Page
                                                                                                           ----
Item 1.    Financial Statements

           Consolidated Statement of Operations for the Three and Six Months
           Ended June 30, 1999 and 1998 (Unaudited)...........................................                3

           Consolidated Statement of Condition as of June 30, 1999
           (Unaudited) and December 31, 1998..................................................                4

           Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 1999 and 1998 (Unaudited).................................................                5

           Notes to the Consolidated Financial Statements for the Three and Six
           Months Ended June 30, 1999 and 1998 (Unaudited)....................................                6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................                7

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................                20


                                             PART II.  Other Information



Item 6.    Exhibits and Reports on Form 8-K...................................................               21

Signatures ...................................................................................               22


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Three months ended                  Six months ended
                                                                           June 30,                          June 30,
                                                                ---------------------------        ---------------------------
                                                                   1999             1998              1999             1998
                                                                   ----             ----              ----             ----
                                                                                            (Unaudited)
Interest income:
     Interest and fees on loans ........................         $ 16,138          $ 17,083         $ 32,465          $ 34,629
     Interest on mortgage-backed securities ............            7,791             6,291           15,803            12,175
     Interest and dividends on investment securities ...              573               664            1,151             1,730
     Other interest income .............................            2,663             2,903            4,935             5,469
                                                                 --------          --------         --------          --------
                                                                   27,165            26,941           54,354            54,003
                                                                 --------          --------         --------          --------
Interest expense:
     Interest on deposits ..............................            8,406             8,028           16,444            15,857
     Interest on Federal Home Loan Bank advances .......            5,961             5,851           12,460            11,500
     Interest on federal funds purchased and securities
       sold under agreement to repurchase ..............            1,933             2,748            4,045             5,683
     Interest on senior notes and trust preferred
        borrowings .....................................            1,003               828            1,990             1,657
     Interest on other borrowed funds ..................               91                86              185               164
                                                                 --------          --------         --------          --------
                                                                   17,394            17,541           35,124            34,861
                                                                 --------          --------         --------          --------
Net interest income ....................................            9,771             9,400           19,230            19,142
Provision for loan losses ..............................              249               172              512               749
                                                                 --------          --------         --------          --------

Net interest income after provision for loan losses ....            9,522             9,228           18,718            18,393
                                                                 --------          --------         --------          --------

Other income:
     Loan and lease servicing fees .....................              903               803            1,736             1,697
     Rental income on operating leases, net ............            3,603             2,887            6,975             5,767
     Deposit service charges ...........................            1,271             1,060            2,482             2,044
     Credit/debit card and ATM income ..................              972               687            1,651             1,225
     Securities gains ..................................               --               237                1               276
     Other income ......................................              461               189              936               851
                                                                 --------          --------         --------          --------
                                                                    7,210             5,863           13,781            11,860
                                                                 --------          --------         --------          --------
Other expenses:
     Salaries, benefits and other compensation .........            4,837             4,051            9,419             8,294
     Equipment expense .................................              784               439            1,494               867
     Data processing and operations expenses ...........            1,420             1,303            2,755             2,564
     Occupancy expense .................................              840               717            1,629             1,447
     Marketing expense .................................              375               275              708               547
     Professional fees .................................              379               438              732               853
     Net costs of assets acquired through foreclosure ..              119               199              144               506
     Other operating expense ...........................            1,805             1,648            3,511             3,166
                                                                 --------          --------         --------          --------
                                                                   10,559             9,070           20,392            18,244
                                                                 --------          --------         --------          --------
Income before taxes ....................................            6,173             6,021           12,107            12,009
Income tax provision ...................................            1,605             1,565            3,148             3,122
                                                                 --------          --------         --------          --------

Net income .............................................         $  4,568          $  4,456         $  8,959          $  8,887
                                                                 ========          ========         ========          ========

Earnings per share:
     Basic .............................................         $    .40          $    .36         $    .79          $    .71
     Diluted ...........................................              .40               .35              .78               .70

Other comprehensive income, net of tax:
     Net income ........................................         $  4,568          $  4,456         $  8,959          $  8,887
     Net unrealized holding gains (losses) on securities
     available-for-sale arising during the period ......           (2,574)              279           (3,084)              121
     Less:  reclassification adjustment for gains
       included in net income ..........................               --               154                1               179
                                                                 --------          --------         --------          --------

Comprehensive income ...................................         $  1,994          $  4,581         $  5,874          $  8,829
                                                                 ========          ========         ========          ========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                          June 30,             December 31,
                                                                                           1999                   1998
                                                                                        -----------           -----------
                                                                                        (Unaudited)
                                                                                               (Dollars in Thousands)
Assets

Cash and due from banks ......................................................          $    56,541           $    55,848
Federal funds sold and securities purchased under agreements to resell .......               18,840                20,900
Interest-bearing deposits in other banks .....................................                3,926                 7,518
Investment securities held-to-maturity .......................................                6,549                 7,642
Investment securities available-for-sale .....................................               29,856                30,219
Mortgage-backed securities held-to-maturity ..................................              266,537               265,858
Mortgage-backed securities available-for-sale ................................              207,548               193,226
Investment in reverse mortgages, net .........................................               31,799                31,293
Loans held-for-sale ..........................................................                4,899                 3,084
Loans, net of allowance for loan losses of $23,551 at June 30, 1999
  and $23,689 at December 31, 1998 ...........................................              764,742               760,584
Vehicles under operating leases, net .........................................              223,925               199,967
Stock in Federal Home Loan Bank of Pittsburgh, at cost .......................               26,250                23,000
Assets acquired through foreclosure ..........................................                1,692                 2,993
Premises and equipment .......................................................               13,135                11,919
Accrued interest and other assets ............................................               23,776                21,659
                                                                                        -----------           -----------

Total assets .................................................................          $ 1,680,015           $ 1,635,710
                                                                                        ===========           ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ...............................................          $   114,613           $   108,418
    Money market and interest-bearing demand .................................               75,777                68,208
    Savings ..................................................................              244,293               218,334
    Time .....................................................................              296,385               333,419
                                                                                        -----------           -----------
      Total retail deposits ..................................................              731,068               728,379
    Jumbo certificates of deposit ............................................               72,343                65,453
    Brokered certificates of deposit .........................................              114,495                64,468
                                                                                        -----------           -----------
      Total deposits .........................................................              917,906               858,300

Federal funds purchased and securities sold under agreements to repurchase ...              135,000               153,505
Federal Home Loan Bank advances ..............................................              450,000               460,000
Senior notes and trust preferred borrowings ..................................               50,000                50,000
Other borrowed funds .........................................................               10,829                 8,904
Accrued expenses and other liabilities .......................................               29,289                19,249
                                                                                        -----------           -----------
Total liabilities ............................................................            1,593,024             1,549,958
                                                                                        -----------           -----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ...................................................                   --                    --
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,796,513 at June 30, 1999 and 14,695,688 at December 31, 1998 ..........                  148                   147
Capital in excess of par .....................................................               58,073                57,696
Accumulated other comprehensive income .......................................               (2,847)                  236
Retained earnings ............................................................               72,932                64,657
Treasury stock at cost, 3,478,269 shares at June 30, 1999 and 3,192,769 shares
    at December 31, 1998 .....................................................              (41,315)              (36,984)
                                                                                        -----------           -----------
Total stockholders' equity ...................................................               86,991                85,752
                                                                                        -----------           -----------
Total liabilities and stockholders' equity ...................................          $ 1,680,015           $ 1,635,710
                                                                                        ===========           ===========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                Six Months Ended June 30,
                                                                                             -------------------------------
                                                                                                1999                 1998
                                                                                              ---------           ---------
                                                                                                        (Unaudited)
                                                                                                  (Dollars in thousands)
Operating activities:
    Net income .....................................................................          $   8,959           $   8,887
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan, lease and residual value losses ..........................              1,520               1,275
      Depreciation, accretion and amortization .....................................              1,606                 316
      Decrease (increase) in accrued interest receivable and other assets ..........               (547)                980
      Origination of loans held-for-sale ...........................................            (21,654)            (29,606)
      Proceeds from sales of loans held-for-sale ...................................             19,821              26,636
      Increase in accrued interest payable and other liabilities ...................              9,930               5,989
      Increase in reverse mortgage capitalized interest, net .......................             (3,293)             (2,835)
      Other, net ...................................................................                139                  10
                                                                                              ---------           ---------
 Net cash provided by operating activities .........................................             16,481              11,652
                                                                                              ---------           ---------

Investing activities:
    Net decrease in interest-bearing deposits in other banks .......................              3,592              16,207
    Maturities of investment securities ............................................              1,203              27,018
    Sales of investment securities available-for-sale ..............................                 --              20,059
    Sales of mortgage backed securities available-for-sale .........................                 --              29,875
    Purchases of investment securities held-to-maturity ............................               (295)            (10,000)
    Repayments of mortgage-backed securities held-to-maturity ......................             74,314              76,404
    Repayments of mortgage-backed securities available-for-sale ....................             39,907              16,436
    Purchases of mortgage-backed securities held-to-maturity .......................            (74,786)           (100,769)
    Purchases of mortgage-backed securities available-for-sale .....................            (58,862)           (132,042)
    Repayments of reverse mortgages ................................................              7,420               8,202
    Disbursements for reverse mortgages ............................................             (4,543)             (5,079)
    Sales of loans .................................................................                 --              11,425
    Purchase of loans ..............................................................             (7,959)             (4,411)
    Net decrease in loans ..........................................................              2,431              25,998
    Net increase in operating leases ...............................................            (30,961             (10,002)
    Net increase in stock of Federal Home Loan Bank of Pittsburgh ..................             (3,250)             (1,498)
    Sales of investment in real estate .............................................                 --               1,034
    Sales of assets acquired through foreclosure, net ..............................              8,218               6,210
    Premises and equipment, net ....................................................             (2,405)             (2,002)
                                                                                              ---------           ---------
Net cash used for investing activities .............................................            (45,976)            (26,935)
                                                                                              ---------           ---------

Financing activities:
    Net increase in demand and savings deposits ....................................             41,648              33,175
    Net increase (decrease) in time deposits .......................................             19,697             (13,996)
    Receipts from FHLB borrowings ..................................................             65,000             619,000
    Repayments of FHLB borrowings ..................................................            (75,000)           (584,000)
    Receipts from reverse repurchase agreements ....................................             17,270             101,846
    Repayments of reverse repurchase agreements ....................................            (35,775)           (134,545)
    Dividends paid on common stock .................................................               (684)               (376)
    Issuance of common stock .......................................................                355                  --
    Purchase of treasury stock .....................................................             (4,383)                 --
                                                                                              ---------           ---------
Net cash provided by financing activities ..........................................             28,128              21,104
                                                                                              ---------           ---------

Increase (decrease) in cash and cash equivalents ...................................             (1,367)              5,821
Cash and cash equivalents at beginning of period ...................................             76,748              52,746
                                                                                              ---------           ---------
Cash and cash equivalents at end of period .........................................          $  75,381           $  58,567
                                                                                              =========           =========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the year .............................................          $  30,930           $  30,528
Cash paid for income taxes .........................................................                741               1,140
Loans and leases transferred to assets acquired through foreclosure ................              5,539               4,203
Net change in unrealized gains (losses) on securities available-for-sale, net of tax             (3,083)                (58)

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

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

    The consolidated statement of condition as of June 30, 1999, the consolidated statement of operations for the three and six months ended June 30, 1999 and 1998 and the consolidated statement of cash flows for the six months ended June 30, 1999 and 1998 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the June 30, 1999 presentation. The results of operations for the three and six month periods ending June 30, 1999 are not necessarily indicative of the expected results for the full year ending December 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1998 Annual Report.

2.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

                                                          For the three months              For the six months
                                                              ended June 30,                    ended June 30,
                                                        ------------------------          ------------------------
                                                          1999             1998            1999             1998
Numerator:
  Net income .................................          $ 4,568          $ 4,456          $ 8,959          $ 8,887
                                                        =======          =======          =======          =======

Denominator:
  Denominator for basic earnings per share -
     weighted average shares .................           11,305           12,505           11,385           12,484
  Effect of dilutive securities:
    Employee stock options ...................               59              175               80              189
                                                        -------          -------          -------          -------

  Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed exercise of stock options ........           11,364           12,680           11,465           12,673
                                                        =======          =======          =======          =======

Basic earnings per share .....................          $   .40          $   .36          $   .79          $   .71
                                                        =======          =======          =======          =======

Diluted earnings per share ...................          $   .40          $   .35          $   .78          $   .70
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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets increased $44.3 million during the first half of 1999. Asset growth included increases of $24.0 million in vehicles under operating leases and $15.0 million in mortgage-backed securities. This increase in mortgage-backed securities reflect the purchase of $133.6 million in collaterized mortgage obligations, offset in part by principal payments. Loans increased by $4.2 million despite the large commercial loan prepayments of $23.9 million that occurred during the first quarter of 1999.

    Total liabilities increased $43.1 million between December 31, 1998 and June 30, 1999. During the first six months of 1999, total deposits grew by $59.6 million, the result of the influx of jumbo certificates of deposit and the acquisition of $50.0 million in brokered deposits. Interest credited to deposits totaled $9.3 million for a net deposit growth of $50.3 million.

    Capital Resources

    Stockholders' equity increased $1.2 million between December 31, 1998 and June 30, 1999. This increase reflects net income of $9.0 million for the first six months of 1999 partially offset by a $3.1 million increase in net unrealized holding losses on securities available-for-sale for the six month period. In addition, treasury stock increased $4.3 million as a result of the purchase of 290,000 treasury shares, less the re-issuance of 4,500 shares of treasury stock to the Board of Directors as part of their annual retainer. At June 30, 1999, the Corporation held in its treasury 3,478,269 shares of its common stock at a cost of $41.3 million.

    A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of June 30, 1999 (dollars in thousands):

                                                                                                 To be Well-Capitalized
                                               Consolidated                   For Capital        Under Prompt Corrective
                                               Bank Capital               Adequacy Purposes          Action Provisions
                                          ------------------------    --------------------------  ------------------------
                                                     Percentage of                 Percentage of             Percentage of
                                           Amount        Assets        Amount          Assets      Amount        Assets
                                           ------        ------        ------          ------      ------        ------
Total Capital
  (to Risk-Weighted Assets) ........      $133,515        12.51%       $85,357          8.00%     $106,696        10.00%
Core Capital (to Adjusted
  Tangible Assets)..................       125,862         7.49         67,234          4.00        84,043         5.00
Tangible Capital (to Tangible
  Assets) ..........................       125,594         7.47         25,209          1.50           N/A          N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................       125,862        11.80            N/A           N/A        64,017         6.00

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At June 30, 1999, the Bank is in compliance with all regulatory capital requirements and is classified as a "well capitalized" institution. Management anticipates that the Bank will continue to be classified as well-capitalized.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At June 30, 1999, the Bank's liquidity ratio was 6.6% compared to 10.6% at December 31, 1998. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                 June 30,        December 31,
                                                                   1999              1998
                                                                 -------           -------
Nonaccruing loans:
     Commercial .......................................          $ 2,281           $ 2,182
     Consumer .........................................              392               381
     Commercial mortgages .............................            2,632             2,383
     Residential mortgages ............................            2,912             3,068
     Construction .....................................               --                --
                                                                 -------           -------

Total nonaccruing loans ...............................            8,217             8,014
Nonperforming investments in real estate ..............               76                76
Assets acquired through foreclosure ...................            1,692             2,993
                                                                 -------           -------

Total nonperforming assets ............................          $ 9,985           $11,083
                                                                 =======           =======

Restructured loans ....................................          $    --           $    --
                                                                 =======           =======

Past due loans:
     Residential mortgages ............................          $   181           $   247
     Commercial and commercial mortgages ..............            2,116             2,654
     Consumer .........................................              149                86
                                                                 -------           -------

Total past due loans ..................................          $ 2,446           $ 2,987
                                                                 =======           =======

Ratios:
     Nonperforming loans/leases to total
        loans/leases (1) ..............................             0.81%              .81%
     Allowance for loan/lease losses to total gross
        Loans/leases (1) ..............................             2.43              2.49
     Nonperforming assets to total assets .............              .59               .68
     Loan loss/lease loss allowance to nonaccruing
        loans/leases (2) ..............................           291.89            307.97
     Loan/lease and foreclosed asset allowance to total
       Nonperforming assets (2) .......................           242.77            225.05

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

     Nonperforming assets decreased $1.1 million between June 30, 1999 and December 31,1998. This decrease resulted primarily from a $1.3 million decline in assets acquired through foreclosure of which, $1.3 million was related to a commercial property. This was offset in part by an increase of $203,000 in nonaccruing loans particularly commercial mortgages and commercial loans. An analysis of the change in the balance of nonperforming assets is presented on the following page.

                                             Six Months Ended     Year Ended
                                               June 30, 1999  December 31, 1998
                                              --------------  -----------------
                                                        (In Thousands)

Beginning balance .............................   $ 11,083         $ 13,892
     Additions ................................      9,286           18,809
     Collections/sales ........................     (9,212)         (17,029)
     Transfers to accrual/restructured status .       (841)          (2,880)
     Transfers to investment in real estate ...         --               --
     Provisions, charge-offs, other adjustments       (331)          (1,709)
                                                  --------         --------

Ending balance ................................   $  9,985         $ 11,083
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

INTEREST RATE SENSITIVITY

     The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Interest rate-sensitive assets of the Corporation include cash flows that relate to the principal of the operating lease portfolio, which are interest-rate sensitive. The trust preferred borrowing is classified in the less than one-year category reflecting the variable rate feature of the instrument. An interest rate cap was purchased in 1998 in order to limit its interest rate risk exposure. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management as needed. At June 30, 1999, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitivity gap) by $43.9 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased to 94.8% at June 30, 1999 compared to 97.6% at December 31, 1998. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to a negative 2.61% from a negative 1.21% at December 31, 1998. The decrease is the result of the Corporation's continuing effort to effectively manage interest rate risk.

COMPARISON FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Results of Operations

     The Corporation reported net income of $4.6 million, or $.40 per share (diluted), for the three months ended June 30, 1999, compared to $4.5 million, or $.35 per share (diluted), for the second quarter of 1998. Net income for the six months ended June 30, 1999 was $9.0 million, or $.78 per share (diluted), compared to $8.9 million, or $.70 per share (diluted), for the same period last year. The improvement in net income reflects growth in net revenues (net interest income plus other income) which increased $1.7 million and $2.0 million between comparable three and six month periods.

     Net Interest Income

     The table on the following page, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                     Three Months Ended June 30,
                                          --------------------------------------------------------------------------------
                                                            1999                                       1998
                                          -------------------------------------        -----------------------------------
                                            Average                     Yield/         Average                    Yield/
                                            Balance        Interest     Rate(1)        Balance        Interest    Rate (1)
                                            -------        --------     -------        -------        --------    --------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............     $  515,497      $10,398       8.07%         $  503,277      $11,521      9.16%
     Commercial loans ................         94,900        1,742       8.45              86,947        1,613      8.75
     Consumer loans...................        166,155        3,949       9.53             159,336        3,882      9.77
                                           ----------      -------                     ----------      -------
       Total loans....................        776,552       16,089       8.43             749,560       17,016      9.25

Mortgage-backed securities (5)........        498,032        7,791       6.26             394,756        6,291      6.37
Loans held for sale (3)...............          2,626           49       7.46               3,664           67      7.31
Investment securities (5).............         36,630          573       6.26              41,734          664      6.36
Other interest-earning assets ........         87,580        2,663      12.03             133,615        2,903      8.60
                                           ----------      -------                     ----------      -------
     Total interest-earning assets....      1,401,420       27,165       7.83           1,323,329       26,941      8.24
                                                           -------                                     -------

Allowance for loan losses.............        (23,551)                                    (24,900)
Cash and due from banks...............         42,049                                      23,183
Vehicles under operating lease, net...        217,442                                     173,506
Other noninterest-earning assets......         35,934                                      33,368
                                           ----------                                  ----------
     Total assets.....................     $1,673,294                                  $1,528,486
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $   71,711          377       2.11          $   60,757          392      2.59
     Savings..........................        236,334        1,756       2.98             183,717        1,440      3.14
     Retail time deposits ............        303,342        3,499       4.63             344,599        4,636      5.40
     Jumbo certificates of deposits ..         74,715          965       5.18              35,148          504      5.75
     Brokered certificates of deposit.        124,450        1,809       5.83              64,045        1,056      6.61
                                           ----------      -------                     ----------      -------
       Total interest-bearing deposits        810,552        8,406       4.16             688,266        8,028      4.68

FHLB of Pittsburgh advances...........        453,571        5,961       5.27             412,198        5,851      5.69
Senior notes and trust preferred borrowings    50,000        1,003       8.02              29,100          828     11.39
Other borrowed funds..................        144,007        2,024       5.62             199,870        2,834      5.67
                                           ----------      -------                     ----------      -------
     Total interest-bearing liabilities     1,458,130       17,394       4.77           1,329,434       17,541      5.28
                                                                        -----                          -------

Noninterest-bearing demand deposits...        106,600                                      83,749
Other noninterest-bearing liabilities.         20,888                                      20,746
Stockholders' equity..................         87,676                                      94,557
                                           ----------                                  ----------
     Total liabilities and stockholders'
        equity........................     $1,673,294                                  $1,528,486
                                           ==========                                  ==========

Deficit of interest-earning assets over
     interest-bearing liabilities.....     $ (56,710)                                  $  (6,105)
                                           ==========                                  ==========

Net interest and dividend income......                     $ 9,771                                     $ 9,400
                                                           =======                                     =======

Interest rate spread..................                                   3.06%                                      2.96%
                                                                        =====                                       ====

Net interest rmargin..................                                   2.87%                                      2.94%
                                                                        =====                                       ====

Net interest and dividend income to
     total average assets.............                                   2.40%                                      2,54%
                                                                        =====                                       ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale.

                                                                        Six Months Ended June 30,
                                            ------------------------------------------------------------------------------
                                                            1999                                      1998
                                            -----------------------------------        -----------------------------------
                                            Average                     Yield/         Average                     Yield/
                                            Balance        Interest     Rate(1)        Balance        Interest     Rate(1)
                                            -------        --------     -------        -------        --------     -------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............     $  519,291      $21,109       8.13%            513,590      $23,369      9.10%
     Commercial loans ................         94,140        3,406       8.39              88,063        3,393      9.06
     Consumer loans...................        165,777        7,863       9.56             159,735        7,758      9.79
                                           ----------      -------                     ----------      -------
       Total loans....................        779,208       32,378       8.46             761,388       34,520      9.23

Mortgage-backed securities (5)........        502,329       15,803       6.29             374,630       12,175      6.50
Loans held for sale (3)...............          2,395           87       7.27               2,787          109      7.82
Investment securities (5).............         36,856        1,151       6.25              54,202        1,730      6.38
Other interest-earning assets ........         84,100        4,935      11.67             116,158        5,469      9.36
                                           ----------      -------                     ----------      -------
     Total interest-earning assets....      1,404,888       54,354       7.82           1,309,165       54,003      8.34
                                                           -------                                     -------

Allowance for loan losses.............        (23,599)                                    (24,873)
Cash and due from banks...............         46,642                                      22,378
Vehicles under operating lease, net...        212,010                                     173,487
Other noninterest-earning assets......         36,284                                      33,175
                                           ----------                                  ----------

     Total assets.....................     $1,676,225                                  $1,513,332
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $   69,182          742       2.16          $   60,229          773      2.59
     Savings..........................        227,951        3,367       2.98             178,095        2,744      3.11
     Retail time deposits.............        315,019        7,415       4.75             344,875        9,250      5.41
     Jumbo certificates of deposit....         76,271        1,980       5.24              34,260          973      5.73
     Brokered certificates of deposit.         98,071        2,940       6.05              64,213        2,117      6.65
                                           ----------      -------                     ----------      -------
       Total interest-bearing deposits        786,494       16,444       4.22             681,672       15,857      4.69

FHLB of Pittsburgh advances...........        475,912       12,460       5.28             407,652       11,500      5.69
Senior notes and trust preferred borrowings    50,000        1,990       7.96              29,100        1,657     11.39
Other borrowed funds..................        151,957        4,230       5.57             203,079        5,847      5.76
                                           ----------      -------                     ----------      -------
     Total interest-bearing liabilities     1,464,363       35,124       4.80           1,321,503       34,861      5.28
                                                           -------                                     -------

Noninterest-bearing demand deposits...        104,030                                      80,773
Other noninterest-bearing liabilities.         20,171                                      18,709
Stockholders' equity..................         87,661                                      92,347
                                           ----------                                  ----------

     Total liabilities and stockholders'
     equity...........................     $1,676,225                                  $1,513,332
                                           ==========                                  ==========

Deficit of interest-earning assets over
     interest-bearing liabilities.....     $  (59,475)                                 $  (12,338)
                                           ==========                                  ==========

Net interest and dividend income......                     $19,230                                     $19,142
                                                           =======                                     =======

Interest rate spread..................                                   3.02%                                     3.06%
                                                                         ====                                      ====

Net interest margin...................                                   2.82%                                     3.02%
                                                                         ====                                      ====

Net interest and dividend income to
     total average assets.............                                   2.36%                                     2.61%
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

     Net interest income increased $371,000 between the three months ended June 30, 1999 and 1998. The net interest margin, however, declined 7 basis points between comparable quarters primarily due to the $43.9 million growth in the average operating lease portfolio. which while significantly enhancing our fee income has expectedly depressed the margin as the funding costs flow through interest expense. Total interest income increased $224,000 between 1999 and 1998 primarily due to an increase in mortgage-backed securities and loans offset in part by the decline in interest rates. The average investment in mortgage-backed securities increased $103.3 million between quarters while loans increased $27.0 million over the same period. Yields, however, on loans and mortgage-backed securities declined 82 and 11 basis points, respectively over the same period, a reflection of the lower interest rate environment. Total interest expense declined $147,000 between the three months ended June 30, 1999 and 1998. The decrease is attributed to the decline in interest rates between the second quarter of 1998 and 1999. The cost of interest-bearing deposits was reduced by 52 basis points between the three months ended June 30, 1999 and 1998, the results of the favorable repricing. The cost of borrowings, including trust preferred, declined 38 basis points over the same period.

     Net interest income increased $88,000 between the six months ended June 30, 1999 and 1998. Consistent with the quarterly results, the net interest margin decreased 20 basis points, due to the growth in the leasing portfolio. Total interest income increased $351,000, between 1999 and 1998. Similar to the quarter, this increase reflects a higher level of mortgage-backed securities and loans offset in part by the decline in interest rates. The average investment in mortgage-backed increased $127.7 million, while loans increased $17.8 million. The yield on mortgage-backed securities declined from 6.50% to 6.29% over the same period, while the yield on loans decreased from 9.23% to 8.46%. Total interest expense increased $263,000, between the six months ended June 30, 1999 and 1998. The increase is attributed to growth in interest-bearing liabilities partially offset by the decline in interest rates. Average interest-bearing deposits increased $104.8 million while borrowings increased by $38.0 million. The cost of interest-bearing deposits was reduced by 47 basis points to 4.22% from 4.69% between the six months ended June 30, 1998 and 1998. The cost of borrowings, including trust preferred, declined 43 basis points over the same period.

     Allowance for Loan/Lease Losses:

     The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are considered probably. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

     The table on the following page represents a summary of the changes in the allowance for loan losses during the periods indicated:

                                                            Six Months Ended                   Six Months
                                                              June 30, 1999                  June 30, 1998
                                                           -------------------               -------------
                                                                            (Dollars in Thousands)

Beginning balance .....................................          $23,689                         $24,850
Provision for loan losses .............................              512                             749

Charge-offs:
     Residential real estate ..........................               97                              72
     Commercial real estate (1) .......................              196                             138
     Commercial .......................................                8                             289
     Consumer .........................................              500                             614
                                                                 -------                         -------
        Total recoveries ..............................              801                           1,113
                                                                 -------                         -------
Recoveries:
     Residential real estate ..........................               --                              --
     Commercial real estate (1) .......................               48                               4
     Commercial .......................................                9                              94
     Consumer (2) .....................................               94                              87
                                                                 -------                         -------
        Total charge-offs .............................              151                             185
                                                                 -------                         -------

Net charge-offs .......................................              650                             928
                                                                 -------                         -------
Ending balance ........................................          $23,551                         $24,671
                                                                 =======                         =======

Net charge-offs to average gross loans outstanding, net
     of unearned income (3) ...........................              .17%                            .24%
                                                                 =======                         =======

(1)  Includes commercial mortgages and construction loans.
(2)  Includes finance-type leases.
(3)  Ratio is annualized.

     The following table represents a summary of the changes in the allowance for lease credit losses during the periods indicated:

                                                            Six Months Ended    Six Months Ended
                                                             June 30, 1999        June 30, 1998
                                                           -----------------     ----------------
                                                                    (Dollars in Thousands)

Beginning balance .....................................          $  992                $1,097
Provision for losses on vehicles under operating leases             432                   286

Charge-offs ...........................................             321                   485
Recoveries ............................................             131                   106
                                                                 ------                ------
Net charge-offs .......................................             190                   379
                                                                 ------                ------

Ending balance ........................................          $1,234                $1,004
                                                                 ======                ======


Other Income

     Noninterest income increased $1.3 million between the three months ended June 30, 1998 and 1999. This increase resulted primarily from net rental income on operating leases, which increased $716,000 between the comparable quarters. The growth in rental income was attributable to a 26% increase in vehicles under operating leases between June 30, 1998 and 1999. In addition, credit/debit and ATM fee income increased $285,000 during the quarter ended June 30, 1999 in comparison to the quarter ended June 30, 1998, due to the expansion of the Bank's ATM network and increased usage of the Company's debit card. Deposit service charges increased $211,000 between the second quarter of 1999 and 1998 primarily due to increased fees along with the addition of six new branches. In addition, during the second quarter of 1998, the Corporation recorded a $218,000 loss on the sale of a nonperforming investment in real estate. Partially offsetting these increases was a decrease in securities gains. During the second quarter of 1998 the Company recognized a $237,000 gain on the sale of a $29.0 million collateralized mortgage obligation. No gains were recorded during the second quarter of 1999.

     Noninterest income increased $1.9 million between the six months ended June 30, 1998 and 1999. This increase resulted primarily from net rental income on operating leases, which increased $1.2 million between comparable quarters. Deposit service charges increased $438,000 while credit/debit card and ATM fee income increased $426,000 during the same period. Partially offsetting these increases was a decline in securities gains of $275,000.

     Other Expenses

     Noninterest expenses increased $1.5 million between the quarters ending June 30, 1998 and 1999. Higher salary, equipment, data processing and occupancy expenses accounted for the planned increase and were primarily associated with six new retail banking offices, expansion of the fee generating ATM network and investments in technology for enhanced customer service capabilities.

     Noninterest expenses increased $2.1 million between the six months ended June 30, 1998 and 1999. Consistent with the quarterly results, higher salary, equipment, data processing and occupancy expenses accounted for the planned increase and were primarily associated with six new retail banking offices, expansion of the fee generating ATM network and investments in technology for enhanced customer service capabilities. Partially offsetting these increases was a $362,000 decline in net costs of assets acquired through foreclosure, the result of the decline in problem assets.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the three and six months ended June 30, 1999 of $1.6 million and $3.1 million, respectively, compared to an income tax provision of $1.6 million and $3.1 million, for the comparable periods of 1998. The effective tax rates for the three and six months ended June 30, 1999 were 26% compared to 26%, which is essentially the same as comparable periods in 1998. These effective rates reflect the recognition in the financial statements of certain tax benefits from a previous acquisition of a reverse mortgage lender into the Corporation; and from a fifty-percent interest income exclusion on an ESOP loan.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

SEGMENT INFORMATION


         Under the definition of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information, the Corporation has two operating segments:
Wilmington Savings Fund Society, FSB (Bank) and WSFS Credit Corporation (WCC). The Bank segment provides financial products through its branch network to consumer and commercial customers. The WCC segment provides loans and leases inderectly through unrelated auto dealerships primarily in the Mid-Atlantic region.

         Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the three and six months ended June 30, 1999 and 1998 follow:

                                                                            For the three months ended June 30,
                                                    --------------------------------------------------------------------------
                                                                     1999                                  1998
                                                    -----------------------------------      ---------------------------------
                                                        Bank         WCC         Total          Bank       WCC         Total
                                                    ---------     --------    ---------      ---------    --------   ---------
External customer revenues:
    Interest income..............................   $  26,670     $    495    $  27,165      $  26,343   $     598   $  26,941

    Other income ................................       3,155        4,055(1)     7,210          2,626       3,237 (1)   5,863
                                                    ---------     --------    ---------      ---------    --------   ---------
Total external customer revenues ................      29,825        4,550       34,375         28,969       3,835      32,804
                                                    ---------     --------    ---------      ---------    --------   ---------
Intersegment revenues:
    Interest income..............................          34(2)         -           34          2,747(2)        -       2,747
    Other income ................................          23            1           24             25           1          26
                                                    ---------     --------    ---------      ---------    --------   ---------
Total intersegment revenues .....................          57            1           58         2 ,772           1       2,773
                                                    ---------     --------    ---------      ---------    --------   ---------

Total revenue....................................      29,882        4,551       34,433         31,741       3,836      35,577
                                                    ---------     --------    ---------      ---------    --------   ---------

External customer expenses:
    Interest expense ............................      17,394            -       17,394         17,541           -      17,541
    Other expenses...............................       9,807          376       10,183          8,207         410       8,617
    Other depreciation and amortization..........         606           19          625            606          19         625
                                                    ---------     --------    ---------      ---------    --------   ---------
Total external customer expenses ................      27,807          395       28,202         26,354         429      26,783
                                                    ---------     --------    ---------      ---------    --------   ---------

Intersegment expense:
    Interest expense.............................           -           34(2)        34              -       2,747(2)    2,747
    Other expenses...............................           1           23           24              1          25          26
                                                    ---------     --------    ---------      ---------    --------   ---------
Total intersegment expenses .....................           1           57           58              1       2,772       2,773
                                                    ---------     --------    ---------      ---------    --------   ---------

Total expenses ..................................      27,808          452       28,260         26,355       3,201      29,556
                                                    ---------     --------    ---------      ---------    --------   ---------

Income before taxes..............................       2,074        4,099        6,173          5,386        635        6,021
                                                                              ---------                              ---------

Provision for income taxes ......................                                 1,605                                  1,565
                                                                              ---------                              ---------

Consolidated net income .........................                            $    4,568                             $    4,456
                                                                             ==========                             ==========

                                                                          For the six months ended June 30,
                                                   --------------------------------------------------------------------------
                                                                   1999                                   1998
                                                   -----------------------------------      ---------------------------------
                                                       Bank         WCC         Total         Bank         WCC       Total
                                                   ---------   ----------    ---------      ---------  ----------    --------
External customer revenues:
    Interest income..............................  $  53,330   $    1,024    $  54,354      $  52,773  $    1,230   $  54,003

    Other income ................................      6,053        7,728(1)    13,781          5,401       6,459(1)   11,860
                                                   ---------   ----------    ---------      ---------  ----------    --------
Total external customer revenues ................     59,383        8,752       68,135         58,174       7,689      65,863
                                                   ---------   ----------    ---------      ---------  ----------    --------

Intersegment revenues:
    Interest income..............................      3,008(2)         -        3,008          5,574(2)        -       5,574
    Other income ................................         45            3           48             42           4          46
                                                   ---------   ----------    ---------      ---------  ----------    --------
Total intersegment revenues .....................      3,053            3        3,056          5,616           4       5,620
                                                   ---------   ----------    ---------      ---------  ----------    --------

Total revenue....................................     62,436        8,755       71,191         63,790        7,693     71,483
                                                   ---------   ----------    ---------      ---------  ----------    --------

External customer expenses:
    Interest expense ............................     35,124            -       35,124         34,861            -     34,861
    Other expenses...............................     18,864          854       19,718         17,303          883     18,186
    Other depreciation and amortization..........      1,146           40        1,186            767           40        807
                                                   ---------   ----------    ---------      ---------  ----------    --------
Total external customer expenses ................     55,134          894       56,028         52,931          923     53,854
                                                   ---------   ----------    ---------      ---------  ----------    --------

Intersegment expense:
    Interest expense.............................          -        3,008(2)     3,008              -        5,574(2)   5,574
    Other expenses...............................          3           45           48              4           42         46
                                                   ---------   ----------    ---------      ---------  ----------    --------
Total intersegment expenses .....................          3        3,053        3,056              4        5,616      5,620
                                                   ---------   ----------    ---------      ---------  ----------    --------

Total expenses ..................................     55,137        3,947       59,084         52,935        6,539     59,474
                                                   ---------   ----------    ---------      ---------  ----------    --------

Income before taxes..............................      7,299        4,808       12,107         10,855        1,154     12,009
                                                                             ---------                               --------

Provision for income taxes ......................                                3,148                                  3,122
                                                                             ---------                               --------

Consolidated net income .........................                           $    8,959                             $    8,887
                                                                             =========                               ========

                                                                                   At June 30,
                                                   ---------------------------------------------------------------------------
                                                                   1999                                  1998
                                                   ----------------------------------       ----------------------------------
                                                       Bank         WCC         Total        Bank           WCC       Total

Segment assets.....................................$1,662,650     $246,640   $1,909,290     $1,539,699    $204,838  $1,744,537
Elimination intersegment receivables...............                            (229,275)                             (192,906)
                                                                             ----------                              --------
Consolidated assets................................                          $1,680,015                             $1,551,631
                                                                             ==========                             ==========

Capital expenditures...............................$    2,530     $     35   $    2,565     $   1,996    $      11  $    2,007

(1)  Operating lease income net of depreciation and loss provision.
(2) Inter-segment interest based on the Corporations weighted average wholesale borrowing costs which was 5.57% and 5.95% for the three months ended June 30, 1999 and 1998, respectively and 5.56% and 5.99% for the six months ended June 30, 1999 and 1998, respectively.

ACCOUNTING DEVELOPMENTS

        In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This Statement was to become effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on operations, financial condition or equity. In July 1999, FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of effective date of SFAS No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 30, 2000.

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

         WSFS has completed an assessment of its core financial and operational software systems and has found them already in compliance, or has developed a plan that is directed toward bringing non-complaint systems into compliance. Its Year 2000 Project Plan is in place and is progressing on schedule.

         WSFS has completed the renovation, testing and re-installation of 100% of its internally maintained Mission Critical Systems including those systems that comprise the books and records of the bank. Its renovation effort is substantially complete for both Significant Impact and Low Impact Systems as well with 96% of the renovation work effort for all systems complete as of June 30, 1999. WSFS has taken a proactive approach in working with several financial industry service providers, such as ATM networks and card processors, to help increase the probability that WSFS customers will have uninterrupted service into the Year 2000.

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

         WSFS plans include a review of the Year 2000 efforts of our suppliers, vendors and other business relationships to encourage the timely resolution of product or service compliance issues. WSFS has completed a review of the Year 2000 risks in its customer base and plans to continue to evaluate these risks.

         WSFS has developed contingencies for various Year 2000 problem scenarios. These contingency plans range from converting from third-party providers that we do not feel are adequately prepared for the Year 2000, to the temporary manual processing of certain critical applications, if necessary. A detailed remediation contingency plan for core applications was in place in early 1998 and a business resumption contingency plan for the core business functions supported by these applications was completed in the second quarter of 1999. Contingency plan testing is underway and is scheduled to be complete in the third quarter of 1999.

         From a cost perspective, WSFS was already involved in upgrading its technology infrastructure and therefore, many potential Year 2000 issues were avoided by the replacement of old systems with new technology. As of June 30, 1999, WSFS has incurred expenses of $2.9 million related to the Year 2000 issue. WSFS anticipates spending an additional $370,000 in future periods. A large portion of costs associated with Year 2000 issues will be met from existing resources through a reprioritization of the technology department initiatives with the remainder representing incremental costs.

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

         Successful and timely completion of the Year 2000 project is based on management's best estimates, which were derived from numerous assumptions of future events, which are inherently uncertain, including the availability of certain resources, third party modification plans, and other factors. Many of the factors that would guarantee Year 2000 success are beyond the control of WSFS. These factors include availability of vendor compliant products, interface system partner compliance, government activity and client readiness. Because of the interconnectedness of the Year 2000 situation, WSFS cannot realistically offer any certifications, representations or guarantees. Nevertheless, WSFS has devoted substantial resources to the problem and describes its plan in this corporate statement. WSFS' Year 2000 initiative is an ongoing process. The information available in this document may be periodically updated and is subject to change without notice. This statement about WSFS' Year 2000 readiness is intended to supercede every statement that has been made previously regarding Year 2000 readiness issues.

FORWARD LOOKING STATEMENTS

           Within this discussion and analysis we have included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, mid-Atlantic region and the country as a whole, loan delinquency rates, Year 2000 issues, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated impact of immediate changes in interest rates on net interest margin and net portfolio value at the specified levels at June 30, 1999 and 1998, calculated in compliance with Thrift Bulletin No. 13A:

                                                             June 30,
                               ---------------------------------------------------------------------
                                            1999                                  1998(1)
                               --------------------------------      -------------------------------
       Change in Interest       % Change in         % Change in       % Change in        % Change in
              Rate              Net Interest       Net Portfolio     Net Portfolio      Net Portfolio
         (Basis Points)          Margin (2)           Value (3)        Margin (2)          Value (3)
         --------------          ----------         ----------         -----------         ---------
              +300                    1%              -25%                  3%              -28%
              +200                    1               -17                   2               -20
              +100                    1                -9                   1               -10
              -100                   -1                 9                  -1                11
              -200                   -2                20                  -3                23
              -300                   -3                32                  -5                36


(1) June 30, 1998 has been restated to reflect the interest-sensitive nature of the operating lease portfolio

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

                                WSFS FINANCIAL CORPORATION





Date:  August 12, 1999          /s/         MARVIN N. SCHOENHALS
                                -----------------------------------------------
                                             Marvin N. Schoenhals
                                Chairman, President and Chief Executive Officer






Date:  August 12, 1999           /s/          MARK A. TURNER
                                -----------------------------------------------
                                               Mark A. Turner
                                         Executive Vice President and
                                            Chief Financial Officer