Form 10-Q
period 1999-09-30
WSFS FINANCIAL CORP
filed 1999-11-15
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1999
                               -----------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from                        to

                         Commission File Number 0-16668

                           WSFS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                      22-2866913
-------------------------------                        ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)


  838 Market Street, Wilmington, Delaware                   19899
------------------------------------------           ----------------
 (Address of principal executive offices)                 (Zip Code)


                                  (302)792-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1999:

Common Stock, par value $.01 per share                    11,319,244
--------------------------------------                --------------------
        (Title of Class)                              (Shares Outstanding)

                                             WSFS FINANCIAL CORPORATION

                                                      FORM 10-Q

                                                        INDEX


                                           PART I.  Financial Information


                                                                                                    Page
Item 1.  Financial Statements

         Consolidated Statement of Operations for the Three and Nine Months
         Ended September 30, 1999 and 1998 (Unaudited)......................................         3

         Consolidated Statement of Condition as of September 30, 1999
         (Unaudited) and December 31, 1998..................................................         4

         Consolidated Statement of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998 (Unaudited)............................................         5

         Notes to the Consolidated Financial Statements for the Three and Nine
         Months Ended September 30, 1999 and 1998 (Unaudited)...............................         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................         8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................         21


                                             PART II.  Other Information



Item 6.    Exhibits and Reports on Form 8-K...................................................        22


Signatures ...................................................................................        23




                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Three months ended                Nine months ended
                                                                September 30,                      September 30,
                                                          -----------------------            ----------------------
                                                          1999            1998               1999              1998
                                                          ----            ----               -----             ----
                                                                                (Unaudited)
                                                                             (Dollars in Thousands)
Interest income:
     Interest and fees on loans .....................   $ 16,721         $ 16,957          $ 49,186           $ 51,586
     Interest on mortgage-backed securities .........      7,385            7,496            23,188             19,671
     Interest and dividends on investment securities         571              655             1,722              2,385
     Other interest income ..........................      2,499            2,206             7,434              7,675
                                                        --------         --------          --------           --------
                                                          27,176           27,314            81,530             81,317
                                                        --------         --------          --------           --------
Interest expense:
     Interest on deposits ...........................      8,278            8,380            24,722             24,237
     Interest on Federal Home Loan Bank advances ....      5,980            6,175            18,440             17,675
     Interest on federal funds purchased and
       securities sold under agreement to
       repurchase ...................................      2,122            2,730             6,167              8,413
     Interest on senior notes and trust preferred
        borrowings ..................................      1,075              829             3,065              2,486
     Interest on other borrowed funds ...............        132               99               317                263
                                                        --------         --------          --------           --------
                                                          17,587           18,213            52,711             53,074
                                                        --------         --------          --------           --------
Net interest income .................................      9,589            9,101            28,819             28,243
Provision for loan losses ...........................        259              189               771                938
                                                        --------         --------          --------           --------

Net interest income after provision for loan losses .      9,330            8,912            28,048             27,305
                                                        --------         --------          --------           --------
Other income:
     Loan and lease servicing fees ..................        833              899             2,569              2,596
     Rental income on operating leases, net .........      3,795            2,997            10,770              8,764
     Deposit service charges ........................      1,401            1,104             3,883              3,148
     Credit/debit card and ATM income ...............      1,072              809             2,723              2,034
     Securities gains (losses) ......................         (9)               4                (8)               280
     Other income ...................................        310              588             1,246              1,439
                                                        --------         --------          --------           --------
                                                           7,402            6,401            21,183             18,261
                                                        --------         --------          --------           --------
Other expenses:
     Salaries, benefits and other compensation ......      4,906            3,855            14,325             12,149
     Equipment expense ..............................        762              527             2,256              1,394
     Data processing and operations expenses ........      1,451            1,297             4,206              3,861
     Occupancy expense ..............................        842              779             2,471              2,226
     Marketing expense ..............................        372              391             1,080                938
     Professional fees ..............................        550              390             1,282              1,243
     Net costs of assets acquired through foreclosure         40                4               184                510
     Other operating expense ........................      1,711            1,842             5,222              5,008
                                                        --------         --------          --------           --------
                                                          10,634            9,085            31,026             27,329
                                                                                           --------           --------
Income before taxes .................................      6,098            6,228            18,205             18,237
Income tax provision ................................      1,586            1,619             4,734              4,741
                                                        --------         --------          --------           --------
Net income ..........................................   $  4,512         $  4,609          $ 13,471           $ 13,496
                                                        ========         ========          ========           ========

Earnings per share:
     Basic ..........................................   $    .40         $    .37          $   1.19           $   1.08
     Diluted ........................................        .40              .37              1.18               1.07

Other comprehensive income, net of tax:
     Net income .....................................   $  4,512         $  4,609          $ 13,471           $ 13,496
     Net unrealized holding gains (losses) on
        securities available-for-sale arising
        during the period ...........................        (72)             670            (3,156)               791
     Less:  reclassification adjustment for gains
       (losses) included in net income ..............         (6)               3                (5)               182
                                                        --------         --------          --------           --------
Comprehensive income ................................   $  4,446         $  5,276          $ 10,320           $ 14,105
                                                        ========         ========          ========           ========

   The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                   September 30,     December 31,
                                                                                      1999               1998
                                                                                   ------------      ------------
                                                                                   (Unaudited)
                                                                                      (Dollars in Thousands)

Assets
Cash and due from banks ....................................................   $    53,923           $    55,848
Federal funds sold and securities purchased under agreements to resell .....        18,100                20,900
Interest-bearing deposits in other banks ...................................         1,409                 7,518
Investment securities held-to-maturity .....................................         6,580                 7,642
Investment securities available-for-sale ...................................        24,605                30,219
Mortgage-backed securities held-to-maturity ................................       266,886               265,858
Mortgage-backed securities available-for-sale ..............................       198,981               193,226
Investment in reverse mortgages, net .......................................        29,514                31,293
Loans held-for-sale ........................................................         5,574                 3,084
Loans, net of allowance for loan losses of $23,542 at September 30, 1999
  and $23,689 at December 31, 1998 .........................................       797,728               760,584
Vehicles under operating leases, net .......................................       226,148               199,967
Equity investment ..........................................................         5,425                  --
Stock in Federal Home Loan Bank of Pittsburgh, at cost .....................        26,250                23,000
Assets acquired through foreclosure ........................................         1,204                 2,993
Premises and equipment .....................................................        13,239                11,919
Accrued interest and other assets ..........................................        25,339                21,659
                                                                               -----------           -----------

Total assets ...............................................................   $ 1,700,905           $ 1,635,710
                                                                               ===========           ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand .............................................   $   111,489           $   108,418
    Money market and interest-bearing demand ...............................        75,527                68,208
    Savings ................................................................       244,613               218,334
    Time ...................................................................       291,374               333,419
                                                                               -----------           -----------
      Total retail deposits ................................................       723,003               728,379
    Jumbo certificates of deposit ..........................................        71,732                65,453
    Brokered certificates of deposit .......................................       114,543                64,468
                                                                               -----------           -----------
      Total deposits .......................................................       909,278               858,300

Federal funds purchased and securities sold under agreements to repurchase .       159,641               153,505
Federal Home Loan Bank advances ............................................       450,000               460,000
Senior notes and trust preferred borrowings ................................        50,000                50,000
Other borrowed funds .......................................................        13,682                 8,904
Accrued expenses and other liabilities .....................................        27,199                19,249
                                                                               -----------           -----------
Total liabilities ..........................................................     1,609,800             1,549,958
                                                                               -----------           -----------

Commitments and contingencies

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding .................................................          --                    --
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,797,513 at September 30, 1999 and 14,695,688 at December 31, 1998 ...           148                   147
Capital in excess of par ...................................................        58,084                57,696
Accumulated other comprehensive income (loss) ..............................        (2,915)                  236
Retained earnings ..........................................................        77,103                64,657
Treasury stock at cost, 3,478,269 shares at September 30, 1999 and 3,192,769
    shares at December 31, 1998 ............................................       (41,315)              (36,984)
                                                                               -----------           -----------
Total stockholders' equity .................................................        91,105                85,752
                                                                               -----------           -----------
Total liabilities and stockholders' equity .................................   $ 1,700,905           $ 1,635,710
                                                                               ===========           ===========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                        Nine Months Ended September 30,.
                                                                                           1999                 1998
                                                                                        -----------         ------------
                                                                                                   (Unaudited)
                                                                                             (Dollars in Thousands)
Operating activities:
    Net income ..................................................................        $  13,471         $  13,496
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan, lease and residual value losses .......................            2,358             1,784
      Depreciation, accretion and amortization ..................................            2,429               894
      Increase in accrued interest receivable and other assets ..................           (1,952)             (591)
      Origination of loans held-for-sale ........................................          (28,622)          (42,095)
      Proceeds from sales of loans held-for-sale ................................           26,091            43,107
      Increase in accrued interest payable and other liabilities ................            7,785             9,113
      Increase in reverse mortgage capitalized interest, net ....................           (5,033)           (3,982)
      Other, net ................................................................              132              (726)
                                                                                         ---------         ---------
 Net cash provided by operating activities ......................................           16,659            21,000
                                                                                         ---------         ---------

Investing activities:
    Net decrease in interest-bearing deposits in other banks ....................            6,109            15,948
    Maturities of investment securities .........................................            1,203            37,768
    Sales of investment securities available-for-sale ...........................           20,000            20,055
    Sales of mortgage backed securities available-for-sale ......................             --              29,883
    Purchases of investment securities held-to-maturity .........................             (295)          (10,000)
    Purchases of investment securities available-for-sale .......................          (14,785)          (10,000)
    Repayments of mortgage-backed securities held-to-maturity ...................           95,517           111,117
    Repayments of mortgage-backed securities available-for-sale .................           58,545            28,249
    Purchases of mortgage-backed securities held-to-maturity ....................          (96,444)         (145,178)
    Purchases of mortgage-backed securities available-for-sale ..................          (69,147)         (152,042)
    Repayments of reverse mortgages .............................................           14,162            12,996
    Disbursements for reverse mortgages .........................................           (7,215)           (7,545)
    Sales of loans ..............................................................             --              11,255
    Purchase of loans ...........................................................          (26,384)           (7,225)
    Net decrease (increase) in loans ............................................          (12,486)           19,060
    Net increase in operating leases ............................................          (37,446           (20,881)
    Net increase in stock of Federal Home Loan Bank of Pittsburgh ...............           (3,250)           (1,498)
    Equity investment ...........................................................           (5,500)             --
    Sales of investment in real estate ..........................................             --               1,252
    Sales of assets acquired through foreclosure, net ...........................           12,593             9,530
    Premises and equipment, net .................................................           (3,124)           (3,192)
                                                                                         ---------         ---------
Net cash used for investing activities ..........................................          (67,947)          (60,448)
                                                                                         ---------         ---------

Financing activities:
    Net increase in demand and savings deposits .................................           41,447            40,216
    Net increase in time deposits ...............................................           14,024            20,149
    Receipts from FHLB borrowings ...............................................           65,000           769,000
    Repayments of FHLB borrowings ...............................................          (75,000)         (734,000)
    Receipts from reverse repurchase agreements .................................           41,911           201,846
    Repayments of reverse repurchase agreements .................................          (35,775)         (234,545)
    Dividends paid on common stock ..............................................           (1,025)             (752)
    Issuance of common stock ....................................................              364               262
    Purchase of treasury stock ..................................................           (4,383)           (5,288)
                                                                                         ---------         ---------
Net cash provided by financing activities .......................................           46,563            56,888
                                                                                         ---------         ---------
Increase (decrease) in cash and cash equivalents ................................           (4,725)           17,440
Cash and cash equivalents at beginning of period ................................           76,748            52,746
                                                                                         ---------         ---------
Cash and cash equivalents at end of period ......................................        $  72,023         $  70,186
                                                                                         =========         =========
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the year ..........................................        $  46,097         $  46,603
Cash paid for income taxes ......................................................              891             1,987
Loans and leases transferred to assets acquired through foreclosure .............           10,814             6,316
Net change in unrealized gains (losses) on securities available-for-sale,
    net of tax ..................................................................           (3,151)              609


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

    WSFS Financial Corporation (the Corporation) is a thrift holding company headquartered in the state of Delaware. The Corporation has two wholly-owned subsidiaries, Wilmington Savings Fund Society, FSB, (the Bank or WSFS) a thrift conducting business in the Mid-Atlantic region and WSFS Capital Trust I, a company formed to issue Trust Preferred Securities to be invested in Junior Subordinated Debentures of the Corporation. The consolidated financial statements include the accounts of the parent company, WSFS Capital Trust I, the Bank and its wholly-owned subsidiaries: WSFS Credit Corporation (WCC), Community Credit Corporation (CCC), 838 Investment Group, Inc. and Star States Development Company, (SSDC).

    The consolidated statement of condition as of September 30, 1999, the consolidated statement of operations for the three and nine months ended September 30, 1999 and 1998 and the consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the September 30, 1999 presentation. The results of operations for the three and nine month periods ending September 30, 1999 are not necessarily indicative of the expected results for the full year ending December 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1998 Annual Report.

2.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

                                                           For the three months           For the nine months
                                                            ended September 30,           ended September 30,
                                                          ----------------------        ----------------------
                                                            1999           1998           1999           1998
                                                          -------        -------        -------        -------
Numerator:
    Net income ...................................        $ 4,512        $ 4,609        $13,471        $13,496
                                                          =======        =======        =======        =======
Denominator:
    Denominator for basic earnings per share -
       weighted average shares ...................         11,319         12,433         11,363         12,467
    Effect of dilutive securities:
      Employee stock options .....................             28            128             63            168
                                                          -------        -------        -------        -------
      Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed exercise of stock options ..........         11,347         12,561         11,426         12,635
                                                          =======        =======        =======        =======
    Basic earnings per share .....................        $   .40        $   .37        $  1.19        $  1.08
                                                          =======        =======        =======        =======
    Diluted earnings per share ...................        $   .40        $   .37        $  1.18        $  1.07
                                                          =======        =======        =======        =======

3.       EQUITY INVESTMENT

     In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc. (C1FN), a corporation formed in 1998 for the express purpose of providing direct-to-consumer marketing, servicing, Internet development and technology management for "branchless" financial services. With this investment, WSFS has approximately a 25% ownership in C1FN and is its largest single shareholder. In addition, WSFS received warrants for the purchase of an additional 20% ownership as well as the opportunity, and under certain circumstances, the obligation, to invest an additional $5.4 million in C1FN, at current offered ownership prices. Under the planned structure, C1FN's Internet-only banking structure will become part of everbank.com(TM), a division of WSFS. Everbank.com(TM) began marketing Internet-only banking to a national clientele in November 1999. At September 30, 1999, this investment was accounted for under the equity method. Given that WSFS expects to obtain a controlling interest in C1FN in the fourth quarter of 1999, it is anticipated that C1FN will be consolidated into WSFS Financial Corporation's financial statements at December 31,1999.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets increased $65.2 million during the nine months ended September 30, 1999. Asset growth included increases of $37.1 million in net loans and $26.2 million in vehicles under operating leases. The increase in loans was primarily due to a $42.4 million increase in residential mortgages. In addition, the increase in loans is net of the large commercial loan prepayments of $23.9 million that occurred during the first quarter of 1999.

    Total liabilities increased $59.8 million between December 31, 1998 and September 30, 1999. During the first nine months of 1999, total deposits grew by $51.0 million, the result of the influx of jumbo certificates of deposit and the acquisition of $50.1 million in brokered deposits. Interest credited to deposits totaled $14.7 million for a net deposit growth of $36.3 million.

    Capital Resources

    Stockholders' equity increased $5.4 million between December 31, 1998 and September 30, 1999. This increase reflects net income of $13.5 million for the first nine months of 1999 partially offset by a $3.2 million increase in net unrealized holding losses on securities available-for-sale for the nine month period. In addition, treasury stock increased $4.3 million as a result of the purchase of 290,000 treasury shares, less the re-issuance of 4,500 shares of treasury stock to the Board of Directors as part of their annual retainer. At September 30, 1999, the Corporation held in its treasury 3,478,269 shares of its common stock at a cost of $41.3 million.

    A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of September 30, 1999 (dollars in thousands):


                                                                                                 To be Well-Capitalized
                                             Consolidated                For Capital            Under Prompt Corrective
                                             Bank Capital             Adequacy Purposes           Action Provisions
                                             ------------             -----------------           -----------------
                                                   Percentage of             Percentage of                Percentage of
                                       Amount         Assets        Amount      Assets           Amount      Assets
                                       ------         ------        ------      ------           ------      ------
Total Capital
  (to Risk-Weighted Assets) ....      $139,053         12.68%      $ 87,696      8.00%         $109,620      10.00%
Core Capital (to Adjusted
  Tangible Assets) .............       130,962          7.69         68,088      4.00            85,110       5.00
Tangible Capital (to Tangible
  Assets) ......................       130,741          7.68         25,530      1.50               N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets) ......................       130,962         11.95            N/A       N/A            65,772       6.00


    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, tier 1 capital has the same definition as core capital. At September 30, 1999, the Bank is in compliance with all regulatory capital requirements and is classified as a "well capitalized" institution. Management anticipates that the Bank will continue to be classified as well-capitalized.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At September 30, 1999, the Bank's liquidity ratio was 6.0% compared to 10.6% at December 31, 1998. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                          September, 30           December 31,
                                                                1999                 1998
                                                          -------------          ------------
                                                                 (Dollars in Thousands)
Nonaccruing loans:
     Commercial .......................................      $ 1,857                $ 2,182
     Consumer .........................................          219                    381
     Commercial mortgages .............................        2,319                  2,383
     Residential mortgages ............................        2,351                  3,068
     Construction .....................................            1                   --
                                                             -------                -------

Total nonaccruing loans ...............................        6,747                  8,014
Nonperforming investments in real estate ..............         --                       76
Assets acquired through foreclosure ...................        1,204                  2,993
                                                             -------                -------

Total nonperforming assets ............................      $ 7,951                $11,083
                                                             =======                =======

Restructured loans ....................................      $  --                  $  --
                                                             =======                =======

Past due loans:
     Residential mortgages ............................      $   354                $   247
     Commercial and commercial mortgages ..............        2,612                  2,654
     Consumer .........................................          222                     86
                                                             -------                -------

Total past due loans ..................................      $ 3,188                $ 2,987
                                                             =======                =======

Ratios:
     Nonperforming loans/leases to total
        loans/leases (1) ..............................         0.64%                  0.81%
     Allowance for loan/lease losses to total gross
        Loans/leases (1) ..............................         2.36                   2.49
     Nonperforming assets to total assets .............          .47                    .68
     Loan loss/lease loss allowance to nonaccruing
        loans/leases (2) ..............................       356.88                 307.97
     Loan/lease and foreclosed asset allowance to total
       Nonperforming assets (2) .......................       306.53                 225.05

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

     Nonperforming assets decreased $3.1 million between September 30, 1999 and December 31, 1998. This decrease resulted primarily from a $1.8 million decline in assets acquired through foreclosure, of which $1.3 million was related to one commercial property. An analysis of the change in the balance of nonperforming assets is presented on the following page.



                                                                     Nine Months Ended              Year Ended
                                                                   September 30, 1999           December 31, 1998
                                                                   ------------------           ------------------
                                                                                     (In Thousands)

Beginning balance.........................................              $   11,083                 $    13,892
     Additions ...........................................                  13,503                      18,809
     Collections/sales ...................................                 (14,026)                    (17,029)
     Transfers to accrual/restructured status.............                  (1,781)                     (2,880)
     Provisions, charge-offs, other adjustments...........                    (828)                     (1,709)
                                                                       -----------                 -----------

Ending balance............................................              $    7,951                   $  11,083
                                                                        ==========                   =========

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

INTEREST RATE SENSITIVITY

     The matching of maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Interest rate-sensitive assets of the Corporation include cash flows that relate to the principal of the operating lease portfolio, which are interest-rate sensitive. The trust preferred borrowing is classified in the less than one-year category reflecting the variable rate feature of the instrument. An interest rate cap was purchased in 1998 in order to limit its interest rate risk exposure. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management as needed. At September 30, 1999, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitivity gap) by $94.1 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased to 89.4% at September 30, 1999 compared to 97.6% at December 31, 1998. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to a negative 5.53% from a negative 1.21% at December 31, 1998. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk.

COMPARISON FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Results of Operations

     The Corporation reported net income of $4.5 million, or $.40 per share (diluted), for the three months ended September 30, 1999, compared to $4.6 million, or $.37 per share (diluted), for the third quarter of 1998. Net income for the nine months ended September 30, 1999 was $13.5 million, or $1.18 per share (diluted), compared to $13.5 million, or $1.07 per share (diluted), for the same period last year. The improvement of earnings per share reflects the Corporation's stock repurchase program, which reduced average shares outstanding by approximately 10% between periods.

     Net Interest Income

     The table on the following page, dollars expressed in thousands, provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.



                                                                         Three Months Ended September 30,
                                            --------------------------------------------------------------------------------
                                                            1999                                        1998
                                            -------------------------------------        -----------------------------------
                                            Average                      Yield/         Average                    Yield/
                                            Balance        Interest       Rate(1)        Balance       Interest     Rate (1)
                                            -------        --------       -------        -------       --------     --------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............    $   528,715    $  10,708       8.10%        $   504,116   $   11,200      8.89%
     Commercial loans ................         99,101        1,858       8.47              88,789        1,695      8.85
     Consumer loans...................        168,876        4,063       9.55             162,057        3,997      9.79
                                              -------    ---------                     ----------  -----------
       Total loans....................        796,692       16,629       8.49             754,962       16,892      9.12

Mortgage-backed securities (5)........        471,840        7,385       6.26             465,335        7,496      6.44
Loans held for sale (3)...............          5,075           92       7.25               3,310           65      7.85
Investment securities (5).............         36,269          571       6.30              41,293          655      6.34
Other interest-earning assets ........         72,253        2,499      13.53              95,603        2,206      9.03
                                          -----------    ---------                      ---------  -----------
     Total interest-earning assets....      1,382,129       27,176       7.95           1,360,503       27,314      8.12
                                                         ---------                                  ----------

Allowance for loan losses.............        (23,677)                                    (24,491)
Cash and due from banks...............         53,738                                      28,047
Vehicles under operating lease, net...        225,225                                     180,615
Other noninterest-earning assets......         38,844                                      33,739
                                          -----------                                 -----------                      -
     Total assets.....................     $1,676,259                                  $1,578,413
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................    $    71,537          373       2.07         $    60,921          393      2.56
     Savings..........................        244,088        1,925       3.13             197,746        1,631      3.27
     Retail time deposits ............        295,134        3,429       4.61             343,698        4,656      5.37
     Jumbo certificates of deposits ..         67,663          898       5.27              44,818          638      5.65
     Brokered certificates of deposit.        114,520        1,653       5.73              64,353        1,062      6.55
                                          ----------      --------                     ----------   ----------
       Total interest-bearing deposits        792,942        8,278       4.14             711,536        8,380      4.67

FHLB of Pittsburgh advances...........        450,000        5,980       5.27             435,000        6,175      5.63
Senior notes and trust preferred
    borrowings .......................         50,000        1,075       8.60              29,100          829     11.39
Other borrowed funds..................        158,840        2,254       5.68             198,104        2,829      5.71
                                          -----------    ---------                    -----------   ----------
     Total interest-bearing liabilities     1,451,782       17,587       4.85           1,373,740       18,213      5.30
                                                         ---------                                  ----------

Noninterest-bearing demand deposits...        110,409                                      86,118
Other noninterest-bearing liabilities.         25,174                                      21,743
Stockholders' equity..................         88,894                                      96,812
                                          -----------                                ------------
     Total liabilities and stockholders'
        equity........................    $ 1,676,259                                  $1,578,413
                                          ===========                                  ==========

Deficit of interest-earning assets over
     interest-bearing liabilities.....    $   (69,653)                              $     (13,237)
                                          ===========                               =============

Net interest and dividend income......                   $   9,589                                   $   9,101
                                                         =========                                   =========

Interest rate spread..................                                   3.10%                                      2.82%
                                                                         ====                                       ====

Net interest margin...................                                   2.86%                                      2.77%
                                                                         ====                                       ====

Net interest and dividend income to
     total average assets.............                                   2.36%                                      2,39%
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

                                                                       Nine Months Ended September 30,
                                           --------------------------------------------------------------------------------
                                                             1999                                        1998
                                            -------------------------------------      ------------------------------------
                                            Average                      Yield/         Average                    Yield/
                                            Balance        Interest      Rate(1)        Balance       Interest     Rate(1)
                                            -------        --------      -------        -------       --------     -------
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............    $   522,467    $  31,817       8.12%         $  510,397   $   34,569      9.03%
     Commercial loans ................         95,812        5,264       8.42              88,308        5,088      8.99
     Consumer loans...................        166,821       11,926       9.56             160,518       11,755      9.79
                                              -------    ---------                     ----------   ----------
       Total loans....................        785,100       49,007       8.47             759,223       51,412      9.19

Mortgage-backed securities (5)........        492,054       23,188       6.28             405,197       19,671      6.47
Loans held for sale (3)...............          3,298          179       7.24               2,963          174      7.83
Investment securities (5).............         36,658        1,722       6.26              49,853        2,385      6.38
Other interest-earning assets ........         80,107        7,434      12.24             109,230        7,675      9.27
                                          -----------    ---------                     ----------   ----------
     Total interest-earning assets....      1,397,217       81,530       7.86           1,326,466       81,317      8.27
                                                         ---------                                  ----------
Allowance for loan losses.............        (23,625)                                    (24,744)
Cash and due from banks...............         49,033                                      24,288
Vehicles under operating lease, net...        216,463                                     175,889
Other noninterest-earning assets......         37,148                                      33,365
                                          -----------                                  ----------
     Total assets.....................     $1,676,236                                  $1,535,264
                                           ==========                                  ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................    $    69,975        1,115       2.13          $   60,462        1,166      2.58
     Savings..........................        233,389        5,293       3.03             184,718        4,375      3.17
     Retail time deposits.............        308,318       10,844       4.70             344,478       13,907      5.40
     Jumbo certificates of deposit....         73,370        2,878       5.24              37,818        1,611      5.70
     Brokered certificates of deposit.        103,614        4,592       5.93              64,260        3,178      6.61
                                          ----------     ---------                     ----------   ----------
       Total interest-bearing deposits        788,666       24,722       4.19             691,736       24,237      4.68

FHLB of Pittsburgh advances...........        467,180       18,440       5.28             416,868       17,675      5.67
Senior notes and trust preferred borrowings    50,000        3,065       8.17              29,100        2,486     11.39
Other borrowed funds..................        154,277        6,484       5.60             201,402        8,676      5.74
                                          -----------    ---------                     ----------   ----------
     Total interest-bearing liabilities     1,460,123       52,711       4.81           1,339,106       53,074      5.28
                                                         ---------                                  ----------

Noninterest-bearing demand deposits...        106,180                                      82,574
Other noninterest-bearing liabilities.         21,857                                      19,732
Stockholders' equity..................         88,076                                      93,852
                                          -----------                                  ----------
     Total liabilities and stockholders'
     equity...........................     $1,676,236                                  $1,535,264
                                           ==========                                  ==========
Deficit of interest-earning assets over
     interest-bearing liabilities.....    $   (62,906)                                 $  (12,640)
                                          ===========                                  ==========
Net interest and dividend income......                   $  28,819                                  $   28,243
                                                         =========                                  ==========
Interest rate spread..................                                   3.05%                                      2.99%
                                                                         ====                                       ====
Net interest margin...................                                   2.83%                                      2.93%
                                                                         ====                                       ====
Net interest and dividend income to
     total average assets.............                                   2.36%                                      2.53%
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

     Net interest income increased $488,000 between the three months ended September 30, 1999 and 1998. The net interest margin increased 9 basis points between the comparable quarters primarily due to a reduced cost of funding. Total interest income decreased $138,000 between the comparable three month periods. The yield on loans declined 63 basis points from 9.12% to 8.49% over the three months ended September 30, 1999 and 1998. The yield on mortgage-backed securities also declined from 6.44% to 6.26%. Total interest expense declined $626,000 between the three months ended September 30, 1999 and 1998. The cost of interest-bearing deposits was reduced by 53 basis points between the comparable periods, the result of favorable repricing. The cost of borrowings, including trust-preferred borrowings declined 29 basis points to 5.65% from 5.94% over the same period.

     Net interest income increased $576,000 between the nine months ended September 30, 1999 and 1998. The net margin declined 10 basis points between comparable quarters primarily due to the $40.6 million growth in the average operating lease portfolio, which significantly enhances fee income but expectedly depresses the margin as the funding costs are reflected in interest expense. Total interest income increased $213,000 between 1999 and 1998 primarily due to the increase in mortgaged-backed securities. The average investment in mortgage-backed securities increased $86.9 million between the nine months ended September 30, 1999 and 1998. In addition, total average loans increased $25.9 million, between 1999 and 1998, however the yield on loans declined by 72 basis points. The yield on mortgage-backed securities also declined from 6.47% to 6.28% over the same period. Total interest expense decreased $363,000 between the nine months ended September 30, 1999 and 1998. The decrease is attributed to the reduction in the cost of funds. The cost of interest-bearing deposits was reduced by 49 basis points between 1999 and 1998. The cost of borrowings, including trust-preferred borrowings declined 38 basis points to 5.56% from 5.94% over the same period.

     Allowance for Loan/Lease Losses:

     The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                     Nine Months Ended       Nine Months Ended
                                    September  30, 1999     September  30, 1998
                                    -------------------     -------------------
                                             (Dollars in Thousands)
Beginning balance .............          $23,689                   $24,850
Provision for loan losses .....              771                       938
Charge-offs:
     Residential real estate ..              164                       184
     Commercial real estate (1)              537                       388
     Commercial ...............               16                       648
     Consumer (2) .............              754                       858
                                         -------                   -------
        Total charge-offs .....            1,471                     2,078
                                         -------                   -------
Recoveries:
     Residential real estate ..             --                           6
     Commercial real estate (1)              256                       121
     Commercial ...............              105                        20
     Consumer (2) .............              192                       118
                                         -------                   -------
        Total charge-offs .....              553                       265
                                         -------                   -------
Net charge-offs ...............              918                     1,813
                                         -------                   -------
Ending balance ................          $23,542                   $23,975
                                         =======                   =======

     The following table represents a summary of the changes in the allowance for lease credit losses during the periods indicated:

                                                                      Nine Months Ended             Nine Months Ended
                                                                     September 30, 1999           September 30, 1998
                                                                   -----------------------       ----------------------
                                                                                   (Dollars in Thousands)

Beginning balance ............................................          $     992                     $    1,097
Provision for losses on vehicles under operating leases.......                648                            422

Charge-offs...................................................                501                            640
Recoveries ...................................................                198                            163
                                                                        ---------                     ----------
Net charge-offs ..............................................                303                            477
                                                                        ---------                      ---------

Ending balance ...............................................          $   1,337                     $    1,042
                                                                        =========                       ========

Net charge-offs to average gross loans/leases outstanding,
     net of unearned income (3)...............................                .16%                           .33%
                                                                        =========                     ==========

(1)  Includes commercial mortgages and construction loans.
(2)  Includes finance-type leases.
(3)  Ratio is annualized.

Other Income

     Noninterest income increased $1.0 million between the three months ended September 30, 1998 and 1999. This increase resulted primarily from net rental income on operating leases, which increased $798,000, between the comparable quarters. The growth in rental income was attributable to a 25% increase in the average balance of vehicles under operating leases between September 30, 1998 and 1999. In addition, deposit service charges increased $297,000 during the quarter ended September 30, 1999 in comparison to the quarter ended September 30, 1998, due to increased fees along with the addition of six new branches. Credit/debit and ATM fee income increased $263,000 between the third quarters of 1999 and 1998 primarily due to the expansion of the Bank's ATM network and increased usage of the Company's debit card. Partially offsetting these increases was the other income category, which decreased $278,000 between the comparable periods. Other income included a $75,000 loss related to CustomerOne Financial Network, Inc. (C1FN), based on the equity method of accounting. This represents 25% (WSFS' percentage of ownership of C1FN) of C1FN's loss for the month of September. In addition this category included $82,000 in gains on the sale of loans during 1998 compared to a $6,000 loss in 1999.

     Noninterest income increased $2.9 million between the nine months ended September 30, 1998 and 1999. This increase resulted primarily from net rental income on operating leases, which increased $2.0 million between the nine months ended September 30, 1998 and 1999, the result of a 23% rise in the average balance of vehicles under operating leases during the comparable periods. In addition, deposit service charges increased $735,000 while credit/debit card and ATM fee income increased $689,000 between the comparable time period. Partially offsetting these increases was a decline in securities gains of $288,000.

     Other Expenses

     Noninterest expenses increased $1.5 million between the quarters ended September 30, 1998 and 1999. Higher salary, equipment, data processing and occupancy expenses accounted for the planned increase and were primarily associated with six new retail banking offices, expansion of the fee generating ATM network and investments in technology for enhanced customer service capabilities.

     Noninterest expenses increased $3.7 million between the nine months ended September 30, 1998 and 1999. Consistent with the quarterly results, higher salary, equipment, data processing and occupancy expenses accounted for the planned increase and were primarily associated with six new retail banking offices, expansion of the fee generating ATM network and investments in technology for enhanced customer service capabilities. Partially offsetting these increases was a $326,000 decline in net costs of assets acquired through foreclosure, the result of the decline in problem assets.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the three and nine months ended September 30, 1999 of $1.6 million and $4.7 million, respectively, compared to an income tax provision of $1.6 million and $4.7 million, for the comparable periods of 1998. The effective tax rates for the three and nine months ended September 30, 1999 were 26% compared to 26%, which is essentially the same as comparable periods in 1998. These effective rates reflect the recognition in the financial statements of certain tax benefits from a previous acquisition of a reverse mortgage lender into the Corporation; and from a fifty-percent interest income exclusion on an ESOP loan.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

SEGMENT INFORMATION

         Under the definition of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information, the Corporation has two operating segments:
Wilmington Savings Fund Society, FSB (Bank) and WSFS Credit Corporation (WCC). The Bank segment provides financial products through its branch network to consumer and commercial customers. The WCC segment provides loans and leases indirectly through unrelated auto dealerships primarily in the Mid-Atlantic region.

         Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information, expressed in thousands, for the three and nine months ended September 30, 1999 and 1998 follow:


                                                                     For the three months ended September 30,
                                                 ------------------------------------------------------------------------------
                                                                 1999                                      1998
                                                  -------------------------------------     ------------------------  ---------
                                                    Bank          WCC          Total           Bank        WCC           Total
                                                 ---------     ---------     ---------      ---------   ---------     ---------
External customer revenues:
    Interest income...........................   $  26,682     $     494     $  27,176      $  26,719   $     595     $  27,314
    Other income .............................       3,240         4,162(1)      7,402          2,934       3,467(1)      6,401
                                                 ---------     ---------     ---------      ---------   ---------     ---------
Total external customer revenues .............      29,922         4,656        34,578         29,653       4,062        33,715
                                                 ---------     ---------     ---------      ---------   ---------     ---------
Intersegment revenues:
    Interest income...........................       3,220(2)         -          3,220          2,795(2)        -         2,795
    Other income .............................          23             1            24             19           2            21
                                                 ---------     ---------     ---------      ---------   ---------     ---------
Total intersegment revenues ..................       3,243             1         3,244          2,814           2         2,816
                                                 ---------     ---------     ---------      ---------   ---------     ---------
Total revenue.................................      33,165         4,657        37,822         32,467       4,064        36,531
                                                 ---------     ---------     ---------      ---------   ---------     ---------

External customer expenses:
    Interest expense .........................      17,587             -        17,587         18,213           -        18,213
    Other expenses............................       9,873           416        10,289          8,376         447         8,823
    Other depreciation and amortization.......         586            18           604            431          20           451
                                                 ---------     ---------     ---------      ---------   ---------     ---------
Total external customer expenses .............      28,046           434        28,480         27,020         467        27,487
                                                 ---------     ---------     ---------      ---------   ---------     ---------
Intersegment expense:
    Interest expense..........................           -         3,220(2)      3,220              -       2,795(2)      2,795
    Other expenses............................           1            23            24              2          19            21
                                                 ---------     ---------     ---------      ---------   ---------     ---------
Total intersegment expenses ..................           1         3,243         3,244              2       2,814         2,816
                                                 ---------     ---------     ---------      ---------   ---------     ---------

Total expenses ...............................      28,047         3,677        31,724         27,022       3,281        30,303
                                                 ---------     ---------     ---------      ---------   ---------     ---------
Income before taxes...........................       5,118           980         6,098          5,445         783         6,228
                                                                             ---------                                ---------
Provision for income taxes ...................                                   1,586                                    1,619
                                                                             ---------                                ---------

Consolidated net income ......................                               $   4,512                                $   4,609
                                                                             =========                                ==========





                                                                      For the nine months ended September 30,
                                                -------------------------------------------------------------------------------
                                                                   1999                                  1998
                                                --------------------------------------       ----------------------------------
                                                       Bank         WCC         Total        Bank         WCC       Total

External customer revenues:
    Interest income...........................   $  80,012    $    1,518     $  81,530      $  79,492  $    1,825     $  81,317

    Other income .............................       9,293        11,890(1)     21,183          8,335       9,926(1)     18,261
                                                 ---------    ----------     ---------      ---------  ----------     ---------
Total external customer revenues .............      89,305        13,408       102,713         87,827      11,751        99,578
                                                 ---------    ----------     ---------      ---------  ----------     ---------
Intersegment revenues:
    Interest income...........................       9,271(2)          -         9,271          8,369(2)        -         8,369
    Other income .............................          68             4            72             61           6            67
                                                 ---------    ----------     ---------      ---------  ----------     ---------
Total intersegment revenues ..................       9,339             4         9,343          8,430           6         8,436
                                                 ---------    ----------     ---------      ---------  ----------     ---------
Total revenue.................................      98,644        13,412       112,056         96,257      11,757       108,014
                                                 ---------    ----------     ---------      ---------  ----------     ---------
External customer expenses:
    Interest expense .........................      52,711             -        52,711         53,074           -        53,074
    Other expenses............................      28,737         1,270        30,007         25,679       1,330        27,009
    Other depreciation and amortization.......       1,732            58         1,790          1,198          60         1,258
                                                 ---------    ----------     ---------      ---------  ----------     ---------
Total external customer expenses .............      83,180         1,328        84,508         79,951       1,390        81,341
                                                 ---------    ----------     ---------      ---------  ----------     ---------
Intersegment expense:
    Interest expense..........................           -         9,271(2)      9,271              -       8,369(2)      8,369
    Other expenses............................           4            68            72              6          61            67
                                                 ---------    ----------     ---------      ---------  ----------     ---------
Total intersegment expenses ..................           4         9,339         9,343              6       8,430         8,436
                                                 ---------    ----------     ---------      ---------  ----------     ---------
Total expenses ...............................      83,184        10,667        93,851         79,957       9,820        89,777
                                                 ---------    ----------     ---------      ---------  ----------     ---------
Income before taxes...........................      15,460         2,745        18,205         16,300       1,937        18,237
                                                                             ---------                                ---------
Provision for income taxes ...................                                   4,734                                    4,741

Consolidated net income ......................                              $   13,471                                $  13,496
                                                                            ==========                                =========





                                                                     At (for) the nine months ended September 30,
                                                -------------------------------------------------------------------------------
                                                                   1999                                  1998
                                                --------------------------------------       ----------------------------------
                                                       Bank         WCC         Total        Bank         WCC       Total


Segment assets................................  $1,681,097      $250,983    $1,932,080     $1,584,415    $212,248    $1,796,663
Elimination intersegment receivables..........                                (231,175)                                (200,971)
                                                                           -----------                                --------
Consolidated assets...........................                              $1,700,905                               $1,595,692
                                                                           ===========                               ==========

Capital expenditures..........................  $    3,293      $     37    $    3,330     $    3,203  $       13    $    3,216


(1)  Operating lease income net of depreciation and loss provision.

(2) Inter-segment interest based on the Corporations weighted average wholesale borrowing costs which was 5.65% and 5.94% for the three months ended September 30, 1999 and 1998, respectively and 5.56% and 5.94% for the nine months ended September 30, 1999 and 1998, respectively.

ACCOUNTING DEVELOPMENTS

        In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended in July 1999 by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on operations, financial condition or equity.

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

         WSFS is subject to the regulation and supervision of various banking regulators, whose oversight includes providing specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the WSFS Year 2000 programs are conducted periodically and reports are submitted by the Bank to the banking regulators and the Board of Directors on a periodic basis.

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

         WSFS has completed the renovation, testing and re-installation of 100% of its internally maintained Mission Critical Systems including those systems that comprise the books and records of the bank. Its renovation effort is substantially complete for both Significant Impact and Low Impact Systems as well, with approximately 99% of the renovation work effort for all systems complete as of September 30, 1999. WSFS has taken a proactive approach in working with several financial industry service providers, such as ATM networks and card processors, to help increase the probability that WSFS customers will have uninterrupted service into the Year 2000.

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

         WSFS has developed contingencies for various Year 2000 problem scenarios. These contingency plans range from converting from third-party providers that we do not feel are adequately prepared for the Year 2000, to the temporary manual processing of certain critical applications, if necessary. A detailed remediation contingency plan for core applications was in place in early 1998 and a business resumption contingency plan for the core business functions supported by these applications was completed in the second quarter of 1999. We continue to test and refine our Year 2000 contingency plans.

         From a cost perspective, WSFS was already involved in upgrading its technology infrastructure and therefore, many potential Year 2000 issues were avoided by the replacement of old systems with new technology. As of September 30, 1999, WSFS has expended $3.0 million related to the Year 2000 issue. WSFS anticipates spending an additional $225,000 in future periods. A large portion of costs associated with Year 2000 issues will be met from existing resources through a reprioritization of the technology department initiatives with the remainder representing incremental costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated impact of immediate changes in interest rates on net interest margin and net portfolio value at the specified levels at September 30, 1999 and 1998, calculated in compliance with Thrift Bulletin No. 13A:

                                                               September 30,
                                     --------------------------------------------------------------------
                                                  1999                               1998(1)
                                     --------------------------------     --------------------------------
            Change in Interest       % Change in         % Change in       % Change in        % Change in
                   Rate              Net Interest       Net Portfolio     Net Portfolio      Net Portfolio
              (Basis Points)          Margin (2)           Value (3)        Margin (2)          Value (3)
              --------------          ----------        -------------     -------------      -------------

                   +300                    0%                -27%               2%               -23%
                   +200                    0                -19                  2               -16
                   +100                    0                -10                  1                -9
                   -100                   -1                 11                 -1                 9
                   -200                   -1                 22                 -3                19
                   -300                   -2                 34                 -4                30




(1) September 30, 1998 has been restated to reflect the interest-sensitive nature of the operating lease portfolio

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

Part II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

(a)      None.
(b) Report on Form 8-K, dated September 13, 1999, contained a press release dated September 7, 1999, announcing the anticipated entry into the Internet-only banking sector, through everbank.com(TM).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           WSFS FINANCIAL CORPORATION





Date:  November 12, 1999              /s/    MARVIN N. SCHOENHALS
                                     -------------------------------------------
                                             Marvin N. Schoenhals
                                             Chairman, President and
                                             Chief Executive Officer






Date:  November 12, 1999              /s/         MARK A. TURNER
                                     -------------------------------------------
                                                  Mark A. Turner
                                                  Executive Vice President and
                                                  Chief Financial Officer