Form 10-K
period 1999-12-31
WSFS FINANCIAL CORP
filed 2000-03-30
CIK 828944

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing prices of the registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation System as of March 16, 2000 was $92,607,346. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 5% of the outstanding shares.

   As of March 16, 2000, there were issued and outstanding 10,947,744 shares of the registrant's common stock.

                         -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000 are incorporated by reference in Part III hereof.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                             Part I
                                                                                            Page

Item 1.    Business  ....................................................................     3

Item 2.    Properties  ..................................................................    23

Item 3.    Legal Proceedings.............................................................    26

Item 4.    Submission of Matters to a Vote of Security Holders...........................    26

                                             Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder  Matters........    27

Item 6.    Selected Financial Data.......................................................    28

Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................    29

Item 8.    Financial Statements and Supplementary Data...................................    46

Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure......................................................    90

                                            Part III

Item 10.   Directors and Executive Officers of the Registrant............................    90

Item 11.   Executive Compensation........................................................    90

Item 12.   Security Ownership of Certain Beneficial Owners and Management................    90

Item 13.   Certain Relationships and Related Transactions................................    90


                                             Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    91

           Signatures....................................................................    94


                                     PART I

Item 1.  Business

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the Bank or WSFS). The long-term goal of the Corporation is to maintain its high-performing financial services company status by focusing on its core banking business while developing unique profitable niches in complementary businesses which may operate outside the Bank's geographical footprint. Founded in 1832, WSFS is one of the oldest financial institutions in the country. It has operated under the same name and charter serving the residents of Delaware for over 167 years. WSFS is the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy.

         The Bank provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services funding these activities primarily with retail deposits and borrowings. The banking operations of WSFS are presently conducted from 24 retail banking offices located in Northern Delaware and Southeastern Pennsylvania. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

         Fully owned subsidiaries of the Bank include WSFS Credit Corporation
(WCC), which is engaged primarily in indirect motor vehicle leasing; and 838 Investment Group, Inc., which markets various insurance products and securities through the Bank's branch system. An additional subsidiary, Star States Development Company (SSDC), is currently inactive having sold its final parcel of land in 1998.

         In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc (C1FN), a St Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-consumer marketing, servicing, internet development and technology management for "branchless" financial services. At December 31, 1999, WSFS is C1FN's largest single shareholder, has majority control through a voting trust and is currently sharing in 43% of operating results. In addition, WSFS received warrants for the purchase of 20% additional ownership of C1FN, as well as the opportunity and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at current offered ownership prices. As a result of this investment, C1FN's internet-only banking structure became part of everbank.comtm, a division of WSFS. C1FN and WSFS manage the operations of everbank.com(TM). Everbank.comtm began marketing internet-only banking to a national clientele in November of 1999.

         Additionally, in November 1999, the Corporation expanded the home equity lending business of Community Credit Corporation (CCC) which began operations in 1994. CCC was renamed Wilmington National Finance, Inc. (WNFI) and WSFS retained a 51% ownership with the remainder held by WNFI's new executives retained to lead the expansion of WNFI. WSFS also has warrants to obtain an additional 15% ownership in WNFI. Both C1FN and WNFI are consolidated into the financial statements of the Corporation. See Note 19 of the consolidated financial statements, "Investments in Non-wholly Owned Subsidiaries", for further discussion.

         As a federally chartered savings institution, the Bank is subject to extensive regulation by the Office of Thrift Supervision (OTS), the FDIC and the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. See the "Regulation" section for a further discussion of certain of these regulatory requirements.

The Corporation recorded net income of $19.7 million for the year ending December 31, 1999, compared to $16.5 million and $16.4 million in 1998 and 1997, respectively.

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

INVESTMENT ACTIVITIES

         The Company's short-term investment portfolio is intended to provide collateral for borrowings and to meet liquidity requirements. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                          December 31,
                                             --------------------------------------------------------------------------
                                                        1999                     1998                      1997
                                             -----------------------     ---------------------     --------------------
                                                            Percent                   Percent                   Percent
                                                              of                         of                        of
                                              Amount         Assets     Amount         Assets      Amount        Assets
                                              ------       ----------   ------       ----------    ------      --------
                                                                         (Dollars In Thousands)
Held-to-Maturity:

Corporate bonds............................. $  6,855        0.4%        $ 6,059       0.4%        $12,030         1.0%
U.S. Government and agencies................        -         -               -         -           15,000         0.8
State and political subdivisions ...........    1,757        0.1           1,583       0.1           1,534         0.1
                                              -------      -----         -------     ------         -------      -----
                                                8,612        0.5           7,642       0.5          28,564         1.9
                                              -------      -----         -------     ------         -------      -----

Available-for-Sale:

U.S. Government and agencies................  28,436         1.6         30,219        1.9          50,091        3.3
Other investments...........................     425           -              -         -                -         -
                                              -------      -----         -------     ------         -------      -----
                                              28,861         1.6         30,219        1.9          50,091        3.3
                                              -------      -----         -------     ------         -------      -----


Short-term investments:

Federal funds sold and securities purchased
    under agreements to resell..............        -          -          20,900       1.3          25,279        1.7
Interest-bearing deposits in other banks (1)    8,026        0.5           7,518       0.4          28,892        1.9
                                              -------      -----         -------     ------         -------      -----
                                                8,026        0.5          28,418       1.7          54,171        3.6
                                              -------      -----         -------     ------         -------      -----
                                              $45,499        2.6%       $ 66,279       4.1%       $132,826        8.8%
                                              =======      =====        ========     ======       ========       =====

  (1) Interest-bearing deposits in other banks do not include deposits with a maturity greater than one year.

         In 1999, the Bank purchased $18 million in U.S. Government securities, of which $18 million was classified as available-for-sale, and $2 million in corporate bonds which were classified as held-to-maturity. In addition, there were sales of U.S. Government securities totaling $20 million. There is also a sale on $9.7 million of U.S. Government securities, classified as available-for-sale, from which a loss of $289,000 has been accrued in 1999. This sale settled in January 2000. The reduction in corporate bonds since 1997 has been primarily due to maturities and calls. In 1998, the Bank purchased $20 million in U.S. Government securities, of which $10 million was classified as available-for-sale, and there were sales and calls of U.S. Government securities totaling $20 million and $25 million, respectively. In 1997, the Bank purchased $105 million in U.S. Government securities of which $90 million was classified as available for sale. Of these securities, $40 million was sold in 1997.

         The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 1999. Substantially all of the related interest and dividends represent taxable income. Yields on tax-exempt investments are calculated on the basis of actual yields and not on a tax-equivalent basis, since the effect of the equivilization is immaterial.

                                                          At December 31, 1999
                                                          --------------------
                                                          Amount        Yield
                                                          ------        -----
                                                         (Dollars in Thousands)
        Held-to-Maturity:

        Corporate bonds:
          Within one year...............................     $   218      6.60%
          After one but within five years...............       1,563      6.56
          After five but within ten years...............       1,884      6.32
          After ten years...............................       3,190      8.92
                                                             -------
                                                               6,855      7.59
                                                             -------


        State and political subdivisions (1):
          After ten years...............................       1,757      7.55
                                                             -------


        Total debt securities, held-to-maturity.........       8,612      7.58
                                                             -------

        Available-for-Sale:

        U.S. Government and agencies:
           Within one year..............................       3,059      5.86
           After one but within five years..............      25,377      6.02
                                                             -------
                                                              28,436      6.01
                                                             -------

        Other investments:
           Within one year..............................         425
                                                             -------


        Total debt securities, available-for-sale.......      28,861      5.91
                                                             -------

        Short-term investments:

          Interest-bearing deposits in other banks......       8,026      4.03
                                                             -------

        Total short-term investments....................       8,026      4.03
                                                             -------

                                                             $45,499      5.90%
                                                             =======

(1) Yields on state and political subdivisions are not calculated on a tax-equivalent basis since the effect would be immaterial.

         In addition to the foregoing investment securities, the Company has maintained an investment portfolio of mortgage-backed securities, which increased dramatically after 1993 as the Company implemented investment growth strategies during subsequent years. Purchases of mortgage-backed securities, including collateralized mortgage obligations, in 1999 totaled $171 million, of which $76 million was classified as available-for-sale and $95 million was classified as held-to-maturity. There is a sale of $24.6 million of collateralized mortgage obligations, from which a loss of $730,000 has been accrued in 1999. This sale settled in January 2000. Reductions in the other categories, for all years, were due to principal repayments.

         The following table sets forth the book values of mortgage-backed securities and their related weighted average stated rates at the end of the last three fiscal years.


                                                                             December 31,
                                                  ---------------------------------------------------------------------
                                                       1999                       1998                     1997
                                                  -----------------      --------------------       -------------------
                                                                         (Dollars in Thousands)

                                                 Stated                   Stated                    Stated
                                                 Amount        Rate       Amount        Rate        Amount         Rate
                                                 ------       ------      ------       ------       ------        -----
Held-to-Maturity:

Collateralized mortgage obligations.........    $191,839       6.65%       $175,619      6.78%      $151,982       7.30%
GNMA .......................................         852       6.48           1,044      6.93          1,299       7.16
FHLMC.......................................      33,036       6.15          42,337      6.16         55,822       6.17
FNMA........................................      31,065       6.23          40,881      6.26         53,134       6.26
Other.......................................       2,033       5.31           5,977      7.36         12,663       7.50
                                                --------       ----        --------      ----       --------     ------
                                                $258,825       6.53%       $265,858      6.61%      $274,900       6.88%
                                                ========       ====        ========      ====       ========     ======

Available-for-Sale:

Collateralized mortgage obligations ........    $173,544       6.43%       $168,997      6.54%       $57,374       7.26%
FHLMC.......................................         143       6.61               -         -              -          -
GNMA........................................      15,237       5.40         24,229       6.11              -          -
                                                --------       ----        --------      ----        -------     ------
                                                $188,924       6.34%      $193,226       6.49%       $57,374       7.26%
                                                ========       ====        ========      ====        =======     ======

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

         The following table sets forth the composition of the Corporation's loan/lease portfolio by type of loan/lease at each of the dates indicated. Other than as disclosed below, the Company had no concentrations of loans/leases exceeding 10% of total loans/leases at December 31, 1999:

                                                                              December 31,
                                   -------------------------------------------------------------------------------------------------
                                          1999                 1998               1997               1996               1995
                                   ------------------   -----------------    -----------------  ----------------  ------------------
                                   Amount    Percent    Amount    Percent    Amount    Percent   Amount  Percent   Amount   Percent
                                   ------    -------    --------  -------   ---------  -------  -------- -------  --------  --------
                                                                          (Dollars in Thousands)

Residential real estate (1) ....   $393,243     35.7%   $291,110    30.2%    $287,349    30.7%  $279,060   33.8%  $276,926     35.0%
Commercial real estate:
Commercial mortgage ............    201,559     18.3     226,063    23.5      238,533    25.5    278,935   33.8    293,979     37.1
Construction ...................     21,561      2.0      11,642     1.2       12,553     1.3     27,056    3.3     29,959      3.8
                                 ----------    -----    --------   -----     --------   -----   --------  -----   --------    -----
  Total commercial real estate .    223,120     20.3     237,705    24.7      251,086    26.8    305,991   37.1    323,938     40.9
Commercial .....................    115,931     10.5      97,524    10.1       94,686    10.1     28,602    3.5     23,894      3.0
Consumer .......................    175,785     16.0     165,660    17.2      159,432    17.0    135,552   16.4    114,265     14.4
Finance leases .................                                                                  60,985    7.4     98,840     12.5
                                 ----------    -----    --------   -----     --------   -----   --------  -----   --------    -----

Gross loans ....................    908,079     82.5     791,999    82.2      792,553    84.6    810,190   98.2    837,863    105.8

Less:
Unearned income ................      3,870      0.4       4,642     0.5        3,240     0.3     13,102    1.6     21,512      2.7
Allowance for loan losses ......     23,024      2.1      23,689     2.5       24,850     2.7     24,241    2.9     24,167      3.1
                                 ----------    -----    --------   -----     --------   -----   --------  -----   --------    -----

  Net loans ....................    881,185     80.0     763,668    79.2      764,463    81.6    772,847   93.7    792,184    100.0
                                 ----------    -----    --------   -----     --------   -----   --------  -----   --------    -----
Vehicles under operating leases,
  net ..........................    220,209     20.0     199,967    20.8      172,115    18.4     52,036    6.3          -      -
                                 ----------    -----    --------   -----     --------   -----   --------  -----   --------    -----
Net loans and vehicles under
 operating leases .............. $1,101,394    100.0%   $963,635   100.0%    $936,578   100.0%  $824,883  100.0%  $792,184    100.0%
                                 ==========    =====    ========   =====     ========   =====   ========  =====   ========    =====

-----------------
(1)  Includes $24,572, $3,103, $2,222, $773, and $4,401of residential mortgage loans held-for-sale at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

      The following table sets forth information as of December 31, 1999 regarding the dollar amount of loans and leases maturing in the Company's portfolios, including scheduled repayments of principal, based on contractual terms to maturity. In addition, the table sets forth the dollar amount of loans maturing during the indicated periods, based on whether the loan has a fixed- or adjustable-rate as well as leases maturing during the indicated periods. Loans and leases having no stated maturity or repayment schedule are reported in the one year or less category.

                                                              Less than        One to          Over
                                                              One Year        Five Years     Five Years     Total
                                                            -----------      ------------    ----------   ---------
                                                                                  (In Thousands)

Real estate loans (1).....................                  $   40,135       $  159,524       $ 370,571   $  570,230
Construction loans........................                       7,281           11,165           3,115       21,561
Commercial loans..........................                      27,414           30,766          57,751      115,931
Consumer loans ...........................                      64,400           69,101          42,284      175,785
                                                            ----------       ----------       ---------  -----------
                                                            $  139,230       $  270,556       $ 473,721  $   883,507
                                                            ==========       ==========       =========  ===========
Rate sensitivity:
  Fixed...................................                  $   58,203       $  180,848       $ 197,135  $   436,186
  Adjustable..............................                      81,027           89,708         276,586      447,321
                                                            ----------       ----------       ---------   ----------
                                                               139,230          270,556         473,721      883,507
                                                            ----------       ----------       ---------   ----------

Vehicles under operating leases, net                            67,383          152,826               -      220,209
                                                            ----------       ----------       ---------   ----------

Gross loans and net operating leases                        $  206,613        $ 423,382       $ 473,721   $1,103,716
                                                            ==========       ==========       =========   ==========

--------------
(1)  Includes commercial mortgage loans; does not include loans held-for-sale.

         The above schedule does not include any prepayment assumptions. Although prepayments tend to be highly dependent upon the current interest rate environment, management believes that the actual repricing and maturity of the loan and lease portfolio is significantly shorter than is reflected in the above table as a result of prepayments.

         Residential Real Estate Lending. WSFS originates residential mortgage loans with loan-to-value ratios up to 97%; however, the Bank generally requires private mortgage insurance for up to 30% of the mortgage amount on mortgage loans whose loan-to-value ratio exceeds 80%. The Bank does not have any significant concentrations of such insurance with any one insurer. On a very limited basis, the Bank originates loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 1999, the balance of all such loans was approximately $20.2 million. Generally, residential mortgage loans originated or purchased are underwritten and documented in accordance with standard underwriting criteria published by FHLMC to assure maximum eligibility for subsequent sale in the secondary market; however, unless loans are specifically designated for sale, the Company holds newly originated loans in portfolio for long-term investment. Among other things, title insurance is required, insuring the priority of its lien, and fire and extended coverage casualty insurance for the properties securing the residential loans. All properties securing residential loans made by the Bank are appraised by independent appraisers selected by the Bank and subject to review in accordance with Bank standards.

         The majority of residential real estate adjustable-rate loans currently originated have interest rates that adjust yearly, after an initial period, with the change in rate limited to two percentage points at any adjustment date. The adjustments are generally based upon a margin (currently 2.75 percent) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board.

         Generally, the maximum rate on these loans is up to six percent above the initial interest rate. The Bank generally underwrites adjustable-rate loans under standards consistent with private mortgage insurance and secondary market criteria. The Bank does not originate adjustable-rate mortgages with payment limitations that could produce negative amortization. Consistent with industry practice in its market area, the Bank has typically originated adjustable-rate mortgage loans with initially discounted interest rates. All such loans are underwritten at the fully-indexed rate.

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

         Commercial Real Estate and Commercial Lending. Federal savings banks, are generally permitted to invest up to 400% of its total regulatory capital in nonresidential real estate loans and up to 20% of its assets in commercial loans. As a federal savings bank which was formerly chartered as a Delaware savings bank, however, the Bank has certain additional lending authority. From 1991 to 1993, the Bank had been operating under a Capital Plan and was subject to the terms and conditions of a Capital Directive. Consequently, WSFS had discontinued the origination of commercial real estate and construction loans other than renewal of performing loans or funding outstanding commitments. Beginning in 1994, after the Plan and Directive were lifted, the Bank began to originate commercial real estate loans and commercial construction loans in its primary market area.

         WSFS offers commercial real estate mortgage loans on multi-family and other commercial real estate. Generally, loan-to-value ratios for such loans do not exceed 80% of appraised value at origination. As a result of subsequent changes in the real estate market, however, current loan-to-value ratios on certain loans could effectively be in excess of 80%.

         The Bank offers commercial construction loans to developers. These loans are made as "construction/permanent" loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. Such construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate and adjusted periodically as the Bank's prime rate changes. The loan appraisal process includes the same criteria as required for permanent mortgage loans as well as completed plans, specifications, comparables and cost estimates. These items are used, prior to approval of the credit, as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals are to be reviewed independently of the commercial lending area. Generally, the loan-to-value ratio for construction loans does not exceed 75%. The initial interest rate on the permanent portion of the financing is determined based upon the prevailing market rate at the time of conversion to the permanent loan. At December 31, 1999, $43.5 million was committed for construction loans, of which $21.6 million had been disbursed.

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

         Construction loans involve risks attributable to the fact that loan funds are advanced as the construction progresses. The valuation of the underlying collateral can be difficult to quantify prior to the completion of the construction due to uncertainties inherent in construction such as ever changing construction costs, delays arising from labor or material shortages and other unpredictable contingencies. The Bank attempts to mitigate these risks and plan for these contingencies through additional analysis and monitoring of its construction projects.

         Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25%, if the additional incremental 10% is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. A single large extension of credit by the Bank would be limited by this 15% of capital restriction, except if the extension of credit would be fully or partially secured by U.S. treasury securities. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. In April 1997, the bank originated a $35.5 million loan to refinance an employee stock ownership plan ("ESOP") loan of a company. Approximately 80% of the loan is secured by discounted U.S. treasury securities. The portion of the loan that is secured by U.S. treasury securities is exempt from the above lending limits. At December 31, 1999, no borrower had collective outstandings exceeding the above limits.

         Consumer Lending. The primary consumer credit products, excluding leases, of the Company are equity secured installment loans and home equity lines of credit. With a home equity line of credit the borrower is granted a line of credit up to 100% of the appraised value (net of any senior mortgages) of the residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time. At December 31, 1999, the Bank had extended a total of $83.7 million in home equity lines of credit, of which $26.4 million had been drawn at the date. Home equity lines of credit offer federal income tax advantages (in certain circumstances the interest paid on a home equity loan can be deductible) and the convenience of checkbook access as well as revolving credit features. Over the past few years, however, home equity lines of credit have decreased as low interest rates offered on first and second mortgage loans have enabled consumers to refinance their mortgages and consolidate debt. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave it inadequately secured, the Company has not had any significant adverse experience to date.

         Operating Leases. Through its WSFS Credit Corporation ("WCC") subsidiary, the Company originates operating leases on new motor vehicles through a network of unaffiliated dealers in the Mid-Atlantic states. In the typical operating lease transaction, the Company acquires title to the vehicle from the dealer and leases the vehicle to the customer on terms such that the total lease payments will equal the projected economic depreciation on the vehicle during the lease term plus a financing charge. The customer assumes responsibility for all other costs of ownership. At the end of the lease, the customer has the option of either acquiring the vehicle at an agreed upon price or surrendering the vehicle to WCC. In the event the vehicle is surrendered, the Company promptly sells the vehicle in order to recoup its investment. In addition to credit risks, operating leases expose the Company to the risk that the resale value of the leased vehicle will be less than the residual value estimated at the beginning of the lease. The Company's operating leases are generally for terms of 36 to 60 months and the average estimated residual value of the vehicles under lease is approximately 58% of their Manufactures Suggested Retail Price. At December 31, 1999, the Company had $220.2 million in vehicles under operating leases, net of reserves for credit losses and losses on resale of off-lease vehicles. Due to expected softness in the resale market of certain vehicles, the Company took a charge of $1.0 million during the year ended December 31, 1999 for likely losses on resales of leased vehicles.

The table below sets forth consumer loans by type, in dollar amounts and percentages, at the dates indicated.

                                                                           December 31,
                                    -----------------------------------------------------------------------------------------------
                                           1999                        1998                    1997                   1996
                                    --------------------       --------------------     -------------------    -------------------
                                                                     (Dollars in Thousands)

                                      Amount     Percent        Amount      Percent       Amount    Percent      Amount     Percent
                                    --------     -------       -------      -------     --------    -------     --------    -------
Equity secured installment loans     $97,491       55.5%       $87,503        52.8%      $78,975      49.6%     $ 63,803      47.1%
Home equity lines of credit....       26,446       15.0         27,799        16.8        31,110      19.5        33,267      24.5
Automobile.....................       30,728       17.5         32,729        19.8        32,959      20.7        26,456      19.5
Unsecured lines of credit......       11,370        6.5         10,444         6.3         9,466       5.9         7,448       5.5
Other..........................        9,750        5.5          7,185         4.3         6,922       4.3         4,578       3.4
                                    --------      -----       --------       -----      --------     -----      --------     -----
Total consumer loans ..........     $175,785      100.0%      $165,660       100.0%     $159,432     100.0%     $135,552     100.0%
                                    ========      =====       ========       =====      ========     =====      ========     =====

[RESTUBBED TABLE]

                                           December 31,
                                      --------------------
                                             1995
                                      --------------------


                                         Amount     Percent
                                        --------   --------
Equity secured installment loans        $ 52,793     46.2%
Home equity lines of credit....           36,817     32.2
Automobile.....................           12,701     11.1
Unsecured lines of credit......            7,017      6.2
Other..........................            4,937      4.3
                                        --------    -----
Total consumer loans ..........         $114,265    100.0%
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

         During 1999, WSFS originated $110 million of residential real estate loans compared to 1998 originations of $129 million. From time to time, the Bank has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. In addition, increases in residential real estate loans from correspondents and brokers primarily in the mid-atlantic region of the United States totaled $75 million for the year ended December 31, 1999, $10 million for 1998 and $10 million for 1997. Residential real estate loan sales totaled $29 million in 1999, $75 million in 1998 and $26 million in 1997. While the Bank generally intends to hold loans for the foreseeable future, WSFS, beginning in 1989, has undertaken to sell newly originated fixed-rate mortgage loans in the secondary market to control the interest sensitivity of its balance sheet. During the second half of 1993 the Corporation began to hold for investment certain of its fixed-rate mortgage loans, with terms under 30 years, consistent with current asset/liability management strategies.

         The Bank serviced for others approximately $236 million of residential loans at December 31, 1999 compared to $237 million at December 31, 1998. The Company also services residential loans for its portfolio totaling $357 million and $255 million at December 31, 1999 and 1998.

         The Bank originates commercial real estate and commercial loans through the Bank's commercial lending department. Commercial loans are made for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes and also include business loans secured by nonresidential real estate. During 1999, the Bank originated $125 million of commercial and commercial real estate loans compared to $124 million in 1998. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans.

         The Bank's consumer lending is conducted primarily through the branch offices and is supported by a consumer credit department credit investigation unit. WSFS originates a variety of consumer credit products, including home improvement loans, home equity lines of credit, automobile loans, credit cards, unsecured lines of credit and other secured and unsecured personal installment loans. During 1999, such consumer loan originations aggregated $94 million compared to $92 million in 1998. Additionally, WSFS Credit Corporation originated approximately $81 million of operating leases in 1999 and $78 million in 1998. See "Consumer Lending" for a further discussion regarding consumer loan originations.

         All loans to one borrower exceeding $1.0 million in aggregate must be approved by a management loan committee. Minutes of the management loan committee meetings and individual loans exceeding $3.0 million approved by the management loan committee are subsequently reviewed by the Executive Committee and Board of Directors of WSFS, with separate approval needed for all loans to any borrower who has direct or indirect outstanding commitments in excess of $3.0 million or for any additional advances or extensions on loans previously classified by the Bank's regulatory authorities or the Bank's Risk Management Department. Officers of the Bank have authority to approve smaller loans in graduated amounts, depending upon their experience and management position.

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

         The Bank offers a range of loan commitments for which fees are charged depending on lengths of the commitment periods. As part of the loan application, the borrower in some instances, also pays the Bank for out-of-pocket costs in reviewing the application, whether or not the loan is closed. The interest rate charged on the mortgage loan is normally the prevailing rate at the time the loan application is approved.

         Loan fees that are considered adjustments of yield in accordance with generally accepted accounting principles are reflected in interest income and represented an immaterial amount of interest income during the three years ended December 31, 1999. Loan fees other than those considered adjustments of yield are reported as loan fee income, a component of other income.

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

         The Company endeavors to manage its portfolios to identify problem loans and leases as promptly as possible and take actions immediately which will minimize losses. To accomplish this, the Bank's Risk Management Department monitors the asset quality of the Company's loan, lease and investment in real estate portfolios and reports such information to the Credit Policy Committee the Audit Committee of the Board of Directors and the Controller's Department.

SUBSIDIARIES

         The Corporation has two subsidiaries, Wilmington Savings Fund Society, FSB (WSFS or Bank) and WSFS Capital Trust I. WSFS Capital Trust I was formed in 1998 to issue Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of its 11% Senior Notes due 2005 on December 31, 1998.

                  At December 31, 1999, WSFS had three wholly-owned, first-tier subsidiaries which were engaged in leasing, insurance investment products, and securities sales, as well as real estate development. WSFS is the sole investor in and primary lender to its non-bank subsidiaries. At December 31, 1999, it had $224.1 million invested in the equity of these companies and had lent them an additional $23.0 million.

         WSFS Credit Corporation (WCC) which commenced operations in 1974, provides leasing for consumer and business motor vehicles and equipment as well as consumer loans. Prior to 1988, its business had been concentrated in the northern Delaware area, but in 1988 it began expanding its motor vehicle leasing base by originating leases through automobile dealerships in Pennsylvania, New Jersey and Maryland as well as Delaware. In 1996 WCC expanded its market area to parts of western Maryland and West Virginia. WCC underwrites all leases originated through unaffiliated automobile dealers in accordance with underwriting criteria generally consistent with those of the Bank and the leasing industry. WCC's total assets at December 31, 1999 and 1998 were $247.9 million and $226.3 million, respectively.

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

         In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc (C1FN), a St Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-consumer marketing, servicing, internet development and technology management for "branchless" financial services. At December 31, 1999, WSFS is C1FN's largest single shareholder, has majority control through a voting trust and is currently sharing in 43% of operating results. In addition, WSFS received warrants for the purchase of 20% additional ownership of C1FN, as well as the opportunity and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at current offered ownership prices. As a result of this investment, C1FN's internet-only banking structure became part of everbank.comtm, a division of WSFS. C1FN and WSFS manage the operations of everbank.com(TM). Everbank.comtm began marketing internet-only banking to a national clientele in November of 1999.

         Additionally, in November 1999, the Corporation expanded the home equity lending business of Community Credit Corporation (CCC) which began operations in 1994. CCC was renamed Wilmington National Finance, Inc. (WNFI) and WSFS retained a 51% ownership with the remainder held by WNFI's new executives retained to lead the expansion of WNFI. WSFS also has warrants to obtain an additional 15% ownership in WNFI. Both C1FN and WNFI are consolidated into the financial statements of the Corporation. See Note 19 of the consolidated financial statements, "Investments in Non-wholly Owned Subsidiaries", for further discussion.

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

                  The Bank is the second largest independent banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of 24 branches. Seventeen of these branches are located in northern Delaware's New Castle County, the Bank's primary market. These branches maintain approximately 109,000 total account relationships with approximately 42,400 total households, or 22% of all households in New Castle County, Delaware. The eighteenth branch is in the state capital, Dover, located in central Delaware's Kent County. The six remaining branches are located in Southern Pennsylvania.

         The following table sets forth the amount of certificates of deposit of $100,000 or more by time remaining until maturity at the period indicated.



                                              December 31,
Maturity Period                                   1999
----------------                              ------------
                                             (In Thousands)

Less than 3 months......................        $21,956
Over 3 months to 6 months...............          9,028
Over 6 months to 12 months..............         11,442
Over 12 months..........................          3,606
                                                -------
                                                $46,032
                                                =======

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

         Activities Restrictions. Because the Company became a unitary savings and loan holding company prior to May 4, 1999, there generally are no restrictions on its activities. If the Company were to acquire another thrift and operate it as a separate entity, it would become subject to the activities restrictions on multiple holding companies. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence, or continue after a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

         Transactions with Affiliates; Tying Arrangements Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Savings associations are also prohibited from extending credit, offering services, or fixing or varying the consideration for any extension of credit or service on the condition that the customer obtain some additional service from the institution or certain of its affiliates or that the customer not obtain services from a competitor of the institution, subject to certain limited exceptions.

         Restrictions on Acquisitions. Unless the acquiror was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date), no company may acquire control of the Company unless the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the Bank Holding Company Act of 1956 as amended by the Gramm-Leach-Bliley Act (See "Financial Modernization Legislation"). Financial holding companies may engage in activities that the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, has determined to be financial in nature or incidental to a financial activity or complementary to a financial activity provided that the complementary activity does not pose a risk to safety and soundness. Financial holding companies that were not previously bank holding companies may continue to engage in limited non-financial activities for up to ten years after the effective date of the Gramm-Leach-Bliley Act (with provision for extension for up to five additional years by the Federal Reserve Board) provided that the financial holding company is predominantly engaged in financial activities.

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

         Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's minority investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1999, the Bank was in compliance with both the core and tangible capital requirements.

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80%, fixed-rate multi-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80% (75% if rate is adjustable), and annual net operating income equal to not less than 120% of debt service (115% if loan is adjustable) and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loan and lease loss allowances. The OTS risk-based capital standards require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. A savings association with more than normal interest rate risk is required to deduct an interest rate risk component equal to one-half of the excess of its measured interest rate risk over the normal level from its total capital for purposes of determining its compliance with the OTS risk-based capital guidelines. At December 31, 1999, the Bank was in compliance with the OTS risk-based capital requirements.

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

         Because the Bank Insurance Fund (BIF) achieved its statutory reserve ratio of 1.25% of insured deposits, the FDIC has eliminated deposit insurance premiums for most BIF members. The FDIC, however, continues to assess BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation (FICO), an agency of the federal government established to help fund takeovers of insolvent thrifts. Until December 31, 1999, BIF members were assessed at approximately one-fifth the rate at which Savings Association Insurance Fund (SAIF) members were assessed. After December 31, 1999, BIF and SAIF members are being assessed at the same rate of 2.12 basis points on deposits.

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

                  Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (FHFB). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 1999, of $28.5 million. The FHLB of Pittsburgh offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh. Long term advances may only be made for the purpose of providing funds for residential housing finance.

         Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank was in compliance with applicable liquidity requirements at December 31, 1999.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $44.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may be to reduce the amount of the institution's interest-earning assets. As of December 31, 1999 the Bank met its reserve requirements.

         Financial Modernization Legislation

         On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to qualifying bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities for bank holding companies. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and, for at least five years, merchant banking. The G-L-B Act prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, and firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

         The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

         The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-I-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

         The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and the amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

                  The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies which may acquire control of the Company and with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

Item 2. Properties

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 1999.

                                                                               Net Book Value
                                                                                of Property
                                                    Owned/      Date Lease      or Leasehold
Location                                            Leased       Expires       Improvements(2)      Deposits
--------                                            ------      ----------     ---------------      --------
                                                                                        (In Thousands)
WSFS:
Main Office (1)(5)                                  Owned                           $1,518          $294,143
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch                                 Leased        2003                 100            54,293
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch                               Leased        2001                  11            20,570
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch                      Leased        2003                  17            68,796
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch                Leased        2003                  14            63,753
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch                Leased        2003                  11            89,306
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch                   Leased        2000                  24            57,500
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
Claymont Branch                                     Owned                               84            18,864
  3512 Philadelphia Pike
  Claymont, DE  19703
University Plaza Shopping Center Branch             Leased        2003                  25            37,563
  I-95 & Route 273
  Newark, DE  19712
College Square Shopping Center Branch(4)            Leased        2007                 369            61,284
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch                Leased        2013                  15            64,646
  144 N. DuPont Hwy.
  New Castle, DE  19720


                                                                                  Net Book Value
                                                                                   Of Property
                                                    Owned/      Date Lease         Or Leasehold
Location                                            Leased       Expires          Improvements(2)      Deposits
--------                                            -------     ----------        ---------------      --------
                                                                                         (In Thousands)
Stanton                                             Leased         2001                  199             7,686
  Inside ShopRite at First State Plaza
  1600 W. Newport Pike
  Wilmington, DE  19804
Glasgow                                             Leased         2003                  218            15,001
  Inside Genaurdi's at Peoples Plaza
  Routes 40 and 896, Newark, DE  19702
Middletown Square Shopping Center                   Leased         2004                   76            12,977
  Inside Parkers Thriftway
  701 N. Broad St.
  Middletown, DE 19709
Dover (3)                                           Leased         2000                  154            14,394
  Inside Metro Food Market
  Rt 134 & White Oak Road
  Dover, DE  19901
Pottstown                                           Leased         2003                  215             1,253
  Inside Genaurdi's Family Market
  1400 North Charlotte St.
  Pottstown, PA  19461
Royersford                                          Leased         2003                  218               978
  Inside Genuardi's Family Markets
  Limerick Square
  70 Buckwater Rd., Suite 211
  Royersford, PA  19468
Glen Mills                                          Leased         2003                  275             2,382
  Inside Genaurdi's Family Market
  475 Glen Eagle Square
  Glen Mills, PA  19342
University of Delaware-Trabant University Center    Leased         2003                  183             2,244
  17 West Main Street
  Newark, DE  19716
Brandywine
  Inside Genaurdi's Family Market                   Leased         2004                  203            17,327
  2522 Foulk Road
  Wilmington, DE  19810
Wal-Mart
  Route 40 & Wilton Boulevard                       Leased         2004                  281               883
  New Castle, DE  19720
Chesterbrook
  Inside Genaurdi's Family Market                   Leased         2004                  146               567
  500 Chesterbrook Boulevard
  Wayne, PA  19087
Kimberton
  Inside Genaurdi's Family Market                   Leased         2004                  235               873
  Maple Lawn Shopping Center
542 Kimberton Road
  Phoenixville, PA  19460
King of Prussia
  Inside Genaurdi's Family Market                   Leased         2004                  178             2,807
  150 E. Beidler Road
  King of Prussia, PA  19406
Operations Center                                   Owned                              1,189               N/A
  2400 Philadelphia Pike
  Wilmington, DE  19703


                                                                                  Net Book Value
                                                                                   Of Property
                                                    Owned/      Date Lease         Or Leasehold
Location                                            Leased       Expires          Improvements(2)      Deposits
--------                                            -------     ----------        ---------------      --------
                                                                                         (In Thousands)
Community Credit Corporation*                       Leased         2002                  2               N/A
-----------------------------
Penn Mart Shopping Center
  10 Penn Mart Shopping Center
  New Castle, DE  19720

                                                    Leased        2004                 20                 N/A
Marchwood Shopping Center
  4 Marchwood Road
  Exton, PA  19341

WSFS Credit Corporation*                            Leased         2002               287                 N/A
------------------------
  30 Blue Hen Drive                                                                                    --------
  Suite 200                                                                                            $910,090
  Newark, DE 19713                                                                                     ========


*Represents location without ATM.

(1) Includes location of executive offices and approximately $149.5 million in brokered deposits.
(2) The net book value of all the Company's investment in premises and equipment totaled $14.6 million at December 31, 1999.
(3) In February 1996, the Bank acquired $10.5 million of deposits from another financial institution located in Dover, Delaware. These deposits were transferred to the Bank's branch located inside the Metro Food Market in Dover.
(4)  Includes the Company's Education and Development Center.
(5)  Includes deposits of CustomerOne Financial Network, Inc.

Item 3. Legal Proceedings

         There are no material legal proceedings to which the Company or the Bank is a party or to which any of its property is subject except as discussed in Note 14 to the Consolidated Financial Statements.

Item 4.  Submissions of Matters To a Vote of Security Holders

         No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1999 through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         WSFS Financial Corporation's Common Stock is traded on The Nasdaq Stock MarketSM under the symbol WSFS. At December 31, 1999, the Corporation had 2,083 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years. The Corporation paid quarterly dividends of $.03 per share or $.12 per share in total for 1999. The Corporation paid dividends of $.09 per share in 1998 resulting from quarterly dividend payments of $.03 per share commencing in the second quarter. Prior to 1998, there were no dividends declared or paid on the Common Stock since the first quarter of 1990.

         The closing market price of the common stock at December 31, 1999 was $12 5/8.



                                            Stock Price Range
                                       -----------------------------
                                         Low                  High
                                       -------               -------

        1999             1st           $14 5/8               $17 3/8
                         2nd            13 5/8                16
                         3rd            13 7/8                15 3/8
                         4th            11 7/8                15 1/4

        1998             1st           $17 5/8               $22
                         2nd            20 1/4                24 1/8
                         3rd            15 3/8                21 7/8
                         4th            12 3/8                18 1/2

Item 6. Selected Financial Data

                                                         1999          1998          1997          1996        1995
                                                       ----------   ----------    ----------    ---------   ----------
                                                                        (Dollars  in   Thousands,
Except Per Share Data)
At December 31,
  Total assets.....................................    $1,753,820   $1,635,710    $1,515,217    $1,357,635  $1,218,826
  Net loans (1)....................................       881,185      763,668       764,463       772,847     792,184
  Vehicles under operating leases, net.............       220,209      199,967       172,115        52,036           -
  Investment securities (2)........................        37,473       37,861        78,655        18,933      28,772
  Investment in reverse mortgages, net.............        28,103       31,293        32,109        35,796      35,614
  Other investments................................        36,526       51,418       74,523         47,337      52,128
  Mortgage-backed securities (2)...................       447,749      459,084       330,274       365,252     237,132
  Deposits ........................................       910,090      858,300       766,966       744,886     724,030
  Borrowings (3)...................................       672,465      622,409       615,578       489,819     370,795
  Senior notes.....................................             -            -        29,100        29,100      29,850
  Trust Preferred Borrowings.......................        50,000       50,000             -             -           -
  Stockholders' equity ............................        96,153       85,752        86,759        75,788      73,546
  Number of full-service branches (4)..............            24           20            16            16          14

For the Year Ended December 31,
  Interest income..................................      $110,180     $108,232      $109,935     $ 101,223  $   99,936
  Interest expense.................................        71,370       71,114        69,817        58,862      58,067
  Other income ....................................        26,634       24,693        19,616        11,193      22,615
  Other expenses ..................................        44,500       36,443        35,236        32,345      37,341
  Income before taxes, extraordinary item and
      minority interest ...........................        19,940       24,288        22,965        19,522      25,740
  Income before extraordinary item and
      minority interest ...........................        18,737       17,973        16,389        16,356      27,008
  Net income ......................................        19,709       16,512        16,389        16,356      27,008
  Earnings per share:
  Basic:
     Income before extraordinary item..............         $1.74        $1.46         $1.31         $1.18       $1.86
Loss on extinguishment of debt ....................             -        (0.12)            -             -           -
                                                          -------       ------      --------       -------     -------
     Net income ...................................         $1.74       $ 1.34         $1.31         $1.18       $1.86
                                                          =======       ======      ========       =======     =======
   Diluted:
     Income before extraordinary item..............          1.73         1.44          1.29          1.16        1.84
     Loss on extinguishment of debt ...............             -        (0.12)            -             -           -
                                                          -------       ------       -------       -------     -------
     Net income ...................................         $1.73        $1.32         $1.29         $1.16       $1.84
                                                          =======       ======       =======       =======     =======

  Interest rate spread.............................          3.06%        2.96%         3.10%         3.22%       3.14%
  Net interest margin..............................          2.84         2.88          3.13          3.56        3.57
  Return on average equity.........................         22.15        19.24         20.25         21.19       45.68
  Return on average assets.........................          1.17         1.16          1.11          1.28        2.21
  Average equity to average assets.................          5.27         6.03          5.48          6.06        4.84

--------------
(1)  Includes loans held-for-sale.
(2)  Includes securities available-for-sale.
(3) Borrowings consist of FHLB advances, securities sold under agreement to repurchase and municipal bond repurchase obligations. The municipal bond repurchase obligation was called in 1996.
(4) During 1995, the WSFS wholly-owned subsidiary, Fidelity Federal, sold the deposits of four branches resulting in a net pre-tax gain of $14.2 million and an after-tax gain of $12.4 million. The remaining assets, liabilities and equity were merged into WSFS. Additionally, during 1995 WSFS opened two new branches with deposits acquired from other institutions. WSFS opened two branches in 1996 and four branches in both 1998 and 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the Bank or WSFS). The long-term goal of the Corporation is to maintain its high-performing financial services company status by focusing on its core banking business while developing unique profitable niches in complementary businesses which may operate outside the Bank's geographical footprint. Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than other financial institutions. These grandfathered powers have allowed the Bank to diversify its revenue sources to a greater extent than most savings banks. It has served the residents of Delaware for over 167 years. WSFS is the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy.

         The Bank provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services funding these activities primarily with retail deposits and borrowings. The banking operations of WSFS are presently conducted from 24 retail banking offices located in Northern Delaware and Southeastern Pennsylvania. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

         Fully owned subsidiaries of the Bank include WSFS Credit Corporation
(WCC), which is engaged primarily in indirect motor vehicle leasing; and 838 Investment Group, Inc., which markets various insurance products and securities through the Bank's branch system. An additional subsidiary, Star States Development Company (SSDC), is currently inactive having sold its final parcel of land in 1998.

         In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc (C1FN), a St Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-consumer marketing, servicing, internet development and technology management for "branchless" financial services. At December 31, 1999, WSFS is C1FN's largest single shareholder, has majority control through a voting trust and is currently sharing in 43% of operating results. In addition, WSFS received warrants for the purchase of 20% additional ownership of C1FN, as well as the opportunity and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at current offered ownership prices. As a result of this investment, C1FN's internet-only banking structure became part of everbank.com(TM), a division of WSFS. C1FN and WSFS manage the operations of everbank.com(TM). Everbank.com(TM) began marketing internet-only banking to a national clientele in November of 1999.

         Additionally, in November 1999, the Corporation expanded the home equity lending business of Community Credit Corporation (CCC) which began operations in 1994. CCC was renamed Wilmington National Finance, Inc. (WNFI) and WSFS retained a 51% ownership with the remainder held by WNFI's new executives retained to lead the expansion of WNFI. WSFS also has warrants to obtain an additional 15% ownership in WNFI. Both C1FN and WNFI are consolidated into the financial statements of the Corporation. See Note 19 of the consolidated financial statements, "Investments in Non-wholly Owned Subsidiaries", for further discussion.

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

RESULTS OF OPERATIONS

         The Corporation recorded net income of $19.7 million for the year ending December 31, 1999, compared to $16.5 million and $16.4 million in 1998 and 1997, respectively. Included in the annual results were nonrecurring and unusual items (discussed below) that net, added approximately $1.7 million to net income or $0.15 to earnings per share. Earnings for 1998 were impacted by an extraordinary charge of $1.5 million, net of tax, on the early extinguishment of $29.1 million in 11% Senior Notes. Adjusting for the extraordinary charge in 1998 and the nonrecurring and unusual items in 1999, net income amounted to $18.0 million for both years. Earnings per share, however, grew 10% to $1.58 as a result of share buybacks.

         Net Interest Income. Net interest income remains the most significant component of operating income to the Corporation. Net interest income is reliant upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by regulatory, economic and competitive factors that affect interest rates, loan demand and deposit flows. The level of nonperforming loans can also impact the interest rate spread by reducing the overall yield on the loan portfolio.

         The Corporation classifies substantially all leases originated by its vehicle leasing subsidiary to operating leases in accordance with Statement of Financial Standards No. 13. Accordingly, income on these leases, has been presented as other income, consistent with the operating lease treatment. The increasing magnitude of such assets in recent years has had a negative impact on the net interest margin.

         Net interest income increased to $38.8 million in 1999 compared with $37.1 million in 1998. Total interest income increased $1.9 million, between 1998 and 1999 primarily due to an increase in average balances for mortgage-backed securities of $69.1 million over the previous year. In addition, the average total loan balances increased $42.1 million above the prior year's level. Partially offsetting the benefit to net interest income attributable to the increase in balances was the general decline in average interest rates in 1999 versus 1998. The average yield on mortgage-backed securities declined to 6.31% from 6.44% while the average yield on total loans declined to 8.46% from 9.11%, between 1999 and 1998.

         Total interest expense increased $256,000 between 1998 and 1999 as a result of the growth in interest-bearing deposits by an average of $85.7 million. This was partially offset by a 42 basis point drop on the average rate paid on deposits, 4.21% in 1999 versus 4.63% in 1998, due to favorable repricing of deposit rates. In addition, interest expense related to borrowed funds declined $367,000 in 1999 as a result of the reduced rate environment. At the end of 1998, the Company reduced long-term borrowing rates by issuing $50.0 million in lower-cost trust preferred securities as replacement financing for its 11% Senior Notes.

         Between 1997 and 1998, interest income decreased $1.7 million, while interest expense increased $1.3 million. The primary decrease in interest income was related to the decline in average loan balances of $22.4 million and the declining interest rate environment. The decline in average loan balances was more than offset by the growth in mortgage-backed securities of $35.8 million. However, the average yield on mortgage-backed securities of 6.44% was 267 basis points below the average yield on total loans of 9.11%. The increase in interest expense was primarily due to the growth in interest-bearing deposits by an average of $32.5 million. This increase in Deposits was used to fund growth in operating leases and mortgage-backed securities. This was partially offset by a decline in the average rate paid on deposits to 4.63% from 4.70%, between 1998 and 1997.

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

                                                                             Year Ended December 31,
                                                          ------------------------------------------------------------
                                                                1999 vs. 1998                       1998 vs. 1997
                                                          -------------------------           ------------------------
                                                          Volume      Rate      Net           Volume     Rate      Net
                                                          ------      ----      ---           ------     ----      ---
                                                                               (Dollars In Thousands)
Interest income:
    Real estate loans (1)..........................        $2,259  $ (4,208)  $(1,949)       $ (5,824) $  (961)  $(6,785)
    Commercial loans ..............................           851      (460)      391           2,543     (437)    2,106
    Consumer loans.................................           652      (397)      255           1,195     (334)      861
    Loans held-for-sale............................            59       (33)       26              98        -        98
    Mortgage-backed securities.....................         4,356      (552)    3,804           2,357   (1,450)      907
    Investment securities .........................          (679)        5      (674)            218       13       231
    Other..........................................        (1,799)    1,894        95             (95)     974       879
                                                           ------   -------   -------        --------  -------   -------
                                                            5,699    (3,751)    1,948             492   (2,195)   (1,703)
                                                           ------   -------   -------        --------  -------   -------
Interest expense:
    Deposits:
      Money market and interest-bearing demand.....           227      (260)      (33)             70      (48)       22
      Savings......................................         1,525       (19)    1,506             845      503     1,348
      Retail time deposits.........................        (1,979)   (2,081)   (4,060)           (892)    (354)   (1,246)
      Jumbo certificates of deposit ...............           878      (165)      713           1,035      (65)      970
      Brokered certificates of deposit ............         2,981      (484)    2,497               5      (64)      (59)
    FHLB of Pittsburgh advances....................         2,920    (1,484)    1,436           1,747     (560)    1,187
    Senior notes and trust preferred borrowings....         1,461    (1,028)      433             562     (129)      433
    Other borrowed funds...........................        (2,083)     (153)   (2,236)         (1,191)    (167)   (1,358)
                                                           ------   -------   -------        --------  -------   -------
                                                            5,930    (5,674)      256           2,181     (884)    1,297
                                                           ------   -------   -------        --------  -------   -------
Net change, as reported............................          (231)    1,923     1,692          (1,689)  (1,311)   (3,000)
                                                           ------   -------   -------        --------  -------   -------

Tax-equivalent effect (2) .........................            (2)      (79)      (81)            329      (31)      298
                                                           ------   -------   -------        --------  -------   -------
Net change, tax-equivalent basis...................        $ (233)  $ 1,844   $ 1,611        $ (1,360) $(1,342)  $(2,702)
                                                           ======   =======   =======        ========  =======   =======

--------------

(1)  Includes commercial mortgage loans.
(2) The tax-equivalent income adjustment relates primarily to a commercial loan.

The following table, in thousands except yield and rate data, provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

                                                                                              Year Ended December 31,
                                              --------------------------------------------------------------------------------------
                                                         1999                                        1998
                                              ----------------------------------       ------------------------------------
                                               Average                    Yield/        Average                     Yield/
                                               Balance    Interest       Rate (1)       Balance       Interest      Rate(1)
                                              ---------  ----------     ---------      -----------    ---------    ---------
                                                                                               (Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
    Real estate loans (4)...............     $  535,623  $  43,440         8.11%          $509,422     $ 45,389        8.91%
    Commercial loans ...................         98,440      7,278         8.55             89,330        6,887        9.08
    Consumer loans......................        168,778     16,065         9.52            161,969       15,810        9.76
                                                -------  ---------                     -----------     --------
         Total loans....................        802,841     66,783         8.46            760,721       68,086        9.11

Mortgage-backed securities (5)..........        484,254     30,540         6.31            415,141       26,736        6.44
Loans held-for-sale (3).................          3,739        259         6.93              2,935          233        7.94
Investment securities (5)...............         36,792      2,342         6.37             47,430        3,016        6.36
Other interest-earning assets...........         77,705     10,256        13.20            104,485       10,161        9.72
                                              ---------  ---------                     -----------    ---------
    Total interest-earning assets.......      1,405,331    110,180         7.92          1,330,712      108,232        8.23
                                                         ---------                                    ---------
Allowance for loan losses...............        (23,589)                                   (24,541)
Cash and due from banks.................         50,640                                     29,040
Vehicles under operating leases, net ...        218,170                                    179,844
Other noninterest-earning assets........         37,373                                     33,576
                                             ----------                               ------------
    Total assets........................     $1,687,925                                 $1,548,631
                                             ==========                                 ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
    Money market and interest-bearing demand   $ 70,400   $  1,495         2.12%        $   60,746    $   1,528        2.52%
    Savings.............................        239,034      7,471         3.13            189,744        5,965        3.14
    Retail time deposits................        301,738     14,151         4.69            341,257       18,211        5.34
    Jumbo certificates of deposits .....         62,532      3,287         5.26             45,924        2,574        5.60
    Brokered certificates of deposits...        114,006      6,738         5.91             64,302        4,241        6.60
                                             ---------- ----------                      ----------      -------
         Total interest-bearing deposits        787,710     33,142         4.21            701,973       32,519        4.63
FHLB of Pittsburgh advances.............        473,458     25,221         5.33            419,849       23,785        5.67
Senior notes and trust preferred borrowings      50,000      4,181         8.36             34,201        3,748       10.96
Other borrowed funds....................        156,544      8,826         5.64            193,315       11,062        5.72
                                             ----------  ---------                     -----------     --------
    Total interest-bearing liabilities..      1,467,712     71,370         4.86          1,349,338       71,114        5.27
                                                        ----------                                     --------
Noninterest-bearing demand deposits.....        105,883                                     84,631
Other noninterest-bearing liabilities...         25,343                                     21,246
Stockholders' equity....................         88,987                                     93,416
                                             ----------                               ------------
    Total liabilities and stockholders'
        equity .........................     $1,687,925                                 $1,548,631
                                             ==========                                 ==========
Excess (deficit) of interest-earning assets
    over interest-bearing liabilities...       $(62,381)                                $  (18,626)
                                             ==========                                 ==========
Net interest and dividend income........                   $38,810                                      $37,118
                                                       ===========                                      =======
Interest rate spread....................                                   3.06%                                       2.96%
                                                                         ======                                       =====
Interest rate margin....................                                   2.84%                                       2.88%
                                                                         ======                                       =====
Net interest and dividend income to
    total average assets................                                   2.37%                                       2.48%
                                                                          =====                                       =====

[RESTUBBED TABLE]

                                                     Year Ended December 31,
                                              -----------------------------------
                                                                1997
                                               ----------------------------------
                                                Average                   Yield/
                                                Balance    Interest       Rate(1)
                                               --------    ---------     --------

Assets
Interest-earning assets:
Loans (2) (3):
    Real estate loans (4)...............       $  574,596   $  52,174      9.08%
    Commercial loans ...................           58,661       4,781      9.73
    Consumer loans......................          149,855      14,949      9.98
                                               ----------   ---------
         Total loans....................          783,112      71,904      9.30

Mortgage-backed securities (5)..........          379,315      25,829      6.81
Loans held-for-sale (3).................            1,698         135      7.95
Investment securities (5)...............           43,968       2,785      6.33
Other interest-earning assets...........          102,043       9,282      9.10
                                               ----------   ---------
    Total interest-earning assets.......        1,310,136     109,935      8.46
                                                            ---------
Allowance for loan losses...............          (24,145)
Cash and due from banks.................           17,552
Vehicles under operating leases, net ...          135,848
Other noninterest-earning assets........           36,123
                                               ----------
    Total assets........................       $1,475,514
                                               ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
    Money market and interest-bearing demand   $   57,918 $     1,506      2.60%
    Savings.............................          162,041       4,617      2.85
    Retail time deposits................          357,837      19,457      5.44
    Jumbo certificates of deposits .....           27,492       1,604      5.83
    Brokered certificates of deposits...           64,226       4,300      6.70
                                               ---------- -----------
         Total interest-bearing deposits          669,514      31,484      4.70
FHLB of Pittsburgh advances.............          388,866      22,598      5.81
Senior notes and trust preferred borrowings        29,100       3,315     11.39
Other borrowed funds....................          214,310      12,420      5.80
                                               ---------- -----------
    Total interest-bearing liabilities..        1,301,790      69,817      5.36
                                                           ----------
Noninterest-bearing demand deposits.....           71,950
Other noninterest-bearing liabilities...           20,850
Stockholders' equity....................           80,924
                                               ----------
    Total liabilities and stockholders'
        equity .........................       $1,475,514
                                               ==========
Excess (deficit) of interest-earning assets
    over interest-bearing liabilities...       $    8,346
                                               ==========
Net interest and dividend income........                     $ 40,118
                                                             ========
Interest rate spread....................                                   3.10%
                                                                           ====
Interest rate margin....................                                   3.13%
                                                                           ====
Net interest and dividend income to
    total average assets................                                   2.78%
                                                                           ====

-------------------
(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale.

         Provision for Loan Losses. The Corporation considers, among other things, identifiable and inherent risks in its loan portfolio in periodically establishing the amount of the provision for loan losses and the amount of the allowance for loan losses. Such risks are determined based upon an ongoing review of the loan portfolio, which includes the identification and assessment of adverse situations that may affect borrowers' debt servicing ability, an analysis of overall portfolio quality and prior loan loss experience as well as an appraisal of current economic conditions. Accordingly, the allowance for loan losses is maintained at a level which management deems adequate to provide for potential losses.

         The Corporation's continued efforts to resolve and collect problem loans, including nonaccrual and restructured loans favorably impacted the provision. This was evident in 1999 as the provision for loan loss of $1.0 million decreased from $1.1 million in 1998. The allowance for loan loss was $23.0 million at December 31, 1999, a 3% decrease from the level reported at December 31, 1998.

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

         Other Income. Included in other income for the fourth quarter 1999 were the following items: $1.0 million in securities losses on the sale of $34.3 million of investment securities and a $1.0 million loss on the designated sale of loans held-for-sale. These below-market-yielding investments and loans were purchased and originated in a lower rate environment, and are expected to be replaced by higher-yielding assets in 2000 to better position the Corporation for the current higher interest rate environment. In addition, the Corporation also posted a $1.0 million charge for the estimated residual value losses on certain leased vehicles within WSFS Credit Corporation's prime vehicle leasing portfolio. Finally, the Corporation recorded a gain of $425,000 from the value of common stock received on the demutualization of an insurance company in which the Corporation was a policyholder. Excluding the above-mentioned items, other income increased $4.5 million during 1999 to $29.2 million. Other income, excluding the above-mentioned items, included increases of $2.7 million in operating lease revenue and $1.2 million in debit/credit card and ATM income. These increases resulted from a 10% growth in the operating lease portfolio, and the expansion of the Bank's ATM network. At December 31, 1999, the Bank derived income from 1,049 ATMs compared to 757 at December 31, 1998.

         Other income increased $5.1 million between 1997 and 1998 to $24.7 million in 1998. Consistent with 1999 results, this increase was largely attributable to growth in the Corporation's average operating lease portfolio during 1998. As a result, the net rental income from operating leases increased $2.8 million during the year. In addition, debit/credit and ATM income increased $1.2 million as a result of expansion of the ATM network.

         Other Expenses. Other expenses of $44.5 million, increased $8.1 million during 1999 from 1998. Expenses increased mainly in salaries, equipment expense, professional fees and data processing and operations expense. These increases were attributable to investments in retail banking offices, ATMs, and improvements in technology. As part of this investment the Corporation added four new branch offices during the year. In addition, expenses of $1.9 million from the not wholly-owned C1FN and WNFI investments have been incorporated into other expenses. The unowned portion of the results of these subsidiaries has been eliminated through minority interest, on an after-tax basis, in the consolidated statement of operations.

         Other expenses increased $1.2 million between 1997 and 1998 to $36.4 million. Expense rose primarily due to increases in salaries excluding stock appreciation rights (SARs), equipment, data processing and operating expenses, occupancy and other operating expenses. These increases were associated with the continued investment in new retail banking offices, our ATM network and technological enhancements. As part of this investment the Corporation added four new branch offices and 36 new owned-and-operated ATMs as well as establishing a large number of relationships with independent service organizations to provide funding for ATMs nationwide. These increases in expenses were offset in part by expenses associated with SARs, which declined $2.8 million during the year. SARs are similar to stock options, but, unlike stock options, accounting for SARs requires a charge to operating expenses as the stock price changes above the exercise price. This decline largely reflects the lower stock price at December 31, 1998 as compared to December 31, 1997. In addition, other expenses were favorably affected by lower costs associated with foreclosed assets. This decrease was attributable to an improvement in the level of nonperforming assets during the year.

         Income Taxes. The Corporation recorded a $1.2 million tax provision for the year ended December 31, 1999 compared to tax provisions of $5.5 million and $6.6 million for the years ended December 31, 1998 and 1997, respectively. The provision for income taxes includes federal, state, and local income taxes that are currently payable and those currently deferred because of temporary differences between the financial reporting bases and the tax reporting bases of assets and liabilities.

         The years 1999, 1998 and 1997 include $5.1 million, $2.7 million, and $1.8 million in acquired tax benefits, respectively. The increase in tax benefits resulted primarily from a change in the tax code and an expiration of a holding period related to built-in losses of an acquired subsidiary. As a result of the change in tax code, certain tax benefits, which were previously offset by a valuation allowance, are now recognizable based upon the continued profitability of the WSFS consolidated group.

         Approximately $19 million in gross deferred tax assets of the Corporation at December 31, 1999 is related to built-in losses on reverse mortgages that are attributable to a former subsidiary, Providential Home Income Plan, Inc. (Providential). Management has continued to provide substantial valuation allowances on these deferred tax assets due to limitations imposed by the Internal Revenue Code and uncertainties, including the timing of settlement and realization on these assets. As historical data accumulates, management continues to obtain more information on which to base the potential recognition of these assets.

         The Corporation analyzes its projection of taxable income on an ongoing basis and makes adjustments to its provision (benefit) for income taxes, accordingly. For additional information regarding the Corporation's tax provision and net operating loss carryforwards, see Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

         Total assets grew $118.1 million or 7.2% during 1999 to $1.8 billion. This growth occurred predominantly in loans and vehicles under operating leases, partially offset by a decline in federal funds sold and securities purchased under agreements to resell and mortgage-backed securities. Total liabilities grew $102.6 million during the year to $1.7 billion at December 31, 1999. This increase occurred primarily in deposits and borrowings. Stockholders' equity increased $10.4 million to $96.2 million at December 31, 1999. This increase resulted primarily from earnings, offset in part by the acquisition of treasury stock.

         Investments. Between December 31, 1998 and 1999, total investments declined $18.5 million. During 1999, federal funds sold decreased $20.9 million. In addition, investments in reverse mortgages decreased $3.2 million, primarily due to collections. These decreases were partially offset by the purchase of an additional $5.5 million in stock in Federal Home Loan Bank (FHLB) of Pittsburgh.

         Mortgage-backed Securities. Investments in mortgage-backed securities decreased $11.3 million during 1999 to $447.7 million. During 1999, the Corporation purchased $171.3 million in collateralized mortgage obligations, however, these purchases were more than offset by principal repayments of $176.4 million and a decline of $4.3 million in the fair market value of mortgage-backed securities available-for-sale.

         Loans. Net loans, including loans held-for-sale, increased $117.5 million between December 31, 1998 and 1999. This increase was primarily due to a $102.1 million increase in residential mortgages. The growth in residential mortgages was a result of a shift to the adjustable-rate lending environment in late 1999, as interest rates increased. The Corporation has traditionally retained adjustable-rate mortgages in its portfolio. In addition, commercial and consumer loans increased $19.3 million and $10.1 million, respectively. Partially offsetting these increases was a $21.1 million decrease in commercial mortgages, mainly resulting from $23.9 million in loan payoffs that occurred in the first quarter of 1999.

         Vehicles Under Operating Leases. Vehicles under operating leases grew $20.2 million during 1999. This increase resulted primarily from originations during the year.

         Deposits. Deposits grew $51.8 million during 1999 to $910.1 million. This growth was largely attributable to a net inflow of deposits of $26.8 million and interest credited to deposits of $25.0 million. The table below depicts the changes in deposits over the last three years:

                                                            Year Ended December 31,
                                                 ----------------------------------------
                                                   1999             1998            1997
                                                 --------       ------------      -------
                                                                (In Millions)

Beginning balance..............................  $  858.3         $ 767.0         $ 744.9
Interest credited..............................      25.0            24.4            23.7
Deposit inflows (outflows), net................      26.8            66.9            (1.6)
                                                 --------         -------         -------
Ending balance.................................  $  910.1         $ 858.3         $ 767.0
                                                 ========         =======         =======

         Borrowings. Total borrowings increased $50.1 million between December 31, 1998 and 1999. Approximately $55.0 million in borrowings from the Federal Home Loan Bank were added during the year as well as $4.6 million in sweep repurchase agreements. These increases were offset in part by a $9.6 million decline in federal funds purchased and securities sold under agreement to repurchase.

         Stockholders' Equity. Stockholders' equity increased $10.4 million to $96.2 million at December 31, 1999. This increase included $19.7 million in net income offset in part by the acquisition of 335,500 shares of treasury stock for $4.9 million and dividends of $1.4 million declared and paid to stockholders. In addition net unrealized losses on securities available-for-sale increased $3.5 million during 1999.

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

         The repricing and maturities of the Corporation's interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 1999 are set forth in the following table:

                                                            Less than          One to               Over
                                                             One Year       Five Years          Five Years        Total
                                                            ----------      ----------          ----------       -------
                                                                                 (Dollars in Thousands)
Interest-rate sensitive assets:
   Real estate loans (1)...............................     $ 226,215       $ 164,363           $ 201,215       $ 591,793
   Commercial loans....................................        51,693          15,964              48,274         115,931
   Consumer loans and leases...........................        64,494          69,008              42,282         175,784
   Vehicles under operating leases.....................        68,083         154,414                   -         222,497
   Mortgage-backed securities..........................       281,814         115,982              49,953         447,749
   Loans held-for-sale.................................        24,572               -                  -           24,572
   Investment in reverse mortgages.....................         1,700           6,497              19,906          28,103
   Investment securities...............................        28,655           1,563               6,831          37,049
   Other investments...................................        36,526             -                    -           36,526
                                                            ---------        --------           ---------       ---------
                                                              783,752         527,791             368,461       1,680,004
                                                            ---------        --------           ---------       ---------
Interest-rate sensitive liabilities:
   Money market and interest-bearing
      demand deposits .................................        18,640               -              60,681          79,321
   Savings deposits....................................        54,325               -             204,529         258,854
   Retail time deposits................................       217,689          57,516               2,846         278,051
   Jumbo certificates of deposit.......................        23,309           1,336                   -          24,645
   Brokered certificates of deposit....................        99,728          49,737                   -         149,465
   FHLB advances.......................................       300,000         215,000                   -         515,000
   Trust preferred borrowings and interest rate cap                -               -               50,000          50,000
   Other borrowed funds................................        88,165          69,300                  -          157,465
                                                            ---------        --------           ---------       ---------
                                                              801,856         392,889             318,056       1,512,801
                                                            ---------        --------           ---------       ---------
Excess of interest-rate sensitive
   assets over interest-rate sensitive liabilities
   ("interest-rate sensitive gap").....................     $ (18,104)      $ 134,902           $  50,405       $ 167,203
                                                            =========       =========           =========       =========

Interest-rate sensitive assets/interest-rate sensitive
   liabilities.........................................         97.74%
Interest-rate sensitive gap as a percent of total
   assets..............................................         (1.03)%

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

         In November 1998, the Corporation purchased a ten-year interest rate cap in order to limit its exposure on $50 million of variable rate trust preferred securities issued in November 1998. This derivative instrument caps 3-month LIBOR (the base rate of the trust preferred) at 6.00%. The trust preferred is classified in the over five-years category reflecting the inability to price upward for the balance on the term of the interest rate cap.

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

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivatives Activities." This test measures the impact on the net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated impact of immediate changes in interest rates on net interest margin and net portfolio value at the specified levels at December 31, 1999 and 1998, calculated in compliance with Thrift Bulletin No. 13A:

                                                               December 31,
                                     ------------------------------------------------------------------
                                                  1999(1)                            1998(4)
                                     --------------------------------     ------------------------------
            Change in Interest       % Change in                           % Change in
                   Rate              Net Interest       Net Portfolio      Net Interest    Net Portfolio
              (Basis Points)          Margin (2)           Value (3)        Margin (2)       Value (3)
              --------------          ----------        -------------      -----------      ---------
                   +300                   4%               5.12%               1%               5.42%
                   +200                   1                5.28                1                5.90
                   +100                   1                5.45                1                6.40
                      0                   0                5.75                0                6.94
                   -100                  -1                5.82               -1                7.48
                   -200                  -2                6.02               -2                8.06
                   -300                  -3                6.22               -4                8.68

(1) Reflects a change with respect to the NPV value of demand deposits in 1999.

(2) This column represents the percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected in the various rate increments.

(3) This column represents the net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected in the various rate increments.

(4) December 31, 1998 has been restated to reflect the interest-sensitive nature of the operating lease portfolio.

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

   The following table sets forth the Corporation's non-performing assets, restructured loans and past due loans and leases at the dates indicated:

                                                                                       December 31,
                                                         ------------------------------------------------------------------
                                                            1999            1998          1997           1996         1995
                                                            ----            ----          ----           ----         ----
                                                                                  (Dollars in Thousands)
Nonaccruing loans/nonperforming leases:
     Commercial....................................       $ 2,630      $   2,182     $    1,216      $    550     $     563
     Consumer......................................           310            381            194           224           291
     Commercial mortgages..........................         1,808          2,383          3,919         3,243         2,527
     Residential mortgages.........................         2,617          3,068          3,710         3,790         3,568
     Construction..................................             -              -             38         3,529         3,588
                                                          -------      ---------     ----------      --------     ---------

Total nonaccruing loans/nonperforming leases.......         7,365          8,014          9,077        11,336        10,537

Nonperforming investments in real estate...........             -             76            989         1,500         1,252
Assets acquired through foreclosure................         1,061          2,993          3,826         6,441        11,614
                                                          -------      ---------     ----------      --------     ---------

Total nonperforming assets.........................       $ 8,426      $  11,083     $   13,892      $ 19,277     $  23,403
                                                          =======      =========     ==========      ========     =========

Restructured loans.................................       $     -      $       -     $    4,740      $ 10,967     $  17,393
                                                          =======      =========     ==========      ========     =========
Past due loans/leases:
     Residential mortgages.........................       $   333      $     247     $      315      $    328     $     111
     Commercial and commercial mortgages...........           504          2,654          1,909           832           789
     Consumer......................................           107             86            261           510           143
                                                          -------      ---------     ----------      --------     ---------

Total past due loans...............................       $   944      $   2,987     $    2,485      $  1,670     $   1,043
                                                          =======      =========     ==========      ========     =========

Ratio of nonaccruing loans/leases to total
     loans/leases (1)..............................          0.67%          0.81%          0.95%         1.34%         1.30%
Ratio of allowance for loan/lease losses to gross
     loans/leases(1)...............................          2.22           2.49           2.61          2.84          2.90
Ratio of nonperforming assets to total assets......          0.48           0.68           0.92          1.42          1.92
Ratio of loan/lease losses allowance to nonaccruing
     loans/leases (2)..............................        322.56         307.97         273.06        197.04        201.84
Ratio of loan/lease losses and foreclosed asset
     allowance to total nonperforming assets (2)...        284.96         225.05         178.50        120.22         94.87

(1)  Total loans exclude loans held-for-sale.
(2)  The applicable allowance represents general valuation allowances only.

         Total nonperforming assets decreased by $2.7 million between 1998 and 1999 and by $2.8 million between 1997 and 1998. In 1999, $18.9 million in collections of such assets, $1.4 million in charge-offs/writedowns, and $2.9 million in transfers to accrual/restructured status contributed to the reduction in nonperforming assets. Such decreases were offset by the addition of $20.6 million of assets that were not previously classified as nonperforming assets. The decrease in the levels of nonperforming assets reflect management's continued efforts to identify and resolve problem assets coupled with the effects of the current economic environment.

         An analysis of the change in the balance of nonperforming assets during the last three fiscal years is presented below:


                                                                   Year Ended December 31,
                                                       ------------------------------------------
                                                          1999             1998            1997
                                                          ----             ----            ----
                                                                       (In Thousands)
Beginning balance....................................  $   11,083        $  13,892      $  19,277
      Additions......................................      20,562           18,809         20,090
      Collections  ..................................     (18,930)         (17,029)       (23,337)
      Transfers to accrual/restructured status.......      (2,937)          (2,880)        (2,122)
      Transfers to investment in real estate.........           -                -              -
      Charge-offs/write-downs........................      (1,352)          (1,709)           (16)
                                                       ----------        ---------      ---------

Ending balance.......................................  $    8,426        $  11,083      $  13,892
                                                       ==========        =========      =========

         The level of nonaccruing loans and the nonperforming leases to total loans/leases ratio decreased from .81% in 1998 to .67% in 1999. The nonperforming assets to total assets ratio decreased from .68% in 1998 to .48% in 1999. Both the continued reduction in nonaccruing assets and nonperforming loans and the increase in total loans/leases and assets, contributed to the improved ratios.

         In 1999, assets acquired through foreclosure reductions of $1.9 million accounted for the majority of the decrease in total nonperforming assets.

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

         The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

                                                                                 Year Ended December 31,
                                                                  ----------------------------------------------------
                                                                     1999       1998       1997       1996        1995
                                                                     ----       ----       ----       ----        ----
                                                                                   (Dollars in Thousands)
Beginning balance....................................             $23,689     $24,850    $24,241    $24,167     $21,700
Provision for loan losses............................               1,004       1,080      1,533      1,687       1,403
Balance at acquisition for discounted
    commercial mortgages.............................                   -           -          -          -       2,600
Reclass to allowance for vehicles under operating
   lease ............................................                   -           -       (259)         -           -
Reclass from allowance for ORE losses................                   -           -        848          -           -

Charge-offs:
    Residential real estate..........................                 172         210        193        185         154
    Commercial real estate (1).......................                 692         608        520        416         814
    Commercial ......................................                 437         648        169        605         404
    Consumer (2).....................................               1,016       1,153        859        607         826
                                                                  -------     -------    -------    -------     -------
Total charge-offs....................................               2,317       2,619      1,741      1,813       2,198
                                                                  -------     -------    -------    -------     -------

Recoveries:
    Residential real estate..........................                   -          12          2         15           1
    Commercial real estate (1).......................                 271         123         95          4         293
    Commercial.......................................                 116          74         22         15         169
    Consumer (2).....................................                 261         169        109        166         199
                                                                  -------     -------    -------    -------     -------
Total recoveries.....................................                 648         378        228        200         662
                                                                  -------     -------    -------    -------     -------
Net charge-offs......................................               1,669       2,241      1,513      1,613       1,536
                                                                  -------     -------    -------    -------     -------
Ending balance.......................................             $23,024     $23,689    $24,850    $24,241     $24,167
                                                                  =======     =======    =======    =======     =======
Net charge-offs to average gross
    loans outstanding, net
    of unearned income...............................                0.21%      0.29%       0.19%      0.21%       0.20%
                                                                  =======     =======    =======    =======     =======

(1)  Includes commercial mortgage and construction loans.
(2)  Includes finance-type leases.

         The table below represents a summary of changes in the allowance for operating lease credit losses during the periods indicated:

                                                                     1999        1998      1997        1996 (1)
                                                                     ----        ----      ----       -----
                                                                                     (In Thousands)

Beginning balance....................................                $992      $1,097    $   499    $     -
Provision for losses on vehicles under operating leases               864         547        976        328
Reclass from allowance for loan losses ..............                   -           -        259          -
Transfer from residual reserve.......................                   -           -          -        362
Charge-offs..........................................                 667         909        791        273
Recoveries...........................................                 278         257        154         82
                                                                   ------      ------    -------    -------
Net charge-offs......................................                 389         652        637        191
                                                                   ------      ------    -------    -------

Ending balance.......................................              $1,467      $  992    $ 1,097    $   499
                                                                   ======      ======    =======    =======

(1)   Operating-lease activity began in 1996.

         The provision for loan losses declined $76,000 between 1998 and 1999. This decrease reflected a general improvement in the quality of the loan portfolio. The provision for losses on vehicles under operating leases increased $317,000 between 1998 and 1999. This increase was due to the growth in the lease portfolio, and anticipated decline in residual value.

         Net charge-offs decreased $572,000 between 1998 and 1999. Individual charge-offs of $178,000, $132,000 and $76,000, all of which were secured by commercial real estate, represented the most substantial charge-offs occurring in 1999. In 1998, the most substantial charge-offs included a $314,000 charge-off of a commercial real estate secured by an office building facility and a $216,000 charge-off of a commercial loan secured by both real estate and business assets.

         The allowance for credit losses is allocated by major portfolio type. As these portfolios have matured, they have become a source of historical data in projecting delinquencies and loss exposure; however, such allocations are not indicative of where future losses will occur. The allocation of the allowance for loan and lease losses by portfolio type at the end of each of the last five fiscal years, and the percentage of outstandings in each category to total gross outstandings at such dates follow:

                                                                            December 31,
                                   ---------------------------------------------------------------------------------------
                                            1999              1998            1997              1996            1995
                                            ----              ----            ----              ----            ----
                                      Amount  Percent    Amount  Percent  Amount Percent  Amount Percent   Amount   Percent
                                      ------  -------    ------  -------  ------ -------  ------ -------   ------   -------
                                                                      (Dollars in Thousands)

Residential real estate..........   $   1,389   41.7%  $   229   36.5%   $   525  36.0%   $   326   34.4%   $   409   32.7%
Commercial real estate...........       8,240   25.3    10,398   30.1     11,280  31.8     12,697   37.8     13,663   38.8
Commercial.......................       9,983   13.1    11,751   12.4     11,663  12.0     10,068   3.5       9,180    2.9
Consumer (1).....................       3,412   19.9     1,311   21.0      1,382  20.2      1,150   24.3        915   25.6
                                    ---------  -----   -------  -----    ------- -----    -------  -----    -------  -----

Total loans......................   $  23,024  100.0   $23,689  100.0%   $24,850 100.0%   $24,241  100.0%   $24,167  100.0%
                                    =========  =====   =======  =====    ======= =====    =======  =====    =======  =====

Operating leases.................   $   1,467  100.0%  $   992  100.0%   $ 1,097 100.0%   $   499  100.0%
                                    =========  =====   =======  =====    ======= =====    =======  =====

(1) Includes finance-type leases.

LIQUIDITY

         As required by the OTS, institutions under its supervision must maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. The liquidity ratios of the Bank were 6.4% and 10.6% at December 31, 1999 and 1998, respectively.

         Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity. At December 31, 1999 and 1998, the Bank had outstanding FHLB advances of $515.0 million and $460.0 million, respectively.

         The Corporation routinely enters into commitments requiring the future outlay of funds. Effective March 1, 1997, the Bank entered into a new 5-year agreement with its data processing facilities management company. Under the terms of this agreement, an average minimum payment of approximately $4.5 million per year for 2000 and 2001 has been committed. The aforementioned commitment, as well as loan commitments, are expected to be met through traditional funding sources, such as deposits, short-term borrowings, advances from the FHLB and principal repayments on loans and investments.

         During 1999, financing activities provided cash and cash equivalents of $101.6 million while operating and investing activities used $5.4 million and $113.8 million, respectively. The cash provided by financing activities resulted primarily from additional borrowings from the FHLB and increases in demand and savings deposits. This cash was used to fund the purchase of investment securities and mortgage-backed securities, as well as the repayment of other borrowings, and a net increase in loan volume.

         In 1998, operating and financing activities provided $20.8 million and $98.6 million of cash and cash equivalents, respectively, while investing activities used $95.3 million. The cash provided by financing activities resulted primarily from additional FHLB advances, increases in demand and time deposits, and the issuance of trust preferred securities. This cash was utilized to fund the purchase of investment securities and mortgage-backed securities, as well as the repayment of other borrowings, and a net increase in vehicles under operating leases. During 1997, the operating and financing activities provided $15.7 million and $141.9 million of cash and cash equivalents, respectively, while investing activities used $155.0 million. The funds provided by financing activities reflect the additional FHLB advances and securities sold under agreement to repurchase. This cash was used to fund the purchase of investment securities and mortgage-backed securities, as well as for the repayment of other borrowings and a net increase in assets leased to others.

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

         At December 31, 1999, the Bank is classified as well-capitalized and is in compliance with all regulatory capital requirements. Management anticipates that the Bank will continue to be classified as well-capitalized. For additional information concerning the Bank's regulatory capital compliance see Note 10 to the Consolidated Financial Statements.

         As part of capital management, the corporation from time to time purchases its own shares of common stock to be included in its treasury. Since 1996, the Board of Directors has approved four separate stock repurchase programs to reacquire common stock outstanding. As part of these programs, the Corporation acquired 1.6 million shares in 1996, 507,000 shares in 1997, 1.0 million shares in 1998 and 340,000 shares in 1999. At December 31, 1999, the Corporation held 3.5 million shares of its common stock in the treasury. The Corporation may continue repurchasing shares in 2000.

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

ACCOUNTING DEVELOPMENTS

        In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in July 1999 by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has determined that the impact of this statement, including its provisions for the potential reclassifications of investment securities, on operations, financial condition and equity, will not have a material impact.

YEAR 2000

         Banking, by its nature, is a very data processing intensive industry. Year 2000 issues resulted from the inability of many computer programs or computerized equipment to accurately calculate, store or use a calendar date after December 31, 1999. These potential shortcomings could have resulted in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, calculate interest payments, track important customer information, provide convenient access to this information, or engage in normal business operations.

         As a result of the rollover to the Year 2000, WSFS experienced no significant technological related problems and more importantly no adverse customer impact. There remain however, some critical dates that could affect future computer operations. These dates include March 31, 2000 and December 31, 2000, which are the first times that quarterly and yearly information will be processed. While there can be no assurances that these dates will be handled properly, given the successful rollover to the Year 2000 and our plan to effectively manage the remaining critical dates, management believes WSFS is well prepared to handle all remaining Year 2000 issues.

         WSFS is subject to the regulation and supervision of various banking regulators, whose oversight includes providing specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the WSFS' Year 2000 programs were conducted periodically and reports are submitted by the Bank to the banking regulators and the Board of Directors on a periodic basis.

         From a technology perspective, WSFS uses application software systems and receives technical support from one of the world's largest data processing providers to financial institutions, for nearly its entire critical customer accounting applications. This company has extensive resources dedicated at their corporate level to assist their financial institution customers, including WSFS, in the effort to become Year 2000 compliant.

         From a cost perspective, WSFS was already involved in upgrading its technology infrastructure and therefore, many potential Year 2000 issues were avoided by the replacement of old systems with new technology. WSFS' approach to the Year 2000 issue was to develop an effective plan and monitor progress closely, thereby minimizing exposure to adverse customer and shareholder impact while satisfying all regulatory requirements. As of December 31, 1999, WSFS had incurred $3.4 million in expenses related to the Year 2000 issue and anticipates spending an additional $100,000 in future periods. A large portion of costs associated with Year 2000 issues was met from existing resources through a reprioritization of the technology department initiatives with the remainder representing incremental costs.

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

Item 8.  Financial Statements and Supplementary Data

        (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:


Independent Auditors' Report .........................................  47
WSFS Financial Corporation (and Subsidiaries):
      Management's Statement on Financial Reporting...................  48
      Consolidated Statement of Operations ...........................  49
      Consolidated Statement of Condition.............................  50
      Consolidated Statement of Changes in Stockholders' Equity.......  51
      Consolidated Statement of Cash Flows............................  52
      Notes to the Consolidated Financial Statements..................  54

        (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following page:

   Quarterly Financial Summary (unaudited)............................  89

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WSFS Financial Corporation:

         We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries (the Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ KPMG LLP
--------------------------

January 19, 2000
Philadelphia, Pennsylvania

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

         The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that WSFS Financial Corporation complied, in all material respects, with the designated laws and regulations related to safety and soundness as of December 31, 1999.


/s/ MARVIN N. SCHOENHALS                         /s/ MARK A. TURNER
--------------------------                       -----------------------------
Marvin N. Schoenhals                             Mark A. Turner
Chairman, President &                            Executive Vice President
Chief Executive Officer                          & Chief Financial Officer

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                           Year Ended December 31,
                                                                                ------------------------------------------
                                                                                     1999            1998           1997
                                                                                ---------------  --------------   --------
                                                                               (Dollars In Thousands, Except Per Share Data)

Interest income:
Interest and fees on loans..............................................        $ 67,042         $ 68,319      $  72,039
Interest on mortgage-backed securities..................................          30,540           26,736         25,829
Interest and dividends on investment securities.........................           2,342            3,016          2,785
Other interest income...................................................          10,256           10,161          9,282
                                                                                --------         --------      ---------
                                                                                 110,180          108,232        109,935
                                                                                --------         --------      ---------
Interest expense:
Interest on deposits ..................................................           33,142           32,519         31,484
Interest on Federal Home Loan Bank advances............................           25,221           23,785         22,598
Interest on federal funds purchased and securities sold under
  agreements to repurchase.............................................            8,356           10,686         12,040
Interest on senior notes and trust preferred borrowings................            4,181            3,748          3,315
Interest on other borrowings...........................................              470              376            380
                                                                                --------         --------      ---------
                                                                                  71,370           71,114         69,817
                                                                                --------         --------      ---------
Net interest income.....................................................          38,810           37,118         40,118
Provision for loan losses...............................................           1,004            1,080          1,533
                                                                                --------         --------      ---------
Net interest income after provision for loan losses.....................          37,806           36,038         38,585
                                                                                --------         --------      ---------

Other income:
Loan and lease servicing fee income ....................................           3,515            3,440          3,165
Rental income on operating leases, net.................................           13,569           11,911          9,089
Deposit service charges................................................            5,464            4,371          4,248
Credit/debit card and ATM income ......................................            3,914            2,724          1,531
Securities gains (losses) .............................................             (602)             305            165
Gain (loss) on sale of loans...........................................             (993)             638            144
Other income...........................................................            1,767            1,304          1,274
                                                                                --------         --------      ---------
                                                                                  26,634           24,693         19,616
                                                                                --------         --------      ---------
Other expenses:
Salaries, benefits and other compensation..............................           20,100           15,758         17,073
Equipment expense......................................................            3,249            2,093          1,452
Data processing and operations expense.................................            5,896            5,179          4,540
Occupancy expense......................................................            3,435            3,000          2,793
Marketing expense......................................................            1,575            1,288          1,212
Professional fees......................................................            2,437            1,581          1,374
Net costs of assets acquired through foreclosure.......................              286              737          1,056
Other operating expenses...............................................            7,522            6,807          5,736
                                                                                --------         --------      ---------
                                                                                  44,500           36,443         35,236
                                                                                --------         --------      ---------
Income before taxes, extraordinary item and minority interest..........           19,940           24,288         22,965
Income tax provision  .................................................            1,203            6,315          6,576
                                                                                --------         --------      ---------
Income before extraordinary item and minority interest.................           18,737           17,973         16,389
Loss on extinguishment of debt, net of $787,000 in income tax..........                -            1,461              -
                                                                                --------         --------      ---------
Income before minority interest........................................           18,737           16,512         16,389
Less minority interest.................................................             (972)               -              -
                                                                                --------         --------      ---------
Net income.............................................................         $ 19,709        $  16,512      $  16,389
                                                                                ========        =========      =========
Earnings per share:
  Basic:
     Income before extraordinary item .................................         $   1.74        $    1.46       $   1.31
     Loss on extinguishment of debt....................................                -            (0.12)             -
                                                                                --------        ---------       --------
         Net income ...................................................         $   1.74        $    1.34       $   1.31
                                                                                ========        =========       ========
  Diluted:
     Income before extraordinary item .................................         $   1.73        $    1.44       $   1.29
     Loss on extinguishment of debt....................................              -              (0.12)            -
                                                                               ----------       ---------       --------
         Net income ...................................................         $   1.73        $    1.32       $   1.29
                                                                               ==========       =========       ========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION

                                                                                                        December 31,
                                                                                              -------------------------------
                                                                                                   1999               1998
                                                                                               ------------      ---------
                                                                                                       (In Thousands)
  Assets

  Cash and due from banks.......................................................             $   59,166         $   55,848
  Federal funds sold and securities purchased under agreements to resell........                      -             20,900
  Interest-bearing deposits in other banks......................................                  8,026              7,518
  Investment securities held-to-maturity (market value: 1999-$8,420, 1998-$8,050)                 8,612              7,642
  Investment securities available-for-sale......................................                 28,861             30,219
  Mortgage-backed securities held-to-maturity (market value: 1999-$250,079,
     1998-$266,797) ............................................................                258,825            265,858
  Mortgage-backed securities available-for-sale.................................                188,924            193,226
  Investment in reverse mortgages, net..........................................                 28,103             31,293
  Loans held-for-sale...........................................................                 24,558              3,084
  Loans, net of allowance for loan losses of $23,024 at December 31, 1999 and
    $23,689 at December 31, 1998................................................                856,627            760,584
  Vehicles under operating leases, net of allowance for lease credit losses of
    $1,467 at December 31, 1999 and $992 at December 31, 1998...................                220,209            199,967
  Stock in Federal Home Loan Bank of Pittsburgh, at cost........................                 28,500             23,000
  Assets acquired through foreclosure...........................................                  1,061              2,993
  Premises and equipment........................................................                 14,621             11,919
  Accrued interest and other assets.............................................                 27,727             21,659
                                                                                             ----------         ----------
  Total assets..................................................................             $1,753,820         $1,635,710
                                                                                             ==========         ==========
  Liabilities and Stockholders' Equity

  Liabilities:

  Deposits:
   Noninterest-bearing demand...................................................             $  119,754         $  108,418
   Money market and interest-bearing demand ....................................                 79,321             68,208
   Savings......................................................................                258,854            218,334
   Time.........................................................................                278,051            333,419
                                                                                             ----------         ----------
            Total retail deposits ..............................................                735,980            728,379
   Jumbo certificates of deposit................................................                 24,645             65,453
   Brokered certificates of deposit.............................................                149,465             64,468
                                                                                             ----------         ----------
             Total deposits.....................................................                910,090            858,300

  Federal funds purchased and securities sold under agreements to repurchase ...                143,941            153,505
  Federal Home Loan Bank advances...............................................                515,000            460,000
  Trust preferred borrowings....................................................                 50,000             50,000
  Other borrowed funds..........................................................                 13,524              8,904
  Accrued expenses and other liabilities........................................                 20,006             19,249
                                                                                             ----------         ----------
  Total liabilities.............................................................              1,652,561          1,549,958
                                                                                             ----------         ----------
  Commitments and contingencies

  Minority Interest.............................................................                  5,106                  -

  Stockholders' Equity:

  Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding, ....................................................                      -                  -
  Common stock $.01 par value, 20,000,000 shares authorized; issued 14,797,513
    at December 31, 1999, and 14,695,688 at December 31, 1998...................                    148                147
  Capital in excess of par value ...............................................                 58,185             57,696
  Accumulated other comprehensive income (loss).................................                (3,265)                236
  Retained earnings............................................................                  83,000             64,657
  Treasury stock at cost, 3,528,269 shares at December 31, 1999 and 3,192,769
    shares at December 31, 1998.................................................                (41,915)           (36,984)
                                                                                             ----------         ----------
  Total stockholders' equity....................................................                 96,153             85,752
                                                                                             ----------         ----------
  Total liabilities, minority interest and stockholders' equity.................             $1,753,820         $1,635,710
                                                                                             ==========         ==========

  The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                              Accumulated
                                                                 Capital        Other                                    Total
                                                      Common    in Excess    Comprehensive    Retained     Treasury   Stockholders'
                                                      Stock    of Par Value    Income Loss     Earnings      Stock       Equity
                                                   ----------  ------------  -------------    ---------    ---------  -------------
                                                                             (In Thousands)

Balance, January 1, 1997.....................       $    146      $57,289      $   166         $32,863      $(14,676)     $ 75,788

Comprehensive income:
     Net income..............................              -            -            -          16,389             -        16,389
     Other comprehensive income(1)...........              -            -          213               -             -           213
Total comprehensive income ..................              -            -            -               -             -        16,602
Exercise of common stock options ............              -          180            -               -             -           180
Treasury Stock at cost, 507,409 shares ......              -            -            -               -        (5,811)       (5,811)
                                                    --------      -------      -------         -------     ----------    ---------
Balance, December 31, 1997 ..................            146       57,469          379          49,252       (20,487)       86,759

Comprehensive income:
     Net income..............................              -            -            -          16,512             -        16,512
     Other comprehensive income (1)..........              -            -         (143)              -             -          (143)

Total comprehensive income...................              -            -            -               -             -        16,369

Cash Dividend, $.09 per share ...............              -                                    (1,107)            -        (1,107)
Exercise of common stock options ............              1          227            -               -             -           228
Treasury Stock at cost, 1,030,160 shares(2) .              -            -            -               -       (16,497)      (16,497)
                                                    --------      -------      -------         -------      ---------     --------

Balance, December 31, 1998 ..................            147       57,696          236          64,657       (36,984)       85,752

Comprehensive income:
     Net income..............................              -            -            -          19,709             -        19,709
     Other comprehensive income (1)..........              -            -       (3,501)              -             -        (3,501)
Total comprehensive income...................              -            -            -               -             -        16,208

Cash Dividend, $.12 per share................              -            -            -          (1,366)            -        (1,366)
Exercise of common stock options ............              1          388            -               -             -           389
Treasury Stock at cost, 335,500 shares (3) ..              -            -            -               -        (4,931)       (4,931)
Increase in investment in subsidiary ........              -          101            -               -             -           101
                                                    --------      -------      -------        --------      ---------     --------
Balance, December 31, 1999 .................        $    148      $58,185      $(3,265)        $83,000      $(41,915)     $ 96,153
 ............................................       ========      =======      =======        ========      =========     ========

(1)      Other Comprehensive Income:

                                                                     1999        1998        1997
                                                                    -----       ------      -----
     Net unrealized holding gains (losses) on securities
         available-for-sale arising during the period ........      $(3,892)    $  55       $ 320
     Less: reclassification adjustment for gains (losses)
         included in income...................................         (391)      198         107
                                                                    -------     -----       -----
     Other comprehensive income (loss)........................      $(3,501)    $(143)      $ 213
                                                                    =======     =====       =====

(2)      Net of reissuances of 4,800 shares
(3)      Net of reissuances of 4,500 shares

  The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                                    ----------------------------------------
                                                                                      1999           1998            1997
                                                                                     ------         ------          ------
                                                                                                  (In Thousands)
Operating activities:

Net income.............................................................            $ 19,709       $ 16,512        $  16,389
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Provision for loan, lease and residual value losses .............                 4,020         2,313            2,509
     Depreciation, accretion and amortization .........................                3,366         2,875             (861)
     Decrease (increase) in accrued interest receivable and other assets              (3,247)        1,496            4,703
     Origination of loans held-for-sale ...............................              (56,011)      (58,398)         (27,605)
     Proceeds from sales of loans held-for-sale........................               32,528        58,008           26,509

     Increase (decrease) in accrued interest payable and other liabilities               538         2,236           (1,908)

     Increase in reverse mortgage capitalized interest, net ...........               (7,052)       (5,525)          (4,372)
     Loss on extinguishment of debt....................................                    -         2,248                -
     Minority Interest in net income...................................                 (972)            -                -
     Other, net .......................................................                1,711          (994)             372
                                                                                   ---------      ---------       ---------
Net cash provided by (used for) operating activities.................                 (5,410)       20,771           15,736
                                                                                   ---------      ---------       ---------

Investing activities:

     Net (increase) decrease of interest-bearing deposits in other banks                (508)       21,474          (23,190)

     Maturities of investment securities ..............................               16,577        41,070            5,528
     Sales of investment securities available-for-sale.................               20,000        20,059           40,030
     Purchases of investment securities held-to-maturity...............               (2,295)      (10,000)         (15,046)
     Purchases of investment securities available-for-sale.............              (34,148)      (10,000)         (89,956)
     Sales of mortgage-backed securities available-for-sale ...........                    -        29,875           13,295
     Repayments of mortgage-backed securities available-for-sale.......               67,963        44,344            8,205
     Repayments of mortgage-backed securities held-to-maturity ........              108,436       151,661           92,029
     Purchases of mortgage-backed securities held-to-maturity .........             (101,369)     (145,178)         (52,131)
     Purchases of mortgage-backed securities available-for-sale........              (69,881)     (210,288)         (26,651)
     Repayments on reverse mortgages...................................               19,878        16,603           19,023
     Disbursements for reverse mortgages...............................               (9,456)      (10,058)         (10,546)
     Sales of loans....................................................                    -        16,781            7,556
     Purchase of loans ................................................              (74,721)      (10,479)         (11,030)
     Net decrease (increase)  in loans ................................              (22,442)       (8,007)           8,422
     Net increase in operating leases..................................              (38,347)      (39,979)        (125,863)
     Net increase in stock of Federal Home Loan Bank of Pittsburgh ....               (5,500)       (2,748)          (4,117)
     Receipts from investments in real estate  ........................                   -          1,252               -
     Sales of assets acquired through foreclosure, net ................               17,190        12,996           13,819
     Premises and equipment, net  ....................................                (5,156)       (4,720)          (4,325)
     Other, net........................................................                   -              -               (2)
                                                                                   ---------      ---------       ---------
Net cash used for investing activities................................              (113,779)      (95,342)        (154,950)
                                                                                   ---------      ---------       ---------

                                                        (Continued on next page)

                                                                                           Year Ended December 31,
                                                                                       --------------------------------
                                                                                        1999         1998         1997
                                                                                       --------    --------      ------
                                                                                                (In Thousands)
  Financing activities:

       Net increase in demand and savings deposits..............................       67,537        80,739        25,350
       Net increase (decrease) in time deposits ................................      (11,598)       11,328        (3,506)
       Receipts from FHLB borrowings ...........................................      210,000       884,000       765,000
       Repayments of FHLB borrowings ...........................................     (155,000)     (824,000)     (687,699)
       Receipts from reverse repurchase agreements..............................      111,211       259,771       543,157
       Repayments of reverse repurchase agreements .............................     (125,775)     (313,965)     (494,762)
       Receipts from Federal funds purchased....................................      317,800             -             -
       Repayments of Federal funds purchased....................................     (312,800)            -             -
       Dividends paid on common stock...........................................       (1,366)       (1,107)            -
       Issuance of common stock ................................................          389           228           180
       Extinguishment of senior notes ..........................................            -       (30,548)            -
       Proceeds from issuance of trust preferred borrowings, net of costs.......            -        48,624             -
       Purchase of treasury stock, net of re-issuance...........................       (4,931)      (16,497)       (5,811)
       Increase in investment in subsidiary.....................................          101             -             -
       Minority interest........................................................        6,039             -             -
                                                                                   ----------     ---------     ---------
       Net cash provided by financing activities................................      101,607        98,573       141,909
                                                                                   ----------     ---------     ---------
       Increase (decrease) in cash and cash equivalents ........................      (17,582)       24,002         2,695
       Cash and cash equivalents at beginning of period ........................       76,748        52,746        50,051
                                                                                   -----------    ---------     ---------
       Cash and cash equivalents at end of period ..............................   $   59,166     $  76,748     $  52,746
                                                                                   ===========    =========     =========

  Supplemental Disclosure of Cash Flow Information:

       Cash paid in interest during the year ...................................   $   68,231     $  72,048     $  68,611
       Cash paid (refund) in income taxes, net .................................        1,041         2,233          (538)
       Loans transferred to assets acquired through foreclosure ................       16,192         9,704         9,655

       Net change in unrealized gains (losses) on securities available-for-sale,
         net of tax                                                                    (3,501)         (143)          213

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company organized under the laws of the State of Delaware. The Corporation's principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (WSFS or
Bank), is a federal savings bank organized under the laws of the United States which conducts operations from 24 retail banking offices located in Northern Delaware and Southeastern Pennsylvania.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The material estimates that are particularly susceptible to significant change in the near term relate to the determination of the adequacy of the allowances for loan and lease losses and the valuations of other real estate owned, deferred tax assets, investment in reverse mortgages and contingencies.

         Basis of Presentation

         The consolidated financial statements include the accounts of the parent company, WSFS Capital Trust I, the Bank and its wholly-owned subsidiaries, WSFS Credit Corporation (WCC), 838 Investment Group, Inc. and Star States Development Company (SSDC) as well as not wholly-owned, but majority controlled subsidiaries, Wilmington National Finance, Inc. (WNFI), formerly Community Credit Corporation, and CustomerOne Financial Network, Inc. (C1FN).

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

         In August 1999, the Bank acquired stock in C1FN, a company formed in 1998 to provide direct-to-customer marketing, servicing, Internet development and technology management for "branchless" financial services. WSFS has the opportunity and under certain circumstances the obligation to invest additional funds. WSFS has majority control of C1FN, through a voting trust, and a 43% economic interest at December 31, 1999. As a result of this investment, C1FN's internet-only banking structure became part of everbank.comtm, a division of WSFS. C1FN and WSFS manage the operations of everbank.com(TM) . Everbank.comtm began marketing internet-only banking to a national clientele in November of 1999. Also, during November of 1999, the Corporation expanded the home equity lending business of Community Credit Corporation (CCC). CCC was renamed Wilmington National Finance, Inc. and WSFS retained a 51% ownership with the remainder held by WNFI executives. In addition, WSFS has warrants to purchase an additional 15% of WNFI's equity.

         Certain reclassifications have been made to the prior years' financial statements to conform them to the current year's presentation. All significant intercompany transactions are eliminated in consolidation.

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

         There were no investment and mortgage-backed securities classified as "trading" during 1999, 1998 and 1997.

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

      Changes in economic conditions and economic prospects of borrowers can occur quickly, and as a result, impact the estimates made by management. These estimates are continually reviewed, and as adjustments become necessary, they are included in operations in the period in which they become known. Identified losses on specific loans, leases, investments in real estate or assets acquired through foreclosure are charged against the applicable allowance.

         Assets Held-for-Sale

         Assets held-for-sale include loans held-for-sale and motor vehicles that have been returned to the Corporation upon the expiration of their lease terms. Assets held-for-sale are carried at the lower of cost or market.

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

         Income Taxes

         The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement basis and tax bases of assets and liabilities.

         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                              1999            1998               1997
                                                                              ----            ----               ----
                                                                              (In Thousands, except per share data)
           Numerator:
                Income before extraordinary item .........                   $19,709         $17,973            $16,389
                Loss on extinguishment of debt ...........                         -           1,461                  -
                                                                             -------         -------            -------
           Net income.....................................                   $19,709         $16,512            $16,389
                                                                             =======         =======            =======

           Denominator:
             Denominator for basic earnings per share -
               weighted average shares ...................                    11,352          12,317             12,508

             Effect of dilutive securities:
               Employee stock options.....................                        53             186                196
                                                                             -------         -------            -------

             Denominator for diluted earnings per share -
               adjusted weighted average shares and
               assumed exercise...........................                    11,405          12,503             12,704
                                                                             =======         =======            =======

         Earnings per share:
             Basic:
                  Income before extraordinary item .......                   $  1.74         $  1.46            $  1.31
                  Loss on extinguishment of debt..........                         -           (0.12)                 -
                                                                             -------         -------            -------
             Net income ..................................                   $  1.74         $  1.34            $  1.31
                                                                             =======         =======            =======

             Diluted:
                  Income before extraordinary item........                   $  1.73         $  1.44            $  1.29
                  Loss on extinguishment of debt..........                         -           (0.12)                 -
                                                                             -------         -------            -------
             Net income ..................................                   $  1.73         $  1.32            $  1.29
                                                                             =======         =======            =======

2. INVESTMENT SECURITIES

                                                                                     Gross            Gross
                                                                Amortized         Unrealized       Unrealized       Fair
                                                                   Cost              Gains            Losses       Value
                                                                ----------        ------------     -----------     -----
                                                                                        (In Thousands)
Available-for-sale securities:

     December 31, 1999:
       U.S. Government and agencies..................             $ 28,573       $        -          $    137      $28,436
       Other investments.............................                  425                -                 -          425
                                                                  --------       ----------          --------      --------
                                                                  $ 28,998       $        -          $    137      $28,861
                                                                  ========       ===========         ========      =======
     December 31, 1998:
       U.S. Government and agencies..................             $ 30,000       $      219          $      -      $30,219
                                                                  ========       ===========         ========      =======


Held-to-maturity:

     December 31, 1999:
       Corporate bonds...............................             $  6,855       $        -          $     194     $  6,661
       State and political subdivisions...............               1,757                2                  -        1,759
                                                                  --------       ----------          ---------    ---------
                                                                  $  8,612       $        2          $     194     $  8,420
                                                                  ========       ==========          =========     ========

    December 31, 1998:
       Corporate bonds...............................             $  6,059       $       55          $      12     $  6,102
       State and political subdivisions..............                1,583              365                  -        1,948
                                                                  --------       ----------          ---------     --------
                                                                  $  7,642       $      420          $      12     $  8,050
                                                                  ========       ==========          =========     ========

         Securities with book values aggregating $24.5 million at December 31, 1999 are pledged as collateral for securities sold under agreements to repurchase and the Bank's treasury, tax and loan account with the Federal Reserve. Accrued interest receivable relating to investment securities was $595,000 and $609,000 at December 31, 1999 and 1998, respectively.
Substantially, all of the interest and dividends on investment securities represented taxable income.

         The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at December 31, 1999 were as follows:

                                                                       Held-to-Maturity             Available-for-Sale
                                                                   -------------------------     ----------------------
                                                                    Amortized       Fair          Amortized        Fair
                                                                      Cost          Value           Cost           Value
                                                                   -----------     -------        ----------      -------
                                                                                       (In Thousands)
Within one year .......................................              $   218       $   217          $ 3,484      $ 3,484
After one year but within five years...................                1,563         1,530           25,514       25,377
After five but within ten years........................                1,884         1,767                -            -
After ten years........................................                4,947         4,906                -            -
                                                                     -------       -------          -------      -------
                                                                     $ 8,612       $ 8,420          $28,998      $28,861
                                                                     =======       =======          =======      =======

         Proceeds from the sales of investments available-for-sale during 1999 were $20.0 million, with losses of $9,000 realized on these sales. There is also a sale on $9.7 million of investment securities, classified as available-for-sale, for which a loss of $289,000 has been accrued in 1999. This sale settled in January 2000. Proceeds from the sale of investments during

1998 and 1997 were $20.1 million and $40.0 million, respectively. Gains of $30,000 and $91,000 were realized on these sales in 1998 and 1997, respectively.

         During 1997, the $1.3 million in state and political subdivision bonds, previously classified as available-for-sale, were reclassified as held-to-maturity due to the lack of an active market in these securities and the difficulty in obtaining timely market valuations for these securities. There were no sales of securities classified as held-to-maturity, nor other transfers between categories of investment securities during 1999, 1998 and 1997.

3. MORTGAGE-BACKED SECURITIES

                                                                               Gross              Gross
                                                               Amortized     Unrealized         Unrealized       Fair
                                                                 Cost           Gains             Losses         Value
                                                              ---------      ---------          ----------      ------
                                                                                         (In Thousands)
Available-for-sale securities:

December 31, 1999:
  Collateralized mortgage obligations ................          $178,290        $     -           $  4,746      $173,544
      GNMA............................................            15,376              -                139        15,237
      FHLMC...........................................               143              -                  -           143
                                                                --------        -------           ---------     --------
                                                                $193,809        $     -           $   4,885     $188,924
                                                                ========        =======           =========     ========

      Weighted average yield.........................               6.34%

December 31, 1998:
      Collateralized mortgage obligations ...........           $168,637        $    583          $     223     $168,997
      GNMA...........................................             24,444              -                 215       24,229
                                                                --------        --------          ---------     --------
                                                                $193,081        $    583          $     438     $193,226
                                                                ========        ========          =========     ========

      Weighted average yield.........................               6.49%


Held-to-maturity securities:

December 31, 1999:
      Collateralized mortgage obligations............           $191,839        $     62          $   6,562     $185,339
      FNMA...........................................             31,065               -              1,019       30,046
      GNMA...........................................                852              12                  -          864
      FHLMC..........................................             33,036               3              1,184       31,855
      Other.........................................               2,033              -                  58        1,975
                                                                --------        --------          ---------     --------
                                                                $258,825        $     77          $   8,823     $250,079
                                                                ========        ========          =========     ========

      Weighted average yield.........................               6.53%

December 31, 1998:
      Collateralized mortgage obligations............           $175,619        $  1,497          $     149     $176,967
      FNMA...........................................             40,881               -                258       40,623
      GNMA...........................................              1,044              26                  -        1,070
      FHLMC..........................................             42,337              29                 36       42,330
      Other.........................................               5,977              -                 170        5,807
                                                                --------        --------          ---------     --------
                                                                $265,858        $  1,552          $     613     $266,797
                                                                ========        ========          =========     ========

      Weighted average yield.........................               6.61%

         At December 31, 1999, mortgage-backed securities with book values aggregating $425.3 million were pledged as collateral for retail customer repurchase agreements, Federal Home Loan Bank Advances and securities sold under agreements to repurchase. Accrued interest receivable relating to mortgage-backed securities was $2.5 million and $2.6 million at December 31, 1999 and 1998, respectively. There were no sales of mortgage-backed securities in 1999, however there was a sale at December 31, 1999 on $24.6 million in collateralized mortgage obligations, classified as available-for-sale, for which a loss of $730,000 has been accrued in 1999. This sale settled in January 2000. During 1998, the Bank sold $29.6 million in collateralized mortgage obligations, classified as available-for-sale, resulting in a gain of $235,000. In 1997, the Bank sold $12.7 million in adjustable-rate GNMA securities, classified as available-for-sale, resulting in a gain of $64,000. There were no other sales of mortgage-backed securities, nor transfers between categories of mortgage-backed securities during 1999, 1998 and 1997.

4. LOANS

                                                                                     December 31,
                                                                                   1999          1998
                                                                                  -------     -------
                                                                                      (In Thousands)
Real estate mortgage loans:
     Residential (1-4 family) ..................................................  $368,671      $288,007
     Other .....................................................................   206,512       227,624
Real estate construction loans..................................................    38,273        24,534
Commercial loans................................................................   119,875       100,526
Consumer loans.................................................................    175,785       165,660
                                                                                  --------       -------
                                                                                   909,116       806,351
Less:
Loans in process ...............................................................    25,609        17,455
Unearned income ................................................................     3,856         4,623
Allowance for loan losses ......................................................    23,024        23,689
                                                                                  --------      --------
                                                                                  $856,627      $760,584
                                                                                  ========      ========

     The Corporation had impaired loans of approximately $2.0 million at December 31, 1999 compared to $874,000 at December 31, 1998. The average recorded investment in impaired loans was $1.5 million, $5.4 million and $8.6 million during 1999, 1998 and 1997, respectively. The allowance for losses on impaired loans was $295,000 at December 31, 1999, as compared to $131,000 at December 31, 1998. There was no interest income recognized on impaired loans for the year ended December 31, 1999 compared to $465,000 and $652,000 for the years ended December 31, 1998 and 1997, respectively.

     The total amounts of loans serviced for others were $236.4 million, $237.9 million, and $207.8 million at December 31, 1999, 1998 and 1997, respectively.

     Accrued interest receivable on loans outstanding was $5.0 million, $4.4 million and $5.1 million at December 31, 1999, 1998 and 1997, respectively.

     Nonaccruing loans aggregated $7.4 million, $8.0 million and $9.1 million at December 31, 1999, 1998 and 1997, respectively. If interest on all such loans had been recorded, net interest income would have increased by $591,000 in 1999, $767,000 in 1998, and $922,000 in 1997.

A summary of changes in the allowance for loan losses follows:

                                                                                                Year  Ended December 31,
                                                                                          ------------------------------
                                                                                            1999        1998        1997
                                                                                          --------     -------     -----
                                                                                                  (In Thousands)

Beginning balance ..............................................................          $23,689     $24,850      $24,241
     Transfer to allowance for vehicles under operating leases..................                -           -         (259)
     Transfer from assets acquired through foreclosure reserve .................                -           -          848
     Provision for loan losses.................................................             1,004       1,080        1,533
     Loans charged-off .........................................................           (2,317)     (2,619)      (1,741)
     Recoveries................................................................               648         378          228
                                                                                          -------     -------      -------
Ending balance .................................................................          $23,024     $23,689      $24,850
                                                                                          =======     =======      =======

5. VEHICLES UNDER OPERATING LEASES

         The Corporation leases motor vehicles through its indirect auto leasing subsidiary, WSFS Credit Corporation. Vehicles are leased through a network of unrelated auto dealerships primarily in Delaware, Pennsylvania, New Jersey, and Maryland. At December 31, 1999 and 1998, substantially all leased assets were accounted for using the operating lease method.

                                                                                         Year  Ended December 31,
                                                                                           1999                1998
                                                                                         --------             -----
                                                                                                 (In Thousands)
     Motor vehicles under operating leases, gross...............................          $274,840            $233,866
                                                                                          --------            --------
     Less:
     Allowance for lease credit losses..........................................            (1,467)               (992)
     Accumulated depreciation..................................................            (53,164)            (32,907)
                                                                                          --------            --------

     Motor vehicles under operating leases, net  ...............................          $220,209            $199,967
                                                                                          ========            ========

     Motor vehicles held-for-sale or lease (net)................................          $  2,154            $    939
                                                                                          ========            ========

     Minimum future rentals under operating leases at December 31, 1999 are as follows:

(In Thousands)

   2000 ....................................           50,867
   2001.....................................           36,151
   2002.....................................           19,178
   2003.....................................            6,709
   2004.....................................            1,645
   Thereafter...............................               83
                                                     --------
       Total................................         $114,633
                                                     ========

A summary of changes in the allowance for lease credit losses follows:

                                                                       Year Ended December 31,
                                                                 -----------------------------
                                                                     1999        1998      1997
                                                                     ----        ----      ----
                                                                           (In Thousands)
Beginning balance....................................             $   992     $ 1,097    $   499
Provision for losses on vehicles under operating leases               864         547        976
Transfer from allowance for loan losses .............                   -           -        259
Charge-offs .........................................                (667)       (909)      (791)
Recoveries ..........................................                 278         257        154
                                                                  -------     -------    -------

Ending balance.......................................             $ 1,467     $   992    $ 1,097
                                                                  =======     =======    =======

6. ASSETS ACQUIRED THROUGH FORECLOSURE

                                                           December 31,
                                                    -------------------------
                                                      1999              1998
                                                    --------         --------
                                                           (In Thousands)

Real estate ..............................          $ 1,182           $ 2,978
Other ....................................              208               405
                                                    -------           -------
                                                      1,390             3,383
Less:
Allowance for losses......................              329               390
                                                    -------           -------
                                                    $ 1,061           $ 2,993
                                                    =======           =======

A summary of changes in the allowance for losses follows:

                                                                             Year Ended December 31,
                                                                        ------------------------------
                                                                          1999        1998          1997
                                                                        -------      ------        -----
                                                                                (In Thousands)

Beginning balance..................................................     $     390   $      11   $  1,925
  Provision for losses ............................................            -         (258)         -
  Net (charge-offs) recoveries ....................................           (61)        126       (555)
  Transfer to/from investment in real estate.......................             -         511       (511)
  Transfer to allowance for loan losses............................             -           -       (848)
                                                                        ---------   ---------   --------
Ending balance ....................................................     $     329   $     390   $     11
                                                                        =========   =========   ========

7. PREMISES AND EQUIPMENT

                                                                                 December 31,
                                                                         ---------------------------
                                                                           1999                1998
                                                                          ------              ------
                                                                                 (In Thousands)

Land ........................................................            $   720             $    720
Buildings ...................................................              6,773                6,598
Leasehold improvements ......................................              5,503                4,088
Furniture and equipment .....................................             17,104               13,854
                                                                         -------             --------
                                                                          30,100               25,260
Less:
Accumulated depreciation ....................................             15,479               13,341
                                                                         -------             --------
                                                                         $14,621             $ 11,919
                                                                         =======             ========

     The Corporation occupies certain premises and operates certain equipment under noncancelable leases with terms ranging from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred. Rent expense was $1.5 million in 1999, $1.2 million in 1998, and $1.0 million in 1997. Future minimum payments under these leases at December 31, 1999 are as follows:

(In Thousands)

2000     ...............................................            $1,487
2001     ...............................................             1,333
2002     ...............................................             1,217
2003     ...............................................             1,078
2004     ...............................................               669
Thereafter .............................................             1,574
                                                                    ------
         Total future minimum lease payments ...........            $7,358
                                                                    ======

8. DEPOSITS

         Time deposits include certificates of deposit in denominations of $100,000 or more which aggregate $46,032,401 and $90,287,516 at December 31, 1999 and 1998, respectively.

         The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

                                                                                               December 31,
                                                                                      -----------------------------
                                                                                        1999                1998
                                                                                      ----------           --------
                                                                                              (In Thousands)
Money market and demand:
    Noninterest-bearing demand ........................................               $ 119,754            $ 108,418
    Money market and interest-bearing demand ..........................                  79,321               68,208
                                                                                      ---------            ---------
       Total money market and demand ..................................                 199,075              176,626
                                                                                      ---------            ---------

Savings  ..............................................................                 258,854              218,334
                                                                                       --------            ---------

Retail certificates of deposits by maturity:
    Less than one year ................................................                 217,554              253,851
    One year to two years .............................................                  42,248               56,139
    Two years to three years ..........................................                   8,452               11,518
    Three years to four years..........................................                   5,096                4,773
    Four years to five years...........................................                   1,854                3,952
    Over five years....................................................                   2,847                3,186
                                                                                      ---------            ---------
       Total time certificates ........................................                 278,051              333,419
                                                                                      ---------            ---------

Jumbo certificates of deposit by maturity:
    Less than one year ................................................                  23,309               59,057
    One year to two years .............................................                     908                5,080
    Two years to three years ..........................................                     324                  897
    Three years to four years..........................................                      -                   318
    Four years to five years...........................................                     104                  101
                                                                                      ---------            ---------
       Total time certificates ........................................                  24,645               65,453
                                                                                      ---------            ---------

Brokered certificates of deposit by maturity:
    Less than one year ................................................                  99,529               24,900
    One year to two years .............................................                  49,936               24,707
    Two years to three years ..........................................                       -               14,861
                                                                                      ---------            ---------
       Total time certificates ........................................                 149,465               64,468
                                                                                      ---------            ---------

Total deposits ........................................................               $ 910,090            $ 858,300
                                                                                      =========            =========

Interest expense by category follows:

                                                                                       Year Ended December 31,
                                                                               ---------------------------------------
                                                                                  1999             1998            1997
                                                                               ----------       ----------       ------
                                                                                               (In Thousands)
Money market and interest-bearing demand ..............................         $  1,495          $ 1,528       $  1,506
Savings ...............................................................            7,471            5,965          4,617
Time ..................................................................           14,151           18,211         19,457
                                                                                --------          -------       --------

      Total interest expense on retail deposits                                   23,117           25,704         25,580

Jumbo certificates of deposit .........................................            3,287            2,574          1,604
Brokered certificates of deposit ......................................            6,738            4,241          4,300
                                                                                --------          -------       --------

      Total interest expense on deposits                                        $ 33,142          $32,519       $ 31,484
                                                                                ========         ========       ========

9. BORROWED FUNDS

                                                                                        Maximum
                                                                                         Amount
                                                                                        Weighted
                                                                                      Outstanding      Average      Average
                                                                         Weighted       at Month       Amount       Interest
                                                               Balance    Average         End        Outstanding      Rate
                                                                End of    Interest     During the     During the    During the
                                                                Period       Rate         Period        Period        Period
                                                               --------  ---------    -----------    -----------   ------------
                                                                                    (Dollars in Thousands)

          1999
          ----
FHLB advances............................................     $515,000      5.63%       $525,000      $473,458         5.33%
Trust preferred borrowings...............................       50,000      9.06          50,000        50,000         8.36
Federal funds purchased and securities
  sold under agreements to repurchase ...................      143,941      6.10         159,641       145,096         5.76
Other borrowings ........................................       13,524      4.14          16,103        11,448         4.11

          1998
          ----
FHLB advances............................................     $460,000      5.32%       $460,000      $419,849         5.67%
Senior notes and trust preferred borrowings..............       50,000      8.32          73,100        34,201        10.96
Federal funds purchased and securities
  sold under agreements to repurchase ...................      153,505      5.60         210,000       184,310         5.80
Other borrowings ........................................        8,904      4.10          11,160         9,005         4.18

        Federal Home Loan Bank Advances

         Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh with fixed rates ranging from 4.70% to 6.60% at December 31, 1999 are due as follows (dollars in thousands):

                                                                  Weighted
                                                                   Average
                                                      Amount         Rate
                                                      ------       --------
                                                      (Dollars in Thousands)

       2000..............................           $  205,000       5.64%
       2001..............................               35,000       6.33
       2002..............................               65,000       4.86
                                                    ----------
                                                    $  305,000
                                                    ==========

         Also outstanding at December 31, 1999 are advances of $40.0 million and $25.0 million, maturing in 2000 and 2002, respectively, which reprice quarterly based upon the 3-month LIBOR rate. The Bank also has an additional advance of $75.0 million, which is convertible on a quarterly basis (at the discretion of the FHLB) to a variable rate advance based upon the 3-month LIBOR rate, after an initial fixed term, and advances of $40.0 million and $30.0 million which are currently fixed at 5.55% and 5.47%, respectively, but become variable if 3-month LIBOR reaches 6.50% or 6.25%, respectively. The Bank has the option to prepay these three advances at predetermined times or rates. Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, collateralized mortgage obligations, FHLB stock and an interest-bearing demand deposit account with the FHLB.

         As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 1999, of $28.5 million.

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

         The Corporation also entered into an agreement to limit the interest rate exposure in the trust preferred securities by purchasing an interest rate cap, which provides a ceiling on 3-month LIBOR of 6.00% for the first ten years. This will limit the interest rate exposure on the trust preferred securities to no more than 8.50% through the first ten years. The cost of this interest rate cap was $2.4 million, which, prior to the adoption of SFAS 133, will be amortized over the ten-year period as a yield adjustment. The effective rate of the trust preferred securities including amortization of transactional costs and amortization of the cost of the interest rate cap was 9.06% at December 31, 1999. The Corporation will receive the benefit of this cap in the year 2000, as 3-month LIBOR exceeded 6.00% at the last repricing date of December 1, 1999.

         Securities Sold Under Agreements to Repurchase

         During 1999, the Bank sold securities under agreements to repurchase as a short-term funding source. At December 31, 1999, securities sold under agreements to repurchase had fixed rates ranging from 5.24% to 6.76%. The underlying securities are mortgage-backed securities and U.S. Government and agency securities with book and market values aggregating

$149.8 million and $147.6 million, respectively, at December 31, 1999. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:

                                                                                          Collateral
                                                                          ---------------------------------------------
                                                                           Carrying         Market            Accrued
                                        Borrowing         Rate               Value          Value             Interest
                                      -------------    ----------         -----------     -----------      -------------
                                                                                        (Dollars in Thousands)
1999
----
Up to 30 days....................      $  20,000          5.60%           $ 20,790         $  20,790           $   465
30 to 90 days....................         25,000          5.24              27,036            26,649               138
Over 90 days.....................         93,941          6.48             101,939           100,180               575
                                       ---------         -----            ---------        ---------           -------

                                        $138,941          6.13%           $149,765         $ 147,619           $ 1,178
                                        ========         =====            ========         =========           =======

1998
----
30 to 90 days....................      $  18,505          5.10%           $ 21,453         $  21,318           $   122
Over 90 days.....................        135,000          5.66             141,338           141,382               954
                                       ---------         -----            --------         ---------           -------

                                       $ 153,505          5.60%           $162,791         $ 162,700           $ 1,076
                                       =========         =====            ========         =========           =======

         Other Collateralized Borrowings

         Collateralized borrowings of $13.5 and $8.9 million at December 31, 1999 and 1998, respectively, consisted of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold on an overnight basis to retail customers under agreements to repurchase. At December 31, 1999 such borrowings were collateralized by collateralized mortgage obligations. The average rate on these borrowings during 1999 was 4.11%.

10.  STOCKHOLDERS' EQUITY

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions, such as the Bank, must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk-weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At December 31, 1999, and 1998 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

         A table presenting the Bank's consolidated capital position as of December 31, 1999 and 1998 follows:

                                                                                                          To Be Well-Capitalized
                                                       Consolidated               For Capital            Under Prompt Corrective
                                                       Bank Capital             Adequacy Purposes          Action Provisions
                                                   --------------------     -----------------------    ---------------------------

                                                    Amount      Percent      Amount      Percent        Amount           Percent
                                                   ---------   ---------    ---------   ---------      ---------       -----------
                                                                                 (Dollars in Thousands)
As of December 31, 1999:
  Total Capital (to Risk-Weighted Assets)....      $145,383     12.80%     $  90,838      8.00%        $ 113,547         10.00%
  Core Capital (to Adjusted Tangible Assets).        136,81     17.80         70,174      4.00            87,718          5.00
  Tangible Capital (to Tangible Assets)......       136,638      7.79         26,313      1.50               N/A           N/A
  Tier 1 Capital (to Risk-Weighted Assets)...       136,811     12.05           N/A        N/A            68,128          6.00

As of December 31, 1998:
  Total Capital (to Risk-Weighted Assets)....      $123,430     11.87%      $ 83,164      8.00%        $ 103,955         10.00%
  Core Capital (to Adjusted Tangible Assets).       115,907      7.09         65,378      4.00            81,722          5.00
  Tangible Capital (to Tangible Assets)......       115,544      7.07         24,511      1.50               N/A           N/A
  Tier 1 Capital (to Risk-Weighted Assets)...       115,907     11.15            N/A       N/A            62,373          6.00

      The Corporation has a simple capital structure with one class of $ .01 par common stock outstanding, each share having equal voting rights. In addition, the Corporation has authorized 7,500,000 shares of $0.01 par preferred stock. No preferred stock was outstanding at December 31, 1999 and 1998. The trust preferred securities issued in 1998 qualify for tier 1 capital. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the OTS Prompt Corrective Action regulations. Since 1996, the Board of Directors has approved four separate stock repurchase programs to reacquire common shares. As part of these programs, the Corporation acquired 1.7 million shares in 1996, 507,000 shares in 1997, 1.0 million shares in 1998 and 340,000 shares in 1999. At December 31, 1999, the Corporation held 3.5 million shares of its common stock in the treasury.

         The Holding Company

         Although the holding company does not have significant assets or engage in significant operations separate from the banking subsidiary, the Corporation has agreed to cause the Bank's required regulatory capital level to be maintained by infusing sufficient additional capital as necessary. To that end, the Corporation issued the 11% Senior Notes described in Note 9. These notes were called in December 1998. In November 1998, the Corporation issued $50 million of Trust Preferred Securities at a variable interest rate of 250 basis points over the three-month LIBOR. At December 31, 1999, the rate on these securities was 8.50% with a scheduled maturity of December 1, 2028. The effective rate of these securities, including amortization of issuance costs and amortization of the cost of the interest rate cap was 9.06% at December 31, 1999. These securities were issued by WSFS Financial Corporation's subsidiary, WSFS Capital Trust I, and the proceeds from the issue were invested in Junior Subordinate Debentures issued by WSFS Financial Corporation. These securities are treated as borrowings with the interest included in interest expense on the consolidated statement of operations. The Corporation purchased an interest rate cap that effectively limits 3-month LIBOR to 6.00%. See Note 9 for additional information. The proceeds were used to extinguish the 11% Senior Notes and for general corporate purposes.

         Pursuant to federal laws and regulations, the Bank's ability to engage in transactions with affiliated corporations is limited, and the Bank generally may not lend funds to nor guarantee indebtedness of the Corporation.

11. EMPLOYEE BENEFIT PLANS

         Employee 401(k) Savings Plan

         Certain subsidiaries of the Corporation maintain a qualified plan in which employees may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts which include professionally managed mutual and money market funds and the Corporation's common stock. The principal and earnings thereon are tax deferred until withdrawn, generally. The Company matches a portion of the employees' contributions and also periodically makes discretionary contributions, based on Company performance, into the plan for the benefit of employees. The Corporation's contributions to the plan on behalf of its employees resulted in an expense of $670,000, $616,000, and $564,000 in 1999, 1998 and 1997, respectively. The plan purchased 75,000, 50,000 and 33,000 shares of common stock of the Corporation during 1999, 1998, and 1997, respectively.

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

         The following disclosures are in accordance with SFAS No. 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits":

                                                                                         1999         1998         1997
                                                                                         ----         ----         ----
                                                                                            (Dollars in Thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year.........................................      $ 1,428     $  1,350      $ 1,332
Service Cost....................................................................           43           40           36
Interest cost...................................................................           93           91           93
Actuarial loss (gain)...........................................................         (404)          44          (14)
Benefits paid ..................................................................         (102)         (97)         (97)
                                                                                      --------    --------      -------
      Benefit obligation at end of year.........................................      $ 1,058     $  1,428      $ 1,350
                                                                                      ========    ========      =======

Change in plan assets:
Fair value of plan assets at beginning of year..................................      $    -      $      -      $     -
Employer contributions .........................................................          102           97           97
Benefits paid ..................................................................         (102)         (97)         (97)
                                                                                      --------    --------      -------
      Fair value of plan assets at end of year..................................      $     -     $      -      $     -
                                                                                      ========    ========      =======

Funded Status:
Funded status...................................................................      $(1,058)    $ (1,428)     $(1,350)
Unrecognized transition (asset) obligation......................................          797          859          920
Unrecognized net (gain) loss....................................................         (332)          72           28
                                                                                      --------    --------      -------
      Net amount recognized.....................................................      $  (593)    $   (497)     $  (402)
                                                                                      ========    ========      =======

                                                                                         1999         1998         1997
                                                                                         ----         ----         ----
Components of net periodic benefit cost:
Service cost....................................................................      $    43     $     40      $    36
Interest cost...................................................................           93           91           93
Amortization of transition (asset) obligation ..................................           61           61           61
Amortization of net (gain) loss ................................................            -            -            -
                                                                                      --------    --------      -------
      Net periodic benefit cost.................................................      $   197     $    192      $   190
                                                                                      ========    ========      =======

Sensitivity analysis:
Effect of +1% on service cost plus interest cost................................      $    2      $      2      $     3
Effect of -1% on service cost plus interest cost................................           -            (2)          (3)
Effect of +1% on APBO...........................................................           1            31           30
Effect of -1% on APBO...........................................................          (1)          (35)         (36)

                                                                                         1999         1998         1997
                                                                                         ----         ----         ----
Assumptions used to value the Accumulated Postretirement Benefit
  Obligation (APBO):
       Discount rate............................................................         7.50%        6.75%        7.00%
       Health care cost trend rate..............................................         7.50%        8.00%        8.50%

         The Corporation assumes that the average annual rate of increase for medical benefits will decrease by one-half of 1% per year and stabilizes in the year 2005, and thereafter, at an average increase of 5% per annum. The costs incurred for retirees' health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed since 1995 by the lesser of 4% or the actual increase in medical premiums paid by the Corporation. For 1999 this annual premium cap amounted to $1,776 per retiree.

12. TAXES ON INCOME

         The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The income tax provision (benefit) consists of the following:

                                                                                            Year Ended December 31,
                                                                                    ------------------------------------
                                                                                    1999            1998            1997
                                                                                    ----            ----            ----
                                                                                               (In Thousands)
Current income taxes from operations:
     Federal taxes ....................................................           $   733         $ 1,217         $  (931)
     State and local taxes.............................................               672           1,389           1,208

Deferred income taxes:
     Federal taxes ....................................................              (202)          3,709           6,175
     State and local taxes ............................................                -                -             124
                                                                                  -------         -------         -------
           Subtotal ...................................................           $ 1,203         $ 6,315         $ 6,576

Current taxes from extraordinary item:
     Federal taxes on debt extinguishment .............................                 -            (787)              -
                                                                                  -------         -------         -------
                                                                                  $ 1,203         $ 5,528         $ 6,576
                                                                                  =======         =======         =======

         Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

         Based on the Corporation's history of prior earnings and its expectations of the future, management believes that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to settle a net deferred tax liability of $300,000 at December 31, 1999. Adjustments to the valuation allowance were made in 1999, 1998, and 1997 as a result of continued operating earnings of the WSFS consolidated group.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Corporation's deferred tax assets and liabilities as of December 31, 1999 and December 31, 1998:

                                                                                 1999              1998
                                                                               ----------       ----------
                                                                                       (In Thousands)
Deferred tax liabilities:
     Accelerated depreciation..........................................         $(29,344)        $(25,205)
     Other.............................................................           (1,849)            (134)
                                                                               ---------         --------
     Total deferred tax liabilities....................................          (31,193)         (25,339)
                                                                               ---------         --------

Deferred tax assets:
     Bad debt deductions...............................................            9,992            9,287
     Tax credit carryforwards..........................................            2,930            2,259
     Net operating loss carryforwards..................................           15,284           14,761
     Loan fees.........................................................              215              283
     Provisions for losses on reverse mortgages........................           13,069           15,199
     Other.............................................................            4,266            2,924
                                                                               ---------         --------
Total deferred tax assets..............................................           45,756           44,713
                                                                               ---------         --------
Valuation allowance...........................................                   (14,902)         (21,800)
                                                                               ---------         --------
Net deferred tax asset (liability).....................................        $    (339)        $ (2,426)
                                                                               =========         ========

         Approximately $19 million of the Corporation's deferred tax assets are related to Providential's write-downs and income on its portfolio of reverse mortgages. Management has assessed substantial valuation allowances on these deferred tax assets due to limitations imposed by the Code and uncertainties, including the timing of when these assets are realized.

         Included in the preceding table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS No. 115.

         Net operating loss carryforwards of $102.0 million remain at December 31, 1999. There are also alternative minimum tax credit carryforwards and general business credit carryforwards of approximately $2.9 million at December 31, 1999 which can be used to offset regular taxes in future years. The expiration dates and amounts of such carryforwards and credits are listed below:

                                                    NOL's
                                        ----------------------------             Credit
                                           Federal             State         Carryforwards
                                         -----------      --------------    --------------
                                                          (In Thousands)

2002........................             $      -          $   2,279        $     -
2003........................                    -              4,385              -
2004........................                  609              9,891              -
2005........................                3,850             10,918              -
2006........................                1,098              1,811              -
2007........................                    -              4,405              -
2008........................                6,517              4,745              -
2010........................                6,755              2,293              -
2011........................                    -              5,873              -
2012........................                    -                 20              -
2013........................                    -                306              -
2014........................                    -                298              -
2017........................                    -             13,218              -
2018........................                8,218             14,552             29
2019........................                    -                  -             29
Unlimited...................                    -                  -          2,872
                                         --------           --------        -------
                                         $ 27,047           $ 74,994        $ 2,930
                                         ========           ========        =======

         The Corporation's ability to use its federal NOLs to offset future income is subject to restrictions enacted in Section 382 of the Internal Revenue Code. These restrictions would limit the Corporation's future use of its NOLs if there are significant Ownership Changes, in or acquisitions of, the Corporation's stock (referred to herein as an "Ownership Change"). The utilization of approximately $16.6 million of net operating loss carryforwards is limited to approximately $1.5 million each year as a result of such "Ownership Changes" in a former subsidiary's stock.

         A reconciliation setting forth the differences between the effective tax rate of the Corporation and the U.S. Federal Statutory tax rate is as follows:

                                                                   Year Ended December 31,
                                                            -----------------------------------
                                                            1999          1998            1997
                                                            ----          ----            ----
Statutory federal income tax rate ..................         35.0%          35.0%          35.0%
State tax net of federal tax benefit................          2.2            3.7            3.8
Interest income 50% excludable......................         (3.8)          (3.3)          (2.6)
Utilization of loss carryforwards and
       valuation allowance adjustments..............        (28.2)          (9.4)          (7.6)
Other...............................................           .8              -            -
                                                            -----           ----           ----
Effective tax rate .................................         6.0 %          26.0%          28.6%
                                                            =====           ====           ====

13. STOCK OPTION PLANS

         The Corporation has stock options outstanding under two stock option plans (collectively, Option Plans) for officers, directors and employees of the Corporation and its subsidiaries. The 1986 Stock Option Plan (1986 Plan) expired on November 26, 1996, the tenth anniversary of its effective date. As a result, no future awards may be granted under the 1986 Plan. The 1997 Stock Option Plan (1997 Plan) was approved by shareholders in April 1997 to replace the expired 1986 Plan. The 1997 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. A total of 625,000 awards may be granted under the 1997 Plan. At December 31, 1999 there were 136,775 shares available for future grants under the 1997 Plan.

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

         The Corporation also had Stock Appreciation Rights (SARs) which expired in November 1999. SARs allowed an optionee to surrender the award in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the common stock over the option price of the SARs. The Corporation recorded credits related to SARs of $147,000 and $261,000 in 1999 and 1998 respectively, and expenses of $2.5 million in 1997. There were no SAR's outstanding at December 31, 1999.

         A summary of the status of the Corporation's Stock Option Plans as of December 31, 1999, 1998 and 1997, and changes during the years then ending is presented below:

                                              1999                            1998                           1997
                                    ------------------------------   ---------------------------     --------------------------
                                                   Weighted-                        Weighted-                      Weighted-
                                                    Average                          Average                        Average
                                      Shares      Exercise Price        Shares    Exercise Price      Shares     Exercise Price
                                    ---------    ----------------    ----------  ----------------     -------   ---------------
Stock Options:

Outstanding at beginning of year      333,655        $ 11.55          334,915       $  7.96           316,005       $  4.72
Granted                               296,225          14.75           96,900         17.47            78,700         17.75
Exercised                            (101,825)          3.59          (73,100)         2.43           (55,090)         3.27
Canceled                                    -              -          (25,060)        13.07            (4,700)         9.44
                                    ---------                        --------                        --------
Outstanding at end of year            528,055        $ 14.88          333,655       $ 11.55           334,915       $  7.96
Exercisable at end of year             82,830                         136,435                         180,695

Weighted-average fair value
 of awards granted                  $    6.15                        $   6.88                       $    6.93

SARs:
Outstanding at beginning of year       97,510        $  1.65          190,658       $  1.75           273,075       $  1.99
Granted                                     -              -                -             -                 -             -
Exercised                             (97,510)          1.65          (93,148)         1.85           (82,417)         2.54
Canceled                                    -              -                -             -                 -             -
                                    ---------                        --------                        --------
Outstanding at end of year                  -              -           97,510       $  1.65           190,658       $  1.75
Exercisable at end of year                  -              -           97,510                         182,658

         The Black-Scholes option pricing model was used to determine the grant-date fair-value of options. Significant assumptions used in the model included a weighted average risk-free rate of return of 5.6% in 1999, 4.6% in 1998 and 6.1% in 1997; expected option life of 6 years for all three years' awards; and expected stock price volatility of 35% for both 1999 and 1998 awards and 25% for 1997 awards. Cash dividends of $.12 per share were assumed for 1999 and 1998 awards.

         SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS 123) encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123, and has instead continued to apply APB Opinion 25 and related interpretations in accounting for the plans and to provide the required proforma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Corporation would have recognized compensation expense of $812,000 in 1999, $349,000 in 1998, and $250,000 in 1997 related to its Option Plans. As a result, proforma net income of the Corporation would have been $19.1 million in 1999, $16.2 million in 1998, and $16.2 million in 1997, and proforma diluted earnings per share would have been $1.68 in 1999, $1.29 in 1998 and $1.27 in 1997.

         The effects on proforma net income and diluted earnings per share of applying the disclosure requirement of SFAS 123 in past years may not be representative of the future proforma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

         The following table summarizes all stock options outstanding and exercisable for both the 1986 and 1997 Stock Option Plans as of December 31, 1999, segmented by range of exercise prices:

                                                  Outstanding                                     Exercisable
                                ------------------------------------------------------------------------------------
                                                   Weighted-            Weighted-                          Weighted-
                                                    Average              Average                            Average
                                                   Exercise             Remaining                          Exercise
                                  Number             Price          Contractual Life            Number       Price
                               ------------       -----------       ----------------           -------     ----------
Stock Options:

$1.88-$3.76                         7,050            $2.19             1.2 years                  7,050      $ 2.19
$9.40-$11.29                       58,880             9.59             6.9 years                 28,800        9.61
$11.29-$13.17                      12,300            12.75             7.4 years                  4,920       12.75
$13.17-$15.05                     295,225            14.75             9.6 years                      -           -
$15.05-$16.93                       3,500            15.95             8.9 years                    500       16.25
$16.93-$18.81                     151,100            17.93             8.5 years                 41,560       18.13
                                 --------            -----             ---------               --------       -----

Total                             528,055           $14.88             8.8 years                 82,830      $13.48
                                 ========                                                      ========

14. COMMITMENTS AND CONTINGENCIES

         Lending Operations

         At December 31, 1999, the Corporation had commitments to extend credit of $147.8 million. Consumer lines of credit totaled $65.8 million of which $57.2 million was secured by real estate. Outstanding letters of credit were $1.4 million and outstanding commitments to make or acquire mortgage loans aggregated $23.0 million of which approximately $15.2 million were at fixed rates ranging from 5.75% to 8.75%, and approximately $7.7 million were at variable rates ranging from 5.25% to 8.50%. All mortgage commitments are expected to have closing dates within a six month period. In addition, the Corporation has a commitment to providing a line of credit to WNFI in the amount of $45.0 million initially, which can be increased to $135.0 million contingent upon achieving certain financial goals.

         Computer Operations

         In February 1997, the Bank entered into a five-year contract with ALLTEL, the Company that has been managing data processing operations since 1988. Under the terms of the new contract, this data processing facilities management company will also manage the on-site "back office" functions of deposit and loan operations for the Bank. The projected amount of future minimum payments contractually due is as follows:

                  2000 .................................      $4,457,000
                  2001 .................................       4,457,000
                  2002..................................         743,000

         Equity Holdings

         In September 1999, to achieve its goal of being an efficient entrant into Internet-only banking activities, the Company made a $5.5 million equity investment in Customer One Financial Network, Inc. (C1FN). The Company has agreed and is obligated to invest an additional $5.4 million, in the year 2000, contingent upon C1FN attaining certain sales and operating criteria.

         In November 1999, the Bank entered into an equity agreement with Wilmington National Finance, Inc. (WNFI) to conduct a sub-prime home equity lending operation. As part of that agreement, in the year 2000, the Company is required to invest $1.6 million upon WNFI meeting certain operating criteria.

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

         In February 1994, a class-action complaint was filed against the Corporation's former subsidiary, Providential, a company purchased by WSFS in November 1994, in the United States District Court, Northern District of California. In July 1994, the District Court issued an Order Granting Motion to Compel Arbitration, which also dismissed the case and held that the Court was without authority to order that arbitration proceed as a class action. In August 1994, the plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit. On August 20, 1997, the Ninth Circuit issued a ruling dismissing plaintiffs' appeal for lack of jurisdiction. On February 25, 1998, the Ninth Circuit issued an order denying plaintiffs' petition for rehearing and suggestions for rehearing en banc. On October 5, 1998, the U.S. Supreme Court denied hearing an appeal by the plaintiffs seeking a class action suit. These plaintiffs may still make claims against the Company individually, but only through separate cases in binding arbitration and not as a single class action case in federal court. The Corporation believes that all such claims and actions are without merit and intends to defend itself vigorously.

         The Bank, as successor to Providential, may from time-to-time be involved in arbitration or litigation with the borrowers or with the heirs of borrowers. Some kinds of disputes may delay or impair the Bank's ability to liquidate its collateral promptly after maturity of a reverse mortgage loan. Because reverse mortgages are a relatively new and uncommon product, there can be no assurances regarding how courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of the Bank's reverse mortgage loans.

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

         The following represents a summary of off-balance sheet financial instruments at year-end:

                                                                                                       December 31,
                                                                                                 ----------------------
                                                                                                   1999           1998
                                                                                                 --------         -----
                                                                                                      (In Thousands)
Financial instruments with contract amounts which represent potential credit risk:
       Construction loan commitments ...........................................                   $21,931      $ 17,689
       Commercial mortgage loan commitments ....................................                     4,955         1,772
       Commercial loan commitments .............................................                    30,686        15,636
       Commercial standby letters of credit ....................................                     1,406         3,597
       Residential mortgage loan commitments ...................................                    22,996        23,145
       Consumer lines of credit ................................................                    65,838        66,208
       Mortgage warehouse line .................................................                   135,000             -

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

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows which are discounted to reflect current market rates and varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future. In November 1998, the Corporation purchased an interest rate cap in order to limit its exposure on $50.0 million of variable trust preferred securities issued in November 1998. The cap has a notional amount of $50.0 million and had an initial term of 10 years. This derivative instrument caps 3-month LIBOR (the base rate of the trust preferred) at 6.00% for 10 years, thus limiting the Company's exposure to rising interest rates on the Trust Preferred offering.

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

         Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages and consumer. The fair value of residential mortgage loans is estimated using quoted market prices for sales of whole loans with similar characteristics such as repricing dates, product type and size. For residential loans that reprice frequently, the carrying amount approximates fair value. The fair value of direct financing leases is based upon recent market prices of sales of similar receivables. The fair value of other types of loans for which quoted market prices are not available is estimated by discounting expected future cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available.

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

        The carrying amount and estimated fair value of the Corporation's financial instruments are as follows:

                                                                                      December 31,
                                                                --------------------------------------------------------
                                                                         1999                               1998
                                                                ----------------------             ---------------------
                                                                Carrying        Fair               Carrying        Fair
                                                                 Amount         Value              Amount          Value
                                                                ---------      --------            ---------    ---------
                                                                                        (In Thousands)
Financial assets:
     Cash and short-term investments.................            $ 67,192       $67,192            $ 84,266     $ 84,266
     Investment securities...........................              37,473        37,281              37,861       38,269
     Mortgage-backed securities......................             447,749       439,003             459,084      460,023
     Investment in reverse mortgages.................              28,103        29,003              31,293       31,493
     Loans, net......................................             881,185       885,499             763,668      783,344
     Interest rate cap...............................               2,131         4,944               2,370        2,196

Financial liabilities:
     Deposits........................................             910,090       910,661             858,300      860,272
     Borrowed funds..................................             722,465       686,288             672,409      662,953

      The estimated fair value of the Corporation's off-balance sheet financial instruments is as follows:

                                                                December 31,
                                                         -----------------------
                                                           1999            1998
                                                         --------         ------
                                                               (In Thousands)
Off-balance sheet instruments:
     Commitments to extend credit................         $ 806           $ 582
     Standby letters of credit...................            14              36


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

         The Corporation accounts for its investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, these reverse mortgage assets present significant risk associated with estimation

         In November 1994, the Corporation purchased Providential Home Income Plan, Inc., a California-based reverse mortgage lender, for approximately $24.4 million. Providential's assets at acquisition primarily consisted of cash and its investment in reverse mortgages (the "1994 Pool"). Providential's available liquidity was utilized to fund most of the purchase price. The acquisition was accounted for by the purchase method of accounting; accordingly, Providential's results have been included in the Corporation's consolidated statement of operations since the acquisition date. In November 1996 the management and operations of Providential were merged into the Bank. The carrying value of the reverse mortgages was $11.4 million and $10.8 million at December 31, 1999 and December 31, 1998, respectively. Of the 600 loans that comprise the 1994 pool at December 31, 1999, all are located in California.

         In 1993, the Corporation acquired a pool of reverse mortgages (the "1993 Pool") from the FDIC and another lender. The Corporation's investment in this pool of reverse mortgages totaled $16.7 million and $20.5 million at December 31, 1999 and December 31, 1998, respectively. Of the 377 loans that comprise the 1993 Pool at December 31, 1999, 307 loans, or 81%, are located in Delaware, New Jersey, Pennsylvania and Maryland.

         At December 31, 1999, the Corporation's estimate of net cash flows from each pool of reverse mortgages was as follows:

                                                                                        Net Inflows (Outflows)
                                                                            -------------------------------------------
                                                                            1994 Pool          1993 Pool          Total
                                                                            ---------          ---------          -----
                                                                                             (In Thousands)
Year ending:
-----------
2000........................................................                  $ 5,310           $    105         $ 5,415
2001........................................................                    4,203              1,663           5,866
2002........................................................                    4,514              1,751           6,265
2003........................................................                    4,730              1,806           6,536
2004........................................................                    4,869              1,829           6,698
2005-2009...................................................                   24,665              8,612          33,277
2010-2014...................................................                   21,004              6,218          27,222
2015-2019...................................................                   13,986              3,369          17,355
Thereafter..................................................                   10,499              1,807          12,306

         The effective yield used to accrue investment income on the Corporation's investment in reverse mortgages is sensitive to changes in collateral values and other actuarial and prepayment assumptions. Future estimated changes in collateral values in 1999 are as follows for each pool:

                                                             1994       1993
                                                             Pool       Pool
                                                             ----       ----

Year ended December 31, 2000.........................        2.00%      1.00%
Year ended December 31, 2001.........................        2.00       1.00
Thereafter...........................................        2.00       1.00

         In making these estimates of current and expected collateral values, the Corporation considers its own experience with reverse mortgages that have matured and expected rates of future appreciation in housing prices. The projections also incorporate actuarial estimates of contract terminations using mortality tables published by the Office of the Actuary of the United States Bureau of Census adjusted for expected prepayments and relocations.

         The changes in collateral values and actuarial assumptions resulted in an effective yield of approximately 36.73% on the 1994 Pool and increased income by $5.5 million during 1999 over the anticipated effective yield at January 1, 1999. Included in this increase was a cumulative positive catch-up adjustment of $3.6 million. The effective yield on the 1993 Pool was 5.42% in 1999, reflecting a $3.6 million decrease in income over the anticipated effective yield at January 1, 1999, which includes a cumulative negative catch-up adjustment of $3.0 million.

         The effect on the yield and income assuming no changes in collateral values or a 1% annual reduction in the aforementioned projected future changes of collateral values is presented below for the year ended December 31, 1999:

                                                                    1994 Pool                           1993 Pool
                                                         --------------------------------    --------------------------------
                                                                          1% annual                             1% annual
                                                                           reduction                            reduction
                                                          No future     in the projected       No future     in the projected
                                                          changes in     future changes       changes in      future changes
                                                          collateral      in collateral       collateral       in collateral
                                                            values          values              values           values
                                                         ------------  ------------------    -------------    ---------------
                                                                                   (Dollars in Thousands)
Effective yield................................              35.46%           36.10%              4.81%               4.81%
Effect on income of reverse mortgages..........            $(1,286)          $ (647)          $ (1,050)           $ (1,050)

         The cumulative catch-up adjustments included in the above reductions in income are $820,000 and $411,000, respectively, at January 1, 1999 for the 1994 Pool. The cumulative catch-up adjustments included in the above reductions in income are $897,000 and $897,000, respectively, at January 1, 1999 for the 1993 Pool.

17. SEGMENT INFORMATION

         Under the definition of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information, the Corporation had four operating segments in 1999: Wilmington Savings Fund Society, FSB (Bank), WSFS Credit Corporation,
(WCC), CustomerOne Financial Network, Inc. (C1FN) and Wilmington National Finance, Inc. (WNFI). C1FN and WNFI are not wholly-owned, but are majority-controlled subsidiaries started in 1999.

         The Bank segment provides financial products through its branch network to consumer and commercial customers. The WSFS Credit Corporation segment provides auto loans and leases indirectly through unrelated auto dealerships within the Mid-Atlantic region. C1FN is a start-up company in which the Bank has voting control and shares in 43% of the operating results at December 31, 1999. C1FN provides direct-to-customer marketing, servicing, Internet development and technology management for "branchless" financial services. WSFS and C1FN are engaged in a joint effort through a division of the Bank, everbank.comtm to provide internet banking on a national level. WNFI, a 51% owned subsidiary which began operations in December 1999, is engaged in home equity lending.

                  Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the years ended December 31, 1999, 1998, and 1997 follow:

For the year ended December 31, 1999:

                                                   Bank            WCC          C1FN(3)       WNFI              Total
                                                -----------    ----------       ----          ----            ---------
                                                                             (In Thousands)
External customer revenues:
    Interest income.......................       $  108,011     $   1,996      $     173    $        -         $ 110,180
    Other income .........................           11,577        15,055(1)           2             -            26,634
                                                 ----------    ----------      ---------    ----------         ---------
Total external customer revenues .........          119,588        17,051            175             -           136,814
                                                 ----------    ----------      ---------    ----------         ---------

Intersegment revenues:
    Interest income.......................           12,514(2)          -              -             7            12,521
    Other income .........................              130             6              -             -               136
                                                 ----------    ----------      ---------    ----------         ---------
Total intersegment revenues ..............           12,644             6              -             7            12,657
                                                 ----------    ----------      ---------    ----------         ---------

Total revenue.............................          132,232        17,057            175             7           149,471
                                                 ----------    ----------      ---------    ----------         ---------

External customer expenses:
    Interest expense......................           71,354             -             16             -            71,370
    Other expenses .......................           39,351         1,754          1,687           198            42,990
    Other depreciation and
         amortization ....................            2,378            78             58             -             2,514
                                                 ----------    ----------      ---------    ----------         ---------
Total external customer expenses .........          113,083         1,832          1,761           198           116,874
                                                 ----------    ----------      ---------    ----------         ---------

Intersegment expenses:
    Interest expense......................                7        12,514(2)           -             -            12,521
    Other expenses .......................                6            90             40             -               136
                                                 ----------    ----------      ---------    ----------         ---------
Total intersegment expenses ..............               13        12,604             40             -            12,657
                                                 ----------    ----------      ---------    ----------         ---------

Total expenses ...........................          113,096        14,436          1,801           198           129,531
                                                 ----------    ----------      ---------    ----------         ---------

Income before taxes and minority
    interest..............................           19,136         2,621         (1,626)         (191)           19,940

Provision for income taxes ...............                                                                         1,203
Minority interest ........................                                                                          (972)
                                                                                                               ---------
Consolidated net income ..................                                                                     $  19,709
                                                                                                               =========

Segment assets ..........................         1,723,243       247,873         18,091         2,383        $1,991,590
Elimination of intersegment receivables..                                                                       (237,770)
                                                                                                              ----------
Consolidated assets .....................                                                                     $1,753,820
                                                                                                              ==========

Capital expenditures......................       $    4,207    $       67      $     894    $       70        $    5,238

                                                        (continued on next page)

For the year ended December 31, 1998:

                                                                                   Bank          WCC           Total
                                                                             --------------- ------------   -----------
                                                                                            (In Thousands)
External customer revenues:
    Interest income....................................................        $  105,833     $    2,399     $  108,232
    Other income ......................................................            11,243         13,450(1)      24,693
                                                                               ----------     ----------     ----------
Total external customer revenues ......................................           117,076         15,849        132,925
                                                                               ----------     ----------     ----------

Intersegment revenues:
    Interest income....................................................            11,339(2)           -         11,339
    Other income ......................................................                20              7             27
                                                                               ----------     ----------     ----------
Total intersegment revenues ...........................................            11,359              7         11,366
                                                                               ----------     ----------     ----------

Total revenue..........................................................           128,435         15,856        144,291
                                                                               ----------     ----------     ----------

External customer expenses:
    Interest expense ..................................................            71,114              -         71,114
    Other expenses.....................................................            33,118          2,556         35,674
    Other depreciation and amortization................................             1,768             81          1,849
                                                                               ----------     ----------     ----------
Total external customer expenses ......................................           106,000          2,637        108,637
                                                                               ----------     ----------     ----------

Intersegment expense:
    Interest expense...................................................                 -         11,339(2)      11,339
    Other expenses.....................................................                 7             20             27
                                                                               ----------     ----------     ----------
Total intersegment expenses ...........................................                 7         11,359         11,366
                                                                               ----------     ----------     ----------

Total expenses ........................................................           106,007         13,996        120,003
                                                                               ----------     ----------     ----------

Income before taxes and extraordinary item.............................            22,428          1,860         24,288

Provision for income taxes ............................................                                           6,315
Loss on extinquishment of debt, net
  of tax ..............................................................                                           1,461
                                                                                                            -----------
Consolidated net income ...............................................                                     $    16,512
                                                                                                            ===========

Segment assets.........................................................         1,622,848        226,305    $ 1,849,153
Elimination of intersegment receivables................................                                        (213,443)
                                                                                                            -----------
Consolidated assets....................................................                                     $ 1,635,710
                                                                                                            ===========

Capital expenditures...................................................        $    4,744     $       24    $     4,768

                                                        (continued on next page)

For the year ended December 31, 1997:

                                                               Bank             WCC           Total
                                                            -----------     -----------     ----------
                                                                          (In Thousands)
External customer revenues:
    Interest income.......................                  $  107,265      $    2,670       $  109,935
    Other income .........................                       8,788          10,828(1)        19,616
                                                            ----------      ----------       ----------
Total external customer revenues .........                     116,053          13,498          129,551
                                                            ----------      ----------       ----------

Intersegment revenues:
    Interest income.......................                       9,066(2)            -            9,066
    Other income .........................                          20               9               29
                                                            ----------      ----------       ----------
Total intersegment revenues ..............                       9,086               9            9,095
                                                            ----------      ----------       ----------

Total revenue.............................                     125,139          13,507          138,646
                                                            ----------      ----------       ----------

External customer expenses:
    Interest expense .....................                      69,817               -           69,817
    Other expenses........................                      33,349           1,978           35,327
    Other depreciation and amortization ..                       1,335             107            1,442
                                                            ----------      ----------       ----------
Total external customer expenses .........                     104,501           2,085          106,586
                                                            ----------      ----------       ----------

Intersegment expenses:
    Interest expense......................                           -           9,066(2)         9,066
    Other expenses .......................                           9              20               29
                                                            ----------      ----------       ----------
Total intersegment expenses ..............                           9           9,086            9,095
                                                            ----------      ----------       ----------

Total expenses............................                     104,510          11,171          115,681
                                                            ----------      ----------       ----------

Income before taxes and extraordinary item                      20,629           2,336           22,965

Provision for income taxes ...............                                                        6,576
Loss on extinquishment of debt, net
  of tax .................................                                                            -
                                                                                             ----------
Consolidated net income ..................                                                   $   16,389
                                                                                             ==========

Segment assets............................                   1,502,732         203,522       $1,706,254
Elimination of intersegment receivables...                                                     (191,037)
                                                                                             ----------
Consolidated assets.......................                                                   $1,515,217
                                                                                             ==========

Capital expenditures......................                  $    4,424      $       23       $    4,447

(1) Operating lease income net of depreciation and loss provisions.
(2) Intersegment interest based on the Corporation's weighted average wholesale borrowing cost which was 5.62% 5.96%, and 6.06%, for the years ended December 31, 1999, 1998 and 1997, respectively.
(3) Includes the results of C1FN from September 1, 1999 through December 31, 1999, the period of WSFS' ownership.
(4) Includes the results of WNFI from December 1, 1999, its date of inception.

18.  PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

                                                                                             Year Ended December 31,
                                                                                         --------------------------------
                                                                                           1999                     1998
                                                                                         -------                  -------
                                                                                                  (In Thousands)
Assets:
     Cash ......................................................................         $   7,185               $  15,225
     Investment in the Bank ....................................................           134,653                 116,144
     Investment in interest rate cap ...........................................             2,131                   2,370
     Investment in capital trust................................................             1,547                   1,547
     Other assets...............................................................             1,667                   2,201
                                                                                         ---------               ---------
Total assets ...................................................................         $ 147,183               $ 137,487
                                                                                         =========               =========

Liabilities and stockholders' equity:
     Borrowings.................................................................         $  50,000               $  50,000
     Interest payable...........................................................               382                     495
     Other liabilities..........................................................               648                   1,240
                                                                                         ---------               ---------
     Total liabilities..........................................................            51,030                  51,735
                                                                                         ---------               ---------
Stockholders' equity:
     Common stock ..............................................................               148                     147
     Capital in excess of par value ............................................            58,185                  57,696
     Comprehensive income.......................................................            (3,265)                    236
     Retained earnings .........................................................            83,000                  64,657
     Treasury stock ............................................................           (41,915)                (36,984)
                                                                                         ---------               ---------
     Total stockholders' equity ................................................            96,153                  85,752
                                                                                         ---------               ---------
Total liabilities and stockholders' equity......................................         $ 147,183               $ 137,487
                                                                                         =========               =========

Condensed Statement of Operations
                                                                                                Year Ended December 31,
                                                                                           --------------------------------
                                                                                             1999         1998        1997
                                                                                           -------      --------     ------
                                                                                                      (In Thousands)
Income:
     Interest income ...........................................................          $    876    $    850   $    524
     Other income...............................................................                93          91         62
                                                                                          --------    --------   --------
                                                                                               969         941        586
                                                                                          --------    --------   --------
Expenses:
     Interest expense...........................................................             4,284       3,748      3,201
     Other operating expenses...................................................            (1,116)       (934)      (801)
                                                                                          --------    --------   --------
                                                                                             3,168       2,814      2,400
                                                                                          --------    --------   --------

Loss before equity in undistributed income of the Bank and extraordinary item...            (2,199)     (1,873)    (1,814)
Equity in undistributed income of the Bank .....................................            21,908      19,846     18,203
                                                                                          --------    --------   --------
Income before extraordinary item................................................            19,709      17,973     16,389
Loss on extinguishment of debt, net of taxes ..................................                  -       1,461          -
                                                                                          --------    --------   --------
Net income .....................................................................          $ 19,709    $ 16,512   $ 16,389
                                                                                          ========    ========   ========

Condensed Statement of Cash Flows

                                                                                                Year Ended December 31,
                                                                                           --------------------------------
                                                                                             1999         1998        1997
                                                                                           -------      --------     ------
                                                                                                      (In Thousands)
Operating activities:
     Net income ................................................................           $ 19,709    $ 16,512     $ 16,389
Adjustments to reconcile net income to net
   cash used for operating activities:
     Equity in undistributed income of the Bank ................................            (21,908)    (19,846)     (18,203)
     Amortization ..............................................................                286         135          115
     Loss on extinguishment of debt.............................................                  -       2,248            -
     (Increase) decrease in other assets........................................                487        (600)         721
     Increase (decrease) in other liabilities...................................               (706)         98            4
                                                                                           --------    --------     --------
Net cash used for operating activities .........................................             (2,132)     (1,453)        (974)
                                                                                           --------    --------     --------
Investing activities:
     Decrease in investment in Bank.............................................                  -      12,000        7,972
     Investment in interest rate cap ...........................................                  -      (2,390)           -
     Investment in capital trust ...............................................                  -      (1,547)           -
                                                                                           --------    --------     --------
Net cash provided by investing activities.......................................                  -       8,063        7,972
                                                                                           --------    --------     --------
Financing activities:
     Issuance of common stock ..................................................                389         228          180
     Proceeds from issuance of trust preferred borrowings, net of costs.........                  -      48,624            -
     Extinguishment of senior notes.............................................                  -     (30,548)           -
     Dividends paid on common stock ............................................             (1,366)     (1,107)           -
     Treasury stock, net of reissuance .........................................             (4,931)    (16,497)      (5,811)
                                                                                           --------    --------     --------
Net cash provided by (used for) financing activities ...........................             (5,908)        700       (5,631)
                                                                                           --------    --------     --------
Increase (decrease) in cash ....................................................             (8,040)      7,310        1,367
Cash at beginning of period ....................................................             15,225       7,915        6,548
                                                                                           --------    --------     --------
Cash at end of period ..........................................................           $  7,185    $ 15,225     $  7,915
                                                                                           ========    ========     ========

                                      -87-

19. INVESTMENTS IN NON WHOLLY-OWNED SUBSIDIARIES

         In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc (C1FN), a St Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-consumer marketing, servicing, internet development and technology management for "branchless" financial services. WSFS is the single largest shareholder in C1FN, has majority control through a voting trust and shares in 43% of the operating results of C1FN at December 31, 1999. In addition, WSFS received warrants for the purchase of 20% additional ownership of C1FN, as well as the opportunity and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at current offered ownership prices. As a result of this investment, C1FN's internet-only banking structure became part of everbank.com(TM), a division of WSFS. C1FN and WSFS manage the operations of everbank.com.(TM) Everbank.com(TM) began marketing internet-only banking to a national clientele in November of 1999.

         Additionally, in November 1999, the Corporation expanded the home equity lending business of Community Credit Corporation (CCC) which initially started operations in 1994. CCC was renamed Wilmington National Finance, Inc.
(WNFI) and WSFS retained a 51% ownership with the remainder held by WNFI's new executives retained to lead the expansion of WNFI. WSFS also has warrants to obtain an additional 15% ownership in WNFI. Both C1FN and WNFI are consolidated into the financial statements of WSFS Financial Corporation. The portion of equity and operating results attributable to investors in C1FN and WNFI, other than WSFS, are reported as minority interest.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

                                                                   Three Months Ended
                                -----------------------------------------------------------------------------------------
                                12/31/99     9/30/99     6/30/99    3/31/99     12/31/98    9/30/98    6/30/98    3/31/98
                                --------     -------     -------    -------     --------    -------    -------    -------
                                                            (In Thousands, Except Per Share Data)
Interest income............     $ 28,603    $ 27,223    $ 27,165   $ 27,189     $ 26,915   $ 27,314   $ 26,941   $ 27,062
Interest expense...........       18,659      17,587      17,394     17,730       18,040     18,213     17,541     17,320
                                --------    --------    --------   --------     --------   --------   --------   --------

Net interest income .......        9,944       9,636       9,771      9,459        8,875      9,101      9,400      9,742
Provision for loan losses..          233         259         249        263          142        189        172        577
                                --------    --------    --------   --------     --------   --------   --------   --------

Net interest income after
   provision for loan losses       9,711       9,377       9,522      9,196        8,733      8,912      9,228      9,165
Other income ..............        5,375       7,478       7,210      6,571        6,432      6,401      5,863      5,997
Other expenses.............       13,116      10,992      10,559      9,833        9,114      9,085      9,070      9,174
                                --------    --------    --------   --------     --------   --------   --------   --------

Income before taxes .......        1,970       5,863       6,173      5,934        6,051      6,228      6,021      5,988
Income tax provision ......       (3,469)      1,524       1,605      1,543        1,574      1,619      1,565      1,557
                                --------    --------    --------   --------     --------   --------   --------   --------

Income before extraordinary
   item and minority interest      5,439       4,339       4,568      4,391        4,477      4,609      4,456      4,431
Loss on extinguishment of
  debt, net of tax ........            -           -           -          -        1,461          -          -          -
Less minority interest.....         (799)       (173)          -          -            -          -          -          -
                                --------    --------    --------   --------     --------   --------   --------   --------

Net income ................     $  6,238    $  4,512    $  4,568   $  4,391     $  3,016   $  4,609   $  4,456   $  4,431
                                ========    ========    ========   ========     ========   ========   ========   ========

Earnings per share:
Basic:
  Income before extraordinary
   item ...................     $    .55    $    .40    $    .40   $    .38     $    .37   $    .37   $    .36   $    .36
  Loss on extinguishment of
   debt....................            -           -           -          -         (.12)         -          -          -
                                --------    --------    --------   --------     --------   --------   --------   --------
  Net income...............     $    .55    $    .40    $    .40   $    .38     $    .25   $    .37   $    .36   $    .36
                                ========    ========    ========   ========     ========   ========   ========   ========

Diluted:
  Income before extraordinary
   item ...................     $    .55    $    .40    $    .40   $    .38     $    .37   $    .37   $    .35   $    .35
  Loss on extinguishment of
   debt....................            -           -           -          -         (.12)         -          -          -
                                --------    --------    --------   --------     --------   --------   --------   --------
  Net income...............     $    .55    $    .40    $    .40   $    .38     $    .25   $    .37   $    .35   $    .35
                                ========    ========    ========   ========     ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III


   Items 10 through 13 are incorporated by the following references from the indicated pages of the Proxy Statement for the 2000 Annual Meeting of
Stockholders:



                                                                      Page
                                                                      ----
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT                                                      4-9


ITEM 11. EXECUTIVE COMPENSATION                                      10-18


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT                                                2,6,7


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 18

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

The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit
Number                            Description of Document
-------                           -----------------------
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


4.1 Certificate of Trust of WSFS Capital Trust I, incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3, Registration Nos. 333-56015, 333-56015-01 and 333-56015-02
              filed by WSFS Financial Corporation, WSFS Capital Trust I and WSFS Capital Trust II (the "Registration Statement").

4.2 Trust Agreement of WSFS Capital Trust I, incorporated herein by reference to Exhibit 4.4 to the Registration Statement.

4.3 Amended and Restated Trust Agreement of WSFS Capital I, incorporated herein by reference to Exhibit 4.1 to WSFS Financial Corporation's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 20, 1998 ("Form 8-K/A")

4.4 Form of Trust Preferred Security Certificate of WSFS Capital Trust I, incorporated herein by reference to Exhibit 4.3 to the Form 8-K/A.

4.5 Trust Preferred Securities Guarantee Agreement, incorporated herein by reference to the Form 8-K/A. Commission on November 20, 1998.

4.6 Form of Junior Subordinated Indenture between WSFS Financial Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registration Statement.

4.7 Officers' Certificate and Company Order for Floating Rate Junior Subordinated Debentures due December 1, 2028, incorporated herein by reference to Exhibit 4.2 to the Form 8-K/A.

4.8 Form of Floating Rate Junior Subordinated Debenture, incorporated herein by reference to Exhibit 4.5 to the Form 8-K/A.

4.9 First Amendment to the Amended and Restated Trust Agreement of WSFS Capital Trust I.

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

23  Attachment B   Consent of KPMG LLP

27  Attachment C   Financial Data Schedule

(b) The following reports on Form 8K were filed during the fourth quarter 1998:

    December 28, 1999, the registrant filed a Form 8-K reporting under Item 5, Other Events, the press release announcing:

         On December 7, 1999, WSFS Financial Corporation issued a press release announcing an initiative to expand its home equity lending business through Community Credit Corporation ("CCC"), a wholly-controlled operating subsidiary of its primary subsidiary, Wilmington Savings Fund Society, F.S.B. ("WSFS"), a federally chartered thrift.

         On December 13, 1999 WSFS Financial Corporation issued a press release announcing that everbank.com, a division of WSFS, is open for public transactions.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WSFS FINANCIAL CORPORATION



Date:   March 23, 2000           BY:  /s/ MARVIN N. SCHOENHALS
                                      ------------------------
                                      Marvin N. Schoenhals
                                      Chairman, President and Chief Executive
                                      Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 23, 2000           BY: /s/ MARVIN N. SCHOENHALS
                                     ------------------------------
                                     Marvin N. Schoenhals
                                     Chairman, President and Chief Executive
                                     Officer


Date:   March 23, 2000           BY: /s/ CHARLES G. CHELEDEN
                                     ------------------------------
                                     Charles G. Cheleden
                                     Vice Chairman and Director


Date:   March 23, 2000           BY:
                                     ------------------------------
                                     John F. Downey
                                     Director


Date:   March 23, 2000           BY: /s/ LINDA C. DRAKE
                                     ------------------------------
                                     Linda C. Drake
                                      Director


Date:   March 23, 2000           BY: /s/ DAVID E. HOLLOWELL
                                     ------------------------------
                                     David E. Hollowell
                                     Director


Date:   March 23, 2000           BY: /s/ JOSEPH R. JULIAN
                                     ------------------------------
                                     Joseph R. Julian
                                     Director

Date:   March 23, 2000           BY: /s/ THOMAS P. PRESTON
                                     ------------------------------
                                     Thomas P. Preston
                                     Director


Date:   March 23, 2000           BY: /s/ CLAIBOURNE D. SMITH
                                     ------------------------------
                                     Claibourne D. Smith
                                     Director


Date:  March 23, 2000            BY: /s/ EUGENE W. WEAVER
                                     ------------------------------
                                     Eugene W. Weaver
                                     Director


Date:   March 23, 2000           BY: /s/ R. TED WESCHLER
                                     ------------------------------
                                     R. Ted Weschler
                                     Director


Date:   March 23, 2000           BY: /s/ DALE E. WOLF
                                     ------------------------------
                                     Dale E. Wolf
                                     Director


Date:   March 23, 2000           BY: /s/ MARK A. TURNER
                                     ------------------------------
                                     Mark A. Turner
                                     Executive Vice President and
                                     Chief Financial Officer


Date:   March 23, 2000           BY: /s/ ROBERT A. KUEHL
                                     ------------------------------
                                     Robert A. Kuehl
                                     Senior Vice President and Controller