Form 10-Q
period 2000-03-31
WSFS FINANCIAL CORP
filed 2000-05-12
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2000
                               ----------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________  to ______________________

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  22-2866913
   ------------------------------          -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


  838 Market Street, Wilmington, Delaware                   19899
------------------------------------------       ------------------------------
 (Address of principal executive offices)                (Zip Code)


                                  (302)792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2000:

Common Stock, par value $.01 per share                     10,722,744
--------------------------------------                --------------------
        (Title of Class)                              (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                          PART I. Financial Information

                                                                                                           Page
                                                                                                           ----
Item 1.    Financial Statements

           Consolidated Statement of Operations for the Three Months
           Ended March 31, 2000 and 1999 (Unaudited)..........................................                3

           Consolidated Statement of Condition as of March 31, 2000
           (Unaudited) and December 31, 1999..................................................                4

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 2000 and 1999 (Unaudited)................................................                5

           Notes to the Consolidated Financial Statements for the Three
           Months Ended March 31, 2000 and 1999 (Unaudited)...................................                6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................                9

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................                19


                                          PART II. Other Information



Item 4.    Submission of Matters to a Vote of Security Holders................................               20

Item 6.    Exhibits and Reports on Form 8-K...................................................               20

Signatures ...................................................................................               21

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   Three months ended
                                                                                         March 31,
                                                                              -----------------------------
                                                                              2000                     1999
                                                                              ----                     ----
                                                                                         (Unaudited)
                                                                       (Dollars in Thousands, except per share data)
Interest income:
     Interest and fees on loans........................................    $    19,135               $   16,327
     Interest on mortgage-backed securities............................          6,620                    8,012
     Interest and dividends on investment securities...................            705                      578
     Other interest income.............................................          8,477                    2,272
                                                                           -----------               ----------
                                                                                34,937                   27,189
                                                                           -----------               ----------
Interest expense:
     Interest on deposits..............................................          8,435                    8,038
     Interest on Federal Home Loan Bank advances.......................          7,287                    6,499
     Interest on federal funds purchased and securities
       sold under agreement to repurchase..............................          2,128                    2,112
     Interest on trust preferred borrowings............................          1,143                      987
     Interest on other borrowed funds..................................            190                       94
                                                                           -----------               ----------
                                                                                19,183                   17,730
                                                                           -----------               ----------
Net interest income....................................................         15,754                    9,459
Provision for loan losses..............................................            228                      263
                                                                           -----------               ----------
Net interest income after provision for loan losses....................         15,526                    9,196
                                                                           -----------               ----------
Other income:
     Loan and lease servicing fees ....................................            819                      833
     Rental income on operating leases, net ...........................          3,322                    3,372
     Deposit service charges...........................................          1,471                    1,211
     Credit/debit card and ATM income .................................          1,174                      679
     Securities gains (losses) ........................................         (2,466)                       1
     Other income......................................................            378                      475
                                                                           -----------               ----------
                                                                                 4,698                    6,571
                                                                           -----------               ----------
Other expenses:
     Salaries, benefits and other compensation.........................          6,206                    4,582
     Equipment expense.................................................            985                      710
     Data processing and operations expenses...........................          1,740                    1,335
     Occupancy expense.................................................            950                      789
     Marketing expense.................................................            777                      333
     Professional fees.................................................            659                      353
     Net costs of assets acquired through foreclosure..................            146                       25
     Other operating expense...........................................          2,410                    1,706
                                                                           -----------               ----------
                                                                                13,873                    9,833
                                                                           -----------               ----------
Income before taxes, cumulative effect of change in
   accounting principle and minority interest..........................          6,351                    5,934
Less minority interest.................................................         (1,231)                       -
                                                                           -----------               ----------
Income before taxes and cumulative effect of change in accounting
  principle ...........................................................          7,582                    5,934
Income tax provision...................................................          2,188                    1,543
                                                                           -----------               ----------
Income before cumulative effect of change in accounting principle......          5,394                    4,391
                                                                           -----------               ----------
Cumulative effect of change in accounting principle
   net of $837,000 in income tax.......................................         (1,256)                       -
                                                                           -----------               ----------

Net income.............................................................    $     4,138               $    4,391
                                                                           ===========               ==========

Basic earnings per share:
    Income before cumulative effect of change in accounting principle..    $      0.48               $     0.38
    Cumulative effective of change in accounting principle...........            (0.11)                       -
                                                                           -----------               ----------
Net income ............................................................    $      0.37               $     0.38
                                                                           ===========               ==========
Diluted earnings per share:
     Income before cumulative effect of change in accounting principle     $     0.48                $     0.38
     Cumulative effective of change in accounting principle............         (0.11)                        -
                                                                           -----------               ----------
Net income ............................................................    $      0.37               $     0.38
                                                                           ===========               ==========

The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                     March 31,        December 31,
                                                                                      2000               1999
                                                                                     --------         -----------
                                                                                    (Unaudited)
                                                                                        (Dollars in Thousands)
Assets

Cash and due from banks................................................            $   58,505         $   59,166
Federal funds sold and securities purchased under agreements to resell.                 4,500                  -
Interest-bearing deposits in other banks...............................                 5,482              8,026
Investment securities held-to-maturity.................................                12,600              8,612
Investment securities available-for-sale...............................                28,985             28,861
Mortgage-backed securities held-to-maturity............................               123,054            258,825
Mortgage-backed securities available-for-sale..........................               185,238            188,924
Investment in reverse mortgages, net...................................                32,808             28,103
Loans held-for-sale....................................................                   353             24,558
Loans, net of allowance for loan losses of $23,427 at March 31, 2000
  and $23,024 at December 31, 1999.....................................               895,608            856,627
Vehicles under operating leases, net ..................................               216,302            220,209
Stock in Federal Home Loan Bank of Pittsburgh, at cost.................                28,500             28,500
Assets acquired through foreclosure....................................                 1,356              1,061
Premises and equipment.................................................                14,980             14,621
Accrued interest and other assets......................................                31,544             27,727
                                                                                   ----------         ----------

Total assets...........................................................            $1,639,815         $1,753,820
                                                                                   ==========         ==========
Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand.........................................            $  129,528         $  119,754
    Money market and interest-bearing demand...........................               105,437             79,321
    Savings............................................................               265,712            258,854
    Time...............................................................               267,913            278,051
                                                                                   ----------         ----------
      Total retail deposits............................................               768,590            735,980
    Jumbo certificates of deposit......................................                35,168             24,645
    Brokered certificates of deposit...................................               139,544            149,465
                                                                                   ----------         ----------
      Total deposits...................................................               943,302            910,090

Federal funds purchased and securities sold under agreements to
    repurchase ........................................................               113,941            143,941
Federal Home Loan Bank advances........................................               390,000            515,000
Trust preferred borrowings.............................................                50,000             50,000
Other borrowed funds...................................................                19,452             13,524
Accrued expenses and other liabilities.................................                22,850             20,006
                                                                                   ----------         ----------
Total liabilities......................................................             1,539,545          1,652,561
                                                                                   ----------         ----------

Minority Interest......................................................                 4,565              5,106

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized;
    none issued and outstanding........................................                     -                  -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,797,513 at March 31, 2000 and 14,797,513 at December 31, 1999...                   148                148
Capital in excess of par ..............................................                58,185             58,185
Accumulated other comprehensive loss ..................................                (2,578)            (3,265)
Retained earnings .....................................................                86,801             83,000
Treasury stock at cost, 3,954,769 shares at March 31, 2000 and
    3,528,269 shares at December 31, 1999 .............................               (46,851)           (41,915)
                                                                                   ----------         ----------
Total stockholders' equity.............................................                95,705             96,153
                                                                                   ----------         ----------
Total liabilities and stockholders' equity.............................            $1,639,815         $1,753,820
                                                                                   ==========         ==========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             Three Months Ended March 31,
                                                                                       --------------------------------------
                                                                                           2000                       1999
                                                                                       -----------                 ----------
                                                                                                     (Unaudited)
                                                                                               (Dollars in Thousands)
Operating activities:
    Net income .............................................................            $    4,138                 $    4,391
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan, lease and residual value losses ..................                 1,219                        767
      Depreciation, accretion and amortization .............................                   921                        572
      Increase in accrued interest receivable and other assets..............                   (97)                    (1,081)
      Origination of loans held-for-sale....................................               (45,543)                   (10,496)
      Proceeds from sales of loans held-for-sale............................                70,611                     11,209
      Increase in accrued interest payable and other liabilities............                 2,810                      7,576
      Increase in reverse mortgage capitalized interest, net ...............                (7,718)                    (1,491)
      Minority interest in net income.......................................                (1,231)                         -
      Other, net ...........................................................                   207                         78
                                                                                        ----------                 ----------
Net cash provided by operating activities...................................                25,317                     11,525
                                                                                        ----------                 ----------
Investing activities:
    Net decrease in interest-bearing deposits in other banks ...............                 2,544                      4,380
    Maturities of investment securities ....................................                 3,293                      1,003
    Sales of investment securities available-for-sale ......................                10,618                          -
    Purchases of investment securities held-to-maturity ....................                (5,952)                         -
    Purchases of investment securities available-for-sale...................               (12,554)                         -
    Sales of mortgage-backed securities available-for-sale..................               150,605                          -
    Repayments of mortgage-backed securities held-to-maturity ..............                10,180                     41,471
    Repayments of mortgage-backed securities available-for-sale ............                 4,601                     19,866
    Purchases of mortgage-backed securities held-to-maturity................                     -                    (74,786)
    Purchases of mortgage-backed securities available-for-sale..............               (27,347)                   (49,385)
    Repayments of reverse mortgages ........................................                 5,104                      3,644
    Disbursements for reverse mortgages ....................................                (2,065)                    (2,310)
    Purchase of loans ......................................................               (19,445)                    (3,245)
    Net (increase) decrease in loans .......................................               (21,185)                    14,040
    Net increase in operating leases........................................                (5,328)                   (16,195)
    Net increase in stock of Federal Home Loan Bank of Pittsburgh ..........                     -                     (3,250)
    Sales of assets acquired through foreclosure, net.......................                 7,205                      5,853
    Premises and equipment, net.............................................                  (805)                    (1,300)
                                                                                        ----------                 ----------
Net cash provided by (used for) investing activities........................                99,469                    (60,214)
                                                                                        ----------                 ----------
Financing activities:
    Net increase in demand and savings deposits.............................                48,376                     15,168
    Net increase (decrease) in time deposits ...............................                (9,656)                    41,394
    Receipts from FHLB borrowings ..........................................               195,000                     65,000
    Repayments of FHLB borrowings...........................................              (320,000)                   (50,000)
    Receipts from reverse repurchase agreements ............................                20,000                     17,270
    Repayments of reverse repurchase agreements ............................               (45,000)                   (35,775)
    Repayments of  Federal funds purchased..................................                (5,000)                         -
    Repayments of other borrowings..........................................                   (25)                         -
    Dividends paid on common stock..........................................                  (338)                      (346)
    Issuance of common stock ...............................................                     -                         27
    Purchase of treasury stock, net of reissuance...........................                (4,936)                    (1,623)
    Minority Interest.......................................................                   632                        -
                                                                                        ----------                 ----------
Net cash provided by (used for) financing activities........................              (120,947)                    51,115
                                                                                        ----------                 ----------
Increase in cash and cash equivalents ......................................                 3,839                      2,426
Cash and cash equivalents at beginning of period ...........................                59,166                     76,748
                                                                                        ----------                 ----------
Cash and cash equivalents at end of period .................................            $   63,005                 $   79,174
                                                                                        ==========                 ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the quarter ..................................            $   16,611                 $   15,136
Cash paid (refunded) for income taxes.......................................                  (915)                       437
Loans and leases transferred to assets acquired through foreclosure ........                 8,603                      3,382
Net change in accumulated other comprehensive income........................                   687                       (509)

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

    WSFS Financial Corporation (the Corporation) is a thrift holding company headquartered in the state of Delaware. The Corporation has two wholly-owned subsidiaries, Wilmington Savings Fund Society, FSB, (the Bank or WSFS) a thrift conducting business in the Mid-Atlantic region and WSFS Capital Trust I, a company formed to issue Trust Preferred Securities to be invested in Junior Subordinated Debentures of the Corporation. The consolidated financial statements include the accounts of the parent company, WSFS Capital Trust I, the Bank and its wholly-owned subsidiaries: WSFS Credit Corporation (WCC), 838 Investment Group, Inc. and Star States Development Company, (SSDC) as well as its non-wholly-owned, but majority controlled subsidiaries: CustomerOne Financial Network, Inc. and Wilmington National Finance, Inc., formerly Community Credit Corporation.

    The consolidated statement of condition as of March 31, 2000, the consolidated statement of operations for the three months ended March 31, 2000 and 1999 and the consolidated statement of cash flows for the three months ended March 31, 2000 and 1999 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the March 31, 2000 presentation. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the expected results for the full year ended December 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1999 Annual Report.

2. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

                                                                             For the three months ended March 31,
                                                                             ------------------------------------
                                                                                 2000                    1999
                                                                                 ----                    ----
Numerator:

    Income before cumulative effect of change in accounting principle...        $5,394                 $4,391
    Cumulative effect of change in accounting principle.................        (1,256)                     -
                                                                                ------                 ------
      Net income .......................................................        $4,138                 $4,391
                                                                                ======                 ======

Denominator:
    Denominator for basic earnings per share -
       weighted average shares .........................................        11,133                 11,467
    Effect of dilutive securities:
        Employee stock options .........................................            16                     97
                                                                                ------                 ------
    Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed exercise of stock options ................................        11,149                 11,564
                                                                                ======                 ======



Basic earnings per share:
    Income before cumulative effect of change in accounting principle...        $ 0.48                 $ 0.38
    Cumulative effective of change in accounting principle............           (0.11)                     -
                                                                                ------                 ------
      Net income .......................................................        $ 0.37                 $ 0.38
                                                                                ======                 ======
Diluted earnings per share:
     Income before cumulative effect of change in accounting principle          $ 0.48                 $ 0.38
     Cumulative effective of change in accounting principle.............         (0.11)                     -
                                                                                ------                 ------
      Net income .......................................................        $ 0.37                 $ 0.38
                                                                                ======                 ======

3. INVESTMENTS IN NON-WHOLLY OWNED SUBSIDIARIES

         In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc. (C1FN), a St. Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-marketing, servicing, internet development and technology management for "branchless" financial services. At March 31, 2000, WSFS is the single largest shareholder in C1FN, has majority control through a voting trust and shares in 42% of the operating results. In addition, WSFS received warrants for the purchase of an additional 20% ownership of C1FN, as well as the opportunity and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at current offered ownership prices. As a result of this investment, C1FN's internet-only banking structure will become part of everbank.com(TM), a division of WSFS. C1FN and WSFS will manage the operations of everbank.com(TM) . Everbank.com(TM) began marketing internet-only banking to a national clientele in November of 1999.

         Additionally, in November 1999, the Corporation expanded the home equity lending business of Community Credit Corporation (CCC) which initially started operations in 1994. CCC was renamed Wilmington National Finance, Inc.
(WNFI) and WSFS retained a 51% ownership with the remainder held by WNFI's new executives retained to lead the expansion of WNFI. WSFS also has warrants to obtain an additional 15% ownership in WNFI. Both C1FN and WNFI are consolidated into the financial statements of WSFS Financial Corporation. The portion of equity and operating results attributable to investors in C1FN and WNFI, other than WSFS, are reported as minority interest. During the quarter, WNFI's accumulated deficit exceeded the common equity. Therefore, as a result of WSFS' preferred stock investment, WSFS began recognizing 100% of the net loss. Once this startup company begins recognizing income, WSFS will post 100% of the earnings to the point of recovering recognized losses in excess of 51%.


4. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     On January 1, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Corporation has elected earlier adoption as permitted under this standard.

     The Corporation's only derivative that requires separate accounting under SFAS 133 is an interest-rate cap with a notional amount of $50 million which limits 3-month LIBOR to 6% for ten years ending December 1, 2008. The cap is being used to hedge the cash flows of $50 million in trust preferred floating debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. The fair market value (FMV), which at inception is equal to the cost, is broken into two components: the intrinsic value and the time value of the option. The cap will be marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included in a separate component of other comprehensive income and changes in the time value of the option included in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, will be expensed in the period in which ineffectiveness is determined. It has been determined that the hedge is highly effective and can reasonably be expected to remain so. Management is not aware of any events that would result in the reclassification into earnings of gains and losses that are currently reported in accumulated other comprehensive income except for the change in the FMV of the interest rate cap which pertains to the time value of the hedging instrument. The FMV is estimated using the calculated FMV of similar instruments.

     The following depicts the change in fair market value of the interest rate cap:


                     Carrying Value         Changes in          Carrying Value
                      At January 1,         Fair Market           At March 31,
                         2000                  Value                 2000
                     --------------         -----------         --------------
                                          (In thousands)
Intrinsic value      $          2,813     $          (440)         $   2,373(1)
Time value                      2,131                 (57)(2)      $   2,074
                     ----------------     ---------------          ---------
                     $          4,944     $          (497)         $   4,447
                     ================     ===============          =========

(1) Included in other comprehensive income, net of taxes.
(2) Included in interest expense on the hedged item (trust preferred borrowings).

      An additional provision of SFAS 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading. The corporation reclassified $72.5 million in investments and mortgage-backed securities from held-to-maturity to available-for-sale. Of the $72.5 million transferred, $55.4 million was sold at a loss of $1.3 million, net of tax. In accordance with SFAS No. 133, this loss was included in the statement of operations as a cumulative effect of a change in accounting principle.


5. COMPREHENSIVE INCOME

      The following schedule depicts other comprehensive income as required by SFAS No. 130:

                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                   2000                 1999
                                                                 ---------            ---------
                                                                          (Unaudited)
                                                                     (Dollars in Thousands)
Net income ...................................................  $ 4,138               $ 4,391

Other Comprehensive Income:

Net unrealized holding gains (losses) on securities
  available-for-sale arising during the period................   (2,830)                 (508)

Net unrealized holding loss arising during the period on
  derivatives used for cash flow hedge........................     (326)                    -

Reclassification adjustment for (gains) losses included in
  net income .................................................    1,603                    (1)
                                                                -------               -------

     Total comprehensive income, before other comprehensive
       income that resulted from the cumulative effect of a
       change in accounting principle.........................    2,585                 3,882


Net unrealized gain on derivatives used for cash flow hedging
  as a result of adopting SFAS No. 133........................    2,240                     -
                                                                -------               -------

     Total comprehensive income                                 $ 4,825               $ 3,882
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

         In addition, the Bank has majority control of two non-wholly owned subsidiaries, CustomerOne Financial Network (C1FN) and Wilmington National Finance, Inc. (WNFI). See Footnote 3 of the Consolidated Financial Statements for further discussion.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets declined $114.0 million during the quarter to $1.6 billion at March 31, 2000. During the first three months, management employed a deleveraging strategy in which the Corporation divested of certain investments securities and residential mortgages with below market interest rates, thereby repositioning the balance sheet to allow room for higher yielding loans and share buybacks. As a result, the Corporation sold approximately $126.5 million in investments and mortgage-backed securities as well as $25.0 million in residential mortgage loans. These declines were partially offset by net loans which increased $39.8 excluding the above mentioned loan sales.

    Total liabilities decreased $113.0 million during the first quarter to $1.5 billion at March 31, 2000. Total borrowings declined $149.1 million during the first three months as proceeds from the investment and loan sales were used to repay $125.0 million in FHLB advances and $24.0 million in other borrowed funds. These declines were offset in part by a $32.6 million growth in retail deposits.

    Capital Resources

    Stockholders' equity decreased $448,000 between December 31, 1999 and March 31, 2000. This decrease reflects the purchase of 431,500 treasury shares, at $5.0 million ($11.58 per share average). At March 31, 2000, the Corporation held in its treasury 3,954,769 shares of its common stock at a cost of $46.9 million. This decline in equity was partially offset by net income of $4.1 million for the first quarter of 2000.

    A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of March 31, 2000 (dollars in thousands):

                                                                                                    To be Well-Capitalized
                                                   Consolidated                For Capital          Under Prompt Corrective
                                                   Bank Capital             Adequacy Purposes          Action Provisions
                                             -----------------------     -----------------------    -----------------------
                                                  Percentage of               Percentage of              Percentage of
                                              Amount          Assets       Amount         Assets      Amount        Assets
                                              ------          ------       ------         ------      ------        ------
Total Capital
  (to Risk-Weighted Assets) ........         $147,172          13.08%     $90,029          8.00%     $112,536       10.00%
Core Capital (to Adjusted
  Tangible Assets)..................          139,264           8.49       65,635          4.00        82,044        5.00
Tangible Capital (to Tangible
  Assets) ..........................          139,134           8.48       24,611          1.50           N/A         N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          139,264          12.38          N/A           N/A        67,522        6.00

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 2000 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At March 31, 2000, the Bank's liquidity ratio was 5.3% compared to 6.4% at December 31, 1999. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                          March 31,              December 31,
                                                                           2000                     1999
                                                                           ----                     ----
                                                                              (Dollars in Thousands)
Nonaccruing loans:
     Commercial ..............................................           $   1,515               $   2,630
     Consumer ................................................                 277                     310
     Commercial mortgages ....................................               1,382                   1,808
     Residential mortgages ...................................               2,672                   2,617
     Construction ............................................                   -                       -
                                                                         ---------               ---------

Total nonaccruing loans ......................................               5,846                   7,365
Nonperforming investments in real estate .....................                   -                       -
Assets acquired through foreclosure ..........................               1,356                   1,061
                                                                         ---------               ---------

Total nonperforming assets ...................................           $   7,202               $   8,426
                                                                         =========               =========

Restructured loans ...........................................           $       -               $       -
                                                                         =========               =========

Past due loans and leases:
     Residential mortgages ...................................           $     412               $     333
     Commercial and commercial mortgages .....................                 384                     504
     Consumer ................................................                 326                     249
                                                                         ---------               ---------

Total past due loans .........................................           $   1,122               $   1,086
                                                                         =========               =========

Ratios:
     Nonperforming loans/leases to total
        loans/leases (1) .....................................                0.51%                   0.67%
     Allowance for loan/lease losses to total gross
        Loans/leases (1)......................................                2.18                    2.22
     Nonperforming assets to total assets ....................                 .44                     .48
     Loan loss/lease loss allowance to nonaccruing
        loans/leases (2)......................................              412.97                  322.61
     Loan/lease and foreclosed asset allowance to total
       Nonperforming assets (2) ..............................              338.74                  285.00

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

     Nonperforming assets decreased $1.2 million between March 31, 2000 and December 31, 1999. This decrease resulted primarily from a $1.1 million reduction in nonaccruing commercial loans. An analysis of the change in the balance of nonperforming assets is presented on the following page.

                                                                     Three Months Ended             Year Ended
                                                                       March  31, 2000            December 31, 1999
                                                                     ------------------           -----------------
                                                                                      (In Thousands)
Beginning balance.........................................               $   8,426                   $   11,083
     Additions ...........................................                   8,174                       20,562
     Collections/sales ...................................                  (8,888)                     (18,930)
     Transfers to accrual/restructured status.............                    (121)                      (2,937)
     Provisions, charge-offs, other adjustments...........                    (389)                      (1,352)
                                                                         ---------                   ----------

Ending balance............................................               $   7,202                   $    8,426
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

INTEREST RATE SENSITIVITY

     The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management. Interest rate-sensitive assets of the Corporation include cash flows that relate to the principal of the operating lease portfolio, which are interest-rate sensitive.
At March 31, 2000, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitive gap) by $8.2 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 98.9% at March 31, 2000 compared to 97.7% at December 31, 1999. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased to a negative
 .50% from a negative 1.03% at December 31, 1999. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk.

COMPARISON FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Results of Operations

      The Corporation recorded net income of $4.1 million or $0.37 per diluted share for the first quarter of 2000. This compares to $4.4 million or $.38 per share for the same quarter last year. Results for the first quarter of 2000 reflect several large items including a $5.8 million increase to interest income from an adjustment to the value of the Company's reverse mortgage portfolio. This adjustment resulted from improved cash flow from the portfolio, driven primarily by the strong residential real-estate markets and accelerated maturity events. This was partially offset by a $4.7 million pretax loss on the sale of approximately $127 million in securities and loans as part of the Company's de-leverage/share buyback program. Results also included a $1.6 million pretax loss on the Corporations start-up initiatives, WNFI and C1FN. The Corporation also recognized an additional $400,000 provision for losses on off-lease automobile inventory, the result of continued weakness in the used car market. The net effect of these large items depressed per share income by approximately $.05 for the quarter.

     Net Interest Income

     The table below provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                     Three Months Ended March 31,
                                          -------------------------------------------------------------------------------
                                                           2000                                        1999
                                          --------------------------------------     ------------------------------------
                                            Average                     Yield/         Average                   Yield/
                                            Balance       Interest      Rate(1)        Balance      Interest     Rate (1)
                                          -----------    ----------    ---------     ----------    ----------   ---------
                                                                      (Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............    $   603,136    $  12,196       8.09%        $   523,127   $   10,710      8.19%
     Commercial loans ................        114,851        2,251       8.72              93,371        1,665      8.34
     Consumer loans...................        179,230        4,282       9.61             165,394        3,914      9.60
                                          -----------    ---------                    -----------   ----------
       Total loans....................        897,217       18,729       8.48             781,892       16,289      8.48
Mortgage-backed securities (5)........        406,035        6,620       6.52             506,673        8,012      6.33
Loans held-for-sale (3)...............         22,636          406       7.17               2,163           38      7.03
Investment securities (5).............         41,194          705       6.85              37,085          578      6.23
Other interest-earning assets ........         72,809        8,477      46.57              80,581        2,272     11.28
                                          -----------    ---------                    -----------   ----------
     Total interest-earning assets....      1,439,891       34,937       9.78           1,408,394       27,189      7.80
                                                         ---------                                  ----------
Allowance for loan losses.............        (23,350)                                    (23,648)
Cash and due from banks...............         54,359                                      51,286
Vehicles under operating lease, net...        216,976                                     206,517
Other noninterest-earning assets......         41,813                                      36,640
                                          -----------                                 -----------
     Total assets.....................    $ 1,729,689                                 $ 1,679,189
                                          ===========                                 ===========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................    $    85,823          546       2.56         $    66,624          364      2.22
     Savings..........................        258,897        2,286       3.55             219,475        1,611      2.98
     Retail time deposits ............        272,629        3,129       4.62             326,826        3,916      4.86
     Jumbo certificates of deposits ..         28,613          392       5.51              77,844        1,015      5.29
     Brokered certificates of deposit.       138,825         2,082       6.03              71,400        1,132      6.43
                                          -----------    ---------                    -----------   ----------
       Total interest-bearing deposits        784,787        8,435       4.32             762,169        8,038      4.28
FHLB of Pittsburgh advances...........        507,099        7,287       5.78             498,500        6,499      5.29
Trust preferred borrowings............         50,000        1,143       9.04              50,000          987      7.89
Other borrowed funds..................        151,644        2,318       6.11             159,996        2,206      5.52
                                          -----------    ---------                    -----------   ----------
     Total interest-bearing liabilities     1,493,530       19,183       5.14           1,470,665       17,730      4.82
                                                         ---------                                  ----------
Noninterest-bearing demand deposits...        113,211                                     101,430
Other noninterest-bearing liabilities.         20,321                                      19,448
Minority interest ....................          4,842
Stockholders' equity..................         97,785                                      87,646
                                          -----------                                 -----------
     Total liabilities and stockholders'
        equity........................    $ 1,729,689                                 $ 1,679,189
                                          ===========                                 ===========

Deficit of interest-earning assets over
     interest-bearing liabilities.....    $   (53,639)                                $   (62,271)
                                         ============                                 ===========

Net interest and dividend income......                   $  15,754                                  $    9,459
                                                         =========                                  ==========

Interest rate spread..................                                   4.64%                                      2.98%
                                                                         ====                                       ====
Net interest margin...................                                   4.45%                                      2.77%
                                                                         ====                                       ====

Net interest and dividend income to
     total average assets.............                                   3.71%                                      2,32%
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

     Net interest income increased $6.3 million between the three months ended March 31, 2000 and 1999. The increase was due primarily to a $5.8 million interest income adjustment in the reverse mortgage portfolio. The adjustment to the value of the portfolio was a result of improved cash flows driven by strong residential real-estate markets and accelerated maturity events. The net interest margin for the three months ended March 31, 2000 was 4.45%. If the $5.8 million adjustment were excluded from net interest income, the margin would be 2.83%, which is an increase of 6 basis points from 2.77% for the three months ended March 31, 1999. Total interest income, excluding the adjustment, increased $1.9 million between comparable quarters. The increase is attributed to the increase in average loans of $115.3 million partially offset by the decline in average mortgage-backed securities of $100.6 million from the sale of securities related to the de-leverage program. Total interest expense increased $1.5 million between the three months ended March 31, 2000 and 1999. The increase was a result of the higher cost of borrowings and an increase in average interest-bearing deposits of $22.6 million from March 31, 1999. The cost of borrowings, including trust-preferred borrowings, increased 60 basis points to 6.07% from 5.47% over the same period.

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

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                                         Three Months Ended             Year Ended
                                                                          March 31, 2000            December  31, 1999
                                                                       ----------------------       ------------------
                                                                                     (Dollars in Thousands)
Beginning balance ............................................                 $23,024                      $23,689
Provision for loan losses ....................................                     228                        1,004
Balance at acquisition for purchased credit card portfolio....                     175
Charge-offs:
     Residential real estate .................................                      28                          172
     Commercial real estate (1) ..............................                       -                          692
     Commercial...............................................                      12                          437
     Consumer (2) ............................................                     368                        1,016
                                                                               -------                      -------
        Total charge-offs.....................................                     408                        2,317
                                                                               -------                      -------
Recoveries:
     Residential real estate .................................                       -                            -
     Commercial real estate (1) ...................................                182                          271
     Commercial ..............................................                      17                          116
     Consumer (2).............................................                     209                          261
                                                                               -------                      -------
        Total recoveries .....................................                     408                          648
                                                                               -------                      -------
Net charge-offs ..............................................                       -                        1,669
                                                                               -------                      -------
Ending balance................................................                 $23,427                      $23,024
                                                                               =======                      =======

Net charge-offs to average gross loans outstanding, net
   of unearned income (3).....................................                       -%                         .21%
                                                                               =======                      =======

(1)      Includes commercial mortgages and construction loans.
(2)      Includes finance-type leases.
(3)      Ratio for the three months ended March 31, 2000 is annualized.

     The following table represents a summary of the changes in the allowance for lease credit losses during the periods indicated:

                                                                          Three Months Ended               Year Ended
                                                                           March 31, 2000              December 30, 1999
                                                                         -------------------          ------------------
                                                                                     (Dollars in Thousands)
Beginning balance ............................................                $  1,467                        $    992
Provision for losses on vehicles under operating leases.......                      44                             864

Charge-offs...................................................                     153                             667
Recoveries ...................................................                      61                             278
                                                                              --------                        --------
Net charge-offs ..............................................                      92                             389
                                                                              --------                        --------
Ending balance ...............................................                $  1,419                        $  1,467
                                                                              ========                        ========

     Other Income

         Other income for the three months ended March 31, 2000 was $4.7 million or $1.9 million lower than the same period last year. The major factor contributing to this decrease was the loss of $2.5 million on the sale of investments and mortgage-backed securities. This sale was part of the deleverage plan discussed previously. This decrease was partially offset by increases of $495,000 in credit/debit card and ATM income and $260,000 in deposit service charges. These increases reflect increases in deposit accounts, card usage and the growth in the ATM network.

     Other Expenses

         Other expenses for the quarter were $13.9 million or $4.0 above the first quarter of 1999. This increase, associated with salary related expenses, marketing, premises and equipment expenses and data processing expenses, relate to the opening of four new retail offices, ATM expansion and startup expenses for two new subsidiaries, Wilmington National Finance, Inc. and CustomerOne Financial Network, Inc. These two subsidiaries added approximately $3.1 million in additional expenses to the consolidated results.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the first quarter of 2000 of $2.2 million along with an $837,000 benefit relating to a change in accounting principle. Income taxes for the first quarter of 1999 were $1.5 million. The effective tax rates for the first quarter of 2000 and 1999 were 25% and 26%, respectively.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

     Cumulative Effect of a Change in Accounting Principal

     On January 1, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". A provision of SFAS 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading. At adoption, the corporation reclassified $72.5 million in investments and mortgage-backed securities from held-to-maturity to available-for-sale. Of the $72.5 million transferred, $55.4 million was sold at a loss of $1.3 million, net of tax. In accordance with SFAS No. 133, this loss was included in the statement of operations as a cumulative effect of a change in accounting principle.

     In addition, the difference at January1, 2000 between the fair value and carrying value of $2.2 million, net of tax,relating to an interest rate cap is included in comprehensive income as a cumulative change in accounting principle.

     SEGMENT INFORMATION

     Under the definition of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Corporation has four operating segments at March 31, 2000: Wilmington Savings Fund Society, FSB (Bank), WSFS Credit Corporation (WCC), CustomerOne Financial network, Inc. (C1FN) and Wilmington National Finance, Inc. (WNFI). C1FN and WNFI are not wholly-owned, but are majority-controlled subsidiaries started in 1999. Only the Bank and WCC were operating segments at March 31, 1999.

     The Bank segment provides financial products through its branch network to consumer and commercial customers. The WSFS Credit Corporation segment provides auto loans and leases indirectly through unrelated auto dealerships within the Mid-Atlantic region. C1FN is a start-up company in which the Bank has voting control and shares in 42% of the operating results at March 31, 2000. C1FN provides direct-to-customer marketing, servicing, Internet development and technology management for "branchless" financial services. WSFS and C1FN are engaged in a joint effort through a division of the Bank, everbank.com, to provide internet banking on a national level. WNFI, a 51% owned subsidiary, which began operations in December 1999, is engaged in home equity lending.

     Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the three months ended March 31, 2000 and 1999 is as follows:

                                                               For the Three Months Ended March 31, 2000
                                                -----------------------------------------------------------------------
                                                  Bank            WCC             C1FN         WNFI            Total
                                                 ------          -----           ------       ------          -------
                                                                      (Dollars in thousands)
External customer revenues:
    Interest income.......................      $    34,126    $      445      $     366     $      -         $  34,937
    Other income .........................              885         3,612(1)          12          189             4,698
                                                -----------    ----------      ---------     --------         ---------
Total external customer revenues .........           35,011        4,057             378          189            39,635
                                                -----------    ----------      ---------     --------         ---------

Intersegment revenues:
    Interest income.......................            3,356             0              -           20             3,376
    Other income .........................               83             3              -            -                86
                                                -----------    ----------      ---------     --------         ---------
Total intersegment revenues ..............            3,439             3              -           20            3,462
                                                -----------    ----------      ---------     --------         ---------

Total revenue.............................           38,450         4,060            378          209            43,097
                                                -----------    ----------      ---------     --------         ---------

External customer expenses:
    Interest expense......................           18,960             0            214            9            19,183
    Other expenses .......................           10,005           454          1,643        1,168            13,270
    Other depreciation and
         amortization ....................              687            19            100           25               831
                                                -----------    ----------      ---------     --------         ---------
Total external customer expenses .........           29,652          473           1,957        1,202            33,284
                                                -----------    ----------      ---------     --------         ---------

Intersegment expenses:
    Interest expense......................               20         3,356(2)           -            -             3,376
    Other expenses .......................                3            23             60            -                86
                                                -----------    ----------      ---------     --------         ---------
Total intersegment expenses ..............               23         3,379             60            -            3,462
                                                -----------    ----------      ---------     --------         ---------

Total expenses ...........................           29,675         3,852          2,017        1,202            36,746
                                                -----------    ----------      ---------     --------         ---------

Income before taxes, minority interest
    and cumulative effect of change
    in accounting principle...............            8,775           208         (1,639)        (993)            6,351

Less: minority interest ..................                                          (950)        (281)           (1,231)
Provision for income taxes ...............                                                                        2,188
Cumulative effect of change in
   Accounting principle ..................                                                                       (1,256)
                                                                                                              ---------
Consolidated net income ..................                                                                    $   4,138
                                                                                                              =========

                                                                           At March 31, 2000
                                                -----------------------------------------------------------------------
                                                    Bank            WCC             C1FN         WNFI           Total
                                                   ------          -----           ------       ------         -------
                                                                      (Dollars in thousands)

Segment assets ..........................         1,583,809       251,285         45,724        3,612        $1,884,430
Elimination of intersegment receivables..                                                                      (244,615)
                                                                                                             ----------
Consolidated assets .....................                                                                    $1,639,815
                                                                                                             ==========

Capital expenditures......................      $       637    $       94      $     894     $     70        $    1,695

(1) Operating lease income net of depreciation and loss provision
(2) Intersegment interest based on the Corporation's weighted average wholesale borrowing costs which was 6.07% for the three months ended March 31, 2000.

                                                                              For the three months ended March 31, 1999
                                                                              -----------------------------------------
                                                                                  Bank           WCC           Total
                                                                                 ------         -----         -------
External customer revenues:
    Interest income....................................................        $   26,661     $      528     $   27,189
    Other income ......................................................             2,898          3,673(1)       6,571
                                                                               ----------     ----------     ----------
Total external customer revenues ......................................            29,559          4,201         33,760
                                                                               ----------     ----------     ----------

Intersegment revenues:
    Interest income....................................................             2,943(2)           -          2,943
    Other income ......................................................                23              2             25
                                                                               ----------     ----------     ----------
Total intersegment revenues ...........................................             2,966              2          2,968
                                                                               ----------     ----------     ----------

Total revenue..........................................................            32,525          4,203         36,728
                                                                               ----------     ----------     ----------

External customer expenses:
    Interest expense ..................................................            17,730              -         17,730
    Other expenses.....................................................             9,054            436          9,490
    Other depreciation and amortization................................               585             21            606
                                                                               ----------     ----------     ----------
Total external customer expenses ......................................            27,369            457         27,826
                                                                               ----------     ----------     ----------

Intersegment expense:
    Interest expense...................................................                 -          2,943(2)       2,943
    Other expenses.....................................................                 2             23             25
                                                                               ----------     ----------     ----------
Total intersegment expenses ...........................................                 2          2,966          2,968
                                                                               ----------     ----------     ----------

Total expenses ........................................................            27,371          3,423         30,794
                                                                               ----------     ----------     ----------

Income before taxes and extraordinary item.............................             5,154            780          5,934

Provision for income taxes ............................................                                           1,543
                                                                                                             ----------

Consolidated net income ...............................................                                      $    4,391
                                                                                                             ==========

                                                                                          At March 31, 1999
                                                                               ----------------------------------------
                                                                                  Bank           WCC           Total
                                                                                 ------         -----         -------
Segment assets.........................................................         1,687,374        238,155     $1,925,529
Elimination of intersegment receivables................................                                        (227,040)
                                                                                                            -----------
Consolidated assets....................................................                                      $1,698,489
                                                                                                             ==========

Capital expenditures...................................................        $    1,339     $       32     $    1,371

(1) Operating lease income net of depreciation and loss provision
(2) Intersegment interest based on the Corporation's weighted average wholesale borrowing costs which was 5.47% for the three months ended March 31, 1999.

FORWARD LOOKING STATEMENTS

     Within this discussion and analysis we have included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, mid-Atlantic region and the country as a whole, loan delinquency rates, and changes in federal and state regulation, among others. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of assets minus liabilities, and plus or minus off-balance sheet contracts divided by the net present value of assets. The chart below is the estimated impact of immediate changes in interest rates on net interest margin and the net portfolio value ratio at the specified levels at March 31, 2000 and 1999, calculated in compliance with Thrift Bulletin No. 13A:

                                                        March 31,
                        ---------------------------------------------------------------------
                                      2000                              1999(1)
                        ---------------------------------------------------------------------
     Change in          % Change in                          % Change in
    Interest Rate       Net Interest      Net Portfolio      Net Interest      Net Portfolio
   (Basis Points)        Margin (2)       Value Ratio(3)      Margin (2)      Value Ratio (3)
   -------------        ------------      --------------     -----------      ---------------
       +300                   4%              5.54%              2%                5.36%
       +200                   1%              5.75%              1%                5.78%
       +100                   1%              5.97%              1%                6.22%
          0                   0%              6.18%              0%                6.69%
       -100                  -1%              6.41%             -1%                7.19%
       -200                  -2%              6.64%             -2%                7.72%
       -300                  -3%              6.90%             -4%                8.29%

(1) March 31, 1999 has been restated to reflect the interest-sensitive nature of the operating lease portfolio.

(2) This column represents the percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected in the various rate increments.

(3) This column represents the net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected in the various rate increments.

     The Company's primary objective in managing interest risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while maximizing the yield /cost spread on the Company's asset/liability structure. The Company relies primarily on its asset/liability structure to control interest rate risk.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Corporation's Annual Stockholder's Meeting (the Meeting) held on April 27, 2000, all of the nominees for director proposed by the Corporation were elected. The votes cast for each such nominee were as follows:

                                               For                   Witheld
                                               ---                   -------
           Linda C. Drake                    9,820,547               104,115
           David E. Hollowell                9,820,547               104,115
           Clairbourne D. Smith              9,816,093               108,569
           Eugene W. Weaver                  9,814,851               109,811

     Also at the meeting, the shareholders approved an amendment to the WSFS Financial Corporation 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 625,000 shares to 1,165,000. The votes cast were as follows:

                  For              Against             Abstained
                  ---              -------             ---------
               8,123,905          1,137,019             663,738

Item 6. Exhibits and Reports on Form 8-K

        (a) None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WSFS FINANCIAL CORPORATION





Date:  May 11, 2000               \s\   MARVIN N. SCHOENHALS
                                   -------------------------------
                                        Marvin N. Schoenhals
                             Chairman, President and Chief Executive Officer






Date:  May 11, 2000             \s\       MARK A. TURNER
                                -------------------------------------
                                           Mark A. Turner
                                   Executive Vice President and
                                      Chief Financial Officer