Form 10-Q
period 2000-06-30
WSFS FINANCIAL CORP
filed 2000-08-14
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             June 30, 2000
                                                    -----------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  838 Market Street, Wilmington, Delaware                       19899
------------------------------------------                   ----------
(Address of principal executive offices)                     (Zip Code)


                                  (302)792-6000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES    X    NO
                                                ------      ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2000:

Common Stock, par value $.01 per share                       10,512,744
--------------------------------------                -----------------------
           (Title of Class)                             (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                      Page
Item 1. Financial Statements

        Consolidated Statement of Operations for the Three and Six Months
        Ended June 30, 2000 and 1999 (Unaudited)................................        3

        Consolidated Statement of Condition as of June 30, 2000
        (Unaudited) and December 31, 1999.......................................        4

        Consolidated Statement of Cash Flows for the Six Months Ended
        June 30, 2000 and 1999 (Unaudited)......................................        5

        Notes to the Consolidated Financial Statements for the Three and Six
        Months Ended June 30, 2000 and 1999 (Unaudited).........................        6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................        9

Item 3. Quantitative and Qualitative Disclosures About Market Risk..............       21


                           PART II. Other Information

Item 1. Legal Procedings........................................................       22

Item 2. Changes in Securities...................................................       22

Item 3. Default Upon Senior Securities..........................................       22

Item 4. Submission of Matters to a Vote of Security Holders.....................       22

Item 5. Other Information.......................................................       22

Item 6. Exhibits and Reports on Form 8-K........................................       22

Signatures .....................................................................       23


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Three months ended June 30,     Six months ended June 30,
                                                        ---------------------------     -------------------------
                                                            2000            1999           2000           1999
                                                          --------        --------       --------        --------
                                                                      (Unaudited)
                                                               (Dollars in Thousands, except per share data)

Interest income:
Interest and fees on loans ........................       $ 19,686        $ 16,138       $ 38,821        $ 32,465
Interest on mortgage-backed securities ............          5,475           7,791         12,095          15,803
Interest and dividends on investment securities ...            843             573          1,548           1,151
Other interest income .............................          4,662           2,663         13,139           4,935
                                                          --------        --------       --------        --------
                                                            30,666          27,165         65,603          54,354
                                                          --------        --------       --------        --------
Interest expense:
Interest on deposits ..............................          9,985           8,406         18,420          16,444
Interest on Federal Home Loan Bank advances .......          5,359           5,961         12,646          12,460
Interest on federal funds purchased and securities
 sold  under agreement to repurchase ..............          1,976           1,933          4,104           4,045
Interest on trust preferred borrowings ............          1,235           1,003          2,378           1,990
Interest on other borrowed funds ..................            209              91            399             185
                                                          --------        --------       --------        --------
                                                            18,764          17,394         37,947          35,124
                                                          --------        --------       --------        --------
Net interest income ...............................         11,902           9,771         27,656          19,230
Provision for loan losses .........................            217             249            445             512
                                                          --------        --------       --------        --------
Net interest income after provision for loan losses         11,685           9,522         27,211          18,718
                                                          --------        --------       --------        --------
Other income:
Loan and lease servicing fees .....................            656             903          1,475           1,736
Rental income on operating leases, net ............            170           3,603          3,492           6,975
Deposit service charges ...........................          1,708           1,271          3,179           2,482
Credit/debit card and ATM income ..................          1,320             972          2,494           1,651
Securities gains (losses) .........................              2            --           (2,464)              1
Gain from note receivable .........................            818            --              818            --
Other income ......................................          1,706             461          2,084             936
                                                          --------        --------       --------        --------
                                                             6,380           7,210         11,078          13,781
                                                          --------        --------       --------        --------
Other expenses:
Salaries, benefits and other compensation .........          7,581           4,837         13,787           9,419
Equipment expense .................................          1,094             784          2,079           1,494
Data processing and operations expenses ...........          1,590           1,420          3,330           2,755
Occupancy expense .................................          1,038             840          1,988           1,629
Marketing expense .................................            803             375          1,580             708
Professional fees .................................            886             379          1,545             732
Net costs of assets acquired through foreclosure ..            115             119            261             144
Other operating expense ...........................          2,640           1,805          5,050           3,511
                                                          --------        --------       --------        --------
                                                            15,747          10,559         29,620          20,392
                                                          --------        --------       --------        --------
Income before taxes, cumulative effect of change in
 accounting principle and minority interest .......          2,318           6,173          8,669          12,107
Less minority interest ............................           (856)           --           (2,087)           --
                                                          --------        --------       --------        --------
Income before taxes and cumulative effect of change
  in accounting principle .........................          3,174           6,173         10,756          12,107
Income tax provision ..............................            808           1,605          2,996           3,148
                                                          --------        --------       --------        --------
Income before cumulative effect of change
  in accounting principle .........................          2,366           4,568          7,760           8,959
Cumulative effect of change in accounting principle
  net of $837,000 in income tax ...................           --              --           (1,256)             --
                                                          --------        --------       --------        --------
Net income ........................................       $  2,366        $  4,568       $  6,504        $  8,959
                                                          ========        ========       ========        ========

Basic earnings per share:
Income before cumulative effect of change in
  accounting principle ............................           0.22        $   0.40       $   0.71        $   0.79
Cumulative effect of change in accounting principle           --              --            (0.11)           --
                                                          --------        --------       --------        --------
Net income ........................................           0.22        $   0.40       $   0.60        $   0.79
                                                          ========        ========       ========        ========

Diluted earnings per share:
Income before cumulative effect of change in
  accounting principle ............................       $   0.22        $   0.40       $   0.71        $   0.78
Cumulative effect of change in accounting principle           --              --            (0.11)           --
                                                          --------        --------       --------        --------
Net Income ........................................       $   0.22        $   0.40       $   0.60        $   0.78
                                                          ========        ========       ========        ========

   The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION


                                                                              June 30,      December 31,
                                                                                2000           1999
                                                                             -----------    -----------
                                                                             (Unaudited)
                                                                              (Dollars in Thousands)
Assets

Cash and due from banks ..................................................   $    63,896    $    59,166
Federal funds sold and securities purchased under agreements to resell ...        11,100           --
Interest-bearing deposits in other banks .................................         7,086          8,026
Investment securities held-to-maturity ...................................        11,887          8,612
Investment securities available-for-sale .................................        42,752         28,861
Mortgage-backed securities held-to-maturity ..............................       117,331        258,825
Mortgage-backed securities available-for-sale ............................       244,562        188,924
Investment in reverse mortgages, net .....................................        34,192         28,103
Loans held-for-sale ......................................................        10,917         24,558
Loans, net of allowance for loan losses of $23,308 at June 30, 2000
  and $23,024 at December 31, 1999 .......................................       915,840        856,627
Vehicles under operating leases, net .....................................       207,110        220,209
Stock in Federal Home Loan Bank of Pittsburgh, at cost ...................        28,500         28,500
Assets acquired through foreclosure ......................................         1,338          1,061
Premises and equipment ...................................................        15,871         14,621
Accrued interest and other assets ........................................        32,566         27,727
                                                                             -----------    -----------

Total assets .............................................................   $ 1,744,948    $ 1,753,820
                                                                             ===========    ===========

Liabilities, Minority Interest and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ...........................................   $   138,336    $   119,754
    Money market and interest-bearing demand .............................       175,326         79,321
    Savings ..............................................................       271,699        258,854
    Time .................................................................       281,810        278,051
                                                                             -----------    -----------
      Total retail deposits ..............................................       867,171        735,980
    Jumbo certificates of deposit ........................................        32,078         24,645
    Brokered certificates of deposit .....................................       176,625        149,465
                                                                             -----------    -----------
      Total deposits .....................................................     1,075,874        910,090

Federal funds purchased and securities sold under agreements to repurchase       113,941        143,941
Federal Home Loan Bank advances ..........................................       363,000        515,000
Trust preferred borrowings ...............................................        50,000         50,000
Other borrowed funds .....................................................        21,477         13,524
Accrued expenses and other liabilities ...................................        22,513         20,006
                                                                             -----------    -----------
Total liabilities ........................................................     1,646,805      1,652,561
                                                                             -----------    -----------

Minority Interest ........................................................         3,704          5,106

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ...............................................          --             --
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,797,513 at June 30, 2000 and 14,797,513 at December 31, 1999 ......           148            148
Capital in excess of par .................................................        58,185         58,185
Accumulated other comprehensive loss .....................................        (2,054)        (3,265)
Retained earnings ........................................................        88,736         83,000
Treasury stock at cost, 4,264,769 shares at June 30, 2000 and
    3,528,269 shares at December 31, 1999 ................................       (50,576)       (41,915)
                                                                             -----------    -----------
Total stockholders' equity ...............................................        94,439         96,153
                                                                             -----------    -----------
Total liabilities, minority interest and stockholders' equity ............   $ 1,744,948    $ 1,753,820
                                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                      2000         1999
                                                                                    ---------    ---------
                                                                                   (Unaudited)
                                                                                    (Dollars in Thousands)
Operating activities:
    Net income ..................................................................   $   6,504    $   8,959
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan, lease and residual value losses .......................       5,577        1,520
      Depreciation, accretion and amortization ..................................       1,863        1,606
      Increase in accrued interest receivable and other assets ..................        (628)        (547)
      Origination of loans held-for-sale ........................................     (48,077)     (21,654)
      Proceeds from sales of loans held-for-sale ................................      72,764       19,821
      Increase in accrued interest payable and other liabilities ................       2,441        9,930
      Increase in reverse mortgage capitalized interest, net ....................     (11,619)      (3,293)
      Minority interest in net income ...........................................      (2,087)        --
      Loss on sale of mortgage-backed securities available-for-sale .............       4,566         --
      Other, net ................................................................         553          139
                                                                                    ---------    ---------
    Net cash provided by operating activities ...................................      31,857       16,481
                                                                                    ---------    ---------
   Investing activities:
    Net decrease in interest-bearing deposits in other banks ....................         940        3,592
    Maturities of investment securities .........................................       4,659        1,203
    Sales of investment securities available-for-sale ...........................      10,275         --
    Purchases of investment securities held-to-maturity .........................      (5,952)        (295)
    Purchases of investment securities available-for-sale .......................     (25,109)        --
    Sales of mortgage-backed securities available-for-sale ......................     146,039         --
    Repayments of mortgage-backed securities held-to-maturity ...................      15,849       74,314
    Repayments of mortgage-backed securities available-for-sale .................      19,013       39,907
    Purchases of mortgage-backed securities held-to-maturity ....................        --        (74,786)
    Purchases of mortgage-backed securities available-for-sale ..................    (101,490)     (58,862)
    Repayments of reverse mortgages .............................................       9,660        7,420
    Disbursements for reverse mortgages .........................................      (4,065)      (4,543)
    Purchase of loans ...........................................................     (28,265)      (7,959)
    Net (increase) decrease in loans ............................................     (43,631)       2,431
    Net increase in operating leases ............................................     ( 8,582)     (30,961)
    Net increase in stock of Federal Home Loan Bank of Pittsburgh ...............        --         (3,250)
    Sales of assets acquired through foreclosure, net ...........................      14,878        8,218
    Premises and equipment, net .................................................      (2,525)      (2,405)
                                                                                    ---------    ---------
Net cash provided by (used for) investing activities ............................       1,694      (45,976)
                                                                                    ---------    ---------
Financing activities:
    Net increase in demand and savings deposits .................................     134,994       41,648
    Net increase in time deposits ...............................................      38,115       19,697
    Receipts from FHLB borrowings ...............................................     394,000       65,000
    Repayments of FHLB borrowings ...............................................    (546,000)     (75,000)
    Receipts from reverse repurchase agreements .................................      20,000       17,270
    Repayments of reverse repurchase agreements .................................     (45,000)     (35,775)
    Repayments of  Federal funds purchased ......................................      (5,000)        --
    Repayments of other borrowings ..............................................         (52)        --
    Dividends paid on common stock ..............................................        (768)        (684)
    Issuance of common stock ....................................................        --            355
    Purchase of treasury stock, net of reissuance ...............................      (8,661)      (4,383)
    Minority Interest ...........................................................         651         --
                                                                                    ---------    ---------
Net cash provided by (used for) financing activities ............................     (17,721)      28,128
                                                                                    ---------    ---------
Increase (decrease) in cash and cash equivalents ................................      15,830       (1,367)
Cash and cash equivalents at beginning of period ................................      59,166       76,748
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $  74,996    $  75,381
                                                                                    =========    =========
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the quarter .......................................   $  35,420    $  30,930
Cash paid (refunded) for income taxes, net ......................................       1,449          741
Loans and leases transferred to assets acquired through foreclosure .............      17,183        5,539
Net change in accumulated other comprehensive income ............................       1,211       (3,083)



The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

    The consolidated statement of condition as of June 30, 2000, the consolidated statement of operations for the three and six months ended June 30, 2000 and 1999 and the consolidated statement of cash flows for the six months ended June 30, 2000 and 1999 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the June 30, 2000 presentation. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the expected results for the full year ended December 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1999 Annual Report.

2.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).


                                                                               For the three months             For the six months
                                                                                  Ended June 30,                   Ended June 30,
                                                                               2000             1999            2000          1999
                                                                             ---------         -------        --------      --------
Numerator:
    Income before cumulative effect of change in accounting principle .         $2,366          $4,568          $7,760        $8,959
    Cumulative effect of change in accounting principle ...............             --              --          (1,256)           -
                                                                             ---------         -------        --------      --------
      Net income ......................................................         $2,366          $4,568          $6,504        $8,959
                                                                             =========         =======        ========      ========

Denominator:
    Denominator for basic earnings per share -
       weighted average shares ........................................         10,654          11,305          10,894        11,385
    Effect of dilutive securities:
        Employee stock options ........................................             19              59              17            80
                                                                             ---------         -------        --------      --------
    Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed exercise of stock options ...............................         10,673          11,364          10,911        11,465
                                                                             =========         =======        ========      ========

Basic earnings per share:
    Income before cumulative effect of change in accounting principle .      $    0.22         $  0.40        $   0.71      $   0.79
      Cumulative effective of change in accounting principle ..........              -               -           (0.11)            -
                                                                             ---------         -------        --------      --------
      Net income ......................................................      $    0.22         $  0.40        $   0.60      $   0.79
                                                                             =========         =======        ========      ========
Diluted earnings per share:
      Income before cumulative effect of change in accounting principle      $    0.22         $  0.40        $   0.71      $   0.78
     Cumulative effective of change in accounting principle ...........             -                -           (0.11)            -
                                                                             ---------         -------        --------      --------
      Net income ......................................................      $    0.22         $  0.40        $   0.60      $   0.78
                                                                             =========         =======        ========      ========

    The Corporation had 442,725 and 147,080 anti-dilutive common stock options outstanding at June 30, 2000 and 1999, respectively. They are not included in the calculation of diluted earnings per share for the periods presented.

3.       INVESTMENTS IN NON-WHOLLY OWNED SUBSIDIARIES

         In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc. (C1FN), a St. Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-marketing, servicing, internet development and technology management for "branchless" financial services. At June 30, 2000, WSFS is the single largest shareholder in C1FN, has majority control through a voting trust and shares in 42% of the operating results. In addition, WSFS received warrants for the purchase of an additional 20% ownership of C1FN, as well as the option and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at current offered ownership prices. This option expired on July 5, 2000 with no additional investment being made. As a result of this investment, C1FN's internet-only banking structure became part of everbank.com(TM), a division of WSFS. C1FN and WSFS manage the operations of everbank.com(TM). Everbank.com(TM) began marketing internet-only banking to a national clientele in November of 1999.

         Additionally, in November 1999, the Corporation expanded the home equity lending business of Community Credit Corporation (CCC) which initially started operations in 1994. CCC was renamed Wilmington National Finance, Inc.
(WNFI) and WSFS retained a 51% ownership with the remainder held by WNFI's new executives retained to lead the expansion of WNFI. WSFS also has warrants to obtain an additional 15% ownership in WNFI. Both C1FN and WNFI are consolidated into the financial statements of WSFS Financial Corporation. The portion of equity and operating results attributable to investors in C1FN and WNFI, other than WSFS, are reported as minority interest. During the quarter, WNFI's accumulated deficit exceeded the common equity. Therefore, as a result of WSFS' preferred stock investment, WSFS began recognizing 100% of the net loss. Once this startup company begins recognizing income, WSFS will recognize 100% of the earnings to the point of recovering recognized losses in excess of 51%.


4.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     On January 1, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Corporation has elected earlier adoption as permitted under this standard.

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

     The following depicts the change in fair market value of the interest rate cap:


                            Carrying Value           Changes in       Carrying Value
                             At January 1,           Fair Market        At June 30,
                                 2000                  Value               2000
                            ----------------       ---------------   ---------------
                                                   (In thousands)

Intrinsic value               $      2,813         $      (279)        $    2,534(1)
Time value                           2,131                (206)(2)          1,925
                              ------------         -----------         ----------

                              $      4,944         $      (485)        $    4,459
                              ============         ===========         ==========


1.   Included in other comprehensive income, net of taxes.

2. Included in interest expense on the hedged item (trust preferred borrowings).

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

5.       COMPREHENSIVE INCOME

         The following schedule depicts other comprehensive income as required by SFAS No. 130:


                                                             For the three months            For the six months
                                                                Ended June 30,                 Ended June 30,
                                                           ----------------------        --------------------------
                                                             2000           1999          2000                1999
                                                           -------        -------        -------            -------
Net income .............................................   $ 2,366        $ 4,568        $ 6,504            $ 8,959

Other Comprehensive Income:

Net unrealized holding gains (losses) on securities
    available-for-sale arising during the period .......       420         (2,574)        (1,964)            (3,084)

Net unrealized holding loss arising during the period
    on derivatives used for cash flow hedge ............       105           --             (181)              --

Reclassification for (gains) losses included in income .        (1)          --            1,528                 (1)
                                                           -------        -------        -------            -------
Total comprehensive income, before other comprehensive
    income that resulted from the cumulative effect of a
     change in accounting principle ....................     2,890          1,994          5,887              5,874

Net unrealized gain on derivatives used for cash flow
    hedging as a result of adopting SFAS No. 133 .......      --             --            1,828               --
                                                           -------        -------        -------            -------
Total comprehensive income .............................   $ 2,890        $ 1,994        $ 7,715            $ 5,874
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

         The Bank provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services funding these activities primarily with retail deposits and borrowings. The banking operations of WSFS are presently conducted from 26 retail banking offices located in Northern Delaware and Southeastern Pennsylvania. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

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


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets declined $8.9 million during the first six months of 2000 to $1.7 billion at June 30, 2000. The decrease in assets reflects a decline of $85.9 million in mortgage-backed securities between June 30, 2000 and December 31, 1999. This was offset in part by increases of $45.6 million in net loans (including held for sale), and $32.1 million in investment securities, cash and cash equivalents. The decline in mortgage-backed securities resulted primarily from a deleveraging strategy in which the Corporation divested of certain investments securities and residential mortgages with below market interest rates, thereby repositioning the balance sheet to allow room for higher yielding loans and share buybacks. As a result, the Corporation sold approximately $126.5 million in investments and mortgage-backed securities. The Corporation also sold an additional $24.1 million in mortgage-backed securities and experienced principal repayments totaling $34.9 million. These decreases were partially offset by purchases of $101.5 million. Net loans reflected originations of $214.5 million offset in part by $45.9 million in sales ($25.0 million related to deleveraging strategy) with the remainder representing principal repayments. The increase in investments reflect purchases of $31.1 million in investment securities, and increases in cash and cash equivalents of $33.0 million, offset in part by the sales and maturities of $14.8 million in investment securities.

    Total liabilities decreased $5.8 million during the six-months ended June 30, 2000 to $1.6 billion. Total borrowings declined $174.0 million during the period as proceeds from the investment and loan sales were used to repay $152.0 million in FHLB advances and $22.0 million in other borrowed funds. These declines were offset in part by a $165.8 million growth in deposits. Deposit growth reflects an increase of $108.2 million deposits at everbank.com including the purchase of $37.0 million in nondollar denominated deposits. In addition, brokered deposits at WSFS increased $27.2 million during the increase first six-month period.

    Capital Resources

    Stockholders' equity decreased $1.7 million between December 31, 1999 and June 30, 2000. This decrease reflects the purchase of 741,500 treasury shares, at $8.7 million ($11.76 per share average). At June 30, 2000, the Corporation held in its treasury 4,264,769 shares of its common stock at a cost of $50.6 million. This decline in equity was partially offset by net income of $6.5 million for the first six months of 2000.

    A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of June 30, 2000 (dollars in thousands):


                                                                                                    To be Well-Capitalized
                                               Consolidated                  For Capital            Under Prompt Corrective
                                               Bank Capital               Adequacy Purposes            Action Provisions
                                            -----------------------      -------------------        ------------------------
                                                Percentage of                 Percentage of             Percentage of
                                            Amount          Assets       Amount       Assets         Amount      Assets
                                            ------         --------      ------       ------         ------      ------
Total Capital
  (to Risk-Weighted Assets) ........       $149,190          12.86%     $92,787         8.00%      $115,984      10.00%
Core Capital (to Adjusted
  Tangible Assets)..................        141,135           8.08       69,839         4.00         87,299       5.00
Tangible Capital (to Tangible
  Assets) ..........................        141,039           8.08       26,188         1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................        141,135          12.17       46,393         4.00         69,590       6.00


    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 2000 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At June 30, 2000, the Bank's liquidity ratio was 7.6% compared to 6.4% at December 31, 1999. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.



                                                                         June 30,          December 31,
                                                                           2000               1999
                                                                        ---------          ------------
                                                                           (Dollars in Thousands)
Nonaccruing loans:
     Commercial ..............................................          $   2,828           $  2,630
     Consumer ................................................                208                310
     Commercial mortgage .....................................              2,475              1,808
     Residential mortgage ....................................              2,781              2,617
     Construction ............................................                  -                 -
                                                                        ---------           --------
Total nonaccruing loans ......................................              8,292              7,365
Nonperforming investments in real estate .....................               -                     -
Assets acquired through foreclosure ..........................              1,338              1,061
                                                                        ---------           --------
Total nonperforming assets ...................................          $   9,630           $  8,426
                                                                        =========           ========
Restructured loans ...........................................          $       -           $      -
                                                                        =========           ========
Past due loans and leases:
     Residential mortgages ...................................          $     635           $    333
     Commercial and commercial mortgages .....................                242                504
     Consumer ................................................                204                249
                                                                        ---------           --------
Total past due loans .........................................          $   1,081           $  1,086
                                                                        =========           ========
Ratios:
     Nonperforming loans/leases to total
        loans/leases (1) .....................................               0.72%              0.67%
     Allowance for loan/lease losses to total gross
        loans/leases (1)......................................               2.13               2.22
     Nonperforming assets to total assets ....................                .55                .48
     Loan loss/lease loss allowance to nonaccruing
        loans/leases (2)......................................             287.36             322.56
     Loan/lease and foreclosed asset allowance to total
       nonperforming assets (2) ..............................             250.17             284.96




(1)      Total loans exclude loans held for sale.
(2)      The applicable allowance represents general valuation allowances only.

     Nonperforming assets increased $1.2 million between December 31, 1999 and June 30, 2000. During the second quarter a $2.6 million commercial loan relationship was placed on nonaccrual status. The net increase in nonaccruing loans was $927,000 between December 31, 1999 and June 30, 2000. An analysis of the change in the balance of nonperforming assets is presented on the following page.


Analysis of change in balance:
                                                               Six Months Ended          Year Ended
                                                                 June 30, 2000       December 31, 1999
                                                               ----------------      -----------------
                                                                         (In Thousands)

Beginning balance.........................................        $   8,426           $   11,083
     Additions ...........................................           19,233               20,562
     Collections/sales ...................................          (16,958)             (18,930)
     Transfers to accrual/restructured status.............             (501)              (2,937)
     Transfers to investment in real estate...............               -
     Provisions, charge-offs, other adjustments...........             (570)              (1,352)
                                                                 -----------          -----------

Ending balance............................................       $    9,630           $    8,426
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management. Interest rate-sensitive assets of the Corporation include cash flows that relate to the principal of the operating lease portfolio, which are interest-rate sensitive. At June 30, 2000, interest-earning assets exceeded interest-bearing liabilities that mature within one year (interest-sensitive gap) by $6.5 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 100.8% at June 30, 2000 compared to 97.7% at December 31, 1999. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased to a .37% from a negative 1.03% at December 31, 1999. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk.

COMPARISON FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Results of Operations

      The Corporation recorded net income of $2.4 million or $.22 per share for the second quarter of 2000. This compares to $4.6 million or $.40 per share for the same quarter last year. Results for the second quarter reflect several unusual items including a $3.4 million pretax charge for residual losses on the Corporation's automobile leasing portfolio, a consequence of the continued weakness in the used car market. In addition, startup losses on the Corporation's two new subsidiaries, WNFI and C1FN amounted to $923,000 after tax. These items were partially offset by a $2.3 million favorable adjustment to the value of the Corporation's reverse mortgage portfolio resulting from improved cash flow from the portfolio, driven primarily by continued favorable real estate markets, especially in California. In addition, results were favorably affected by a partial recovery on a fully reserved note receivable and the demutualization of two insurance company holdings which aggregated $1.0 million.

      Net income for the six months ended June 30, 2000 was $6.5 million or $.60 per diluted share. This compares to $9.0 million or $.78 per share for the same quarter last year. Results for the first six months of 2000 reflect several large items including a $4.7 million pretax loss on the sale of approximately $127 million in securities and loans as part of the Company's de-leverage/share buyback program. Results also included a $3.1 million pretax loss on the Corporations start-up initiatives, WNFI and C1FN. In addition to the above mentioned charge to the leasing portfolio, the Corporation also recognized an additional $400,000 provision for losses on off-lease automobile inventory in the first quarter of 2000. These unfavorable items were partially offset by an $8.1 million increase to interest income resulting from an adjustment to the value of the Company's reverse mortgage portfolio.

     Net Interest Income

     The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                         Three Months Ended June 30,
                                            ---------------------------------------------------------------------------------
                                                            2000                                         1999
                                            ---------------------------------------------------------------------------------
                                            Average                      Yield/         Average                     Yield/
                                            Balance        Interest      Rate(1)        Balance       Interest     Rate (1)
                                            ---------     -----------    -------       ----------   ------------   --------
                                                                       (Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............    $   621,760    $  12,715       8.18%        $   515,497   $   10,398      8.07%
     Commercial loans ................        120,186        2,426       8.92              94,900        1,742      8.45
     Consumer loans...................        185,175        4,385       9.52             166,155        3,949      9.53
                                              -------    ---------                     ----------   ----------
       Total loans....................        927,121       19,526       8.55             776,552       16,089      8.43
Mortgage-backed securities (5)........        326,044        5,475       6.72             498,032        7,791      6.26
Loans held-for-sale (3)...............          7,537          160       8.49               2,626           49      7.46
Investment securities (5).............         47,027          843       7.17              36,630          573      6.26
Other interest-earning assets ........         74,278        4,662      24.83              87,580        2,663     12.03
                                         ------------    ---------                      ---------  -----------
     Total interest-earning assets....      1,382,007       30,666       8.96           1,401,420       27,165      7.83
                                                          --------                                 -----------
Allowance for loan losses.............        (23,432)                                    (23,551)
Cash and due from banks...............         52,776                                      42,049
Vehicles under operating lease, net...        214,136                                     217,442
Other noninterest-earning assets......         37,995                                      35,934
                                         ------------                                 -----------
     Total assets.....................   $  1,663,482                                  $1,673,294
                                         ============                                 ===========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................   $    133,117        1,235       3.73         $    71,711          377      2.11
     Savings..........................        268,768        2,534       3.79             236,334        1,756      2.98
     Retail time deposits ............        271,148        3,229       4.79             303,342        3,499      4.63
     Jumbo certificates of deposits ..         39,252          568       5.82              74,715          965      5.18
     Brokered certificates of deposit.        149,428        2,419       6.51             124,450        1,809      5.83
                                         -----------      --------                     ----------   ----------
       Total interest-bearing deposits        861,713        9,985       4.66             810,552        8,406      4.16
FHLB of Pittsburgh advances...........        376,654        5,359       5.72             453,571        5,961      5.27
Trust preferred borrowings............         50,000        1,235       9.77              50,000        1,003      8.02
Other borrowed funds..................        140,887        2,185       6.20             144,007        2,024      5.62
                                         ------------    ---------                    -----------   ----------
     Total interest-bearing liabilities     1,429,254       18,764       5.25           1,458,130       17,394      4.77
                                                         ---------                                  ----------
Noninterest-bearing demand deposits...        120,446                                     106,600
Other noninterest-bearing liabilities.         14,235                                      20,888
Minority interest ....................          3,969                                           -
Stockholders' equity..................         95,578                                      87,676
                                         ------------                                ------------
     Total liabilities and stockholders'
        equity........................   $  1,663,482                                 $ 1,673,294
                                         ============                                 ===========
Deficit of interest-earning assets over
     interest-bearing liabilities.....   $    (47,247)                                $   (56,710)
                                         ============                                 ===========
Net interest and dividend income......                   $  11,902                                   $   9,771
                                                         =========                                   =========

Interest rate spread..................                                   3.71%                                      3.06%
                                                                         ====                                       ====
Net interest margin...................                                   3.53%                                      2.87%
                                                                         ====                                       ====

Net interest and dividend income to
     total average assets.............                                   2.93%                                      2.40%
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

                                                                          Six Months Ended June 30,
                                            ---------------------------------------------------------------------------------
                                                            2000                                         1999
                                            ---------------------------------------------------------------------------------
                                            Average                      Yield/         Average                   Yield/
                                            Balance        Interest       Rate(1)        Balance     Interest    Rate (1)
                                            ---------     -----------    -----          ----------  ----------    ------
                                                                       (Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............   $    612,448    $  24,909       8.13%        $   519,291   $   21,109      8.13%
     Commercial loans ................        117,518        4,678       8.83              94,140        3,406      8.39
     Consumer loans...................        182,203        8,668       9.57             165,777        7,863      9.56
                                              -------    ---------                    -----------   ----------
       Total loans....................        912,169       38,255       8.51             779,208       32,378      8.46
Mortgage-backed securities (5)........        366,040       12,095       6.61             502,329       15,803      6.29
Loans held-for-sale (3)...............         15,086          566       7.50               2,395           87      7.27
Investment securities (5).............         44,109        1,548       7.02              36,856        1,151      6.25
Other interest-earning assets ........         73,545       13,139      35.34              84,100        4,935     11.67
                                         ------------    ---------                    -----------   ----------
     Total interest-earning assets....      1,410,949       65,603       9.38           1,404,888       54,354      7.82
                                                         ---------                                  ----------
Allowance for loan losses.............        (23,391)                                    (23,599)
Cash and due from banks...............         53,567                                      46,642
Vehicles under operating lease, net...        215,554                                     212,010
Other noninterest-earning assets......         39,904                                      36,284
                                         ------------                                 -----------
     Total assets.....................     $1,696,583                                 $ 1,676,225
                                         ============                                 ===========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................   $    109,470        1,781       3.27         $    69,182          742      2.16
     Savings..........................        263,832        4,820       3.67             227,951        3,367      2.98
     Retail time deposits ............        271,889        6,358       4.70             315,019        7,415      4.75
     Jumbo certificates of deposits ..         33,932          960       5.69              76,271        1,980      5.24
     Brokered certificates of deposit.        144,127        4,501       6.28              98,071        2,940      6.05
                                         ------------    ---------                    -----------   ----------
       Total interest-bearing deposits        823,250       18,420       4.50             786,494       16,444      4.22
FHLB of Pittsburgh advances...........        441,876       12,646       5.76             475,912       12,460      5.28
Trust preferred borrowings............         50,000        2,378       9.41              50,000        1,990      7.96
Other borrowed funds..................        146,266        4,503       6.16             151,957        4,230      5.57
                                          -----------    ---------                    -----------   ----------
     Total interest-bearing liabilities     1,461,392       37,947       5.19           1,464,363       35,124      4.80
                                                         ---------                                  ----------
Noninterest-bearing demand deposits...        116,829                                     104,030
Other noninterest-bearing liabilities.         17,278                                      20,171
Minority interest ....................          4,405                                           -
Stockholders' equity..................         96,679                                      87,661
                                         ------------                                 -----------
     Total liabilities and stockholders'
        equity........................     $1,696,583                                 $ 1,676,225
                                         ============                                 ===========
Deficit of interest-earning assets over
     interest-bearing liabilities.....   $    (50,443)                                $   (59,475)
                                         ============                                 ===========

Net interest and dividend income......                   $  27,656                                  $   19,230
                                                         =========                                  ==========

Interest rate spread..................                                   4.19%                                      3.02%
                                                                         ====                                       ====
Net interest margin...................                                   4.00%                                      2.82%
                                                                         ====                                       ====

Net interest and dividend income to
     total average assets.............                                   3.33%                                      2,36%
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

     Net interest income increased $2.1 million between the three months ended June 30, 2000 and 1999. The increase was due primarily to a $2.3 million interest income adjustment in the reverse mortgage portfolio. The adjustment to the value of the portfolio was a result of improved cash flows driven by strong residential real-estate markets and accelerated maturity events. The net interest margin for the three months ended June 30, 2000 was 3.53%. If the $2.3 million adjustment were excluded from net interest income, the margin would be 2.86%, which is a decrease of 1 basis point from 2.87% for the three months ended June 30, 1999. Total interest income, excluding the adjustment, increased $1.2 million between comparable quarters. This change is attributed to the increase in average loans of $150.6 million and a series of Federal Reserve interest rate increases. This was partially offset by the decline in average mortgage-backed securities of $172.0 million predominently from the sale of securities related to the de-leverage program. Total interest expense increased $1.45 million between the three months ended March 31, 2000 and 1999. The increase was a result of the higher cost of borrowings and an increase in average interest-bearing deposits of $51.2 million from June 30 1999. The higher borrowing costs were offset partially by a decrease in FHLB advances of $77.0 million between comparable quarters.

     Net interest income increased $8.4 million between the six months ended June 30, 2000 and 1999. The increase was due primarily to a $8.1 million interest income adjustment in the reverse mortgage portfolio. The adjustment to the value of the portfolio was a result of improved cash flows driven by strong residential real-estate markets and accelerated maturity events. The net interest margin for the six months ended June 30, 2000 was 4.00%. If the $8.1 million adjustment were excluded from net interest income, the margin would be 2.85%, which is an increase of 3 basis points from 2.82% for the six months ended June 30, 1999. Total interest income, excluding the adjustment, increased $3.1 million between comparable periods. This change is attributed to the increase in average loans of $133.0 million and a series of Federal Reserve interest rate increases. This was partially offset by the decline in average mortgage-backed securities of $136.3 million, predominantly from the sale of securities related to the de-leverage program. Total interest expense increased $2.8 million between the six months ended June 30, 2000 and 1999. The increase was a result of the higher cost of borrowings and an increase in average interest-bearing deposits of $36.8 million from June 30, 1999. The higher borrowing costs was offset partially by a decrease in FHLB advances of $34.0 million between comparable periods.

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

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                            Six Months Ended         Six Months Ended
                                                              June 30, 2000            June 30, 1999
                                                            ------------------       -----------------

                                                                         (Dollars in Thousands)

Beginning balance .....................................          $23,024                  $23,689
Provision for loan losses .............................              445                      512
Transfer ..............................................              175                     --
Charge-offs:
     Residential real estate ..........................               32                       97
     Commercial real estate (1) .......................               28                      196
     Commercial .......................................               53                        8
     Consumer (2) .....................................              737                      500
                                                                 -------                  -------
        Total charge-offs .............................              850                      801
                                                                 -------                  -------
Recoveries:
     Residential real estate ..........................                1                     --
Commercial real estate (1) ............................              187                       48
     Commercial .......................................               41                        9
     Consumer (2) .....................................              285                       94
                                                                 -------                  -------
        Total recoveries ..............................              514                      151
                                                                 -------                  -------
Net charge-offs .......................................              336                      650
                                                                 -------                  -------
Ending balance ........................................          $23,308                  $23,551
                                                                 =======                  =======

Net charge-offs to average gross loans outstanding, net
   of unearned income (3) .............................             0.07%                    0.17%
                                                                 =======                  =======

(1)      Includes commercial mortgages and construction loans.
(2)      Includes finance-type leases.
(3)      Ratio for the six months ended June 30, 2000 is annualized.


     The following table represents a summary of the changes in the allowance for lease credit losses during the periods indicated:


                                                            Six Months Ended         Six Months Ended
                                                              June 30, 2000            June 30, 1999
                                                            ------------------       -----------------

                                                                         (Dollars in Thousands)


Beginning balance .....................................         $1,467                     $  992
Provision for losses on vehicles under operating leases             44                        432

Charge-offs ...........................................            393                        321
Recoveries ............................................            106                        131
                                                                ------                     ------
Net charge-offs .......................................            287                        190
                                                                ------                     ------
Ending balance ........................................         $1,224                     $1,234
                                                                ======                     ======


     Other Income

      Other income for the three months ended June 30, 2000 was $6.4 million or $830,000 lower than the second quarter of 1999. The most significant factor contributing to this variance was a $3.4 million charge for residual losses on the Corporations automobile leasing portfolio. This was partially offset by one-time gains of $818,000 on a fully reserved note receivable and $139,000 on the demutualization of two mutual insurance company holdings. In addition, the Corporation's two new startup initiatives, WNFI and C1FN added approximately $977,000 of noninterest income during the quarter. Also, deposit service charges increased $437,000 while credit/debit and ATM income grew $348,000. These increases reflect increases in deposit accounts and the deposit service charge fee schedule along with increased card usage and the growth in the ATM network.

     Other income for the six months ended June 30, 2000 was $11.1 million or $2.7 million lower than the same period last year. The major factors contributing to this decrease was a $3.8 million additional charge for residual losses and the loss of $2.5 million on the sale of investments and mortgage-backed securities in the first quarter. This sale was part of the deleverage plan discussed previously. This decrease was partially offset by the above mentioned one-time gains totaling $1.0 million along with increases of $843,000 in credit/debit card and ATM income and $697,000 in deposit service charges. In addition WNFI and C1FN added $1.2 million of noninterest income to the first six months of 2000.

     Other Expenses

     Other expenses for the quarter were $15.7 million or $5.2 million above the second quarter of last year. Other expenses for the first six months of 2000 grew $9.2 million to $29.6 million. This increase, associated with salary related expenses, marketing, premises and equipment expenses and data processing expenses, relate to the opening of four new retail offices, ATM expansion and startup expenses, including legal and consulting fees for two new subsidiaries, WNFI and C1FN. These two subsidiaries added approximately $3.8 million and $6.9 million in additional expenses to the consolidated results for the three and six month periods, respectively.

     Income Taxes

    The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the three and six months ended June 30, 2000 of $808,000 and $ 2.2 million, respectively, compared to an income tax provision of $1.6 million and $3.1 million, for the comparable periods of 1999. The effective tax rates for the three and six months ended June 30, 2000 were 25% and 25%, respectively, compared to 26% and 26%, for the comparable periods in 1999. These effective rates reflect the recognition in the financial statements of certain tax benefits, including the benefits related to the reverse mortgage portfolio, and the fifty-percent interest income exclusion on an ESOP loan.

    The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.


     Cumulative Effect of a Change in Accounting Principle

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

     In addition, the difference at January 1, 2000 between the fair value and carrying value of $2.2 million, net of tax, relating to an interest rate cap is included in comprehensive income as a cumulative change in accounting principle.


     SEGMENT INFORMATION

     Under the definition of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Corporation has four operating segments at June 30, 2000: Wilmington Savings Fund Society, FSB (Bank), WSFS Credit Corporation (WCC), CustomerOne Financial network, Inc. (C1FN) and Wilmington National Finance, Inc. (WNFI). C1FN and WNFI are not wholly-owned, but are majority-controlled subsidiaries started in 1999. Only the Bank and WCC were operating segments at June 30, 1999.

     The Bank segment provides financial products through its branch network to consumer and commercial customers. The WSFS Credit Corporation segment provides auto loans and leases indirectly through unrelated auto dealerships within the Mid-Atlantic region. C1FN is a start-up company in which the Bank has voting control and shares in 42% of the operating results at June 30, 2000. C1FN provides direct-to-customer marketing, servicing, Internet development and technology management for "branchless" financial services. WSFS and C1FN are engaged in a joint effort through a division of the Bank, everbank.com, to provide internet banking on a national level. WNFI, a 51% owned subsidiary, which began operations in December 1999, is engaged in home equity lending. Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the three and six months ended June 30, 2000 and 1999 is as follows:



                                                                      For the Three Months Ended June 30,
                                         ----------------------------------------------------------------------------------------

                                                                 2000                                          1999
                                         -------------------------------------------------     ----------------------------------
                                         Bank        WCC        C1FN       WNFI      Total        Bank         WCC         Total
                                         ----        ---        ----       ----      -----        ----         ---         -----
                                                                           (Dollars in thousands)
External customer revenues:
    Interest income................  $  28,756    $   447     $ 1,315   $    148   $  30,666   $   26,670    $    495     $ 27,165
    Other income ..................      5,050        353(1)      163        814       6,380        3,155       4,055(1)     7,210
                                     ---------    -------     -------   --------   ---------   ----------    --------     --------
Total external customer revenues ..     33,806        800       1,478        962      37,046       29,825       4,550       34,375
                                     ---------    -------     -------   --------   ---------   ----------    --------     --------
Intersegment revenues:
    Interest income................      3,417          -           -         24       3,441           34           -           34
    Other income ..................         82          3           -          -          85           23           1           24
                                     ---------    -------     -------   --------   ---------   ----------    --------     --------
Total intersegment revenues .......      3,499          3           -         24       3,526           57           1           58
                                     ---------    -------     -------   --------   ---------   ----------    --------     --------
Total revenue......................     37,305        803       1,478        986      40,572       29,882       4,551       34,433

External customer expenses:
    Interest expense...............     17,672          -       1,000         92      18,764       17,394           -       17,394
    Other expenses ................     11,089         457      1,788      1,743      15,077        9,807         376       10,183
    Other depreciation and
         amortization .............        723         19         105         40         887          606         19           625
                                     ---------    -------     -------   --------   ---------   ----------    --------     --------
Total external customer expenses ..     29,484        476       2,893      1,875      34,728       27,807         395       28,202
                                     ---------    -------     -------   --------   ---------   ----------    --------     --------

Intersegment expenses:
    Interest expense...............         24      3,417(2)        -          -       3,441            -          34           34
    Other expenses ................          3         22          60          -          85            1          23           24
                                     ---------    -------     -------   --------   ---------   ----------    --------     --------
Total intersegment expenses .......         27      3,439          60          -       3,526            1          57           58
                                     ---------    -------     -------   --------   ---------   ----------    --------     --------

Total expenses ....................     29,511      3,915       2,953      1,875      38,254       27,808         452       28,260

Income before taxes and
    extraordinary items............      7,794     (3,112)     (1,475)      (889)      2,318        2,074       4,099        6,173
                                     =========    =======     =======   ========   =========   ==========    ========     ========
Provision for income taxes ........                                                      808                                 1,605
Less: minority interest ...........                                                     (856)                                    -
Cumulative effect of change in
   Accounting principle ...........                                                        -                                     -
                                                                                   ---------                              --------
Consolidated net income                                                            $   2,366                              $  4,568
                                                                                   =========                              ========



                                                                      For the Six Months Ended June 30,
                                         ----------------------------------------------------------------------------------------

                                                                 2000                                          1999
                                         -------------------------------------------------     ----------------------------------
                                         Bank        WCC        C1FN       WNFI      Total        Bank         WCC         Total
                                         ----        ---        ----       ----      -----        ----         ---         -----
                                                                           (Dollars in thousands)
External customer revenues:
    Interest income................ $   62,882   $    892    $  1,681   $    148   $  65,603   $   53,330  $    1,024    $  54,354
    Other income ..................      5,935      3,965(1)      175      1,003      11,078        6,053       7,728(1)    13,781
                                    ----------   ---------   --------   --------  ----------   ----------  ----------   ----------
Total external customer revenues ..     68,817      4,857       1,856      1,151      76,681       59,383       8,752       68,135
                                    ----------   ---------   --------   --------  ----------   ----------  ----------   ----------
Intersegment revenues:
    Interest income................      6,773          -           -         44       6,817        3,008           -        3,008
    Other income ..................        165          6           -          -         171           45           3           48
                                    ----------   ---------   --------   --------  ----------   ----------  ----------   ----------
Total intersegment revenues .......      6,938          6           -         44      6,988         3,053           3        3,056
                                    ----------   ---------   --------   --------  ----------   ----------  ----------   ----------
Total revenue......................     75,755      4,863       1,856      1,195      83,669       62,436       8,755       71,191
External customer expenses:
    Interest expense...............     36,632          -       1,214        101      37,947       35,124           -       35,124
    Other expenses ................     21,094        911       3,431      2,911      28,347       18,864         854       19,718
    Other depreciation and
         amortization .............      1,410         38         205         65       1,718        1,146         40         1,186
                                    ----------   ---------   --------   --------  ----------   ----------  ----------   ----------
Total external customer expenses ..     59,136        949       4,850      3,077      68,012       55,134         894       56,028
                                    ----------   ---------   --------   --------  ----------   ----------  ----------   ----------
Intersegment expenses:
    Interest expense...............         44      6,773(2)        -          -       6,817            -       3,008        3,008
    Other expenses ................          6         45         120          -         171            3          45           48
                                    ----------   ---------   --------   --------  ----------   ----------  ----------   ----------
Total intersegment expenses .......         50      6,818         120          -       6,988            3       3,053        3,056
                                    ----------   ---------   --------   --------  ----------   ----------  ----------   ----------
Total expenses ....................     59,186      7,767       4,970      3,077      75,000       55,137       3,947       59,084

Income before taxes and
    extraordinary items............     16,569     (2,904)     (3,114)    (1,882)      8,669        7,299       4,808       12,107
                                    ==========   =========   ========   ========  ==========   ==========  ==========   ==========
Provision for income taxes ........                                                    2,996                                 3,148
Less: minority interest ...........                                                   (2,087)                                    -
Cumulative effect of change in
   Accounting principle ...........                                                   (1,256)                                    -
                                                                                  ----------                            ----------
Consolidated net income ...........                                               $    6,504                            $    8,959
                                                                                  ==========                            ==========
Segment assets..................... $1,608,339   $ 251,239   $124,758   $ 12,511  $1,996,847   $1,662,650  $  246,640   $1,909,290
Elimination intersegment
   receivables.....................                                                 (251,899)                             (229,275)
                                                                                  ----------                            ----------
Consolidated assets................                                               $1,744,948                            $1,680,015
                                                                                  ==========                            ==========

(1)  Operating lease income net of depreciation and loss provision.
(2) Inter-segment interest based on the Corporations weighted average wholesale borrowing costs which was 6.19 and 5.57 for the three months ended June 30, 2000 and 1999, respectively and 6.12% and 5.56% for the six months ended June 30, 2000 and 1999, respectively.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of assets minus liabilities, and plus or minus off-balance sheet contracts divided by the net present value of assets. The chart below is the estimated impact of immediate changes in interest rates on net interest margin and the net portfolio value ratio at the specified levels at June 30, 2000 and 1999, calculated in compliance with Thrift Bulletin No. 13A:



                                                   June 30,
           -----------------------------------------------------------------------------------------------
                                             2000                                 1999 (1)
           Change in                     % Change in                             % Change in
           Interest Rate       Net Interest      Net Portfolio          Net Interest       Net Portfolio
           (Basis Points)        Margin (2)      Value Ratio(3)          Margin (2)       Value Ratio (3)
           -------------       -------------   ---------------          -----------      ----------------

                 +300              5%              5.05%                    1%                 5.25%
                 +200              2%              5.56%                    1%                 6.08%
                 +100              1%              6.09%                    1%                 6.95%
                    0              0%              6.62%                    0%                 7.86%
                 -100             -2%              7.22%                   -1%                 9.00%
                 -200             -3%              7.99%                   -2%                10.28%
                 -300             -5%              9.01%                   -4%                11.61%

(1) June 30, 1999 has been restated to reflect the change in valuation of core deposit intangibles.

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

Part II.   OTHER INFORMATION


Item 1.    Legal Procedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Default Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)(b)  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WSFS FINANCIAL CORPORATION





Date:  August 10, 2000                         \s\      MARVIN N. SCHOENHALS
                                               ---------------------------------
                                                     Marvin N. Schoenhals
                                                       Chairman, President
                                                   and Chief Executive Officer






Date:  August 10, 2000                         \s\      MARK A. TURNER
                                               ---------------------------------
                                                           Mark A. Turner
                                                   Executive Vice President and
                                                      Chief Financial Officer