Form 10-Q
period 2000-09-30
WSFS FINANCIAL CORP
filed 2000-11-14
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2000
                               ------------------------------------------------


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ------------------         ---------------------


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    22-2866913
-------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


 838 Market Street, Wilmington, Delaware                     19899
-----------------------------------------    ----------------------------------
 (Address of principal executive offices)                  (Zip Code)


                                  (302)792-6000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2000:

Common Stock, par value $.01 per share                        10,382,744
--------------------------------------                 -----------------------
           (Title of Class)                              (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                                      Page
Item 1.  Financial Statements

           Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 2000 and 1999 (Unaudited).....................................           3

           Consolidated Statement of Condition as of September 30, 2000
           (Unaudited) and December 31, 1999.................................................           4

           Consolidated Statement of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999 (Unaudited)...........................................           5

           Notes to the Consolidated Financial Statements for the Three and Nine
           Months Ended September 30, 2000 and 1999 (Unaudited)..............................           6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................           9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................           21


                            PART II.  Other Information

Item 1.  Legal Procedings....................................................................          22

Item 2.  Changes in Securities...............................................................          22

Item 3.  Default Upon Senior Securities......................................................          22

Item 4.  Submission of Matters to a Vote of Security Holders.................................          22

Item 5.  Other Information...................................................................          22

Item 6.  Exhibits and Reports on Form 8-K....................................................          22

Signatures ..................................................................................          23


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               Three months ended September 30,  Nine months ended September 30,
                                                               --------------------------------  ------------------------------
                                                                       2000          1999               2000          1999
                                                                       ----          ----               ----          ----
                                                                                         (Unaudited)
                                                                          (Dollars in Thousands, except per share data)
Interest income:
Interest and fees on loans ......................................    $ 20,802     $ 16,721            $ 59,623     $ 49,186
Interest on mortgage-backed securities ..........................       6,610        7,386              18,705       23,189
Interest and dividends on investment securities .................         883          601               2,431        1,752
Other interest income ...........................................       4,525        2,515              17,664        7,450
                                                                     --------     --------            --------     --------
                                                                       32,820       27,223              98,423       81,577
                                                                     --------     --------            --------     --------
Interest expense:
Interest on deposits ............................................      12,087        8,278              30,507       24,722
Interest on Federal Home Loan Bank advances .....................       5,321        5,980              17,967       18,440
Interest on federal funds purchased and securities
 sold  under agreement to repurchase ............................       2,003        2,122               6,107        6,167
Interest on trust preferred borrowings ..........................       1,142        1,075               3,520        3,065
Interest on other borrowed funds ................................         235          132                 634          317
                                                                     --------     --------            --------     --------
                                                                       20,788       17,587              58,735       52,711
                                                                     --------     --------            --------     --------
Net interest income .............................................      12,032        9,636              39,688       28,866
Provision for loan losses .......................................         227          259                 672          771
                                                                     --------     --------            --------     --------
Net interest income after provision for loan losses .............      11,805        9,377              39,016       28,095
                                                                     --------     --------            --------     --------
Other income:
Loan and lease servicing fees ...................................         761          833               2,236        2,569
Rental income on operating leases, net ..........................       3,353        3,795               6,845       10,770
Deposit service charges .........................................       1,867        1,401               5,046        3,883
Credit/debit card and ATM income ................................       1,469        1,072               3,963        2,723
Securities losses ...............................................          --           (9)             (2,464)          (8)
Gain from note receivable .......................................          --           --                 818           --
Gain (loss) from sale of loans ..................................       1,420           (6)              1,972           16
Other income ....................................................         679          392               2,211        1,306
                                                                     --------     --------            --------     --------
                                                                        9,549        7,478              20,627       21,259
                                                                     --------     --------            --------     --------
Other expenses:
Salaries, benefits and other compensation .......................       8,882        5,056              22,669       14,475
Equipment expense ...............................................       1,139          782               3,218        2,276
Data processing and operations expenses .........................         956        1,470               4,286        4,225
Occupancy expense ...............................................       1,133          857               3,121        2,486
Marketing expense ...............................................         624          447               2,204        1,155
Professional fees ...............................................         744          610               2,289        1,342
Net costs of assets acquired through foreclosure ................         144           40                 405          184
Other operating expense .........................................       3,096        1,730               8,146        5,241
                                                                     --------     --------            --------     --------
                                                                       16,718       10,992              46,338       31,384
                                                                     --------     --------            --------     --------
Income before taxes, cumulative effect of change in
     accounting principle and minority interest .................       4,636        5,863              13,305       17,970
Less minority interest ..........................................        (780)        (173)             (2,867)        (173)
                                                                     --------     --------            --------     --------
Income before taxes and cumulative effect of change
     in accounting principle ....................................       5,416        6,036              16,172       18,143
Income tax provision ............................................       1,347        1,524               4,343        4,672
                                                                     --------     --------            --------     --------
Income before cumulative effect of change in accounting
      principle .................................................       4,069        4,512              11,829       13,471
Cumulative effect of change in accounting principle
      net of $837,000 in income tax .............................          --           --              (1,256)          --
                                                                     --------     --------            --------     --------
Net income ......................................................    $  4,069     $  4,512            $ 10,573     $ 13,471
                                                                     ========     ========            ========     ========

Basic earnings per share:
Income before cumulative effect of change in accounting principle    $   0.39     $   0.40            $   1.10     $   1.19
Cumulative effect of change in accounting principle .............          --           --               (0.12)          --
                                                                     --------     --------            --------     --------
Net income ......................................................    $   0.39     $   0.40            $   0.98     $   1.19
                                                                     ========     ========            ========     ========
Diluted earnings per share:
Income before cumulative effect of change in accounting principle    $   0.39     $   0.40            $   1.10     $   1.18
Cumulative effect of change in accounting principle .............          --           --               (0.12)          --
                                                                     --------     --------            --------     --------
Net Income ......................................................    $   0.39     $   0.40            $   0.98     $   1.18
                                                                     ========     ========            ========     ========

The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                            September 30,        December 31,
                                                                                                2000                 1999
                                                                                            -----------          -----------
                                                                                            (Unaudited)
                                                                                                 (Dollars in Thousands)
Assets

Cash and due from banks ...........................................................         $    62,006          $    59,166
Federal funds sold and securities purchased under agreements to resell ............               5,100                   --
Interest-bearing deposits in other banks ..........................................               8,254                8,026
Investment securities held-to-maturity ............................................              14,925                8,612
Investment securities available-for-sale ..........................................              42,024               28,861
Mortgage-backed securities held-to-maturity .......................................             112,365              258,825
Mortgage-backed securities available-for-sale .....................................             273,286              188,924
Investment in reverse mortgages, net ..............................................              33,966               28,103
Loans held-for-sale ...............................................................              19,910               24,558
Loans, net of allowance for loan losses of $22,798 at September 30, 2000
  and $23,024 at December 31, 1999 ................................................             938,071              856,627
Vehicles under operating leases, net ..............................................             192,621              220,209
Stock in Federal Home Loan Bank of Pittsburgh, at cost ............................              28,500               28,500
Assets acquired through foreclosure ...............................................               1,159                1,061
Premises and equipment ............................................................              16,234               14,621
Accrued interest and other assets .................................................              35,540               27,727
                                                                                            -----------          -----------

Total assets ......................................................................         $ 1,783,961          $ 1,753,820
                                                                                            ===========          ===========

Liabilities, Minority Interest and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ....................................................         $   132,180          $   119,754
    Money market and interest-bearing demand ......................................             209,151               79,321
    Savings .......................................................................             281,013              258,854
    Time ..........................................................................             279,207              278,051
                                                                                            -----------          -----------
      Total retail deposits .......................................................             901,551              735,980
    Jumbo certificates of deposit .................................................              28,062               24,645
    Brokered certificates of deposit ..............................................             187,025              149,465
                                                                                            -----------          -----------
      Total deposits ..............................................................           1,116,638              910,090

Federal funds purchased and securities sold under agreements to repurchase ........             115,888              143,941
Federal Home Loan Bank advances ...................................................             349,500              515,000
Trust preferred borrowings ........................................................              50,000               50,000
Other borrowed funds ..............................................................              23,529               13,524
Accrued expenses and other liabilities ............................................              27,838               20,006
                                                                                            -----------          -----------
Total liabilities .................................................................           1,683,393            1,652,561
                                                                                            -----------          -----------

Minority Interest .................................................................               2,924                5,106

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ........................................................                  --                   --
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,797,513 at September 30, 2000 and 14,797,513 at December 31, 1999 ..........                 148                  148
Capital in excess of par ..........................................................              58,273               58,185
Accumulated other comprehensive loss ..............................................                (959)              (3,265)
Retained earnings .................................................................              92,383               83,000
Treasury stock at cost, 4,414,769 shares at September 30, 2000 and 3,528,269 shares
    at December 31, 1999 ..........................................................             (52,201)             (41,915)
                                                                                            -----------          -----------
Total stockholders' equity ........................................................              97,644               96,153
                                                                                            -----------          -----------
Total liabilities, minority interest and stockholders' equity .....................         $ 1,783,961          $ 1,753,820
                                                                                            ===========          ===========


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Nine Months Ended September 30,
                                                                                       ----------------------------
                                                                                          2000               1999
                                                                                       ---------          ---------
                                                                                                   (Unaudited)
                                                                                            (Dollars in Thousands)
Operating activities:
Net income ...................................................................         $  10,573          $  13,471
 Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan, lease and residual value losses ....................             6,545              2,358
      Depreciation, accretion and amortization ...............................             2,563              2,429
      Increase in accrued interest receivable and other assets ...............            (3,575)            (1,952)
      Origination of loans held-for-sale .....................................          (123,130)           (28,622)
      Proceeds from sales of loans held-for-sale .............................           127,006             26,091
      Increase in accrued interest payable and other liabilities .............             7,730              7,785
      Increase in reverse mortgage capitalized interest, net .................           (15,311)            (5,033)
      Minority interest in net income ........................................            (2,867)                --
      Loss on sale of mortgage-backed securities available-for-sale ..........             4,566                 --
      Other, net .............................................................             1,966                132
                                                                                       ---------          ---------
Net cash provided by operating activities ....................................            16,066             16,659
                                                                                       ---------          ---------
Investing activities:
    Net (increase) decrease in interest-bearing deposits in other banks ......              (228)             6,109
    Maturities of investment securities ......................................             6,771              1,203
    Sales of investment securities available-for-sale ........................            10,275             20,000
    Purchases of investment securities held-to-maturity ......................            (8,952)              (295)
    Purchases of investment securities available-for-sale ....................           (28,068)           (14,785)
    Sales of mortgage-backed securities available-for-sale ...................           146,545                 --
    Repayments of mortgage-backed securities held-to-maturity ................            20,748             95,517
    Repayments of mortgage-backed securities available-for-sale ..............            43,680             58,545
    Purchases of mortgage-backed securities held-to-maturity .................                --            (96,444)
    Purchases of mortgage-backed securities available-for-sale ...............          (150,845)           (69,147)
    Repayments of reverse mortgages ..........................................            15,563             14,162
    Disbursements for reverse mortgages ......................................            (6,011)            (7,215)
    Purchase of loans ........................................................           (34,340)           (26,384)
    Net increase in loans ....................................................           (49,918)           (12,486)
    Net increase in operating leases .........................................           ( 4,110)           (37,446)
    Net increase in stock of Federal Home Loan Bank of Pittsburgh ............                --             (3,250)
    Sales of assets acquired through foreclosure, net ........................            23,112             12,593
    Premises and equipment, net ..............................................            (3,743)            (3,124)
                                                                                       ---------          ---------
Net cash used for investing activities .......................................           (19,521)           (62,447)
                                                                                       ---------          ---------
Financing activities:
    Net increase in demand and savings deposits ..............................           174,026             41,447
    Net increase in time deposits ............................................            41,738             14,024
    Receipts from FHLB borrowings ............................................           510,500             65,000
    Repayments of FHLB borrowings ............................................          (676,000)           (75,000)
    Receipts from reverse repurchase agreements ..............................            46,588             41,911
    Repayments of reverse repurchase agreements ..............................           (69,641)           (35,775)
    Repayments of  Federal funds purchased ...................................            (5,000)                --
    Repayments of other borrowings ...........................................               (80)                --
    Dividends paid on common stock ...........................................            (1,191)            (1,025)
    Issuance of common stock .................................................                88                364
    Purchase of treasury stock, net of reissuance ............................           (10,286)            (4,383)
    Minority Interest ........................................................               653             (5,500)
                                                                                       ---------          ---------
Net cash provided by financing activities ....................................            11,395             41,063
                                                                                       ---------          ---------
Increase (decrease) in cash and cash equivalents .............................             7,940             (4,725)
Cash and cash equivalents at beginning of period .............................            59,166             76,748
                                                                                       ---------          ---------
Cash and cash equivalents at end of period ...................................         $  67,106          $  72,023
                                                                                       =========          =========
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the quarter ....................................         $  53,430          $  46,097
Cash paid for income taxes, net ..............................................             1,722                891
Loans and leases transferred to assets acquired through foreclosure ..........            26,703             10,814
Net change in accumulated other comprehensive income .........................             2,306             (3,151)

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

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

    The consolidated statement of condition as of September 30, 2000, the consolidated statement of operations for the three and nine months ended September 30, 2000 and 1999 and the consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to prior period's financial statements to conform them to the September 30, 2000 presentation. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the expected results for the full year ended December 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1999 Annual Report.

2.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

                                                                              For the three months       For the nine months
                                                                               Ended September 30,        Ended September 30,
                                                                               -------------------        -------------------
                                                                              2000            1999          2000         1999
                                                                              ----            ----          ----         ----
Numerator:

    Income before cumulative effect of change in accounting principle .     $ 4,069         $ 4,512     $   11,829     $13,471
    Cumulative effect of change in accounting principle ...............          --              --         (1,256)         --
                                                                            -------         -------     ----------     -------

      Net income ......................................................     $ 4,069         $ 4,512     $   10,573     $13,471
                                                                            =======         =======     ==========     =======

Denominator:
    Denominator for basic earnings per share -
       weighted average shares ........................................      10,507          11,319         10,764      11,363
    Effect of dilutive securities:
        Employee stock options ........................................          11              28             14          63
                                                                            -------         -------     ----------     -------
    Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed exercise of stock options ...............................      10,518          11,347         10,778      11,426
                                                                            =======         =======     ==========     =======

Basic earnings per share:
    Income before cumulative effect of change in accounting principle .     $  0.39         $  0.40     $     1.10     $  1.19
      Cumulative effective of change in accounting principle ..........          --              --          (0.12)         --
                                                                            -------         -------     ----------     -------

      Net income ......................................................     $  0.39         $  0.40     $     0.98     $  1.19
                                                                            =======         =======     ==========     =======
Diluted earnings per share:
      Income before cumulative effect of change in accounting principle     $  0.39         $  0.40     $     1.10     $  1.18

     Cumulative effective of change in accounting principle ...........          --              --          (0.12)         --
                                                                            -------         -------     ----------     -------
      Net income ......................................................     $  0.39         $  0.40     $     0.98     $  1.18
                                                                            =======         =======     ==========     =======

The Corporation had 572,537 and 148,780 anti-dilutive common stock options outstanding at September 30, 2000 and 1999, respectively. They are not included in the calculation of diluted earnings per share for the periods presented.

3.  INVESTMENTS IN NON-WHOLLY OWNED SUBSIDIARIES

     In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc. (C1FN), a St. Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-customer marketing, servicing, Internet development and technology management for "branchless" financial services. At September 30, 2000, WSFS is the single largest shareholder in C1FN, has majority control through a voting trust and shares in 42% of the operating results. In addition, WSFS received warrants for the purchase of an additional 20% ownership of C1FN, as well as the option and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at current offered ownership prices. This option expired on July 5, 2000 with no additional investment being made. As a result of this investment, C1FN's internet-only banking structure became part of everbank.com(TM), a division of WSFS. C1FN and WSFS manage the operations of everbank.com(TM). Everbank.com(TM) began marketing internet-only banking to a national clientele in November of 1999.

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

     The Corporation's only derivative that requires separate accounting under SFAS 133 is an interest-rate cap with a notional amount of $50 million which limits 3-month LIBOR to 6% for ten years ending December 1, 2008. The cap is being used to hedge the cash flows of $50 million in trust preferred floating debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. The fair market value (FMV), which at inception is equal to the cost, is broken into two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included in a separate component of other comprehensive income and changes in the time value of the option included in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, will be expensed in the period in which ineffectiveness is determined. It has been determined that the hedge is highly effective and can reasonably be expected to remain so. Management is not aware of any events that would result in the reclassification into earnings of gains and losses that are currently reported in accumulated other comprehensive income except for the change in the FMV of the interest rate cap which pertains to the time value of the hedging instrument. The FMV is estimated using the calculated FMV of similar instruments.

     The following depicts the change in fair market value of the interest rate cap:


                    Carrying Value      Changes in         Carrying Value
                     At January 1,      Fair Market       At September 30,
                         2000              Value               2000
                    --------------    ---------------    ----------------
                                       (In thousands)

Intrinsic value         $ 2,813          $  (979)            $ 1,834(1)
Time value                2,131             (250)(2)           1,881
                        -------          -------             -------

                        $ 4,944          $(1,229)            $ 3,715
                        =======          =======             =======

1.  Included in other comprehensive income, net of  taxes.
2. Included in interest expense on the hedged item (trust preferred borrowings).

      An additional provision of SFAS 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading at the date of adoption. Accordingly, the Corporation reclassified $72.5 million in investments and mortgage-backed securities from held-to-maturity to available-for-sale. Of the $72.5 million transferred, $55.4 million was sold at a loss of $1.3 million, net of tax, during the quarter of adoption. In accordance with SFAS No. 133, this loss was included in the statement of operations as a cumulative effect of a change in accounting principle.

5.  COMPREHENSIVE INCOME

     The following schedule depicts other comprehensive income as required by SFAS No. 130:


                                                                                    For the three months       For the nine months
                                                                                      ended September 30,       ended September 30,
                                                                                     --------------------     ---------------------
                                                                                       2000         1999        2000          1999
                                                                                       ----         ----        ----          ----
Net income .....................................................................    $  4,069     $  4,512     $ 10,573     $ 13,471

Other Comprehensive Income:

Net unrealized holding gains (losses) on securities
    available-for-sale arising during the period, net of taxes .................       1,550          (72)        (414)      (3,156)

Net unrealized holding loss arising during the period
    on derivatives used for cash flow hedge, net of taxes ......................        (455)          --         (636)          --

Reclassification for (gains) losses included in income, net of  taxes ..........          --            6        1,528            5
                                                                                    --------     --------     --------     --------

Total comprehensive income, before other comprehensive income that resulted from the cumulative effect of a change in accounting
    principle, net of taxes ....................................................       5,164        4,446       11,051       10,320

Net unrealized gain on derivatives used for cash flow
    hedging as a result of adopting SFAS No. 133, net of taxes .................          --           --        1,828           --
                                                                                    --------     --------     --------     --------

Total comprehensive income .....................................................    $  5,164     $  4,446     $ 12,879     $ 10,320
                                                                                    ========     ========     ========     ========

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


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets increased $30.1 million during the first nine months of 2000 to $1.8 billion at September 30, 2000. The growth in assets reflects an increase of $76.8 million in net loans (including held for sale), and $27.6 million in investment securities, cash and cash equivalents. This was offset in part by a decrease of $62.1 million in mortgage-backed securities, between September 30, 2000 and December 31, 1999. The increase in net loans reflected originations of $313.2 million offset in part by $85.6 million in sales ($25.0 million related to deleveraging strategy, which is discussed later) with the remainder representing principal repayments. The increase in investments reflect purchases of $37.0 million in investment securities offset in part by the sales and maturities of $16.9 million in investment securities. The decline in mortgage-backed securities resulted primarily from a deleveraging strategy in which the Corporation divested of certain investments securities and residential mortgages with below market interest rates, thereby repositioning the balance sheet to allow room for higher yielding loans and share buybacks. As a result, the Corporation sold approximately $126.5 million in mortgage-backed securities. The Corporation also sold an additional $24.6 million in mortgage-backed securities and experienced principal repayments totaling $64.4 million. These decreases were partially offset by purchases of $150.8 million.

    Total liabilities increased $30.8 million during the nine-months ended September 30, 2000 to $1.7 billion. Total deposits increased $206.5 million, including an increase of $142.1 million in deposits at everbank.com which included the purchase of $37.0 million in nondollar denominated deposits. In addition, brokered deposits at WSFS increased $37.6 million during the nine-month period. These increases were offset in part by total borrowings which declined $183.5 million during the period as proceeds from the investment and loan sales were used to repay $165.5 million in FHLB advances.

    Capital Resources

    Stockholders' equity increased $1.5 million between December 31, 1999 and September 30, 2000. This increase reflects net income of $10.6 million for the nine months ended September 30, 2000. This increase in equity was partially offset by the purchase of 891,500 treasury shares, at $10.3 million ($11.60 per share average). At September 30, 2000, the Corporation held in its treasury 4,414,769 shares of its common stock at a cost of $52.2 million.

    A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of September 30, 2000 (dollars in thousands):

                                                                                                    To be Well-Capitalized
                                                   Consolidated              For Capital           Under Prompt Corrective
                                                   Bank Capital           Adequacy Purposes            Action Provisions
                                             ------------------------  ------------------------     ------------------------
                                                   Percentage of              Percentage of               Percentage of
                                              Amount           Assets     Amount         Assets       Amount       Assets
                                              ------           ------     ------         ------       ------       ------
Total Capital
  (to Risk-Weighted Assets) ........         $148,489          12.46%     $95,355         8.00%      $119,193      10.00%
Core Capital (to Adjusted
  Tangible Assets)..................          140,071           7.85       71,364         4.00         89,204       5.00
Tangible Capital (to Tangible
  Assets) ..........................          140,012           7.85       26,760         1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          140,071          11.75       47,677         4.00         71,516       6.00

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 2000 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

    Liquidity

    The OTS requires institutions, such as the Bank, to maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At September 30, 2000, the Bank's liquidity ratio was 6.5% compared to 6.4% at December 31, 1999. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                             September 30,    December 31,
                                                                 2000            1999
                                                                 ----            ----
                                                                (Dollars in Thousands)
Nonaccruing loans:
     Commercial .......................................         $3,070          $2,630
     Consumer .........................................            232             310
     Commercial mortgage ..............................          2,576           1,808
     Residential mortgage .............................          2,378           2,617
     Construction .....................................             --              --
                                                                ------          ------

Total nonaccruing loans ...............................          8,256           7,365
Nonperforming investments in real estate ..............             --              --
Assets acquired through foreclosure ...................          1,159           1,061
                                                                ------          ------

Total nonperforming assets ............................         $9,415          $8,426
                                                                ======          ======

Restructured loans ....................................         $   --          $   --
                                                                ======          ======

Past due loans and leases:
     Residential mortgages ............................         $  384          $  333
     Commercial and commercial mortgages ..............            762             504
     Consumer .........................................            120             249
                                                                ------          ------

Total past due loans ..................................         $1,266          $1,086
                                                                ======          ======

Ratios:
     Nonperforming loans/leases to total
        loans/leases (1) ..............................           0.71%           0.67%
     Allowance for loan/lease losses to total gross
        Loans/leases (1) ..............................           2.07            2.22
     Nonperforming assets to total assets .............            .53             .48
     Loan loss/lease loss allowance to nonaccruing
        loans/leases (2) ..............................         281.54          322.56
     Loan/lease and foreclosed asset allowance to total
       Nonperforming assets (2) .......................         249.46          284.96

(1)      Total loans exclude loans held for sale.
(2)      The applicable allowance represents general valuation allowances only.

     Nonperforming assets increased $989,000 between December 31, 1999 and September 30, 2000. During the second quarter a $2.6 million commercial loan relationship was placed on nonaccrual status. The net increase in nonaccruing loans was $891,000 between December 31, 1999 and September 30, 2000. An analysis of the change in the balance of nonperforming assets is presented on the following page.

Analysis of change in balance:

                                                  Nine Months Ended       Year Ended
                                                  September 30, 2000   December 31, 1999
                                                  ------------------   -----------------
                                                              (In Thousands)
Beginning balance .............................         $  8,426          $ 11,083
     Additions ................................           29,004            20,562
     Collections/sales ........................          (25,689)          (18,930)
     Transfers to accrual/restructured status .             (995)           (2,937)
     Transfers to investment in real estate ...             --
     Provisions, charge-offs, other adjustments           (1,331)           (1,352)
                                                        --------          --------

Ending balance ................................         $  9,415          $  8,426
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management. Interest rate-sensitive assets of the Corporation include cash flows that relate to the principal of the operating lease portfolio, which are interest-rate sensitive. At September 30, 2000, interest-earning assets exceeded interest-bearing liabilities that mature within one year (interest-sensitive gap) by $18.6 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 102.4% at September 30, 2000 compared to 97.7% at December 31, 1999. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased to a 1.04% from a negative 1.03% at December 31, 1999. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk.

COMPARISON FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Results of Operations

      The Corporation recorded net income of $4.1 million or $.39 per share for the third quarter of 2000. This compares to $4.5 million or $.40 per share for the same quarter last year. Results for the third quarter include a $2.0 million favorable adjustment to the value of the Corporation's reverse mortgage portfolio resulting from improved cash flow from the portfolio, driven primarily by continued favorable real estate markets, especially in California. In addition, startup losses on the Corporation's two new subsidiaries, WNFI and C1FN amounted to $695,000 after tax.

      Net income for the nine months ended September 30, 2000 was $10.6 million or $.98 per diluted share. This compares to $13.5 million or $1.18 per diluted share for the same period last year. Results for the first nine months of 2000 reflect several large items including a $4.6 million pretax loss on the sale of approximately $127 million in securities and loans as part of the Company's de-leverage/share buyback program. Results also include a $3.8 million pretax charge for residual losses on the Corporation's automobile leasing portfolio, a consequence of the continued weakness in the used car market. Also included is a $4.3 million pretax loss on the Corporations start-up initiatives, WNFI and C1FN. These unfavorable items were partially offset by an $10.1 million increase to interest income resulting from adjustments to the value of the Company's reverse mortgage portfolio.

     Net Interest Income

     The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                   Three Months Ended September 30,
                                            -----------------------------------------------------------------------------
                                                            2000                                     1999
                                            ---------------------------------         -----------------------------------
                                            Average                    Yield/         Average                    Yield/
                                            Balance       Interest     Rate(1)        Balance       Interest     Rate (1)
                                            -------       ---------    -----          -------       --------     ------
                                                                       (Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............     $  631,118    $  13,047       8.27%         $  528,715   $   10,708      8.10%
     Commercial loans ................        126,292        2,579       8.88              99,101        1,858      8.47
     Consumer loans...................        192,893        4,744       9.78             168,876        4,063      9.55
                                              -------    ---------                     ----------   ----------
       Total loans....................        950,303       20,370       8.69             796,692       16,629      8.49
Mortgage-backed securities (5)........        376,969        6,610       7.01             471,919        7,386      6.26
Loans held-for-sale (3)...............         15,459          432      11.18               5,075           92      7.25
Investment securities (5).............         54,773          883       6.45              38,322          601      6.27
Other interest-earning assets (6).....         74,682        4,525      23.71              72,681        2,515     13.54
                                           ----------    ---------                     ----------   ----------
     Total interest-earning assets....      1,472,186       32,820       9.00           1,384,689       27,223      7.94
                                                         ---------                                  ----------
Allowance for loan losses.............        (23,192)                                    (23,677)
Cash and due from banks...............         53,858                                      53,859
Vehicles under operating lease, net...        199,621                                     225,225
Other noninterest-earning assets......         50,992                                      37,358
                                           ----------                                  ----------
     Total assets.....................     $1,753,465                                  $1,677,454
                                           ==========                                  ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $  190,313        2,017       4.22         $    71,537          373      2.07
     Savings..........................        278,351        2,878       4.11             244,088        1,925      3.13
     Retail time deposits ............        280,604        3,598       5.10             295,134        3,429      4.61
     Jumbo certificates of deposits ..         27,725          374       5.37              67,663          898      5.27
     Brokered certificates of deposit.        189,679        3,220       6.75             114,520        1,653      5.73
                                           ----------     --------                    -----------   ----------
       Total interest-bearing deposits        966,672       12,087       4.97             792,942        8,278      4.14
FHLB of Pittsburgh advances...........        347,804        5,321       6.09             450,000        5,980      5.27
Trust preferred borrowings............         50,000        1,142       8.94              50,000        1,075      8.41
Other borrowed funds..................        142,207        2,238       6.30             158,840        2,254      5.68
                                           ----------    ---------                    -----------   ----------
     Total interest-bearing liabilities     1,506,683       20,788       5.52           1,451,782       17,587      4.85
                                                         ---------                                  ----------
Noninterest-bearing demand deposits...        122,276                                     110,381
Other noninterest-bearing liabilities.         23,724                                      25,216
Minority interest ....................          3,190                                       1,751
Stockholders' equity..................         97,592                                      88,324
                                           ----------                                 -----------
     Total liabilities and stockholders'
        equity........................     $1,753,465                                  $1,677,454
                                           ==========                                  ==========
Deficit of interest-earning assets over
     interest-bearing liabilities.....     $  (34,497)                              $     (67,093)
                                           ==========                               =============
Net interest and dividend income......                   $  12,032                                   $   9,636
                                                         =========                                   =========

Interest rate spread..................                                   3.48%                                      3.09%
                                                                         ====                                       ====
Net interest margin...................                                   3.35%                                      2.87%
                                                                         ====                                       ====

Net interest and dividend income to
     total average assets.............                                   2.81%                                      2,37%
                                                                         ====                                       ====


(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale.
(6)  Includes reverse mortgages.

                                                                     Nine Months Ended September 30,
                                                             2000                                        1999
                                            Average                      Yield/         Average                    Yield/
                                            Balance        Interest      Rate(1)        Balance       Interest     Rate (1)
                                            -------        --------      -----          -------       --------     -----
                                                                        (Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............    $   618,717    $  38,104       8.21%        $   522,467   $   31,817      8.12%
     Commercial loans ................        120,464        7,257       8.85              95,812        5,264      8.42
     Consumer loans...................        185,792       13,412       9.64             166,821       11,926      9.56
                                         ------------   ----------                     ----------  -----------
       Total loans....................        924,973       58,773       8.59             785,100       49,007      8.47
Mortgage-backed securities (5)........        369,710       18,705       6.75             492,081       23,189      6.28
Loans held-for-sale (3)...............         15,211          850       7.45               3,298          179      7.24
Investment securities (5).............         47,691        2,431       6.80              37,349        1,752      6.25
Other interest-earning assets (6).....         73,925       17,664      31.39              80,495        7,450     12.20
                                         ------------   ----------                     ----------  -----------
     Total interest-earning assets....      1,431,510       98,423       9.25           1,398,323       81,577      7.86
                                                        ----------                                 -----------
Allowance for loan losses.............        (23,324)                                    (23,625)
Cash and due from banks...............         53,665                                      49,074
Vehicles under operating lease, net...        210,204                                     216,463
Other noninterest-earning assets......         43,627                                      36,404
                                         ------------                                  ----------
     Total assets.....................     $1,715,682                                  $1,676,639
                                         ============                                  ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................    $   136,615        3,798       3.71         $    69,975        1,115      2.13
     Savings..........................        268,707        7,698       3.83             233,389        5,293      3.03
     Retail time deposits ............        274,815        9,958       4.84             308,318       10,844      4.70
     Jumbo certificates of deposits ..         31,848        1,334       5.60              73,370        2,878      5.24
     Brokered certificates of deposit.        159,421        7,719       6.47             103,614        4,592      5.93
                                         ------------   ----------                     ----------  -----------
       Total interest-bearing deposits        871,406       30,507       4.68             788,666       24,722      4.19
FHLB of Pittsburgh advances...........        410,290       17,967       5.85             467,180       18,440      5.28
Trust preferred borrowings............         50,000        3,520       9.25              50,000        3,065      8.17
Other borrowed funds..................        144,903        6,741       6.20             154,277        6,484      5.60
                                         ------------   ----------                     ----------  -----------
     Total interest-bearing liabilities     1,476,599       58,735       5.30           1,460,123       52,711      4.81
                                                        ----------                                 -----------
Noninterest-bearing demand deposits...        118,657                                     106,170
Other noninterest-bearing liabilities.         19,443                                      21,872
Minority interest ....................          3,997                                         590
Stockholders' equity..................         96,986                                      87,884
                                         ------------                                 -----------
     Total liabilities and stockholders'
        equity........................     $1,715,682                                  $1,676,639
                                         ============                                 ===========
Deficit of interest-earning assets over
     interest-bearing liabilities.....   $    (45,089)                              $     (61,800)
                                         ============                               =============

Net interest and dividend income......                   $  39,688                                   $  28,866
                                                         =========                                   =========

Interest rate spread..................                                   3.95%                                      3.05%
                                                                         ====                                       ====
Net interest margin...................                                   3.78%                                      2.83%
                                                                         ====                                       ====

Net interest and dividend income to
     total average assets.............                                   4.69%                                      2,36%
                                                                         ====                                       ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale.
(6)  Includes reverse mortgages.

     Net interest income increased $2.4 million between the three months ended September 30, 2000 and 1999. The increase was due primarily to a $2.0 million interest income adjustment in the reverse mortgage portfolio. The adjustment to the value of the portfolio was a result of improved cash flows driven by strong residential real-estate markets and accelerated maturity events. The net interest margin for the three months ended September 30, 2000 was 3.35%. If the $2.0 million adjustment were excluded from net interest income, the margin would be 2.81%, which is a decrease of 6 basis points from 2.87% for the three months ended September 30, 1999. Total interest income, excluding the adjustment, increased $3.6 million between comparable quarters. This change is attributed to the increase in average loans of $153.6 million and a series of Federal Reserve interest rate increases. This was partially offset by the decline in average mortgage-backed securities of $95.0 million predominantly from the sale of securities related to the de-leverage program. Total interest expense increased $3.2 million between the three months ended September 30, 2000 and 1999. The increase was a result of the higher cost of borrowings and an increase in average interest-bearing deposits of $173.7 million from September 30, 1999. The higher borrowing costs were offset partially by a decrease in FHLB advances of $102.2 million between comparable quarters.

     Net interest income increased $10.8 million between the nine months ended September 30, 2000 and 1999. The increase was due primarily to a $10.1 million interest income adjustment in the reverse mortgage portfolio. The adjustment to the value of the portfolio was a result of improved cash flows driven by strong residential real-estate markets and accelerated maturity events. The net interest margin for the nine months ended September 30, 2000 was 3.78%. If the $10.1 million adjustment were excluded from net interest income, the margin would be 2.83%, which is equal to the nine months ended September 30, 1999. Total interest income, excluding the adjustment, increased $6.7 million between comparable periods. This change is attributed to the increase in average loans of $139.9 million and a series of Federal Reserve interest rate increases. This was partially offset by the decline in average mortgage-backed securities of $122.4 million, predominantly from the sale of securities related to the de-leverage program. Total interest expense increased $6.0 million between the nine months ended September 30, 2000 and 1999. The increase was a result of the higher cost of borrowings and an increase in average interest-bearing deposits of $82.7 million from September 30, 1999. The higher borrowing costs was offset partially by a decrease in FHLB advances of $56.9 million between comparable periods.

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

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                            Nine Months Ended        Nine Months Ended
                                                           September 30, 2000       September 30, 1999
                                                          -------------------       ------------------
                                                                       (Dollars in Thousands)
Beginning balance .....................................         $23,024                  $23,689
Provision for loan losses .............................             672                      771
Transfer ..............................................             175                     --
Charge-offs:
     Residential real estate ..........................             125                      164
     Commercial real estate (1) .......................             156                      537
     Commercial .......................................             507                       16
     Consumer (2) .....................................             949                      754
                                                                -------                  -------
        Total charge-offs .............................           1,737                    1,471
                                                                -------                  -------
Recoveries:
     Residential real estate ..........................               5                     --
Commercial real estate (1) ............................             243                      256
     Commercial .......................................              57                      105
     Consumer (2) .....................................             359                      192
                                                                -------                  -------
        Total recoveries ..............................             664                      553
                                                                -------                  -------
Net charge-offs .......................................           1,073                      918
                                                                -------                  -------
Ending balance ........................................         $22,798                  $23,542
                                                                =======                  =======

Net charge-offs to average gross loans outstanding, net
   of unearned income (3) .............................            0.15%                    0.16%
                                                                =======                  =======

(1)  Includes commercial mortgages and construction loans.
(2)  Includes finance-type leases.
(3)  Ratio for the nine months ended September 30, 2000 is annualized.

     The following table represents a summary of the changes in the allowance for lease credit losses during the periods indicated:

                                                           Nine Months Ended        Nine Months Ended
                                                          September 30, 2000        September 30, 1999
                                                          -------------------       ------------------
                                                                        (Dollars in Thousands)
Beginning balance .....................................         $1,467                    $  992
Provision for losses on vehicles under operating leases             44                       648

Charge-offs ...........................................            539                       501
Recoveries ............................................            163                       198
                                                                ------                    ------
Net charge-offs .......................................            376                       303
                                                                ------                    ------
Ending balance ........................................         $1,135                    $1,337
                                                                ======                    ======

     Other Income

      Other income for the three months ended September 30, 2000 was $9.5 million or $2.1 million higher than the third quarter of 1999. The Corporation's two new startup initiatives, WNFI and C1FN added approximately $1.7 million of noninterest income during the quarter. In addition, deposit service charges increased $466,000 while credit/debit and ATM income grew $397,000. These increases reflect increases in deposit accounts and the deposit service charge fee schedule along with increased card usage and the growth in the ATM network.

     Other income for the nine months ended September 30, 2000 was $20.6 million or $632,000 lower than the same period last year. The major factors contributing to this decrease was a $3.8 million additional charge for residual losses and the loss of $2.5 million on the sale of investments and mortgage-backed securities in the first quarter. This sale was part of the deleverage plan discussed previously. These decreases were partially offset by increases of $1.2 million in credit/debit card and ATM income and $1.2 million in deposit service charges. In addition WNFI and C1FN added $2.9 million of noninterest income during the first nine months of 2000.

     Other Expenses

     Other expenses for the quarter were $16.7 million or $5.7 million above the third quarter of last year. Other expenses for the first nine months of 2000 grew $15.0 million to $46.3 million. This increase, associated with salary related expenses, marketing, premises and equipment expenses and professional fees, relate to the opening of four new retail offices, ATM expansion and startup expenses, including legal and consulting fees, for the two new subsidiaries WNFI and C1FN. These two subsidiaries added approximately $4.2 million and $11.1 million in additional expenses to the consolidated results for the three and nine month periods, respectively.

     Income Taxes

    The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the three and nine months ended September 30, 2000 of $1.3 million and $ 4.3 million, respectively, compared to an income tax provision of $1.5 million and $4.7 million, for the comparable periods of 1999. The effective tax rates for the three and nine months ended September 30, 2000 were 25% and 25%, respectively, compared to 25% and 26%, for the comparable periods in 1999. These effective rates reflect the recognition in the financial statements of certain tax benefits, including the benefits related to the reverse mortgage portfolio, and the fifty-percent interest income exclusion on an ESOP loan.

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

     SEGMENT INFORMATION

     Under the definition of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Corporation has four operating segments at September 30, 2000: Wilmington Savings Fund Society, FSB (Bank), WSFS Credit Corporation (WCC), CustomerOne Financial network, Inc. (C1FN) and Wilmington National Finance, Inc. (WNFI). C1FN and WNFI are not wholly-owned, but are majority-controlled subsidiaries started in 1999. Only the Bank and WCC were operating segments at September 30, 1999.

         The Bank segment provides financial products through its branch network to consumer and commercial customers. The WSFS Credit Corporation segment provides auto loans and leases indirectly through unrelated auto dealerships within the Mid-Atlantic region. C1FN is a start-up company in which the Bank has voting control and shares in 42% of the operating results at September 30, 2000. C1FN provides direct-to-customer marketing, servicing, Internet development and technology management for "branchless" financial services. WSFS and C1FN are engaged in a joint effort through a division of the Bank, everbank.com, to provide internet banking on a national level. WNFI, a 51% owned subsidiary, which began operations in December 1999, is engaged in home equity lending. The reportable segments are managed as separate business units because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                                  For the Three Months Ended September 30,
                                           ----------------------------------------------------------------------------
                                                                              2000
                                           ----------------------------------------------------------------------------
                                               Bank              WCC           C1FN            WNFI           Total
                                                                        (Dollars in thousands)
External customer revenues:
    Interest income.....................   $    29,231       $      518     $   2,665     $      406       $  32,820
    Other income .......................         4,295            3,567(1)        240          1,447           9,549
                                           -----------       ----------     ---------     ----------       ---------
Total external customer revenues .......        33,526            4,085         2,905          1,853          42,369
                                           -----------       ----------     ---------     ----------       ---------
Intersegment revenues:
    Interest income.....................         3,551                -             -             18           3,569
    Other income .......................            83                2             -              -              85
                                           -----------       ----------     ---------     ----------       ---------
Total intersegment revenues ............         3,634                2             -             18           3,654
                                           -----------       ----------     ---------     ----------       ---------
Total revenue...........................        37,160            4,087         2,905          1,871          46,023

External customer expenses:
    Interest expense....................        18,575                -         1,935            278          20,788
    Other expenses .....................        11,250              479         2,109          2,164          16,002
    Other depreciation and
         amortization ..................           722               18           145             58             943
                                           -----------       ----------     ---------     ----------       ---------
Total external customer expenses .......        30,547              497         4,189          2,500          37,733
                                           -----------       ----------     ---------     ----------       ---------

Intersegment expenses:
    Interest expense....................            18            3,551(2)          -              -           3,569
    Other expenses .....................             2               23            60              -              85
                                           -----------       ----------     ---------     ----------       ---------
Total intersegment expenses ............            20            3,574            60              -           3,654
                                           -----------       ----------     ---------     ----------       ---------

Total expenses .........................        30,567            4,071         4,249          2,500          41,387

Income (loss) before taxes and
    extraordinary items.................         6,593               16        (1,344)          (629)          4,636
                                           ===========       ==========     =========     ==========        ========
Provision for income taxes .............                                                                       1,347
Less: minority interest ................                                                                        (780)
Cumulative effect of change in
   Accounting principle ................                                                                           -
                                                                                                            --------

Consolidated net income                                                                                     $  4,069
                                                                                                            ========

                               [RESTUBBED TABLE]

                                                          For the Three Months Ended September 30,
                                               ----------------------------------------------------------
                                                                          1999
                                               ----------------------------------------------------------
                                                     Bank             WCC            C1FN        Total
                                                                   (Dollars in thousands)
External customer revenues:
    Interest income.....................        $   26,683        $     494           46      $    27,223
    Other income .......................             3,316            4,162 (1)        -            7,478
                                                ----------        ---------      -------      -----------
Total external customer revenues .......            29,999            4,656           46           34,701
                                                ----------        ---------      -------      -----------
Intersegment revenues:
    Interest income.....................             3,220                -            -            3,220
    Other income .......................                23                1            -               24
                                                ----------        ---------      -------      -----------
Total intersegment revenues ............             3,243                1            -            3,244
                                                ----------        ---------      -------      -----------
Total revenue...........................            33,242            4,657           46           37,945

External customer expenses:
    Interest expense....................            17,586                -            1           17,587
    Other expenses .....................             9,873              416          358           10,647
    Other depreciation and
         amortization ..................               586               18            -              604
                                                ----------        ---------      -------      -----------
Total external customer expenses .......            28,045              434          359           28,838
                                                ----------        ---------      -------      -----------

Intersegment expenses:
    Interest expense....................                 -            3,220(2)         -            3,220
    Other expenses .....................                 1               23            -               24
                                                ----------        ---------      -------      -----------
Total intersegment expenses ............                 1            3,243            -            3,244
                                                ----------        ---------      -------      -----------

Total expenses .........................            28,046            3,677          359           32,082

Income (loss) before taxes and
    extraordinary items.................             5,196              980         (313)           5,863
                                                 =========         ========      =======       ==========
Provision for income taxes .............                                                            1,524
Less: minority interest ................                                                             (173)
Cumulative effect of change in
   Accounting principle ................                                                                -
                                                                                                ---------

Consolidated net income                                                                         $   4,512
                                                                                                =========

                                                             For the Nine Months Ended September 30,
                                           ----------------------------------------------------------------------------
                                                                               2000
                                           ----------------------------------------------------------------------------
                                                Bank              WCC           C1FN         WNFI           Total
                                                ----              ---           ----         ----           -----
                                                                        (Dollars in thousands)
External customer revenues:
    Interest income.....................   $    92,113     $      1,410     $   4,346    $      554     $   98,423
    Other income .......................        10,230            7,532(1)        415         2,450         20,627
                                           -----------     ------------     ---------    ----------     ----------
Total external customer revenues .......       102,343            8,942         4,761         3,004        119,050
                                           -----------     ------------     ---------    ----------     ----------
Intersegment revenues:
    Interest income.....................        10,324                -             -            62         10,386
    Other income .......................           248                8             -             -            256
                                           -----------     ------------     ---------    ----------     ----------
Total intersegment revenues ............        10,572                8             -            62         10,642
                                           -----------     ------------     ---------    ----------     ----------
Total revenue...........................       112,915            8,950         4,761         3,066        129,692
External customer expenses:
    Interest expense....................        55,207                -         3,149           379         58,735
    Other expenses .....................        32,344            1,390         5,540         5,075         44,349
    Other depreciation and
         amortization ..................         2,132               56           350           123          2,661
                                           -----------     ------------     ---------    ----------     ----------
Total external customer expenses .......        89,683            1,446         9,039         5,577        105,745
                                           -----------     ------------     ---------    ----------     ----------
Intersegment expenses:
    Interest expense....................            62           10,324(2)          -             -         10,386
    Other expenses .....................             8               68           180             -            256
                                           -----------     ------------     ---------    ----------     ----------
Total intersegment expenses ............            70           10,392           180             -         10,642
                                           -----------     ------------     ---------    ----------     ----------
Total expenses .........................        89,753           11,838         9,219         5,577        116,387

Income (loss) before taxes and
    extraordinary items.................        23,162           (2,888)       (4,458)       (2,511)        13,305
                                           ===========     ============     =========    ==========     ==========

Provision for income taxes .............                                                                     4,343
Less: minority interest ................                                                                    (2,867)
Cumulative effect of change in
   Accounting principle ................                                                                    (1,256)
                                                                                                        ----------
Consolidated net income ................                                                                $   10,573
                                                                                                        ==========

Segment assets..........................    $1,633,942       $  254,666     $ 157,243    $  20,383      $2,066,234
Elimination intersegment receivables....                                                                  (282,273)
                                                                                                        ----------
Consolidated assets.....................                                                                $1,783,961
                                                                                                        ==========

                               [RESTUBBED TABLE]

                                                        For the Nine Months Ended September 30,
                                           ----------------------------------------------------------------
                                                                           1999
                                           ----------------------------------------------------------------
                                                    Bank            WCC             C1FN            Total
                                                    ----            ---             ----            -----
                                                                     (Dollars in thousands)
External customer revenues:
    Interest income.....................           80,013       $   1,518              46       $   81,577
    Other income .......................            9,369          11,890(1)            -           21,259
                                                ---------       ---------           -----       ----------
Total external customer revenues .......           89,382          13,408              46          102,836
                                                ---------       ---------           -----       ----------
Intersegment revenues:
    Interest income.....................            9,271               -               -            9,271
    Other income .......................               68               4               -               72
                                                ---------       ---------           -----       ----------
Total intersegment revenues ............            9,339               4               -            9,343
                                                ---------       ---------           -----       ----------
Total revenue...........................           98,721          13,412              46          112,179
External customer expenses:
    Interest expense....................           52,710               -               1           52,711
    Other expenses .....................           28,737           1,270             358           30,365
    Other depreciation and
         amortization ..................            1,732              58               -            1,790
                                                ---------       ---------           -----       ----------
Total external customer expenses .......           83,179           1,328             359           84,866
                                                ---------       ---------           -----       ----------
Intersegment expenses:
    Interest expense....................                -           9,271(2)            -            9,271
    Other expenses .....................                4              68               -               72
                                                ---------       ---------           -----       ----------
Total intersegment expenses ............                4           9,339               -            9,343
                                                ---------       ---------           -----       ----------
Total expenses .........................           83,183          10,667             359           94,209

Income (loss) before taxes and
    extraordinary items.................           15,538           2,745            (313)          17,970
                                                =========        ========           =====

Provision for income taxes .............                                                             4,672
Less: minority interest ................                                                              (173)
Cumulative effect of change in
   Accounting principle ................                                                                 -
                                                                                                ----------
Consolidated net income ................                                                        $   13,471
                                                                                                ==========

Segment assets..........................       $1,681,097     $   250,983         $ 3,825       $1,935,905
Elimination intersegment receivables....                                                          (231,175)
                                                                                                ----------
Consolidated assets.....................                                                        $1,704,730
                                                                                                ==========

(1)  Operating lease income net of depreciation and loss provision.
(2) Inter-segment interest based on the Corporations weighted average wholesale borrowing costs which was 6.45 and 5.65 for the three months ended September 30, 2000 and 1999, respectively and 6.22% and 5.56% for the nine months ended September 30, 2000 and 1999, respectively.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of assets minus liabilities, and plus or minus off-balance sheet contracts divided by the net present value of assets. The chart below is the estimated impact of immediate changes in interest rates on net interest margin and the net portfolio value ratio at the specified levels at September 30, 2000 and 1999, calculated in compliance with Thrift Bulletin No. 13A:

                                     September 30,
     ------------------------------------------------------------------------------
                                   2000                         1999 (1)
     Change in                 % Change in                    % Change in
     Interest Rate     Net Interest  Net Portfolio   Net Interest    Net Portfolio
     (Basis Points)     Margin (2)  Value Ratio(3)    Margin (2)    Value Ratio (3)
      -------------    -----------   -----------     ----------     -------------
           +300            6%           5.77%            2%              6.14%
           +200            3%           6.08%            1%              6.85%
           +100            2%           6.42%            1%              7.59%
              0            0%           6.78%            0%              8.37%
           -100           -2%           7.19%           -1%              9.19%
           -200           -3%           7.79%           -3%             10.14%
           -300           -5%           8.64%           -4%             11.31%

(1) September 30, 1999 has been restated to reflect the change in valuation of core deposit intangibles.
(2) This column represents the percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected in the various rate increments.
(3) This column represents the net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected in the various rate increments.

     The Company's primary objective in managing interest risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while maximizing the yield /cost spread on the Company's asset/liability structure. The Company relies primarily on its asset/liability structure to control interest rate risk.

Part II.   OTHER INFORMATION


Item 1.    Legal Proceedings

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



                                     WSFS FINANCIAL CORPORATION





Date:  November 10, 2000        \s\          MARVIN N. SCHOENHALS
                                  ---------------------------------------------
 .                                            Marvin N. Schoenhals
                               Chairman, President and Chief Executive Officer






Date:  November 10, 2000       \s\           MARK A. TURNER
                               ------------------------------------------------
                                              Mark A. Turner
                                      Executive Vice President and
                                         Chief Financial Officer