Form 10-K
period 2000-12-31
WSFS FINANCIAL CORP
filed 2001-04-02
CIK 828944

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                         Commission file number 0-16668

                       --------------------------------

                           WSFS FINANCIAL CORPORATION

                       --------------------------------


             Delaware                                  22-2866913
---------------------------------                 ----------------------
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)


838 Market Street, Wilmington, Delaware                  19899
---------------------------------------                ---------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the Nasdaq National Market(sm) as of March 16, 2001 was $97,431,120. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 5% of the outstanding shares.

     As of March 16, 2001, there were issued and outstanding 10,038,634 shares of the registrant's common stock.

                        -------------------------------

     DOCUMENTS INCORPORATED BY REFERENCE Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001 are incorporated by reference in Part III hereof.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                     Part I
                                                                                                                    Page

Item 1.           Business................................................................................             3

Item 2.           Properties..............................................................................            24

Item 3.           Legal Proceedings.......................................................................            27

Item 4.           Submission of Matters to a Vote of Security Holders.....................................            27

                                     Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder  Matters..................            28

Item 6.           Selected Financial Data.................................................................            29

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................            30

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..............................            47

Item 8.           Financial Statements and Supplementary Data.............................................            47

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................................            95

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant......................................            95

Item 11.          Executive Compensation..................................................................            95

Item 12.          Security Ownership of Certain Beneficial Owners and Management..........................            95

Item 13.          Certain Relationships and Related Transactions.........................................             95

                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................            96

                  Signatures..............................................................................            98


                                     PART I

Item 1.  Business

GENERAL

     WSFS Financial Corporation (Company or Corporation) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. These grandfathered powers have allowed WSFS to diversify its revenue sources to a greater extent than most savings banks. WSFS has served the residents of the Delaware Valley for 169 years. WSFS is the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The long-term goal of the Corporation is to maintain its high-performing financial services company status by focusing on its core banking business while developing unique profitable niches in complementary businesses which may operate outside WSFS' geographical footprint.

     WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services funding these activities primarily with retail deposits and borrowings. The banking operations of WSFS are conducted from 28 retail banking offices located in northern Delaware and southeastern Pennsylvania. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

     Fully owned subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; and 838 Investment Group, Inc., which markets various insurance products and securities through WSFS' branch system. An additional subsidiary, Star States Development Company
(SSDC), is currently inactive having sold its final parcel of land in 1998.

     On December 21, 2000, the Board of Directors of the Corporation approved plans to discontinue the operations of WCC, and as a result, the Company has exited the indirect auto leasing business. WCC, which had 7,300 lease contracts and 2,700 loan contracts at December 31, 2000, no longer accepts new applications but will continue to service its existing loans and leases. Management estimates that substantially all loan and lease contracts will mature by December 2003. As discussed in Note 2 of the Financial Statements, the results of WCC are presented as discontinued operations, retroactively restated for all periods presented.

     In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc. (C1FN), a St. Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-consumer marketing, servicing, Internet development and technology management for "branchless" financial services. As a result of this investment, C1FN's Internet-only banking structure became part of everbank.com(TM), a division of WSFS. C1FN assists in managing the operations of everbank.com(TM). everbank.com(TM) began marketing Internet-only banking to a national clientele in November of 1999.

     WSFS is the single largest shareholder in C1FN, has majority control through a voting trust and as a result, consolidates the results of C1FN in the WSFS Financial Statements. For the year ended December 31, 2000 WSFS shared in 42% of the operating results of C1FN. In addition, WSFS holds warrants for the purchase of 20% additional ownership of C1FN, as well as the option and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at current offered ownership prices. This option expired on July 5, 2000 with no additional investment being made by WSFS.

     On December 29, 2000, C1FN received a $5.0 million investment from a third party investor with a conditional commitment to invest an additional $12.5 million if and when a separate bank charter is obtained for everbank.com(TM). This investment effectively reduces WSFS' economic ownership of C1FN at December 31, 2000 from 42% to 29%. Since WSFS retains majority control of C1FN through a voting trust, the results of C1FN will continue to be consolidated into the operating results of WSFS until everbank.com(TM) obtains a separate banking charter.

     Additionally, in November 1999, the Corporation expanded the local retail home equity lending business of Community Credit Corporation (CCC) which began operations in 1994. CCC was renamed Wilmington National Finance, Inc. (WNF) which expanded its sales to a national level and now aggregates loans through brokers and sells them to investors. WSFS retained a 51% ownership with the remainder held by WNF's executives retained to lead the expansion of WNF. WSFS also has warrants to obtain an additional 15% ownership in WNF. Both C1FN and WNF are consolidated into the Financial Statements of the Corporation. See Note 19 of the Financial Statements, "Investments in Non-Wholly Owned Subsidiaries", for further discussion.

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

INVESTMENT ACTIVITIES

     The Company's short-term investment portfolio is intended to provide collateral for borrowings and to meet liquidity requirements. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                             December 31,
                                              ---------------------------------------------------------------------------
                                                       2000                      1999                     1998
                                              ----------------------    -----------------------    ----------------------
                                                            Percent                    Percent                   Percent
                                                              of                         of                        of
                                              Amount        Assets      Amount         Assets      Amount        Assets
                                              ------       ---------    ------       ----------    ------      ----------
                                                                        (Dollars In Thousands)
Held-to-Maturity:
Corporate bonds.............................    $3,885       0.2%       $ 6,855        0.4%       $ 6,059         0.4%
State and political subdivisions ...........    10,861       0.6          1,757        0.1          1,583         0.1
                                               -------       ---        -------        ---         ------         ---
                                                14,746       0.8          8,612        0.5          7,642         0.5
                                                                        -------        ---         ------         ---

Available-for-Sale:

U.S. Government and agencies................     1,893       0.1         28,436        1.6         30,219         1.9
Corporate bonds.............................    13,101       0.8              -          -              -           -
Other investments...........................                   -            425          -              -           -
                                               -------       ---        -------        ---         ------         ---
                                                14,994       0.9         28,861        1.6         30,219         1.9
                                               -------       ---        -------        ---         ------         ---

Short-term investments:

Federal funds sold and securities purchased
    under agreements to resell..............     3,500       0.2              -          -          20,900        1.3
Interest-bearing deposits in other banks (1)     7,318       0.4           8,026       0.5           7,518        0.4
                                               -------       ---        -------        ---         ------         ---
                                                10,818       0.6           8,026       0.5          28,418        1.7
                                               -------       ---        -------        ---         ------         ---
                                               $40,558       2.3%       $45,499        2.6%        $66,279        4.1%
                                               =======       ===        =======        ===         =======        ===

(1) Interest-bearing deposits in other banks do not include deposits with a maturity greater than one year.


     In 2000, WSFS purchased $14 million in corporate bonds and $12 million in U.S. Government securities, all of which were classified as available-for-sale, and $9 million in municipal bonds which were classified as held-to-maturity. There was also a $2 million corporate bond which was reclassified from held-to-maturity to available-for-sale in 2000 with the adoption of SFAS No. 133 (see Note 20 of the Financial Statements for further discussion). In addition, there were sales of U.S. Government securities totaling $25 million and a $750,000 corporate call, from which gains of $18,000 and losses of $67,000 were realized. There was also a sale of $10 million in U.S. Government securities in January 2000, for which a loss of $289,000 was recognized in 1999, and a gain of $40,000 on the sale of common stock received from the demutualization of insurance companies of which WSFS was a policyholder. In 1999, WSFS purchased $32 million in U.S. Government securities, and $2 million in corporate bonds, all classified as available-for-sale, and $2 million in corporate bonds which were initially classified as held-to-maturity but reclassified as available for sale in 2000. In addition, there were sales of $20 million in U.S. Government securities, also classified as available-for-sale. In 1998, WSFS purchased $20 million in U.S. Government securities of which $10 million was classified as available for sale, and there were sales and calls of U.S. Government securities totaling $20 million and $25 million, respectively. Losses of $9,000 and gains of $30,000 were realized on the sales in 1999 and 1998, respectively. Reductions in the other categories, for all years, were due to principal repayments.

     The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2000. Substantially all of the related interest and dividends represent taxable income. Yields on tax-exempt investments are calculated on the basis of actual yields and not on a tax-equivalent basis, since the effect of the equivilization is immaterial.

                                                                                At December 31, 2000
                                                                                --------------------
                                                                                Amount        Yield
                                                                                ------        ------
                                                                               (Dollars in Thousands)
Held-to-Maturity:

Corporate bonds:
  After one but within five years..............................................  $   875          5.94%
  After five but within ten years..............................................    1,883          6.33
  After ten years..............................................................    1,127          7.30
                                                                                 -------

                                                                                   3,885          6.53
                                                                                 -------

State and political subdivisions (1):
  After one but within five years..............................................    2,449          7.27
  After five but within ten years..............................................    3,520          7.21
  After ten years..............................................................    4,892          6.03
                                                                                 -------

                                                                                  10,861          6.69
                                                                                 -------

Total debt securities, held-to-maturity........................................   14,746          6.65
                                                                                 -------

Available-for-Sale:

U.S. Government and agencies:
   Within one year.............................................................    1,848          5.86
   After five but within ten years.............................................       45          7.31
                                                                                 -------

                                                                                   1,893          5.89
                                                                                 -------

Corporate bonds:
   Within one year.............................................................   11,101          7.34
   After ten years.............................................................    2,000          9.88
                                                                                 -------
                                                                                  13,101          7.72
                                                                                 -------
Total debt securities, available-for-sale......................................   14,994          7.49
                                                                                 -------

Short-term investments:

   Federal funds sold and securities purchased under agreement to resell           3,500          6.13
   Interest-bearing deposits in other banks....................................    7,318          5.58
                                                                                 -------

Total short-term investments...................................................   10,818          5.75
                                                                                 -------

                                                                                 $40,558          6.72%
                                                                                 =======

(1) Yields on state and political subdivisions are not calculated on a tax-equivalent basis since the effect would be immaterial.

     In addition to the foregoing investment securities, the Company has maintained an investment portfolio of mortgage-backed securities, which increased dramatically after 1993 as the Company implemented investment growth strategies during subsequent years. Purchases of mortgage-backed securities, including collateralized mortgage obligations, in 2000 totaled $210 million, all of which were classified as available-for-sale. There were also sales of $195 million of mortgage-backed securities, as part of a deleveraging strategy, which resulted in a net loss of $6,451,000, and a sale of $24 million in mortgage-backed securities in January 2000 for which a loss of $730,000 was recognized in 1999. Reductions in the other categories, for all years, were due to principal repayments.

     The following table sets forth the book values of mortgage-backed securities and their related weighted average stated rates at the end of the last three fiscal years.

                                                                                December 31,
                                                 ---------------------------------------------------------------------------
                                                         2000                       1999                      1998
                                                 --------------------     -----------------------     ----------------------
                                                                           (Dollars In Thousands)

                                                 Stated                     Stated                     Stated
                                                 Amount         Rate        Amount         Rate        Amount          Rate
                                                 ------        ------       ------        ------       ------         ------
Held-to-Maturity:

Collateralized mortgage obligations (1).....     $56,091        6.75%      $191,839        6.65%      $175,619         6.78%
FNMA........................................      24,908        6.05         31,065        6.23         40,881         6.26
FHLMC.......................................      26,664        6.04         33,036        6.15         42,337         6.16
GNMA .......................................           -           -            852        6.48          1,044         6.93
Other.......................................           -           -          2,033        5.31          5,977         7.36
                                                --------        ----       --------        ----       --------         ----
                                                $107,663        6.41%      $258,825        6.53%      $265,858         6.61%
                                                ========        ====       ========        ====       ========         ====

Available-for-Sale:

Collateralized mortgage obligations (2).....    $229,882        7.04%      $173,544        6.43%      $168,997         6.54%
FNMA........................................       1,141        7.25              -           -              -            -
FHLMC.......................................       1,032        7.76            143        6.61              -            -
GNMA........................................           -           -         15,237        5.40         24,229         6.11
                                                --------        ----       --------        ----       --------         ----
                                                $232,055        7.04%      $188,924        6.34%      $193,226         6.49%
                                                ========        ====       ========        ====       ========         ====


(1) Includes $31.0 million, at December 31, 2000, in private issues from Residential Funding Mortgage securities, Inc. with a fair market value of $31.0 million
(2) Includes $37.5 million, $11.9 million and $11.3 million in private issues of Residential Funding Mortgage Securities, Inc., Countrywide Funding Corp. and G.E. Capital Mortgage Services, Inc., respectively, all stated at the fair market value.

CREDIT EXTENSION ACTIVITIES

     Traditionally, the majority of a typical thrift institution's loan portfolio has consisted of first mortgage loans on residential properties. However, as a result of various legislative and regulatory changes since 1980, the commercial and consumer lending powers of WSFS have increased substantially. Consequently, WSFS initiated a diversification strategy in fiscal year 1984 which included a significant increase in commercial real estate lending. Commercial real estate lending was temporarily discontinued in 1990 and only originations required by previous funding commitments were made. In 1994, WSFS began to originate small business and commercial real estate loans in its primary market area. WSFS' current lending activity is concentrated on lending to consumers and small businesses in the Mid-Atlantic Region of the United States.

     The following table sets forth the composition of the Corporation's loan portfolio by type of loan at each of the dates indicated. Other than as disclosed below, the Company had no concentrations of loans exceeding 10% of total loans at December 31, 2000:

                                                                                 December 31,
                                                 ---------------------------------------------------------------------------
                                                         2000                       1999                      1998
                                                 --------------------     -----------------------     ----------------------
                                                 Amount       Percent       Amount       Percent       Amount       Percent
                                                 ------       -------       ------       -------       ------       -------
                                                                           (Dollars In Thousands)

Residential real estate (1) ................    $440,136       45.7%       $393,243       45.7%       $291,110       39.4%
Commercial real estate:
Commercial mortgage ........................     190,707       19.8%        201,559       23.4%        226,063       30.6%
Construction ...............................      30,183        3.1%         21,561        2.5%         11,642        1.5%
                                                --------      -----        --------      -----        --------      -----
  Total commercial real estate .............     220,890       22.9%        223,120       25.9%        237,705       32.1%
Commercial .................................     151,887       15.7%        115,931       13.5%         97,524       13.2%
Consumer ...................................     175,269       18.2%        154,857       18.0%        141,238       19.1%
                                                --------      -----        --------      -----        --------      -----

Gross loans ................................     988,182      102.5%        887,151      103.1%        767,577      103.8%

Less:
Unearned income ............................       3,268        0.3%          4,355        0.5%          5,383        0.7%
Allowance for loan losses ..................      21,423        2.2%         22,223        2.6%         22,732        3.1%
                                                --------      -----        --------      -----        --------      -----
Net loans ..................................    $963,491      100.0%       $860,573      100.0%       $739,462      100.0%
                                                ========      =====        ========      =====        ========      =====

[RESTUBBED]

                                                                  December 31,
                                                ------------------------------------------------
                                                       1997                       1996
                                                ---------------------     ----------------------
                                                 Amount       Percent        Amount       Percent
                                                 ------       -------        ------       -------
                                                              (Dollars In Thousands)

Residential real estate (1) ................    $287,349       39.1%        $279,060       40.1%
Commercial real estate:
Commercial mortgage ........................     238,533       32.5%         278,935       40.1%
Construction ...............................      12,553        1.7%          27,056        3.9%
                                                --------      -----         --------      -----
  Total commercial real estate .............     251,086       34.2%         305,991       44.0%
Commercial .................................      94,686       12.9%          28,602        4.1%
Consumer ...................................     130,069       17.7%         111,615       16.0%
                                                --------      -----         --------      -----

Gross loans ................................     763,190      103.9%         725,268      104.2%

Less:
Unearned income ............................       4,407        0.6%           5,667        0.8%
Allowance for loan losses ..................      24,057        3.3%          23,527        3.4%
                                                --------      -----         --------      -----
Net loans ..................................    $734,726      100.0%        $696,074      100.0%
                                                ========      =====         ========      =====

(1)  Includes $23,274, $24,572, $3,103, $2,222, and $773 of residential mortgage loans held-for-sale at December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

     The following table sets forth information as of December 31, 2000 regarding the dollar amount of loans maturing in the Company's portfolios, including scheduled repayments of principal, based on contractual terms to maturity. In addition, the table sets forth the dollar amount of loans maturing during the indicated periods, based on whether the loan has a fixed- or adjustable-rate. Loans having no stated maturity or repayment schedule are reported in the one year or less category.

                                                  Less than        One to            Over
                                                  One Year       Five Years       Five Years         Total
                                                  --------       ----------      -----------        --------
                                                                       (In Thousands)

Real estate loans (1).....................        $ 34,505        $172,706         $400,359         $607,570
Construction loans........................          11,683          11,926            6,574           30,183
Commercial loans..........................          41,309          40,514           70,064          151,887
Consumer loans ...........................          63,019          60,258           51,991          175,268
                                                  --------        --------         --------         --------
                                                  $150,516        $285,404         $528,988         $964,908
                                                  ========        ========         ========         ========
Rate sensitivity:
  Fixed...................................        $ 48,549        $192,432         $214,526         $455,507
  Adjustable .............................         101,967          92,972          314,462          509,401
                                                  --------        --------         --------         --------
                                                   150,516         285,404          528,988          964,908
                                                  --------        --------         --------         --------
Gross loans ..............................        $150,516        $285,404         $528,988         $964,908
                                                  ========        ========         ========         ========

(1)  Includes commercial mortgage loans; does not include loans held-for-sale.

     The above schedule does not include any prepayment assumptions. Although prepayments tend to be highly dependent upon the current interest rate environment, management believes that the actual repricing and maturity of the loan portfolio is significantly shorter than is reflected in the above table as a result of prepayments.

Residential Real Estate Lending.

     WSFS originates residential mortgage loans with loan-to-value ratios up to 97%; however, WSFS generally requires private mortgage insurance for up to 30% of the mortgage amount on mortgage loans whose loan-to-value ratio exceeds 80%. WSFS does not have any significant concentrations of such insurance with any one insurer. On a very limited basis, WSFS originates/purchases loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2000, the balance of all such loans was approximately $16.4 million. Generally, residential mortgage loans originated or purchased are underwritten and documented in accordance with standard underwriting criteria published by FHLMC to assure maximum eligibility for subsequent sale in the secondary market; however, unless loans are specifically designated for sale, the Company holds newly originated loans in portfolio for long-term investment. Among other things, title insurance is required, insuring the priority of its lien, and fire and extended coverage casualty insurance for the properties securing the residential loans. All properties securing residential loans made by WSFS are appraised by independent appraisers selected by WSFS and subject to review in accordance with WSFS standards.

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

     Generally, the maximum rate on these loans is up to six percent above the initial interest rate. WSFS generally underwrites adjustable-rate loans under standards consistent with private mortgage insurance and secondary market criteria. WSFS does not originate adjustable-rate mortgages with payment limitations that could produce negative amortization. Consistent with industry practice in its market area, WSFS has typically originated adjustable-rate mortgage loans with initially discounted interest rates. All such loans are underwritten at the fully-indexed rate.

     The retention of adjustable-rate mortgage loans in WSFS' loan portfolio helps mitigate WSFS' risk to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow WSFS to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on WSFS' adjustable-rate mortgages will adjust sufficiently to compensate for increases in WSFS' cost of funds during periods of extreme interest rate increases.

     The original contractual loan payment period for residential loans originated is normally 10 to 30 years. Because borrowers may refinance or prepay their loans without penalty, such loans normally remain outstanding for a substantially shorter period of time. First mortgage loans customarily include "due-on-sale" clauses on adjustable- and fixed-rate loans, which are provisions giving the institutions the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. Due-on-sale clauses are an important means of adjusting the rate on existing fixed-rate mortgage loans to current market rates. WSFS enforces due-on-sale clauses through foreclosure and other legal proceedings to the extent available under applicable laws.

     In addition to loans originated for its own portfolio, WSFS originates nonconforming residential mortgage loans through its non wholly-owned subsidiary, Wilmington National Finance, Inc. ("WNF"), for resale into the secondary market on a servicing release, limited recourse basis. These loans are originated to the underwriting guidelines of the various investors to which WNF sells its loans, and such loans are typically sold to investors within 15 to 45 days of origination.

     The mortgage loans that WNF originates are fully amortizing, fixed or adjustable rate, first or second lien mortgage loans on one-to four-family residential properties with loan-to-value ratios up to 100% and contractual terms of 10 to 30 years. With respect to each property securing a mortgage loan, the underwriting guidelines require among other things, title insurance, fire and extended coverage casualty insurance, and a full appraisal by an independent appraisers selected and reviewed by WNF. The majority of adjustable rate mortgage loans are originated by WNF are indexed to the six month London Interbank Offered Rate (LIBOR) and have rates that adjust every 6 months after a initial fixed rate period of 24 to 36 months, with the adjustments limited to two percentage at any adjustment date and six percentage points over the live of the loan.

     In general, loans are sold without recourse except for the repurchase arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts a default by borrower on the first payment due to the investor. The Company also has limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically one year, with such recourse limited to a pro rata portion of the premium paid by the investor for that loan less any prepayment penalty collectible from the borrower.

Commercial Real Estate, Construction and Commercial Lending.

     Federal savings banks, are generally permitted to invest up to 400% of their total regulatory capital in nonresidential real estate loans and up to 20% of its assets in commercial loans. As a federal savings bank which was formerly chartered as a Delaware savings bank, however, WSFS has certain additional lending authority.

     WSFS offers commercial real estate mortgage loans on multi-family and other commercial real estate. Generally, loan-to-value ratios for such loans do not exceed 80% of appraised value at origination.

     WSFS offers commercial construction loans to developers. In some cases these loans are made as "construction/permanent" loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. Such construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate, in most cases, and adjusted periodically as WSFS' prime rate changes. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration completed plans, specifications, comparables and cost estimates. These items are used, prior to approval of the credit, as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals are to be reviewed independently of the commercial lending area. Generally, the loan-to-value ratio for construction loans does not exceed 75%. The initial interest rate on the permanent portion of the financing is determined based upon the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2000, $61.5 million was committed for construction loans, of which $29.3 million had been disbursed.

     WSFS' commercial lending, excluding real estate loans, includes loans for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes. These loans generally range in amounts up to approximately $5.0 million, and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to WSFS' prime rate or LIBOR at the time of closing. WSFS intends to continue originating commercial loans to small businesses in its market area.

     Commercial, commercial mortgages and construction lending entail significant risk as compared with residential mortgage lending. These loans typically involve larger loan balances concentrated in single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the commercial real estate market or in the economy generally. The majority of WSFS' commercial and commercial real estate loans is concentrated in Delaware and surrounding areas.

     Construction loans involve risks attributable to the fact that loan funds are advanced as the construction progresses. The valuation of the underlying collateral can be difficult to quantify prior to the completion of the construction due to uncertainties inherent in construction such as ever changing construction costs, delays arising from labor or material shortages and other unpredictable contingencies. WSFS attempts to mitigate these risks and plan for these contingencies through additional analysis and monitoring of its construction projects.

     Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25%, if the additional incremental 10% is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. A single large extension of credit by WSFS would be limited by this 15% of capital restriction, except if the extension of credit would be fully or partially secured by U.S. treasury securities. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. In April 1997, WSFS originated a $35.5 million loan to refinance an employee stock ownership plan ("ESOP") loan of a company. Approximately 80% of the loan is secured by discounted U.S. treasury securities. The portion of the loan that is secured by U.S. treasury securities is exempt from the above lending limits. At December 31, 2000, no borrower had collective outstandings exceeding the above limits.

Consumer Lending.

     The primary consumer credit products of the Company are equity secured installment loans and home equity lines of credit. At December 31, 2000, WSFS had equity secured installment loans totaling $113.7 million, which represented 65% of consumer loans. With a home equity line of credit the borrower is granted a line of credit up to 100% of the appraised value (net of any senior mortgages) of the residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time. At December 31, 2000, WSFS had extended a total of $81.7 million in home equity lines of credit, of which $24.4 million had been drawn at the date. Home equity lines of credit potentially offer federal income tax advantages (in certain circumstances the interest paid on a home equity loan can be deductible) and the convenience of checkbook access as well as revolving credit features. Over the past few years, however, home equity lines of credit have decreased as low interest rates offered on first and second mortgage loans have enabled consumers to refinance their mortgages and consolidate debt. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave it inadequately secured, the Company has not had any significant adverse experience to date.

     The table below sets forth consumer loans by type, in dollar amounts and percentages, at the dates indicated.


                                                                                       December 31,
                                                       ---------------------------------------------------------------------------
                                                               2000                       1999                      1998
                                                       --------------------     -----------------------     ----------------------
                                                       Amount       Percent       Amount       Percent       Amount       Percent
                                                       ------       -------       ------       -------       ------       -------
                                                                                 (Dollars In Thousands)


Equity secured installment loans ..............       $113,687      64.8%        $ 97,491       63.0%       $ 87,503       61.9%
Home equity lines of credit....................         24,408      13.9%          26,446       17.1%         27,799       19.7%
Automobile.....................................          9,762       5.6%           9,800        6.3%          8,307        5.9%
Unsecured lines of credit......................         16,739       9.6%          11,370        7.3%         10,444        7.4%
Other..........................................         10,673       6.1%           9,750        6.3%          7,185        5.1%
                                                     ---------     -----         --------      -----        --------      -----

Total consumer loans ..........................      $ 175,269     100.0%        $154,857      100.0%       $141,238      100.0%
                                                     =========     =====         ========      =====        ========      =====

[RESTUBBED]

                                                                      December 31,
                                                    ------------------------------------------------
                                                           1997                       1996
                                                    ---------------------     ----------------------
                                                     Amount       Percent        Amount       Percent
                                                     ------       -------        ------       -------
                                                                  (Dollars In Thousands)


Equity secured installment loans ..............     $ 78,975       60.7%        $ 63,803        57.1%
Home equity lines of credit....................       31,110       23.9%          33,267        29.8%
Automobile.....................................        3,596        2.8%           2,519         2.3%
Unsecured lines of credit......................        9,466        7.3%           7,448         6.7%
Other..........................................        6,922        5.3%           4,578         4.1%
                                                    --------      -----         --------       -----

Total consumer loans ..........................     $130,069      100.0%        $111,615       100.0%
                                                    ========      =====         ========       =====

Loan Originations, Purchase and Sales.

     WSFS has traditionally engaged in lending activities primarily in Delaware and contiguous areas of neighboring states although, as a federal savings bank, WSFS may originate, purchase and sell loans throughout the United States. WSFS has also purchased limited amounts of loans from outside its normal lending area when such purchases are deemed appropriate and consistent with WSFS' overall practices. WSFS originates fixed-rate and adjustable-rate residential real estate loans through banking offices. In addition, for the purpose of originating loans, WSFS has established relationships with correspondent banks and mortgage brokers.

     During 2000, the Company originated $196 million of residential real estate loans, of which $124 million were from WNF compared to 1999 originations of $110 million in total. From time to time, WSFS has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. In addition, increases in residential real estate loans from correspondents and brokers primarily in the mid-atlantic region of the United States totaled $37 million for the year ended December 31, 2000, $75 million for 1999 and $10 million for 1998. Residential real estate loan sales totaled $145 million in 2000, $29 million in 1999 and $75 million in 1998. While WSFS generally intends to hold loans for the foreseeable future, WSFS, beginning in 1989, has undertaken to sell newly originated fixed-rate mortgage loans in the secondary market to control the interest sensitivity of its balance sheet. During the second half of 1993 the Corporation began to hold for investment certain of its fixed-rate mortgage loans, with terms under 30 years, consistent with current asset/liability management strategies.

     WSFS serviced for others approximately $244 million of residential loans at December 31, 2000 compared to $236 million at December 31, 1999. The Company also services residential loans for its portfolio totaling $372 million and $357 million at December 31, 2000 and 1999.

     WSFS originates commercial real estate and commercial loans through WSFS' commercial lending department. Commercial loans are made for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes and also include business loans secured by nonresidential real estate. During 2000, WSFS originated $144 million of commercial and commercial real estate loans compared to $125 million in 1999. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans.

     WSFS' consumer lending is conducted primarily through the branch offices. WSFS originates a variety of consumer credit products, including home improvement loans, home equity lines of credit, automobile loans, credit cards, unsecured lines of credit and other secured and unsecured personal installment loans. During 2000, such consumer loan originations aggregated $106 million compared to $94 million in 1999. See "Consumer Lending" for a further discussion regarding consumer loan originations.

     All loans to one borrower exceeding $1.0 million in aggregate must be approved by a management loan committee. Minutes of the management loan committee meetings and individual loans exceeding $3.0 million approved by the management loan committee are subsequently reviewed by the Executive Committee and Board of Directors of WSFS, with separate approval needed for all loans to any borrower who has direct or indirect outstanding commitments in excess of $3.0 million or for any additional advances or extensions on loans previously classified by WSFS' regulatory authorities or WSFS' Risk Management Department. Officers of WSFS have authority to approve smaller loans in graduated amounts, depending upon their experience and management position.

Fee Income from Lending Activities.

     WSFS realizes interest and loan fee income from lending activities, including fees for originating loans and for servicing loans and loan participations sold. The institution also receive commitment fees for making commitments to originate construction, residential and commercial real estate loans. Additionally, loan fees related to existing loans are received, which include prepayment charges, late charges and assumption fees.

     WSFS offers a range of loan commitments for which fees are charged depending on lengths of the commitment periods. As part of the loan application, the borrower in some instances, also pays WSFS for out-of-pocket costs in reviewing the application, whether or not the loan is closed. The interest rate charged on the mortgage loan is normally the prevailing rate at the time the loan application is approved.

     Loan fees that are considered adjustments of yield in accordance with generally accepted accounting principles are reflected in interest income and represented an immaterial amount of interest income during the three years ended December 31, 2000. Loan fees other than those considered adjustments of yield are reported as loan fee income, a component of other income.

     All fee income on loans originated by WNF for sale to third party investors, which includes origination fees and discount points collected from borrowers and sales premiums paid by investors, are recognized in total upon sale of the loans to the third party investors (less adequate provision for recourse obligations).


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

     The Company endeavors to manage its portfolios to identify problem loans as promptly as possible and take actions immediately which will minimize losses. To accomplish this, WSFS' Risk Management Department monitors the asset quality of the Company's loan and investment in real estate portfolios and reports such information to the Credit Policy Committee the Audit Committee of the Board of Directors and the Controller's Department.

SUBSIDIARIES

     The Corporation has two subsidiaries, Wilmington Savings Fund Society, FSB
(WSFS) and WSFS Capital Trust I. WSFS Capital Trust I was formed in 1998 to issue Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of its 11% Senior Notes due 2005 on December 31, 1998.

     At December 31, 2000, WSFS had three wholly-owned, first-tier subsidiaries which were engaged in leasing, insurance investment products, and securities sales, as well as real estate development. WSFS is the sole investor in and primary lender to its non-bank subsidiaries. At December 31, 2000, it had $224.1 million invested in the equity of these companies and had lent them an additional $23.0 million.

     WSFS Credit Corporation (WCC) which commenced operations in 1974, provides leasing for consumer and business motor vehicles and equipment as well as consumer loans. Prior to 1988, its business had been concentrated in the northern Delaware area, but in 1988 it began expanding its motor vehicle leasing base by originating leases through automobile dealerships in Pennsylvania, New Jersey and Maryland as well as Delaware. In 1996 WCC expanded its market area to parts of western Maryland and West Virginia. WCC underwrites all leases originated through automobile dealers in accordance with underwriting criteria generally consistent with those of WSFS and the leasing industry.

     On December 21, 2000, the Board of Directors of the Corporation approved plans to discontinue the operations of WCC, as a result, the Company has exited the indirect auto leasing business. WCC, which had 7,300 lease contracts and 2,700 loan contracts at December 31, 2000, no longer accepts new applications but will continue to service its existing loans and leases. Management estimates that substantially all loan and lease contracts will mature by December 2003. As discussed in Note 2 of the Financial Statements, the results of WCC are presented as discontinued operations, retroactively restated for all periods presented.

     838 Investment Group, Inc. was formed in 1989. This subsidiary markets various investment and insurance products, such as single-premium annuities and whole life policies, and securities to Bank customers primarily through WSFS' branch system.

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

     Providential Home Income Plan, Inc. (Providential) was a San Francisco-based reverse mortgage lender. WSFS acquired Providential in November 1994 for approximately $24.4 million. The acquisition was accounted for by the purchase method of accounting; accordingly, Providential's results are included in the Corporation's consolidated statement of operations for the period in which it is owned. The management and operations of Providential were merged into WSFS in November 1996.

     In August 1999, the Corporation invested $5.5 million in CustomerOne Financial Network, Inc (C1FN), a St. Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-consumer marketing, servicing, Internet development and technology management for "branchless" financial services. As a result of this investment, C1FN's Internet-only banking structure became part of everbank.com(TM), a division of WSFS. C1FN assists in managing the operations of everbank.com(TM). everbank.com(TM) began marketing internet-only banking to a national clientele in November of 1999.

     WSFS is the single largest shareholder in C1FN, has majority control through a voting trust and, for the year ended December 31, 2000 WSFS shared in 42% of the operating results of C1FN. In addition, WSFS holds warrants for the purchase of 20% additional ownership of C1FN, as well as the option and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at the original WSFS ownership prices. This option expired on July 5, 2000 with no additional investment being made by WSFS.

     On December 29, 2000, C1FN received a $5.0 million investment from a third party investor, with a conditional commitment to invest an additional $12.5 million if and when a separate bank charter is obtained for everbank.com(TM). This investment effectively reduces WSFS' economic ownership of C1FN at December 31, 2000 from 42% to 29%. Since WSFS retains majority control of C1FN through a voting trust, the results of C1FN will continue to be consolidated into the operating results of WSFS until everbank.com(TM) obtains a separate banking charter.

     Additionally, in November 1999, the Corporation expanded the local retail home equity lending business of Community Credit Corporation (CCC) which initially started operations in 1994. CCC was renamed Wilmington National Finance, Inc. (WNF) which expanded its sales to a national level and now aggregates loans primarily through brokers and sells them to investors. WSFS retained a 51% ownership with the remainder held by WNF's executives retained to lead the expansion of WNF. WSFS also has warrants to obtain an additional 15% ownership in WNF. Both C1FN and WNF are consolidated into the financial statements of the Corporation. See Note 19 of the Financial Statements, "Investments in Non-wholly Owned Subsidiaries", for further discussion.

     Both C1FN and WNF are consolidated into the Financial Statements of WSFS Financial Corporation. The portion of equity and operating results attributable to investors in C1FN and WNF other than WSFS are reported as minority interest.

SOURCES OF FUNDS

     WSFS funds operations through retail and wholesale deposit growth as well as through various borrowing sources, including repurchase agreements, federal funds purchased and advances from the Federal Home Loan Bank (FHLB) of Pittsburgh. Loan repayments and investment maturities also provide sources of funds. Loan repayments and investment maturities provide a relatively stable source of funds while certain deposit flows tend to be more susceptible to market conditions. Borrowings are used to fund wholesale asset growth, short-term funding of lending activities when loan demand exceeds projections, or when deposit inflows or outflows are less than or greater than expected. On a long-term basis, borrowings may be used to match against specific loans or support business expansion.

     Deposits. WSFS offers various deposit programs to its customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. WSFS also offers Christmas clubs, Individual Retirement Accounts and Keogh Accounts. In addition, WSFS accepts negotiable rate certificates with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

     WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of 28 branches. Eighteen of these branches are located in northern Delaware's New Castle County, WSFS' primary market. These branches maintain approximately 131,000 total account relationships with approximately 54,200 total households, or 28% of all households in New Castle County, Delaware. The nineteenth branch is in the state capital, Dover, located in central Delaware's Kent County. The nine remaining branches are located in southeastern Pennsylvania.

     everbank.com(TM), a division of WSFS, jointly managed with C1FN, a nonwholly owned subsidiary of WSFS, garners deposits nationally through its Internet banking operations. everbank.com(TM) offers demand deposits, money market deposits and certificates of deposits as well as nondollar denominated deposits. Total deposts at everbankTM were $183.2 million at December 31, 2000.

     The following table sets forth the amount of certificates of deposit of $100,000 or more by time remaining until maturity at the period indicated.


                                                 December 31,
Maturity Period                                      2000
---------------                                 -------------
                                               (In Thousands)

Less than 3 months......................           $19,181
Over 3 months to 6 months...............             8,834
Over 6 months to 12 months..............            13,377
Over 12 months..........................             8,281
                                                   -------
                                                   $49,673
                                                   =======

     Borrowings. The Company utilizes several sources of borrowings to fund operations. As a member of the FHLB of Pittsburgh, WSFS is authorized to apply for advances on the security of their capital stock in the FHLB and certain of their residential mortgages and other assets (principally securities which are obligations of or guaranteed by the United States Government), provided certain standards related to creditworthiness have been met. As a member institution, WSFS is required to hold capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of their outstanding advances, whichever is greater.

     WSFS also sells securities under agreements to repurchase with various brokers as an additional source of funding. When entering into these transactions, WSFS is generally required to pledge either government securities or mortgage-backed securities as collateral for the borrowings.

     In 1998, the Company issued $50.0 million in Trust Preferred securities due December 11, 2028, part of the proceeds of which was used to pay off the $29.1 million in 11% Senior Notes. See Note 9 of the Consolidated Financial Statements for a further discussion of the Trust Preferred securities.

REGULATION

Regulation of the Company

     General. The Company is a registered savings and loan holding company and is subject to Office of Thrift Supervision (OTS) regulation, examination, supervision and reporting requirements. As a subsidiary of a holding company, WSFS is subject to certain restrictions in its dealings with the Company and other affiliates.

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

     Transactions with Affiliates; Tying Arrangements. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Savings associations are also prohibited from extending credit, offering services, or fixing or varying the consideration for any extension of credit or service on the condition that the customer obtain some additional service from the institution or certain of its affiliates or that the customer not obtain services from a competitor of the institution, subject to certain limited exceptions.

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

     The statutory restrictions on the formation of interstate multiple holding companies would not prevent WSFS from entering into other states by mergers or branching. OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless the federal association qualifies as a "domestic building and loan association" under Section.7701(a)(19) of the Internal Revenue Code or as a "qualified thrift lender" under the Home Owners' Loan Act and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or qualified thrift lender. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

Regulation of WSFS

     General. As a federally chartered savings institution, WSFS is subject to extensive regulation by the OTS. The lending activities and other investments of WSFS must comply with various federal regulatory requirements. The OTS periodically examines WSFS for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of WSFS as the insurer of deposits. WSFS must file reports with OTS describing its activities and financial condition. WSFS is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

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

     Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's minority investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 2000, WSFS was in compliance with both the core and tangible capital requirements.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loan loss allowances. The OTS risk-based capital standards require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. A savings association with more than normal interest rate risk is required to deduct an interest rate risk component equal to one-half of the excess of its measured interest rate risk over the normal level from its total capital for purposes of determining its compliance with the OTS risk-based capital guidelines. At December 31, 2000, WSFS was in compliance with the OTS risk-based capital requirements.

     Loans to Directors, Officers and 10% Stockholders. Under Section 22(h) of the Federal Reserve Act, loans to an executive officer or director or to a greater than 10% stockholder of a savings association and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to all such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not discriminate in favor of insiders. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Savings associations are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act which requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 106 of the Bank Holding Company Act of 1956 (BHCA) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

     Deposit Insurance. WSFS may be charged semi-annual premiums by the FDIC for federal insurance on its insurable deposit accounts up to applicable regulatory limits. The FDIC may establish an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of members.

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

     Because the Bank Insurance Fund (BIF) achieved its statutory reserve ratio of 1.25% of insured deposits, the FDIC has eliminated deposit insurance premiums for most BIF members. The FDIC, however, continues to assess BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation (FICO), an agency of the federal government established to help fund takeovers of insolvent thrifts. Until December 31, 1999, BIF members were assessed at approximately one-fifth the rate at which Savings Association Insurance Fund (SAIF) members were assessed. After December 31, 1999, BIF and SAIF members are being assessed at the same rate.

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

     Under the OTS regulations implementing the prompt corrective action provisions of FDICIA, the OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of tangible equity to total assets of less than 2.0%.

     Federal Home Loan Bank System. WSFS is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (FHFB). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Pittsburgh, WSFS is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 2000, of $28.5 million. The FHLB of Pittsburgh offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh. Long term advances may only be made to larger institutions like WSFS for the purpose of providing funds for residential housing finance.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $42.8 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may be to reduce the amount of the institution's interest-earning assets. As of December 31, 2000 WSFS met its reserve requirements.

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

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy regulations will become final, effective in July 2001.

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

Item 2. Properties

     The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 2000.

                                                                                     Net Book Value
                                                                                      Of Property
                                                      Owned/     Date Lease           or Leasehold
Location                                              Leased       Expires          Improvements(2)     Deposits
--------                                              ------     ----------         ---------------     --------
                                                                                          (In Thousands)
                                                                               -----------------------------------
WSFS:
Main Office (1)(2)                                    Owned                              $1,253        $286,387
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch                                   Leased        2003                    101          55,283
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch                                 Leased        2001                      9          23,635
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch                        Leased        2003                     12          66,965
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch                  Leased        2003                     10          58,744
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch                  Leased        2003                     41          87,877
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch                     Leased        2005                     19          58,420
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
University Plaza Shopping Center Branch               Leased        2003                     19          39,630
  I-95 & Route 273
  Newark, DE  19712
College Square Shopping Center Branch(4)              Leased        2007                    274          63,270
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch                  Leased        2013                     12          67,914
  144 N. DuPont Hwy.
  New Castle, DE  19720
Stanton Branch                                        Leased        2001                    169           8,612
  Inside ShopRite at First State Plaza
  1600 W. Newport Pike
  Wilmington, DE  19804
Glasgow Branch                                        Leased        2002                    188          14,510
  Inside Genuardi's at Peoples Plaza
  Routes 40 & 896
  Newark, DE  19804
Middletown Square Shopping Center                     Leased        2004                     58          14,071
  Inside Parkers Thriftway
  701 N. Broad St.
  Middletown, DE 19709
Dover Branch                                          Leased        2005                    129          13,743
  Inside Metro Food Market
  Rt 134 & White Oak Road
  Dover, DE  19901

                                                                                     Net Book Value
                                                                                      Of Property
                                                      Owned/     Date Lease           or Leasehold
Location                                              Leased       Expires          Improvements(2)     Deposits
--------                                              ------     ----------         ---------------     --------
                                                                                          (In Thousands)
                                                                               -----------------------------------
WSFS:
WSFS (continued...):
Pottstown Branch                                        Leased       2001                   190             1,628
  Inside Genuardi's Family Market
  1400 North Charlotte St.
  Pottstown, PA  19461
Royersford Branch                                       Leased       2003                   199             1,787
  Inside Genuardi's Family Markets
  Limerick Square
  70 Buckwater Rd., Suite 211
  Royersford, PA  19468
Glen Eagle Branch                                       Leased       2003                   259             4,803
  Inside Genaurdi's Family Market
  475 Glen Eagle Square
  Glen Mills, PA  19342
University of Delaware-Trabant University Center        Leased       2003                   237             4,095
  17 West Main Street
  Newark, DE  19716
Brandywine Branch                                       Leased       2004                   221            16,506
  Inside Genaurdi's Family Market
  2522 Foulk Road
  Wilmington, DE  19810
Wal-Mart Branch                                         Leased       2004                   273             2,004
  Route 40 & Wilton Boulevard
  New Castle, DE  19720
Chesterbrook Branch                                     Leased       2004                   201             2,538
  Inside Genaurdi's Family Market
  500 Chesterbrook Boulevard
  Wayne, PA  19087
Kimberton Branch                                        Leased       2004                   217             2,101
  Inside Genuardi's Family Market
  Maple Lawn Shopping Center
  542 Kimberton Road
  Phoenixville, PA  19460
King of Prussia Branch                                  Leased       2005                   246             3,900
  Inside Genuardi's Family Market
  310 S. Henderson Road
  King of Prussia, PA  19406
Operations Center                                       Owned                             1,079               N/A
  2400 Philadelphia Pike
  Wilmington, DE  19703
Longwood Branch                                         Leased       2005                   246               587
  830 E. Baltimore Pike
  E. Marlborough, PA  19348
Holly Oak Branch                                        Leased       2005                   192            19,184
  Inside Superfresh
  2105 Philadelphia Pike
  Claymont, DE  19703
Elkins Park Branch                                      Leased       2005                   240             5,528
  More Shopping Center
  7300 Old York Road
  Elkins Park, PA  19027
Hockessin Branch                                        Leased       2015                   623            13,885
  7450 Lancaster Pike
  Wilmington, DE  19707
St. David's Branch                                      Leased       2005                   243               743
  Inside Genuardi's Supermarket
  550 E. Lancaster Ave.
  Wayne, PA  19086

                                                                                     Net Book Value
                                                                                      Of Property
                                                      Owned/     Date Lease           or Leasehold
Location                                              Leased       Expires          Improvements(2)     Deposits
--------                                              ------     ----------         ---------------     --------
                                                                                          (In Thousands)
                                                                               -----------------------------------
WSFS:
Wilmington National Finance:
Marchwood Shopping Center                             Leased       2002                     2               N/A
  4 Marchwood Road
  Exton, PA  19341
6265 Southfront Road                                  Leased       2005                     -               N/A
Livermore, CA
1833 Centre Point Drive                               Leased       2005                     -               N/A
  Suite 123
  Naperville, IL  60566
Suite 350                                             Leased       2005                    24               N/A
  2260 Buler Pike
  Plymouth Meeting, PA  19462
640 Ten Rod Road                                      Leased       2001                     -               N/A
  North Kingstown, RI
University Plaza-Bellevue                             Leased       2005                     -               N/A
  262 Chapman Road
  Newark, DE
Everbank.com(TM):
St. Louis, Missouri                                   Leased       2002                     -           183,241
  555 N New Ballas Road
  Suite 110
  St. Louis, MO  63141
New York                                              Leased       2003                     -               N/A
  11 Oval Drive
  Suite 107
  Islandia, NY  11749-1476
Vermont                                               Leased       2002                     1               N/A
  188 South Main Street
  P.O. Box 1209
  Stowe, VT  05672
Florida (5)                                           Leased       2004                    12               N/A
  2233 N. Commerce Pkwy.
  Suite 1
  Weston, FL  33326
WSFS Credit Corporation:
  30 Blue Hen Drive                                   Leased       2002                   255               N/A
  Suite 200
  Newark, DE 19713
Friess Land (3)                                       Owned          -                  2,158               N/A
Wilmington Gateway:
500 Delaware Ave.                                     Owned          -                  5,974               N/A
Wilmington, DE 19801
                                                                                                     ----------
                                                                                                     $1,121,591


(1) Includes location of executive offices and approximately $147.1 million in brokered deposits.
(2) The net book value of all the Company's investment in premises and equipment totaled $16.8 million at December 31, 2000.
(3) The total includes building and building depreciation listed under Real Estate Held for Investment.
(4)  Includes the Company's Education and Development Center.
(5) Florida location is pending execution of a sublease by C1FN to an independent third party at the same rental cost.

Item 3. Legal Proceedings

     There are no material legal proceedings to which the Company or WSFS is a party or to which any of its property is subject except as discussed in Note 14 to the Consolidated Financial Statements.

Item 4.  Submissions of Matters To a Vote of Security Holders

     No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2000 through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     WSFS Financial Corporation's Common Stock is traded on The Nasdaq Stock MarketSM under the symbol WSFS. At December 31, 2000, the Corporation had 1,926 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

     The closing market price of the common stock at December 31, 2000 was $12 7/8.


                                Stock Price Range                Dividends
                          -----------------------------          ---------
                             Low                 High
                          ---------            --------

2000         1st          $10 11/16            $12 7/8             $ .03
             2nd           10 1/4               13 5/16              .04
             3rd            9 15/16             11 3/8               .04
             4th           10 1/16              12 7/8               .04
                                                                   -----
                                                                   $ .15
                                                                   =====

1999         1st          $14 5/8              $17 3/8             $ .03
             2nd           13 5/8               16                   .03
             3rd           13 7/8               15 3/8               .03
             4th           11 7/8               15 1/4               .03
                                                                   -----
                                                                   $ .12
                                                                   =====

Item 6. Selected Financial Data

                                                          2000         1999          1998          1997          1996
                                                       ----------   ----------    ----------    ----------    ----------
                                                                (Dollars in Thousands, Except Per Share Data)
At December 31,
  Total assets.....................................    $1,739,316   $1,751,037    $1,631,319    $1,510,655    $1,353,519
  Net loans (1)....................................       963,491      860,573       739,462       734,716       695,991
  Investment securities (2)........................        29,740       37,473        37,861        78,655        18,933
  Investment in reverse mortgages, net.............        33,683       28,103        31,293        32,109        35,796
  Other investments................................        39,318       36,526        51,418        74,523        47,337
  Mortgage-backed securities (2)...................       339,718      447,749       459,084       330,274       365,252
  Deposits ........................................     1,121,591      910,090       858,300       766,966       744,886
  Borrowings (3)...................................       443,638      672,465       622,409       615,578       489,819
  Senior notes.....................................             -            -             -        29,100        29,100
  Trust Preferred Borrowings.......................        50,000       50,000        50,000             -             -
  Stockholders' equity ............................        97,146       96,153        85,752        86,759        75,788
  Number of full-service branches (4)..............            28           24            20            16            16

For the Year Ended December 31,
  Interest income..................................   $   129,677  $  108,184     $  105,833    $  107,265     $  96,266
  Interest expense.................................        65,727       58,856        59,775        60,751        53,135
  Other income ....................................        18,101       11,579        11,243         8,785         6,559
  Other expenses ..................................        61,428       42,668        34,501        33,883        31,089
  Income from continuing operations................        15,622       18,086        15,388        14,979        15,222
  Net income ......................................        11,019       19,709        16,512        16,389        16,356
  Earnings per share:
   Basic:
     Income from continuing operations.............          1.46         1.60          1.25          1.20          1.09
     Net income ...................................          1.03         1.74          1.34          1.31          1.18
   Diluted:
     Income from continuing operations.............          1.46         1.59          1.23          1.18          1.08
     Net income ...................................          1.03         1.73          1.32          1.29          1.16

  Interest rate spread.............................          4.76%        3.90%         3.78%         3.78%         3.75%
  Net interest margin..............................          4.57         3.65          3.63          3.71          3.83
  Return on average equity (5).....................         15.95        20.32         16.47         18.51         19.72
  Return on average assets (5).....................          1.04         1.25          1.15          1.14          1.30
  Average equity to average assets (5).............          6.54         6.15          6.96          6.18          6.61

(1)  Includes loans held-for-sale.
(2)  Includes securities available-for-sale.
(3) Borrowings consist of FHLB advances, securities sold under agreement to repurchase and municipal bond repurchase obligations. The municipal bond repurchase obligation was called in 1996.
(4)  WSFS opened two branches in 1996 and four branches in 1998, 1999 and 2000.
(5)  Based on continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. These grandfathered powers have allowed WSFS to diversify its revenue sources to a greater extent than most savings banks. WSFS has served the residents of the Delaware Valley for 169 years. WSFS is the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The long-term goal of the Corporation is to maintain its high-performing financial services company status by focusing on its core banking business while developing unique profitable niches in complementary businesses which may operate outside WSFS' geographical footprint.

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services funding these activities primarily with retail deposits and borrowings. The banking operations of WSFS are conducted from 28 retail banking offices located in northern Delaware and southeastern Pennsylvania. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

         Fully owned subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; and 838 Investment Group, Inc., which markets various insurance products and securities through WSFS' branch system. An additional subsidiary, Star States Development Company
(SSDC), is currently inactive having sold its final parcel of land in 1998.

         On December 21, 2000, the Board of Directors of the Corporation approved plans to discontinue the operations of WCC, and as a result, the Company has exited the indirect auto leasing business. WCC, which had 7,300 lease contracts and 2,700 loan contracts at December 31, 2000, no longer accepts new applications but will continue to service its existing loans and leases. Management estimates that substantially all loan and lease contracts will mature by December 2003. As discussed in Note 2 of the Financial Statements, the results of WCC are presented as discontinued operations, retroactively restated for all periods presented.

         In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc. (C1FN), a St. Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-consumer marketing, servicing, Internet development and technology management for "branchless" financial services. As a result of this investment, C1FN's Internet-only banking structure became part of everbank.com(TM), a division of WSFS. C1FN assists in managing the operations of everbank.com(TM). everbank.com(TM) began marketing Internet-only banking to a national clientele in November of 1999.

         WSFS is the single largest shareholder in C1FN, has majority control through a voting trust and as a result, consolidates the results of C1FN in the WSFS Financial Statements. For the year ended December 31, 2000 WSFS shared in 42% of the operating results of C1FN. In addition, WSFS holds warrants for the purchase of 20% additional ownership of C1FN, as well as the option and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at current offered ownership prices. This option expired on July 5, 2000 with no additional investment being made by WSFS.

         On December 29, 2000, C1FN received a $5.0 million investment from a third party investor with a conditional commitment to invest an additional $12.5 million if and when a separate bank charter is obtained for everbank.com(TM). This investment effectively reduces WSFS' economic ownership of C1FN at December 31, 2000 from 42% to 29%. Since WSFS retains majority control of C1FN through a voting trust, the results of C1FN will continue to be consolidated into the operating results of WSFS until everbank.comTM obtains a separate banking charter.

         Additionally, in November 1999, the Corporation expanded the local retail home equity lending business of Community Credit Corporation (CCC) which began operations in 1994. CCC was renamed Wilmington National Finance, Inc.
(WNF) which expanded its sales to a national level and now aggregates loans through brokers and sells them to investors. WSFS retained a 51% ownership with the remainder held by WNF's executives retained to lead the expansion of WNF. WSFS also has warrants to obtain an additional 15% ownership in WNF. Both C1FN and WNF are consolidated into the Financial Statements of the Corporation. See
Note 19 of the Financial Statements, "Investments in Non-Wholly Owned Subsidiaries", for further discussion.

         The following discussion focuses on the major components of the Company's operations and presents an overview of the significant changes in the results of operations for the past three fiscal years and financial condition during the past two fiscal years. This discussion should be reviewed in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.

RESULTS OF OPERATIONS

         The Corporation recorded net income of $11.0 million for the year ended December 31, 2000, compared to $19.7 million and $16.5 million in 1999 and 1998, respectively. Income from continuing operations was $15.6 million, $18.1 million and $15.4 million for the years ended December 31, 2000, 1999 and 1998, respectively

         Net Interest Income. Net interest income is the most significant component of operating income to the Corporation. Net interest income relies upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by regulatory, economic and competitive factors that affect interest rates, loan demand and deposit flows. The level of nonperforming loans can also impact the interest rate spread by reducing the overall yield on the loan portfolio.

         Net interest income increased 30% to $64.0 million in 2000 compared with $49.3 million in 1999. Total interest income increased $21.5 million, between 1999 and 2000, primarily due to an increase in average balances for loans of $133.7 million over the previous year, offset in part by a $114.5 million decrease in mortgage-backed securities. In addition to this positive volume variance impact, overall rates were higher in 2000 than in 1999, and specifically, the average yield on the reverse mortgage portfolio increased to 58.92% from 23.87%, between 2000 and 1999. For further discussion on reverse mortgages see Note 16 of the Financial Statements.

         Total interest expense increased $6.9 million from 1999 and 2000 as a result of the growth in interest-bearing deposits by an average of $111.6 million, partially offset by a $95.0 million decrease in average borrowings. The average rates on deposits increased 56 basis points from 4.21% to 4.77%, while the rates on FHLB and other borrowings increased 57 basis points and 61 basis points, respectively. The cost of funding discontinued operations resulted in an overall decrease in total interest expense of $1.4 million between 1999 and 2000, as a result of the declining balance of this business in 2000.

         Between 1998 and 1999, interest income increased $2.4 million, while interest expense decreased $919,000. The primary increase in interest income was related to the increase in average balances for mortgaged-backed securities of $69.1 million and an increase in average loan balances of $46.4 million. This was offset by a decrease in average interest rates in 1999 versus 1998. The decrease in interest expense was primarily due to a decline in average rates offset by an increase in average borrowings of $32.6 million. This was partially offset by a decline in the average rate paid on deposits and borrowings of 42 basis points and 34 basis points respectively, between 1999 and 1998. There was also a $1.2 million decrease to total interest expense related to the funding of discontinued operations between 1999 and 1998.

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

                                                                                    Year Ended December 31,
                                                              -------------------------------------------------------------
                                                                     2000 vs. 1999                      1999 vs. 1998
                                                              -------------------------           -------------------------
                                                              Volume      Rate      Net           Volume    Rate      Net
                                                              ------      ----      ---           ------    ----      ---
                                                                                   (Dollars In Thousands)
Interest income:
    Real estate loans (1)..........................           $ 7,173  $   651   $ 7,824         $ 2,259  $(4,208) $ (1,949)
    Commercial loans ..............................             2,378      475     2,853             841     (450)      391
    Consumer loans.................................             1,966      238     2,204           1,075     (417)      658
    Loans held-for-sale............................             1,125       93     1,218              59      (33)       26
    Mortgage-backed securities.....................            (7,619)   2,197    (5,422)          4,356     (552)    3,804
    Investment securities .........................               634        4       638            (679)      5       (674)
    Other..........................................               532   11,646    12,178          (1,799)   1,894        95
                                                              -------  -------   -------         -------  -------  --------
                                                                6,189   15,304    21,493           6,112   (3,761)    2,351
                                                              -------  -------   -------         -------  -------  --------

Interest expense:
    Deposits:
      Money market and interest-bearing demand.....             2,818    1,873     4,691             227     (260)      (33)
      Savings......................................             1,191    2,102     3,293           1,525      (19)    1,506
      Retail time deposits.........................            (1,279)     815      (464)         (1,979)  (2,081)   (4,060)
      Jumbo certificates of deposit ...............            (1,769)     195    (1,574)            878     (165)      713
      Brokered certificates of deposit ............             2,999      804     3,803           2,981     (484)    2,497
    FHLB of Pittsburgh advances....................            (4,292)   2,530    (1,762)          2,920   (1,484)    1,436
    Senior notes and trust preferred borrowings....                 -      513       513           1,461   (1,028)      433
    Other borrowed funds...........................            (1,146)     900      (246)         (2,083)    (153)   (2,236)
    Cost of funding discontinued operations........                 -   (1,383)   (1,383)              -   (1,175)   (1,175)
                                                              -------  -------   -------         -------  -------  --------
                                                               (1,478)   8,349     6,871           5,930   (6,849)     (919)
                                                              -------  -------   -------         -------  -------  --------
Net change, as reported............................             7,667    6,955    14,622             182    3,088     3,270
                                                              -------  -------   -------         -------  -------  --------

Tax-equivalent effect (2) .........................                (1)      (1)       (2)             (2)     (79)      (81)
                                                              ------- ---------- -------         -------  -------  --------
Net change, tax-equivalent basis...................           $ 7,666  $ 6,954   $14,620         $   180  $ 3,009  $  3,189
                                                              =======  =======   =======         =======  =======  ========

(1) Includes commercial mortgage loans.
(2) The tax-equivalent income adjustment relates primarily to a commercial loan.

The following table, in thousands except yield and rate data, provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

                                                                                          Year Ended December 31,
                                                 -------------------------------------------------------------------------
                                                              2000                                 1999
                                                 -----------------------------       ----------------------------------
                                                 Average               Yield/        Average                    Yield/
                                                 Balance    Interest   Rate(1)       Balance      Interest      Rate(1)
                                                 -------    --------   -------       -------      --------      -------
                                                                                               (Dollars in Thousands)
Assets
Interest-earning assets:
Loans(2)(3):
  Real estate loans (4).......................   $622,932   $ 51,264    8.23%      $  535,623     $ 43,440        8.11%
  Commercial loans ...........................    124,742     10,131    8.89           98,440        7,278        8.44
  Consumer loans..............................    165,983     16,273    9.80          145,943       14,069        9.64
                                               ----------   --------               ----------     --------
     Total loans..............................    913,657     77,668    8.63          780,006       64,787        8.45

Mortgage-backed securities (5)................    369,780     25,118    6.79          484,254       30,540        6.31
Loans held-for-sale (3).......................     16,577      1,477    8.91            3,739          259        6.93
Investment securities (5).....................     46,703      2,980    6.38           36,792        2,342        6.37
Other interest-earning assets.................     76,358     22,434   29.38           77,705       10,256       13.20
                                               ----------   --------               ----------     --------
  Total interest-earning assets...............  1,423,075    129,677    9.19        1.382,496      108,184        7.91
                                               ----------   --------               ----------     --------
Allowance for loan losses.....................    (22,427)                            (22,705)
Cash and due from banks.......................     55,050                              50,640
Other noninterest-earning assets..............     40,861                              35,748
Net assets from discontinued operations           228,544                             238,479
                                               ----------                          ----------
  Total assets................................ $1,725,103                          $1,684,658
                                               ==========                          ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
  Money market and interest-bearing demand ... $  158,849      6,186    3.89%      $   70,400     $  1,495        2.12%
  Savings.....................................    273,675     10,764    3.93          239,034        7,471        3.13
  Retail time deposits........................    275,399     13,687    4.97          301,738       14,151        4.69
  Jumbo certificates of deposits .............     30,671      1,713    5.59           62,532        3,287        5.26
  Brokered certificates of deposits...........    160,753     10,541    6.56          114,006        6,738        5.91
                                               ----------   --------               ----------     --------
     Total interest-bearing deposits..........    899,347     42,891    4.77          787,710       33,142        4.21
FHLB of Pittsburgh advances...................    397,672     23,459    5.90          473,458       25,221        5.33
Senior notes and trust preferred borrowings...     50,000      4,694    9.23           50,000        4,181        8.36
Other borrowed funds..........................    137,340      8,580    6.25          156,544        8,826        5.64
Cost of funding discontinued operations.......          -    (13,897)                       -      (12,514)
                                               ----------   --------               ----------     --------
Total interest-bearing liabilities............  1,484,359     65,727    4.43        1,467,712       58,856        4.01
                                                            --------                              --------
Noninterest-bearing demand deposits...........    119,928                             105,883
Other noninterest-bearing liabilities.........     18,975                              20,191
Minority interest.............................      3,912                               1,885
Stockholders' equity..........................     97,929                              88,987
                                               ----------                          ----------
  Total liabilities and stockholders' equity.. $1,725,103                          $1,684,658
                                               ==========                          ==========
Excess (deficit) of interest-earning assets
  over interest-bearing liabilities........... $  (61,284)                         $  (85,216)
                                               ==========                          ==========
Net interest and dividend income..............              $ 63,950                              $ 49,328
                                                            ========                              ========
Interest rate spread..........................                          4.76%                                     3.90%
                                                                       =====                                     =====
Interest rate margin..........................                          4.57%                                     3.65%
                                                                       =====                                     =====
Net interest and dividend income to
  total average assets........................                          3.77%                                     3.00%
                                                                       =====                                     =====

                             [RESTUBBED FOR ABOVE]

                                              -----------------------------------
                                                               1998
                                                  -------------------------------
                                                  Average                  Yield/
                                                  Balance     Interest    Rate(1)
                                                  -------     --------    -------

Assets
Interest-earning assets:
Loans(2)(3):
  Real estate loans (4).......................    $509,422    $ 45,389      8.91%
  Commercial loans ...........................      89,330       6,887      8.96
  Consumer loans..............................     134,888      13,411      9.94
                                                ----------    --------
     Total loans..............................     733,640      65,687      9.12

Mortgage-backed securities (5)................     415,141      26,736      6.44
Loans held-for-sale (3).......................       2,935         233      7.94
Investment securities (5).....................      47,430       3,016      6.36
Other interest-earning assets.................     104,485      10,161      9.72
                                                ----------    --------
  Total interest-earning assets...............   1,303,631     105,833      8.21
                                                              --------
Allowance for loan losses.....................     (23,621)
Cash and due from banks.......................      29,040
Other noninterest-earning assets..............      32,273
Net assets from discontinued operations            202,980
                                                ----------
  Total assets................................  $1,544,303
                                                ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
  Money market and interest-bearing demand ...  $   60,746    $  1,528      2.52
  Savings.....................................     189,744       5,965      3.14
  Retail time deposits........................     341,257      18,211      5.34
  Jumbo certificates of deposits .............      45,924       2,574      5.60
  Brokered certificates of deposits...........      64,302       4,241      6.60
                                                ----------    --------
     Total interest-bearing deposits..........     701,973      32,519      4.63
FHLB of Pittsburgh advances...................     419,849      23,785      5.67
Senior notes and trust preferred borrowings...      34,201       3,748     10.96
Other borrowed funds..........................     193,315      11,062      5.72
Cost of funding discontinued operations.......           -     (11,339)
                                                ----------    --------
Total interest-bearing liabilities............   1,349,338      59,775      4.43
                                                              --------
Noninterest-bearing demand deposits...........      84,631
Other noninterest-bearing liabilities.........      16,918
Minority interest.............................           -
Stockholders' equity..........................      93,416
                                                ----------
  Total liabilities and stockholders' equity..  $1,544,303
                                                ==========
Excess (deficit) of interest-earning assets
  over interest-bearing liabilities...........  $  (45,707)
                                                ==========
Net interest and dividend income..............                 $46,058
                                                               =======
Interest rate spread..........................                              3.78%
                                                                           =====
Interest rate margin..........................                              3.63%
                                                                           =====
Net interest and dividend income to
  total average assets........................                              3.06%
                                                                           =====

(1) Weighted average yields have been computed on a tax-equivalent basis.
(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes commercial mortgage loans.
(5) Includes securities available-for-sale.

                      (This page intentionally left blank.)

         Provision for Loan Losses. The Corporation considers, among other things, identifiable and inherent risks in its loan portfolio in periodically establishing the amount of the provision for loan losses and the amount of the allowance for loan losses. Such risks are determined based upon an ongoing review of the loan portfolio, which includes the identification and assessment of adverse situations that may affect borrowers' debt servicing ability, an analysis of overall portfolio quality and prior loan loss experience as well as an appraisal of current economic conditions. Accordingly, the allowance for loan losses is maintained at a level which management deems adequate to provide for known and inherent losses.

         The Corporation's continued efforts to invest in quality loans and resolve and collect problem loans, including nonaccrual and restructured loans favorably impacted the provision. This was evident in 2000 as the provision for loan losses of $894,000 was a decrease of $110,000 from 1999. The allowance for loan losses was $21.4 million at December 31, 2000, a 3.6% decrease from the level reported at December 31, 1999.

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

         Other Income. Other income of $18.1 million in 2000, increased $6.5 million, or 56% during 2000 from 1999. The Corporation's two new not wholly-owned startup initiatives, C1FN and WNF contributed $5.2 million to the positive variance, mainly in the form of gains on the sale of loans and other income. In 1999 the Corporation recorded a $2.0 million loss on the sale of below-market yielding securities and loans. Credit/debit and ATM income grew $1.6 million during 2000, due to the continued expansion of WSFS' ATM network and customer card usage. At December 31, 2000 WSFS derived income from 2,001 ATMs compared to 1,049 at December 31, 1999. In addition, deposit service charges increased $1.6 million to $7.1 million, a result of the 23.2% growth in core deposits. Partially offsetting these increases was a $3.8 million increase in securities losses. These losses were a result of the Corporation's de-leveraging strategy, in which the Corporation sold below-market yielding investments to payoff higher cost borrowings.

         Other income of $11.6 million in 1999, increased $336,000 during 1999 from 1998. Credit/debit and ATM income grew $1.2 million during 1999, due to the continued expansion of WSFS' ATM network and customer card usage. At December 31, 1999 WSFS derived income from 1,049 ATMs compared to 757 at December 31, 1998. In addition, deposit service charges increased $1.1 million as a result of growth in deposits. Partially offsetting these increases was $602,000 in securities losses and a $1.0 million loss on the sale of loans. These losses were a result of the Corporation's de-leveraging strategy, in which the Corporation sold below-market yielding investments to pay off higher cost borrowings.

                  Other Expenses. Other expenses of $61.4 million in 2000, increased $18.8 million or 44% during 2000 from 1999. The Corporation's two new, not wholly-owned, startup initiatives, C1FN and WNF accounted for $14.2 million of this increase, mainly in salaries, benefits and other compensation. The unowned portion of the results of these subsidiaries has been reflected in minority interest, on an after-tax basis, in the consolidated statement of operations. Excluding these two startup initiatives expenses increased $5.0 million or 12% during 2000 from 1999. These increases were mainly in salaries, equipment expense, occupancy expense and other expenses; partially offset by lower data processing and operations expense, which decreased by $653,000. The increases were primarily attributable to investments in retail banking offices, as the Corporation added four new branch offices during the year, and the expansion of the CashConnect Division (ATM unit). In addition, during the third quarter of 2000 the Corporation re-assumed all responsibility for loan and deposit operations that were previously outsourced through ALLTEL, the Corporation's information technology provider. As a result, approximately sixty associates that were previously employed by ALLTEL were re-hired by the Corporation. Expenses previously recorded as data processing and operations are currently reflected in salaries and benefit expenses.

         Other expenses of $42.7 million increased $8.2 million or 24% during 1999 from 1998. Expenses increased mainly in salaries, equipment expense, professional fees and data processing and operations expense. These increases were attributable to investments in retail banking offices, ATMs, and improvements in technology. As part of this investment the Corporation added four new branch offices during the year. In addition, expenses of $2.0 million from the not wholly-owned C1FN and WNF investments are included in other expenses. The unowned portion of the results of these subsidiaries has been eliminated through minority interest, on an after-tax basis, in the consolidated statement of operations.

         Income Taxes. The Corporation recorded a $276,000 tax provision for the year ended December 31, 2000 compared to tax provisions of $1.2 million and $5.5 million for the years ended December 31, 1999 and 1998, respectively. The provision for income taxes includes federal, state, and local income taxes that are currently payable and those deferred because of temporary differences between the financial reporting bases and the tax reporting bases of assets and liabilities.

         The years 2000, 1999, and 1998 include the recording of $2.9 million, $5.1 million, and $2.7 million, respectively, in tax benefits, resulting from the merger of a former subsidiary into WSFS. As a consequence of this merger, certain tax benefits, which were previously offset by a valuation allowance, are now recognizable based primarily upon the continued profitability of the WSFS consolidated group.

         Approximately $18 million in gross deferred tax assets of the Corporation at December 31, 2000 is related to built-in losses on reverse mortgages that are attributable to a former subsidiary, Providential. Management has continued to assess substantial valuation allowances on these deferred tax assets due to limitations imposed by the Internal Revenue Code and uncertainties, including the timing of settlement and realization on these assets. As historical data accumulates, management continues to obtain more information on which to base the potential recognition of these assets.

         The Corporation analyzes its projection of taxable income on an ongoing basis and makes adjustments to its provision for income taxes, accordingly. For additional information regarding the Corporation's tax provision and net operating loss carryforwards, see Note 12 to the Financial Statements.

FINANCIAL CONDITION

         Total assets decreased $11.7 million or .7% during 2000 to $1.739 billion. This decline occurred predominantly in mortgage-backed securities, partially offset by an increase in loans. The decline in mortgage-backed securities resulted primarily from a deleveraging strategy in which the Corporation divested of certain investment securities and residential mortgages with below-market interest rates, thereby repositioning the balance sheet to allow room for other strategies. Total liabilities decreased $13.5 million during the year to $1.636 billion at December 31, 2000. This decrease occurred primarily in borrowings which declined $228.8 million during the period, as proceeds from the investment and loan sale were used to repay $164.0 million in FHLB advances. Partially offsetting this decrease were deposits which increased $211.5 million. Stockholder's equity increased $1.0 million to $97.1 million at December 31, 2000. This increase resulted primarily from earnings and the increase in other comprehensive income, offset in part by the acquisition of treasury stock and cash dividends paid.

         Investments. Between December 31, 2000 and 1999, total investments increased $639,000. During 2000, investments in reverse mortgages increased $5.6 million while federal funds sold increased $3.5 million. These increases were partially offset by a $7.7 million decrease in investment securities.

         Mortgage-backed Securities. Investments in mortgage-backed securities decreased $108.0 million during 2000 to $339.7 million. This decline resulted primarily from the sale of $225.9 million in mortgage-backed securities, which was mainly a result of the deleveraging strategy. Also contributing to this decline were $97.8 million in principal repayments. These decreases were partially offset by purchases of $210.4 million.

         Loans. Net loans, including loans held-for-sale, increased $102.9 million between December 31, 1999 and 2000. This increase was primarily due to a $48.9 million increase in residential mortgages, a $3.6 million and a $20.4 million increase in commercial and consumer loans, respectively.

         Deposits. Deposits grew $211.5 million during 2000. This growth was largely attributable to a net inflow of deposits of $186.6 million in 2000 and interest credited to deposits of $30.2 million in 2000. The table below depicts the changes in deposits over the last three years:

                                                   Year Ended December 31,
                                            ------------------------------------
                                                2000        1999          1998
                                                ----        ----          ----
                                                        (In Millions)

Beginning balance.......................... $  910.0       $858.3         $767.0
Interest credited..........................     30.2         25.0           24.4
Deposit inflows, net.......................    181.4         26.8           66.9
                                            --------       ------         ------
Ending balance............................. $1,121.6       $910.1         $858.3
                                            ========       ======         ======

         Borrowings. Total borrowings decreased $228.8 million between December 31, 2000 and 1999. Advances from the Federal Home Loan Bank decreased $164.0 million and federal funds purchased and securities sold under agreement to repurchase decreased $74.6 million. The proceeds from the investment and loan sales as well as deposit inflows were used to repay these balances.

         Stockholders' Equity. Stockholders' equity increased $1.0 million to $97.1 million at December 31, 2000. This increase included $11.0 million in net income and a $3.5 million in other comprehensive income. This was offset in part by the acquisition of 1,101,500 shares of treasury stock for $12.7 million and dividends of $1.6 million declared and paid to stockholders.

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

         In general, interest rate risk is mitigated by closely matching the maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread. Management regularly reviews the Corporation's interest-rate sensitivity, and uses a variety of strategies as needed to adjust that sensitivity within acceptable tolerance ranges established by management and the board of directors. Changing the relative proportions of fixed-rate and adjustable-rate assets and liabilities is one of the primary strategies utilized by the Corporation to accomplish this objective.

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

         The repricing and maturities of the Corporation's interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2000 are set forth in the following table:

                                                            Less than         One to               Over
                                                            One Year        Five Years          Five Years       Total
                                                            ----------      ----------          ----------     ----------
                                                                                 (Dollars in Thousands)
Interest-rate sensitive assets (1):
   Real estate loans (2)................................    $ 202,467        $219,776            $215,509      $  637,752
   Commercial loans.....................................       75,926          21,764              54,197         151,887
   Consumer loans.......................................       63,050          60,228              51,991         175,269
   Mortgage-backed securities...........................      269,731          45,640              24,347         339,718
   Loans held-for-sale..................................       23,274               -                   -          23,274
   Investment in reverse mortgages......................        1,469           8,740              23,474          33,683
   Investment securities................................       17,994           4,834               6,912          29,740
   Other investments....................................       39,318               -                   -          39,318
                                                            ---------        --------            --------      ----------
                                                              693,229         360,982             376,430       1,430,641
                                                            ---------        --------            --------      ----------
Interest-rate sensitive liabilities:
   Money market and interest-bearing
      demand deposits ..................................      183,381               -              60,739         244,120
   Savings deposits.....................................       63,664               -             225,718         289,382
   Retail time deposits.................................      206,104          75,040               1,695         282,839
   Jumbo certificates of deposit........................       18,080             950                   -          19,030
   Brokered certificates of deposit.....................      138,746           8,346                   -         147,092
   FHLB advances........................................      236,000         115,000                   -         351,000
   Trust preferred borrowings and interest rate cap.....            -               -              50,000          50,000
   Other borrowed funds.................................       67,638          25,000                   -          92,638
                                                            ---------        --------            --------      ----------
                                                              913,613         224,336             338,152       1,476,101
                                                            ---------       ---------            --------      ----------
Excess of interest-rate sensitive
   assets over interest-rate sensitive liabilities
   ("interest-rate sensitive gap")......................    $(220,384)       $136,646            $ 38,278      $  (45,460)
                                                            =========        ========            ========      ==========

Interest-rate sensitive assets/interest-rate sensitive
   liabilities..........................................       75.88%
Interest-rate sensitive gap as a percent of total
   assets...............................................      (12.66%)

(1) Interest-sensitive assets of discontinued operations (WCC) are excluded, however, funding of $203.6 million for these assets have been included.
(2) Includes commercial mortgage loans.

         To provide a more accurate one-year gap position of the Corporation, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of WSFS' deposit accounts, that 35% of money market and 25% of interest-bearing demand deposits are sensitive to interest rate changes and that 22% of savings deposits are sensitive to interest rate changes. Accordingly, these interest-sensitive portions are classified in the less than one-year category with the remainder in the over five-year category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index.

         Deposit rates other than time deposit rates are variable, and changes in deposit rates are generally subject to local market conditions and management's discretion and are not indexed to any particular rate.

         In November 1998, the Corporation purchased a ten-year interest rate cap in order to limit its exposure on $50 million of variable rate trust preferred securities issued in November 1998. This derivative instrument caps 3-month LIBOR (the base rate of the trust preferred) at 6.00%. The trust preferred is classified in the over five-year category reflecting the effective inability to price upward beyond the capped rate for the balance of the term on the interest rate cap.

         Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversly, during a period of falling rates, a positive gap would result in a decrease in net interest income while a negative gap would augment net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities, which contractually reprice within the rate period, may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position throughout the year.

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivatives Activities." This test measures the impact on the net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of the estimated cash flows from assets, liabilities, and off-balance sheet contracts. The table below is the estimated impact of immediate changes in interest rates on net interest margin and net portfolio value at the specified levels at December 31, 2000 and 1999, calculated in compliance with Thrift Bulletin No. 13A:

                                                    December 31,
               --------------------------------------------------------------------------------------
                                              2000                                 1999
                                --------------------------------      -------------------------------
       Change in Interest       % Change in                           % Change in
              Rate              Net Interest       Net Portfolio      Net Interest      Net Portfolio
         (Basis Points)          Margin (1)           Value (2)        Margin (1)          Value (2)
         --------------          ----------        -------------      ------------      -------------
              +300                   6%               6.34%              4%                5.76%
              +200                   4%               6.50%              3%                6.07%
              +100                   2%               6.68%              2%                6.40%
                 0                   0%               6.88%              0%                6.88%
              -100                  -2%               7.21%             -2%                7.16%
              -200                  -3%               7.82%             -3%                7.73%
              -300                  -4%               8.59%             -5%                8.41%

(1) This column represents the percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate environment changes.

(2) This column represents the net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected under the various rate environment changes.

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

   The following table sets forth the Corporation's non-performing assets, restructured loans and past due loans at the dates indicated:

                                                                                     December 31,
                                                          -----------------------------------------------------------------
                                                            2000           1999          1998           1997          1996
                                                            ----           ----          ----           ----          ----
                                                                                  (Dollars in Thousands)
Nonaccruing loans:
     Commercial....................................       $ 2,766        $ 2,630        $ 2,182       $ 1,216       $   550
     Consumer......................................           383            251            312           194           216
     Commercial mortgages..........................         2,272          1,808          2,383         3,919         3,243
     Residential mortgages.........................         2,704          2,617          3,068         3,710         3,789
     Construction..................................           210              -              -            38         3,529
                                                          -------        -------        -------       -------     ---------

Total nonaccruing loans............................         8,335          7,306          7,945         9,077        11,327

Nonperforming investments in real estate...........             -              -             76           989         1,500
Assets acquired through foreclosure................           630            853          2,588         3,092         5,809
                                                          -------        -------        -------       -------       -------

Total nonperforming assets.........................       $ 8,965        $ 8,159        $10,609       $13,158       $18,636
                                                          =======        =======        =======       =======       =======

Restructured loans.................................       $     -        $     -        $     -       $ 4,740       $10,967
                                                          =======        =======        =======       =======       =======

Past due loans:
     Residential mortgages.........................       $   449        $   333        $   247       $   315       $   328
     Commercial and commercial mortgages...........           790            504          2,654         1,909           797

     Consumer......................................           199            197             41            82           162
                                                          -------        -------        -------       -------       -------

Total past due loans...............................       $ 1,438        $ 1,034        $ 2,942       $ 2,306       $ 1,287
                                                          =======        =======        =======       =======       =======

Ratio of nonaccruing loans to total
     loans(1)......................................          0.87%          0.85%          1.05%         1.20%         1.57%
Ratio of allowance for loan losses to gross
     loans(1)......................................          2.22%          2.58%          2.97%         3.16%         3.25%
Ratio of nonperforming assets to total assets......          0.52%          0.47%          0.65%         0.87%         1.37%
Ratio of loan losses allowance to nonaccruing
     loans(2)......................................        248.81%        294.16%        286.13%       252.24%       208.61%
Ratio of loan losses and foreclosed asset
     allowance to total nonperforming assets(2)....        234.01%        266.52%        216.73%       174.08%       131.12%

(1) Total loans exclude loans held-for-sale.
(2) The applicable allowance represents general valuation allowances only.

         Total nonperforming assets decreased by $2.5 million between 1998 and 1999 and increased $806,000 between 1999 and 2000. The year-over-year increase reflects the addition in the second quarter 2000 of a $2.6 million commercial real estate relationship. Management does not expect any significant loss on this loan. In 2000, $4.3 million in collections of such assets, as well as $1.2 million in transfers to accrual/restructured status contributed to the reduction in nonperforming assets. Such decreases were offset by the addition of $8.3 million of assets that were not previously classified as nonperforming assets.

         An analysis of the change in the balance of nonperforming assets during the last three fiscal years is presented below:

                                                                      Year Ended December 31,
                                                              --------------------------------------
                                                                2000             1999           1998
                                                                ----             ----           ----
                                                                           (In Thousands)

Beginning balance.......................................      $ 8,159          $10,609        $13,158
      Additions.........................................        8,332            6,912          7,296
      Collections  .....................................       (4,323)          (5,041)        (6,653)
      Transfers to accrual/restructured status..........       (1,227)          (2,937)        (1,566)
      Transfers to investment in real estate............            -                -              -
      Charge-offs/write-downs...........................       (1,976)          (1,384)        (1,626)
                                                              -------          -------        -------

Ending balance..........................................      $ 8,965          $ 8,159        $10,609
                                                              =======          =======        =======

         The level of nonaccruing loans to total loans ratio increased from 0.85% in 1999 to 0.87% in 2000. The nonperforming assets to total assets ratio increased from 0.47% in 1999 to 0.51% in 2000. These increases were primarily due to the increase in nonaccruing loans and nonperforming loans and nonperforming assets.

         In 2000, an increase of $464,000 in the commercial mortgage category and an increase of $210,000 in construction loans accounted for the majority of the increase in total nonperforming assets.

         Allowance for Loan Losses. The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for known and inherent losses based upon an evaluation of risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios, which include factors such as identification of adverse situations that may affect the borrower's ability to repay, a review of overall portfolio quality, prior loss experience and an assessment of current and expected economic conditions. Changes in economic conditions and economic prospects of debtors can occur quickly, and as a result, impact the estimates made by management.

         Additionally, each quarter, management evaluates the collectibility of each loan in the nonperforming portfolio and the fair value of each asset in the assets acquired through foreclosure category. The most frequent forms of collateral for loans and foreclosed assets are income-producing properties, business-owned real estate and personal residences. The value of such collateral is frequently verified through the use of outside appraisals. Appraisals of collateral, together with the value of guarantees and the worth of other collateral, are combined to recognize current losses, write-downs of foreclosed assets, and to reserve for future losses.

         The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

                                                                    Year Ended December 31,
                                                     ----------------------------------------------------
                                                       2000       1999       1998       1997        1996
                                                       ----       ----       ----       ----        ----
                                                                    (Dollars in Thousands)
Beginning balance..............................      $22,223     $22,732    $24,057    $23,527     $23,667
Provision for loan losses......................          894       1,004        385        800       1,070
Reclass from allowance for ORE losses..........            -           -          -        848           -
Balance at acquisition of credit
    card portfolio.............................          175           -          -          -           -
Charge-offs:
    Residential real estate....................          133         172        210        193         185
    Commercial real estate (1).................          376         692        608        520         416
    Commercial.................................          998         437        648        169         605
    Consumer...................................        1,002         720        504        452         153
                                                     -------     -------    -------    -------     -------
Total charge-offs..............................        2,509       2,021      1,970      1,334       1,359
                                                     -------     -------    -------    -------     -------

Recoveries:
    Residential real estate....................            6           -         12          2          15
    Commercial real estate (1).................          252         271        123         95           4
    Commercial.................................           70         116         74         22          15
    Consumer...................................          312         121         51         97         115
                                                     -------     -------    -------    -------     -------
Total recoveries...............................          640         508        260        216         149
                                                     -------     -------    -------    -------     -------

Net charge-offs................................        1,869       1,513      1,710      1,118       1,210
                                                     -------     -------    -------    -------     -------
Ending balance.................................      $21,423     $22,223    $22,732    $24,057     $23,527
                                                     =======     =======    =======    =======     =======

Net charge-offs to average gross
    loans outstanding, net
    of unearned income.........................         0.20%       0.19%      0.23%      0.15%       0.16%
                                                     =======     =======    =======    =======     =======

(1) Includes commercial mortgage and construction loans.

         The provision for loan losses declined modestly by $110,000 between 1999 and 2000. Net charge-offs increased $356,000 between 1999 and 2000. Annual net charge-offs for the five-year period ranged from .15% of average loans to .23% of average loans.

         The allowance for losses is allocated by major portfolio type. As these portfolios have seasoned, they have become a source of historical data in projecting delinquencies and loss exposure; however, such allocations are not indicative of where future losses will occur. The allocation of the allowance for loan losses by portfolio type at the end of each of the last five fiscal years, and the percentage of outstandings in each category to total gross outstandings at such dates follow:

                                                                            December 31,
                                      -------------------------------------------------------------------------------------
                                            2000             1999             1998             1997             1996
                                            ----             ----             ----             ----             ----
                                      Amount  Percent   Amount Percent   Amount  Percent  Amount Percent   Amount   Percent
                                      ------  -------   ------ -------   ------  -------  ------ -------   ------   -------
                                                                     (Dollars in thousands)
Residential real estate..........     $ 1,754   43.2%  $ 1,389   42.7%   $   229  37.7%   $   524   37.5%   $   326   35.4%
Commercial real estate...........       3,187   22.9     8,240   25.9     10,398  31.0     11,280   33.0     12,697   39.0
Commercial.......................      13,985   15.7     9,983   13.4     11,751  12.8     11,664   12.4     10,068    3.6
Consumer.........................       2,497   18.2     2,611   18.0        354  18.5        589   17.1        436   22.0
                                      ------- ------  -------- ------ ----------------    -------  -----    -------  -----
Total loans......................     $21,423  100.0%  $22,223  100.0%   $22,732 100.0%   $24,057  100.0%   $23,527  100.0%
                                      =======  =====   =======  =====    ======= =====    =======  =====    =======  =====

LIQUIDITY

         As required by the OTS, institutions under its supervision must maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. The liquidity ratios of WSFS were 8.2% and 6.4% at December 31, 2000 and 1999, respectively.

         Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the practice of WSFS to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity. At December 31, 2000 and 1999, WSFS had outstanding FHLB advances of $351.0 million and $515.0 million, respectively.

         The Corporation routinely enters into commitments requiring the future outlay of funds. Currently WSFS is in the final year of a five-year agreement with its data processing facilities management company. Under the terms of this agreement, a minimum payment of approximately $2.5 million for the year 2001 has been committed. The Corporation has entered into a five-year commitment with telecommunication companies. Under the terms of this agreement, the average minimum payment for each of the five years is $1.3 million. The aforementioned commitments, as well as loan commitments, are expected to be met through traditional funding sources, such as deposits, short-term borrowings, advances from the FHLB and principal repayments on loans and investments.

         During 2000, operating and financing activities provided cash and cash equivalents of $836,000 and $13.7 million, respectively, while investing activities used $17.7 million. The cash provided by operating and financing activities resulted primarily from net income, the sales of investment securities and mortgage-backed securities, as well as increases in demand and savings deposits. This cash was used to fund the purchase of mortgage-backed securities and to fund an increase in loans, as well as to repay borrowings and purchase treasury stock.

         In 1999, financing activities provided $82.5 million of cash and cash equivalents, while operating and investing activities used $7.2 million and $92.3 million, respectively. The cash provided by financing activities resulted primarily from additional FHLB advances and increases in demand and time deposits. This cash was utilized to fund the purchase of investment securities and mortgage-backed securities, as well as the repayment of other borrowings, and to fund the net increase in loan volume. During 1998, the operating and financing activities provided $17.8 million and $75.7 million of cash and cash equivalents, respectively, while investing activities used $69.4 million. The cash provided by operating and financing activities reflect the additional FHLB advances. This cash was used to fund the purchase of investment securities and mortgage-backed securities, as well as for the repayment of other borrowings and the purchase of treasury stock.

CAPITAL RESOURCES

         Federal laws, among other things, require the OTS to mandate uniformly applicable capital standards for all savings institutions. These standards currently require institutions such as WSFS to maintain a "tangible" capital ratio equal to 1.5% of adjusted total assets, "core" (or "leverage") capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of "risk-weighted" assets and total "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets.

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

         At December 31, 2000, WSFS is classified as well-capitalized and is in compliance with all regulatory capital requirements. For additional information concerning WSFS' regulatory capital compliance see Note 10 to the Financial Statements.

         As part of capital management, the Corporation from time to time purchases its own shares of common stock to be included in its treasury. Since 1996, the Board of Directors has approved five separate stock repurchase programs to reacquire common stock outstanding. As part of these programs, the Corporation acquired 1.7 million shares in 1996, 507,000 shares in 1997, 1.0 million shares in 1998, 340,000 shares in 1999 and 1.1 million shares in 2000. At December 31, 2000, the Corporation held 4.6 million shares of its common stock in the treasury. The Corporation may continue repurchasing shares in 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration.

         The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier retroactive application of its accounting provisions is not permitted. The Company has not yet determined the impact, if any, of this Statement on the Company's financial condition, equity, results of operations, or disclosures.

FORWARD LOOKING STATEMENTS

        Within this annual report and financial statements we have included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements and annual report. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the Mid-Atlantic region and the country as a whole, loan delinquency rates, uncertainty of estimates and changes in federal and state regulation, among others. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Item 7A is incorporated herein by reference to page 39 of Item 7 of the 2000 annual report on Form 10K.

ITEM 8. FINANCIAL STATEMENTS AND SUPLIMENTARY DATA
                                                                            Page

        Independent Auditor' Report  .........................................48
        WSFS Financial Corporation (and Subsidiaries):
            Management's Statement on Financial Reporting.....................49
            Consolidated Statement of  Operations.............................50
            Consolidated Statement of Condition...............................52
            Consolidated Statement o Changes in Stockholders' Equity..........53
            Consolidated Statement of Cash Flows..............................54
            Notes to the Consolidated Financial Statements....................56

            (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:

            Quarterly Financial Summary (Unaudited)...........................93

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WSFS Financial Corporation

         We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries (the Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated Financial Statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 20 to the Financial Statements, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" in 2000.

/s/ KPMG LLP

January 23, 2001, except as to Note 21 which is as of March 16, 2001. Philadelphia, Pennsylvania

MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

To Our Stockholders:

         The management of WSFS Financial Corporation (the Corporation) is responsible for the preparation, integrity and fair presentation of its published Financial Statements. The consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts that are based on judgments and estimates of management.

         There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can only provide reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the degree of effectiveness of an internal control structure may vary over time.

         Management assessed the Corporation's internal controls over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Corporation maintained effective internal controls over financial data, presented in accordance with accounting principles generally accepted in the United States of America.

         Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

         The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Corporation complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2000.






Marvin N. Schoenhals                                   Mark A. Turner
Chairman, President &                                  Executive Vice President
Chief Executive Officer                                & Chief Financial Officer

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                        Year Ended December 31,
                                                                             ----------------------------------------------
                                                                                  2000            1999               1998
                                                                                --------         --------------   ---------
                                                                             (Dollars In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans....................................................  $ 79,145         $ 65,046          $ 65,920
Interest on mortgage-backed securities........................................    25,118           30,540            26,736
Interest and dividends on investment securities...............................     2,980            2,342             3,016
Interest on investments in reverse mortgages..................................    19,309            7,372             5,836
Other interest income.........................................................     3,125            2,884             4,325
                                                                                --------         --------          --------
                                                                                 129,677          108,184           105,833
                                                                                --------         --------          --------
Interest expense:
Interest on deposits .........................................................    42,891           33,142            32,519
Interest on Federal Home Loan Bank advances...................................    14,583           16,965            15,890
Interest on federal funds purchased and securities sold under
  agreements to repurchase....................................................     4,801            5,621             8,267
Interest on senior notes and trust preferred borrowings.......................     2,918            2,812             2,914
Interest on other borrowings..................................................       534              316               185
                                                                                --------         --------          --------
                                                                                  65,727           58,856            59,775
                                                                                --------         --------          --------
Net interest income...........................................................    63,950           49,328            46,058
Provision for loan losses.....................................................       894            1,004               385
                                                                                --------         --------          --------
Net interest income after provision for loan losses...........................    63,056           48,324            45,673
                                                                                --------         --------          --------

Other income:
Loan servicing fee income ....................................................     2,219            2,075             1,957
Deposit service charges.......................................................     7,050            5,464             4,371
Credit/debit card and ATM income .............................................     5,544            3,914             2,724
Securities gains (losses) ....................................................    (4,368)            (602)              305
Gain (loss) on sale of loans..................................................     3,936             (993)              638
Other income..................................................................     3,720            1,721             1,248
                                                                                --------         --------          --------
                                                                                  18,101           11,579            11,243
                                                                                --------         --------          --------
Other expenses:
Salaries, benefits and other compensation.....................................    29,991           18,950            14,650
Equipment expense.............................................................     4,448            3,133             1,947
Data processing and operations expense........................................     5,243            5,896             5,179
Occupancy expense.............................................................     4,290            3,422             2,938
Marketing expense.............................................................     2,893            1,570             1,278
Professional fees.............................................................     3,113            2,343             1,564
Other operating expenses......................................................    11,450            7,354             6,945
                                                                                --------         --------          --------
                                                                                  61,428           42,668            34,501
                                                                                --------         --------          --------
Income from continuing operations before minority interest, taxes, loss on extinguishment of debt and cumulative effect of change in accounting
  principle ..................................................................    19,729           17,235            22,415
Less minority interest........................................................    (3,735)            (972)                -
                                                                                --------         --------          --------
Income from continuing operations before taxes, loss on extinguishment
   of debt and cumulative effect of change in accounting principle............    23,464           18,207            22,415
Income tax provision..........................................................     6,586              121             5,566
                                                                                --------         --------          --------
Income from continuing operations before loss on extinguishment of debt and
  cumulative effect of a change in accounting principle ......................    16,878           18,086            16,849
Loss on extinguishment of debt, net of $787,000 in tax benefit................         -                -             1,461
                                                                                --------        ---------          --------
Income from continuing operations before cumulative effect of change in
  accounting principle........................................................    16,878           18,086            15,388
Cumulative effect of change in accounting principle, net of $837,000 in
  tax benefit ................................................................    (1,256)               -                 -
                                                                                --------         --------          --------
Income from continuing operations.............................................    15,622           18,086            15,388
Income (loss) from discontinued operations, net of taxes......................    (2,392)           1,623             1,124
Loss on wind-down of discontinued operations, net of $4.0 million in
  tax benefit ................................................................    (2,211)               -                 -
                                                                                --------         --------          --------
Net income....................................................................  $ 11,019         $ 19,709          $ 16,512
                                                                                ========         ========          ========

CONSOLIDATED STATEMENT OF OPERATIONS (continued...)

                                                                                        Year Ended December 31,
                                                                             ----------------------------------------------
                                                                                  2000            1999               1998
                                                                                --------         --------------   ---------
                                                                             (Dollars In Thousands, Except Per Share Data)
Earnings per share:
  Basic:
     Income from continuing operations before loss on extinguishment of debt and cumulative effect  of change in accounting
       principle.............................................................   $   1.58         $   1.60          $   1.37
     Loss on extinguishment of debt, net of tax benefit......................          -                -             (0.12)
                                                                                --------         --------          --------
     Income from continuing operations before cumulative effect of change in
        accounting principle................................................        1.58             1.60              1.25
     Cumulative effect of change in accounting principle
        net of tax benefit..................................................       (0.12)               -                 -
                                                                                --------         ----------------- --------
     Income from continuing operations......................................        1.46             1.60              1.25
     Income (loss) from discontinued operations, net of taxes...............       (0.22)            0.14              0.09
     Loss on wind-down of discontinued operations, net of tax benefit.......       (0.21)               -                 -
                                                                                --------         --------          --------
         Net income ........................................................    $   1.03         $   1.74          $   1.34
                                                                                ========         ========          ========

  Diluted:
     Income from continuing operations before loss on extinguishment of debt and cumulative effect of change in accounting
        principle...........................................................    $   1.58         $   1.59          $   1.35
     Loss on extinguishment of debt, net of tax benefit.....................           -                -             (0.12)
                                                                                --------         --------          --------
     Income from continuing operations before cumulative effect of
       change in accounting principle.......................................        1.58             1.59              1.23
     Cumulative effect of change in accounting principle
        net of tax benefit..................................................       (0.12)               -                 -
                                                                                --------         --------          --------
     Income from continuing operations......................................        1.46             1.59              1.23
     Income (loss) from discontinued operations, net of taxes...............       (0.22)            0.14              0.09
     Loss on wind-down of discontinued operations, net of tax benefit.......       (0.21)               -                 -
                                                                                --------         --------          --------
         Net income ........................................................    $   1.03         $   1.73          $   1.32
                                                                                ========         ========          ========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION

                                                                                                             December 31,
                                                                                                       --------------------------
                                                                                                          2000             1999
                                                                                                       ----------      ----------
                                                                                                           (In thousands)
Assets

Cash and due from banks ........................................................................       $   87,849      $   59,166
Federal funds sold and securities purchased under agreements to resell .........................            3,500            --
Interest-bearing deposits in other banks .......................................................            7,318           8,026
Investment securities held-to-maturity (market value: 2000-$14,938, 1999-$8,420) ...............           14,746           8,612
Investment securities available-for-sale .......................................................           14,994          28,861
Mortgage-backed securities held-to-maturity (market value: 2000-$106,604, 1999-$250,079) .......          107,663         258,825
Mortgage-backed securities available-for-sale ..................................................          232,055         188,924
Investment in reverse mortgages, net ...........................................................           33,683          28,103
Loans held-for-sale ............................................................................           23,313          24,558
Loans, net of allowance for loan losses of $21,423 at December 31, 2000 and
  $22,223 at December 31, 1999 .................................................................          940,178         836,015
Stock in Federal Home Loan Bank of Pittsburgh, at cost .........................................           28,500          28,500
Assets acquired through foreclosure ............................................................              630             853
Premises and equipment .........................................................................           16,788          14,456
Accrued interest and other assets ..............................................................           28,348          25,375
Net assets of discontinued operations ..........................................................          199,751         240,763
                                                                                                       ----------      ----------
Total assets ...................................................................................       $1,739,316      $1,751,037
                                                                                                       ==========      ==========
Liabilities and Stockholders' Equity

Liabilities:

Deposits:
  Noninterest-bearing demand .....................................................................     $  139,128      $  119,754
  Money market and interest-bearing demand .......................................................        244,120          79,321
  Savings ........................................................................................        289,382         258,854
  Time ...........................................................................................        282,839         278,051
                                                                                                       ----------      ----------
            Total retail deposits ................................................................        955,469         735,980
  Jumbo certificates of deposit ..................................................................         19,030          24,645
  Brokered certificates of deposit ...............................................................        147,092         149,465
                                                                                                       ----------      ----------
             Total deposits ......................................................................      1,121,591         910,090

Federal funds purchased and securities sold under agreements to repurchase .......................         69,300         143,941
Federal Home Loan Bank advances ..................................................................        351,000         515,000
Trust preferred borrowings .......................................................................         50,000          50,000
Other borrowed funds .............................................................................         23,338          13,524
Accrued expenses and other liabilities ...........................................................         21,065          17,223
                                                                                                       ----------      ----------
Total liabilities ................................................................................      1,636,294       1,649,778
                                                                                                       ----------      ----------
Commitments and contingencies

Minority Interest ................................................................................          5,876           5,106

Stockholders' Equity:

Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
   issued and outstanding ........................................................................           --              --
Common stock $.01 par value, 20,000,000 shares authorized; issued 14,813,403
  at December 31, 2000, and 14,797,513 at December 31, 1999 ......................................            148             148
Capital in excess of par value ...................................................................         58,985          58,185
Accumulated other comprehensive income (loss) ....................................................            197          (3,265)
Retained earnings ................................................................................         92,409          83,000
Treasury stock at cost, 4,629,769 shares at December 31, 2000 and 3,528,269
  shares at December 31, 1999 ....................................................................        (54,593)        (41,915)
                                                                                                       ----------      ----------
Total stockholders' equity .......................................................................         97,146          96,153
                                                                                                       ----------      ----------
Total liabilities, minority interest and stockholders' equity ....................................     $1,739,316      $1,751,037
                                                                                                       ==========      ==========
The accompanying notes are an integral part of these financial statements:

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLERS' EQUITY

                                                                                  Accumulated
                                                                      Capital        Other                                 Total
                                                           Common    in Excess   Comprehensive  Retained    Treasury   Stockholders'
                                                           Stock   of Par Value  Income (Loss)  Earnings      Stock        Equity
                                                           ------  ------------  -------------  --------    --------   -------------
                                                                                         (In Thousands)
Balance, January 1, 1998 .............................. $   146      $57,469       $   379      $49,252     $(20,487)     $ 86,759

Comprehensive income:
     Net income .......................................      --           --            --       16,512           --        16,512
     Other comprehensive income(1)......................     --           --          (143)          --           --          (143)
                                                                                                                          --------

Total comprehensive income ............................      --           --            --           --           --        16,369
                                                                                                                          --------
Cash dividend, $.09 per share .........................      --           --            --       (1,107)          --        (1,107)
Exercise of common stock options ......................       1          227            --           --           --           228
Treasury stock at cost, 1,030,160 shares(2) ...........      --           --            --           --      (16,497)      (16,497)
                                                        -------      -------       -------     --------     --------      --------
Balance, December 31, 1998 ............................     147       57,696           236       64,657      (36,984)       85,752

Comprehensive income:
     Net income .......................................      --           --            --       19,709           --        19,709
     Other comprehensive income(1).....................      --           --        (3,501)          --           --        (3,501)
                                                                                                                          --------
Total comprehensive income ............................      --           --            --           --           --        16,208
                                                                                                                          --------
Cash dividend, $.12 per share .........................      --           --            --       (1,366)          --        (1,366)
Exercise of common stock options ......................       1          388            --           --           --           389
Treasury stock at cost, 335,500 shares(3)..............      --           --            --           --       (4,931)       (4,931)
Increase in investment in subsidiary ..................      --          101            --           --           --           101
                                                        -------      -------       -------     --------     --------      --------
Balance, December 31, 1999 ............................ $   148      $58,185       $(3,265)    $ 83,000     $(41,915)     $ 96,153
                                                        =======      =======       =======     ========     ========      ========

Comprehensive income:
     Net income .......................................      --           --            --       11,019           --        11,019
     Other comprehensive income(1).....................      --           --         3,462           --           --         3,462
                                                                                                                          --------
Total comprehensive income ............................      --           --            --           --           --        14,481
                                                                                                                          --------
Cash dividend, $.15 per share .........................      --           --            --       (1,610)          --        (1,610)
Exercise of common stock options ......................      --          103            --           --           --           103
Treasury stock at cost, 1,101,500(4)
  shares ..............................................      --           --            --           --      (12,678)      (12,678)
Increase in investment in subsidiary ..................      --          697            --           --           --           697
                                                        -------      -------       -------     --------     --------      --------

Balance, December 31, 2000 ............................ $   148      $58,985       $   197     $ 92,409     $(54,593)     $ 97,146
                                                        =======      =======       =======     ========     ========      ========

(1) Other Comprehensive Income:
                                                          2000         1999         1998
                                                         ------       ------       ------
     Net unrealized holding gains (losses) on
       securities available-for-sale arising
       during the period  net of taxes (2000 -
       $373,000, 1999 - ($2.1) million,
       1998 - $30,000)................................. $   608      $(3,892)      $    55

     Net unrealized holding loss arising during the
         period on derivatives used for cash flow
          hedge, net of $917,000 tax benefit...........  (1,703)           -             -

     Reclassification for losses (gains)  included in
         income,  net of taxes (2000 -( $1.7) million,
         1999 - ($211,000), 1998 - $107,000)...........   2,729          391          (198)
                                                        -------      -------       -------
     Total comprehensive income (loss), before
         other comprehensive income that resulted
         from the cumulative effect of a change
         in accounting principle,  net of taxes........   1,634       (3,501)         (143)

     Net unrealized gain on derivatives used for cash
        flow  hedging as a result of adopting
        SFAS No.133,  net of $985,000 tax benefit......   1,828            -             -
                                                        -------      -------       -------
     Total comprehensive income (loss)........          $ 3,462      $(3,501)      $  (143)
                                                        =======      =======       =======

(2) Net of reissuances of 4,800 shares
(3) Net of reissuances of 4,500 shares
(4) Net of reissuances of 5,000 shares
   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                   Year Ended December 31,
                                                                                          ------------------------------------------
                                                                                             2000            1999             1998
                                                                                             ----          ------           --------
                                                                                                       (In Thousands)
Operating activities:
Net income .........................................................................      $  11,019       $  19,709       $  16,512
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
     Provision for loan, and residual value losses .................................            894           1,004             385
     Depreciation, accretion and amortization ......................................          2,366           2,724           1,769
     Decrease (increase) in accrued interest receivable and other assets ...........         (2,725)         (3,416)          1,362
     Origination of loans held-for-sale ............................................       (189,239)        (56,011)        (58,398)
     Proceeds from sales of loans held-for-sale ....................................        187,104          32,528          58,008
     Increase in accrued interest payable and other liabilities ....................          3,706           2,146           2,407
     Increase in reverse mortgage capitalized interest, net ........................        (19,111)         (7,052)         (5,525)
     Loss on extinguishment of debt ................................................             --              --           2,248
     Minority interest in net income ...............................................         (3,735)           (972)           --
     Other, net ....................................................................         10,557           2,152            (992)
                                                                                          ---------       ---------       ---------
Net cash provided by (used for) operating activities ...............................            836          (7,188)         17,776
                                                                                          ---------       ---------       ---------

Investing activities:

     Net decrease (increase) of interest-bearing deposits in other banks ...........            708            (508)         21,474
     Maturities of investment securities ...........................................          9,155          16,577          41,070
     Sales of investment securities available-for-sale .............................         36,199          20,000          20,059
     Sales of mortgage-backed securities available-for-sale ........................        219,235            --            29,875
     Purchases of investment securities held-to-maturity ...........................         (8,952)         (2,295)        (10,000)
     Purchases of investment securities available-for-sale .........................        (27,962)        (34,148)        (10,000)
     Repayments of mortgage-backed securities held-to-maturity .....................         25,383         108,436         151,661
     Repayments of mortgage-backed securities available-for-sale ...................         72,436          67,963          44,344
     Purchases of mortgage-backed securities held-to-maturity ......................             --        (101,369)       (145,178)
     Purchases of mortgage-backed securities available-for-sale ....................       (210,376)        (69,881)       (210,288)
     Repayments on reverse mortgages ...............................................         21,904          19,878          16,603
     Disbursements for reverse mortgages ...........................................         (8,230)         (9,456)        (10,058)
     Sales of loans ................................................................             --              --          16,781
     Purchase of loans .............................................................        (36,829)        (74,721)        (10,479)
     Net increase in loans .........................................................        (69,183)        (26,036)        (11,648)
     Net increase in stock of Federal Home Loan Bank of Pittsburgh .................             --          (5,500)         (2,748)
     Payments for investment in real estate ........................................         (1,991)             --              --
     Receipts from investments in real estate ......................................             --              --           1,252
     Sales of assets acquired through foreclosure, net .............................          1,469           3,259           2,573
     Premises and equipment, net ...................................................         (5,298)         (5,089)         (4,696)
                                                                                          ---------       ---------       ---------
Net cash provided by (used for) investing activities ...............................         17,668         (92,890)        (69,403)
                                                                                          ---------       ---------       ---------

                                                        (Continued on next page)

                                                                                                   Year Ended December 31,
                                                                                          ------------------------------------------
                                                                                             2000            1999             1998
                                                                                             ----          ------           --------
                                                                                                       (In Thousands)
Financing activities:

     Net increase in demand and savings deposits ...................................        224,155          67,537          80,739
     Net increase (decrease) in time deposits ......................................         (3,733)        (11,598)         11,328
     Receipts from FHLB borrowings .................................................        692,500         210,000         884,000
     Repayments of FHLB borrowings .................................................       (856,500)       (155,000)       (824,000)
     Receipts from reverse repurchase agreements ...................................         46,588         111,211         259,771
     Repayments of reverse repurchase agreements ...................................       (116,229)       (125,775)       (313,965)
     Receipts from Federal funds purchased .........................................         (5,000)          5,000              --
     Repayments of Federal funds purchased .........................................           (103)             --              --
     Dividends paid on common stock ................................................         (1,610)         (1,366)         (1,107)
     Issuance of common stock and exercise of employee stock options ...............            103             389             228
     Extinguishment of senior notes ................................................             --              --         (30,548)
     Proceeds from issuance of trust preferred borrowings, net of costs ............             --              --          48,624
     Purchase of treasury stock, net of re-issuance ................................        (12,678)         (4,931)        (16,497)
     Change in net assets from discontinued operations .............................         41,012         (19,111)        (22,944)
     Increase in investment in subsidiary ..........................................             --             101              --
     Minority interest .............................................................          5,174           6,039              --
                                                                                          ---------       ---------       ---------
     Net cash provided by financing activities .....................................         13,679          82,496          75,629
                                                                                          ---------       ---------       ---------
     Increase (decrease) in cash and cash equivalents ..............................         32,183         (17,582)         24,002
     Cash and cash equivalents at beginning of period ..............................         59,166          76,748          52,746
                                                                                          ---------       ---------       ---------
     Cash and cash equivalents at end of period ....................................      $  91,349       $  59,166       $  76,748
                                                                                          =========       =========       =========
Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest during the year ........................................      $  79,377          68,231       $  72,048
     Cash paid for income taxes, net ...............................................          1,713           1,041           2,233
     Loans transferred to assets acquired through foreclosure ......................          1,199           1,421           2,138
     Net change in unrealized gains (losses) on securities available-
       for-sale, net of tax ........................................................          3,462          (3,501)           (143)
     Assets transferred from held-to-maturity to available-for-sale upon adoption of SFAS No.133:
       Investment securities .......................................................          2,000            --              --
       Mortgage-backed securities ..................................................        128,981            --              --

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company organized under the laws of the State of Delaware. The Corporation's principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (WSFS), is a federal savings bank organized under the laws of the United States which conducts operations from 28 retail banking offices located in northern Delaware and southeastern Pennsylvania.

         In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the adequacy of the allowances for loan losses and the valuations of the interest rate cap, other real estate owned, deferred tax assets, investment in reverse mortgages, reserve for discontinued operations and contingencies.

         Basis of Presentation

         The consolidated Financial Statements include the accounts of the parent company, WSFS Capital Trust I, WSFS and its wholly-owned subsidiaries, 838 Investment Group, Inc. and Star States Development Company (SSDC) as well as not wholly-owned, but majority controlled subsidiaries, Wilmington National Finance, Inc. (WNF), formerly Community Credit Corporation, and CustomerOne Financial Network, Inc. (C1FN), see Note 19 for further discussion of non-wholly owned subsidiaries.

         As discussed in Note 2 of the Financial Statements, the results of WSFS Credit Corporation, the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations, retroactively restated for all periods presented.

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

         838 Investment Group, Inc. markets various insurance and securities products to Bank customers through WSFS' branch system.

         SSDC was originally formed to acquire, develop and market improved and unimproved real estate either through wholly-owned subsidiaries or investments in joint ventures. SSDC sold its remaining parcel of land in 1998 and remains inactive.

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

         Debt and Equity Securities

         Investments in equity securities that have a readily determinable fair value and investments in debt securities are classified into three categories and accounted for as follows:

    o Debt securities with the positive intention to hold to maturity are classified as "held-to-maturity" and reported at amortized cost.
    o Debt and equity securities purchased with the intention of selling them in the near future are classified as "trading securities" and are reported at fair value, with unrealized gains and losses included in earnings.
    o Debt and equity securities not classified in either of the above are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders' equity.

         There were no investment and mortgage-backed securities classified as "trading" during 2000, 1999 and 1998.

         Debt and equity securities include mortgage-backed securities, corporate and municipal bonds, U.S. Government and agency securities and certain equity securities. Premiums and discounts on debt and equity securities held-to-maturity and available-for-sale are recognized in interest income using a level yield method over the period to expected maturity. The fair value of debt and equity securities are obtained from third party pricing services. Implicit in the valuation are estimated prepayments based on history and current market conditions.

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

         Allowances for Loss

         The allowances for loan losses are maintained at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolios. Management's evaluation is based upon a continuing review of each portfolio which includes factors such as identification of adverse situations that may affect the borrower's ability to repay, a review of overall portfolio quality, prior loan loss experience and an assessment of current and expected economic conditions and other relevant factors. Allowances for estimated losses on investments in real estate and assets acquired through foreclosure are provided if the carrying value exceeds the fair value less estimated disposal costs. Consideration is also given to examinations performed by regulatory authorities.

         Changes in economic conditions and economic prospects of borrowers can occur quickly, and as a result, impact the estimates made by management. These estimates are continually reviewed, and as adjustments become necessary, they are included in the results of operations in the period in which they become known. Identified losses on specific loans, investments in real estate or assets acquired through foreclosure are charged against the applicable allowance.

         Assets Held-for-Sale

         Assets held-for-sale include loans held-for-sale. Assets held-for-sale are carried at the lower of cost or market of the individual assets. Vehicles that have been returned to the Company upon the expiration of their lease terms have been included in the net assets of discontinued operations.

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

         Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Costs of major replacements, improvements and additions are capitalized. Depreciation expense is computed on the straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the life of the related lease if less than the estimated useful life. In general, computer equipment, furniture and equipment and building renovations are depreciated over 3, 5 and 10 years, respectively. Accelerated methods are used in depreciating certain assets for income tax purposes.

         Securities Sold Under Agreements to Repurchase

         The Corporation enters into sales of securities under agreements to repurchase. Reverse repurchase agreements are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statement of Condition. The securities underlying the agreements remain in the asset accounts.

         Income Taxes

         The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement basis and tax basis of assets and liabilities.

         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                  2000       1999        1998
                                                                                                  ----       ----        ----
                                                                                             (In thousands, except per share data)
           Numerator:
              Income from continuing operations before loss on extinguishment of debt
                and cumulative effect of change in accounting principle................          $16,878     $18,086     $16,849
                Loss on extinguishment of debt, net of tax benefit......................               -           -      (1,461)
                                                                                                 -------     -------     -------
              Income from continuing operations before cumulative effect of
                change in accounting principle..........................................          16,878      18,086      15,388
                Cumulative effect of change in accounting principle, net of tax benefit.          (1,256)          -           -
                                                                                                 -------     -------     -------
              Income from continuing operations.........................................          15,622      18,086      15,388
                (Loss) income from discontinued operations, net of taxes................          (2,392)      1,623       1,124
                Loss on wind-down of discontinued operations, net of tax benefit........          (2,211)          -           -
                                                                                                 -------     -------     -------
              Net income................................................................         $11,019     $19,709     $16,512
                                                                                                 =======     =======     =======
           Denominator:
             Denominator for basic earnings per share -
               weighted average shares .................................................          10,652      11,352      12,317
             Effect of dilutive securities:
               Employee stock options...................................................              14          53         186
                                                                                                 -------     -------     -------
             Denominator for diluted earnings per share -
               adjusted weighted average shares and
               assumed exercise.........................................................          10,666      11,405      12,503
                                                                                                 =======     =======     =======
         Earnings per share:
             Basic:
              Income from continuing operations before loss on extinguishment of debt
                and cumulative effect of change in accounting principle.................         $  1.58     $  1.60     $  1.37
                Loss on extinguishment of debt, net of tax benefit .....................               -           -        (.12)
                                                                                                 -------     -------     -------
              Income from continuing operations before cumulative effect of
                change in accounting principle..........................................            1.58        1.60        1.25
                Cumulative effect of change in accounting principle, net of tax benefit.            (.12)          -           -
                                                                                                 -------     -------     -------
              Income from continuing operations.........................................            1.46        1.60        1.25
                (Loss) income from discontinued operations, net of taxes................            (.22)        .14         .09
                Loss on wind-down of discontinued operations, net of tax benefit                    (.21)          -           -
                                                                                                 -------     -------     -------
              Net income................................................................         $  1.03     $  1.74     $  1.34
                                                                                                 =======     =======     =======
             Diluted:
              Income from continuing operations before loss on extinguishment and
                 cumulative effect of change in accounting principle....................         $  1.58     $  1.59   $    1.35
                Loss on extinguishment of debt, net of tax benefit .....................               -           -        (.12)
                                                                                                 -------     -------     -------
              Income from continuing operations before cumulative effect of
                change in accounting principle, net of tax benefit......................            1.58        1.59        1.23
                Cumulative effect of change in accounting principle, net of taxes.......            (.12)          -           -
                                                                                                 -------     -------     -------
              Income from continuing operations.........................................            1.46        1.59       $1.23
                (Loss) income from discontinued operations, net of taxes................            (.22)        .14         .09
                Loss on wind-down of discontinued operations, net of tax benefit........            (.21)          -           -
                                                                                                 -------     -------     -------
              Net income................................................................         $  1.03     $  1.73   $    1.32
                                                                                                 =======     =======     =======

2.  Discontinued Operations of a Business Segment

         On December 21, 2000, the Board of Directors of WSFS Financial Corporation approved plans to discontinue the operations of WSFS Credit Corporation (WCC), the Company's indirect auto finance business segment. WCC, which had 7,300 lease contracts and 2,700 loan contracts at December 31, 2000, no longer accepts new applications but will continue to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of December 2003.

         Accounting for discontinued operations of a business segment requires that the Company forecast operating results over the wind-down period and immediately accrue any expected net losses as a one time charge. The historic results of WCC's operations, the one-time charge, and the future reported results of WCC are required to be treated as Discontinued Operations of a Business Segment, and shown in summary form separately from the Company's results of continuing operations in reported results of the Corporation. Prior periods are restated, as required by generally accepted accounting principles.

         As a result, net operating losses of $2.4 for the year ended December 31, 2000 and net income of $1.6 and $1.1 million for the years ended December 31, 1999 and 1998 respectively, were reclassified from continuing operations to discontinued operations. In addition, the Corporation recognized a charge of $2.2 million, net of taxes, for the expected loss over the projected three-year wind-down period. A $6.2 million pretax reserve has been established to absorb these expected future losses. This reserve will be reevaluated quarterly with adjustments, if necessary, recorded as income/losses from discontinued operations. Accounting for discontinued operations also requires that the net assets (assets less third party liabilities) be reclassified on the balance sheet to a single line item, Net assets of discontinued operations.

         The following chart depicts the net assets of discontinued operations at December 31, 2000 and 1999:



                                                              At December 31,
                                                         ----------------------
                                                            2000          1999
                                                              (In Thousands)

    Net loans.........................................   $ 27,877      $ 20,612
    Vehicles under operating leases, net..............    175,745       220,209
    Interest receivable...............................        148           107
    Premises and equipment............................        131           165
    Foreclosed assets.................................        133           208
    Other Assets                                            3,650         2,245
    Less:
       Reserve for losses of discontinued                   6,169
       operations.....................................
       Other liabilities..............................      1,764         2,783
                                                         --------      --------
    Net assets of discontinued operations                $199,751      $240,763
                                                         ========      ========

              The following table depicts the net income (loss) from discontinued operations for the years ended December 31, 2000, 1999 and 1998:

                                                                                        Year Ended December 31,
                                                                               ----------------------------------------
                                                                                  2000            1999          1998
                                                                               ---------       ---------      ---------
                                                                                                  (In Thousands)
Interest income........................................................        $  1,998        $  1,996       $  2,399
Allocated interest expense (1).........................................          13,897          12,514         11,339
                                                                               --------        --------       --------
Net interest expense...................................................         (11,899)        (10,518)        (8,940)
                                                                               --------        --------       --------
Provision for loan losses..............................................               -               -            695
                                                                               --------        --------       --------
Net interest income after provision for loan losses....................         (11,899)        (10,518)        (9,635)
                                                                               --------        --------       --------

Loan and lease servicing fee income ...................................             723           1,440          1,483
Rental income on operating leases, net.................................           9,214          13,569         11,911
Other income...........................................................              42              46             56
                                                                               --------        --------       --------
                                                                                  9,979          15,055         13,450
Other operating expenses...............................................           1,987           1,832          1,942
                                                                               --------        --------       --------
(Loss) income before taxes.............................................          (3,907)          2,705          1,873
Income tax provision  (benefit) .......................................          (1,515)          1,082            749
                                                                               --------        --------       --------
(Loss) income from discontinued operations.............................        $ (2,392)       $  1,623       $  1,124
                                                                               ========        ========       ========

(1) Allocated interest expense based on the Company's annual average wholesale borrowings rate which was 6.28%, 5.65% and 5.12% for the years 2000, 1999 and 1998, respectively.

3.  INVESTMENT SECURITIES

                                                                                 Gross       Gross
                                                                 Amortized    Unrealized   Unrealized       Fair
                                                                   Cost          Gains       Losses         Value
                                                                 ---------    ----------   ----------      -------
                                                                                        (In Thousands)
Available-for-sale securities:

    December 31, 2000:
      U.S. Government and agencies...................              $ 1,894        $  -         $  1        $ 1,893
      Corporate Bonds................................               13,104          16           19         13,101
                                                                   -------      ------         ----        -------
                                                                   $14,998        $ 16         $ 20        $14,994
    December 31, 1999:

      U.S. Government and agencies...................              $28,573        $  -         $137        $28,436
      Other  investments.............................                  425           -            -            425
                                                                   -------      ------         ----        -------
                                                                   $28,998        $  -         $137        $28,861
                                                                   =======        ====         ====        =======
Held-to-maturity:

    December 31, 2000:
      Corporate bonds................................              $ 3,885        $ 13         $ 74        $ 3,824
      State and political subdivisions...............               10,861         258            5         11,114
                                                                   -------        ----         ----        -------
                                                                   $14,746        $271         $ 79        $14,938
                                                                   =======        ====         ====        =======
    December 31, 1999:
      Corporate bonds................................              $ 6,855        $  -         $194        $ 6,661
      State and political subdivisions...............                1,757           2            -          1,759
                                                                   -------        ----         ----        -------
                                                                   $ 8,612        $  2         $194        $ 8,420
                                                                   =======        ====         ====        =======


         Securities with book values aggregating $11.5 million at December 31, 2000 were pledged as collateral for WSFS' Treasury Tax and Loan account with the Federal Reserve Bank and certain municipal deposits which require collateral. Accrued interest receivable relating to investment securities was $457,000 and $595,000 at December 31, 2000 and 1999, respectively. Substantially, all of the interest and dividends on investment securities represented taxable income.

         The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at December 31, 2000 were as follows :

                                                                       Held-to-Maturity         Available-for-Sale
                                                                    ---------------------     ---------------------
                                                                    Amortized       Fair      Amortized       Fair
                                                                       Cost        Value        Cost         Value
                                                                    ---------     -------     ---------     -------
                                                                                       (In Thousands)
Within one year .......................................              $     -      $     -      $12,953      $12,949
After one year but within five years...................                3,324        3,398            -            -
After five but within ten years........................                5,403        5,515           45           45
After ten years........................................                6,019        6,025        2,000        2,000
                                                                     -------      -------      -------      -------
                                                                     $14,746      $14,938      $14,998      $14,994
                                                                     =======      =======      =======      =======

         Proceeds from the sales of investment security available-for-sale during 2000 were $26.0 million, with gains of $18,000 and losses of $67,000 realized on these sales. There were also proceeds of $10.1 million received in January 2000 for which a loss of $289,000 was recognized in 1999. In addition, there was a gain of $40,000 on the sale of common stock received from the demutualization of insurance companies of which WSFS was a policy holder. Proceeds from the sale of investments during 1999 and 1998 were $20.0 million and $20.1 million, respectively. Losses of $9,000 and gains of $30,000 were realized on these sales in 1999 and 1998, respectively. The cost basis for all investment security sales was based on the specific identification method. There were no sales of securities classified as held-to-maturity. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, $2.0 million of corporate bonds were reclassified from held-to maturity, to available-for-sale. See Note 20 of the Financial Statements for further discussion of the adoption of SFAS No. 133.


4.  MORTGAGE-BACKED SECURITIES

                                                                                Gross              Gross
                                                             Amortized       Unrealized          Unrealized       Fair
                                                                Cost            Gains              Losses         Value
                                                             ---------       ----------          ----------     --------
                                                                                   (In Thousands)
Available-for-sale securities:

December 31, 2000:
      Collateralized mortgage obligations ...........           $229,882          $617             $  617       $229,882
      FNMA...........................................              1,153             -                 12          1,141
      FHLMC..........................................              1,034             -                  2          1,032
                                                                --------          ----             ------       --------
                                                                $232,069          $617             $  631       $232,055
                                                                ========          ====             ======       ========

      Weighted average yield.........................               7.04%

December 31, 1999:
      Collateralized mortgage obligations ...........           $178,290          $  -             $4,746       $173,544
      GNMA ..........................................             15,376             -                139         15,237
      FHLMC..........................................                143             -                  -            143
                                                                --------          ----             ------       --------
                                                                $193,809          $  -             $4,885       $188,924
                                                                ========          ====             ======       ========

      Weighted average yield.........................               6.34%

Held-to-maturity securities:

December 31, 2000:
      Collateralized mortgage obligations............           $ 56,091          $103             $  523       $ 55,671
      FNMA...........................................             24,908             -                351         24,557
      FHLMC..........................................             26,664             1                289         26,376
                                                                --------          ----             ------       --------
                                                                $107,663          $104             $1,163       $106,604
                                                                ========          ====             ======       ========

      Weighted average yield.........................               6.41%

December 31, 1999:
      Collateralized mortgage obligations............           $191,839          $ 62             $6,562       $185,339
      FNMA...........................................             31,065             -              1,019         30,046
      GNMA...........................................                852            12                  -            864
      FHLMC..........................................             33,036             3              1,184         31,855
      Other..........................................              2,033             -                 58          1,975
                                                                --------          ----             ------       --------
                                                                $258,825          $ 77             $8,823       $250,079
                                                                ========          ====             ======       ========

      Weighted average yield.........................               6.53%


         At December 31, 2000, mortgage-backed securities with book values aggregating $104.3 million were pledged as collateral for retail customer repurchase agreements and securities sold under agreements to repurchase. Accrued interest receivable relating to mortgage-backed securities was $2.0 million and $2.5 million at December 31, 2000 and 1999, respectively. During 2000, as part of a deleveraging strategy, WSFS received proceeds of $180.3 million in collateralized mortgage obligations and $14.7 million in adjustable rate GNMA securities, all classified as available-for-sale, resulting in net losses of $6.4 million and gains of $3,000, respectively. The cost basis of all mortgage-backed security sales is based on the specific identification method. There were no sales of mortgage-backed securities classified as held to maturity in 2000. With the adoption of SFAS No. 133, $129.0 million in mortgage-backed securities were reclassified from held-to-maturity to available-for-sale. In addition there were proceeds of $24.3 million in January 2000 for the sale of collateralized mortgage obligations for which a loss of $730,000 was recognized in 1999. There were no other sales of mortgage-backed securities in 1999. In 1998, WSFS sold $29.6 million in collateralized mortgage obligations, classified as available-for-sale, resulting in a gain of $235,000. There were no other sales of mortgage-backed securities, nor transfers between categories of mortgage-backed securities during 1999 and 1998.


5.  LOANS
                                                              December 31,
                                                       ------------------------

                                                          2000            1999
                                                       ---------       ---------
                                                            (In Thousands)
Real estate mortgage loans:
     Residential (1-4 family) .................        $ 416,863      $ 368,671
     Other ....................................          191,004        206,512
Real estate construction loans.................           37,203         38,273
Commercial loans...............................          156,293        119,875
Consumer loans.................................          175,268        154,857
                                                       ---------      ---------
                                                         976,631        888,188
Less:
Loans in process ..............................           11,723         25,609

Unearned income ...............................            3,307          4,341
Allowance for loan losses .....................           21,423         22,223
                                                       ---------      ---------
                                                       $ 940,178      $ 836,015
                                                       =========      =========

         The Corporation had impaired loans of approximately $1.3 million at December 31, 2000 compared to $2.0 million at December 31, 1999. The average recorded investment in impaired loans was $1.4 million, $1.5 million and $5.4 million during 2000, 1999 and 1998, respectively. The allowance for losses on impaired loans was $190,000 at December 31, 2000, as compared to $295,000 at December 31, 1999. There was no interest income recognized on impaired loans.

         The total amounts of loans serviced for others were $250.8 million, $236.4 million and $237.9 million at December 31, 2000, 1999 and 1998, respectively.

         Accrued interest receivable on loans outstanding was $5.9 million, $4.9 million and $4.3 million at December 31, 2000, 1999 and 1998, respectively.

         Nonaccruing loans aggregated $8.3 million, $7.4 million and $8.0 million at December 31, 2000, 1999 and 1998, respectively. If interest on all such loans had been recorded, net interest income would have increased by $966,000 in 2000, $591,000 in 1999 and $767,000 in 1998.

A summary of changes in the allowance for loan losses follows:

                                                                                               Year  Ended December 31,
                                                                                          ---------------------------------
                                                                                            2000        1999         1998
                                                                                          --------    --------     --------
                                                                                                    (In Thousands)
Beginning balance ..............................................................          $22,223     $22,732      $24,057
     Balance at acquisition of credit card portfolio ...........................              175           -            -
     Provision for loan losses.................................................               894       1,004          385
     Loans charged-off .........................................................           (2,509)     (2,021)      (1,970)
     Recoveries................................................................               640         508          260
                                                                                          -------     -------      -------
Ending balance .................................................................          $21,423     $22,223      $22,732
                                                                                          =======     =======      =======


6.  ASSETS ACQUIRED THROUGH FORECLOSURE

                                                                December 31,
                                                        ------------------------
                                                         2000             1999
                                                        ------          --------
                                                             (In Thousands)

Real estate ........................................    $  903          $  1,182
Less allowance for losses...........................       273               329
                                                        ------          --------
                                                        $  630          $    853
                                                        ======          ========



A summary of changes in the allowance for foreclosed assets follows:


                                                   Year  Ended December 31,
                                              ----------------------------------
                                                2000        1999          1998
                                              --------    --------       -------
                                                        (In Thousands)
Beginning balance..........................   $   329   $     390        $   11
  Provision for losses ....................         -           -          (258)
  Net (charge-offs) recoveries ............       (56)        (61)          126
  Transfer from investment in real estate..         -           -           511
                                              -------   ---------        ------
Ending balance ............................   $   273   $     329        $  390
                                              ========  =========        ======

7.  PREMISES AND EQUIPMENT

                                                                 December 31,
                                                            --------------------
                                                              2000         1999
                                                                (In Thousands)

Land ....................................................   $ 1,086     $   720
Buildings ...............................................     6,580       6,773
Leasehold improvements ..................................     9,126       5,503
Furniture and equipment .................................    18,313      16,673
                                                            -------     -------
                                                             35,105      29,669
Less:
Accumulated depreciation ................................    18,317      15,213
                                                            -------     -------
                                                            $16,788     $14,456
                                                            =======     =======

         The Corporation occupies certain premises and operates certain equipment under noncancelable leases with terms ranging from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred. Rent expense was $2.2 million in 2000, $1.5 million in 1999, and $1.2 million in 1998. Future minimum payments under these leases at December 31, 2000 are as follows:



                                                                  (In thousands)

2001     ..........................................................   $ 2,255
2002     ..........................................................     2,146
2003     ..........................................................     1,951
2004     ..........................................................     1,598
2005     ..........................................................     1,103
Thereafter ........................................................     3,503
                                                                      -------
         Total future minimum lease payments ......................   $12,556
                                                                      =======

8.  DEPOSITS

         Time deposits include certificates of deposit in denominations of $100,000 or more which aggregate $49.7 million and $46.0 million at December 31, 2000 and 1999, respectively.


         The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

                                                            December 31,
                                                  ------------------------------
                                                      2000                1999
                                                  -----------          ---------
                                                          (In Thousands)
Money market and demand:
    Noninterest-bearing demand ...................   $   139,128       $ 119,754
    Money market and interest-bearing demand .....       244,120          79,321
                                                     -----------       ---------
       Total money market and demand .............       383,248         199,075
                                                     -----------       ---------

Savings  .........................................       289,382         258,854
                                                     -----------       ---------

Retail certificates of deposits by maturity:
    Less than one year ...........................       209,035         217,554
    One year to two years ........................        55,532          42,248
    Two years to three years .....................        10,832           8,452
    Three years to four years.....................         2,862           5,096
    Four years to five years......................         2,882           1,854
    Over five years...............................         1,696           2,847
                                                     -----------       ---------
       Total retail time certificates ............       282,839         278,051
                                                     -----------       ---------

Jumbo certificates of deposit by maturity:
    Less than one year ...........................        17,722          23,309
    One year to two years ........................           894             908
    Two years to three years .....................           314             324
    Three years to four years.....................           100               -
    Four years to five years......................             -             104
                                                     -----------       ---------
       Total jumbo time certificates .............        19,030          24,645
                                                     -----------       ---------

Brokered certificates of deposit by maturity:
    Less than one year ...........................       138,726          99,529
    One year to two years ........................         8,366          49,936
                                                     -----------       ---------
       Total brokered time certificates ..........       147,092         149,465
                                                     -----------       ---------

Total deposits ...................................   $ 1,121,591       $ 910,090
                                                     ===========       =========

   Interest expense by category follows:

                                                                                            Year Ended December 31,
                                                                                    --------------------------------------
                                                                                     2000            1999           1998
                                                                                    ------         --------       --------
                                                                                               (In Thousands)
Money market and interest-bearing demand ..............................           $  6,186         $  1,495       $  1,528
Savings ...............................................................             10,764            7,471          5,965
Retail time deposits...................................................             13,687           14,151         18,211
                                                                                    ------         --------       --------
      Total retail interest expense                                                 30,637           23,117         25,704
                                                                                    ------         --------       --------

Jumbo certificates of deposit .........................................              1,713            3,287          2,574
Brokered certificates of deposit ......................................             10,541            6,738          4,241
                                                                                    ------         --------       --------

      Total interest expense on deposits                                          $ 42,891         $ 33,142       $ 32,519
                                                                                  ========         ========       ========

9.  BORROWED FUNDS


                                                                                        Maximum
                                                                                         Amount                    Weighted
                                                                                      Outstanding      Average      Average
                                                                          Weighted      at Month        Amount      Interest
                                                               Balance    Average          End       Outstanding      Rate
                                                                End of    Interest     During the     During the   During the
                                                                Period      Rate         Period         Period       Period
                                                               -------    --------    -----------    ----------- -------------
                                                                                 (Dollars in Thousands)

          2000
          ----
FHLB advances............................................     $351,000      6.11%       $535,000      $397,672       5.90%
Trust preferred borrowings...............................       50,000      9.52          50,000        50,000       9.23
Federal funds purchased and securities
  sold under agreements to repurchase ...................       69,300      6.66         138,941       116,127       6.65
Other borrowed funds ....................................       23,338      4.57          25,155        21,213       4.05


          1999
          ----
FHLB advances............................................     $515,000      5.63%       $525,000      $473,458       5.33%
Trust preferred borrowings...............................       50,000      9.06          50,000        50,000       8.36
Federal funds purchased and securities
  sold under agreements to repurchase ...................      143,941      6.10         159,641       145,096       5.76
Other borrowed funds ....................................       13,524      4.14          16,103        11,448       4.11



         Federal Home Loan Bank Advances

         Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh with fixed rates ranging from 4.86% to 7.43% at December 31, 2000 are due as follows:

                                                                        Weighted
                                                                        Average
                                                            Amount        Rate
                                                            ------      --------
                                                          (Dollars in Thousands)

       2001.........................................      $ 161,000      6.81%
       2002.........................................         65,000      4.86
                                                          ---------
                                                          $ 226,000
                                                          =========

         Also outstanding at December 31, 2000 are four advances, totaling $125.0 million, with a weighted average rate of 5.87% maturing in 2002 and beyond, which are convertible on a quarterly basis (at the discretion of the FHLB) to a variable rate advance based upon the 3-month LIBOR rate, after an initial fixed term. WSFS has the option to prepay these four advances at predetermined times or rates. Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, collateralized mortgage obligations, FHLB stock and an interest-bearing demand deposit account with the FHLB.

         As a member of the FHLB of Pittsburgh, WSFS is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 2000, of $28.5 million.

         Senior Notes and Trust Preferred Borrowings

         In December 1993, the Corporation issued $32.0 million of 11% Senior Notes (the Notes). The Corporation repurchased and extinguished $750,000 and $2.2 million of the notes outstanding during 1996 and 1995, respectively. In 1998, the Corporation repurchased and extinguished the remaining $29.1 million in senior notes prior to maturity recording an extraordinary loss on extinguishment of debt of $1.5 million, net of $787,000 in tax benefit.

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

         The Trust Preferred securities were issued by a specially formed subsidiary of the Corporation, a Delaware statutory trust, which invested the proceeds in junior subordinated debentures to be issued by the Corporation. The net proceeds from the sale of Trust Preferred securities were used primarily as replacement financing for the early retirement of the Corporation's Notes, due 2005. The Corporation expects to benefit from significantly reduced long-term financing costs and the flexibility of additional Bank regulatory capital.

         The Corporation also entered into an agreement to limit the interest rate exposure in the trust preferred securities by purchasing an interest rate cap, which provides a ceiling on 3-month LIBOR of 6.00% for the first ten years. This will limit the interest rate exposure on the Trust Preferred securities to no more than 8.50% through the first ten years. The cost of this interest rate cap was $2.4 million, which, prior to the adoption of SFAS 133, was to be amortized over the ten-year period as a yield adjustment. On January 1, 2000, the Corporation adopted SFAS No. 133 which changed the accounting treatment of the cap. See Note 20 of the Financial Statements for a further discussion. The effective rate of the Trust Preferred securities including amortization of transactional costs and the change in the time value of the interest rate cap was 9.52% and 9.06% at December 31, 2000 and 1999, respectively. The Corporation received $220,000 in payments from the cap in 2000.

         Securities Sold Under Agreements to Repurchase

         During 2000, WSFS sold securities under agreements to repurchase as a short-term funding source. At December 31, 2000, securities sold under agreements to repurchase had fixed rates ranging from 6.59% to 6.76%. The underlying securities are mortgage-backed securities with book and market values aggregating $74.1 million and $73.5 million, respectively, at December 31, 2000. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:

                                                                                                 Collateral
                                                                           -----------------------------------------------
                                                                            Carrying           Market             Accrued
                                           Borrowing        Rate              Value            Value             Interest
                                          ----------      -------          ----------         -------            ---------
                                                                        (Dollars in Thousands)
2000
----
Over 90 days.....................          $ 69,300          6.66%           $ 74,070          $ 73,458            $  405
                                          ---------       -------           ---------          --------            ------

                                           $ 69,300          6.66%           $ 74,070          $ 73,458            $  405
                                          =========       =======            ========          ========            ======

1999
----
Up to 30 days....................          $ 20,000          5.60%           $ 20,790          $ 20,790            $  465
30 to 90 days....................            25,000          5.24              27,036            26,649               138
Over 90 days.....................            93,941          6.48             101,939           100,180               575
                                           --------       -------            --------          --------            ------

                                           $138,941          6.13%           $149,765          $147,619            $1,178
                                           ========       =======            ========          ========            ======


 Other Borrowed Funds

         Included in other borrowed funds are collateralized borrowings of $22.9 million and $13.5 million at December 31, 2000 and 1999, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold on an overnight basis to retail customers under agreements to repurchase. Such borrowings were collateralized by collateralized mortgage obligations. The average rate on these borrowings was 4.10% and 4.11% at December 31, 2000 and 1999 respectively. Also included in other borrowed funds is capital leases totaling $412,000 and $51,000 at December 31, 2000 and 1999, respectively. The average rate on these capital leases was 16.53% and 14.92% at December 31, 2000 and 1999, respectively.

         Cost of funding discontinued operations

         A certain amount of WSFS' funding costs were allocated towards the funding of discontinued operations. See Note 2 of the Financial Statements for further discussion.


10. STOCKHOLDERS' EQUITY

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions, such as WSFS, must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk-weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on WSFS' financial statements. At December 31, 2000 and 1999 WSFS was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

         The following table presents WSFS' consolidated capital position as of December 31, 2000 and 1999:

                                                                                                       To Be Well-Capitalized
                                                        Consolidated               For Capital        Under Prompt Corrective
                                                        Bank Capital            Adequacy Purposes         Action Provisions
                                                    ---------------------     -------------------     ------------------------
                                                    Amount        Percent       Amount    Percent       Amount         Percent
                                                    ------       --------       ------    -------       ------         -------
                                                                             (Dollars in Thousands)
 As of December 31, 2000:
   Total Capital (to risk-weighted assets)         $151,280        12.72%     $95,142      8.00%      $118,927         10.00%
   Core Capital (to adjusted tangible assets)       144,889         8.31       69,757      4.00         87,197          5.00
   Tangible Capital (to tangible assets)..          144,865         8.31       26,159      1.50            N/A           N/A
   Tier 1 Capital (to risk-weighted assets)         144,889        12.18          N/A       N/A         71,356          6.00

 As of December 31, 1999:
   Total Capital (to risk-weighted assets)         $145,383        12.80%     $90,838      8.00%      $113,547         10.00%
   Core Capital (to adjusted tangible assets)       136,811         7.80       70,174      4.00         87,718          5.00
   Tangible Capital (to tangible assets)..          136,638         7.79       26,313      1.50            N/A           N/A
   Tier 1 Capital (to risk-weighted assets)         136,811        12.05          N/A       N/A         68,128          6.00

      The Corporation has a simple capital structure with one class of $ .01 par common stock outstanding, each share having equal voting rights. In addition, the Corporation has authorized 7,500,000 shares of $0.01 par preferred stock. No preferred stock was outstanding at December 31, 2000 and 1999. The Trust Preferred securities issued in 1998 qualify as Tier 1 capital. WSFS is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, WSFS would be undercapitalized within the meaning of the OTS Prompt Corrective Action regulations. Since 1996, the Board of Directors has approved five separate stock repurchase programs to reacquire common shares. As part of these programs, the Corporation acquired 1.7 million shares in 1996, 507,000 shares in 1997, 1.0 million shares in 1998, 340,000 shares in 1999, and 1.1 million shares in 2000. At December 31, 2000, the Corporation held 4.6 million shares of its common stock in the treasury.

         The Holding Company

         Although the holding company does not have significant assets or engage in significant operations separate from WSFS, the Corporation has agreed to cause WSFS' required regulatory capital level to be maintained by infusing sufficient additional capital as necessary. To that end, the Corporation issued the 11% Senior Notes described in Note 9 of the Financial Statements. These notes were called in December 1998. In November 1998, the Corporation issued $50 million of Trust Preferred securities at a variable interest rate of 250 basis points over the 3-month LIBOR. At December 31, 2000, the coupon rate on these securities was 8.50% with a scheduled maturity of December 1, 2028. The Corporation purchased an interest rate cap that effectively limits 3-month LIBOR to 6.00% until 2008. The effective rate of these securities, including amortization of issuance costs and the cost of the interest rate cap was 9.52% at December 31, 2000. These securities were issued by WSFS Financial Corporation's subsidiary, WSFS Capital Trust I, and the proceeds from the issue were invested in Junior Subordinate Debentures issued by WSFS Financial Corporation. These securities are treated as borrowings with the interest included in interest expense on the consolidated statement of operations. The Corporation purchased an interest rate cap that effectively limits 3-month LIBOR to 6.00% until 2008. See Note 9 of the Financial Statements for additional information. The proceeds were used primarily to extinguish the 11% Senior Notes and for general corporate purposes.

         Pursuant to federal laws and regulations, WSFS' ability to engage in transactions with affiliated corporations is limited, and WSFS generally may not lend funds to nor guarantee indebtedness of the Corporation.

 11. EMPLOYEE BENEFIT PLANS

         Employee 401(k) Savings Plan

         Certain subsidiaries of the Corporation maintain a qualified plan in which employees may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts which include professionally managed mutual and money market funds and the Corporation's common stock. The principal and earnings thereon are tax deferred until withdrawn, generally. The Company matches a portion of the employees' contributions and also periodically makes discretionary contributions, based on Company performance, into the plan for the benefit of employees. The Corporation's contributions to the plan on behalf of its employees resulted in an expenditure of $848,000, $670,000 and $616,000 for 2000, 1999 and 1998, respectively. All Company contributions are made in the form of the Corporation's common stock. The plan purchased 105,000, 75,000 and 50,000 shares of common stock of the Corporation during 2000, 1999, and 1998, respectively.


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

         In December 1998 the Corporation adopted SFAS No. 132, "Employer's Disclosure About Pensions and Other Post Retirement Benefits" which standardized the applicable disclosure requirements.

         The following disclosures are in accordance with SFAS No. 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits":


                                                                                           At or for the Year Ended
                                                                                      ---------------------------------
                                                                                         2000         1999         1998
                                                                                         ----         ----         ----
                                                                                             (Dollars in Thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year.........................................      $ 1,058      $ 1,428     $ 1,350
Service cost....................................................................           36           43          40
Interest cost...................................................................           74           93          91
Actuarial loss (gain)...........................................................           47         (404)         44
Benefits paid ..................................................................         (129)        (102)        (97)
                                                                                      -------      -------     -------
      Benefit obligation at end of year.........................................      $ 1,086      $ 1,058     $ 1,428
                                                                                      =======      =======     =======

Change in plan assets:
Fair value of plan assets at beginning of year..................................      $     -      $     -     $     -
Employer contributions .........................................................          129          102          97
Benefits paid ..................................................................         (129)        (102)        (97)
                                                                                      -------      -------     -------
      Fair value of plan assets at end of year..................................      $     -      $     -      $    -
                                                                                      =======      =======     =======

Funded Status:
Funded status...................................................................     $ (1,086)     $(1,058)    $(1,428)
Unrecognized transition (asset) obligation......................................          736          797         859
Unrecognized net (gain) loss....................................................         (263)        (332)         72
                                                                                      -------      -------     -------
      Net amount recognized.....................................................      $  (613)     $  (593)    $ (497)
                                                                                      =======      =======     =======

Components of net periodic benefit cost:
Service cost....................................................................      $    36      $    43     $    40
Interest cost...................................................................           74           93          91
Amortization of transition (asset) obligation ..................................           61           61          61
Amortization of net (gain) loss ................................................          (21)           -           -
                                                                                      -------      -------     -------

      Net periodic benefit cost.................................................      $   150      $   197     $   192
                                                                                      =======      =======     =======

Sensitivity analysis:
Effect of +1% on service cost plus interest cost................................      $     -   $        2     $     2
Effect of -1% on service cost plus interest cost................................            -                       (2)
Effect of +1% on APBO...........................................................            2            1          31
Effect of -1% on APBO...........................................................           (1)          (1)        (35)

Assumptions used to value the Accumulated Postretirement Benefit
  Obligation (APBO):
       Discount rate............................................................         7.50%        7.50%       6.75%
       Health care cost trend rate..............................................         7.00%        7.50%       8.00%

         The Corporation assumes that the average annual rate of increase for medical benefits will decrease by one-half of 1% per year and stabilizes in the year 2005, and thereafter, at an average increase of 5% per annum. The costs incurred for retirees' health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed since 1995 by the lesser of 4% or the actual increase in medical premiums paid by the Corporation. For 2000 this annual premium cap amounted to $1,824 per retiree.

12.  TAXES ON INCOME

         The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The income tax provision (benefit) consists of the following:

                                                                                        Year Ended December 31,
                                                                                 ---------------------------------------
                                                                                   2000           1999            1998
                                                                                 -------        --------         -------
                                                                                               (In Thousands)
From Current Operations:
Current income taxes:
     Federal taxes ....................................................          $ 8,451        $  (214)         $   562
     State and local taxes.............................................              541            537            1,295
  Deferred income taxes:
     Federal taxes ....................................................           (2,406)          (202)           3,709
     State and local taxes ............................................                -              -                -
                                                                                 -------        -------          -------
           Subtotal ...................................................          $ 6,586        $   121          $ 5,566

From Discontinued Operations:
Current income taxes:
     Federal taxes ....................................................          $(3,475)       $   947          $   655
     State and local taxes.............................................              202            135               94
Deferred income taxes:
     Federal taxes ....................................................           (2,159)             -                -
     State and local taxes ............................................              (41)             -                -
                                                                                 -------        -------          -------
           Subtotal ...................................................          $(5,473)       $ 1,082          $   749

Current taxes from extraordinary item:
     Federal taxes on SFAS no. 133 adoption............................             (837)             -                -
     Federal taxes on debt extinguishment .............................                -              -             (787)
                                                                                 -------        -------          -------
                                                                                 $   276        $ 1,203          $ 5,528
                                                                                 =======        =======          =======

         Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

         Based on the Corporation's history of prior earnings and its expectations of the future, management believes that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $2.1 million at December 31, 2000. Adjustments to the valuation allowance were made in 2000, 1999, and 1998 as a result of continued operating earnings of the Corporation's consolidated group and other events.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2000, 1999 and 1998:

                                                                                  2000            1999            1998
                                                                                --------        --------        --------
                                                                                              (In Thousands)
Deferred tax liabilities:
     Accelerated depreciation..........................................         $(26,502)       $(29,344)       $(25,205)
     Other.............................................................             (174)         (1,849)           (134)
                                                                                --------        --------        --------
Total deferred tax liabilities.........................................          (26,676)        (31,193)        (25,339)
                                                                                --------        --------        --------

Deferred tax assets:
     Bad debt deductions...............................................           12,151           9,992           9,287
     Tax credit carryforwards..........................................            1,125           2,930           2,259
     Net operating loss carryforwards..................................            7,718          15,284          14,761
     Loan fees.........................................................              155             215             283
     Provisions for losses on reverse mortgages........................           12,350          13,069          15,199
     Discontinued operations.............................................          2,159               -               -
     Other.............................................................            1,283           2,165           3,051
     Unrealized gains/losses on available-for-sale securities..........               22           1,758            (127)
     Investments in nonwholly-owned subsidiaries.......................            1,958             343               -
                                                                                --------        --------        --------



Total deferred tax assets..............................................           38,921          45,756          44,713
                                                                                --------        --------        --------

Valuation allowance....................................................          (10,147)        (14,902)        (21,800)
                                                                                --------        --------        --------
Net deferred tax asset (liability).....................................         $  2,098        $   (339)       $ (2,426)
                                                                                ========        ========        ========

         Approximately $18.0 million of the Corporation's deferred tax assets are related to write-downs and income on its portfolio of reverse mortgages. Management has assessed substantial valuation allowances on these deferred tax assets due to limitations imposed by the Internal Revenue Code (Code) and uncertainties, including the timing of when these assets are realized.

         Included in the preceding table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS No. 115 and certain adjustments in nonwholly-owned subsidiaries. An increase in 2000 for the deferred tax liabilities for investments in nonwholly-owned subsidiaries for which no deferred tax expense was recognized was $433,000.

         Net operating loss carryforwards of $53.4 million remain at December 31, 2000. The expiration dates and amounts of such carryforwards and credits are listed below:
                                                                 NOLs
                                                    ----------------------------
                                                     Federal              State
                                                    --------            --------
                                                            (In Thousands)
2004........................................        $      -            $  4,907
2005........................................           1,308              10,857
2006........................................           1,098                   -
2007........................................               -               3,723
2008........................................           6,515               4,745
2009........................................           6,755                   -
2012........................................               -                 346
2013........................................               -                 112
2014........................................               -               3,205
2018........................................               -               9,818
                                                    --------            --------
                                                    $ 15,676            $ 37,713
                                                    ========            ========


         The Corporation's ability to use its federal NOLs to offset future income is subject to restrictions enacted in Section 382 of the Internal Revenue Code. These restrictions would limit the Corporation's future use of its NOLs if there are significant Ownership Changes, in or acquisitions of, the Corporation's stock (referred to herein as an "Ownership Change"). The utilization of approximately $15.7 million of net operating loss carryforwards is limited to approximately $1.5 million each year as a result of such "Ownership Changes" in a former subsidiary's stock.

         A reconciliation setting forth the differences between the effective tax rate of the Corporation and the U.S. Federal Statutory tax rate is as follows:
                                                      Year Ended December 31,
                                                   ----------------------------
                                                   2000        1999        1998
                                                   ----        ----        ----

Statutory federal income tax rate .............    35.0%      35.0%        35.0%
State tax net of federal tax benefit...........    21.3        2.2          3.7
Interest income 50% excludable.................    (6.7)      (3.8)        (3.3)
Utilization of loss carryforwards and
       valuation allowance adjustments.........   (42.1)     (28.2)        (9.4)
Other..........................................    (5.0)       0.8            -
                                                  -----      -----        -----
Effective tax rate                                  2.5%       6.0%       26.09%

13. STOCK OPTION PLANS

         The Corporation has stock options outstanding under two stock option plans (collectively, Option Plans) for officers, directors and employees of the Corporation and its subsidiaries. The 1986 Stock Option Plan (1986 Plan) expired on November 26, 1996, the tenth anniversary of its effective date. As a result, no future awards may be granted under the 1986 Plan. The 1997 Stock Option Plan (1997 Plan) was approved by shareholders to replace the expired 1986 Plan. The 1997 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. On April 27, 2000, at the Annual Meeting of Stockholders', the stockholders approved an amendment to the 1997 Stock Option Plan to increase the number of shares reserved for issuance under the 1997 Plan to 1,165,000. At December 31, 2000 there were 357,095 shares available for future grants under the 1997 Plan.

         The Option Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Service Code as well as nonincentive stock options (collectively, Stock Options), phantom stock awards and stock appreciation rights. All awards are to be granted at not less than the market price of the Corporation's common stock on the date of the grant and expire no later than ten years from the grant date. All stock options granted prior to October 1996 are exercisable one year from the date of grant. All stock options granted after October 1996 are exercisable one year from grant date and vest in 20% per annum increments. All awards generally become immediately exercisable in the event of a change in control, as defined, within the Option Plans.

         The Corporation also had Stock Appreciation Rights (SARs) which expired in November 1999. SARs allowed an optionee to surrender the award in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the common stock over the option price of the SARs. The Corporation recorded credits related to SARs of $147,000 and $261,000 in 1999 and 1998, respectively. There were no SAR's outstanding at December 31, 2000 and 1999.

         A summary of the status of the Corporation's Option Plans as of December 31, 2000, 1999 and 1998, and changes during the years then ending is presented below:

                                               2000                          1999                           1998
                                    ----------------------------   ----------------------------   ---------------------------
                                                    Weighted-                     Weighted-                      Weighted-
                                                     Average                      Average                        Average
                                      Shares      Exercise Price     Shares    Exercise Price      Shares     Exercise Price
                                    ---------   ----------------   ----------  ----------------    -------   ----------------
Stock Options:
-------------
Outstanding at beginning of year      530,055       $ 14.88         333,655       $ 11.55         334,915        $  7.96
Granted                               372,700         12.30         298,225         14.75          96,900          17.47
Exercised                             (15,890)         6.53        (101,825)         3.59         (73,100)          2.43
Canceled                              (60,520)        15.09               -             -         (25,060)         13.07
                                      -------                       -------                       -------
Outstanding at end of year            826,345       $ 13.84         530,055       $ 14.88         333,655        $ 11.55
Exercisable at end of year            156,484                        82,830                       136,435

Weighted-average fair value
 of awards granted                    $  4.69                       $  6.15                       $  6.88

SARs:
Outstanding at beginning of year            -       $     -          97,510       $  1.65         190,658        $  1.75
Granted                                     -             -               -             -               -              -
Exercised                                   -             -         (97,510)         1.65         (93,148)          1.85
Canceled                                    -             -               -             -               -              -
                                      -------                       -------                       -------
Outstanding at end of year                  -             -               -             -          97,510        $  1.65
Exercisable at end of year                  -             -               -             -          97,510

         The Black-Scholes option-pricing model was used to determine the grant-date fair-value of options. Significant assumptions used in the model included a weighted average risk-free rate of return of 6.0% in 2000, 5.6% in 1999, and 4.6% in 1998; expected option life of 6 years for all three years' awards; and expected stock price volatility of 35% for 2000, 1999 and 1998 awards. Cash dividends of $.16 per share were assumed for 2000, $.12 per share in 1999 and $.09 per share in 1998.

         SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS 123) encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123, and has instead continued to apply APB Opinion 25 and related interpretations in accounting for the stock plans and to provide the required proforma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Corporation would have recognized compensation expense of $1.3 million in 2000, $821,000 in 1999 and $349,000 in 1998 related to its Option Plans. As a result, proforma net income from continuing operations for the Corporation would have been $14.7 in 2000, $17.5 million in 1999 and $15.1 million in 1998, and proforma diluted earnings per share would from continuing operations have been $1.37 in 2000, $1.53 in 1999 and $1.21 in 1998.

         The effects on proforma net income and diluted earnings per share of applying the disclosure requirement of SFAS 123 in past years may not be representative of the future proforma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

         The following table summarizes all stock options outstanding and exercisable for Option Plans as of December 31, 2000, segmented by range of exercise prices:

                                                  Outstanding                                       Exercisable
                                  ---------------------------------------------------          ---------------------
                                                   Weighted-            Weighted-                          Weighted-
                                                    Average              Average                            Average
                                                   Exercise             Remaining                          Exercise
                                  Number             Price          Contractual Life           Number        Price
                                  ------          ----------        ----------------           ------      ---------
Stock Options:

$ 9.41-$11.29                     225,080           $10.56              9.2 years              28,760       $  9.44
$11.29-$13.17                      73,800            11.68              8.8 years               7,380         12.75
$13.17-$15.05                     394,725            14.78              8.8 years              54,724         14.73
$15.05-$16.93                       3,100            16.08              6.2 years               1,600         15.93
$16.93-$18.81                     129,640            17.94              7.1 years              64,020         18.08
                                  -------            -----              ---------             -------        ------

Total                             826,345           $13.84              8.6 years             156,484        $15.04
                                  =======                                                     =======


14.  COMMITMENTS AND CONTINGENCIES

         Lending Operations

         At December 31, 2000, the Corporation had commitments to extend credit of $156.8 million. Consumer lines of credit totaled $66.2 million of which $57.3 million was secured by real estate. Outstanding letters of credit were $2.8 million and outstanding commitments to make or acquire mortgage loans aggregated $10.1 million of which approximately $5.6 million were at fixed rates ranging from 6.00% to 8.375%, and approximately $4.5 million were at variable rates ranging from 5.75% to 8.50%. All mortgage commitments are expected to have closing dates within a six month period.


         Computer Operations

         In February 1997, WSFS entered into a five-year contract with ALLTEL, the company that has been managing data processing operations since 1988. In 2000 the Company reduced the scope of the original agreement with this data processing management company by (1) assuming the responsibility for the "back-office" functions of deposit and loan operations and (2) outsourcing the network operations function to MCI/WorldCom and Intergraph Corporation. The revised projected amount of future minimum payments contractually due ALLTEL are as follows:

           2001 .....................................       $2,520,000
           2002......................................          420,000

         In September 2000, the Company entered into a five-year contract with MCI/WorldCom and Intergraph Corporation to manage network operations. The projected amount of future minimum payments contractually due are as follows:

           2001 .....................................       $1,249,000
           2002......................................        1,285,000
           2003......................................        1,323,000
           2004......................................        1,362,000
           2005......................................        1,238,000


         Legal Proceedings

         In the ordinary course of business, the Corporation, WSFS and its subsidiaries are subject to legal actions which involve claims for monetary relief. Based upon information presently available to management and its counsel, it is management's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations.

         WSFS, as successor to Providential, may from time-to-time be involved in arbitration or litigation with the borrowers or with the heirs of borrowers. Some kinds of disputes may delay or impair WSFS' ability to liquidate its collateral promptly after maturity of a reverse mortgage loan. Because reverse mortgages are a relatively new and uncommon product, there can be no assurances regarding how courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of WSFS' reverse mortgage loans.

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

         The following represents a summary of off-balance sheet financial instruments at year-end:

                                                                   December 31,
                                                         -----------------------
                                                           2000            1999
                                                         --------         ------
                                                               (In Thousands)
Financial instruments with contract amounts which
  represent potential credit risk:
       Construction loan commitments ...................  $32,207        $21,931
       Commercial mortgage loan commitments ............    6,425          4,955
       Commercial loan commitments .....................   39,057         30,686
       Commercial standby letters of credit ............    2,829          1,406
       Residential mortgage loan commitments ...........   10,104         22,996
       Consumer lines of credit ........................   66,211         65,838

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

         Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages and consumer. The fair value of residential mortgage loans is estimated using quoted market prices for sales of whole loans with similar characteristics such as repricing dates, product type and size. For residential loans that reprice frequently, the carrying amount approximates fair value. The fair value of other types of loans for which quoted market prices are not available is estimated by discounting expected future cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available.

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

        The carrying amount and estimated fair value of the Corporation's financial instruments are as follows:


                                                                                         December 31,
                                                                ---------------------------------------------------------
                                                                          2000                               1999
                                                                ------------------------           ----------------------
                                                                Carrying        Fair               Carrying        Fair
                                                                 Amount         Value              Amount          Value
                                                                --------      ----------           -------         ------
                                                                                         (In Thousands)
Financial assets:
     Cash and short-term investments.................          $   98,667    $   98,667          $   67,192   $   67,192
     Investment securities...........................              29,740        29,932              37,473       37,281
     Mortgage-backed securities......................             339,718       338,659             447,749      439,003
     Investment in reverse mortgages.................              33,683        36,650              28,103       29,003
     Loans, net......................................             963,491       976,125             860,573      864,903
     Interest rate cap...............................               1,997         1,997               2,131        4,944

Financial liabilities:
     Deposits........................................           1,121,591     1,122,754             910,090      910,661
     Borrowed funds..................................             493,638       481,282             722,465      686,288



      The estimated fair value of the Corporation's off-balance sheet financial instruments is as follows:

                                                                 December 31,
                                                           ---------------------
                                                           2000             1999
                                                           ----             ----
                                                               (In Thousands)

Off-balance sheet instruments:
     Commitments to extend credit.......................  $  878         $  806
     Standby letters of credit..........................      28             14



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

         The Corporation accounts for its investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, the value of reverse mortgage assets include significant risk associated with estimations.

         In November 1994, the Corporation purchased Providential Home Income Plan, Inc., a California-based reverse mortgage lender, for approximately $24.4 million. Providential's assets at acquisition primarily consisted of cash and its investment in reverse mortgages (the "1994 Pool"). Providential's results have been included in the Corporation's consolidated statement of operations since the acquisition date. In November 1996 the management and operations of Providential were merged into WSFS. The carrying value of the reverse mortgages was $17.2 million and $11.4 million at December 31, 2000 and December 31, 1999, respectively. Of the 526 loans that comprise the 1994 pool at December 31, 2000, all are located in California.

         In 1993, the Corporation acquired a pool of reverse mortgages (the "1993 Pool") from the FDIC and another lender. The Corporation's investment in this pool of reverse mortgages totaled $16.5 million and $16.7 million at December 31, 2000 and December 31, 1999, respectively. Of the 318 loans that comprise the 1993 Pool at December 31, 2000, 261 loans, or 82%, are located in Delaware, New Jersey, Pennsylvania and Maryland.

         At December 31, 2000, the Corporation's estimate of net cash flows from each pool of reverse mortgages was as follows:


                                                  Net Inflows (Outflows)
                                       -----------------------------------------
                                       1994 Pool        1993 Pool          Total
                                       ---------        ---------          -----
                                                     (In Thousands)
Year ending:
------------

2001................................. $   5,166        $   1,240       $   6,406
2002.................................     6,335            1,953           8,288
2003.................................     6,454            1,975           8,429
2004.................................     6,477            1,968           8,445
2005.................................     6,449            1,935           8,384
2006-2010............................    29,956            8,473          38,429
2011-2015............................    22,658            5,493          28,151
2016-2020............................    13,635            2,696          16,331
Thereafter...........................     8,914            1,267          10,181


         The effective yield used to accrue investment income on the Corporation's investment in reverse mortgages is sensitive to changes in collateral values and other actuarial and prepayment assumptions. Future estimated changes in collateral values in 2000 are as follows for each pool:

                                                            1994           1993
                                                            Pool           Pool
                                                            ----           ----

Year ended December 31, 2001......................          2.00%          1.00%
Year ended December 31, 2002......................          2.00           1.00
Thereafter........................................          2.00           1.00


         In making these estimates of current and expected collateral values, the Corporation considers its own experience with reverse mortgages that have matured and expected rates of future appreciation in housing prices. The projections also incorporate actuarial estimates of contract terminations using mortality tables published by the Office of the Actuary of the United States Bureau of Census adjusted for expected prepayments and relocations. The carrying value of reverse mortgages is affected by actual cash flows as well as estimates of timing of future cash flows and collateral values. Furthermore, since the 1994 pool was purchased at a significant discount to face value, changes in collateral value can have a leveraged effect on book value. As such, the value of the Company's reverse mortgage portfolio can very significantly from period to period.

         The changes in collateral values and actuarial assumptions resulted in an effective yield of approximately 41.87% at December 31, 2000 on the 1994 Pool and increased income by $10,215,000 during 2000 over the anticipated effective yield at January 1, 2000. Included in this increase was a cumulative positive catch-up adjustment of $7,861,000. The effective yield on the 1993 Pool was 6.62% at December 31, 2000, reflecting a $3,266,000 increase in income over the anticipated effective yield at January 1, 2000, which includes a cumulative catch-up adjustment of $2,989,000.

         The effect on the yield and income assuming no changes in collateral values or a 1% annual reduction in the aforementioned projected future changes of collateral values is presented below for the year ended December 31, 2000:


                                                               1994 Pool                                 1993 Pool
                                                    ---------------------------------     ------------------------------------------
                                                                     1% annual                                         1% annual
                                                                     reduction                                         reduction
                                                    No future     in the projected            No future            in the projected
                                                    changes in     future changes             changes in             future changes
                                                    collateral       in collateral           collateral             in collateral
                                                      values            values                 values                    values
                                                    ------------   ------------------     ---------------       --------------------
                                                           (Dollars in Thousands)

Effective yield................................       41.22%            41.57%                    6.23%                  6.23%
Effect on income of reverse mortgages..........     $(1,364)           $ (689)                  $ (969)                $ (969)




         The cumulative catch-up adjustments included in the above reductions in income are $820,000 and $449,000, respectively, at January 1, 2000 for the 1994 Pool. The cumulative catch-up adjustments included in the above reductions in income are $836,000 and $836,000, respectively, at January 1, 2000 for the 1993 Pool.


17.   SEGMENT INFORMATION

         Under the definition of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Corporation had three operating segments in 2000: WSFS, C1FN and WNF. C1FN and WNF are not wholly-owned, but are majority-controlled subsidiaries that began operating in 1999. As majority controlled subsidiaries, they are included in consolidated Financial Statements, including segment reporting.

         The operation of WCC, which provided auto loans and leases indirectly through unrelated auto dealerships within the Mid-Atlantic region, was discontinued in 2000 and therefore no longer defined as a business segment. The segment information for 2000, 1999 and 1998 has been restated to reflect this change. In 1998, excluding the discontinued segment, WCC, the Corporation had only one segment: Wilmington Savings Fund Society, FSB (WSFS) and thus, no separate segment information is provided for 1998.

         The WSFS segment provides financial products within its geographical footprint through its branch network to consumer and commercial customers. C1FN received an additional investment in December 2000, which reduced WSFS' ownership from 42% to 29%. WSFS retains majority control of C1FN through a voting trust. C1FN provides direct-to-customer marketing, servicing and Internet development and technology management for "branchless" financial services. WSFS and C1FN are engaged in joint effort through a division of WSFS, everbank.com(TM), to provide Internet banking on a national level. WNF, a 51% owned subsidiary, which began operations in December 1999, is engaged in sub-prime home equity lending. WNF expanded sales to a national level and now aggregates loans primarily through brokers and sells them to investors.

         Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the years ended December 31, 2000 and 1999 follow:

For the year ended December 31, 2000:


                                                     WSFS           C1FN           WNF               Total
                                                     ----           ----           ---               -----
                                                                       (In Thousands)
External customer revenues:
    Interest income.......................       $  121,247     $   7,310       $  1,120          $  129,677
    Other income .........................           12,931           796          4,374              18,101
                                                -----------     ---------       --------          ----------
Total external customer revenues .........          134,178         8,106          5,494             147,778
                                                -----------     ---------       --------          ----------

Intersegment revenues:
    Interest income.......................                -           -               72                  72
    Other income .........................              327             -              -                 327
                                                -----------     ---------       --------          ----------
Total intersegment revenues ..............              327             -             72                399
                                                -----------     ---------      ---------          ----------

Total revenue.............................          134,505         8,106          5,566             148,177
                                                -----------     ---------       --------          ----------

External customer expenses:
    Interest expense......................           59,476         5,477            774              65,727
    Other expenses .......................           43,838         7,789          7,168              58,795
    Other depreciation and
         amortization ....................            2,871           469           187                3,527
                                                -----------     ---------       --------          ----------
Total external customer expenses .........          106,185        13,735          8,129             128,049
                                                -----------     ---------       --------          ----------

Intersegment expenses:
    Interest expense......................               72             -              -                  72
    Other expenses .......................                -          327               -                 327
                                                -----------     ---------       --------          ----------
Total intersegment expenses ..............               72          327               -                399
                                                -----------     ---------       --------          ----------

Total expenses ...........................          106,257        14,062          8,129             128,448
                                                -----------     ---------       --------          ----------

Income before taxes and minority
    interest..............................      $    28,248     $  (5,956)      $ (2,563)         $   19,729
                                                ===========     =========       ========          ==========

Provision for income taxes ...............                                                             6,586
Income (loss) from discontinued
    operations............................                                                            (2,392)
Loss on wind-down of discontinued
    operations............................                                                            (2,211)
Minority interest ........................                                                            (3,735)
Cumulative effect of change in
    accounting principle..................                                                            (1,256)
                                                                                                  ----------
Consolidated net income ..................                                                        $   11,019
                                                                                                  ==========

Segment assets ..........................       $ 1,555,091     $ 192,617       $ 24,682          $1,772,390
Elimination of intersegment receivables..                                                            (33,074)
                                                                                                  ----------
Consolidated assets .....................                                                         $1,739,316
                                                                                                  ==========

Capital expenditures......................      $     4,059   $       587    $      847           $    5,493

For the year ended December 31, 1999:

                                                    WSFS          C1FN(1)         WNF(2)             Total
                                                    ----          ----            ---                -----
                                                                      (In Thousands)
External customer revenues:
    Interest income.......................       $  108,011     $     173      $       -          $  108,184
    Other income .........................           11,577             2              -              11,579
                                                 ----------     ---------      ---------          ----------
Total external customer revenues .........          119,588           175              -             119,763
                                                 ----------     ---------      ---------          ----------
Intersegment revenues:
    Interest income.......................                -             -              7                   7
    Other income .........................               40             -              -                  40
                                                 ----------     ---------      ---------          ----------
Total intersegment revenues ..............               40             -              7                  47
                                                 ----------     ---------      ---------          ----------

Total revenue.............................          119,628           175              7             119,810
                                                                                                   ---------

External customer expenses:
    Interest expense......................           58,840            16              -              58,856
    Other expenses .......................           39,261         1,687            198              41,146
    Other depreciation and
         amortization ....................            2,468            58             -                2,526
                                                 ----------     ---------      ---------          ----------
Total external customer expenses .........          100,569         1,761            198             102,528
                                                 ----------     ---------      ---------          ----------

Intersegment expenses:
    Interest expense......................                7             -              -                   7
    Other expenses .......................                -            40              -                  40
                                                 ----------     ---------      ---------          ----------
Total intersegment expenses ..............                7            40              -                  47
                                                 ----------     ---------      ---------          ----------

Total expenses ...........................          100,576         1,801            198             102,575
                                                 ----------     ---------      ---------          ----------

Income before taxes and minority
    interest..............................       $   19,052     $  (1,626)     $    (191)         $   17,235

Provision for income taxes ...............                                                               121
Minority interest ........................                                                              (972)
Income from discontinued
    operations............................                                                             1,623
                                                                                                  ----------
Consolidated net income ..................                                                        $   19,709
                                                                                                  ==========

Segment assets ..........................        $1,740,297     $  18,091      $   2,383          $1,760,771
Elimination of intersegment receivables..                                                             (9,734)
                                                                                                  ----------
Consolidated assets .....................                                                         $1,751,037
                                                                                                  ==========

Capital expenditures......................       $    4,274     $     894      $      70          $    5,238


(1)  Includes the results of C1FN from September 1, 1999 through
     December 31, 1999, the period of WSFS' ownership.
(2)  Includes the results of WNF from December 1, 1999, its date of inception.

18.  PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

                                                                                                   December 31,
                                                                                         ----------------------------------
                                                                                           2000                    1999
                                                                                         ---------               ---------
                                                                                                   (In Thousands)
Assets:
     Cash ......................................................................        $    2,519               $   7,185
     Investment in the subsidiaries ............................................           140,116                 134,653
     Investment in interest rate cap ...........................................             1,997                   2,131

     Investment in capital trust................................................             1,547                   1,547

     Other assets...............................................................             1,449                   1,667
                                                                                        ----------               ---------
Total assets ...................................................................        $  147,628               $ 147,183
                                                                                        ==========               =========


Liabilities:
     Borrowings.................................................................        $   50,000               $  50,000
Interest payable................................................................               409                     382
     Other liabilities..........................................................                73                     648
                                                                                        ----------               ---------
     Total liabilities..........................................................            50,482                  51,030
                                                                                        ----------               ---------

Stockholders' equity:
     Common stock ..............................................................               148                     148

     Capital in excess of par value ............................................            58,985                  58,185
     Comprehensive income.......................................................               197                  (3,265)
     Retained earnings .........................................................            92,409                  83,000
     Treasury stock ............................................................           (54,593)                (41,915)
                                                                                        ----------               ---------
     Total stockholders' equity ................................................            97,146                  96,153
                                                                                        ----------               ---------
Total liabilities and stockholders' equity......................................        $  147,628               $ 147,183
                                                                                        ==========               =========

Condensed Statement of Operations
                                                                                              Year Ended December 31,
                                                                                        --------------------------------
                                                                                          2000         1999        1998
                                                                                         ------       ------      ------
                                                                                                   (In Thousands)
Income:
     Interest income ...........................................................        $    359    $    876  $    850
     Other income...............................................................             234          93        91
                                                                                        --------    --------   --------
                                                                                             593         969       941
                                                                                        --------    --------   --------
Expenses:
     Interest expense...........................................................           4,787       4,284     3,748
     Other operating expenses...................................................          (1,408)     (1,116)     (934)
                                                                                        --------    --------   --------
                                                                                           3,379       3,168     2,814
                                                                                        --------    --------   --------

Loss before equity in undistributed income of WSFS and
  extraordinary item............................................................          (2,786)     (2,199)   (1,873)
Equity in undistributed income of WSFS .........................................          13,805      21,908    19,846
                                                                                        --------    --------   --------
Income before extraordinary item................................................          11,019      19,709    17,973
Loss on extinguishment of debt, net of taxes ..................................                -           -     1,461
                                                                                        --------    --------  --------
Net income .....................................................................        $ 11,019    $ 19,709  $ 16,512
                                                                                        ========    ========  ========

Condensed Statement of Cash Flows

                                                                                                Year Ended December 31,
                                                                                              ---------------------------
                                                                                             2000        1999       1998
                                                                                             ----        ----       ----
                                                                                                     (In Thousands)

Operating activities:
     Net income ................................................................          $  11,019   $ 19,709  $  16,512
Adjustments to reconcile net income to net
   cash used for operating activities:
     Equity in undistributed income of WSFS ....................................            (13,805)   (21,908)   (19,846)
     Amortization ..............................................................                373        286        135
     Loss on extinguishment of debt.............................................                  -          -      2,248
     (Increase) decrease in other assets........................................                (20)       487       (600)
     Decrease (increase)  in other liabilities..................................               (547)      (706)        98
                                                                                          ---------   --------  ---------
Net cash used for operating activities .........................................             (2,980)    (2,132)    (1,453)
                                                                                          ---------   --------  ---------

Investing activities:
     Decrease in investment in Bank.............................................             12,374          -     12,000
     Investment in interest rate cap ...........................................                  -          -     (2,390)
     Investment in capital trust ...............................................                  -          -     (1,547)
                                                                                          ---------   --------  ---------
Net cash provided by investing activities.......................................             12,374          -      8,063
                                                                                          ---------   --------  ---------

Financing activities:
     Issuance of common stock ..................................................                103        389        228
     Proceeds from issuance of trust preferred borrowings, net of costs.........                  -          -     48,624
     Extinguishment of senior notes.............................................                  -          -    (30,548)
     Unrealized gains in intrinsic value of interest rate cap ..................                125          -          -


     Dividends paid on common stock ............................................             (1,610)    (1,366)    (1,107)
     Treasury stock, net of reissuance .........................................            (12,678)    (4,931)   (16,497)
                                                                                          ---------   --------  ---------
Net cash (used for) provided by financing activities ...........................            (14,060)    (5,908)       700
                                                                                          ---------   --------  ---------

(Decrease) increase in cash ....................................................             (4,666)    (8,040)     7,310
Cash at beginning of period ....................................................              7,185     15,225      7,915
                                                                                          ---------  ---------  ---------
Cash at end of period ..........................................................          $   2,519   $  7,185  $  15,225
                                                                                          =========   ========  =========

19.  INVESTMENTS IN NONWHOLLY-OWNED SUBSIDIARIES

                  In August 1999, WSFS Financial Corporation invested $5.5 million in CustomerOne Financial Network, Inc (C1FN), a St Louis, Missouri based corporation formed in 1998 for the express purpose of providing direct-to-consumer marketing, servicing, Internet development and technology management for "branchless" financial services. As a result of this investment, C1FN's Internet-only banking structure became part of everbank.com(TM), a division of WSFS. C1FN assists WSFS in managing the operations of everbank.com.(TM) everbank.com(TM) began marketing Internet-only banking to a national clientele in November of 1999.

         WSFS is the single largest shareholder in C1FN, has majority control through a voting trust and for the year ended December 31, 2000 shared in 42% of the operating results of C1FN. In addition, WSFS received warrants for the purchase of 20% additional ownership of C1FN, as well as the option and under certain circumstances the obligation to invest an additional $5.4 million in the year 2000, at the original WSFS ownership prices. This option expired on July 5, 2000 with no additional investment being made by WSFS.

         On December 29, 2000, C1FN received a $5.0 million investment from a third party investor, with a conditional commitment to invest an additional $12.5 million if and when a separate bank charter is obtained for everbank.com(TM). This investment effectively reduces WSFS' economic ownership of C1FN at December 31, 2000 from 42% to 29%. Since WSFS retains majority control of C1FN through a voting trust, the results of C1FN will continue to be consolidated into the operating results of WSFS until everbank.com(TM) obtains a separate banking charter. If and when everbank.com(TM) obtains a banking charter, WSFS will no longer have control. This investment may then be accounted for under the equity method.

Additionally, in November 1999, the Corporation expanded the local retail home equity lending business of Community Credit Corporation (CCC) which initially started operations in 1994. CCC was renamed Wilmington National Finance, Inc.
(WNF) which expanded its sales to a national level and now aggregates loans primarily through brokers and sells them to investors. WSFS retained a 51% ownership with the remainder held by WNF's executives retained to lead the expansion of WNF. WSFS also has warrants to obtain an additional 15% ownership in WNF.

         Both C1FN and WNFI are consolidated into the financial statements of WSFS Financial Corporation. The portion of equity and operating results attributable to investors in C1FN and WNF, other than WSFS, are reported as minority interest.

20.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

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

         The Corporation's only derivative that requires separate accounting under SFAS 133 is an interest-rate cap with a notional amount of $50 million which limits 3-month LIBOR to 6% for ten years ending December 1, 2008. The cap is being used to hedge the cash flows of $50 million in trust preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. The fair market value (FMV), which at inception is equal to the cost, is broken into two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included in a separate component of other comprehensive income and changes in the time value of the option included directly in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, will be expensed in the period in which ineffectiveness is determined. It has been determined that the hedge is highly effective and can reasonably be expected to remain so. Management is not aware of any events that would result in the reclassification into earnings of gains and losses that are currently reported in accumulated other comprehensive income except for the change in the FMV of the interest rate cap which pertains to the time value of the hedging instrument. The fair value is estimated using quoted prices for similar instruments.

         The following depicts the change in fair market value of the interest rate cap:

                        Carrying Value        Changes in         Carrying Value
                         At January 1,        Fair Market        At December 31,
                             2000                Value                2000
                        --------------        -----------        ---------------
                                              (In thousands)

Intrinsic value         $       2,813        $     (2,620)        $     193(1)
Time value                      2,131                (327)(2)         1,804
                         ------------         ------------        ---------

                        $       4,944        $     (2,947)        $   1,997
                        =============        =============        =========

(1)  Included in other comprehensive income, net of  taxes.
(2) Included in interest expense on the hedged item (trust preferred borrowings).

         An additional provision of SFAS 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading at the date of adoption. Accordingly, the Corporation reclassified $131.0 million in investments and mortgage-backed securities from held-to-maturity to available-for-sale and recorded on unrealized loss of $2.4 million net of tax. Of the $131.0 million transferred, $55.4 million was sold at a loss of $1.3 million, net of tax, during the quarter of adoption. In accordance with SFAS No. 133, this loss was included in the statement of operations as a cumulative effect of a change in accounting principle.

21. Subsequent Event

         In the first quarter of 2001, the Company became aware of missing or misappropriated funds related to an armored car carrier engaged to supply cash to ATM's operated by customers of Cash Connect, the ATM division of WSFS. Criminal investigations are ongoing and have resulted in the arrest of certain armored car carrier employees. The armored car carrier has subsequently declared bankruptcy.

         Management estimates that the related net loss after taxes will be between $450,000 and $650,000 and will be charged to earnings in the first quarter of 2001. The Company believes it will reduce any loss by, among other things, vigorously pursuing restitution from the responsible parties and making claims in bankruptcy proceedings as well as through various insurance policies. Management can make no assurance, however, that these efforts will result in any recovery to the Company.

QUARTERLY FINANCIAL SUMMARY (Unaudited)


                                                                    Three Months Ended
                                -----------------------------------------------------------------------------------------
                                12/31/00     9/30/00     6/30/00    3/31/00     12/31/99    9/30/99    6/30/99    3/31/99
                                --------     -------     -------    -------     --------    -------    -------    -------
                                                            (In Thousands, Except Per Share Data)

Interest income............      $32,664     $32,302     $30,219    $34,492       28,125     26,729     26,670     26,660
Interest expense...........       17,303      17,251      15,347     15,826       15,502     14,374     14,322     14,658
                                 -------    --------    --------     ------     --------    -------    -------    -------
Net interest income .......       15,361      15,051      14,872     18,666       12,623     12,355     12,348     12,002
Provision for loan losses .....      222         227         217        228          233        259        249        263
                                 -------    --------    --------     ------     --------    -------    -------    -------
Net interest income after
   provision for loan losses      15,139      14,824      14,655     18,438       12,390     12,096     12,099     11,739

Other income ..............        5,006       5,982       6,026      1,087        2,211      3,315      3,156      2,897
Other operating expenses...       16,535      16,222      15,271     13,400       12,613     10,558     10,122      9,375
                                 -------    --------    --------     ------     --------    -------    -------    -------
Income from operations
  before, minority int.,
  taxes and accounting
  change...................        3,610       4,584       5,410      6,125        1,988      4,853      5,133      5,261
Minority interest net of tax        (868)       (780)       (856)    (1,231)        (799)      (173)         -          -
                                 -------    --------    --------     ------     --------    -------    -------    -------
Income before taxes .......        4,478       5,364       6,266      7,356        2,787      5,026      5,133      5,261
Income tax provision
  (benefit)................        1,165       1,326       1,999      2,096       (3,462)     1,121      1,188      1,274
                                 -------    --------    --------     ------     --------    -------    -------    -------

Income from continued
  operations before
  accounting change........        3,313       4,038       4,267      5,260        6,249      3,905      3,945      3,987
Change in accounting
   principles, net.........            -           -           -     (1,256)           -          -          -          -
                                 -------    --------    --------     ------     --------    -------    -------    -------
Income from continuing
   operations..............        3,313       4,038       4,267      4,004        6,249      3,905      3,945      3,987
(Loss) income from
  Discontinued operations,
  net of tax ..............         (656)         31      (1,901)       134          (11)       607        623        404
Loss on wind-down of
   Discontinued operations.       (2,211)          -           -          -            -          -          -          -
                                 -------    --------    --------     ------     --------    -------    -------    -------

Net income ................      $   446     $ 4,069     $ 2,366    $ 4,138     $  6,238    $ 4,512    $ 4,568    $ 4,391
                                 =======     =======     =======    =======     ========    =======    =======    =======

Earnings per share:
  Basic:

Income from continued
   operations before
   accounting change ......      $   .32    $    .39    $    .40    $   .47         0.55       0.34       0.35       0.35
Change in accounting
  principle, net...........            -           -           -      (0.11)           -          -          -          -
                                 -------    --------    --------     ------     --------    -------    -------    -------
Income from continuing
  operations.............           0.32        0.39        0.40       0.36         0.55       0.34       0.35       0.35
(Loss) income from
  discontinued operations,
  net of tax...............        (0.06)          -       (0.18)      0.01            -       0.06       0.05       0.03
Loss on wind-down of
    discontinued operations        (0.22)          -          -           -            -          -          -          -
                                 -------    --------    --------     ------     --------    -------    -------    -------
Net income.................      $  0.04    $   0.39    $   0.22    $  0.37     $   0.55    $  0.40    $  0.40    $  0.38
                                 =======    ========    ========    =======     ========    =======    =======    =======

QUARTERLY FINANCIAL SUMMARY (Unaudited) (continued...)



                                                                     Three Months Ended
                                -----------------------------------------------------------------------------------------
                                12/31/00     9/30/00     6/30/00    3/31/00     12/31/99    9/30/99    6/30/99    3/31/99
                                --------     -------     -------    -------     --------    -------    -------    -------
                                                        (In Thousands, Except Per Share Data)
  Diluted:

Income from continuing
   operations before
   accounting change ......       $  .32      $  .39      $  .40     $  .47       $ 0.55     $ 0.34     $ 0.35     $ 0.35
Change in accounting
  principles, net..........            -           -           -      (0.11)           -          -          -          -
                                  ------      ------      ------     ------       ------     ------     ------     ------
Income from continuing
  operations.............           0.32        0.39        0.40       0.36         0.55       0.34       0.35       0.35
(Loss) Income  from
  discontinued operations,
  net of taxes.............        (0.06)          -       (0.18)      0.01            -       0.06       0.05       0.03
Loss on wind-down of
    discontinued operations        (0.22)          -           -          -            -          -          -          -
                                  ------      ------      ------     ------       ------     ------     ------     ------
Net income.................       $ 0.04      $ 0.39      $ 0.22     $ 0.37       $ 0.55     $ 0.40     $ 0.40     $ 0.38
                                  ======      ======      ======     ======       ======     ======     ======     ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


Items 10 through 13 are incorporated by the following references from the indicated pages of the Proxy Statement for the 2001 Annual Meeting of
Stockholders:


                                                                            Page
                                                                            ----

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT                                                  4-8



ITEM 11.  EXECUTIVE COMPENSATION                                            9-15



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                            2,6,7



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      16

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

4.2 Trust Agreement of WSFS Capital Trust I, incorporated herein by reference to Exhibit 4.4 to the Registration Statement.

4.3 Amended and Restated Trust Agreement of WSFS Capital I, incorporated herein by reference to Exhibit 4.1 to WSFS Financial Corporation's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 20, 1998 ("Form 8-K/A").

4.4 Form of Trust Preferred Security Certificate of WSFS Capital Trust I, incorporated herein by reference from Form 8-K/A.

4.5 Trust Preferred Securities Guarantee Agreement, incorporated herein by reference to the Form 8-K/A filed with the Securities and Exchange Commission on November 20, 1998.

4.6 Form of Junior Subordinated Indenture between WSFS Financial Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registration Statement.

4.7 Officers' Certificate and Company Order for Floating Rate Junior Subordinated Debentures due December 1, 2028, incorporated herein by reference to Exhibit 4.2 to the Form 8-K/A.

4.8 Form of Floating Rate Junior Subordinated Debenture, incorporated herein by reference to Exhibit 4.5 of the Form 8-K/A.

4.9 First Amendment to the Amended and Restated Trust Agreement of WSFS Capital Trust I.

10.1 Wilmington Savings Fund Society, Federal Savings Bank 1986 Stock Option Plan, as amended is incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (File No. 33-56108) filed with the Commission on December 21, 1992.

10.2 WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary Plan Description is incorporated herein by reference to Exhibit
         10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.3 Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.

10.4     Attachment A    2000 Stock Option and Temporary Service Agreement among
                         Wilmington Savings Fund Society, Federal Savings Bank,
                         WSFS Financial  Corporation and Marvin N. Schoenhals on
                         February 24, 2000.

10.5     Attachment B    Severance Policy among Wilmington Savings Fund Society,
                         Federal Savings Bank and certain Executive Vice
                         Presidents dated March 13, 2001.

21  Attachment C   Subsidiaries of Registrant.

23  Attachment D   Consent of KPMG LLP.

Exhibits 10.1 through 10.5 represent management contracts or compensatory plan arrangements.

(b)      No reports on Form 8K were filed during the fourth quarter 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WSFS FINANCIAL CORPORATION


Date:   March 29, 2001     BY:   /S/ MARVIN N. SCHOENHALS
                                 -----------------------------------------------
                                 Marvin N. Schoenhals
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 29, 2001     BY:   /S/ MARVIN N. SCHOENHALS
                                 -----------------------------------------------
                                 Marvin N. Schoenhals
                                 Chairman, President and Chief Executive Officer


Date:   March 29, 2001     BY:   /S/ CHARLES G. CHELEDEN
                                 -----------------------------------------------
                                 Charles G. Cheleden
                                 Vice Chairman and Director


Date:   March 29, 2001     BY:   /S/ JOHN F. DOWNEY
                                 -----------------------------------------------
                                 John F. Downey
                                 Director


Date:   March 29, 2001     BY:   /S/ LINDA C. DRAKE
                                 -----------------------------------------------
                                 Linda C. Drake
                                 Director


Date:   March 29, 2001     BY:   /S/ DAVID E. HOLLOWELL
                                 -----------------------------------------------
                                 David E. Hollowell
                                 Director


Date:   March 29, 2001     BY:   /S/ JOSEPH R. JULIAN
                                 -----------------------------------------------
                                 Joseph R. Julian
                                 Director

Date:   March 29, 2001     BY:   /S/ THOMAS P. PRESTON
                                 -----------------------------------------------
                                 Thomas P. Preston
                                 Director


Date:   March 29, 2001     BY:   /S/ CLAIBOURNE D. SMITH
                                 -----------------------------------------------
                                 Claibourne D. Smith
                                 Director


Date:  March 29, 2001      BY:   /S/ EUGENE W. WEAVER
                                 -----------------------------------------------
                                 Eugene W. Weaver
                                 Director


Date:   March 29, 2001     BY:   /S/ R. TED WESCHLER
                                 -----------------------------------------------
                                 R. Ted Weschler
                                 Director


Date:   March 29, 2001     BY:   /S/ DALE E. WOLF
                                 -----------------------------------------------
                                 Dale E. Wolf
                                 Director


Date:   March 29, 2001     BY:   /S/ MARK A. TURNER
                                 -----------------------------------------------
                                 Mark A. Turner
                                 Executive Vice President and
                                 Chief Financial Officer


Date:   March 29, 2001     BY:   /S/ ROBERT F. MACK
                                 -----------------------------------------------
                                 Robert F. Mack
                                 Managing Vice President and Controller