Form 10-Q
period 2001-03-31
WSFS FINANCIAL CORP
filed 2001-05-15
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        March 31, 2001
                                                     -----------------

                                                         OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      22-2866913
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


838 Market Street, Wilmington, Delaware                          19899
----------------------------------------                       -----------
(Address of principal executive offices)                       (Zip Code)


                                  (302)792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES    X    NO
                                                 ------      ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2001:

Common Stock, par value $.01 per share                          9,883,634
--------------------------------------                   --------------------
            (Title of Class)                             (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                            Page
Item 1.  Financial Statements

         Consolidated Statement of Operations for the Three Months
         Ended March 31, 2001 and 2000 (Unaudited)..........................  3

         Consolidated Statement of Condition as of March 31, 2001
         (Unaudited) and December 31, 2000..................................  5

         Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 2001 and 2000 (Unaudited)................................  6

         Notes to the Consolidated Financial Statements for the Three
         Months Ended March 31, 2001 and 2000 (Unaudited)...................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 12


Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 22


                         PART II. Other Information



Item 4.  Submission of Matters to a Vote of Security Holders................ 22

Item 6.  Exhibits and Reports on Form 8-K................................... 22

Signatures ................................................................. 23

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                    Three months ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                  2001              2000
                                                                                --------          --------
                                                                                         (Unaudited)
                                                                           (In Thousands, Except per Share Data)
Interest income:
     Interest and fees on loans .......................................         $ 20,573          $ 18,689
     Interest on mortgage-backed securities ...........................            6,012             6,620
     Interest and dividends on investment securities ..................              455               707
     Interest on investments in reverse mortgages .....................            1,784             7,767
     Other interest income ............................................              794               709
                                                                                --------          --------
                                                                                  29,618            34,492
                                                                                --------          --------
Interest expense:
     Interest on deposits .............................................           10,688             8,435
     Interest on Federal Home Loan Bank advances ......................            3,206             5,010
     Interest on federal funds purchased and securities
       sold under agreements to repurchase ............................              809             1,463
     Interest on trust preferred borrowings ...........................              964               787
     Interest on other borrowings .....................................              127               131
                                                                                --------          --------
                                                                                  15,794            15,826
                                                                                --------          --------
Net interest income ...................................................           13,824            18,666
Provision for loan losses .............................................              393               228
                                                                                --------          --------
Net interest income after provision for loan losses ...................           13,431            18,438
                                                                                --------          --------

Other income:
     Loan servicing fee income ........................................              647               540
     Deposit service charges ..........................................            1,966             1,471
     Credit/debit card and ATM income .................................            1,550             1,174
     Securities losses ................................................             --              (2,466)
     Gain (loss) on sale of loans .....................................            2,917              (172)
     Other income .....................................................              970               540
                                                                                --------          --------
                                                                                   8,050             1,087
                                                                                --------          --------
Other expenses:
     Salaries, benefits and other compensation ........................            8,605             5,910
     Equipment expense ................................................            1,016               959
     Data processing and operations expenses ..........................            1,097             1,740
     Occupancy expense ................................................            1,309               947
     Marketing expense ................................................              755               777
     Professional fees ................................................              582               635
     ATM fraud loss ...................................................              421              --
     Other operating expenses .........................................            3,022             2,432
                                                                                --------          --------
                                                                                  16,807            13,400
                                                                                --------          --------
Income from continuing operations before minority interest, taxes
   and cumulative effect of change in accounting principle ............            4,674             6,125
Less minority interest ................................................             (747)           (1,231)
                                                                                --------          --------
Income from continuing operations before taxes and cumulative effect ..
   of change in accounting principle ..................................            5,421             7,356
Income tax provision ..................................................            1,701             2,096
                                                                                --------          --------
Income from continuing operations before cumulative effect of change in
    accounting principle ..............................................            3,720             5,260
Cumulative effect of change in accounting principle
   net of $837,000 in income tax ......................................             --              (1,256)
                                                                                --------          --------
Income from continuing operations .....................................            3,720             4,004
                                                                                --------          --------
Income from discontinued operations, net of taxes .....................             --                 134
                                                                                --------          --------
Net income ............................................................         $  3,720          $  4,138
                                                                                ========          ========

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      Three months ended
                                                                                          March 31,
                                                                              ---------------------------------

                                                                                 2001                   2000
                                                                              ----------            ------------
                                                                                         (Unaudited)
                                                                            (In Thousands, Except per Share Data)

Basic earnings per share:
Income from  continuing operations before cumulative effect of
     change in accounting principle...................................        $     0.37            $       0.47
Cumulative effective of change in accounting principle................                 -                   (0.11)
                                                                              ----------            ------------
Income from continuing operation......................................             0 .37                    0.36
                                                                              ----------            ------------
Income from discontinued operations, net of taxes.....................                --                    0.01
                                                                              ----------            ------------
Net income ...........................................................        $     0.37            $       0.37
                                                                              ==========            ============

Diluted earnings per share:
Income from  continuing operations before cumulative effect of
     change in accounting principle...................................              0.37            $       0.47
Cumulative effective of change in accounting principle................                --                   (0.11)
                                                                              ----------            ------------
Income from continuing operations.....................................              0.37                    0.36
                                                                              ----------            ------------
Income from discontinued operations, net of taxes.....................                --                    0.01
                                                                              ----------            ------------
Net income ...........................................................        $     0.37            $       0.37
                                                                              ==========            ============


The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                          March 31,         December 31,
                                                                                            2001               2000
                                                                                         -----------        -----------
                                                                                         (Unaudited)
                                                                                                 (In Thousands)
Assets

Cash and due from banks ..........................................................       $    78,281        $    87,849
Federal funds sold and securities purchased under agreements to resell ...........            47,461              3,500
Interest-bearing deposits in other banks .........................................            21,638              7,318
Investment securities held-to-maturity ...........................................            14,785             14,746
Investment securities available-for-sale .........................................             6,403             14,994
Mortgage-backed securities held-to-maturity ......................................           103,075            107,663
Mortgage-backed securities available-for-sale ....................................           277,558            232,055
Investment in reverse mortgages, net .............................................            33,295             33,683
Loans held-for-sale ..............................................................            28,935             23,313
Loans, net of allowance for loan losses of $21,518 at March 31, 2001
  and $21,423 at December 31, 2000 ...............................................           936,582            940,178
Stock in Federal Home Loan Bank of Pittsburgh, at cost ...........................            16,550             28,500
Assets acquired through foreclosure ..............................................               718                630
Premises and equipment ...........................................................            18,408             16,788
Accrued interest and other assets ................................................            30,813             28,348
Net assets of discontinued operations ............................................           182,222            199,751
                                                                                         -----------        -----------

Total assets .....................................................................       $ 1,796,724        $ 1,739,316
                                                                                         ===========        ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ...................................................       $   144,448        $   139,128
    Money market and interest-bearing demand .....................................           283,118            244,120
    Savings ......................................................................           303,617            289,382
    Time .........................................................................           307,148            282,839
                                                                                         -----------        -----------
      Total retail deposits ......................................................         1,038,331            955,469
    Jumbo certificates of deposit ................................................            38,690             19,030
    Brokered certificates of deposit .............................................           115,175            147,092
                                                                                         -----------        -----------
      Total deposits .............................................................         1,192,196          1,121,591

Federal funds purchased and securities sold under agreements to repurchase .......            69,300             69,300
Federal Home Loan Bank advances ..................................................           331,000            351,000
Trust preferred borrowings .......................................................            50,000             50,000
Other borrowed funds .............................................................            24,901             23,338
Accrued expenses and other liabilities ...........................................            24,005             21,065
                                                                                         -----------        -----------
Total liabilities ................................................................         1,691,402          1,636,294
                                                                                         -----------        -----------

Minority Interest ................................................................             5,129              5,876

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding .......................................................              --                 --
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,813,403 at March 31, 2001 and 14,813,403 at December 31, 2000 .............               148                148
Capital in excess of par .........................................................            58,991             58,985
Accumulated other comprehensive income ...........................................             1,857                197
Retained earnings ................................................................            95,728             92,409
Treasury stock at cost, 4,774,769 shares at March 31, 2001 and 4,629,769 shares
    at December 31, 2000 .........................................................           (56,531)           (54,593)
                                                                                         -----------        -----------
Total stockholders' equity .......................................................           100,193             97,146
                                                                                         -----------        -----------
Total liabilities and stockholders' equity .......................................       $ 1,796,724        $ 1,739,316
                                                                                         ===========        ===========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                        Three Months Ended March 31,
                                                                                                        ----------------------------
                                                                                                           2001             2000
                                                                                                         ---------        ---------
                                                                                                                  (Unaudited)
                                                                                                                (In Thousands)
Operating activities:
    Net income ...................................................................................       $   3,720        $   4,138
    Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan, lease and residual value losses ........................................             393              228
      Depreciation, accretion and amortization ...................................................             729              777
      Increase in accrued interest receivable and other assets ...................................          (5,066)             (93)
      Origination of loans held-for-sale .........................................................        ( 88,000)         (45,543)
      Proceeds from sales of loans held-for-sale .................................................          79,823           70,611
      Increase in accrued interest payable and other liabilities .................................           2,900            3,211
      Increase in reverse mortgage capitalized interest, net .....................................          (1,742)          (7,718)
      Minority interest in net income ............................................................            (747)          (1,231)
      Other, net .................................................................................           2,983              180
                                                                                                         ---------        ---------
    Net cash (used for) provided by operating activities .........................................          (5,007)          24,560
                                                                                                         ---------        ---------

Investing activities:
    Net (increase) decrease in interest-bearing deposits in other banks ..........................         (14,320)           2,544
    Maturities of investment securities ..........................................................           8,045            3,293
    Sales of investment securities available-for-sale ............................................             500           10,618
    Sales of mortgage-backed securities available-for-sale .......................................            --            150,605
    Purchases of investment securities held-to-maturity ..........................................            --             (5,952)
    Purchases of investment securities available-for-sale ........................................            --            (12,554)
    Repayments of mortgage-backed securities held-to-maturity ....................................           4,529           10,180
    Repayments of mortgage-backed securities available-for-sale ..................................          33,202            4,601
    Purchases of mortgage-backed securities available-for-sale ...................................         (76,364)         (27,347)
    Repayments of reverse mortgages ..............................................................           4,021            5,104
    Disbursements for reverse mortgages ..........................................................          (1,855)          (2,065)
    Sales of loans ...............................................................................          (8,837)         (43,051)
    Purchase of loans ............................................................................            --            (19,445)
    Net decrease in loans ........................................................................          11,597           21,348
    Net decrease in stock of Federal Home Loan Bank of Pittsburgh ................................          11,950             --
    Receipts from investment in real estate ......................................................             270             --
    Sales of assets acquired through foreclosure, net ............................................             229              162
    Premises and equipment, net ..................................................................            (802)            (805)
                                                                                                         ---------        ---------
   Net cash (used for) provided by investing activities ..........................................         (27,835)          97,236
                                                                                                         ---------        ---------

Financing activities:
    Net increase in demand and savings deposits ..................................................          60,152           48,376
    Net increase (decrease) in time deposits .....................................................          11,949           (9,656)
    Receipts from FHLB borrowings ................................................................          45,000          195,000
    Repayments of FHLB borrowings ................................................................         (65,000)        (320,000)
    Receipts from reverse repurchase agreements ..................................................            --             20,000
    Repayments of reverse repurchase agreements ..................................................            --            (45,000)
    Repayments of Federal funds purchased ........................................................            --             (5,000)
    Repayments of other borrowings ...............................................................             (30)             (25)
    Dividends paid on common stock ...............................................................            (405)            (338)
    Issuance of common stock .....................................................................               6             --
    Purchase of treasury stock, net of reissuance ................................................          (1,938)          (4,936)
    Discontinued operations ......................................................................          17,529            2,990
    Minority Interest ............................................................................             (28)             632
                                                                                                         ---------        ---------
  Net cash provided by (used for) financing activities ...........................................          67,235         (117,957)
                                                                                                         ---------        ---------
  Increase in cash and cash equivalents ..........................................................          34,393            3,839
  Cash and cash equivalents at beginning of period ...............................................          91,349           59,166
                                                                                                         ---------        ---------
  Cash and cash equivalents at end of period .....................................................       $ 125,742        $  63,005
                                                                                                         =========        =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the quarter ......................................................       $  13,805        $  16,611
  Cash paid (refunded) for income taxes, net .....................................................           2,098             (915)
  Loans and transferred to assets acquired through foreclosure ...................................             324             --
  Net Change in unrealized gains (losses) on securities available for sale, net of tax ...........           1,660              687
  Assets transferred from held-to-maturity to available-for-sale upon adoption of
      SFAS No. 133:
      Investment securities ......................................................................            --              2,000
      Mortgage-backed securities .................................................................            --            128,981

    The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated Financial Statements include the accounts of the parent company, WSFS Capital Trust I, WSFS and its wholly-owned subsidiaries, 838 Investment Group, Inc. and Star States Development Company (SSDC) as well as not wholly-owned, but majority controlled subsidiaries, Wilmington National Finance, Inc. (WNF), formerly Community Credit Corporation, and CustomerOne Financial Network, Inc. (C1FN), see Note 4 for further discussion of non-wholly owned subsidiaries.

         As discussed in Note 3 of the Financial Statements, the results of WSFS Credit Corporation (WCC), the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations, retroactively restated for all periods presented.

         The consolidated statement of condition at March 31, 2001, the consolidated statement of operations for the three months ended March 31, 2001 and 2000 and the consolidated statement of cash flows for the three months ended March 31, 2001 and 2000 are unaudited, and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. Certain reclassifications have been made to the prior years' Financial Statements for conformity with the current year's presentation. All significant intercompany transactions are eliminated in consolidation. The results of operations for the three-month period ended March 31, 2001 is not necessarily indicative of the expected results for the full year ended December 31, 2001. The financial statements include the accounts of WSFS Financial Corporation. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable to the banking industry. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2000 Annual Report.

2.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                For the three months ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                    2001          2000
                                                                                  -------       -------
                                                                                  (In Thousands, Except
                                                                                      per Share Data)
Numerator:
Income from continuing operations before cumulative effect of
change in accounting principle.........................................           $ 3,720       $ 5,260
Cumulative effect of change in accounting principle, net of tax benefit                -         (1,256)
                                                                                  -------       -------
Income from continuing operations......................................             3,720         4,004
Income from discontinued operations, net of taxes......................                 -           134
                                                                                  -------       -------
Net income.............................................................           $ 3,720       $ 4,138
                                                                                  =======       =======

Denominator:
  Denominator for basic earnings per share -
    weighted average shares ...........................................            10,117        11,133
    Employee stock options.............................................                54            16
                                                                                  -------       -------
  Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed exercise...................................................            10,171        11,149
                                                                                 ========      ========

Earnings per share:
Basic:
Income from continuing operations before cumulative effect of
change in accounting principle.........................................           $   .37       $   .47
Cumulative effect of change in accounting principle, net of tax benefit                --          (.11)
                                                                                  -------       -------
Income from continuing operations......................................               .37           .36
Income from discontinued operations, net of taxes......................                --           .01
                                                                                  -------       -------
Net income    .........................................................           $   .37       $   .37
                                                                                  =======       =======


                                                                                For the three months ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                    2001          2000
                                                                                  -------       -------
                                                                                  (In Thousands, Except
                                                                                      per Share Data)

Earnings per share:
Diluted:
Income from continuing operations before cumulative effect of
change in accounting principle.........................................         $     .37       $   .47
Cumulative effect of change in accounting principle, net of tax benefit                --          (.11)
                                                                                  -------       -------
Income from continuing operations......................................               .37           .36
Income from discontinued operations, net of taxes......................                --           .01
                                                                                  -------       -------
Net income ............................................................         $     .37       $   .37
                                                                                =========       =======


           The Corporation had 530,048 and 488,830 anti-dilutive common stock options outstanding at March 31, 2001 and 2000, respectively. They are excluded from the calculation of diluted earnings per share for the periods presented.

3.       Discontinued Operations of a Business Segment

         On December 21, 2000, the Board of Directors of WSFS Financial Corporation approved plans to discontinue the operations of WSFS Credit Corporation (WCC), the Company's indirect auto finance business segment. WCC, which had approximately 6,800 lease contracts and 2,500 loan contracts at March 31, 2001, no longer accepts new applications but will continue to service existing loans and leases. Management estimates that substantially all loan and lease contracts will mature by the end of December 2003.

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

         As a result, net operating income of $134,000 for the three months year ended March 31, 2000 were reclassified from continuing operations to discontinued operations. In addition, the Corporation established a $6.2 million pretax reserve in the fourth quarter of 2000 to absorb expected future losses. This reserve will be reevaluated quarterly with adjustments, if necessary, recorded as income/losses from discontinued operations. Accounting for discontinued operations also requires that the net assets (assets less third party liabilities) be reclassified on the balance sheet to a single line item, Net assets of discontinued operations.

         The following chart depicts the net assets of discontinued operations at March 31, 2001 and December 31, 2000:

                                                              At March 31,      At December 31,
                                                                  2001               2000
                                                              ---------------------------------
                                                                       (In Thousands)

         Net loans.......................................       $ 25,486           $ 27,877
         Vehicles under operating leases, net............        160,684            175,745
         Premises and equipment..........................             74                131
         Other Assets                                              3,292              3,931
         Less:
             Reserve for losses of discontinued
         operations......................................          6,041              6,169
             Other liabilities...........................          1,273              1,764
                                                                --------           --------
         Net assets of discontinued operations...........       $182,222           $199,751
                                                                ========           ========

         The following table depicts the net income from discontinued operations for the three months ended March 31, 2001 and 2000:

                                                          For the three months
                                                             Ended March 31,
                                                          -------------------
                                                            2001       2000
                                                          -------     -------
                                                             (In Thousands)

Interest income ......................................    $   559     $   446
Allocated interest expense (1) .......................      2,992       3,357
                                                          -------     -------
Net interest expense .................................     (2,433)     (2,911)
                                                          -------     -------

Loan and lease servicing fee income ..................        149         280
Rental income on operating leases, net ...............      2,678       3,322
Other income .........................................          4          10
                                                          -------     -------
                                                            2,831       3,612
  Other operating expenses ...........................        526         473
                                                          -------     -------
(Loss) income before taxes ...........................       (128)        228
Reserve for discontinued operations ..................        128        --
                                                          -------     -------
Income tax provision .................................       --            94
                                                          -------     -------
Income from discontinued operations ..................    $  --       $   134
                                                          =======     =======


(1) Allocated interest expense based on the Company's annual average wholesale borrowings rate which was 6.22% and 6.07% for the three months ended March 31, 2001and 2000, respectively.

4.   INVESTMENTS IN NONWHOLLY-OWNED SUBSIDIARIES

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

         WSFS is the single largest shareholder in C1FN, has majority control through a voting trust and for the three months ended March 31, 2001, shared in 29% of the operating results of C1FN. In addition, WSFS received warrants for the purchase of 20% additional ownership of C1FN.

         On December 29, 2000, C1FN received a $5.0 million investment from a third party investor, with a conditional commitment to invest an additional $12.5 million if and when a separate bank charter is obtained for everbank.com(TM). This investment effectively reduces WSFS' economic ownership of C1FN to 29% at March 31, 2001. Since WSFS retains control of C1FN through a voting trust, the results of C1FN will continue to be consolidated into the operating results of WSFS until everbank.com(TM) obtains a separate banking charter. If and when everbank.com(TM) obtains a banking charter, WSFS will no longer have control. This investment may then be accounted for under the equity method.

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

5.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

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

         The following depicts the change in fair market value of the interest rate cap:

                                           For the three months ended
                    -------------------------------------------------------------------------------
                                    2001                                        2000
                    -----------------------------------         -----------------------------------
                         At                       At               At                         At
                    December 31    Change      March 31         January 1     Change      March 31
                    -----------    ------      --------         ---------     ------      --------
                                                     (In Thousands)
Intrinsic value (1)   $    193   $    (67)      $   126(1)        $ 2,813     $  (440)       $2,373(1)
Time value (2)           1,804         70(2)      1,874             2,131         (57)(2)     2,074
                       -------   --------       -------           -------     -------       -------
Total                  $ 1,997   $      3       $ 2,000           $ 4,944     $  (497)      $ 4,447
                       =======   ========       =======           =======     =======       =======


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

6.       COMPREHENSIVE INCOME

         The following schedule depicts other comprehensive income as required by SFAS No. 130:

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           2001                 2000
                                                                                        -----------         ------------
                                                                                                    (Unaudited)
                                                                                                   (In Thousands)



         Net income ............................................................           $ 3,720             $ 4,138

         Other Comprehensive Income:

         Net unrealized holding gains (losses) on securities
         available-for-sale arising during the period...........................             1,704              (2,458)

         Net unrealized holding loss arising during the period on derivatives
           used for cash flow hedge.............................................               (44)               (286)

         Reclassification adjustment for losses included in net income                           -               1,603
                                                                                           -------             -------

         Total comprehensive income, before other comprehensive income that resulted from the cumulative effect of a change in
         accounting principle...................................................             5,380               2,997


         Net unrealized gain on derivatives used for cash flow hedging as a
           result of adopting SFAS No. 133...........................                            -               1,828
                                                                                           -------             -------

              Total comprehensive income........................................           $ 5,380             $ 4,825
                                                                                           =======             =======

                           WSFS FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (the Bank or WSFS). The long-term goal of the Corporation is to maintain its high-performing financial services company status by focusing on its core banking business while developing unique profitable niches in complementary businesses which may operate outside the Bank's geographical footprint. Founded in 1832, WSFS is one of the oldest financial institutions in the country. It has operated under the same name and charter serving the residents of Delaware for over 169 years. WSFS is the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy.

         The Bank provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services funding these activities primarily with retail deposits and borrowings. The banking operations of WSFS are presently conducted from 28 retail banking offices located in Northern Delaware and Southeastern Pennsylvania. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

         Fully owned subsidiaries of the Bank include WSFS Credit Corporation
(WCC), which is engaged primarily in indirect motor vehicle leasing; and 838 Investment Group, Inc., which markets various insurance products and securities through the Bank's branch system.

         On December 21, 2000, the Board of Directors approved plans to discontinue the operations of WCC and as a result, has exited the auto leasing business. As discussed Note 3 of the Financial Statements, the results of WCC are presented as discontinued operations, retroactively restated for all periods presented.

         In addition, the Bank has majority control of two non-wholly owned subsidiaries, CustomerOne Financial Network (C1FN) and Wilmington National Finance, Inc. (WNF). See Footnote 4 of the Consolidated Financial Statements for further discussion.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

         Financial Condition

         Total assets increased $57.4 million during the first three months of 2001 to $1.797 billion at March 31, 2001. This increase occurred predominantly in mortgage-backed securities of $40.9 million and investment securities and short-term investments of $40.2 million. The increase in investment securities and short-term investments was the result of placing available funds in liquid investments until they can be re-directed into higher yielding assets or used for other corporate purposes. Net loans (including held for sale), increased $2.0 million. These increases were partially offset by decreases of $17.5 million in net assets of discontinued operations. This decrease represents the maturities and repayments of loans and leases at the Corporation's wholly owned indirect leasing subsidiary, WCC. In addition, stock in the Federal Home Loan Bank of Pittsburgh (FHLB) decreased by $12.0 million, due to redemptions.

         Total liabilities increased $55.1 million during the first quarter of 2001, to $1.691 billion. Total retail deposits increased $82.9 million, including an increase of $50.0 million at C1FN/everbank. Partially offsetting this increase was a $31.9 million decline in brokered deposits, mainly due to maturities. Also during the quarter the Corporation used excess liquidity to repay $12.0 million in borrowings from the FHLB

         Capital Resources

         Stockholders' equity increased $3.0 million between December 31, 2000 and March 31, 2001. This increase reflects net income of $3.7 million for the first quarter of 2001. In addition, other comprehensive income increased $1.7 million. This increase was partially offset by the purchase of 150,000 shares at $2.0 million ($13.31 per share average). At March 31, 2001, the Corporation held in its treasury 4,774,769 shares of its common stock at a cost of $56.5 million.

         A table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of March 31, 2001 (in thousands):

                                                                                                    To be Well-Capitalized
                                               Consolidated                 For Capital            Under Prompt Corrective
                                               Bank Capital               Adequacy Purposes           Action Provisions
                                       -----------------------------  ------------------------     ------------------------
                                                  Percentage of               Percentage of              Percentage of
                                            Amount            Assets       Amount         Assets    Amount            Assets
                                            ------           --------      ------         ------    ------            ------
Total Capital
  (to Risk-Weighted Assets) ........         $152,512          12.88%     $94,747         8.00%      $118,434         10.00%
Core Capital (to Adjusted
  Tangible Assets)..................          143,371           7.96       72,035         4.00         90,043          5.00
Tangible Capital (to Tangible
  Assets) ..........................          143,371           7.96       27,013         1.50            N/A           N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          143,371          12.11          N/A          N/A         71,060          6.00

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 2001 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

         Liquidity

         The OTS requires institutions, such as the Bank, to maintain a 4.0% minimum liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year. At March 31, 2001, the Bank's liquidity ratio was 8.9% compared to 8.2% at December 31, 2000. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. It is the policy of the Bank to maintain cash and investments at least slightly above required levels. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                         March 31,               December 31,
                                                                           2001                     2000
                                                                         ---------               ------------
                                                                                    (In Thousands)
Nonaccruing loans:
     Commercial ..............................................              $  2,747               $   2,766
     Consumer ................................................                   373                     383
     Commercial mortgages ....................................                 2,450                   2,272
     Residential mortgages ...................................                 2,848                   2,704
     Construction ............................................                   211                     210
                                                                            --------               ---------

Total nonaccruing loans ......................................                 8,629                   8,335
Assets acquired through foreclosure ..........................                   718                     630
                                                                            --------               ---------

Total nonperforming assets ...................................              $  9,347               $   8,965
                                                                            ========               =========

Past due loans and leases:
     Residential mortgages ...................................              $     29               $     449
     Commercial and commercial mortgages .....................                   705                     790
     Consumer ................................................                     -                     199
                                                                            --------               ---------

Total past due loans .........................................              $    734               $   1,438
                                                                            ========               =========

Ratios:
     Nonperforming loans to total
        loans (1) ............................................                  0.90%                   0.87%
     Allowance for loan losses to total gross
        Loans (1).............................................                  2.24                    2.22
     Nonperforming assets to total assets ....................                   .53                     .52
     Loan loss allowance to nonaccruing loans (2).............                241.56                  248.81
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) ..............................                225.55                  234.01

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

         Nonperforming assets increased $382,000 between March 31, 2001 and December 31, 2000. This increase resulted primarily from a $294,000 increase in nonaccruing loans. An analysis of the change in the balance of nonperforming assets is presented on the following page.

                                                                  Three Months Ended               Year Ended
                                                                    March  31, 2001             December 31, 2000
                                                                    ---------------             ------------------
                                                                                    (In Thousands)

Beginning balance.........................................              $    8,965                  $    8,159
     Additions ...........................................                   1,648                       8,332
     Collections/sales ...................................                    (791)                     (4,323)
     Transfers to accrual/restructured status.............                    (428)                     (1,227)
     Charge-offs / write-downs............................                     (47)                     (1,976)
                                                                        ----------                   ---------

Ending balance............................................              $    9,347                   $   8,965
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

INTEREST RATE SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management. Interest rate-sensitive assets of the Corporation exclude cash flows that relate to the discontinued operations (WCC), however, funding of $186.2 million for these assets have been included. At March 31, 2001, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitive gap) by $218.3 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 77.59% at March 31, 2001 compared to 75.88% at December 31, 2000. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased to a negative 12.15% from a negative 12.66% at December 31, 2000. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk.

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of assets minus liabilities, and plus or minus off-balance sheet contracts divided by the net present value of assets. The chart on the following page is the estimated impact of immediate changes in interest rates on net interest margin and the net portfolio value ratio at the specified levels at March 31, 2001 and 2000, calculated in compliance with Thrift Bulletin No. 13A:


                                                                       March 31,
                                      --------------------------------------------------------------------------

                                                   2001                                   2000(1)
           Change in                    % Change in                            % Change in
           Interest Rate                Net Interest    Net Portfolio          Net Interest      Net Portfolio
           (Basis Points)               Margin (1)      Value Ratio(2)          Margin (1)       Value Ratio (2)
           -------------                ------------    ---------------        -----------      ----------------
                 +300                        6%             6.20%                   6%                 6.02%
                 +200                        4%             6.24%                   3%                 6.47%
                 +100                        2%             6.28%                   2%                 6.94%
                    0                        0%             6.50%                   0%                 7.42%
                 -100                       -1%             6.88%                  -2%                 7.94%
                 -200                       -3%             7.42%                  -4%                 8.69%
                 -300                       -4%             8.07%                  -6%                 9.62%

(1) This column represents the percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected in the various rate increments.

(2) This column represents the net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected in the various rate increments.

         The Company's primary objective in managing interest risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while maximizing the yield /cost spread on the Company's asset/liability structure. The Company relies primarily on its asset/liability structure to control interest rate risk.

COMPARISON FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         Results of Operations

         The Corporation recorded net income of $3.7 million or $0.37 per diluted share for the first quarter of 2001. This compares to $4.1 million or $.37 per share for the same quarter last year. Results for the first quarter of 2001 for the Company's start-up initiatives, WNF and C1FN, on a pretax basis, were breakeven for 2001 compared to a $1.4 million loss for 2000. Also during the first quarter of 2001 a $421,000 ATM fraud loss was recorded. This loss was the result of missing or misappropriated funds related to an armored car carrier engaged to supply cash to ATM's operated by customers of Cash Connect, the ATM division of WSFS.

         Results for the first quarter of 2000 include a $5.8 million one-time catch up adjustment to interest income related to the Company's reverse mortgage portfolio. It also includes a $4.7 million pretax loss on the sale of $127 million in securities and loans as part of the Company's de-leverage /share buyback program.

     Net Interest Income

     The table below provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                      Three Months Ended March 31,
                                            -------------------------------------------------------------------------------
                                                             2001                                       2000
                                            -----------------------------------        -----------------------------------
                                            Average                     Yield/         Average                    Yield/
                                            Balance        Interest     Rate(1)        Balance       Interest     Rate (1)
                                            ---------     ---------     -----          ----------   ----------    ------
                                                                                (In Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............     $  632,889    $  12,775       8.07%         $  603,136     $ 12,196      8.09%
     Commercial loans ................        147,719        2,949       8.75             114,851        2,251      8.72
     Consumer loans...................        174,862        4,209       9.76             158,246        3,836      9.75
                                           ----------    ---------                     ----------     --------
       Total loans....................        955,470       19,933       8.46             876,233       18,283      8.47
Mortgage-backed securities (5)........        365,877        6,012       6.57             406,035        6,620      6.52
Loans held-for-sale (3)...............         25,182          640      10.17              22,636          406      7.17
Investment securities (5).............         24,603          455       7.40              41,194          707      6.87
Investment in reverse mortgages.......         34,209        1,784      20.86              30,507        7,767    101.84
Other interest-earning assets ........         56,450          794       5.70              42,302          709      6.74
                                           ----------    ---------                     ----------     --------
     Total interest-earning assets....      1,461,791       29,618       8.18           1,418,907       34,492      9.80
                                                         ---------                                    --------
Allowance for loan losses.............        (21,587)                                    (22,566)
Cash and due from banks...............         63,902                                      54,359
Net assets from discontinued operations       190,389                                     237,965
Other noninterest-earning assets               46,148                                      38,346
                                           ----------                                  ----------
     Total assets.....................     $1,740,643                                  $1,727,011
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $  257,171        2,432       3.84          $   85,823          546      2.56
     Savings..........................        300,057        2,588       3.50             258,897        2,286      3.55
     Retail time deposits ............        297,546        3,876       5.28             272,629        3,129      4.62
     Jumbo certificates of deposits ..         21,975          319       5.89              28,613          392      5.51
     Brokered certificates of deposit.        130,464        2,173       6.75             138,825        2,082      6.03
                                           ----------    ---------                     ----------     --------
       Total interest-bearing deposits      1,007,213       11,388       4.59             784,787        8,435      4.32
FHLB of Pittsburgh advances...........        335,333        4,997       6.04             507,099        7,287      5.78
Trust preferred borrowings............         50,000          964       7.71              50,000        1,143      9.04
Other borrowed funds..................         94,397        1,437       6.09             151,644        2,318      6.05
Cost of funding discontinued operations             -       (2,992)                             -       (3,357)
                                           ----------    ---------                     ----------     --------
     Total interest-bearing liabilities     1,486,943       15,794       4.25           1,493,530       15,826      4.19
                                                         ---------                                    --------
Noninterest-bearing demand deposits...        129,809                                     113,211
Other noninterest-bearing liabilities.         18,176                                      17,643
Minority interest ....................          5,373                                       4,842
Stockholders' equity..................        100,342                                      97,785
                                           ----------                                  ----------
     Total liabilities and stockholders'
        equity........................     $1,740,643                                  $1,727,011
                                           ==========                                  ==========

Deficit of interest-earning assets over
     interest-bearing liabilities.....     $  (25,152)                                 $  (74,623)
                                           ==========                                  ==========

Net interest and dividend income......                   $  13,824                                    $ 18,666
                                                         =========                                    ========

Interest rate spread..................                                   3.93%                                      5.61%
Net interest margin...................                                   3.86%                                      5.34%

Net interest and dividend income to
     total average assets.............                                   3.24%                                      4.39%

(1) Weighted average yields have been computed on a tax-equivalent basis.
(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes commercial mortgage loans.
(5) Includes securities available-for-sale.

         Net interest income decreased $4.8 million during the three months ended March 31, 2001 compared to the first quarter of 2000. The decrease was due primarily to a $5.8 million positive interest income adjustment in the reverse mortgage portfolio which occurred in the first quarter of 2000. The adjustment to the value of the portfolio was a result of improved cash flows driven by strong residential real-estate markets and accelerated maturity events. The net interest margin for the three months ended March 31, 2001 was 3.86% compared to 5.34% in the first quarter of 2000. Excluding the reverse mortgage adjustment, the margin in 2000 would have been 3.69%, resulting in an increase of 17 basis points between the periods. Total interest income, excluding the adjustment, increased $1.0 million between comparable quarters. The increase is attributed to the increase in average loans of $79.2 million, partially offset by the decrease in mortgage-backed securities of $40.2 million. Total interest expense was relatively unchanged between the comparable periods, as higher average balances in deposits have offset the decrease in average balances in borrowings. The cost of borrowings, including trust-preferred borrowings, increased 6 basis points to 4.25% from 4.19% over the same period.

         Allowance for Loan Losses:

         The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for known and inherent losses based upon an evaluation of risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios which include factors such as the identification of adverse situations that may affect the borrower's ability to repay, a review of overall portfolio quality, prior loss experience and an assessment of current and expected economic conditions. Changes in economic conditions and economic prospects of debtors can occur quickly, and as a result, impact the estimates made by management.

         The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                                         Three Months Ended         Three Months Ended
                                                                          March 31, 2001              March 31, 2000
                                                                        --------------------        ------------------
                                                                                           (In Thousands)

Beginning balance ............................................                 $21,423                         $22,223
Provision for loan losses ....................................                     393                             228
Balance at acquisition for purchased credit card portfolio....                       -                             175

Charge-offs:
     Residential real estate .................................                      18                              28
     Commercial real estate (1) ..............................                       -                               -
     Commercial...............................................                     168                              12
     Consumer (2) ............................................                     245                             276
                                                                               -------                         -------
        Total charge-offs.....................................                     431                             316
                                                                               -------                         -------
Recoveries:
     Residential real estate .................................                       -                               -
     Commercial real estate (1) ..............................                      26                             182
     Commercial ..............................................                      74                              17
     Consumer (2).............................................                      33                             190
                                                                               -------                         -------
        Total recoveries .....................................                     133                             389
                                                                               -------                         -------
Net charge-offs (recoveries)..................................                     298                             (73)
                                                                               -------                         -------
Ending balance................................................                 $21,518                         $22,699
                                                                               =======                         =======

Net charge-offs (recoveries) to average gross loans
   outstanding, net of unearned income (3)....................                     .12%                           (.03)%
                                                                               =======                         =======

(1) Includes commercial mortgages and construction loans.
(2) Includes finance-type leases.
(3) Ratio for the three months ended March 31, 2001 and 2000 are annualized.

     Other Income

         Other income for the three months ended March 31, 2001 was $8.1 million compared to $1.1 million for the first quarter of 2000. This increase was mainly due to a $2.9 million gain on the sale of loans during the first quarter of 2001, which was predominantly attributable to WNF. In addition, there were no securities losses during the first quarter of 2001 compared to a $2.5 million loss in the first quarter of 2000. Deposit service charges increased $495,000 in 2001, in comparison to the corresponding period in 2000, mainly due to a 35% increase in retail deposits. Noninterest income at C1FN increased $621,000 over the first quarter of 2000.

     Other Expenses

         Other expenses for the quarter ended March 31, 2001 was $16.8 million or $3.4 million above the first quarter of 2000. This increase, associated with salary related expenses and premises and equipment expenses, relate to the opening four new retail offices and startup expenses for two new subsidiaries, WNF and C1FN. These two subsidiaries added approximately $2.2 million in additional expenses to the consolidated results compared to the first quarter of 2000. Also during the first quarter of 2001 a $421,000 ATM fraud loss was recorded. This loss related to missing or misappropriated funds related to an armored car carrier engaged to supply cash to ATM's operated by customers of Cash Connect, the ATM division of WSFS.

     Income Taxes

         The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the first quarter of 2001 of $1.7 million compared to $1.3 million for the same period in 2000. The effective tax rates for the first quarter of 2001 and 2000 were 31% and 25%, respectively. These effective rates reflect the recognition in the financial statements of certain tax benefits, including the benefits related to the reverse mortgage portfolio, and the fifty-percent interest income exclusion on an ESOP loan.

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

In addition, the difference at January 1, 2000 between the fair value and carrying value of $1.8 million, net of tax, relating to an interest rate cap is included in comprehensive income as a cumulative change in accounting principle.

SEGMENT INFORMATION

         Under the definition of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Corporation has three operating segments at March 31, 2001 and March 31, 2000: Wilmington Savings Fund Society, FSB
(WSFS), CustomerOne Financial Network, Inc. (C1FN) and Wilmington National Finance, Inc. (WNF). C1FN and WNF are not wholly-owned, but are majority-controlled subsidiaries that began operations in 1999. As majority-controlled subsidiaries, they are included in the consolidated financial statements, including segment reporting.

         The operations of WSFS Credit Corporation (WCC), which provided auto loans and leases indirectly through unrelated auto dealerships within the Mid-Atlantic region, was discontinued in 2000 and therefore is no longer defined as a business segment. The segment information for 2000 has been restated, accordingly.

         The WSFS segment provides financial products within its geographical footprint through its branch network to consumer and commercial customers.

         The C1FN segment provides direct-to-customer marketing, servicing and Internet development and technology management for "branchless" financial services. C1FN received an additional investment in December 2000, which reduced WSFS' ownership from 42% to 29%. WSFS retains majority control WSFS of C1FN through a voting trust. WSFS and C1FN are engaged in a joint effort through a division of WSFS, everbank.com, to provide internet banking on a national level.

         The WNF segment, a 51% owned subsidiary, which began operations in December 1999, is engaged in sub-prime home equity lending. WNF expanded sales on a national level and now aggregates loans primarily through brokers and sells them to investors.

         Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the three months ended March 31, 2001 and 2000 follow:

                                                                 For the Three Months Ended March 31,
                                       -------------------------------------------------------------------------------------------
                                                           2001                                          2000
                                       -------------------------------------------    --------------------------------------------
                                                                             (In Thousands)

                                          WSFS        C1FN       WNF       Total          WSFS       C1FN       WNF        Total
                                          ----        ----       ---       -----          ----       ----       ---        -----
External customer revenues:
     Interest income                   $   25,517  $  3,515   $   586   $   29,618     $   34,126   $   366    $    -   $   34,492
     Other income                           4,626       633     2,791        8,050            886        12       189        1,087
                                       ----------  --------   -------   ----------     ----------   -------    ------   ----------
Total external customer revenues           30,143     4,148     3,377       37,668         35,012       378       189       35,579
                                       ----------  --------   -------   ----------     ----------   -------    ------   ----------

Intersegment revenues:
     Interest income                          417         0        14          431              -         -        20           20
     Other income                             120         0         0          120             60         -         -           60
                                       ----------  --------   -------   ----------     ----------   -------    ------   ----------
Total Intersegment revenues                   537         0        14          551             60         -        20           80
                                       ----------  --------   -------   ----------     ----------   -------    ------   ----------
Total revenue                              30,680     4,148     3,391       38,219         35,072       378       209       35,659

External customer expenses:
     Interest expense                      13,201     2,591         2       15,794         15,603       214         9       15,826
     Other expenses                        11,282     2,399     2,587       16,268         10,005     1,643     1,168       12,816
     Other depreciation and
      amortization                            774        90        68          932            687       100        25          812
                                       ----------  --------   -------   ----------     ----------   -------    ------   ----------
Total external customer expenses           25,257     5,080     2,657       32,994         26,295     1,957     1,202       29,454
                                       ----------  --------   -------   ----------     ----------   -------    ------   ----------

Intersegment expenses:
     Interest expense                          14         0       417          431             20         -         -           20
     Other expenses                             0       120         0          120              -        60         -           60
                                       ----------  --------   -------   ----------     ----------   -------    ------   ----------
Total Intersegment expenses                    14       120       417          551             20        60         -           80
                                       ----------  --------   -------   ----------     ----------   -------    ------   ----------

Total expenses                             25,271     5,200     3,074       33,545         26,315     2,017     1,202       29,534

Income before taxes and extraordinary
   item                                $    5,409  $ (1,052)  $   317   $    4,674     $    8,757   $(1,639)   $ (993)  $    6,125
                                       ----------  --------   -------   ----------     ----------   -------    ------   ----------

Minority Interest                                                             (747)                                         (1,231)
Provision for income taxes                                                   1,701                                           2,096

Loss on disposal of discontinued
  operations                                                                     -                                               -
Income from discontinued operations                                              -                                             134
Cumulative effect of change in
  accounting principle                                                           -                                          (1,256)
                                                                        ----------                                      ----------
Consolidated net income                                                 $    3,720                                      $    4,138
                                                                        ==========                                      ==========
Segment assets                         $1,557,009  $245,854   $33,608   $1,836,471     $1,597,559   $45,724    $3,612   $1,646,895
Elimination intersegment receivables                                       (39,747)                                         (9,462)
                                                                        ----------                                      ----------
Consolidated assets                                                     $1,796,724                                      $1,637,433
                                                                        ==========                                      ==========

Capital expenditures                   $      618  $    173   $    42   $      833     $      731   $   894    $   70   $    1,695

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier retroactive application of its accounting provisions is not permitted. There was no material impact, based upon this Statement, to the Company's financial condition, equity, results of operations, or disclosures.

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

         Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.

Part II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         At the Corporation's Annual Stockholder's Meeting (the Meeting) held on April 26, 2001, all of the nominees for director proposed by the Corporation were elected. The votes cast for each nominee were as follows:

                                               For                  Withheld
                                               ---                  --------
           John F. Downey                   7,908,118                117,292
           Thomas P. Preston                7,907,251                118,159
           Marvin N. Schoenhals             7,722,323                303,087
           R. Ted Weschler                  7,908,104                117,306


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WSFS FINANCIAL CORPORATION



Date: May 11, 2001                           /s/      MARVIN N. SCHOENHALS
                                             -----------------------------------
                                                      Marvin N. Schoenhals
                                                    Chairman, President and
                                                     Chief Executive Officer






Date: May 11, 2001                           /s/        MARK A. TURNER
                                             -----------------------------------
                                                        Mark A. Turner
                                                    Chief Operating Officer
                                                   and Chief Financial Officer