Form 10-Q
period 2001-06-30
WSFS FINANCIAL CORP
filed 2001-08-14
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
                               -------------------------------------------------


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   22-2866913
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


 838 Market Street, Wilmington, Delaware                   19899
----------------------------------------             -----------------
(Address of principal executive offices)                (Zip Code)


                                  (302)792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2001:

Common Stock, par value $.01 per share                        9,310,634
--------------------------------------                  --------------------
        (Title of Class)                                (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                          PART I. Financial Information

                                                                                                           Page
                                                                                                           ----
Item 1.    Financial Statements

           Consolidated Statement of Operations for the Three and Six Months
           Ended June 30, 2001 and 2000 (Unaudited)...........................................                3

           Consolidated Statement of Condition as of June 30, 2001
           (Unaudited) and December 31, 2000..................................................                5

           Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 2001 and 2000 (Unaudited).................................................                6

           Notes to the Consolidated Financial Statements for the Three and Six
           Months Ended June 30, 2001 and 2000 (Unaudited)....................................                7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................               14

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................               25


                                           PART II. Other Information


Item 6.  Exhibits and Reports on Form 8-K.....................................................               25

Signatures ...................................................................................               26

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Three months ended June 30,         Six months ended June 30,
                                                        ---------------------------         -------------------------
                                                          2001            2000               2001              2000
                                                          ----            ----               ----              ----
                                                                                 (Unaudited)
                                                                 (Dollars in Thousands, except per share data)
Interest income:
Interest and fees on loans...........................   $  20,727       $  19,239         $  41,300         $  37,928
Interest on mortgage-backed securities...............       6,079           5,475            12,091            12,095
Interest and dividends on investment securities......         349             843               804             1,550
Interest on investments in reverse mortgages.........       3,150           3,953             4,934            11,720
Other interest income................................         711             709             1,505             1,418
                                                        ---------       ---------         ---------         ---------
                                                           31,016          30,219            60,634            64,711
                                                        ---------       ---------         ---------         ---------
Interest expense:
Interest on deposits.................................       9,723           9,985            20,411            18,420
Interest on Federal Home Loan Bank advances..........       3,347           3,269             6,553             8,279
Interest on federal funds purchased and securities
  sold under agreement to repurchase.................         835           1,213             1,644             2,676
Interest on trust preferred borrowings...............         804             753             1,768             1,540
Interest on other borrowed funds.....................          85             127               212               258
                                                        ---------       ---------         ---------         ---------
                                                           14,794          15,347            30,588            31,173
                                                        ---------       ---------         ---------         ---------
Net interest income..................................      16,222          14,872            30,046            33,538
Provision for loan losses............................         452             217               845               445
                                                        ---------       ---------         ---------         ---------
Net interest income after provision for loan losses..      15,770          14,655            29,201            33,093
                                                        ---------       ---------         ---------         ---------

Other income:
Loan servicing fee income ...........................         789             488             1,436             1,028
Deposit service charges..............................       2,213           1,708             4,179             3,179
Credit/debit card and ATM income ...................        1,866           1,320             3,416             2,494
Securities gains (losses) ..........................           -              141                 -            (2,325)
Gain on sale of loans ...............................       4,228             724             7,145               552
Gain from note receivable............................           -             818                 -               818
Other income.........................................         954             827             1,924             1,367
                                                        ---------       ---------         ---------         ---------
                                                           10,050           6,026            18,100             7,113
                                                        ---------       ---------         ---------         ---------
Other expenses:
Salaries, benefits and other compensation............       9,781           7,264            18,386            13,174
Equipment expense....................................       1,161           1,063             2,177             2,022
Data processing and operations expenses..............       1,201           1,590             2,298             3,330
Occupancy expense....................................       1,330           1,034             2,639             1,981
Marketing expense....................................         628             802             1,383             1,579
Professional fees....................................         636             857             1,218             1,492
Net costs of assets acquired through foreclosure.....          27              70                72               163
ATM fraud (recovery) losses..........................         (53)              -               368                 -
In-store branch net write off........................       1,114               -             1,114                 -
Other operating expense..............................       3,877           2,591             6,854             4,930
                                                        ---------       ---------         ---------         ---------
                                                           19,702          15,271            36,509            28,671
                                                        ---------       ---------         ---------         ---------
Income from continuing operations before minority
  interest, taxes and cumulative effect of
  change in accounting principle ....................       6,118           5,410            10,792            11,535
Less minority interest...............................        (753)           (856)           (1,500)           (2,087)
                                                        ---------       ---------         ---------         ---------
Income from continuing operations before taxes and
  cumulative effect of change in accounting
  principle..........................................       6,871           6,266            12,292            13,622
Income tax provision.................................       2,165           1,999             3,866             4,095
                                                        ---------       ---------         ---------         ---------
Income from continuing operations before cumulative
  effect of change in accounting principle...........       4,706           4,267             8,426             9,527
Cumulative effect of change in accounting principle
  net of $837,000 in income tax......................           -               -                 -            (1,256)
                                                        ---------       ---------         ---------         ---------
Income from continuing operations....................       4,706           4,267             8,426             8,271
Loss from discontinued operations, net of taxes......           -          (1,901)                -            (1,767)
                                                        ---------       ---------         ---------         ---------
Net income...........................................   $   4,706       $   2,366         $   8,426         $   6,504
                                                        =========       =========         =========         =========

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Continued)

                                                        Three months ended June 30,         Six months ended June 30,
                                                        ---------------------------         -------------------------
                                                          2001            2000               2001              2000
                                                          ----            ----               ----              ----
                                                                                 (Unaudited)
                                                                 (Dollars in Thousands, except per share data)

Basic earnings per share:
Income from continuing operations before cumulative
  effect of change in accounting principle............. $    0.48       $    0.40         $    0.85         $    0.87
Cumulative effect of change in accounting principle,
  net of taxes.........................................         -               -                 -             (0.11)
                                                        ---------       ---------         ---------         ---------
Income from continuing operations......................      0.48            0.40              0.85              0.76
Loss from discontinued operations, net of taxes........         -           (0.18)                -              0.16)
                                                        ---------       ---------         ---------         ---------
Net income ............................................ $    0.48       $    0.22         $    0.85         $    0.60
                                                        =========       =========         =========         =========
Diluted earnings per share:
Income from continuing operations before cumulative
  effect of change in accounting principle............. $    0.48       $    0.40         $    0.84         $    0.87
Cumulative effect of change in accounting principle,
  net of taxes ........................................         -               -                 -             (0.11)
                                                        ---------       ---------         ---------         ---------
Income from continuing operations......................      0.48            0.40              0.84              0.76
Loss from discontinued operations, net of taxes........         -           (0.18)                -             (0.16)
                                                        ---------       ---------         ---------         ---------
Net income ............................................ $    0.48       $    0.22         $    0.84         $    0.60
                                                        =========       =========         =========         =========

The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                     June 30,         December 31,
                                                                                      2001               2000
                                                                                   ----------          ---------
                                                                                             (Unaudited)
                                                                                        (Dollars in Thousands)
Assets

Cash and due from banks................................................            $   88,680         $   87,849
Federal funds sold and securities purchased under agreements to resell.                59,254              3,500
Interest-bearing deposits in other banks...............................                14,473              7,318
Investment securities held-to-maturity.................................                14,825             14,746
Investment securities available-for-sale...............................                 3,004             14,994
Mortgage-backed securities held-to-maturity............................                93,292            107,663
Mortgage-backed securities available-for-sale..........................               297,308            232,055
Investment in reverse mortgages, net...................................                33,411             33,683
Loans held-for-sale....................................................                36,350             23,313
Loans, net of allowance for loan losses of $21,566 at June 30, 2001
  and $21,423 at December 31, 2000.....................................               963,531            940,178
Stock in Federal Home Loan Bank of Pittsburgh, at cost.................                19,800             28,500
Assets acquired through foreclosure....................................                   623                630
Premises and equipment.................................................                17,953             16,788
Accrued interest and other assets......................................                28,153             28,348
Net assets of discontinued operations..................................               161,500            199,751
                                                                                   ----------         ----------

Total assets...........................................................            $1,832,157         $1,739,316
                                                                                   ==========         ==========

Liabilities, Minority Interest and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand.........................................            $  155,569         $  139,128
    Money market and interest-bearing demand...........................               307,658            244,120
    Savings............................................................               308,599            289,382
    Time...............................................................               309,353            282,839
    Jumbo certificates of deposit - retail.............................                 8,264              5,611
                                                                                   ----------         ----------
      Total retail deposits............................................             1,089,443            961,080
    Jumbo certificates of deposit......................................                32,570             13,419
    Brokered certificates of deposit...................................                45,297            147,092
                                                                                   ----------         ----------
      Total deposits...................................................             1,167,310          1,121,591

Federal funds purchased and securities sold under agreements to
  repurchase ..........................................................                69,300             69,300
Federal Home Loan Bank advances........................................               396,000            351,000
Trust preferred borrowings.............................................                50,000             50,000
Other borrowed funds...................................................                25,145             23,338
Accrued expenses and other liabilities.................................                25,907             21,065
                                                                                   ----------         ----------
Total liabilities......................................................             1,733,662          1,636,294
                                                                                   ----------         ----------

Minority Interest......................................................                 4,376              5,876

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized;
  none issued and outstanding..........................................                     -                  -
Common stock $.01 par value, 20,000,000 shares authorized; issued
  14,813,403 at June 30, 2001 and 14,813,403 at December 31, 2000......                   148                148
Capital in excess of par ..............................................                58,991             58,985
Accumulated other comprehensive income ................................                 2,482                197
Retained earnings .....................................................               100,035             92,409
Treasury stock at cost, 5,502,769 shares at June 30, 2001 and
  4,629,769 shares at December 31, 2000 ...............................               (67,537)           (54,593)
                                                                                   ----------         ----------
Total stockholders' equity.............................................                94,119             97,146
                                                                                   ----------         ----------
Total liabilities and stockholders' equity.............................            $1,832,157         $1,739,316
                                                                                   ==========         ==========

The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                      2001               2000
                                                                                   ----------         ----------
                                                                                           (Unaudited)
                                                                                       (Dollars in Thousands)
Operating activities:
    Net income .............................................................       $    8,426         $    6,504
    Adjustments to reconcile net income to cash (used for) provided by operating activities:
      Provision for loan losses ............................................              845                445
      Depreciation, accretion and amortization .............................            1,750              1,507
      Increase in accrued interest receivable and other assets..............           (1,769)              (600)
      Origination of loans held-for-sale....................................         (227,924)           (48,077)
      Proceeds from sales of loans held-for-sale............................          215,883             73,316
      Increase in accrued interest payable and other liabilities............            4,838              2,970
      Increase in reverse mortgage capitalized interest, net ...............           (4,852)           (11,619)
      Minority interest in net income.......................................           (1,500)            (2,087)
      Loss on sale of mortgage-backed securities-available for sale.........                -              4,419
      Other, net ...........................................................               71                147
                                                                                   ----------         ----------
Net cash (used for) provided by operating activities........................           (4,232)            26,925
                                                                                   ----------         ----------
Investing activities:
    Net (increase) decrease in interest-bearing deposits in other banks ....           (7,155)               940
    Maturities of investment securities ....................................           11,429              4,659
    Sales of investment securities available-for-sale ......................              500             10,275
    Sales of mortgage-backed securities available-for-sale .................                -            146,039
    Purchases of investment securities available-for-sale...................                -             (5,952)
    Purchases of investment securities available-for-sale...................                -            (25,109)
    Repayments of mortgage-backed securities held-to-maturity ..............           14,241             15,849
    Repayments of mortgage-backed securities available-for-sale ............           88,376             19,013
    Purchases of mortgage-backed securities available-for-sale..............         (151,157)          (101,490)
    Repayments of reverse mortgages ........................................            8,823              9,660
    Disbursements for reverse mortgages ....................................           (3,627)            (4,065)
    Sales of loans..........................................................           (7,181)                 -
    Purchase of loans ......................................................                -            (28,265)
    Net increase in loans ..................................................          (18,280)           (42,925)
    Net decrease in stock of Federal Home Loan Bank of Pittsburgh...........            8,700                  -
    Receipts from investment in real estate ................................              270                  -
    Sales of assets acquired through foreclosure, net.......................              481                372
    Premises and equipment, net.............................................           (1,458)            (2,515)
                                                                                   ----------         ----------
Net cash used for investing activities......................................          (56,038)            (3,514)
                                                                                   ----------         ----------
Financing activities:
    Net increase in demand and savings deposits.............................          101,059            134,994
    Net (decrease) increase in time deposits ...............................          (53,632)            38,115
    Receipts from FHLB borrowings ..........................................          165,000            394,000
    Repayments of FHLB borrowings...........................................         (120,000)          (546,000)
    Receipts from reverse repurchase agreements ............................                -             20,000
    Repayments of reverse repurchase agreements ............................                -            (45,000)
    Repayments of Federal funds purchased...................................                -             (5,000)
    Repayments of other borrowings..........................................              (56)               (52)
    Dividends paid on common stock..........................................             (802)              (768)
    Issuance of common stock ...............................................                6                  -
    Purchase of treasury stock, net of reissuance...........................          (12,944)            (8,661)
    Minority Interest.......................................................              (27)               651
                                                                                   ----------         ----------
Net cash provided by (used for) financing activities........................           78,604            (17,721)
                                                                                   ----------         ----------
Increase in cash and cash equivalents from continuing operations............           18,334              5,690
Change in net assets from discontinued operations ..........................           38,251             10,140
Cash and cash equivalents at beginning of period ...........................           91,349             59,166
                                                                                   ----------         ----------
Cash and cash equivalents at end of period .................................       $  147,934         $   74,996
                                                                                   ==========         ==========
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the quarter ..................................       $   29,219         $   35,131
Cash paid for income taxes, net.............................................            2,131              1,449
Loans transferred to assets acquired through foreclosure ...................              507                783
Net change in unrealized gains on securities available for sale, net of tax.            2,285              1,211
Assets transferred from held-to-maturity to available-for-sale upon adoption of SFAS No. 133
     Investment Securities..................................................                -              2,000
     Mortgage-backed Securities.............................................                -            128,981

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the parent company (Corporation or Company), WSFS Capital Trust I, Wilmington Savings Fund Society, FSB (WSFS) and its wholly owned subsidiaries, 838 Investment Group, Inc. and Star States Development Company (SSDC) as well as not wholly-owned, but majority controlled subsidiaries, Wilmington National Finance, Inc. (WNF), and CustomerOne Financial Network, Inc. (C1FN), see Note 4 of the financial statements, within, for further discussion of nonwholly- owned subsidiaries.

    As discussed in Note 3 of the financial statements within, the results of WSFS Credit Corporation (WCC), the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations, retroactively restated for all periods presented.

    The consolidated statement of condition at June 30, 2001, the consolidated statement of operations for the three and six months ended June 30, 2001 and 2000 and the consolidated statement of cash flows for the six months ended June 30, 2001 and 2000 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. Certain reclassifications have been made to prior year's financial statements for conformity with the current year's presentation. All significant intercompany transactions are eliminated in consolidation. The results of operations for the three- and six-month period ended June 30, 2001 are not necessarily indicative of the expected results for the full year ended December 31, 2001. The financial statements include the accounts of WSFS Financial Corporation. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable to the banking industry. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2000 Annual Report.

2.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

                                                                    For the three months        For the six months
                                                                      Ended June 30                Ended June 30
                                                                    --------------------        ------------------
                                                                    2001            2000        2001          2000
                                                                    --------------------        ------------------
Numerator:
Income from continuing operations before cumulative effect of
change in accounting principle................................     $4,706         $4,267       $8,426       $9,527
Cumulative effect of change in accounting principle, net of
tax benefit...................................................          -              -            -       (1,256)
                                                                   ------         ------       ------       ------
Income from continuing operations.............................      4,706          4,267        8,426        8,271
Loss from discontinued operations, net of taxes...............          -         (1,901)           -       (1,767)
                                                                   ------         ------       ------       ------
Net income ...................................................     $4,706         $2,366       $8,426       $6,504
                                                                   ======         ======       ======       ======

Denominator:
    Denominator for basic earnings per share -
       weighted average shares ...............................      9,764         10,654        9,940       10,894
        Employee stock options ...............................         75             19           67           17
                                                                   ------         ------       ------       ------
    Denominator for diluted earnings per share -
      adjusted weighted average shares and assumed exercise ..      9,839         10,673       10,007       10,911
                                                                   ======         ======       ======       ======

Earnings per share:
Basic:
Income from continuing operations before cumulative effect of
change in accounting principle................................     $ 0.48         $ 0.40       $ 0.85       $ 0.87
Cumulative effect of change in accounting principle, net of
tax benefit...................................................          -              -            -        (0.11)
                                                                   ------         ------       ------       ------
Income from continuing operations.............................       0.48           0.40         0.85         0.76
Loss from discontinued operations, net of taxes...............          -          (0.18)           -        (0.16)
                                                                   ------         ------       ------       ------
Net income ...................................................     $ 0.48         $ 0.22       $ 0.85       $ 0.60
                                                                   ======         ======       ======       ======

                                                                    For the three months        For the six months
                                                                      Ended June 30                Ended June 30
                                                                    --------------------        ------------------
                                                                    2001            2000        2001          2000
                                                                    --------------------        ------------------
Earnings per share:
Diluted:
Income from continuing operations before cumulative effect of
change in accounting principle................................     $ 0.48         $ 0.40       $ 0.84       $ 0.87
Cumulative effective of change in accounting principle........          -              -            -        (0.11)
                                                                   ------         ------       ------       ------
Income from continuing operations.............................       0.48           0.40         0.84         0.76
Loss from discontinued operations, net of taxes...............          -          (0.18)           -        (0.16)
                                                                   ------         ------       ------       ------
Net income ...................................................     $ 0.48         $ 0.22       $ 0.84       $ 0.60
                                                                   ======         ======       ======       ======
Outstanding common stock having no dilutive effect............        464            553          526          523

3.  Discontinued Operations of a Business Segment

    On December 21, 2000, the Board of Directors of WSFS Financial Corporation approved plans to discontinue the operations of WSFS Credit Corporation (WCC), the Company's indirect auto finance business segment. WCC, which had 6,200 lease contracts and 2,268 loan contracts at June 30, 2001, no longer accepts new applications but will continue to service existing loans and leases. Management estimates that substantially all loan and lease contracts will mature by the end of December 2003.

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

    As a result, a net operating loss of $1.9 million and $1.8 million for the three and six months ended June 30, 2000, respectively, were reclassified from continuing operations to discontinued operations. In addition, the Corporation established a $6.2 million pretax reserve in the fourth quarter of 2000 to absorb expected future losses. This reserve is be reevaluated quarterly with adjustments, if necessary, recorded as income/losses from discontinued operations. Accounting for discontinued operations also requires that the net assets (assets less third party liabilities) be reclassified on the balance sheet to a single line item, Net assets of discontinued operations.

    The following chart depicts the net assets of discontinued operations at June 30, 2001 and December 31, 2000:

                                                          At June 30,     At December 31,
                                                             2001               2000
                                                          -------------------------------
                                                                     (In Thousands)
Net loans.............................................     $ 22,168           $ 27,877
Vehicles under operating leases, net..................      143,412            175,745
Premises and equipment................................           66                131
Other Assets..........................................        2,780              3,931
Less:
    Reserve for losses of discontinued
      operations......................................        5,768              6,169
    Other liabilities.................................        1,158              1,764
                                                           --------           --------

Net assets of discontinued operations                      $161,500           $199,751
                                                           ========           ========

    The following table depicts the net income from discontinued operations for the three and six months ended June 30, 2001 and 2000:

                                            For the three months Ended June 31,  For the six months ended June 30,
                                            -----------------------------------  -----------------------------------
                                                  2001             2000                  2001            2000
                                                -------          --------              -------         --------
                                                                         (In Thousands)

Interest income........................         $   490          $    447              $ 1,049         $    893
Allocated interest expense (1).........           2,606             3,417                5,598            6,774
                                                -------          --------              -------         --------
Net interest expense...................          (2,116)           (2,970)              (4,549)          (5,881)
                                                -------          --------              -------         --------

Loan and lease servicing fee income ...              57               168                  206              448
Rental income on operating leases, net.           2,308               170                4,986            3,492
Other income...........................               6                16                   10               26
                                                -------          --------              -------         --------
                                                  2,371               354                5,202            3,966
  Other operating expenses.............             438               476                  964              949
                                                -------          --------              -------         --------
(Loss) income before taxes.............            (183)           (3,092)                (311)          (2,864)
Reserve for discontinued operations ...             273                 -                  401                -
Income tax provision  (benefit)........              90            (1,191)                  90           (1,097)
                                                -------          --------              -------         --------
Income from discontinued operations....         $     -          $ (1,901)             $     -         $ (1,767)
                                                =======          ========              =======         ========

(1) Allocated interest expense based on the Company's annual average wholesale borrowings rate which was 5.96% and 6.19% for the three months ended June 30, 2001and 2000, respectively and 6.11% and 6.12% for the six months ended June 30, 2001 and 2000, respectfully.


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

    WSFS, the single largest shareholder in C1FN, has majority control through a voting trust. For the six months ended June 30, 2001 it shared in 29% of the operating results of C1FN. In addition, WSFS received warrants for the purchase of 20% additional ownership of C1FN.

    On December 29, 2000, C1FN received a $5.0 million investment from a third party investor, with a conditional commitment to invest an additional $12.5 million if and when a separate bank charter is obtained for everbank.com(TM). This investment effectively reduced WSFS' economic ownership of C1FN to 29%. Since WSFS retains control of C1FN through a voting trust, the results of C1FN will continue to be consolidated into the operating results of WSFS until everbank.com(TM) obtains a separate banking charter. If and when everbank.com(TM) obtains a banking charter, WSFS will no longer have control. This investment will then be accounted for under the equity method.

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

5.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

    The Corporation's only derivative that requires separate accounting under Statement of Accounting Standard (SFAS) 133 is an interest-rate cap with a notional amount of $50 million which limits 3-month LIBOR to 6% for ten years ending December 1, 2008. The cap is being used to hedge the cash flows of $50 million in trust preferred floating debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. The fair market value
(FMV), which at inception is equal to the cost, has two components: the intrinsic value and the time value of the option. The cap will be marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included in a separate component of other comprehensive income and changes in the time value of the option included in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, will be expensed in the period in which ineffectiveness is determined. It has been determined that the hedge is highly effective and can reasonably be expected to remain so. Management is not aware of any events that would result in the reclassification into earnings of gains and losses that are currently reported in accumulated other comprehensive income except for the change in the FMV of the interest rate cap which pertains to the time value of the hedging instrument. The fair value is estimated using the calculated FMV of similar instruments.

    The following depicts the change in fair market value of the interest rate cap:

                                            For the six months ended
                    -------------------------------------------------------------------------------
                                    2001                                        2000
                    -----------------------------------         -----------------------------------
                         at                       at               at                         at
                     January 1     Change      June 30          January 1     Change      June 30
                     ---------     ------      -------          ---------     ------      -------
                                                     (In Thousands)

Intrinsic value (1)  $    193      $  632      $   825(1)       $  2,813      $ (279)      $2,534(1)
Time value (2)          1,804         200(2)     2,004             2,131        (206)(2)    1,925
                     --------      ------      -------          --------      ------       ------

Total                $  1,997      $  832      $ 2,829          $  4,944      $ (485)      $4,459
                     ========      ======      =======          ========      ======       ======

(1) Included in other comprehensive income, net of taxes.
(2) Included in interest expense on the hedged item (trust preferred borrowings).

      An additional provision of SFAS 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading at the date of adoption. Accordingly, the corporation reclassified $131.0 million in investments and mortgage-backed securities from held-to-maturity to available-for-sale and recorded an unrealized loss of $2.4 million, net of tax. Of the $131.0 million transferred, $55.4 million was sold at a loss of $1.3 million, net of tax during the first quarter of 2000, the quarter of adoption. In accordance with SFAS No. 133, this loss was included in the statement of operations as a cumulative effect of a change in accounting principle.

6.  COMPREHENSIVE INCOME

    The following schedule depicts other comprehensive income as required by SFAS No. 130:

                                                                For the three months                For the six months
                                                                   ended June 30,                      ended June 30,
                                                            --------------------------          --------------------------
                                                              2001              2000              2001               2000
                                                              ----              ----              ----               ----
Net income ..............................................   $  4,706          $  2,366          $  8,426          $  6,504

Other Comprehensive Income:

Net unrealized holding gains (losses) on securities
    available-for-sale arising during the period.........        170               420             1,874            (1,964)

Net unrealized holding gains (losses) arising during the
    period on derivatives used for cash flow hedge.......        455               105               411              (181)

Reclassification for (gains) losses included in income...          -                (1)                -             1,528
                                                            --------          --------          --------          --------
Total comprehensive income, before other comprehensive
  income that resulted from the cumulative effect of a
     change in accounting principle......................      5,331             2,890            10,711             5,887

Net unrealized gain on derivatives used for cash flow
    hedging as a result of adopting SFAS No. 133.........          -                 -                 -             1,828
                                                            --------          --------          --------          --------

Total comprehensive income...............................   $  5,331          $  2,890          $ 10,711          $  7,715
                                                            ========          ========          ========          ========

7.  SEGMENT INFORMATION

    Under the definition of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Corporation has three operating segments in 2001: WSFS, C1FN and WNF. C1FN and WNF are not wholly-owned, but are majority-controlled subsidiaries started in 1999. As majority controlled subsidiaries, they are included in consolidated financial statements, including segment reporting.

    The operations of WCC, which provided auto loans and leases indirectly through unrelated auto dealerships within the mid-atlantic region, were discontinued in 2000. The segment information for 2000 has been restated.

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

    WNF is engaged in sub-prime home equity lending. WNF expanded sales on a national level and now aggregates loans primarily through brokers and sells them to investors.

    Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 follow:

                                                                  For the Three Months Ended June 30,
                                         ------------------------------------------------------------------------------------------
                                                             2001                                           2000
                                         ------------------------------------------    --------------------------------------------
                                                                              (In Thousands)

                                            WSFS       C1FN       WNF        Total        WSFS        C1FN      WNF        Total
                                            ----       ----       ---        -----        ----        ----      ---        -----
External customer revenues:
     Interest income                     $ 26,418   $  3,783   $    815   $  31,016     $ 28,756   $   1,315   $   148    $ 30,219
     Other income                           4,518        654      4,878      10,050        5,049         163       814       6,026
                                         --------   --------   --------   ---------     --------   ---------   -------    --------
Total external customer revenues           30,936      4,437      5,693      41,066       33,805       1,478       962      36,245
                                         --------   --------   --------   ---------     --------   ---------   -------    --------

Intersegment revenues:
     Interest income                          451          -          -         451            -           -        24          24
     Other income                             120          -          -         120           66           -         -          66
                                         --------   --------   --------   ---------     --------   ---------   -------    --------
Total Intersegment revenues                   571          -          -         571           66           -        24          90
                                         --------   --------   --------   ---------     --------   ---------   -------    --------

Total revenue                              31,507      4,437      5,693      41,637       33,871        1478       986      36,335

External customer expenses:
     Interest expense                      12,034      2,679         81      14,794       14,255       1,000        92      15,347
     Other expenses                        12,852      2,595      3,750      19,197       11,044       1,788     1,743      14,575
     Other depreciation and amortization      778        103         76         957          768         105        40         913
                                         --------   --------   --------   ---------     --------   ---------   -------    --------
Total external customer expenses           25,664      5,377      3,907      34,948       26,067       2,893     1,875      30,835
                                         --------   --------   --------   ---------     --------   ---------   -------    --------

Intersegment expenses:
     Interest expense                           -          -        451         451           24           -         -          24
     Other expenses                             -        120          -         120            6          60         -          66
                                         --------   --------   --------   ---------     --------   ---------   -------    --------
Total Intersegment expenses                     -        120        451         571           30          60         -          90
                                         --------   --------   --------   ---------     --------   ---------   -------    --------

Total expenses                             25,664      5,497      4,358      35,519       26,097       2,953     1,875      30,925

Income (loss) before taxes and
  extraordinary item                     $  5,843   $(1,060)   $  1,335   $   6,118     $  7,774   $  (1,475)  $  (889)   $  5,410
                                         --------   --------   --------   ---------     --------   ---------   -------    --------

Provision for income taxes                                                    2,165                                          1,999
Loss on disposal of discontinued
  operations                                                                      -                                         (1,901)
Minority Interest                                                              (753)                                          (856)
                                                                          ---------                                       --------
Consolidated net income                                                   $   4,706                                       $  2,366
                                                                          ---------                                       --------

                                                                   For the Six Months Ended June 30,
                                       --------------------------------------------------------------------------------------------
                                                           2001                                           2000
                                       --------------------------------------------    --------------------------------------------
                                                                              (In Thousands)

                                          WSFS       C1FN       WNF         Total       WSFS         C1FN       WNF        Total
                                          ----       ----       ---         -----       ----         ----       ---        -----
External customer revenues:
     Interest income                  $   51,935  $    7,298   $  1,401      60,634  $   62,882   $   1,681   $   148  $   64,711
     Other income                          9,144       1,287      7,669      18,100       5,935         175     1,003       7,113
                                      ----------  ----------   --------  ----------  ----------   ---------   -------  ----------
Total external customer revenues          61,079       8,585      9,070      78,734      68,817       1,856     1,151      71,824
                                      ----------  ----------   --------  ----------  ----------   ---------   -------  ----------

Intersegment revenues:
     Interest income                         868           -         36         904           -           -        44          44
     Other income                            240           -          0         240         126           -         -         126
                                      ----------  ----------   --------  ----------  ----------   ---------   -------  ----------
Total Intersegment revenues                1,108           -         36       1,144         126           -        44         170
                                      ----------  ----------   --------  ----------  ----------   ---------   -------  ----------

Total revenue                             62,187       8,585      9,106      79,878      68,943       1,856     1,195      71,994

External customer expenses:
     Interest expense                     25,235       5,270         83      30,588      29,858       1,214       101      31,173
     Other expenses                       24,134       4,994      6,337      35,465      21,049       3,431     2,911      27,391
     Other depreciation and
       amortization                        1,552         193        144       1,889       1,455         205        65       1,725
                                      ----------  ----------   --------  ----------  ----------   ---------   -------  ----------
Total external customer expenses          50,921      10,457      6,564      67,942      52,362       4,850     3,077      60,289
                                      ----------  ----------   --------  ----------  ----------   ---------   -------  ----------

Intersegment expenses:
     Interest expense                         36           -        868         904          44           -         -          44
     Other expenses                            -         240          -         240           6         120         -         126
                                      ----------    --------   --------  ----------  ----------   ---------   -------  ----------
Total Intersegment expenses                   36         240        868       1,144          50         120         -         170
                                      ----------  ----------   --------  ----------  ----------   ---------   -------  ----------
Total expenses                            50,957      10,697      7,432      69,086      52,412       4,970     3,077      60,459

Income (loss) before taxes and
  extraordinary item                  $   11,230  $   (2,112)  $  1,674      10,792  $   16,531   $  (3,114)  $(1,882) $   11,535
                                      ----------  ----------   --------  ----------  ----------   ---------   -------  ----------

Provision for income taxes                                                    3,866                                         4,095
Loss on disposal of discontinued
  operations                                                                      -                                        (1,767)
Minority Interest                                                            (1,500)                                       (2,087)
Cumulative effect of change in
  accounting principle                                                            -                                        (1,256)
                                                                         ----------                                    ----------
Consolidated net income                                                       8,426                                    $    6,504
                                                                         ----------                                    ----------



Segment assets                        $1,567,428  $  269,084   $ 35,384  $1,871,896  $1,615,164   $ 124,758   $12,511  $1,752,433
Elimination intersegment receivables                                        (39,739)                                       (9,739)
                                                                         ----------                                    ----------
Consolidated assets                                                      $1,832,157                                    $1,742,694
                                                                         ==========                                    ==========

Capital expenditures                  $      878  $      359   $    221  $    1,458  $    2,349   $     182   $   119  $    2,650

                           WSFS FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



GENERAL

    WSFS Financial Corporation (Company or Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (WSFS). The long-term goal of the Corporation is to maintain its high-performing financial services company status by focusing on its core banking business while developing unique profitable niches in complementary businesses which may operate outside the WSFS' geographical footprint. Founded in 1832, WSFS is one of the oldest financial institutions in the country. It has operated under the same name and charter serving the residents of Delaware for over 169 years. WSFS is the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the mid-atlantic region of the United States which is characterized by a diversified manufacturing and service economy.

    WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services funding these activities primarily with retail deposits and borrowings. The banking operations of WSFS are presently conducted from 27 retail banking offices located in Northern Delaware and Southeastern Pennsylvania. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

    Fully owned subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; and 838 Investment Group, Inc., which markets various insurance products and securities through the WSFS' branch system

    On December 21, 2000, the Board of Directors approved plans to discontinue the operations of WCC and as a result, has exited the indirect auto leasing business. As discussed in Note 3 of the financial statements, the results of WCC are presented as discontinued operations, retroactively restated for all periods presented.

    In addition, WSFS has majority control of two nonwholly-owned subsidiaries, CustomerOne Financial Network (C1FN) and Wilmington National Finance, Inc.
(WNF). See Note 4 of the financial statements within, for further discussion.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets increased $92.8 million during the first six months of 2001 to $1.832 billion at June 30, 2001. Asset growth included $51.8 million in investment securities and short-term investments and $50.9 million in mortgage-backed securities. The increase in investment securities and short-term investments was the result of placing available funds in liquid investments until they can be re-directed into higher yielding assets or used for other corporate purposes. Net loans, (including held for sale), increased $36.4 million. This included increases of $11.1 million in commercial loans, $10.1 million in commercial real estate and $9.6 million in consumer loans. Residential loans, including loans held-for-sale, only increased by $5.9 million reflecting management's continued strategy to change the mix of loans to higher margin relationships. These increases were partially offset by decreases of $38.3 million in net assets of discontinued operations, the effect of maturities and repayments of loans and leases at the Corporation's wholly owned indirect leasing subsidiary, WCC. In addition, stock in the Federal Home Loan Bank of Pittsburgh (FHLB) decreased by $8.7 million, mainly due to redemptions.

    Total liabilities increased $97.4 million between December 31, 2000 and June 30, 2001, to $1.734 billion. Total retail deposits increased $128.4 million, including an increase of $76.9 million at C1FN/everbank. The remaining increase of $51.5 million in retail deposits occurred at WSFS, which included increases in all categories of retail deposits. This also reflects management's strategy of increasing core deposit relationships (demand deposits, money market and savings accounts). In addition, jumbo certificates of deposit increased $19.2 million. Partially offsetting this increase was a $101.8 million decline in brokered deposits, mainly due to maturities. The Corporation replaced this funding source with borrowings from the FHLB, which increased $45.0 million during the first six months of 2001 and the above mentioned deposit growth.

Capital Resources

    Stockholders' equity decreased $3.0 million between December 31, 2000 and June 30, 2001. This decrease reflects the purchase of 878,000 treasury shares at $13.0 million ($14.81 per share average). At June 30, 2001, the Corporation held in its treasury 5,502,769 shares of its common stock at a cost of $67.5 million. This decline in equity was partially offset by net income of $8.4 million for the six months of 2001. In addition, other comprehensive income increased $2.2 million.

    A table presenting the WSFS' consolidated capital position relative to the minimum regulatory requirements as of June 30, 2001 (dollars in thousands):

                                                                                                          To be Well-Capitalized
                                                  Consolidated                   For Capital              Under Prompt Corrective
                                                  Bank Capital                Adequacy Purposes               Action Provisions
                                            -------------------------     ------------------------       ------------------------
                                                               % of                         % of                            % of
                                            Amount            Assets      Amount            Assets       Amount            Assets
                                            ------           --------     ------           -------       ------            ------
Total Capital
  (to Risk-Weighted Assets) ........       $149,536           12.55%      $95,321           8.00%       $119,151           10.00%
Core Capital (to Adjusted
  Tangible Assets)..................        140,303            7.65        73,319           4.00          91,649            5.00
Tangible Capital (to Tangible
  Assets) ..........................        140,303            7.65        27,495           1.50             N/A             N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................        140,303           11.78           N/A            N/A          71,491            6.00

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as WSFS must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the WSFS' financial statements. At June 30, 2001 WSFS was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

    Liquidity

    In accordance with Thrift Bulletin 77, the OTS requires institutions, such as WSFS to maintain adequate liquidity to assure safe and sound operation. At June 30, 2001, WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 9.7% compared to 6.4% at December 31, 2000. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                             June 30,              December 31,
                                                                              2001                    2000
                                                                            --------                --------
                                                                                  (Dollars in Thousands)
Nonaccruing loans:
     Commercial ..............................................              $  2,587                $  2,766
     Consumer ................................................                   394                     383
     Commercial mortgage .....................................                 1,803                   2,272
     Residential mortgage ....................................                 2,836                   2,704
     Construction ............................................                   541                     210
                                                                            --------                --------

Total nonaccruing loans ......................................                 8,161                   8,335
Assets acquired through foreclosure ..........................                   623                     630
                                                                            --------                --------

Total nonperforming assets ...................................              $  8,784                $  8,965
                                                                            ========                ========

Past due loans:
     Residential mortgages ...................................              $    891                $    449
     Commercial and commercial mortgages .....................                 1,929                     790
     Consumer ................................................                    52                     199
                                                                            --------                --------

Total past due loans .........................................              $  2,872                $  1,438
                                                                            ========                ========

Ratios:
     Nonperforming loans to total loans (1) ..................                  0.83%                   0.87%
     Allowance for loan losses to total gross
        Loans (1).............................................                  2.18                    2.22
     Nonperforming assets to total assets ....................                   .48                     .52
     Loan loss loss allowance to nonaccruing loans (2)........                255.99                  248.81
     Loan and foreclosed asset allowance to total
       Nonperforming assets (2) ..............................                240.49                  234.01

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

    Nonperforming assets decreased $181,000 between December 31, 2000 and June 30, 2001. This decrease resulted primarily from a $469,000 decrease in nonaccruing commercial mortgages. An analysis of the change in the balance of nonperforming assets is presented on the following page.

Analysis of change in nonperforming assets:

                                                                Six Months Ended              Year Ended
                                                                 June 30, 2001             December 31, 2000
                                                                ----------------           -----------------
                                                                               (In Thousands)
Beginning balance.........................................         $  8,965                    $  8,159
     Additions ...........................................            2,916                       8,332
     Collections/sales ...................................           (2,228)                     (4,323)
     Transfers to accrual/restructured status.............             (627)                     (1,227)
     Charge-offs / write-downs............................             (242)                     (1,976)
                                                                   --------                    --------

Ending balance............................................         $  8,784                    $  8,965
                                                                   ========                    ========

     The timely identification of problem loans is a key element in the Corporation's strategy to manage its loan portfolios. Timely identification enables the Corporation to take appropriate action and, accordingly, minimize losses. An asset review system established to monitor the asset quality of the Corporation's loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system utilizes guidelines established by federal regulation; however, there can be no assurance that the levels or the categories of problem loans and assets established by WSFS are the same as those which would result from a regulatory examination.

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management. Interest rate-sensitive assets of the Corporation exclude cash flows that relate to the discontinued operations (WCC), however, funding of $165.6 million for these assets have been included. At June 30, 2001, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitive gap) by $111.9 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 87.82% at June 30, 2001 compared to 75.88% at December 31, 2000. Likewise, the one-year interest-sensitive gap as a percentage of total assets reduced to a negative 6.11% at June 30, 2001 from a negative 12.66% at December 31, 2000. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk.

         Market risk is the risk of loss from adverse changes in the market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of assets minus liabilities, plus or minus off-balance sheet contracts, divided by the net present value of assets. The chart on the following page shows the estimated impact of immediate changes in interest rates on net interest margin and the net portfolio value ratio at the specified levels at June 30, 2001 and 2000, calculated in compliance with Thrift Bulletin No. 13A:

                                                                     June  30,
                                      --------------------------------------------------------------------------
                                                     2001                                   2000
                                      --------------------------------------------------------------------------
             Change in                  % Change in                             % Change in
           Interest Rate                Net Interest     Net Portfolio          Net Interest       Net Portfolio
           (Basis Points)                Margin (1)      Value Ratio(2)          Margin (1)       Value Ratio (2)
           -------------                ------------    ---------------         ------------      ---------------
                 +300                      7%                7.95%                   7%                5.55%
                +200                       4%                8.14%                   4%                5.86%
                +100                       2%                8.33%                   2%                6.20%
                   0                       0%                8.50%                   0%                6.56%
                -100                      -2%                8.57%                  -2%                6.97%
                -200                      -5%                8.63%                  -4%                7.56%
                -300                      -7%                8.70%                  -6%                8.39%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected in the various rate increments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected in the various rate increments.

    The Company's primary objective in managing interest risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while maximizing the yield /cost spread on the Company's asset/liability structure. The Company relies primarily on its asset/liability structure to control interest rate risk.

COMPARISON FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

  Results of Operations

    The Corporation recorded net income of $4.7 million or $.48 per diluted share for the second quarter of 2001. This compares to $2.4 million or $.22 per diluted share for the same quarter last year. Financial results for the second quarter of 2000 included an after tax charge of $1.9 million for losses from discontinued operations. Income from continuing operations for the three months ended June 30, 2000 was $4.3 million or $.40 per diluted share.

    The strong results for the second quarter of 2001 are due primarily to the growth in interest income, which increased $1.4 million between quarters. The increase in net interest income reflects deposit growth affected by declining rate environment offset, in part, by slightly lower yields on the reverse mortgage portfolio. In addition financial results were favorably affected by the significantly improved performance of WNF which earned $814,000, after tax, for the quarter compared to an after tax loss of $523,000 for the second quarter of last year. Net income for the quarter also included a $1.1 million pretax charge for the exiting of six in-store branches in southeastern Pennsylvania.

    Net income for the six months ended June 30, 2001 was $8.4 million or $.84 per diluted share. This compares to $6.5 million or $.60 per share for the comparable period last year. Financial results for the first six months of 2000 included an after tax charge of $1.8 million for losses from discontinued operations. Income from continuing operations for the six months ended June 30, 2000 was $8.3 million or $.76 per diluted share.

    The increase in net income for the six months ended June 30, 2001 compared to the same period in 2000 reflect $1.0 million in net income from WNF compared to an after tax loss of $950,000 for the same period of 2000. In addition, the results for the six months ended June 30, 2000 included a $4.7 million pretax loss on the sale of $127 million in securities and loans as part of the Company's deleveraging program. Net income growth between periods was partially offset by a $3.5 million decline in net interest income. Net interest income was affected by reverse mortgage income, which decreased $6.8 million between comparable periods due to considerably larger yield adjustments recorded in the first half of 2000. Reverse mortgage yields can vary significantly between periods as they are affected by actual and estimated housing prices and the timing of cash flows. The reverse mortgage impact on net interest income was partially offset by deposit growth and the declining interest rate environment. Earnings for the six months ended June 30, 2001 were also impacted by the previously mentioned $1.1 million pretax in-store branch write-off.

Net Interest Income

     The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                       Three Months Ended June 30,
                                           ---------------------------------------------------------------------------------
                                                              2001                                       2000
                                           ---------------------------------------------------------------------------------
                                            Average                       Yield/         Average                    Yield/
                                            Balance       Interest        Rate(1)        Balance       Interest     Rate (1)
                                            --------     ----------      --------       ---------     ----------   ---------

                                                                       (Dollars in thousands)
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............     $  635,851    $  12,739         8.01%       $  621,760     $  12,715      8.18%
     Commercial loans ................        154,050        3,007         8.45           120,186         2,426      8.92
     Consumer loans...................        177,795        4,128         9.31           164,111         3,938      9.65
                                           ----------    ---------                     ----------     ---------
       Total loans....................        967,696       19,874         8.33           906,057        19,079      8.55
Mortgage-backed securities (5)........        390,286        6,079         6.23           326,044         5,475      6.72
Loans held-for-sale (3)...............         35,872          853         9.51             7,537           160      8.49
Investment securities (5).............         19,532          349         7.15            47,027           843      7.17
Investment in reverse mortgages.......         32,922        3,150        38.27            32,916         3,953     48.04
Other interest-earning assets ........         56,947          711         5.01            41,362           709      6.89
                                           ----------    ---------                     ----------     ---------
     Total interest-earning assets....      1,503,255       31,016         8.33         1,360,943        30,219      8.97
                                                         ---------                                    ---------
Allowance for loan losses.............        (21,586)                                    (22,698)
Cash and due from banks...............         74,925                                      52,776
Net assets of discontinued operations.        171,210                                     236,797
Other noninterest-earning assets......         50,590                                      33,361
                                           ----------                                  ----------
     Total assets.....................     $1,778,394                                  $1,661,179
                                           ==========                                  ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $  287,009        2,324         3.25      $    133,117         1,235      3.73
     Savings..........................        305,782        2,021         2.65           263,768         2,534      3.79
     Retail time deposits ............        308,723        3,987         5.18           271,148         3,229      4.79
     Jumbo certificates of deposits ..         44,087          560         5.09            39,252           568      5.82
     Brokered certificates of deposit.         71,236        1,196         6.73           149,428         2,419      6.51
                                           ----------    ---------                     ----------     ---------
       Total interest-bearing deposits      1,016,837       10,088         3.98           861,713         9,985      4.66
FHLB of Pittsburgh advances...........        351,934        5,105         5.82           376,654         5,359      5.72
Trust preferred borrowings............         50,000          804         6.45            50,000         1,235      9.77
Other borrowed funds..................         95,230        1,403         5.89           140,887         2,185      6.20
Cost of funding discontinued
  operations..........................                      (2,606)                                      (3,417)
                                           ----------    ---------                     ----------     ---------
     Total interest-bearing
       liabilities ...................      1,514,001       14,794         3.91         1,429,254        15,347      4.30
                                                         ---------                                    ---------
Noninterest-bearing demand deposits...        139,584                                     120,446
Other noninterest-bearing liabilities.         19,569                                      11,932
Minority interest ....................          4,641                                       3,969
Stockholders' equity..................        100,599                                      95,578
                                           ----------                                  ----------
     Total liabilities and
       stockholders' equity...........     $1,778,394                                  $1,661,179
                                           ==========                                  ==========
Deficit of interest-earning assets
  over interest-bearing liabilities...     $  (10,746)                                 $  (68,311)
                                           ==========                                  ==========
Net interest and dividend income......                   $  16,222                                    $  14,872
                                                         =========                                    =========

Interest rate spread..................                                    4.42%                                      4.67%
                                                                          ====                                       ====
Net interest margin...................                                    4.39%                                      4.45%
                                                                          ====                                       ====

Net interest and dividend income to
     total average assets.............                                    3.71%                                      3.65%
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

                                                                         Six Months Ended June 30,
                                           ---------------------------------------------------------------------------------
                                                              2001                                       2000
                                           ---------------------------------------------------------------------------------
                                            Average                       Yield/         Average                    Yield/
                                            Balance       Interest        Rate(1)        Balance       Interest     Rate (1)
                                            --------     ----------      --------       ---------     ----------   ---------

                                                                       (Dollars in thousands)
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............     $  634,379    $  25,516       8.04%         $  612,448     $  24,909      8.13%
     Commercial loans ................        150,902        5,956       8.59             117,518         4,678      8.83
     Consumer loans...................        176,337        8,336       9.53             161,179         7,775      9.70
                                           ----------    ---------                     ----------     ---------
       Total loans....................        961,618       39,808       8.40             891,145        37,362      8.64
Mortgage-backed securities (5)........        378,149       12,091       6.39             366,040        12,095      6.61
Loans held-for-sale (3)...............         30,556        1,492       9.77              15,086           566      7.50
Investment securities (5).............         22,053          804       7.29              44,109         1,550      7.02
Investment in reverse mortgages.......         33,562        4,934      29.40              31,712        11,720     73.92
Other interest-earning assets ........         56,701        1,505       5.35              41,833         1,418      6.80
                                           ----------    ---------                     ----------     ---------
     Total interest-earning assets....      1,482,639       60,634       8.33           1,389,925        64,711      9.48
                                                         ---------                                    ---------
Allowance for loan losses.............       (21,587)                                     (22,632)
Cash and due from banks...............         69,444                                      53,567
Net assets of discontinued operations.        180,746                                     237,379
Other noninterest-earning assets......         48,381                                      35,853
                                           ----------                                  ----------                      -
     Total assets.....................     $1,759,623                                  $1,694,092
                                           ==========                                  ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $  272,173        4,755       3.52          $  109,470         1,781      3.27
     Savings..........................        302,935        4,609       3.07             263,832         4,820      3.67
     Retail time deposits ............        303,166        7,863       5.23             271,889         6,358      4.70
     Jumbo certificates of deposits ..         33,093          878       5.35              33,932           960      5.69
     Brokered certificates of deposit.        100,686        3,369       6.75             144,127         4,501      6.28
                                           ----------    ---------                     ----------     ---------
       Total interest-bearing deposits      1,012,053       21,474       4.28             823,250        18,420      4.50
FHLB of Pittsburgh advances...........        343,680       10,103       5.93             441,876        12,646      5.76
Trust preferred borrowings............         50,000        1,768       7.03              50,000         2,378      9.41
Other borrowed funds..................         94,816        2,841       5.99             146,266         4,503      6.16
Cost of funding discontinued
  operations..........................                      (5,598)                                      (6,774)
                                           ----------    ---------                     ----------     ---------
Total interest-bearing liabilities....      1,500,549       30,588       4.08           1,461,392        31,173      4.27
                                                         ---------                                    ---------
Noninterest-bearing demand deposits...        134,723                                     116,829
Other noninterest-bearing liabilities.         18,875                                      14,787
Minority interest ....................          5,005                                       4,405
Stockholders' equity..................        100,471                                      96,679
                                           ----------                                  ----------
     Total liabilities and
       stockholders' equity...........     $1,759,623                                  $1,694,092
                                           ==========                                  ==========
Deficit of interest-earning assets
  over interest-bearing liabilities...     $  (17,910)                                 $  (71,467)
                                           ==========                                  ==========
Net interest and dividend income......                   $  30,046                                    $  33,538
                                                         =========                                   ==========

Interest rate spread..................                                   4.25%                                      5.21%
                                                                         ====                                       ====
Net interest margin...................                                   4.13%                                      4.91%
                                                                         ====                                       ====

Net interest and dividend income to
     total average assets.............                                   3.48%                                      4.03%
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

    Net interest income for the three months ended June 30, 2001 increased $1.4 million compared to the same period in 2000. However, the net interest margin for the three months ended June 30, 2001 was 4.39% compared to 4.45% in the second quarter of 2000, as total interest-earning assets averaged $142.3 million more in 2001. Total interest income increased $797,000 between comparable quarters. This change is attributed to the increase in average loans and loans held-for-sale of $90.0 million and an increase in average mortgage-backed securities of $64.2 million. This was partially offset by a decrease in average investment securities of $27.5 million, and a reduction in the reverse mortgage yield from 48.04% to 38.27% between comparable quarters. Management expects the long-term yield of reverse mortgages in the future to be closer to 25%. However, as in the past, returns on reverse mortgages can vary significantly between periods as they are affected by actual and estimated housing prices and the timing of cash flows. The yield on interest earning assets declined 64 basis points between comparable quarters. Total interest expense for the three months ended June 30, 2001 decreased $553,000 compared to the second quarter of 2000. The decrease was a result of the lower cost of borrowings due to a decrease in the average borrowings of $70.4 million between comparable periods, and a series of Federal Reserve interest rate decreases. The lower borrowing costs were offset partially by an increase in average interest-bearing deposits of $155.0 million between periods. The rate on interest bearing liabilities declined 39 basis points between periods.

    Net interest income the six months ended June 30, 2001 decreased $3.5 million compared to the same period in 2000. The decrease was due primarily to $6.8 million in additional interest income adjustments in the reverse mortgage portfolio in 2000. The net interest margin for the six months ended June 30, 2001 was 4.13%, compared to 4.91% for the six months ended June 30, 2000. Total interest income decreased $4.1 million between comparable periods. This change is attributed to the previously mentioned reverse mortgage adjustment, as well as the decrease in average investment securities of $22.1 million, partially offset by the increase in average loans and loans-held-for-sale of $86.0 million. Total interest expense decreased $585,000 in comparing the six months ended June 30, 2001 with the same period in 2000. The decrease was a result of the lower cost of borrowings due to the series of Federal Reserve interest rate decreases and a decrease in average borrowings of $149.7 million from June 30, 2000. This was offset partially by an increase in average interest-bearing deposits of $188.8 million between comparable periods.

    Allowance for Loan Losses

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

    The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                                          Six Months Ended             Six Months Ended
                                                                           June 30, 2001                 June 30, 2000
                                                                          ----------------             ----------------
                                                                                      (Dollars in Thousands)
Beginning balance ............................................               $21,423                         $22,223
Provision for loan losses ....................................                   845                             445
Balance at acquisition for purchased credit card portfolio....                     -                             175

Charge-offs:
     Residential real estate .................................                    92                              32
     Commercial real estate (1) ..............................                     -                              28
     Commercial...............................................                   300                              53
     Consumer ................................................                   486                             592
                                                                             -------                         -------
        Total charge-offs.....................................                   878                             705
                                                                             -------                         -------
Recoveries:
     Residential real estate .................................                     1                               1
     Commercial real estate (1) ..............................                    41                             187
     Commercial ..............................................                    81                              41
     Consumer.................................................                    53                             229
                                                                             -------                         -------
        Total recoveries .....................................                   176                             458
                                                                             -------                         -------

Net charge-offs ..............................................                   702                             247
                                                                             -------                         -------
Ending balance................................................               $21,566                         $22,596
                                                                             =======                         =======

Net charge-offs to average gross loans
  outstanding, net of unearned income (2).....................                  0.15%                           0.06%
                                                                             =======                         =======

(1) Includes commercial mortgages and construction loans.
(2) Ratio for the six months ended June 30, 2001 and 2000 is annualized.


  Other Income

    Other income for the three months ended June 30, 2001 was $10.0 million compared to $6.0 million for the second quarter of 2000. This improvement was mainly due to a $3.5 million increase in gains on the sale of loans, which was predominantly attributable to WNF. Deposit service charges increased $505,000 in 2001, in comparison to the corresponding period in 2000, mainly due to a 25% increase in retail deposits. Noninterest income at C1FN increased $493,000 over the second quarter of 2000. These increases were partially offset by a $818,000 recovery on a fully reserved note receivable, which was recorded in the second quarter of 2000.

    Other income for the six months ended June 30, 2001 was $18.1 million compared to $7.1 million for the same period in 2000. Consistent with the quarter, this improvement was mainly due to a $6.6 million increase in gains on the sale of loans, which was predominantly attributable to WNF. In addition, there were no securities losses during the first six months of 2001 compared to a $2.3 million loss during the first six months of 2000. Deposit service charges increased $1.0 million in 2001, in comparison to the corresponding period in 2000, mainly due to increased retail deposits. Noninterest income at C1FN increased $1.1 million over the first six months of 2000. These increases were partially offset by a $818,000 recovery on a fully reserved note receivable, which was recorded during the first six months of 2000.

Other Expenses

    Other expenses for the quarter ended June 30, 2001 were $19.7 million or $4.4 million above the second quarter of 2000. This increase was mainly due to expected higher expenses from the Corporation's two newer initiatives, WNF and C1FN, as these companies continue to grow. These two subsidiaries added $2.9 million in additional expenses to the consolidated results compared to the second quarter of 2000. In addition, other expenses for the six months ended June 30, 2001 included a non-cash charge of $1.1 million in connection with the recently announced planned exit of six in-store branch offices in southeastern Pennsylvania.

    Other expenses for the six months ended June 30, 2001 were $36.5 million compared to $28.7 million for the same period of 2000. This increase, as previously discussed for the quarter, was mainly due to higher expenses from the Corporation's two newer initiatives, WNF and C1FN. These two subsidiaries added $5.1 million in additional expenses to the consolidated results compared to the first six months of 2000. In addition, other expenses for the six months ended June 30, 2001 included the above mentioned $1.1 million in-store branch net write-off. Also during the first six months of 2001 a $368,000 ATM fraud loss was recorded. This loss was the result of missing or misappropriated funds related to an armored car carrier engaged to supply cash to ATM's operated by customers of Cash Connect, the ATM division of WSFS.

Income Taxes

    The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the three and six months ended June 30, 2001 of $2.2 million and $3.9 million, respectively, compared to an income tax provision of $808,000 and $2.2 million, for the comparable periods of 2000. The effective tax rates for the three and six months ended June 30, 2001 were 32% and 31%, respectively, compared to 25% and 25%, for the comparable periods in 2000. Excluding the impact of the loss from discontinued operations, the effective rates for the three and six months ended June 30, 2000 were 32% and 30%, respectively.

    The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

Cumulative Effect of a Change in Accounting Principle

    On January 1, 2000, the Corporation adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. A provision of SFAS 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading. At adoption, the corporation reclassified $131.0 million in investments and mortgage-backed securities from held-to-maturity to available-for-sale. Of the $131.0 million transferred, $55.4 million was sold at a loss of $1.3 million, net of tax. In accordance with SFAS No. 133, this loss was included in the statement of operations as a cumulative effect of a change in accounting principle.

    In addition, at January 1, 2000 the difference between the fair value and carrying value of $2.2 million, net of tax, relating to an interest rate cap is included in comprehensive income as a cumulative change in accounting principle.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier retroactive application of its accounting provisions is not permitted. There was no material impact, based upon this Statement, to the Company's financial condition, equity, results of operations, or disclosures.

    In June 2001, the FASB issued Statement No. 141, Business Combinations. The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method.

    The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

    In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

    The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management has not fully assessed the impact of adopting this standard, however, management does not expected a material impact on earnings, financial condition, or equity upon adoption of Statement No. 142.

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

    Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q


Part II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a) None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WSFS FINANCIAL CORPORATION





Date:  August 10, 2001           /s/            MARVIN N. SCHOENHALS
                                 -----------------------------------------------

                                               Marvin N. Schoenhals
                                 Chairman, President and Chief Executive Officer






Date:  August 10, 2001           /s/                 MARK A. TURNER
                                 -----------------------------------------------
                                                   Mark A. Turner
                                              Chief Operating Officer
                                            and Chief Financial Officer