Form 10-Q
period 2001-09-30
WSFS FINANCIAL CORP
filed 2001-11-14
CIK 828944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2001
                              --------------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from_______________________ to _______________________


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


838 Market Street, Wilmington, Delaware                       19899
----------------------------------------          ------------------------------
(Address of principal executive offices)                    (Zip Code)


                                  (302)792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2001:

Common Stock, par value $.01 per share                          9,146,482
--------------------------------------                 -------------------------
          (Title of Class)                                (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                                              PART I. Financial Information
                                                                                                  Page
                                                                                                  ----
Item 1.    Financial Statements

           Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 2001 and 2000 (Unaudited)......................................       3

           Consolidated Statement of Condition as of September 30, 2001
           (Unaudited) and December 31, 2000..................................................       5

           Consolidated Statement of Cash Flows for the Nine Months Ended
           September 30, 2001 and 2000 (Unaudited)............................................       6

           Notes to the Consolidated Financial Statements for the Three and Nine
           Months Ended September 30, 2001 and 2000 (Unaudited)...............................       7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................      14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................      25


                                             PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K.....................................................      25

Signatures ...................................................................................      26



                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    Three months ended September 30,      Nine months ended September 30,
                                                    --------------------------------      -------------------------------
                                                          2001            2000               2001              2000
                                                          ----            ----               ----              ----
                                                                                 (Unaudited)
                                                              (Dollars in Thousands, except per share data)
Interest income:
Interest and fees on loans........................... $    20,776      $   20,284        $   62,076        $   58,212
Interest on mortgage-backed securities...............       5,777           6,610            17,867            18,705
Interest and dividends on investment securities......         290             883             1,094             2,433
Interest on investments in reverse mortgages.........       3,324           3,742             8,258            15,461
Other interest income................................         881             783             2,386             2,202
                                                      -----------      ----------        ----------        ----------
                                                           31,048          32,302            91,681            97,013
                                                      -----------      ----------        ----------        ----------
Interest expense:
Interest on deposits.................................       8,475          12,087            28,885            30,507
Interest on Federal Home Loan Bank advances..........       4,234           3,128            10,788            11,407
Interest on federal funds purchased and securities
  sold under agreement to repurchase.................         907           1,191             2,550             3,867
Interest on trust preferred borrowings...............       1,280             699             3,048             2,239
Interest on other borrowed funds.....................         102             146               314               404
                                                      -----------      ----------        ----------        ----------
                                                           14,998          17,251            45,585            48,424
                                                      -----------      ----------        ----------        ----------
Net interest income..................................      16,050          15,051            46,096            48,589
Provision for loan losses............................         746             227             1,591               672
                                                      -----------      ----------        ----------        ----------
Net interest income after provision for loan losses..      15,304          14,824            44,505            47,917
                                                      -----------      ----------        ----------        ----------
Other income:
Loan servicing fee income ...........................         895             559             2,331             1,587
Deposit service charges..............................       2,211           1,867             6,390             5,046
Credit/debit card and ATM income ....................       2,001           1,469             5,417             3,963
Securities losses ...................................           -               -                 -            (2,325)
Gain on sale of loans ...............................       5,675           1,420            12,820             1,972
Other income.........................................         930             667             2,853             2,852
                                                      -----------      ----------        ----------        ----------
                                                           11,712           5,982            29,811            13,095
                                                      -----------      ----------        ----------        ----------
Other expenses:
Salaries, benefits and other compensation............      10,346           8,563            28,732            21,737
Equipment expense....................................       1,146           1,110             3,323             3,132
Data processing and operations expenses..............       1,226             956             3,523             4,286
Occupancy expense....................................       1,337           1,130             3,976             3,111
Marketing expense....................................         574             624             1,957             2,203
Professional fees....................................         661             721             1,879             2,213
Net (recovery) costs of assets acquired through
  foreclosure........................................          (6)            100                65               263
ATM fraud (recovery) losses..........................         (56)              -               312                 -
In-store branch net write off........................           -               -             1,114                 -
Other operating expense..............................       3,361           3,018            10,215             7,948
                                                      -----------      ----------        ----------        ----------
                                                           18,589          16,222            55,096            44,893
                                                      -----------      ----------        ----------        ----------
Income from continuing operations before minority
  interest, taxes and cumulative effect of change
  in accounting principle............................       8,427           4,584            19,220            16,119
Less minority interest...............................         117            (780)           (1,382)           (2,867)
                                                      -----------      ----------        ----------        ----------
Income from continuing operations before taxes
  and cumulative effect of change in accounting
  principle..........................................       8,310           5,364            20,602            18,986
Income tax provision.................................       2,807           1,326             6,673             5,421
                                                      -----------      ----------        ----------        ----------
Income from continuing operations before cumulative
  effect of change in accounting principle...........       5,503           4,038            13,929            13,565
Cumulative effect of change in accounting principle
  net of $837,000 in income tax......................           -               -                 -            (1,256)
                                                      -----------      ----------        ----------        ----------
Income from continuing operations....................       5,503           4,038            13,929            12,309
Income (loss) from discontinued operations, net
  of taxes...........................................           -              31                 -            (1,736)
                                                      -----------      ----------        ----------        ----------
Net income........................................... $     5,503      $    4,069        $   13,929        $   10,573
                                                      ===========      ==========        ==========        ==========

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Continued)


                                                    Three months ended September 30,      Nine months ended September 30,
                                                    --------------------------------      -------------------------------
                                                          2001            2000               2001              2000
                                                          ----            ----               ----              ----
                                                                                 (Unaudited)
                                                              (Dollars in Thousands, except per share data)
Basic earnings per share:
Income from continuing operations before cumulative
  effect of change in accounting principle...........   $   0.59        $   0.39           $   1.43          $   1.26
Cumulative effect of change in accounting principle,
  net of taxes.......................................          -               -                  -             (0.12)
                                                        --------        --------           --------          --------
Income from continuing operations....................       0.59            0.39               1.43              1.14
Loss from discontinued operations, net of taxes......          -               _                  -             (0.16)
                                                        --------        --------           --------          --------
Net income ..........................................   $   0.59        $   0.39           $   1.43          $   0.98
                                                        ========        ========           ========          ========

Diluted earnings per share:
Income from continuing operations before cumulative
  effect of change in accounting principle...........   $   0.58        $   0.39           $   1.42          $   1.26
Cumulative effect of change in accounting principle,
  net of taxes.......................................          -               -                  -             (0.12)
                                                        --------        --------           --------          --------
Income from continuing operations....................       0.58            0.39               1.42              1.14
Loss from discontinued operations, net of taxes......          -               -                  -             (0.16)
                                                        --------        --------           --------          --------
Net income ..........................................   $   0.58        $   0.39           $   1.42          $   0.98
                                                        ========        ========           ========          ========


The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                   September 30,     December 31,
                                                                                        2001             2000
                                                                                   -------------     ------------
                                                                                    (Unaudited)
                                                                                        (Dollars in Thousands)
Assets
Cash and due from banks................................................            $   94,342          $  87,849
Federal funds sold and securities purchased under agreements to resell.                56,300              3,500
Interest-bearing deposits in other banks...............................                23,667              7,318
Investment securities held-to-maturity.................................                14,365             14,746
Investment securities available-for-sale...............................                 1,623             14,994
Mortgage-backed securities held-to-maturity............................                83,364            107,663
Mortgage-backed securities available-for-sale..........................               305,358            232,055
Investment in reverse mortgages, net...................................                35,061             33,683
Loans held-for-sale....................................................                43,697             23,313
Loans, net of allowance for loan losses of $21,501 at September 30,
  2001 and $21,423 at December 31, 2000................................               995,210            940,178
Stock in Federal Home Loan Bank of Pittsburgh, at cost.................                21,550             28,500
Assets acquired through foreclosure....................................                   533                630
Premises and equipment.................................................                16,740             16,788
Accrued interest and other assets......................................                31,304             28,348
Net assets of discontinued operations..................................               140,052            199,751
                                                                                   ----------         ----------

Total assets...........................................................            $1,863,166         $1,739,316
                                                                                   ==========         ==========

Liabilities, Minority Interest and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand.........................................           $   151,706          $ 139,128
    Money market and interest-bearing demand...........................               327,541            244,120
    Savings............................................................               310,594            289,382
    Time...............................................................               302,255            282,839
    Jumbo certificates of deposit - retail.............................                 9,391              5,611
                                                                                   ----------         ----------
      Total retail deposits............................................             1,101,487            961,080
    Jumbo certificates of deposit......................................                17,483             13,419
    Brokered certificates of deposit...................................                33,319            147,092
                                                                                   ----------         ----------
      Total deposits...................................................             1,152,289          1,121,591

Federal funds purchased and securities sold under agreements to
  repurchase...........................................................                69,300             69,300
Federal Home Loan Bank advances........................................               431,000            351,000
Trust preferred borrowings.............................................                50,000             50,000
Other borrowed funds...................................................                34,327             23,338
Accrued expenses and other liabilities.................................                24,058             21,065
                                                                                   ----------         ----------
Total liabilities......................................................             1,760,974          1,636,294
                                                                                   ----------         ----------

Minority Interest......................................................                 4,606              5,876

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized;
  none issued and outstanding..........................................                     -                  -
Common stock $.01 par value, 20,000,000 shares authorized;
  issued 14,821,875 at September 30, 2001 and 14,813,403 at
  December 31, 2000....................................................                   148                148
Capital in excess of par ..............................................                59,079             58,985
Accumulated other comprehensive income ................................                 3,516                197
Retained earnings .....................................................               105,163             92,409
Treasury stock at cost, 5,677,169 shares at September 30, 2001 and
  4,629,769 shares at December 31, 2000 ...............................               (70,320)           (54,593)
                                                                                   ----------         ----------
Total stockholders' equity.............................................                97,586             97,146
                                                                                   ----------         ----------
Total liabilities and stockholders' equity.............................            $1,863,166         $1,739,316
                                                                                   ==========         ==========

The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Nine Months Ended September 30,
                                                                                            -------------------------------
                                                                                           2001                     2000
                                                                                           ----                     ----
                                                                                                      (Unaudited)
                                                                                                (Dollars in Thousands)
Operating activities:
    Net income .............................................................           $    13,929                $    10,573
    Adjustments to reconcile net income to cash (used for) provided by operating activities:
      Provision for loan losses ............................................                 1,591                        672
      Depreciation, accretion and amortization .............................                 3,126                      2,033
      Increase in accrued interest receivable and other assets..............                (5,941)                    (3,541)
      Origination of loans held-for-sale....................................              (383,361)                  (123,130)
      Proceeds from sales of loans held-for-sale............................               363,966                    127,006
      Increase in accrued interest payable and other liabilities............                 2,955                      8,524
      Increase in reverse mortgage capitalized interest, net ...............                (8,137)                   (15,311)
      Minority interest in net income.......................................                (1,382)                    (2,867)
      Loss on sale of mortgage-backed securities-available for sale.........                     -                      4,419
      Other, net ...........................................................                   293                      2,115
                                                                                        ----------                 ----------
   Net cash (used for) provided by operating activities....................               (12,961)                    10,493
                                                                                        ----------                 ----------
Investing activities:
    Net increase in interest-bearing deposits in other banks ...............               (16,349)                      (228)
    Maturities of investment securities ....................................                13,344                      6,771
    Sales of investment securities available-for-sale ......................                   500                     10,275
    Sales of mortgage-backed securities available-for-sale .................                     -                    146,545
    Purchases of investment securities available-for-sale...................                     -                     (8,952)
    Purchases of investment securities available-for-sale...................                     -                    (28,068)
    Repayments of mortgage-backed securities held-to-maturity ..............                24,096                     20,748
    Repayments of mortgage-backed securities available-for-sale ............               152,659                     43,680
    Purchases of mortgage-backed securities available-for-sale..............              (221,875)                  (150,845)
    Repayments of reverse mortgages ........................................                12,264                     15,563
    Disbursements for reverse mortgages ....................................                (5,397)                    (6,011)
    Sales of loans..........................................................                     -                    (43,300)
    Purchase of loans ......................................................                (1,105)                   (34,340)
    Net increase in loans ..................................................               (56,971)                    (1,683)
    Net decrease in stock of Federal Home Loan Bank of Pittsburgh...........                 6,950                          -
    Receipts from investment in real estate ................................                   270                          -
    Sales of assets acquired through foreclosure, net.......................                   613                      1,227
    Premises and equipment, net.............................................                (1,254)                    (3,732)
                                                                                        ----------                 ----------
Net cash used for investing activities......................................               (92,255)                   (32,350)
                                                                                        ----------                 ----------
Financing activities:
    Net increase in demand and savings deposits.............................               128,288                    174,026
    Net (decrease) increase in time deposits ...............................               (86,693)                    41,738
    Receipts from FHLB borrowings ..........................................               215,000                    510,500
    Repayments of FHLB borrowings...........................................              (135,000)                  (676,000)
    Receipts from reverse repurchase agreements ............................                     -                     46,588
    Repayments of reverse repurchase agreements ............................                     -                    (69,641)
    Repayments of Federal funds purchased, net..............................                     -                     (5,000)
    Repayments of other borrowings..........................................                   (89)                       (80)
    Dividends paid on common stock..........................................                (1,175)                    (1,191)
    Issuance of common stock ...............................................                    94                         88
    Purchase of treasury stock, net of reissuance...........................               (15,727)                   (10,286)
    Minority Interest.......................................................                   112                        653
                                                                                        ----------                 ----------
Net cash provided by financing activities...................................               104,810                     11,395
                                                                                        ----------                 ----------
Decrease in cash and cash equivalents from continuing operations............                  (406)                   (10,462)
Change in net assets from discontinued operations ..........................                59,699                     18,402
Cash and cash equivalents at beginning of period ...........................                91,349                     59,166
                                                                                        ----------                 ----------
Cash and cash equivalents at end of period .................................            $  150,642                 $   67,106
                                                                                        ==========                 ==========
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for interest during the quarter ..................................            $   44,375                 $   53,156
Cash paid for income taxes, net.............................................                 3,763                      1,722
Loans transferred to assets acquired through foreclosure ...................                   607                      1,105
Net change in unrealized gains on securities available for sale, net of tax.                 3,319                      2,306
Assets transferred from held-to-maturity to available-for-sale upon adoption of SFAS No. 133
     Investment Securities..................................................                     -                      2,000
     Mortgage-backed Securities.............................................                     -                    128,981


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

    The consolidated statement of condition at September 30, 2001, the consolidated statement of operations for the three and nine months ended September 30, 2001 and 2000 and the consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. Certain reclassifications have been made to prior year's financial statements for conformity with the current year's presentation. All significant intercompany transactions are eliminated in consolidation. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the expected results for the full year ended December 31, 2001. The financial statements include the accounts of WSFS Financial Corporation. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable to the banking industry. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2000 Annual Report.

2.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

                                                                       For the three months             For the nine months
                                                                        ended September 30,             ended September 30,
                                                                       ---------------------            -------------------
                                                                       2001             2000            2001           2000
                                                                       ---------------------            -------------------
Numerator:
----------
Income from continuing operations before cumulative effect of
  change in accounting principle..............................        $5,503          $4,038           $13,929       $13,565
Cumulative effect of change in accounting principle,
  net of tax benefit..........................................             -               -                 -        (1,256)
                                                                      ------          ------           -------       -------
Income from continuing operations.............................         5,503           4,038            13,929        12,309
Income (loss) from discontinued operations, net of taxes......             -              31                 -        (1,736)
                                                                      ------          ------           -------       -------
Net income ...................................................        $5,503          $4,069           $13,929       $10,573
                                                                      ======          ======           =======       =======
Denominator:
------------
    Denominator for basic earnings per share -
      weighted average shares ................................         9,303          10,507             9,725        10,764
       Employee stock options ................................           172              11                91            14
                                                                      ------          ------           -------       -------
    Denominator for diluted earnings per share -
      adjusted weighted average shares and assumed exercise ..         9,475          10,518             9,816        10,778
                                                                      ======          ======           =======       =======
Earnings per share:
-------------------
Basic:
Income from continuing operations before cumulative effect of
  change in accounting principle..............................        $ 0.59         $  0.39           $  1.43       $  1.26
Cumulative effect of change in accounting principle,
  net of tax benefit..........................................             -               -                 -         (0.12)
                                                                      ------          ------           -------       -------
Income from continuing operations.............................          0.59            0.39              1.43          1.14
Loss from discontinued operations, net of taxes...............             -               -                 -         (0.16)
                                                                      ------          ------           -------       -------
Net income ...................................................        $ 0.59          $ 0.39           $  1.43       $  0.98
                                                                      ======          ======           =======       =======
Earnings per share:
-------------------
Diluted:
Income from continuing operations before cumulative effect of
  change in accounting principle..............................        $ 0.58          $ 0.39           $  1.42       $  1.26
Cumulative effective of change in accounting principle........             -               -                 -         (0.12)
                                                                      ------          ------           -------       -------
Income from continuing operations.............................          0.58            0.39              1.42          1.14
Loss from discontinued operations, net of taxes...............             -               -                 -         (0.16)
                                                                      ------          ------           -------       -------
Net income ...................................................        $ 0.58          $ 0.39           $  1.42       $  0.98
                                                                      ======          ======           =======       =======

Outstanding common stock having no dilutive effect............           132             604               138           573


3.        Discontinued Operations of a Business Segment

         On December 21, 2000, the Board of Directors of WSFS Financial Corporation approved plans to discontinue the operations of WSFS Credit Corporation (WCC), the Company's indirect auto finance business segment. WCC, which had 5,388 lease contracts and 2,049 loan contracts at September 30, 2001, no longer accepts new applications but will continue to service existing loans and leases. Management estimates that substantially all loan and lease contracts will mature by the end of December 2003.

         Accounting for discontinued operations of a business segment requires that the Company forecast operating results over the wind-down period and immediately accrue any expected net losses as a one time charge. The historic results of WCC's operations, the one-time charge, and the future reported results of WCC are required to be treated as Discontinued Operations of a Business Segment, and shown in summary form separately from the Company's results of continuing operations in reported results of the Corporation. Prior periods are restated, as required by accounting principles generally accepted in the United States of America.

         As a result, net operating income of $31,000 and a net operating loss of $1.7 million for the three and nine months ended September 30, 2000, respectively, were reclassified from continuing operations to discontinued operations. In addition, the Corporation established a $6.2 million pretax reserve in the fourth quarter of 2000 to absorb expected future losses. This reserve is reevaluated quarterly with adjustments, if necessary, recorded as income/losses from discontinued operations. Accounting for discontinued operations also requires that the net assets (assets less third party liabilities) be reclassified on the balance sheet to a single line item, Net assets of discontinued operations.

         The following chart depicts the net assets of discontinued operations at September 30, 2001 and December 31, 2000:

                                                                     At September 30,        At December 31,
                                                                           2001                    2000
                                                                   ----------------------------------------
                                                                                 (In Thousands)
         Net loans................................................       $ 19,175                $ 27,877
         Vehicles under operating leases, net.....................        122,803                 175,745
         Premises and equipment...................................             60                     131
         Other Assets                                                       4,541                   3,931
         Less:
             Reserve for losses of discontinued operations........          5,311                   6,169
             Other liabilities....................................          1,216                   1,764
                                                                         --------                --------

         Net assets of discontinued operations....................       $140,052                $199,751
                                                                         ========                ========

              The following table depicts the net income from discontinued operations for the three and nine months ended September 30, 2001 and 2000:

                                                   For the three months            For the nine months
                                                    Ended September 30,             ended September 30,
                                                   ---------------------           ---------------------
                                                    2001           2000             2001           2000
                                                   ------         ------           ------         ------
                                                                        (In Thousands)
Interest income........................         $   444          $    518        $ 1,493        $   1,411
Allocated interest expense (1).........           2,192             3,537          7,790           10,311
                                                -------          --------        -------        ---------
Net interest expense...................          (1,748)           (3,019)        (6,297)          (8,900)
                                                -------          --------        -------        ---------

Loan and lease servicing fee income ...             (29)              202            177              650
Rental income on operating leases, net.           1,856             3,353          6,841            6,845
Other income...........................               3                12             13               38
                                                -------          --------        -------        ---------
                                                  1,830             3,567          7,031            7,533
Other operating expenses...............             403               496          1,367            1,445
                                                -------          --------        -------        ---------
(Loss) income before taxes.............            (321)               52           (633)          (2,812)
                                                -------          --------        -------        ---------
Reserve for discontinued operations ...             456                 -            858                -
Income tax provision  (benefit)........             135                21            225           (1,076)
                                                -------          --------        -------        ---------
Income from discontinued operations....         $     -          $     31        $     -        $  (1,736)
                                                =======          ========        =======        =========

(1) Allocated interest expense based on the Company's annual average wholesale borrowings rate which was 5.66% and 6.45% for the three months ended September 30, 2001and 2000, respectively, and 5.97% and 6.22% for the nine months ended September 30, 2001 and 2000, respectively.


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

         Currently, WSFS has an economic ownership of 28% in C1FN. WSFS, the single largest shareholder in C1FN retains control of C1FN through a voting trust and therefore consolidates the results of C1FN into the operating results of WSFS. WSFS will continue to have control until everbank.com(TM) obtains a separate banking charter at which time, this investment will then be accounted for under the equity method.

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

     The following depicts the change in fair market value of the interest rate cap:


                                                  For the nine months ended
                        ---------------------------------------------------------------------------------
                                        2001                                      2000
                        --------------------------------------     --------------------------------------
                           at                         at              at                         at
                        January 1     Activity    September 30     January 1     Activity    September 30
                        ---------     --------    ------------     ---------     --------    ------------
                                                         (In Thousands)
Intrinsic value (1)      $  193       $ (190)      $    3(1)       $ 2,813       $  (979)      $1,834(1)
Time value (2)            1,804         (259)(2)    1,545            2,131          (250)(2)    1,881
                         ------       ------       ------          -------       -------       ------

Total                    $1,997       $ (449)      $1,548          $ 4,944       $(1,229)      $3,715
                         ======       ======       ======          =======       =======       ======

(1)  Included in other comprehensive income, net of taxes.
(2) Included in interest expense on the hedged item (trust preferred borrowings).


      An additional provision of SFAS 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading at the date of adoption. Accordingly, the corporation reclassified $131.0 million in investments and mortgage-backed securities from held-to-maturity to available-for-sale and recorded an unrealized loss of $2.4 million, net of tax. Of the $131.0 million transferred, $55.4 million was sold at a loss of $1.3 million, net of tax, during the first quarter of 2000, the quarter of adoption. In accordance with SFAS No. 133, this loss was included in the statement of operations as a cumulative effect of a change in accounting principle.

6.   TAXES ON INCOME

    The Corporation accounts for income taxes in accordance with SFAS No. 109, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has assessed allowances on the deferred income taxes due to limitations imposed by the Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.

    The Internal Revenue Service (IRS) is examining the Company's U.S. income tax returns for the periods ended December 31, 1995 through 1999. In October 2001, the IRS issued a Notice of Proposed Adjustment related to the utilization of certain net operating loss carryovers. The Corporation intends to appeal this Notice. Management believes adjustments, if any, which may be required will not be material to the financial statements.

    Income taxes have been settled with the IRS for all years through 1994.

7.  COMPREHENSIVE INCOME

     The following schedule depicts other comprehensive income as required by SFAS No. 130:

                                                             For the three months                   For the nine months
                                                              ended September 30,                   ended September 30,
                                                       ------------------------------          ---------------------------
                                                           2001              2000                 2001               2000
                                                           ----              ----                 ----               ----
Net income .............................................  $ 5,503           $ 4,069             $ 13,929           $ 10,573

Other Comprehensive Income:

Net unrealized holding gains (losses) on securities
    available-for-sale arising during the period........    1,569             1,550                3,443               (414)

Net unrealized holding losses arising during the
    period on derivatives used for cash flow hedge......     (535)             (455)                (124)              (636)

Reclassification for gains included in income...........        -                 -                    -              1,528
                                                          -------           -------             --------           --------
Total comprehensive income, before other comprehensive
  income that resulted from the cumulative effect of a
  change in accounting principle........................    6,537             5,164               17,248             11,051

Net unrealized gain on derivatives used for cash flow
  hedging as a result of adopting SFAS No. 133..........        -                 -                    -              1,828
                                                          -------           -------             --------           --------

Total comprehensive income..............................  $ 6,537           $ 5,164             $ 17,248           $ 12,879
                                                          =======           =======             ========           ========


8.   SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Corporation has three operating segments in 2001: WSFS, C1FN and WNF. C1FN and WNF are not wholly-owned, but are majority-controlled subsidiaries that started operating in 1999. As majority controlled subsidiaries, they are included in consolidated financial statements, including segment reporting.

         The operations of WCC, which provided auto loans and leases indirectly through unrelated auto dealerships within the mid-atlantic region, were discontinued in 2000. The segment information for 2000 has been restated.

         The WSFS segment provides financial products within its geographical footprint through its branch network to consumer and commercial customers.

         C1FN provides direct-to-customer marketing, servicing and Internet development and technology management for "branchless" financial services. WSFS and C1FN are engaged in a joint effort through a division of WSFS, everbank.com(TM), to provide Internet banking on a national level.

         WNF is engaged in sub-prime home equity lending. WNF expanded sales on a national level and now aggregates loans primarily through brokers and sells them to investors.

         Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 follow:


                                                                     For the Three Months Ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                   2001                                       2000
                                                 --------------------------------------      ---------------------------------------
                                                                                   (In Thousands)

                                                   WSFS      C1FN        WNF      Total       WSFS       C1FN      WNF      Total
                                                   ----      ----        ---      -----       ----       ----      ---      -----
External customer revenues:
     Interest income                             $ 26,339   $ 3,687   $ 1,022   $ 31,048   $ 29,548   $  2,665   $   89   $ 32,302
     Other income                                   5,300       813     5,599     11,712      4,295        240    1,447      5,982
                                                 --------   -------   -------   --------   --------   --------   ------   --------
Total external customer revenues                   31,639     4,500     6,621     42,760     33,843      2,905    1,536     38,284
                                                 --------   -------   -------   --------   --------   --------   ------   --------
Intersegment revenues:
     Interest income                                  526         -         7        533          -          -      335        335
     Other income                                     120         -         -        120         66          -        -         66
                                                 --------   -------   -------   --------   --------   --------   ------   --------
Total Intersegment revenues                           646         -         7        653         66          -      335        401
                                                 --------   -------   -------   --------   --------   --------   ------   --------

Total revenue                                      32,285     4,500     6,628     43,413     33,909      2,905    1,871     38,685

External customer expenses:
     Interest expense                              12,535     2,463         -     14,998     15,038      1,935      278     17,251
     Other expenses                                11,576     2,756     4,008     18,340     11,173      2,169    2,164     15,506
     Other depreciation and amortization              787       116        92        995        740        145       58        943
                                                 --------   -------   -------   --------   --------   --------   ------   --------
Total external customer expenses                   24,898     5,335     4,100     34,333     26,951      4,249    2,500     33,700
                                                 --------   -------   -------   --------   --------   --------   ------   --------
Intersegment expenses:
     Interest expense                                   7         -       526        533        335          -        -        335
     Other expenses                                     -       120         -        120          6         60        -         66
                                                 --------   -------   -------   --------   --------   --------   ------   --------
Total Intersegment expenses                             7       120       526        653        341         60        -        401
                                                 --------   -------   -------   --------   --------   --------   ------   --------

Total expenses                                     24,905     5,455     4,626     34,986     27,292      4,309    2,500     34,101

Income (loss) before taxes and extraordinary
  item                                           $  7,380   $  (955)  $ 2,002   $  8,427   $  6,617   $ (1,404)  $ (629)  $  4,584
                                                 --------   -------   -------   --------   --------   --------   ------   --------

Provision for income taxes                                                         2,807                                     1,326
Income from discontinued operations, net of taxes                                      -                                        31
Minority Interest                                                                    117                                      (780)
                                                                                --------                                   -------
Consolidated net income                                                         $  5,503                                   $ 4,069
                                                                                --------                                   -------


                                                                     For the Nine Months Ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                   2001                                       2000
                                                 --------------------------------------      ---------------------------------------
                                                                                   (In Thousands)

                                                   WSFS      C1FN        WNF      Total       WSFS       C1FN      WNF      Total
                                                   ----      ----        ---      -----       ----       ----      ---      -----
External customer revenues:
     Interest income                            $  78,285  $ 10,985   $ 2,411  $   91,681   $  92,113  $  4,346  $   554 $   97,013
     Other income                                  14,443     2,100    13,268      29,811      10,230       415    2,450     13,095
                                                ---------  --------   -------  ----------   ---------  --------  ------- ----------
Total external customer revenues                   92,728    13,085    15,679     121,492     102,343     4,761    3,004    110,108
                                                ---------  --------   -------  ----------   ---------  --------  ------- ----------

Intersegment revenues:
     Interest income                                1,475         -        55       1,530           -         -       62         62
     Other income                                     360         -         -         360         195         -        -        195
                                                ---------  --------   -------  ----------   ---------  --------  ------- ----------
Total Intersegment revenues                         1,835         -        55       1,890         195         -       62        257
                                                ---------  --------   -------  ----------   ---------  --------  ------- ----------

Total revenue                                      94,563    13,085    15,734     123,382     102,538     4,761    3,066    110,365

External customer expenses:
     Interest expense                              37,850     7,733         2      45,585      44,896     3,149      379     48,424
     Other expenses                                35,709     7,750    10,345      53,804      32,345     5,540    5,075     42,960
     Other depreciation and amortization            2,338       309       236       2,883       2,132       350      123      2,605
                                                ---------  --------   -------  ----------   ---------  --------  ------- ----------
Total external customer expenses                   75,897    15,792    10,583     102,272      79,373     9,039    5,577     93,989
                                                ---------  --------   -------  ----------   ---------  --------  ------- ----------

Intersegment expenses:
     Interest expense                                  55         -     1,475       1,530          62         -        -         62
     Other expenses                                     -       360         -         360          15       180        -        195
                                                ---------  --------   -------  ----------   ---------  --------  ------- ----------
Total Intersegment expenses                            55       360     1,475       1,890          77       180        -        257
                                                ---------  --------   -------  ----------   ---------  --------  ------- ----------

Total expenses                                     75,952    16,152    12,058     104,162      79,450     9,219    5,577     94,246

Income (loss) before taxes and extraordinary
   item                                         $  18,611  $ (3,067)  $ 3,676  $   19,220   $  23,088  $ (4,458) $(2,511) $  16,119
                                                ---------  --------   -------  ----------   ---------  --------  -------  ---------

Provision for income taxes                                                          6,673                                     5,421
Loss from discontinued operations, net of taxes                                         -                                    (1,736)
Minority Interest                                                                  (1,382)                                   (2,867)
Cumulative effect of change in accounting
  principle                                                                             -                                    (1,256)
                                                                               ----------                                ----------
Consolidated net income                                                        $   13,929                                $   10,573
                                                                               ----------                                ----------

Segment assets                                 $1,572,993 $ 295,261  $ 52,162  $1,920,416  $1,632,384  $157,243 $ 20,383 $1,810,010
Elimination intersegment receivables                                              (57,250)                                  (28,038)
                                                                               ----------                                ----------
Consolidated assets                                                            $1,863,166                                $1,781,972
                                                                               ==========                                ==========

Capital expenditures                           $    1,196 $     484  $    436  $    2,116  $    2,616  $    559 $    304 $    3,479


                           WSFS FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



GENERAL

         WSFS Financial Corporation (Company or Corporation) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (WSFS). The long-term goal of the Corporation is to maintain its status as a high-performing financial services company by focusing on its core banking business while developing unique profitable niches in complementary businesses which may operate outside the WSFS geographical footprint. Founded in 1832, WSFS is one of the oldest financial institutions in the country. It has operated under the same name and charter serving the residents of Delaware for over 169 years. WSFS is the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the mid-atlantic region of the United States which is characterized by a diversified manufacturing and service economy.

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

         Fully owned subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; and 838 Investment Group, Inc., which markets various insurance products and securities through the WSFS branch system. An additional subsidiary, Star States Development Company, is currently inactive.

         On December 21, 2000, the Board of Directors approved plans to discontinue the operations of WCC and as a result, has exited the indirect auto leasing business. As discussed in Note 3 of the financial statements, the results of WCC are presented as discontinued operations, retroactively restated for all periods presented.

         In addition, WSFS has majority control of two nonwholly-owned subsidiaries, CustomerOne Financial Network (C1FN) and Wilmington National Finance, Inc. (WNF). See Note 4 of the financial statements within, for a further discussion.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    Financial Condition

    Total assets increased $123.9 million during the first nine months of 2001 to $1.863 billion at September 30, 2001. Asset growth included $75.4 million in net loans, (including held for sale). This included increases of $27.1 million in commercial real estate, $21.6 million in consumer loans and $16.3 million in commercial loans. Residential loans, excluding loans held-for-sale, decreased by $9.6 million reflecting management's continued strategy to change the mix of loans to higher margin relationships. Loans held-for-sale increased $20.4 million, the result of higher volume at WNF. In addition, investment securities and short-term investments increased $55.4 million while mortgage-backed securities increased $49.0 million. The increase in investment securities and short-term investments was the result of placing available funds in liquid investments until they can be re-directed into higher yielding assets or used for other corporate purposes. These increases were partially offset by decreases of $59.7 million in net assets of discontinued operations, the effect of maturities and repayments of loans and leases at the Corporation's wholly owned indirect leasing subsidiary, WCC. In addition, stock in the Federal Home Loan Bank of Pittsburgh (FHLB) decreased by $7.0 million, mainly due to redemptions.

    Total liabilities increased $124.7 million between December 31, 2000 and September 30, 2001, to $1.761 billion. Total retail deposits increased $140.4 million, including an increase of $102.9 million at C1FN/everbank. Deposits at C1FN totaled $286.1 million or approximately 26% of the Corporations retail deposit base. The remaining increase of $37.5 million in retail deposits occurred at WSFS, mainly in core deposit relationships (demand deposits, money market and savings accounts). This reflects management's continued strategy to increase core deposit relationships. Partially offsetting this increase was a $113.8 million decline in brokered deposits, due to maturities. During the first nine months of 2001 the Corporation replaced this funding source with borrowings from the FHLB, which increased $80.0 million and the previously mentioned core deposit growth.


Capital Resources

    Stockholders' equity increased $440,000 between December 31, 2000 and September 30, 2001. This increase reflects net income of $13.9 million for the first nine months of 2001. In addition, other comprehensive income increased $3.3 million. These increases were partially offset by the purchase of 1,052,400 treasury shares for $15.8 million ($15.00 per share average). At September 30, 2001, the Corporation held in its treasury 5,677,169 shares of its common stock at a cost of $70.3 million.

    The following table presents the WSFS consolidated capital position relative to the minimum regulatory requirements as of September 30, 2001 (dollars in thousands):

                                                                                                      To be Well-Capitalized
                                                  Consolidated                  For Capital           Under Prompt Corrective
                                                  Bank Capital               Adequacy Purposes           Action Provisions
                                             -----------------------    --------------------------   -------------------------
                                                               % of                       % of                      % of
                                              Amount          Assets      Amount         Assets       Amount       Assets
                                              ------          ------      ------         ------       ------       ------
Total Capital
  (to Risk-Weighted Assets) ........         $146,577          12.06%     $97,269         8.00%      $121,587      10.00%
Core Capital (to Adjusted
  Tangible Assets)..................          137,041           7.34       74,632         4.00         93,290       5.00
Tangible Capital (to Tangible
  Assets) ..........................          137,041           7.34       27,987         1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          137,041          11.27          N/A          N/A         72,952       6.00


    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as WSFS must at a minimum maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the WSFS' financial statements. At September 30, 2001 WSFS was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

    Liquidity

    In accordance with Thrift Bulletin 77, the OTS requires institutions, such as WSFS to maintain adequate liquidity to assure safe and sound operation. At September 30, 2001, WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 11.1% compared to 6.4% at December 31, 2000. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be maintained through the use of its borrowing capacity at the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans and other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.


                                                                    September 30,                 December 31,
                                                                        2001                          2000
                                                                        ----                          ----
                                                                               (Dollars in Thousands)

Nonaccruing loans:
     Commercial ..............................................      $    2,447                    $    2,766
     Consumer ................................................             285                           383
     Commercial mortgage .....................................           2,906                         2,272
     Residential mortgage ....................................           2,907                         2,704
     Construction ............................................             354                           210
                                                                    ----------                    ----------

Total nonaccruing loans ......................................           8,899                         8,335
Assets acquired through foreclosure ..........................             533                           630
                                                                    ----------                    ----------

Total nonperforming assets ...................................      $    9,432                    $    8,965
                                                                    ==========                    ==========
Past due loans:
     Residential mortgages ...................................      $      300                    $      449
     Commercial and commercial mortgages .....................           1,215                           790
     Consumer .............................................                 99                           199
                                                                    ----------                    ----------

Total past due loans .........................................      $    1,614                    $    1,438
                                                                    ==========                    ==========
Ratios:
     Nonperforming loans to total loans (1) ..................            0.88%                         0.87%
     Allowance for loan losses to total gross
        Loans (1).............................................            2.11                          2.22
     Nonperforming assets to total assets ....................             .51                           .52
     Loan loss allowance to nonaccruing loans (2).............          234.03                        248.81
     Loan and foreclosed asset allowance to total
       Nonperforming assets (2) ..............................          223.27                        234.01


(1)   Total loans exclude loans held for sale.
(2)   The applicable allowance represents general valuation allowances only.

     Nonperforming assets increased $467,000 between December 31, 2000 and September 30, 2001. During the third quarter of 2001 a $1.1 million commercial mortgage loan was placed on nonaccrual status. The net increase in nonaccruing loans was $564,000 between December 31, 2000 and September 30, 2001. An analysis of the change in the balance of nonperforming assets is presented on the following page.



Analysis of change in nonperforming assets:
                                                                     Nine Months Ended              Year Ended
                                                                   September 30, 2001           December 31, 2000
                                                                   --------------------         -----------------
                                                                                     (In Thousands)
Beginning balance.........................................               $   8,965                  $    8,159
     Additions ...........................................                   5,230                       8,332
     Collections/sales ...................................                  (2,631)                     (4,323)
     Transfers to accrual/restructured status.............                  (1,169)                     (1,227)
     Charge-offs / write-downs............................                    (963)                     (1,976)
                                                                         ---------                   ---------

Ending balance............................................               $   9,432                   $   8,965
                                                                         =========                   =========


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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management. Interest rate-sensitive assets of the Corporation exclude cash flows that relate to the discontinued operations (WCC), however, funding of $142 million for these assets have been included. At September 30, 2001, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitive gap) by $10.5 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 98.77% at September 30, 2001 compared to 75.88% at December 31, 2000. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased to a negative .56% at September 30, 2001 from a negative 12.66% at December 31, 2000. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk.

         Market risk is the risk of loss from adverse changes in the market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of assets minus liabilities, plus or minus off-balance sheet contracts, divided by the net present value of assets. The chart on the following page shows the estimated impact of immediate changes in interest rates on net interest margin and the net portfolio value ratio at the specified levels at September 30, 2001 and 2000, calculated in compliance with Thrift Bulletin No. 13A:

                                         September 30,
                  --------------------------------------------------------------
                               2001                          2000
                  --------------------------------------------------------------
    Change in      % Change in                    % Change in
  Interest Rate    Net Interest   Net Portfolio   Net Interest   Net Portfolio
 (Basis Points)     Margin (1)    Value Ratio(2)   Margin (1)    Value Ratio (2)

      +300              7%           8.68%            7%             6.01%
      +200              4%           8.72%            4%             6.17%
      +100              2%           8.79%            2%             6.37%
         0              0%           8.86%            0%             6.57%
      -100             -2%           8.84%           -2%             6.83%
      -200             -5%           8.89%           -4%             7.28%
      -300             -7%           8.92%           -6%             7.98%


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

COMPARISON FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Results of Operations

         The Corporation recorded net income of $5.5 million or $.58 per diluted share for the third quarter of 2001. This compares to $4.1 million or $.39 per diluted share for the same quarter last year. Financial results for the third quarter of 2000 included income from discontinued operations of $31,000, net of taxes. Income from continuing operations for the three months ended September 30, 2000 was $4.0 million or $.39 per diluted share.

         The strong results for the third quarter of 2001 are due primarily to the growth in net interest income, which increased $1.0 million between quarters. This increase reflects deposit growth affected by a continued declining rate environment offset, in part, by slightly lower yields on the reverse mortgage portfolio. In addition financial results were favorably affected by the significantly improved performance of WNF which earned $720,000, after tax, for the quarter compared to an after tax loss of $393,000 for the third quarter of last year.

         Net income for the nine months ended September 30, 2001 was $13.9 million or $1.42 per diluted share. This compares to $10.6 million or $.98 per share for the comparable period last year. Financial results for the first nine months of 2000 included an after tax charge of $1.7 million for losses from discontinued operations. Income from continuing operations for the nine months ended September 30, 2000 was $12.3 million or $1.14 per diluted share.

         The increase in net income for the nine months ended September 30, 2001 compared to the same period in 2000 reflect $1.7 million in net income from WNF compared to an after tax loss of $1.3 million for the same period of 2000. In addition, the results for the nine months ended September 30, 2000 included a $4.7 million pretax loss on the sale of $127 million in securities and loans as part of the Company's deleveraging program. Net income growth between periods was partially offset by a $2.5 million decline in net interest income. Net interest income was affected by reverse mortgage income, which decreased $7.2 million between comparable periods due to considerably larger yield adjustments recorded in the first nine months of 2000. Reverse mortgage yields can vary significantly between periods as they are affected by actual and estimated housing prices and the timing of cash flows. The reverse mortgage impact on net interest income was partially offset by deposit growth and the declining interest rate environment. Earnings for the nine months ended September 30, 2001 also included a $1.1 million pretax charge for the exiting of six in-store branches in southeastern Pennsylvania.

Net Interest Income

     The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                    Three Months Ended September 30,
                                            -------------------------------------------------------------------------------
                                                             2001                                       2000
                                            -------------------------------------------------------------------------------
                                            Average                       Yield/         Average                    Yield/
                                            Balance        Interest       Rate(1)        Balance       Interest     Rate(1)
                                            -------        --------       -------        --------      --------     -------
                                                                        (Dollars in thousands)
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)...............  $  650,460    $  12,371       7.61%        $   631,118    $  13,047      8.27%
     Commercial loans ...................     164,580        2,978       7.76             126,292        2,579      8.88
     Consumer loans......................     191,494        4,307       8.92             168,987        4,226      9.65
                                           ----------    ---------                    -----------    ---------
       Total loans.......................   1,006,534       19,656       7.93             926,397       19,852      8.70
Mortgage-backed securities (5)...........     396,079        5,777       5.83             376,969        6,610      7.01
Loans held-for-sale (3)..................      39,560        1,120      11.32              15,459          432     11.18
Investment securities (5)................      16,147          290       7.16              54,773          883      6.45
Investment in reverse mortgages..........      35,058        3,324      37.93              34,481        3,742     43.41
Other interest-earning assets ...........      77,373          881       4.52              40,201          783      7.75
                                           ----------    ---------                    -----------    ---------
     Total interest-earning assets.......   1,570,751       31,048       7.98           1,448,280       32,302      9.00
Allowance for loan losses................     (21,657)                                    (22,475)
Cash and due from banks..................      84,424                                      53,858
Net assets of discontinued operations....     150,537                                     226,569
Other noninterest-earning assets.........      54,199                                      45,070
                                           ----------                                 -----------
     Total assets........................  $1,838,254                                 $ 1,751,302
                                           ==========                                 ===========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand....................  $  313,281        2,118       2.68        $    190,313        2,017      4.22
     Savings.............................     310,820        1,720       2.20             278,351        2,878      4.11
     Retail time deposits ...............     306,170        3,795       4.92             280,604        3,598      5.10
     Jumbo certificates of deposits .....      35,885          407       4.50              27,725          374      5.37
     Brokered certificates of deposit....      34,283          571       6.61             189,679        3,220      6.75
                                           ----------    ---------                    -----------    ---------
       Total interest-bearing deposits...   1,000,439        8,611       3.41             966,672       12,087      4.97
FHLB of Pittsburgh advances..............     417,033        5,887       5.60             347,804        5,321      6.09
Trust preferred borrowings...............      50,000        1,280      10.16              50,000        1,142      8.94
Other borrowed funds.....................      99,972        1,412       5.65             142,207        2,238      6.20
Cost of funding discontinued operations..                   (2,192)                                     (3,537)
                                           ----------    ---------                    -----------    ---------
     Total interest-bearing liabilities..   1,567,444       14,998       3.83           1,506,683       17,251      4.58
                                                         ---------                                   ---------
Noninterest-bearing demand deposits......     145,506                                     122,276
Other noninterest-bearing liabilities....      21,629                                      21,561
Minority interest .......................       4,484                                       3,190
Stockholders' equity.....................      99,191                                      97,592
                                           ----------                                 -----------
     Total liabilities and stockholders'
        equity...........................  $1,838,254                                 $ 1,751,302
                                           ==========                                 ===========
Excess (deficit) of interest-earning
     assets over interest-bearing
     liabilities.........................  $    3,307                                 $   (58,403)
                                           ==========                                 ===========
Net interest and dividend income.........               $   16,050                                 $    15,051
                                                        ==========                                 ===========

Interest rate spread.....................                                4.15%                                      4.42%
                                                                         ====                                       ====
Net interest margin......................                                4.16%                                      4.24%
                                                                         ====                                       ====

Net interest and dividend income to
     total average assets................                                3.55%                                      3.50%
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

                                                                    Nine Months Ended September 30,
                                            -------------------------------------------------------------------------------
                                                             2001                                       2000
                                            -------------------------------------------------------------------------------
                                            Average                       Yield/         Average                    Yield/
                                            Balance        Interest       Rate(1)        Balance       Interest     Rate(1)
                                            -------        --------       -------        --------      --------     -------
                                                                        (Dollars in thousands)
Assets
Interest-earning assets:
Loans (2)(3):
     Real estate loans (4)............... $  639,799    $  37,885       7.90%        $   618,717    $  38,104      8.21%
     Commercial loans ...................    155,511        8,934       8.30             120,464        7,257      8.85
     Consumer loans......................    181,445       12,644       9.32             163,800       12,001      9.79
                                          ----------    ---------                    -----------    ---------
       Total loans.......................    976,755       59,463       8.23             902,981       57,362      8.60
Mortgage-backed securities (5)...........    384,191       17,867       6.20             369,710       18,705      6.75
Loans held-for-sale (3)..................     33,591        2,613      10.37              15,211          850      7.45
Investment securities (5)................     20,062        1,094       7.27              47,691        2,433      6.80
Investment in reverse mortgages..........     34,066        8,258      32.32              32,641       15,461     63.16
Other interest-earning assets ...........     63,666        2,386       5.01              41,284        2,202      7.12
                                          ----------    ---------                    -----------    ---------
     Total interest-earning assets.......  1,512,331       91,681       8.16           1,409,518       97,013      9.26
                                                        ---------                                   ---------
Allowance for loan losses................    (21,611)                                    (22,580)
Cash and due from banks..................     74,492                                      53,665
Net assets of discontinued operations....    170,566                                     233,751
Other noninterest-earning assets.........     50,343                                      38,948
                                          ----------                                  ----------
     Total assets........................ $1,786,121                                  $1,713,302
                                          ==========                                  ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................... $  286,026        6,873       3.21          $  136,615        3,798      3.71
     Savings.............................    305,592        6,330       2.77             268,707        7,698      3.83
     Retail time deposits ...............    304,178       11,657       5.12             274,815        9,958      4.84
     Jumbo certificates of deposits .....     34,033        1,285       5.05              31,848        1,334      5.60
     Brokered certificates of deposit....     78,309        3,940       6.73             159,421        7,719      6.47
                                          ----------    ---------                     ----------    ---------

       Total interest-bearing deposits     1,008,138       30,085       3.99             871,406       30,507      4.68
FHLB of Pittsburgh advances..............    368,399       15,991       5.80             410,290       17,967      5.85
Trust preferred borrowings...............     50,000        3,048       8.04              50,000        3,520      9.25
Other borrowed funds.....................     96,554        4,251       5.87             144,903        6,741      6.20
Cost of funding discontinued operations..                  (7,790)                                    (10,311)
                                          ----------    ---------                     ----------    ---------
Total interest-bearing liabilities.......  1,523,091       45,585       3.99           1,476,599       48,424      4.37
                                                        ---------                     ----------    ---------
Noninterest-bearing demand deposits......    138,357                                     118,657
Other noninterest-bearing liabilities....     19,804                                      17,063
Minority interest .......................      4,829                                       3,997
Stockholders' equity.....................    100,040                                      96,986
                                          ----------                                  ----------
     Total liabilities and stockholders'
        equity........................... $1,786,121                                  $1,713,302
                                          ==========                                  ==========
Deficit of interest-earning assets over
     interest-bearing liabilities........ $  (10,760)                                 $  (67,081)
                                          ==========                                  ==========
Net interest and dividend income.........              $   46,096                                   $  48,589
                                                       ==========                                   =========

Interest rate spread.....................                               4.17%                                      4.89%
                                                                        ====                                       ====
Net interest margin......................                               4.14%                                      4.68%
                                                                        ====                                       ====
Net interest and dividend income to
     total average assets................                               3.50%                                      3.85%
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

     Net interest income for the three months ended September 30, 2001 increased $1.0 million compared to the same period in 2000. However, the net interest margin for the three months ended September 30, 2001 was 4.16% compared to 4.24% in the third quarter of 2000, as total interest-earning assets averaged $122.5 million more in 2001. Total interest income decreased $1.3 million between comparable quarters. While the average assets increased from the third quarter of 2000, yields in most asset categories decreased significantly due to a series of Federal Reserve rate decreases. The yield on interest earning assets declined 102 basis points between comparable quarters, decreasing from 9.00% in 2000 to 7.98% in 2001, as short-term and maturing assets were replaced at lower rates. Total interest expense for the three months ended September 30, 2001 decreased $2.3 million compared to the third quarter of 2000. The decrease was mainly the result of the lower deposit yields resulting from the series of Federal Reserve interest rate decreases and the maturities of higher yielding brokered CDs. The yield on interest-bearing liabilities declined 75 basis points between periods.

     Net interest income for the nine months ended September 30, 2001 decreased $2.5 million compared to the same period in 2000. The decrease was due primarily to $8.2 million in additional interest income adjustments in the reverse mortgage portfolio in 2000, which yielded 63.16% in 2000 compared to 32.32% in 2001. Management expects the long-term yield of reverse mortgages in the future to be closer to 25%. However, as in the past, returns on reverse mortgages can vary significantly between periods as they are affected by actual and estimated housing prices and the timing of cash flows. The net interest margin for the nine months ended September 30, 2001 was 4.14%, compared to 4.68% for the nine months ended September 30, 2000. Total interest income decreased $5.3 million between comparable periods. This change is attributed to the previously mentioned reverse mortgage adjustment, partially offset by the increase in average loans and loans-held-for-sale of $92.2 million. Total interest expense decreased $2.8 million in comparing the nine months ended September 30, 2001 with the same period in 2000. The decrease was a result of the lower cost of deposits and borrowings due to the series of Federal Reserve interest rate reductions and a decrease in average borrowings of $90.2 million from September 30, 2000. This was offset partially by an increase in average interest-bearing deposits of $136.7 million between comparable periods, however higher yielding brokered CDs actually decreased by $81.1 million, while money market and interest-bearing demand accounts increased on average by $149.4 million. Savings deposits also increased $36.9 million between 2000 and 2001. The yield on interest-bearing liabilities decreased 38 basis points between comparable periods.

     Allowance for Loan Losses

     The Corporation maintains allowances for loan losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios which include factors such as the identification of adverse situations that may affect the borrower's ability to repay, a review of overall portfolio quality, prior loss experience and an assessment of current and expected economic conditions. Changes in economic conditions and economic prospects of debtors can occur quickly, and as a result, impact the estimates made by management.

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                                          Nine Months Ended             Nine Months Ended
                                                                          September 30, 2001            September 30, 2000
                                                                          ------------------            ------------------
                                                                                      (Dollars in Thousands)
Beginning balance ............................................                 $21,423                         $22,223
Provision for loan losses ....................................                   1,591                             672
Balance at acquisition for purchased credit card portfolio....                       -                             175

Charge-offs:
     Residential real estate .................................                      99                             125
     Commercial real estate (1) ..............................                     195                             156
     Commercial...............................................                     706                             507
     Consumer ................................................                     765                             775
                                                                               -------                         -------
        Total charge-offs.....................................                   1,765                           1,563
                                                                               -------                         -------
Recoveries:
     Residential real estate .................................                       1                               5
     Commercial real estate (1) ..............................                      61                             243
     Commercial ..............................................                      88                              57
     Consumer.................................................                     102                             280
                                                                               -------                         -------
        Total recoveries .....................................                     252                             585
                                                                               -------                         -------

Net charge-offs ..............................................                   1,513                             978
                                                                               -------                         -------
Ending balance................................................                 $21,501                         $22,902
                                                                               =======                         =======
Net charge-offs to average gross loans
  outstanding, net of unearned income (2).....................                    0.21%                           0.14%
                                                                               =======                         =======



(1)  Includes commercial mortgages and construction loans.
(2)  Ratio for the nine months ended September 30, 2001 and 2000 is annualized.


      Other Income

         Other income for the three months ended September 30, 2001 was $11.7 million compared to $6.0 million for the third quarter of 2000. This improvement was mainly due to a $4.3 million increase in gains on the sale of loans, which was predominantly attributable to WNF. Credit/debit card and ATM income grew $532,000 due to the continued expansion of WSFS' ATM network and customer card usage. Deposit service charges increased $344,000 in 2001, in comparison to the corresponding period in 2000, mainly due to a 22% increase in retail deposits.

         Other income for the nine months ended September 30, 2001 was $29.8 million compared to $13.1 million for the same period in 2000. Consistent with the quarter, this improvement was mainly due to a $10.8 million increase in gains on the sale of loans, which was mainly attributable to WNF. In addition, there were no securities losses during the first nine months of 2001 compared to a $2.3 million loss during the first nine months of 2000. Credit/debit card and ATM income grew $1.5 million due to the continued expansion of WSFS' ATM network and customer card usage. Deposit service charges increased $1.3 million in 2001, in comparison to the corresponding period in 2000, mainly due to increased retail deposits.

Other Expenses

      Other expenses for the quarter ended September 30, 2001 were $18.6 million or $2.4 million above the third quarter of 2000. This increase was mainly due to expected higher expenses from the Corporation's two newer initiatives, WNF and C1FN. These two subsidiaries added $2.4 million in additional expenses to the consolidated results compared to the third quarter of 2000. Excluding these two initiatives, expenses were relatively flat in the third quarter of 2001 in comparison to the same period in the prior year.

      Other expenses for the nine months ended September 30, 2001 were $55.1 million compared to $44.9 million for the same period of 2000. This increase, as previously discussed for the quarter, was mainly due to higher expenses from the Corporation's two newer initiatives, WNF and C1FN. These two subsidiaries added $7.5 million in additional expenses to the consolidated results compared to the first nine months of 2000. In addition, other expenses for the nine months ended September 30, 2001 included a non-cash charge of $1.1 million in connection with a planned exit of six in-store branch offices in southeastern Pennsylvania.

Income Taxes

      The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the three and nine months ended September 30, 2001 of $2.8 million and $6.7 million, respectively, compared to an income tax provision of $1.3 million and $4.3 million, respectively, for the comparable periods of 2000. The effective tax rates for the three and nine months ended September 30, 2001 were 34% and 33%, respectively, compared to 25% for each of the comparable periods in 2000. Excluding the impact of the loss from discontinued operations, the effective rates for the three and nine months ended September 30, 2000 were 25% and 27%, respectively. The effective rates for the three and nine months ended September 30, 2001 have increased from the comparable periods of 2000 primarily due to certain reductions in the deferred tax valuation allowances made in 2000 that are not applicable in 2001. For 2001, management has determined that the remaining portion of deferred tax valuation allowances are appropriate with regards to the current IRS examination.

       The effective tax rates in the financial statements reflect the recognition of certain tax benefits, including the acquisition and subsequent merger of a reverse mortgage lender into the Corporation; and the fifty-percent interest income exclusion on an ESOP loan.

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

         In addition, at January 1, 2000 the difference between the fair value and carrying value of $1.8 million, net of tax, relating to an interest rate cap is included in comprehensive income as a cumulative change in accounting principle.


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

         The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no impact on earnings, financial condition, or equity as a result of the adoption of Statement No. 141.

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

         The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management has not fully assessed the impact of adopting this standard, however, management does not expect a material impact on earnings, financial condition, or equity upon adoption of Statement No. 142.

         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, to earnings, financial condition or equity upon adoption of this statement.

         In August 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management has not yet determined the impact, if any, to earnings, financial condition or equity upon adoption of this statement.

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



                                       WSFS FINANCIAL CORPORATION





Date:  November 9, 2001                /s/     MARVIN N. SCHOENHALS
                                       -----------------------------------------
                                               Marvin N. Schoenhals
                                             Chairman, President and
                                             Chief Executive Officer






Date:  November 9, 2001                /s/        MARK A. TURNER
                                       -----------------------------------------
                                                  Mark A. Turner
                                              Chief Operating Officer
                                            and Chief Financial Officer