Form 10-K
period 2001-12-31
WSFS FINANCIAL CORP
filed 2002-03-28
CIK 828944

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the Nasdaq National Marketsm as of March 15, 2002 was $105,270,842. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 5% of the outstanding shares.

   As of March 15, 2002, there were issued and outstanding $9,116,542 shares of the registrant's common stock.

                         -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2002 are incorporated by reference in Part III hereof.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                     Part I
                                                                                               Page

Item 1.   Business  ...................................................................          3

Item 2.   Properties  .................................................................         22

Item 3.   Legal Proceedings............................................................         25

Item 4.   Submission of Matters to a Vote of Security Holders..........................         25

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder  Matters.......         26

Item 6.   Selected Financial Data......................................................         27

Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................         28

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................         46

Item 8.   Consolidated Financial Statements and Supplementary Data.....................         47

Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................         98

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant...........................         98

Item 11.  Executive Compensation.......................................................         98

Item 12.  Security Ownership of Certain Beneficial Owners and Management...............         98

Item 13.  Certain Relationships and Related Transactions...............................         98


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............         99

          Signatures...................................................................        101

                                     PART I

Item 1. Business

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. These grandfathered powers have allowed WSFS to diversify its revenue sources to a greater extent than most savings banks. WSFS has served the residents of the Delaware Valley for 170 years. WSFS is the largest thrift institution headquartered in Delaware and among the three or four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The long-term goal of the Corporation is to maintain its high-performing financial services company status by focusing on its core banking business while occasionally developing profitable niches in highly-synergistic businesses that have a strategic fit.

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services. Lending activities are funded primarily with retail deposit services and borrowings. At December 31, 2001 there were 27 retail banking offices located in northern Delaware and southeastern Pennsylvania in which WSFS conducted banking operations. In January 2002 for strategic reasons, WSFS transferred 5 in-store branch offices that were outside of its core footprint to another financial institution. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC).

         The Corporation has two consolidated subsidiaries, WSFS and WSFS Capital Trust I. and no unconsolidated subsidiaries or off-balance sheet entities. Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; and 838 Investment Group, Inc., which markets various third party insurance products and securities through WSFS' branch system. An additional subsidiary, Star States Development Company (SSDC), is currently inactive. In addition to the wholly owned subsidiaries, the Corporation consolidates two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington National Finance, Inc. (WNF). (See the subsidiary discussion later in this section.)

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

INVESTMENT ACTIVITIES

         The Company's short-term investment portfolio is intended to provide collateral for borrowings and to meet liquidity requirements. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                           December 31,
                                              ---------------------------------------------------------------------------

                                                      2001                       2000                        1999
                                              ----------------------    ----------------------     ----------------------
                                                             Percent                  Percent                   Percent
                                                               of                       of                        of
                                              Amount         Assets     Amount         Assets      Amount        Assets
                                              ------       ---------    ------       ----------    ------      ----------
                                                                        (Dollars In Thousands)
Held-to-Maturity:

Corporate bonds ............................ $  1,372          0.1%     $  3,885          0.2%     $   6,855       0.4%
State and political subdivisions ...........   11,024          0.6        10,861          0.6          1,757       0.1
                                             --------          ---      --------          ---      ---------       ---
                                               12,396          0.7        14,746          0.8          8,612       0.5
Available-for-Sale:

U.S. Government and agencies ...............       --          --          1,893          0.1         28,436       1.6
Corporate bonds ............................    1,798          0.1        13,101          0.8             --        --
Other investments ..........................       --          --             --           --            425        --
                                             --------          ---      --------          ---      ---------       ---
                                                1,798          0.1        14,994          0.9         28,861       1.6
                                             --------          ---      --------          ---      ---------       ---

Short-term investments:

Federal funds sold and securities purchased
    under agreements to resell .............   65,779          3.4         3,500          0.2             --        --
Interest-bearing deposits in other banks (1)   28,360          1.5         7,318           .4          8,026        .5
                                             --------          ---      --------          ---      ---------       ---
                                               94,139          4.9        10,818          0.6          8,026       0.5
                                             --------          ---      --------          ---      ---------       ---
                                             $108,333          5.7%     $ 40,558          2.3%     $  45,499       2.6%
                                             ========          ===      ========          ===      =========       ===

(1) Interest-bearing deposits in other banks do not include deposits with a maturity greater than one year.

         WSFS purchased $75 million in U.S. Treasury bills and $306,000 in corporate bonds in 2001, all of which were classified as available-for-sale. In addition, there were sales of $644,000 in corporate bonds and $3 million in corporate bond calls, from which gains of $9,000 and losses of $5,000 were realized. The remainder of the changes in 2001 resulted from repayments and maturaties. In 2000, WSFS purchased $14 million in corporate bonds and $12 million in U.S. Government securities, all of which were classified as available-for-sale, and $9 million in municipal bonds which were classified as held-to-maturity. There was also a $2 million corporate bond which was reclassified from held-to-maturity to available-for-sale in 2000 with the adoption of SFAS No. 133 (see Note 20 of the Financial Statements for further discussion). In addition, there were sales of U.S. Government securities during 2000 totaling $25 million and a $750,000 corporate call, from which gains of $18,000 and losses of $67,000, respectively, were realized. There was also a sale of $10 million in U.S. Government securities in January 2000, for which no loss was recorded in 2000 as these securities had been marked-to-market in 1999. In addition, the Company recognized a gain of $40,000 on the sale of common stock received from the demutualization of insurance companies of which WSFS was a policyholder. The remainder of the changes during 2000 resulted from repayments and maturities. In 1999, WSFS purchased $32 million in U.S. Government securities, and $2 million in corporate bonds, all classified as available-for-sale, and $2 million in corporate bonds which were initially classified as held-to-maturity but reclassified as available for sale in 2000. In addition, there were sales of $20 million in U.S. Government securities, also classified as available-for-sale. Losses of $9,000 were realized on the sales in 1999.

         The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2001. Substantially all of the related interest and dividends represent taxable income.

                                                                                  At December 31, 2001
                                                                                  --------------------
                                                                                  Amount        Yield
                                                                                  ------        ------
                                                                                  (Dollars in Thousands)
         Held-to-Maturity:

         Corporate bonds:
           Within one year....................................................... $     62          6.61%
           After one but within five years.......................................      312          6.00
           After five but within ten years.......................................      874          6.24
           After ten years.......................................................      124          7.52
                                                                                  --------

                                                                                     1,372          6.32
                                                                                  --------

         State and political subdivisions (1):
           After one but within five years.......................................    2,460          7.28
           After five but within ten years.......................................    3,527          7.32
           After ten years.......................................................    5,037          6.07
                                                                                  --------

                                                                                    11,024          6.74
                                                                                  --------

         Total debt securities, held-to-maturity.................................   12,396          6.69
                                                                                  --------

         Available-for-Sale:

         Corporate bonds:
           After one but within five years......................................       306          4.46
           After five but within ten years.......................................    1,492          9.88
                                                                                  --------
                                                                                     1,798          8.96
                                                                                  --------

         Total debt securities, available-for-sale...............................    1,798          8.96
                                                                                  --------

         Short-term investments:

           Federal funds sold and securities purchased under agreement to resell.   65,779          1.63
           Interest-bearing deposits in other banks..............................   28,360          1.21
                                                                                  --------

         Total short-term investments............................................   94,139          1.50
                                                                                  --------

                                                                                  $108,333          2.22%
                                                                                  ========

(1) Yields on state and political subdivisions are not calculated on a tax-equivalent basis since the effect would be immaterial.

         In addition to the foregoing investment securities, the Company has maintained an investment portfolio of mortgage-backed securities. In 2001, purchases of mortgage-backed securities, including collateralized mortgage obligations, totaled $281 million, all classified as available-for-sale. There were also sales of $4 million of mortgage-backed securities, which resulted in gains of $78,000. In 2000, purchases of mortgage-backed securities, including collateralized mortgage obligations, totaled $210 million, all of which were classified as available-for-sale. There were also sales of $195 million of mortgage-backed securities, as part of a deleveraging strategy, which resulted in net losses of $6.5 million. In addition there was a sale of $24 million in mortgage-backed securities in January 2000 for which a loss of $730,000 was recognized in 1999. Reductions in the other categories, for all years, were due to principal repayments.

         The following table sets forth the book value of mortgage-backed securities and their related weighted average contractual rates at the end of the last three fiscal years.


                                                                               December 31,
                                                ------------------------------------------------------------------------
                                                         2001                     2000                     1999
                                                -------------------       ------------------        --------------------
                                                                         (Dollars in Thousands)

                                                 Amount        Rate         Amount       Rate        Amount        Rate
                                                 ------        ----         ------       ----        ------        ----
Held-to-Maturity:

Collateralized mortgage obligations (1).....   $  31,889       6.89%      $  56,091      6.75%      $191,839       6.65%
FNMA........................................      18,355       5.57          24,908      6.05         31,065       6.23
FHLMC.......................................      20,041       5.70          26,664      6.04         33,036       6.15
GNMA .......................................           -          -               -         -            852       6.48
Other.......................................           -          -               -         -          2,033       5.31
                                               ---------       ----        --------      ----       --------       ----
                                               $  70,285       6.20%       $107,663      6.41%      $258,825       6.53%
                                               =========       ====        ========      ====       ========       ====

Available-for-Sale:

Collateralized mortgage obligations (2).....    $260,784       5.51%       $229,882      7.04%      $173,544       6.43%
FNMA........................................      15,276       5.45           1,141      7.25              -          -
FHLMC.......................................      15,138       4.84           1,032      7.76            143       6.61
GNMA........................................         241       6.89               -         -         15,237       5.40
                                                --------       ----        --------      ----       --------       ----
                                                $291,439       5.47%       $232,055      7.04%      $188,924       6.34%
                                               =========       ====        ========      ====       ========       ====

(1) Includes $21.3 million in private issues from Residential Funding Mortgage securities, Inc. with a fair market value of $21.8 million

(2) Includes $25.0 million and $10.0 million in private issues of Residential Funding Mortgage Securities, Inc. and Countrywide Funding Corp., respectively, all stated at their fair market value.

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

         The following table sets forth the composition of the Corporation's loan portfolio by type of loan at the dates indicated. Other than as disclosed below, the Company had no concentrations of loans exceeding 10% of total loans at December 31, 2001:

                                                                               December  31,
                                    ------------------------------------------------------------------------------------------------
                                           2001               2000                1999                 1998              1997
                                    ----------------    -----------------   -----------------    -----------------   ---------------
                                    Amount   Percent    Amount    Percent   Amount    Percent    Amount    Percent   Amount  Percent
                                   -------   -------    ------    -------   ------    -------    ------    -------   ------  -------
                                                                          (Dollars in Thousands)
Residential real estate (1).......  $487,845   43.7%   $440,136    45.7%    $393,243    45.7%    $291,110   39.4%   $287,349  39.1%
Commercial real estate:
Commercial mortgage...............   208,286   18.7%    190,707    19.8%     201,559    23.4%     226,063   30.6%    238,533  32.5%
Construction......................    48,002    4.3%     30,183     3.1%      21,561     2.5%      11,642    1.5%     12,553   1.7%
                                  ----------  -----    --------   -----     --------   -----     --------  -----    -------- -----
  Total commercial real estate....   256,288   23.0%    220,890    22.9%     223,120    25.9%     237,705   32.1%    251,086  34.2%
Commercial........................   197,790   17.7%    151,887    15.7%     115,931    13.5%      97,524   13.2%     94,686  12.9%
Consumer..........................   198,366   17.8%    175,268    18.2%     154,857    18.0%     141,238   19.1%    130,069  17.7%
                                  ----------  -----    --------   -----     --------   -----     --------  -----    -------- -----
Gross loans....................... 1,140,289  102.2%    988,181   102.5%     887,151   103.1%     767,577  103.8%    763,190 103.9%

Less:
Unearned income...................     3,320    0.3%      3,268     0.3%       4,355     0.5%       5,383    0.7%      4,407   0.6%
Allowance for loan losses.........    21,597    1.9%     21,423     2.2%      22,223     2.6%      22,732    3.1%     24,057   3.3%
                                  ----------  -----    --------   -----     --------   -----     --------  -----    -------- -----
Net loans                         $1,115,372  100.0%   $963,490   100.0%    $860,573   100.0%    $739,462  100.0%   $734,726 100.0%
                                  ==========  =====    ========   =====     ========   =====     ========  =====    ======== =====

(1) Includes $84,691, $23,274, $24,572, $3,103, and $2,222 of residential mortgage loans held-for-sale at December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

         The following table sets forth information as of December 31, 2001 regarding the amount of loans maturing in the Company's portfolios, including scheduled repayments of principal based on contractual terms to maturity. In addition, the table sets forth the amount of loans maturing during the indicated periods based on if the loan has a fixed or adjustable rate. Loans having no stated maturity or repayment schedule are reported in the one year or less category.

                                               Less than          One to          Over
                                               One Year         Five Years      Five Years         Total
                                               ---------        ----------      ----------         -----
                                                                     (In Thousands)

Real estate loans (1).....................    $    48,520      $   191,199      $  371,721       $  611,440
Construction loans........................         25,519           22,440              43           48,002
Commercial loans..........................         49,671           68,340          79,779          197,790
Consumer loans ...........................         67,425           67,196          63,745          198,366
                                              -----------      -----------      ----------       ----------
                                              $   191,135      $   349,175      $  515,288       $1,055,598
                                              ===========      ===========      ==========       ==========
Rate sensitivity:
  Fixed...................................    $    51,568      $   206,388      $  251,173        $ 509,129
  Adjustable                                      139,567          142,787         264,115          546,469
                                              -----------      -----------      ----------       ----------
                                                  191,135          349,175         515,288        1,055,598
                                              -----------      -----------      ----------       ----------

Gross loans                                   $   191,135      $   349,175      $  515,288       $1,055,598
                                              ===========      ===========      ==========       ==========

(1)  Includes commercial mortgage loans; does not include loans held-for-sale.


         The above schedule does not include any prepayment assumptions. Prepayments tend to be highly dependent upon the interest rate environment. Management believes that the actual repricing and maturity of the loan portfolio is significantly shorter than is reflected in the above table as a result of prepayments.

Residential Real Estate Lending.

         WSFS originates residential mortgage loans with loan-to-value ratios up to 97%. WSFS generally requires private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. WSFS does not have any significant concentrations of such insurance with any one insurer. On a very limited basis, WSFS originates/purchases loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2001, the balance of all such loans was approximately $22.3 million. Generally, residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by Federal Home Loan Mortgage Corporation (FHLMC) to assure maximum eligibility for subsequent sale in the secondary market. However, unless loans are specifically designated for sale, the Company holds newly originated loans in its portfolio for long-term investment. Among other things, title insurance is required to insure the priority of its lien, and fire and extended coverage casualty insurance is required for the properties securing the residential loans. All properties securing residential loans made by WSFS are appraised by independent appraisers selected by WSFS and subject to review in accordance with WSFS standards.

         The majority of WSFS' residential real estate adjustable-rate loans have interest rates that adjust yearly, after an initial period. Usually the change in rate is limited to two percentage points at the adjustment date. Adjustments are generally based upon a margin (currently 2.75%) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board.

         Generally, the maximum rate on these loans is up to six percent above the initial interest rate. WSFS underwrites adjustable-rate loans under standards consistent with private mortgage insurance and secondary market criteria. WSFS does not originate adjustable-rate mortgages with payment limitations that could produce negative amortization. Consistent with industry practice in its market area, WSFS has typically originated adjustable-rate mortgage loans with discounted initial interest rates. All such loans are underwritten at the fully-indexed rate.

         The retention of adjustable-rate mortgage loans in WSFS' loan portfolio helps mitigate WSFS' risk to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow WSFS to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on WSFS' adjustable-rate mortgages will adjust sufficiently to compensate for increases in WSFS' cost of funds during periods of extreme interest rate increases.

         The original contractual loan payment period for residential loans is normally 10 to 30 years. Because borrowers may refinance or prepay their loans without penalty, such loans tend to remain outstanding for a substantially shorter period of time. First mortgage loans customarily include "due-on-sale" clauses on adjustable- and fixed-rate loans. This provision gives the institution the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. Due-on-sale clauses are an important means of adjusting the rate on existing fixed-rate mortgage loans to current market rates. WSFS enforces due-on-sale clauses through foreclosure and other legal proceedings to the extent available under applicable laws.

         In addition to loans originated for its own portfolio, WSFS originates nonconforming residential mortgage loans through its non wholly-owned subsidiary, Wilmington National Finance, Inc. ("WNF"). These loans are resold in the secondary market on a servicing released, limited recourse basis. They are originated using the underwriting guidelines of the various investors to which WNF sells its loans. These loans are typically sold to investors within 15 to 45 days of origination.

         The mortgage loans that WNF originates are fully amortizing, fixed or adjustable rate, first or second lien mortgage loans. They are secured by one-to four-family residential properties with loan-to-value ratios up to 100% and contractual terms of 10 to 30 years. With respect to each property securing a mortgage loan, the underwriting guidelines require among other things, title insurance, fire and extended coverage casualty insurance, and a full appraisal by an independent appraiser selected and reviewed by WNF. The majority of adjustable rate mortgage loans originated by WNF are indexed to the six month London Interbank Offered Rate (LIBOR) and have rates that adjust every six months after a initial fixed rate period of 24 to 36 months. Adjustments are limited to two percent at any adjustment date and six percent over the life of the loan.

         In general, loans are sold without recourse except for the repurchase arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. The Company also has limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically one year. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower.


Commercial Real Estate, Construction and Commercial Lending.

         Federal savings banks are generally permitted to invest up to 400% of their total regulatory capital in nonresidential real estate loans and up to 20% of its assets in commercial loans. As a federal savings bank which was formerly chartered as a Delaware savings bank, WSFS has certain additional lending authority.

         WSFS offers commercial real estate mortgage loans on multi-family properties and other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.

         WSFS offers commercial construction loans to developers. In some cases these loans are made as "construction/permanent" loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate, in most cases, and adjusted periodically as WSFS' prime rate changes. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these items are used as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals be reviewed independently of the commercial lending area. Generally, the loan-to-value ratios for construction loans do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2001, $86.9 million was committed for construction loans, of which $48.6 million had been disbursed.

         WSFS' commercial lending, excluding real estate loans, includes loans for the purpose of financing equipment acquisitions, expansion, working capital and other business purposes. These loans generally range in amounts up to $5 million, and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to WSFS' prime rate, or LIBOR, at the time of closing. WSFS intends to continue originating commercial loans to small businesses in its market area.

         Commercial, commercial mortgages and construction lending has a higher level of risk as compared to residential mortgage lending. These loans typically involve larger loan balances concentrated in single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the economy generally. The majority of WSFS' commercial and commercial real estate loans are concentrated in Delaware and surrounding areas.

         Construction loans involve additional risk because loan funds are advanced as the construction progresses. The valuation of the underlying collateral can be difficult to quantify prior to the completion of the construction. This is due to uncertainties inherent in construction such as changing construction costs, delays arising from labor or material shortages and other unpredictable contingencies. WSFS attempts to mitigate these risks and plan for these contingencies through additional analysis and monitoring of its construction projects.

         Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25% if the difference is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. WSFS had a $35.3 million loan to refinance an employee stock ownership plan ("ESOP") loan of a company. Approximately 80% of the loan is secured by discounted U.S. treasury securities. The portion of the loan that is secured by U.S. treasury securities is exempt from the above lending limits. At December 31, 2001, no borrower had collective outstandings exceeding the above limits.

Consumer Lending.

         The primary consumer credit products of the Company are equity-secured installment loans and home equity lines of credit. At December 31, 2001, WSFS had equity secured installment loans totaling $125.6 million, which represented 63% of total consumer loans. A home equity line of credit grants borrowers a line of credit of up to 100% of the appraised value (net of any senior mortgages) of the residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time during the period of agreement. At December 31, 2001, WSFS had extended $80.9 million in home equity lines of credit, of which $24.2 million had been drawn at the date. Home equity lines of credit potentially offer federal income tax advantages, the convenience of checkbook access and revolving credit features. Over the past few years, however, home equity lines of credit have decreased because low interest rates offered on first and second mortgage loans have enabled consumers to refinance their mortgages and consolidate their debt. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave it inadequately secured, the Company has not had any significant adverse experience to date.

The table below sets forth consumer loans by type, in amounts and percentages at the dates indicated.



                                                                               December  31,
                                   ------------------------------------------------------------------------------------------------
                                          2001                   2000               1999              1998               1997
                                   -------------------    -----------------   ----------------   ----------------  ----------------
                                                                           (Dollars in Thousands)

                                     Amount   Percent     Amount    Percent   Amount   Percent    Amount  Percent   Amount   Percent
                                     ------               ------    -------   ------   -------    ------  -------   ------   -------
Equity secured installment loans    $125,597    63.3%    $113,686    64.8%   $ 97,491    63.0%   $ 87,503  61.9%   $ 78,975    60.7%
Home equity lines of credit....       24,161    12.2%      24,408    13.9%     26,446    17.1%     27,799  19.7%     31,110    23.9%
Automobile.....................       11,737     5.9%       9,762     5.6%      9,800     6.3%      8,307   5.9%      3,596     2.8%
Unsecured lines of credit......       20,156    10.2%      16,739     9.6%     11,370     7.3%     10,444   7.4%      9,466     7.3%
Other..........................       16,715     8.4%      10,673     6.1%      9,750     6.3%      7,185   5.1%      6,922     5.3%
                                    --------   -----     --------   -----    --------  ------    -------- -----    --------   -----

Total consumer loans ..........     $198,366   100.0%    $175,268   100.0%   $154,857   100.0%   $141,238 100.0%   $130,069   100.0%
                                    ========   =====     ========   =====    ========   =====    ======== =====    ========   =====

Loan Originations, Purchase and Sales.

         WSFS has traditionally engaged in lending activities primarily in Delaware and contiguous areas of neighboring states. As a federal savings bank, however, WSFS may originate, purchase and sell loans throughout the United States. WSFS has purchased limited amounts of loans from outside its normal lending area when such purchases are deemed appropriate and consistent with WSFS' overall practices. WSFS originates fixed-rate and adjustable-rate residential real estate loans through its banking offices. In addition, WSFS has established relationships with correspondent banks and mortgage brokers to originate loans.

         During 2001, the Company originated $693 million of residential real estate loans, of which $582 million were from WNF. This compares to originations of $196 million in 2000. From time to time, WSFS has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the mid-Atlantic region totaled $25 million for the year ended December 31, 2001, $37 million for 2000 and $75 million for 1999. WSFS also periodically purchases residential mortgages from WNF with the intention of holding in its portfolio. These purchases totaled $25.0 million in 2001. Residential real estate loan sales totaled $566 million in 2001, $145 million in 2000 and $29 million in 1999. While WSFS generally intends to hold loans for the foreseeable future, WSFS sells newly originated fixed-rate mortgage loans in the secondary market to control the interest sensitivity of its balance sheet. The Corporation holds for investment certain of its fixed-rate mortgage loans, with terms under 30 years, consistent with current asset/liability management strategies.

         At December 31, 2001, WSFS serviced approximately $262 million of residential loans for other lenders compared to $244 million at December 31, 2000. The Company also services residential loans for its portfolio totaling $350 million and $372 million at December 31, 2001 and 2000, respectively.

         WSFS originates commercial real estate and commercial loans through its commercial lending division. Commercial loans are made for the purpose of financing equipment acquisitions, business expansion, working capital and other business purposes During 2001, WSFS originated $262 million of commercial and commercial real estate loans compared with $144 million in 2000. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans.

         WSFS' consumer lending is conducted primarily through its branch offices. WSFS originates a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, credit cards, unsecured lines of credit and other secured and unsecured personal installment loans. During 2001, consumer loan originations amounted to $128 million compared to $106 million in 2000.

         All loans to one borrower exceeding $1 million must be approved by a management loan committee. Minutes of the management loan committee meetings and individual loans exceeding $3 million approved by the management loan committee are subsequently reviewed by the Executive Committee and Board of Directors of WSFS. Separate approval is needed for loans to any borrower who has direct or indirect outstanding commitments in excess of $3 million or for any advances or extensions on loans previously classified by banking regulators or WSFS' Risk Management Department. Officers of WSFS have the authority to approve smaller loan amounts, depending upon their experience and management position.

Fee Income from Lending Activities.

         WSFS earns interest and fee income from lending activities, including fees for originating loans, for servicing loans and for loan participations sold. The bank also receives for making commitments to originate construction, residential and commercial real estate loans. Additionally, the bank collects fees related to existing loans which include prepayment charges, late charges and assumption fees.

         WSFS charges fees for making loan commitments. Also as part of the loan application process, the borrower may pay WSFS for out-of-pocket costs to review the application, whether or not the loan is closed.

         Most loan fees are considered adjustments of yield in accordance with accounting principles generally accepted in the United States of America and are reflected in interest income. Those fees represented an immaterial amount of interest income during the three years ended December 31, 2001. Loan fees other than those considered adjustments of yield are reported as loan fee income, a component of other income.

         All fee income on loans originated by WNF for sale to third party investors, including origination fees, points collected from borrowers and sales premiums paid by investors, are recognized when loans are sold. Provisions are made for recourse obligations.

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

         The Company endeavors to manage its portfolios to identify problem loans as promptly as possible and take actions immediately which will minimize losses. To accomplish this, WSFS' Risk Management Department monitors the asset quality of the Company's loan and investment in real estate portfolios and reports such information to the Credit Policy Committee, the Audit Committee of the Board of Directors and the Controller's Department.

SUBSIDIARIES

         The Corporation has two subsidiaries, Wilmington Savings Fund Society, FSB (WSFS) and WSFS Capital Trust I. WSFS Capital Trust I was formed in 1998 to issue Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of higher yielding debt.

                  At December 31, 2001, WSFS had three wholly-owned, first-tier subsidiaries 838 Investment Group, Inc, SSDC and WCC. In addition to the wholly owned subsidiaries, the Corporation consolidates two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and WNF. WSFS is the primary lender to its non-bank subsidiaries. At December 31, 2001, it had $224.1 million invested in the equity of these companies and had an additional $23.0 million in loans outstanding.


         838 Investment Group, Inc. was formed in 1989. This subsidiary markets various third party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through WSFS' branch system.

         SSDC was formed in March 1985 with the objective of engaging in residential real estate projects through either wholly-owned subsidiaries or investments in joint ventures. SSDC is currently inactive.

         WCC is engaged primarily in indirect motor vehicle leasing. On December 21, 2000, the Board approved plans to discontinue the operations of WCC. WCC, which had 4,600 lease contracts and 1,800 loan contracts at December 31, 2001, no longer accepts new applications but continues to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of December 2003.

         Accounting for discontinued operations of a business segment requires that the Company forecast operating results over the wind-down period and accrue any expected net losses. The historic results of WCC's operations, the accrual of expected losses to be incurred over the wind-down period, and the future reported results of WCC are required to be treated as Discontinued Operations of a Business Segment, and shown in summary form separately from the Company's results of continuing operations in reported results of the Corporation. Prior periods are restated, as required by accounting principles generally accepted in the United States of America.

         As a result, net operating losses of $2.4 million for the year ended December 31, 2000 and net income of $1.6 million for the year ended December 31, 1999 were reclassified from continuing operations to discontinued operations. In addition in 2000, the Corporation recognized a charge of $2.2 million, net of $4.0 million in tax benefits related to net operating loss carryforwards, for the expected loss over the projected three-year wind-down period. A $6.2 million pretax reserve was established to absorb these expected future losses.

         During 2001, used vehicle values continued to deteriorate. This decline was exacerbated and continues to be affected by, among other things, the continued incenting of new vehicles by auto manufacturers. As a result, management's analysis of residual losses as of December 31, 2001 indicated that additional reserves were needed for the expected losses in the business during its wind-down. Accordingly, management recorded an additional $3.1 million, pre-tax, for expected losses over the wind-down period. The balance of reserves for residual losses represents management's best estimate of losses inherent in the remaining portfolio. As of December 31, 2001, there were $87 million of contractual residuals still on lease for which management has estimated $15.5 million in probable losses. The losses have been inherently provided for in residual reserves and reserves for discontinued operations.

         Due to the uncertainty of a number of factors, including residual values, interest rate volatility and credit quality, this reserve will be reevaluated quarterly with adjustments, if necessary, recorded as income/loss on wind-down of discontinued operations. Accounting for discontinued operations also requires that the net assets (assets less third party liabilities) be reclassified on the balance sheet to a single line item, Net assets of discontinued operations.

         C1FN provides direct-to-customer marketing, servicing and Internet development and technology management for branchless financial services. Since the fourth quarter of 1999 WSFS and C1FN have been engaged in a joint effort through a division of WSFS, Everbank, to provide branchless financial services on a national level. WSFS originally invested $5.5 million, which had a book value of $2.4 million at December 31, 2001 including approximately $1 million in goodwill. WSFS currently has a 28% interest in C1FN, with warrants to acquire additional ownership under certain circumstances, but retains majority control through a voting trust. Therefore, the results of C1FN are and will continue to be consolidated into WSFS until Everbank, obtains a separate banking charter or is otherwise disposed. C1FN paid a management fee to WSFS of $480,000 in 2001 and $327,000 in 2000 which is partially eliminated in consolidation. C1FN had total assets of $296.1 million at December 31, 2001 and $192.6 million at December 31, 2000. Net losses after minority interest were $558,000 and $1.5 million for the years ended December 31, 2001 and 2000, respectively.

         C1FN/Everbank issues deposits denominated in foreign currencies. At December 31, 2001, those deposits totaled $60.4 million. Short-term forward exchange contracts are purchased to provide and effective hedge on the fair value of deposits from fluctuations that may occur in world currency markets. At December 31, 2001, the fair value of hedges amounted to a $395,000 liability.

         Under the terms of its agreement with WSFS, C1FN has the right to acquire the deposits and business of Everbank if C1FN obtains its own depository institution charter. C1FN has submitted an application to the Office of Thrift Supervision (OTS) for a separate thrift charter for Everbank and is in discussions with potential strategic partners for the purpose of raising the capital required to support an independent thrift institution.

         In 2002, the Services Agreement between WSFS and C1FN to run the Everbank division will expire. The impact on WSFS of the expiration of the arrangement will depend on the outcome of several possible strategies: if C1FN receives approval from the OTS for a separate charter and raises the required capital, WSFS' investment in C1FN would likely be preserved or possibly enhanced; if C1FN is unable to obtain a separate charter, WSFS and C1FN would likely pursue a sale of the division and preservation or enhancement of WSFS' interest would depend on sale price; if WSFS and C1FN are unable sell the division, other possibilities would be considered including the write-off of WSFS' investment in C1FN. In this last case, other costs may result. The ultimate strategy and degree of success can not be determined at this time, but will likely be known by the end of 2002. Management is aggressively pursuing a separate charter.

         C1FN/Everbank is currently a relatively low margin business. If C1FN/Everbank is spun-off or sold, the Corporation would likely experience an improvement in performance ratios such as the efficiency ratio, net interest margin and the return on average assets and equity, as well as capital ratios.

         WNF is a 51% owned subsidiary and began operations in December 1999. In addition, WSFS holds warrants to purchase an additional 14% ownership. WNF is a nonconforming mortgage banker generally dealing in higher grade subprime loans. WNF solicits and originates its loans primarily as a result of referrals through independent mortgage brokers, although direct-to-consumer originations accounted for 6.8% and 14.4% of total originations for the years ended December 31, 2001 and 2000, respectively. WNF originates all loans and sells its originations to investors, typically well known regional banks or national finance companies, on a whole loan, servicing-released basis for cash premiums only (no securitizations). Mortgage loans are sold with very limited recourse beyond the standard representations and warranties.

         As of December 31, 2001, WNF's wholesale channel consisted of seven regional sales offices located throughout the continental United States. These offices are located in Plymouth Meeting, PA, North Kingston, RI; Charlotte, NC; Atlanta, GA; Naperville, IL; Livermore, CA and Las Vegas, NV. The offices in Atlanta, Charlotte and Las Vegas were opened during the second half of 2001. Management expects an additional office or two may be opened in 2002 depending on the business climate and the ability to recruit quality, experienced office managers. The regional offices obtain business by establishing relationships with, and soliciting mortgage applications from, independent mortgage brokers in their local markets. These mortgage brokers match their applicants with lenders (such as WNF) based on the types of products, pricing and the level of service provided by the lenders. Brokers may be paid for their services by either the borrower or by the lender, depending on the requirements of the transaction.

         WNF has a centralized secondary marketing function which analyzes the product offerings of the various end investors, consolidates the investors' underwriting guidelines into the product parameters that WNF offers to its brokers and ultimately sells WNF's originations to the end investors. Between the time loans are originated and sold, they are warehoused on WNF's balance sheet. WSFS provides temporary financing for the loans through a warehouse line of credit with an adjustable rate based on the One-Month Federal Home Loan Bank Advance rate + 90 basis points. This line is limited to $135 million and had an outstanding balance of $75.2 million at December 31, 2001. This line may be increased to $150 million on a temporary basis. For each of the years ended December 31, 2001 and 2000, loans remained in the warehouse for an average of 29 days before being sold. The percentage of loans in the warehouse that were 45 days old or greater were 2% at December 31, 2001 and 14% at December 31, 2000.

         The following table provides certain WNF production and sales statistics for the years ended December 31, 2001 and 2000:

                                               2001                   2000
                                               ----                   ----
                                                    (Dollars In Thousands)
         Origination dollars                    $595,213               $139,007
         Origination units                         4,890                  1,681
         Average mortgage balance                   $122                    $83
         Weighted average note rate                8.61%                 11.12%
         Weighted average CLTV*                      84%                    84%
         Weighted average credit score               644                    623
         Percentage of second liens                   8%                    14%
         Sales                                 $536,684                $117,131
         Sales margin (average)                    3.95%                  3.77%

* Combined Loan To Value represents the mortgage amount plus any senior liens (or junior liens if also originated by WNF) divided by the appraised value of the property.

         WNF's total assets at December 31, 2001 and 2000 were $84.3 million and $24.7 million, respectively. For the year ended December 31, 2001, WNF added $2.5 million to the net income of the Corporation compared to a net loss of $1.4 million for the year ended December 31, 2000. At December 31, 2001, WSFS also held $3.0 million in the preferred stock of WNF.

         Results for the year 2001 for WNF were positively influenced by both organic growth of new business and the very favorable mortgage refinance market. Management expects as interest rates increase, production may abate, however this may be offset to an unknown extent by continued build-out of the business model.

SOURCES OF FUNDS

          WSFS funds its operations through retail and wholesale deposit growth as well as through various borrowing sources, including repurchase agreements, federal funds purchased and advances from the Federal Home Loan Bank (FHLB) of Pittsburgh. Loan repayments and investment maturities also provide sources of funds. Loan repayments and investment maturities provide a relatively stable source of funds while certain deposit flows tend to be more susceptible to market conditions. Borrowings are used to fund wholesale asset growth, short-term funding of lending activities when loan demand exceeds projections, or when deposit inflows or outflows are less than or greater than expected. On a long-term basis, borrowings may be used to match against specific loans or support business expansion.

         Deposits. WSFS offers various deposit programs to its customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. In addition, WSFS accepts negotiable rate certificates with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

                  WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of branches, which numbered 27 at December 31, 2001. In January 2002, five of these branches were transferred to another financial institution. Eighteen branches are located in northern Delaware's New Castle County, WSFS' primary market. These branches maintain approximately 145,000 total account relationships with approximately 49,800 total households, or 26% of all households in New Castle County, Delaware. One branch is in the state capital, Dover, located in central Delaware's Kent County. Three other branches are located in southeastern Pennsylvania.

         Everbank, a division of WSFS, jointly managed with C1FN, garners deposits nationally through its branchless financial services network. Everbank offers demand deposits, money market deposits and certificates of deposits as well as non-dollar denominated deposits. Total deposits at Everbank were $287.4 million at December 31, 2001.

         The following table sets forth the amount of certificates of deposit of $100,000 or more by remaining maturity at the December 31, 2001



                                              December 31,
Maturity Period                                  2001
---------------                              -------------
                                             (In Thousands)

Less than 3 months......................        $23,631
Over 3 months to 6 months...............         14,759
Over 6 months to 12 months..............         10,134
Over 12 months..........................         10,346
                                                -------
                                                $58,870
                                                =======

         Borrowings. The Company utilizes several sources of borrowings to fund operations. As a member of the FHLB of Pittsburgh, WSFS is authorized to apply for advances on the security of their capital stock in the FHLB and certain of their residential mortgages and other assets (principally securities which are obligations of or guaranteed by the United States Government and mortgage-backed securities), provided certain standards related to creditworthiness have been met. As a member institution, WSFS is required to hold capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of their outstanding advances, whichever is greater.

         WSFS also sells securities under agreements to repurchase with various brokers as an additional source of funding. When entering into these transactions, WSFS is generally required to pledge either government securities or mortgage-backed securities as collateral for the borrowings.

         In 1998, the Company issued $50.0 million in Trust Preferred securities due December 11, 2028. See Note 9 of the Consolidated Financial Statements for a discussion of the Trust Preferred securities.

REGULATION

Regulation of the Company

         General. The Company is a registered savings and loan holding company and is subject to Office of Thrift Supervision (OTS) regulation, examination, supervision and reporting requirements. As a subsidiary of a holding company, WSFS is subject to certain restrictions in its dealings with the Company and other affiliates.

         Activities Restrictions. Because the Company became a unitary savings and loan holding company prior to May 4, 1999, there generally are no restrictions on its activities. If the Company were to acquire another thrift and operate it as a separate entity, it would become subject to the activities restrictions on multiple holding companies. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence, or continue after a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

         Transactions with Affiliates; Tying Arrangements. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that is a bank or savings association or would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Savings associations are also prohibited from extending credit, offering services, or fixing or varying the consideration for any extension of credit or service on the condition that the customer obtain some additional service from the institution or certain of its affiliates or that the customer not obtain services from a competitor of the institution, subject to certain limited exceptions.

         Restrictions on Acquisitions. Unless the acquiror was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date), no company may acquire control of the Company unless the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the Bank Holding Company Act of 1956
(BHCA), as amended by the Gramm-Leach-Bliley Act. Financial holding companies may engage in activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, has determined to be financial in nature or incidental to a financial activity or complementary to a financial activity provided that the complementary activity does not pose a risk to safety and soundness. Financial holding companies that were not previously bank holding companies may continue to engage in limited non-financial activities for up to ten years after the effective date of the Gramm-Leach-Bliley Act (with provision for extension for up to five additional years by the Federal Reserve Board) provided that the financial holding company is predominantly engaged in financial activities.

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

         The statutory restrictions on the formation of interstate multiple holding companies would not prevent WSFS from entering into other states by mergers or branching. OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless the federal association qualifies as a "domestic building and loan association" under Section 7701(a)(19) of the Internal Revenue Code or as a "qualified thrift lender" under the Home Owners' Loan Act and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or qualified thrift lender. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

         The OTS capital rule defines Tier 1 or core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for limited amounts of mortgage servicing rights. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

         Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's minority investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 2001, WSFS was in compliance with both the core and tangible capital requirements.

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. One- to four-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80% (or covered by private mortgage insurance for any amounts in excess of 80%), fixed-rate multi-family first mortgages not more than 90 days past due with maturities of not less than seven years, loan-to-value ratios not exceeding 80% (75% if rate is adjustable), and annual net operating income equal to not less than 120% of debt service (115% if loan is adjustable) and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution's reciprocal holdings of depository institution capital instruments, all equity investments and that portion of land and non-residential construction loans in excess of 80% loan-to-value ratio. The OTS risk-based capital standards require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. A savings association with more than normal interest rate risk is required to deduct an interest rate risk component equal to one-half of the excess of its measured interest rate risk over the normal level from its total capital for purposes of determining its compliance with the OTS risk-based capital guidelines. At December 31, 2001, WSFS was in compliance with the OTS risk-based capital requirements.

         Loans to Directors, Officers and 10% Stockholders. Under Section 22(h) of the Federal Reserve Act, loans to an executive officer or director or to a greater than 10% stockholder of a savings association and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to all such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not discriminate in favor of insiders. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the savings association. Savings associations are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act which requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

         Because the Bank Insurance Fund (BIF) achieved its statutory reserve ratio of 1.25% of insured deposits, the FDIC has eliminated deposit insurance premiums for most BIF members. In the event that the BIF should fail to meet its statutory reserve ratio, the FDIC would be required to set semi-annual assessment rates for BIF members that are sufficient to increase the reserve ratio to 1.25% within one year or in accordance with such other schedule that the FDIC adopts by regulation to restore the reserve ratio in not more than 15 years. The FDIC continues to assess BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation (FICO), an agency of the federal government established to help fund takeovers of insolvent thrifts. Until December 31, 1999, BIF members were assessed at approximately one-fifth the rate at which Savings Association Insurance Fund (SAIF) members were assessed. After December 31, 1999, BIF and SAIF members are being assessed at the same rate.

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

         Federal Home Loan Bank System. WSFS is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (FHFB). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Pittsburgh, WSFS is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 2001, of $28.8 million. The FHLB of Pittsburgh offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh. Long term advances may only be made to larger institutions like WSFS for the purpose of providing funds for residential housing finance.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $41.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may be to reduce the amount of the institution's interest-earning assets. As of December 31, 2001 WSFS met its reserve requirements.

Item 2. Properties

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 2001.

                                                                                 Net Book Value
                                                                                   Of Property
                                                      Owned/     Date Lease       or Leasehold
Location                                              Leased       Expires       Improvements(2)      Deposits
--------                                              ------       -------       ---------------      --------
                                                                                          (In Thousands)
                                                                                ------------------------------
WSFS:
Main Office (1)(2)                                    Owned                              $1,117        $169,034
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch                                   Leased        2003                    110          53,282
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch                                 Leased        2006                      9          23,462
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch                        Leased        2003                     10          66,243
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch                  Leased        2003                      6          60,064
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch                  Leased        2003                     35          91,934
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch                     Leased        2005                     22          63,401
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
University Plaza Shopping Center Branch               Leased        2003                     14          40,853
  I-95 & Route 273
  Newark, DE  19712
College Square Shopping Center Branch(4)              Leased        2007                    248          66,193
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch                  Leased        2013                     19          68,663
  144 N. DuPont Hwy.
  New Castle, DE  19720
Stanton Branch                                        Leased        2006                    140           9,588
  Inside ShopRite at First State Plaza
  1600 W. Newport Pike
  Wilmington, DE  19804
Glasgow Branch                                        Leased        2002                    158          15,790
  Inside Genuardi's at Peoples Plaza
  Routes 40 & 896
  Newark, DE  19804
Middletown Square Shopping Center                     Leased        2004                     45          14,703
  Inside Parkers Thriftway
  701 N. Broad St.
  Middletown, DE 19709
Dover Branch                                          Leased        2005                    105          15,316
  Inside Metro Food Market
  Rt 134 & White Oak Road
  Dover, DE  19901
Royersford Branch(6)                                  Leased        2003                    173          2,107
  Inside Genuardi's Family Markets
  Limerick Square
  70 Buckwater Rd., Suite 211
  Royersford, PA  19468

                                                                                 Net Book Value
                                                                                   Of Property
                                                      Owned/     Date Lease       or Leasehold
Location                                              Leased       Expires       Improvements(2)      Deposits
--------                                              ------       -------       ---------------      --------
                                                                                          (In Thousands)
                                                                                ------------------------------
WSFS (continued...):
Glen Eagle Branch                                     Leased       2003                   228             8,995
  Inside Genaurdi's Family Market
  475 Glen Eagle Square
  Glen Mills, PA  19342
University of Delaware-Trabant University Center      Leased       2003                   210             5,940
  17 West Main Street
  Newark, DE  19716
Brandywine Branch                                     Leased       2004                   195            16,520
  Inside Genaurdi's Family Market
  2522 Foulk Road
  Wilmington, DE  19810
Wal-Mart Branch                                       Leased       2004                   265             2,907
  Route 40 & Wilton Boulevard
  New Castle, DE  19720
Chesterbrook Branch(6)                                Leased       2004                   179             2,728
  Inside Genaurdi's Family Market
  500 Chesterbrook Boulevard
  Wayne, PA  19087
Kimberton Branch(6)                                   Leased       2004                   183             2,679
  Inside Genuardi's Family Market
  Maple Lawn Shopping Center
  542 Kimberton Road
  Phoenixville, PA  19460
King of Prussia Branch(6)                             Leased       2005                   221             2,692
  Inside Genuardi's Family Market
  310 S. Henderson Road
  King of Prussia, PA  19406
Operations Center                                     Owned                             1,005               N/A
  2400 Philadelphia Pike
  Wilmington, DE  19703
Longwood Branch                                       Leased       2005                   212             2,282
  830 E. Baltimore Pike
  E. Marlborough, PA  19348
Holly Oak Branch                                      Leased       2005                   172            19,458
  Inside Superfresh
  2105 Philadelphia Pike
  Claymont, DE  19703
Elkins Park Branch                                    Leased       2005                   221            10,576
  More Shopping Center
  7300 Old York Road
  Elkins Park, PA  19027
Hockessin Branch                                      Leased       2015                   589            22,081
  7450 Lancaster Pike
  Wilmington, DE  19707
St. David's Branch(6)                                 Leased       2005                   196             1,177
  Inside Genuardi's Supermarket
  550 E. Lancaster Ave.
  Wayne, PA  19086
Wilmington National Finance:
Marchwood Shopping Center                             Leased       2004                    26               N/A
  4 Marchwood Road
  Exton, PA  19341
6265 Southfront Road                                  Leased       2005                     -               N/A
  Livermore, CA
1833 Centre Point Drive                               Leased       2005                     -               N/A
  Suite 123
  Naperville, IL  60566

                                                                                 Net Book Value
                                                                                   Of Property
                                                      Owned/     Date Lease       or Leasehold
Location                                              Leased       Expires       Improvements(2)      Deposits
--------                                              ------       -------       ---------------      --------
                                                                                          (In Thousands)
                                                                                ------------------------------
Wilmington National Finance (continued...):
Suite 350                                             Leased       2005                     -               N/A
  2260 Buler Pike
  Plymouth Meeting, PA  19462
University Plaza-Bellevue                             Leased       2005                     -               N/A
  262 Chapman Road
  Newark, DE
175 Great Neck Road                                   Leased       2003                     -               N/A
  Suite 407
  Great Neck, NY
Sunset Ridge Professional Plaza                       Leased       2004                     -               N/A
  2920 N. Green Parkway
  Henderson, NY
One University Plaza                                  Leased       2004                     -               N/A
  8301 JM Keynes Drive
  Suite 400
  Charlotte, NC
Suite 150                                             Leased       2004                     -               N/A
  4800 River Green Parkway
  Duluth, GA
C1FN
St. Louis, Missouri(5)                                Leased       2002                     -           287,449
  555 N New Ballas Road
  Suite 110
  St. Louis, MO  63141
New York                                              Leased       2003                     7               N/A
  11 Oval Drive
  Suite 107
  Islandia, NY  11749-1476
Vermont                                               Leased       2002                     -               N/A
  188 South Main Street
  P.O. Box 1209
  Stowe, VT  05672
Florida (5)                                           Leased       2004                     9               N/A
  2233 N. Commerce Pkwy.
  Suite 1
  Weston, FL  33326
Vermont                                               Leased       2006                     2               N/A
  56 Old Farm Road
  Stowe, VT
St. Louis                                             Leased       2004                    23               N/A
  1610 Des Peres Road
  St. Louis, MO
WSFS Credit Corporation:
  30 Blue Hen Drive                                   Leased       2002                   219               N/A
  Suite 200
  Newark, DE 19713
Friess Land (3)                                       Owned          -                  2,090               N/A
Wilmington Gateway: (3)
500 Delaware Ave.                                     Owned          -                  5,663               N/A
Wilmington, DE 19801
                                                                                                     ----------
                                                                                                     $1,146,117
                                                                                                     ==========

(1) Includes location of executive offices and approximately $8.3 million in brokered deposits.
(2) The net book value of all the Company's investment in premises and equipment totaled $16.4 million at December 31, 2001.
(3) The total includes building and building depreciation listed under Real Estate Held for Investment.
(4) Includes the Company's Education and Development Center.
(5) Both locations are sublet by an independent third party at the same rental cost.
(6) Branches transferred to another financial institution on January 15, 2002.

Item 3. Legal Proceedings

         There are no material legal proceedings to which the Company or WSFS is a party or to which any of its property is subject except as discussed in Note 14 to the Consolidated Financial Statements.

Item 4. Submissions of Matters To a Vote of Security Holders

         No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2001 through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         WSFS Financial Corporation's Common Stock is traded on The Nasdaq Stock MarketSM under the symbol WSFS. At December 31, 2001, the Corporation had 1,937 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

         The closing market price of the common stock at December 31, 2001 was $17.35.


                                   Stock Price Range              Dividends
                              ---------------------------         ---------
                                 Low             High
                              ---------       -----------

           2001       1st       $11.88          $13.81              $ .04
                      2nd        12.38           17.55                .04
                      3rd        15.25           18.50                .04
                      4th        15.45           18.25                .04
                                                                    -----
                                                                    $ .16
                                                                    =====

           2000       1st       $10.69          $12.88              $ .03
                      2nd        10.25           13.31                .04
                      3rd        10.94           11.38                .04
                      4th        10.06           12.88                .04
                                                                    -----
                                                                    $ .15
                                                                    =====

Item 6. Selected Financial Data

                                                          2001         2000          1999           1998       1997
                                                         ------       ------        ------         ------     ------
                                                              (Dollars  in   Thousands, Except Per Share Data)
At December 31,
  Total assets.....................................    $1,912,898   $1,739,316    $1,751,037    $1,631,319  $1,510,655
  Net loans (1)....................................     1,115,372      963,491       860,573       739,462     734,716
  Investment securities (2)........................        14,194       29,740        37,473        37,861      78,655
  Investment in reverse mortgages, net.............        33,939       33,683        28,103        31,293      32,109
  Other investments................................       122,889       39,318        36,526        51,418      74,523
  Mortgage-backed securities (2)...................       361,724      339,718       447,749       459,084     330,274
  Deposits ........................................     1,146,117    1,121,591       910,090       858,300     766,966
  Borrowings (3)...................................       595,480      443,638       672,465       622,409     615,578
  Senior notes.....................................             -            -             -             -      29,100
  Trust preferred borrowings.......................        50,000       50,000        50,000        50,000           -
  Stockholders' equity ............................       100,003       97,146        96,153        85,752      86,759
  Number of full-service branches (4)(5)...........            27           28            24            20          16

For the Year Ended December 31,
  Interest income..................................    $  120,474   $  129,677    $ 108,184     $  105,833  $  107,265
  Interest expense.................................        58,184       65,727        58,856        59,775      60,751
  Other income ....................................        44,131       18,101        11,579        11,243       8,785
  Other expenses ..................................        75,828       61,428        42,668        34,501      33,883
  Income from continuing operations................        19,109       15,622        18,086        15,388      14,979
  Net income ......................................        17,083       11,019        19,709        16,512      16,389
  Earnings per share:
    Basic:
     Income from continuing operations.............    $     1.99   $     1.46    $     1.60    $     1.25  $     1.20
     Net income ...................................          1.78         1.03          1.74          1.34        1.31
   Diluted:
     Income from continuing operations.............          1.97         1.46          1.59          1.23        1.18
     Net income ...................................          1.76         1.03          1.73          1.32        1.29

  Interest rate spread.............................          4.11%        4.76%         3.90%         3.78%       3.78%
  Net interest margin..............................          4.11         4.57          3.65          3.63        3.71
  Return on average equity (6).....................         19.03        15.95         20.32         16.47       18.51
  Return on average assets (6).....................          1.16         1.04          1.25          1.15        1.14
  Average equity to average assets (6).............          6.08         6.54          6.15          6.96        6.18

(1) Includes loans held-for-sale.
(2) Includes securities available-for-sale.
(3) Borrowings consist of FHLB advances and securities sold under agreement to repurchase.
(4) WSFS closed one branch in 2001. WSFS opened four branches in 1998, 1999 and 2000.
(5) Five branches were transferred to another financial institution in January 2002.
(6) Based on continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. These grandfathered powers have allowed WSFS to diversify its revenue sources to a greater extent than most savings banks. WSFS has served the residents of the Delaware Valley for 170 years. WSFS is the largest thrift institution headquartered in Delaware and among the three or four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The long-term goal of the Corporation is to maintain its high-performing financial services company status by focusing on its core banking business while occasionally developing profitable niches in highly-synergistic businesses that have a strategic fit.

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services. Lending activities are funded primarily with retail deposit services and borrowings. At December 31, 2001 there were 27 retail banking offices located in northern Delaware and southeastern Pennsylvania in which WSFS conducted banking operations. In January 2002, for strategic reasons, WSFS transferred 5 in-store branch offices that were outside of its core footprint to another financial institution. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC).

         The Corporation has two consolidated subsidiaries, WSFS and WSFS Capital Trust I. The Corporation has no unconsolidated subsidiaries or off-balance sheet entities. Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; and 838 Investment Group, Inc., which markets various third party insurance products and securities through WSFS' branch system. An additional subsidiary, Star States Development Company (SSDC), is currently inactive.

                  On December 21, 2000, the Board of Directors of WSFS Financial Corporation approved plans to discontinue the operations of WCC. WCC, which had 4,600 lease contracts and 1,800 loan contracts at December 31, 2001, no longer accepts new applications but will continue to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of December 2003.

         Accounting for discontinued operations of a business segment requires that the Company forecast operating results over the wind-down period and accrue any expected net losses. The historic results of WCC's operations, the accrual of expected losses to be incurred over the wind-down period, and the future reported results of WCC are required to be treated as Discontinued Operations of a Business Segment, and shown in summary form separately from the Company's results of continuing operations in reported results of the Corporation. Prior periods are restated, as required by accounting principles generally accepted in the United States of America.

         As a result, net operating losses of $2.4 million for the year ended December 31, 2000 and net income of $1.6 million for the year ended December 31, 1999 were reclassified from continuing operations to discontinued operations. In addition in 2000, the Corporation recognized a charge of $2.2 million, net of $4.0 million in tax benefits related to net operating loss carryforwards, for the expected loss over the projected three-year wind-down period. A $6.2 million pretax reserve was established to absorb these expected future losses.

         During 2001, used vehicle values continued to deteriorate. This decline was exacerbated and continues to be affected by, among other things, the continued incenting of new vehicles by auto manufacturers. As a result, management's analysis of residual losses as of December 31, 2001 indicated that additional reserves were needed for the expected losses in the business during its wind-down. Accordingly, management recorded an additional $3.1 million, pre-tax, for expected losses over the wind-down period. The balance of reserves for residual losses represents management's best estimate of losses inherent in the remaining portfolio. As of December 31, 2001, there were $87 million of contractual residuals still on lease for which management has estimated $15.5 million in probable losses. The losses have been inherently provided for in residual reserves and reserves for discontinued operations.

         Due to the uncertainty of a number of factors, including residual values, interest rate volatility and credit quality, this reserve will be reevaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. Accounting for discontinued operations also requires that the net assets (assets less third party liabilities) be reclassified on the balance sheet to a single line item, Net assets of discontinued operations.

         In addition to the wholly owned subsidiaries, the Corporation consolidates two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington National Finance, Inc. (WNF).

         C1FN provides direct-to-customer marketing, servicing and Internet development and technology management for branchless financial services. Since the fourth quarter of 1999 WSFS and C1FN have been engaged in a joint effort through a division of WSFS, Everbank, to provide branchless financial services on a national level. WSFS originally invested $5.5 million, which had a book value of $2.4 million at December 31, 2001 including approximately $1 million in goodwill. WSFS currently has a 28% interest in C1FN, with warrants to acquire additional ownership under certain circumstances, but retains majority control through a voting trust. Therefore, the results of C1FN are and will continue to be consolidated into WSFS until Everbank, obtains a separate banking charter or is otherwise disposed. C1FN paid a management fee to WSFS of $480,000 in 2001 and $327,000 in 2000 which is partially eliminated in consolidation. C1FN had total assets of $296.1 million at December 31, 2001 and $192.6 million at December 31, 2000. Net losses after minority interest were $558,000 and $1.5 million for the years ended December 31, 2001 and 2000, respectively.

         C1FN/Everbank issues deposits denominated in foreign currencies. At December 31, 2001 those deposits totaled $60.4 million. Short-term forward exchange contracts are purchased to provide an effective hedge on the fair value of deposits from fluctuations that may occur in world currency markets. At December 31, 2001, the fair value of the hedges amounted to a $395,000 liability.

         Under the terms of its agreement with WSFS, C1FN has the right to acquire the deposits and business of Everbank if C1FN obtains its own depository institution charter. C1FN has submitted an application to the Office of Thrift Supervision (OTS) for a separate thrift charter for Everbank and is in discussions with potential strategic partners for the purpose of raising the capital required to support an independent thrift institution.

         In 2002, the Services Agreement between WSFS and C1FN to run the Everbank division will expire. The impact on WSFS of the expiration of the arrangement will depend on the outcome of several possible strategies: if C1FN receives approval from the OTS for a separate charter and raises the required capital, WSFS' investment in C1FN would likely be preserved or possibly enhanced; if C1FN is unable to obtain a separate charter, WSFS and C1FN would likely pursue a sale of the division and preservation or enhancement of WSFS' interest would depend on sale price; if WSFS and C1FN are unable sell the division, other possibilities would be considered including the write-off of WSFS' investment in C1FN. In this last case, other costs may result. The ultimate strategy and degree of success can not be determined at this time, but will likely be known by the end of 2002. Management is aggressively pursuing a separate charter.

         C1FN/Everbank is currently a relatively low margin business. If C1FN/Everbank is spun-off or sold, the Corporation would likely experience an improvement in performance ratios such as the efficiency ratio, net interest margin and the return on average assets and equity, as well as capital ratios.

         WNF is a 51% owned subsidiary and began operations in December 1999. In addition, WSFS holds warrants to purchase an additional 14% ownership. WNF is a nonconforming mortgage banker generally dealing in higher grade subprime loans. WNF solicits and originates its loans primarily as a result of referrals through independent mortgage brokers, although direct-to-consumer originations accounted for 6.8% and 14.4% of total originations for the years ended December 31, 2001 and 2000, respectively. WNF originates all loans and sells its originations to investors, typically well known regional banks or national finance companies, on a whole loan, servicing-released basis for cash premiums only (no securitizations). Mortgage loans are sold with very limited recourse beyond the standard representations and warranties.

         As of December 31, 2001, WNF's wholesale channel consisted of seven regional sales offices located throughout the continental United States. These offices are located in Plymouth Meeting, PA, North Kingston, RI; Charlotte, NC; Atlanta, GA; Naperville, IL; Livermore, CA and Las Vegas, NV. The offices in Atlanta, Charlotte and Las Vegas were opened during the second half of 2001.

Management expects an additional office or two may be opened in 2002 depending on the business climate and the ability to recruit quality, experienced office managers. The regional offices obtain business by establishing relationships with, and soliciting mortgage applications from, independent mortgage brokers in their local markets. These mortgage brokers match their applicants with lenders (such as WNF) based on the types of products, pricing and the level of service provided by the lenders. Brokers may be paid for their services by either the borrower or by the lender, depending on the requirements of the transaction.

         WNF has a centralized secondary marketing function which analyzes the product offerings of the various end investors, consolidates the investors' underwriting guidelines into the product parameters that WNF offers to its brokers and ultimately sells WNF's originations to the end investors. Between the time loans are originated and sold, they are warehoused on WNF's balance sheet. WSFS provides temporary financing for the loans through a warehouse line of credit with an adjustable rate based on the One-Month Federal Home Loan Bank Advance rate + 90 basis points. This line is limited to $135 million and had an outstanding balance of $75.2 million at December 31, 2001. This line may be increased to $150 million on a temporary basis. For each of the years ended December 31, 2001 and 2000, loans remained in the warehouse for an average of 29 days before being sold. The percentage of loans in the warehouse that were 45 days old or greater were 2% at December 31, 2001 and 14% at December 31, 2000.

         The following table provides certain WNF production and sales statistics for the years ended December 31, 2001 and 2000:

                                               2001                   2000
                                               ----                   ----
                                                  (Dollars In Thousands)
Origination dollars                          $595,213               $139,007
Origination units                               4,890                  1,681
Average mortgage balance                         $122                    $83
Weighted average note rate                      8.61%                 11.12%
Weighted average CLTV*                            84%                    84%
Weighted average credit score                     644                    623
Percentage of second liens                         8%                    14%
Sales                                        $536,684               $117,131
Sales margin (average)                          3.95%                  3.77%

* Combined Loan To Value represents the mortgage amount plus any senior liens (or junior liens if also originated by WNF) divided by the appraised value of the property.


         WNF's total assets at December 31, 2001 and 2000 were $84.3 million and $24.7 million, respectively. For the year ended December 31, 2001, WNF added $2.5 million to the net income of the Corporation compared to a net loss of $1.4 million for the year ended December 31, 2000. At December 31, 2001, WSFS also held $3.0 million in the preferred stock of WNF.

         Results for the year 2001 for WNF were positively influenced by both organic growth of new business and the very favorable mortgage refinance market. Management expects as interest rates increase, production may abate, however this may be offset to an unknown extent by continued build-out of the business model.

         The following discussion focuses on the major components of the entire Company's operations and presents an overview of the significant changes in the results of operations for the past three fiscal years and financial condition during the past two fiscal years. This discussion should be reviewed in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.

RESULTS OF OPERATIONS

         The Corporation recorded net income of $17.1 million for the year ended December 31, 2001, compared to $11.0 million and $19.7 million in 2000 and 1999, respectively. Income from continuing operations was $19.1 million, $15.6 million and $18.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

         Net interest income decreased $1.7 million, or 3%, to $62.3 million in 2001 compared to $64.0 million in 2000. Total interest income decreased $9.2 million between 2000 and 2001, primarily due to a decrease in the average yield on the reverse mortgage portfolio from 58.92% to 29.54% between 2000 and 2001. This decline in yield translates to a $10.1 million decrease in net interest income offset in part by a $903,000 increase in net interest income reflecting the higher average balance of reverse mortgages in 2001. The long term expected yield on reverse mortgages at the end of 2001 is expected to be 24.6%, however as a result of SEC prescribed market-value accounting, yields may vary significantly from reporting period to reporting period. For further discussion of reverse mortgages, see the Investment in Reverse Mortgages discussion included in this Management Discussion and Analysis. In addition to this decrease, rates were generally lower in 2001 as the target Federal Funds and similar short term rates decreased as much as 475 basis points during the year.

         Total interest expense decreased $7.5 million from 2000 to 2001 primarily due to a decrease in the average yield on deposits of 113 basis points from 4.77% to 3.64%, and a decrease in the level of other borrowed funds of $40.l million. These items were partially offset by an increase in the average balance of interest-bearing deposits of $100.1 million. The decline in interest expense was also heavily affected by the aforementioned decline in interest rates in 2001.

         Between 1999 and 2000, interest income increased $21.5 million, while interest expense increased $6.9 million. The increase in interest income was primarily due to an increase in the average loan balances of $133.7 million between 1999 and 2000, offset in part by a $114.5 million decrease in mortgage-backed securities. In addition to this positive volume variance, overall rates were higher in 2000 than in 1999, and specifically, the average yield on reverse mortgages increased to 58.92% in 2000 from 23.87% in 1999. The increase in interest expense was the result of the growth in interest-bearing deposits by an average of $111.6 million, partially offset by a $95.0 million decrease in average borrowings. The average rates on deposits increased 56 basis points from 4.21% to 4.77%, while rates on Federal Home Loan Bank (FHLB) advances and other borrowings increased 57 basis points and 61 basis points, respectively.

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



                                                                       Year Ended December 31,
                                                 --------------------------------------------------------------------
                                                           2001 vs. 2000                        2000 vs. 1999
                                                 --------------------------------------------------------------------
                                                  Volume        Rate        Net       Volume       Rate        Net
                                                 --------    --------    --------    --------    --------    --------
                                                                         (Dollars In Thousands)
Interest income:
    Real estate loans (1) ....................   $  1,686    $ (2,983)   $ (1,297)   $  7,173    $    651    $  7,824
    Commercial loans .........................      3,010      (1,276)      1,734       2,378         475       2,853
    Consumer loans ...........................      1,824      (1,165)        659       1,966         238       2,204
    Loans held-for-sale ......................      2,359         230       2,589       1,125          93       1,218
    Mortgage-backed securities ...............        988      (3,131)     (2,143)     (7,619)      2,197      (5,422)
    Investment securities ....................     (1,574)         19      (1,555)        634           4         638
    Investment in reverse mortgages ..........        903     (10,057)     (9,154)        475      11,462      11,937
    Other ....................................      1,475      (1,511)        (36)         57         184         241
                                                 --------    --------    --------    --------    --------    --------
                                                   10,671     (19,874)     (9,203)      6,189      15,304      21,493
                                                 --------    --------    --------    --------    --------    --------

Interest expense:
    Deposits:
      Money market and interest-bearing demand      4,150      (2,165)      1,985       2,818       1,873       4,691
      Savings ................................      1,212      (4,433)     (3,221)      1,191       2,102       3,293
      Retail time deposits ...................      1,376         (83)      1,293      (1,279)        815        (464)
      Jumbo certificates of deposit ..........         65        (244)       (179)     (1,769)        195      (1,574)
      Brokered certificates of deposit .......     (6,669)        282      (6,387)      2,999         804       3,803
    FHLB of Pittsburgh advances ..............        (67)     (1,037)     (1,104)     (4,292)      2,530      (1,762)
    Trust Preferred borrowings ...............       --        (1,329)     (1,329)       --           513         513
    Other borrowed funds .....................     (2,287)       (940)     (3,227)     (1,146)        900        (246)
    Cost of funding discontinued operations ..       --         4,626       4,626        --        (1,383)     (1,383)
                                                 --------    --------    --------    --------    --------    --------
                                                   (2,220)     (5,323)     (7,543)     (1,478)      8,349       6,871
                                                 --------    --------    --------    --------    --------    --------
Net change, as reported ......................   $ 12,891    $(14,551)   $ (1,660)   $  7,667    $  6,955    $ 14,622
                                                 ========    ========    ========    ========    ========    ========

(1)  Includes commercial mortgage loans.

The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

                                                                     Year Ended December 31,
                                                           2001                                 2000
                                            -----------------------------------------------------------------------------
                                            Average                   Yield/     Average                     Yield/
                                            Balance      Interest    Rate (1)    Balance        Interest     Rate(1)
                                            -------      --------    --------    -------        --------     -------
Assets
Interest-earning assets:
  Loans (2) (3):
    Real estate loans (4)...............  $  643,807      $ 49,967     7.76%    $  622,932        $ 51,264       8.23%
    Commercial loans ...................     161,428        11,865     7.94        124,742          10,131       8.89
    Consumer loans......................     185,526        16,932     9.13        165,983          16,273       9.80
                                          ----------      --------              ----------        --------
         Total loans....................     990,761        78,764     8.06        913,657          77,668       8.63

  Mortgage-backed securities (5)........     384,821        22,975     5.97        369,780          25,118       6.79
  Loans held-for-sale (3)...............      40,116         4,066    10.14         16,577           1,477       8.91
  Investment securities (5).............      22,185         1,425     6.42         46,703           2,980       6.38
  Investment in reverse mortgages.......      34,375        10,155    29.54         32,771          19,309      58.92
  Other interest-earning assets.........      70,615         3,089     4.37         43,587           3,125       7.17
                                          ----------      --------              ----------        --------
      Total interest-earning assets.....   1,542,873       120,474     7.88      1,423,075         129,677       9.19
                                                          --------                                --------
Allowance for loan losses...............     (21,615)                              (22,427)
Cash and due from banks.................      78,085                                55,050
Other noninterest-earning assets........      51,203                                40,861
Net assets from discontinued operations      159,989                               228,544
                                          ----------                            ----------
    Total assets........................  $1,810,535                            $1,725,103
                                          ==========                            ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Money market and interest-bearing
       demand...........................  $  295,151      $  8,171     2.77%    $  158,849        $  6,186       3.89%
    Savings.............................     307,750         7,543     2.45        273,675          10,764       3.93
    Retail time deposits................     303,089        14,980     4.94        275,399          13,687       4.97
    Jumbo certificates of deposits .....      31,862         1,534     4.81         30,671           1,713       5.59
    Brokered certificates of deposits...      61,632         4,154     6.74        160,753          10,541       6.56
                                          ----------      --------              ----------        --------
         Total interest-bearing deposits     999,484        36,382     3.64        899,347          42,891       4.77
  FHLB of Pittsburgh advances...........     396,542        22,355     5.64        397,672          23,459       5.90
  Trust Preferred borrowings............      50,000         3,365     6.64         50,000           4,694       9.23
  Other borrowed funds..................      97,266         5,353     5.50        137,340           8,580       6.25
  Cost of funding discontinued operations          -        (9,271)                      -         (13,897)
                                          ----------      --------              ----------        --------
Total interest-bearing liabilities......   1,543,292        58,184     3.77      1,484,359          65,727        4.43
                                                          --------                                --------
Noninterest-bearing demand deposits.....     141,428                               119,928
Other noninterest-bearing liabilities...      20,427                                18,975
Minority interest.......................       4,979                                 3,912
Stockholders' equity....................     100,409                                97,929
                                          ----------                            ----------
    Total liabilities and stockholders'
        equity..........................  $1,810,535                            $1,725,103
                                          ==========                            ==========
Deficit of interest-earning assets
    over interest-bearing liabilities...      $ (419)                           $  (61,284)
                                              ======                            ==========
Net interest and dividend income........                  $ 62,290                                 $ 63,950
                                                          ========                                 ========
Interest rate spread....................                               4.11%                                      4.76%
                                                                       =====                                      =====

Interest rate margin....................                               4.11%                                      4.57%
                                                                       =====                                      =====

[RESTUBBED TABLE]

                                                           1999
                                            ----------------------------------
                                            Average                   Yield/
                                            Balance      Interest    Rate (1)
                                            -------      --------    --------

Assets
Interest-earning assets:
  Loans (2) (3):
    Real estate loans (4)...............   $  535,623    $  43,440      8.11%
    Commercial loans ...................       98,440        7,278      8.44
    Consumer loans......................      145,943       14,069      9.64
                                           ----------    ---------
         Total loans....................      780,006       64,787      8.45

  Mortgage-backed securities (5)........      484,254       30,540      6.31
  Loans held-for-sale (3)...............        3,739          259      6.93
  Investment securities (5).............       36,792        2,342      6.37
  Investment in reverse mortgages.......       30,890        7,372     23.87
  Other interest-earning assets.........       46,815        2,884      6.16
                                           ----------    ---------
      Total interest-earning assets.....    1,382,496      108,184      7.91
                                                         ---------
Allowance for loan losses...............      (22,705)
Cash and due from banks.................       50,640
Other noninterest-earning assets........       35,748
Net assets from discontinued operations       238,479
                                           ----------
    Total assets........................   $1,684,658
                                           ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Money market and interest-bearing
       demand...........................   $  70,400     $   1,495      2.12%
    Savings.............................     239,034         7,471      3.13
    Retail time deposits................     301,738        14,151      4.69
    Jumbo certificates of deposits .....      62,532         3,287      5.26
    Brokered certificates of deposits...     114,006         6,738      5.91
                                          ----------     ---------
        Total interest-bearing deposits.     787,710        33,142      4.21
  FHLB of Pittsburgh advances...........     473,458        25,221      5.33
  Trust Preferred borrowings............      50,000         4,181      8.36
  Other borrowed funds..................     156,544         8,826      5.64
  Cost of funding discontinued operations          -       (12,514)
                                          ----------     ---------
Total interest-bearing liabilities......   1,467,712        58,856      4.01
                                                         ---------
Noninterest-bearing demand deposits.....     105,883
Other noninterest-bearing liabilities...      20,191
Minority interest.......................       1,885
Stockholders' equity....................      88,987
                                          ----------
    Total liabilities and stockholders'
        equity..........................  $1,684,658
                                          ==========
Deficit of interest-earning assets
    over interest-bearing liabilities...  $  (85,216)
                                          ==========
Net interest and dividend income........                  $  49,328
                                                          =========
Interest rate spread....................                                3.90%
                                                                        =====

Interest rate margin....................                                3.65%
                                                                        =====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale.

         Provision for Loan Losses. The Corporation records a provision for loan losses in order to maintain the allowance for loan losses at a level which management considers its best estimate of known and probable inherent losses. Management's evaluation is based upon a continuing review of the portfolio and requires significant management judgment (see the Allowance for Loan Losses section of the Management Discussion and Analysis of Financial Condition and Results of Operations contained herein). For the year ended December 31, 2001, the Corporation recorded a provision for loan losses of $2.2 million. This increase reflects, among other things, the Company's loan growth, a change in the mix to higher margin and higher risk loans, a weakening economic environment in 2001, offset by an overall improvement in credit quality of the Corporation's loan portfolio. The provision for the years ended December 31, 2000 and 1999 were $894,000 and $1.0 million, respectively.

                  Other Income. Other income of $44.1 million in 2001, increased $26.0 million, or 144% from 2000. WNF contributed $16.4 million to the positive variance, mainly in the form of gains on the sales of loans.. WNF's gains on sales of mortgages were positively influenced by both organic growth of new business and the very favorable mortgage refinance market. Credit/debit card and ATM income grew $1.8 million during 2001, due to the continued expansion of WSFS' ATM network and customer card usage. At December 31, 2001 WSFS' CashConnect division (ATM unit) derived income from 2,724 ATMs compared to 2,001 at December 31, 2000. In addition, deposit service charges increased $1.8 to $8.8 million in 2001 primarily as a result of the 17% growth in retail deposits. In 2000, other income was negatively affected by a $4.4 million loss on the sale of securities recorded during 2000. These losses were the result of the Corporations de-leveraging strategy in which the Corporation sold below-market yielding investments to extinguish higher costing borrowings.

         Other income of $18.1 million in 2000, increased $6.5 million, or 56% from 1999. WNF contributed $4.0 million to the positive variance, mainly in the form of gains on the sale of loans. Credit/debit and ATM income grew $1.6 million during 2000, due to the expansion of WSFS' ATM network and customer card usage. At December 31, 2000 WSFS derived income from 2,001 ATMs compared to 1,049 at December 31, 1999. In addition, deposit service charges increased $1.6 million to $7.1 million in 2000, a result of the 30% growth in retail deposits. Partially offsetting these increases was a $3.8 million increase in securities losses in 2000. The Corporation recorded a $2.0 million loss on the sale of below-market yielding securities and loans in 1999. These losses were the result of the Corporation's de-leveraging strategy in which the Corporation sold below-market yielding investments to extinguish higher costing borrowings.

                  Other Expenses. Other expenses of $75.8 million in 2001, increased $14.4 million or 23% from 2000. C1FN and WNF accounted for $11.5 million of this increase mainly in salaries, benefits and other compensation. Excluding these two subsidiaries expenses increased $2.9 million, or 6% from 2000. These increases were mainly attributable to salaries and other expenses which increased $1.9 million and $1.4 million, respectively, partially offset by lower data processing and operations expense, which decreased by $925,000. During the third quarter of 2000 the Corporation re-assumed all responsibility for loan and deposit operations that were previously outsourced through the Corporation's information technology provider. Expenses previously recorded as data processing and operations are currently reflected in salaries and benefit expenses. In addition, the CashConnect division (ATM unit) continued to expand during 2001. Other expenses for 2001 included a charge of $1.1 million connected with the exit of six in-store branch offices in southeastern Pennsylvania. All other things equal, management expects net savings of over $1.0 million annually related to the exit of these branches.

         In addition, in the fourth quarter of 2001 management began a program to improve customer responsiveness, operational efficiency, and financial performance. This plan (internally called WSFS' Technology, Organizational and Process Simplification plan, or TOPS) is designed to clarify corporate strategy, simplify and better integrate technology solutions and redesign certain back office processes. Expenses related to the TOPS initiative totaled $433,000 for 2001. These costs consisted primarily of consulting fees and personnel costs. Management expects the plan will take approximately eighteen months to complete and involve approximately $3.5 million in one-time implementation expenses. Related to this program, management expects to achieve a recurring reduction in annual operating expenses of between $3.0 million and $3.5 million, once fully phased in by 2003. Successful execution of the TOPS program necessarily involves operation and execution risk such as costs/benefits varying from expectations or normal business routines being disrupted.

         Other expenses of $61.4 million in 2000, increased $18.8 million or 44% from 1999. C1FN and WNF accounted for $14.2 million of this increase, mainly in salaries, benefits and other compensation. Excluding these two startup initiatives expenses increased $5.0 million in 2000, or 12% from 1999. Increases in salaries, equipment expense, occupancy expense and other expenses were partially offset by lower data processing and operations expense. The increases were primarily attributable to investments in four new retail banking offices during the year, and the expansion of the CashConnect Division. In addition, during the third quarter of 2000 the Corporation re-assumed all responsibility for loan and deposit operations that were previously outsourced through the Corporation's information technology provider. Expenses previously recorded as data processing and operations are currently reflected in salaries and benefit expenses.

         Income Taxes. The Corporation recorded an $8.4 million tax provision for the year ended December 31, 2001 compared to a tax provision of $276,000 and $1.2 million for the years ended December 31, 2000 and 1999, respectively. The provision for income taxes includes federal, state, and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting bases and the tax reporting bases of assets and liabilities.

         Approximately $17 million in gross deferred tax assets of the Corporation at December 31, 2001 are related to built-in losses and net operating losses on reverse mortgages attributable to a former subsidiary. Management has continued to assess substantial valuation allowances on these deferred tax assets due to limitations imposed by the Internal Revenue Code, and uncertainties including the timing of when these assets are realized.

         The Internal Revenue Service (IRS) is examining the Company's U.S. income tax returns for the periods ended December 31,1995 through 1999. Management does not expect the outcome of this examination to have a material impact on the financial statements of the Corporation.

         The Corporation analyzes its projection of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly. For additional information regarding the Corporation's tax provision and net operating loss carryforwards, see Note 12 to the Consolidated Financial Statements.


FINANCIAL CONDITION

                  Total assets increased $173.6 million, or 10.0%, during 2001 to $1.9 billion. This increase occurred predominantly in loans and investment securities. These increases were partially offset by decreases of $85.5 million in net assets of discontinued operations, the effect of maturities and repayments of loans and leases at the Corporation's wholly owned indirect leasing subsidiary, WCC. Total liabilities increased $170.8 million during the year to $1.8 billion at December 31, 2001. The increase occurred primarily in retail deposits, which increased $164.4 million. Partially offsetting this increase was a $138.7 million decline in brokered deposits due to maturities. During 2001 the Corporation effectively replaced this funding source with borrowings from the FHLB, which increased $169.0 million.

         Investments. Between December 31, 2000 and December 31, 2001, total investments increased $68.0 million. During that time, federal funds sold and securities purchased under agreements to resell increased $62.3 million while interest bearing deposits at other banks increased $21.0 million. This was partially offset by a $15.5 million decrease in investment securities.

         Mortgage-backed Securities. Investments in mortgage-backed securities increased $22.0 million during 2001 to $361.7 million. This increase resulted primarily from purchases amounting to $281.0 million. This increase was partially offset by principal repayments of $257.2 million and sales of $4.1 million.

         Loans, net. Net loans, including loans held-for-sale, increased $151.9 million during 2001. This included increases of $45.9 million in commercial loans, $35.4 million in commercial real estate loans and $23.1 million in consumer loans. Residential loans, excluding loans held-for-sale, decreased by $13.7 million. The change reflects management's continued strategy to shift the mix of loans to higher margin relationships. Loans held-for-sale increased $61.4 million, the result of higher volume at the mortgage banking subsidiary WNF.

         Retail Deposits. Retail deposits grew $164.3 million, or 17%, during 2001 to $1.1 billion at December 31, 2001. Retail deposit growth was driven primarily by money market, interest demand and noninterest demand accounts which, in total, increased $116.2 million and included growth of $76.0 million from the Everbank division. The table below depicts the changes in retail deposits over the last three years:

                                                     Year Ended December 31,
                                             -----------------------------------
                                             2001            2000          1999
                                             ----            ----          ----
                                                        (In Millions)

Beginning balance........................   $  961.1      $  736.0     $  728.4
Interest credited........................       30.6          30.2         24.5
Deposit inflows (outflows), net..........      133.7         194.9        (16.9)
                                            --------      --------     --------
Ending balance...........................   $1,125.4      $  961.1     $  736.0
                                            ========      ========     ========


         Borrowings and Brokered Certificates of Deposits. Total borrowings increased $151.8 million between December 31, 2000 and December 31, 2001. Advances from the FHLB increased $169.0 million and federal funds purchased and securities sold under agreements to repurchase decreased $24.3 million. Brokered deposits declined $138.7 million between December 31, 2000 and December 31, 2001, and were replaced by retail deposit growth and additional FHLB advances.

         Stockholders' Equity. Stockholders' equity increased $2.9 million to $100.0 million at December 31, 2001. This increase included $17.1 million in net income and a $3.0 million increase in other comprehensive income. This was offset in part by the acquisition of 1.1 million shares of treasury stock for $15.7 million and dividends of $1.5 million paid to stockholders.


ASSET/LIABILITY MANAGEMENT

         The primary asset/liability management goal of the Corporation is to manage and control its interest rate risk, thereby reducing its exposure to fluctuations in interest rates, and achieving sustainable growth in net interest income over the long term. Other objectives of asset/liability management include: ensuring adequate liquidity and funding; maintaining a strong capital base; and maximizing net interest income opportunities.

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

         The repricing and maturities of the Corporation's interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2001 are set forth in the following table:

                                                            Less than          One to               Over
                                                             One Year       Five Years          Five Years        Total
                                                            ----------      ----------          ----------      ----------
                                                                                 (Dollars in Thousands)
Interest-rate sensitive assets (1):
   Real estate loans (2)..............................      $ 235,785       $ 240,504           $ 183,153      $  659,442
   Commercial loans...................................        118,060          27,221              52,507         197,788
   Consumer loans.....................................         67,381          67,125              63,861         198,367
   Mortgage-backed securities.........................        287,667          54,482              19,575         361,724
   Loans held-for-sale................................         84,692               -                  -           84,692
   Investment in reverse mortgages....................          2,492           9,417              22,030          33,939
   Investment securities..............................          6,370           2,812               5,012          14,194
   Other investments..................................        122,889              -                    -         122,889
                                                            ---------       ---------            --------      ----------
                                                              925,336         401,561             346,138       1,673,035
                                                            ---------       ---------            --------      ----------
Interest-rate sensitive liabilities:
   Money market and interest-bearing
      demand deposits ...............................         254,335               -              73,300         327,635
   Savings deposits..................................          68,972               -             244,274         313,246
   Retail time deposits..............................         221,411          79,231               2,417         303,059
   Jumbo certificates of deposit.....................          20,202           1,827                   -          22,029
   Brokered certificates of deposit..................           8,347               -                   -           8,347
   FHLB advances.....................................         110,000         175,000             110,000         395,000
   Trust preferred borrowings and interest rate cap..          50,000               -                   -          50,000
   Other borrowed funds..............................          75,480               -                   -          75,480
                                                            ---------       ---------            --------      ----------
                                                              808,747         256,058             429,991       1,494,796
                                                            ---------       ---------            --------      ----------
Excess of interest-rate sensitive
   assets over interest-rate sensitive liabilities
   ("interest-rate sensitive gap")....................     $  116,589       $ 145,503            $(83,853)     $  178,239
                                                           ==========       =========            ========      ==========

Interest-rate sensitive assets/interest-rate
   sensitive liabilities..............................        114.42%
Interest-rate sensitive gap as a percent of total
   assets.............................................          6.09%

(1) Interest-sensitive assets of discontinued operations are excluded as well as the interest-sensitive funding of discontinued operations through FHLB advances which totaled $125.0 million at December 31, 2001.
(2)  Includes commercial mortgage loans and residential mortgage loans.

         Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling rates, a positive gap would result in a decrease in net interest income while a negative gap would augment net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities, which contractually reprice within the rate period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position throughout the year.

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

         In November 1998, the Corporation purchased a ten-year interest rate cap in order to limit its exposure on $50 million of variable rate trust preferred securities issued in November 1998. This derivative instrument caps the 3-month LIBOR rate (the base rate of the Trust Preferred borrowings) at 6.00%. The Trust Preferred borrowings are classified in the less than one year category reflecting the ability to adjust upward for the balance of the term of the interest rate cap. If the three-month LIBOR rate equals or exceeds 6.00%, the Trust Preferred borrowing takes on a fixed characteristic and therefore is classified in the window corresponding to the caps maturity.


INVESTMENT IN REVERSE MORTGAGES

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

         The Corporation accounts for its investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, because of this market-value based accounting the recorded value of reverse mortgage assets include significant risk associated with estimations, and income can vary significantly from reporting period to reporting period.

         In 1993, the Corporation acquired a pool of reverse mortgages (the "1993 Pool") from the FDIC and another lender. The Corporation's investment in this pool of reverse mortgages totaled $14.6 million and $16.5 million at December 31, 2001 and December 31, 2000, respectively. Of the 281 loans that comprise the 1993 Pool at December 31, 2001, 228 loans, or 81%, are located in Delaware, New Jersey, Pennsylvania and Maryland. Management has made the assumption that future estimated collateral values are expected to decrease 1% in 2002 and remain constant thereafter.

         In November 1994, the Corporation purchased Providential Home Income Plan, Inc., a California-based reverse mortgage lender, for approximately $24.4 million. Providential's assets at acquisition primarily consisted of cash and its investment in reverse mortgages (the "1994 Pool"). The carrying value of the reverse mortgages was $19.4 million and $17.2 million at December 31, 2001 and December 31, 2000, respectively. All of the 475 loans that comprise the 1994 pool at December 31, 2001, are located in California. Future estimated collateral values are expected to decrease 1% in 2002 and increase 1% thereafter.

         At December 31, 2001, the Corporation's net investment in reverse mortgages totaled $33.9 million. The yield for the year ended December 31, 2001 was 29.54% compared to 58.92% and 23.87% for the years ended December 31, 2000 and 1999, respectively. The yields can vary significantly from period to period depending on actual and estimated cash flows. Management currently expects the long term yield to be approximately 25%. Since funding and operating costs associated with reverse mortgages are relatively small and stable, any change in reverse mortgage revenue can have a significant affect on the Corporation's pre-tax income.


MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk,

Investment Securities and Derivatives Activities." This test measures the impact on the net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of the estimated cash flows from assets and liabilities. The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value at the specified levels at December 31, 2001 and 2000, calculated in compliance with Thrift Bulletin No. 13A:

                                                               December 31,
                                     -----------------------------------------------------------------------
                                                   2001                                 2000
            Change in Interest       % Change in                           % Change in
                   Rate              Net Interest       Net Portfolio      Net Interest      Net Portfolio
              (Basis Points)          Margin (1)           Value (2)        Margin (1)          Value (2)
            ------------------       ------------       -------------      ------------      --------------
                   +300                   8%                8.93%              6%                6.34%
                   +200                   4%                8.90%              4%                6.50%
                   +100                   2%                8.82%              2%                6.68%
                      0                   0%                8.75%              0%                6.88%
                   -100                  -3%                8.34%             -2%                7.21%
                   -200 (3)              -6%                8.01%             -3%                7.82%
                   -300 (3)             -15%                7.82%             -4%                8.59%



(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate environment changes.

(2) The net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected under the various rate environment changes.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points may not be particularly meaningful at December 31, 2001 given the historically low absolute level of interest rates at that time.

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

         The following table sets forth the Corporation's non-performing assets, restructured loans and past due loans at the dates indicated:

                                                                                     December 31,
                                                            ---------------------------------------------------------------
                                                            2001            2000          1999           1998         1997
                                                            ----            ----          ----           ----         ----
                                                                                  (Dollars in Thousands)
Nonaccruing loans:
     Commercial....................................       $ 1,330        $ 2,766        $ 2,630       $ 2,182      $  1,216
     Consumer......................................           306            383            251           312           194
     Commercial mortgages..........................         1,928          2,272          1,808         2,383         3,919
     Residential mortgages.........................         3,618          2,704          2,617         3,068         3,710
     Construction..................................           351            210              -             -            38
                                                          -------        -------        -------       -------      --------

Total nonaccruing loans............................         7,533          8,335          7,306         7,945         9,077

Nonperforming investments in real estate...........             -              -              -            76           989
Assets acquired through foreclosure................           432            630            853         2,588         3,092
                                                          -------        -------        -------       -------      --------
Total nonperforming assets.........................       $ 7,965        $ 8,965        $ 8,159       $10,609      $ 13,158
                                                          =======        =======        =======       =======      ========

Restructured loans.................................       $     -        $     -        $     -       $     -      $  4,740
                                                          =======        =======        =======       =======      ========

Past due loans:
     Residential mortgages.........................       $    88        $   449        $   333       $   247      $    315
     Commercial and commercial mortgages...........           767            790            504         2,654         1,909
     Consumer......................................           244            199            197            41            82
                                                          -------        -------        -------       -------      --------

Total past due loans...............................       $ 1,099        $ 1,438        $ 1,034       $ 2,942      $  2,306
                                                          =======        =======        =======       =======      ========

Ratio of nonaccruing loans to total
     loans (1).....................................          0.72%          0.87%          0.85%         1.05%         1.20%
Ratio of allowance for loan losses to gross
     loans(1)......................................          2.05%          2.22%          2.58%         2.97%         3.16%
Ratio of nonperforming assets to total assets......          0.42%          0.52%          0.47%         0.65%         0.87%
Ratio of loan loss allowance to nonaccruing
     loans (2).....................................        277.77%        248.81%        294.16%       286.13%       252.24%
Ratio of loan loss and foreclosed asset
     allowance to total nonperforming assets (2)...        265.48%        234.01%        266.52%       216.73%       174.08%


(1)  Total loans exclude loans held-for-sale.
(2)  The applicable allowance represents general valuation allowances only.


         Total nonperforming assets decreased by $1.0 million between 2000 and 2001 after increasing by $806,000 between 1999 and 2000. The year-over-year decrease reflects the sale of a $2.3 million commercial real estate property in the fourth quarter 2001, partially offset by an increase of $914,000 in residential real estate nonperforming loans in 2001.

         An analysis of the change in the balance of nonperforming assets during the last three fiscal years is presented below:


                                                                          Year Ended December 31,
                                                                    ------------------------------------
                                                                    2001             2000          1999
                                                                    ----             ----          ----
                                                                               (In Thousands)
Beginning balance.............................................   $  8,965         $  8,159      $  10,609
      Additions...............................................      7,386            8,332          6,912
      Collections  ...........................................     (5,596)          (4,323)        (5,041)
      Transfers to accrual/restructured status................     (1,542)          (1,227)        (2,937)
      Charge-offs/write-downs.................................     (1,248)          (1,976)        (1,384)
                                                                 --------         --------      ---------

Ending balance................................................   $  7,965         $  8,965      $   8,159
                                                                 ========         ========      =========

         The ratio of nonaccruing loans to total loans decreased from 0.87% in 2000 to 0.72% in 2001. The ratio of nonperforming assets to total assets decreased from 0.52% in 2000 to 0.42% in 2001. These decreases were primarily due to the decrease in nonaccruing loans. In 2001, $5.6 million in collections of such assets, as well as $1.5 million in transfers to accrual status contributed to the reduction in nonperforming assets. Such decreases were offset by the addition of $7.4 million of loans that were not previously classified as nonperforming.

         Allowance for Loan Losses. The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant management judgement reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Management's evaluation is based upon a continuing review of these portfolios.

         Management establishes the loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements, which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

         Specific reserves are established for certain loans, in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss has been incurred.

         The formula allowances for commercial and commercial real estate loans are calculated by applying loss factors to outstanding loans in each case based on the internal risk grade of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors by risk grade have a basis in WSFS' historical loss experience for such loans and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. (See discussion on historical loss adjustment factors below.)

         Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs for six years which management believes approximates an average business cycle. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information, as adjusted for historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions. The evaluation of the inherent loss with respect to these more current conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The more current conditions, evaluated in connection with the adjustment factors, include an evaluation of the following:

         o General economic and business conditions affecting WSFS' key lending areas,

         o Credit quality trends (including trends in nonperforming loans expected to result from existing conditions),

         o   Recent loss experience in particular segments of the portfolio,

         o   Collateral values and loan-to-value ratios,

         o   Loan volumes and concentrations, including changes in mix,

         o   Seasoning of the loan portfolio,

         o   Specific industry conditions within portfolio segments,

         o   Bank regulatory examination results, and

         o Other factors, including changes in quality of the loan origination, servicing and risk management processes.

         WSFS' loan officers and risk managers meet monthly to discuss and review these conditions, and also risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, management is able to adjust specific and inherent loss estimates based upon the availability of more recent information.

        The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

                                                                                 Year Ended December 31,
                                                                   -------------------------------------------------
                                                                   2001       2000       1999       1998        1997
                                                                   ----       ----       ----       ----        ----
                                                                                 (Dollars in Thousands)
Beginning balance....................................             $21,423     $22,223    $22,732    $24,057     $23,527
Provision for loan losses............................               2,212         894      1,004        385         800
Reclass from allowance for ORE losses................                   -           -          -          -         848
Balance at acquisition of credit
    card portfolio...................................                   -         175          -          -           -
Charge-offs:
    Residential real estate..........................                 106         133        172        210         193
    Commercial real estate (1).......................                 195         376        692        608         520
    Commercial.......................................               1,000         998        437        648         169
    Consumer.........................................               1,031       1,002        720        504         452
                                                                  -------     -------    -------     ------     -------
Total charge-offs....................................               2,332       2,509      2,021      1,970       1,334
                                                                  -------     -------    -------     ------     -------

Recoveries:
    Residential real estate..........................                   1           6          -         12           2
    Commercial real estate (1).......................                  61         252        271        123          95
    Commercial.......................................                 100          70        116         74          22
    Consumer.........................................                 132         312        121         51          97
                                                                  -------     -------    -------     ------     -------
Total recoveries.....................................                 294         640        508        260         216
                                                                  -------     -------    -------     ------     -------

Net charge-offs......................................               2,038       1,869      1,513      1,710       1,118
                                                                  -------     -------    -------     ------     -------
Ending balance.......................................             $21,597     $21,423    $22,223    $22,732     $24,057
                                                                  =======     =======    =======    =======     =======

Net charge-offs to average gross
    loans outstanding, net
    of unearned income...............................               0.20%        0.20%      0.19%      0.23%       0.15%
                                                                  =======     =======    =======    =======     =======

(1)  Includes commercial mortgage and construction loans.


         For the year ended December 31, 2001, the Corporation provided $2.2 million for loan losses. This increase reflects, among other things, the Company's loan growth, a change in the mix to higher margin and higher risk loans, a weakening economic environment in 2001, offset by an overall improvement in credit quality of the Corporation's loan portfolio.

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

                                                                            December 31,
                                      ---------------------------------------------------------------------------------------------
                                              2001              2000              1999                1998              1997
                                              ----              ----              ----                ----              ----
                                      Amount(1)  Percent   Amount  Percent   Amount   Percent    Amount   Percent   Amount  Percent
                                      ---------  -------   ------  -------   ------   -------    ------   -------   ------  -------
                                                                         (Dollars in thousands)

Residential real estate..........     $ 4,039     38.2%  $ 1,754    43.2%   $ 1,389     42.7%    $   229    37.7%   $   524   37.5%
Commercial real estate...........       6,927     24.3     3,187    22.9      8,240     25.9      10,398    31.0     11,280   33.0
Commercial.......................       6,963     18.7    13,985    15.7      9,983     13.4      11,751    12.8     11,664   12.4
Consumer.........................       3,668     18.8     2,497    18.2      2,611     18.0         354    18.5        589   17.1
                                      -------    -----   -------   -----    -------    -----     -------   -----    -------  -----
Total............................     $21,597    100.0%  $21,423   100.0%   $22,223    100.0%    $22,732   100.0%   $24,057  100.0%
                                      =======    =====   =======   =====    =======    =====     =======   =====    =======  =====

(1) The implementation of SAB 102 in 2001 led to a significant change in the allocation methodologies for anticipated loan losses.


LIQUIDITY

         In accordance with Thrift Bulletin 77, the OTS requires institutions, such as WSFS to maintain adequate liquidity to assure safe and sound operation. WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 10.8% at December 31, 2001, compared to 6.4% at December 31, 2000. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary funding sources are operating earnings, deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh and other sources, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity. At December 31, 2001 and 2000, WSFS had outstanding FHLB advances of $520.0 million and $351.0 million, respectively. At December 31, 2001, WSFS had the capacity to borrow up to $774.0 million.

         The Corporation routinely enters into commitments requiring the future outlay of funds. Currently, WSFS is winding down the final year of its agreement with ALLTEL, the company that has been managing data processing operations since 1998, and will incur a minimum payment of approximately $2.4 million in 2002. WSFS is currently negotiating a new data processing contract with Metavante Corporation The Corporation also has four years remaining on a five-year commitment with telecommunication companies. Under the terms of this agreement, the average minimum payment for each of the remaining four years is $1.3 million. The aforementioned commitments, as well as loan commitments, are expected to be met through traditional funding sources, such as operating earnings, deposits, short-term borrowings, advances from the FHLB and principal repayments on loans and investments.

         During 2001, financing activities provided cash and cash equivalents of $159.1 million, while operating and investing activities used $52.4 million and $113.0 million, respectively. The cash provided by financing activities resulted primarily from additional FHLB advances and an increase in demand and savings accounts. This cash was used primarily to fund loans and purchase mortgage-backed securities.

         During 2000, operating and investing activities provided cash and cash equivalents of $836,000 and $17.7 million, respectively, while financing activities used $27.3 million. The cash provided by operating and investing activities resulted primarily from the sales of loans held-for-sale and mortgage-backed securities. This cash was used to fund the purchase of mortgage-backed securities and to fund an increase in loans, as well as to repay borrowings and purchase treasury stock. In 1999, financing activities provided $101.6 million of cash and cash equivalents, while operating and investing activities used $7.2 million and $92.9 million, respectively. The cash provided by financing activities resulted primarily from additional FHLB advances and increases in demand and time deposits. This cash was utilized to fund the purchase of investment securities and mortgage-backed securities, as well as the repayment of other borrowings, and to fund the net increase in loan volume.

         The Corporation has not used, and has no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. The Corporation's financial instruments with off-balance sheet risk are limited to obligations to fund loans to customers pursuant to existing commitments and an interest rate cap which limits the exposure to rising rates on $50 million of trust preferred floating rate debt. In addition, WSFS has not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect its liquidity or capital resources. WSFS has not, and does not intend to, trade in commodity contracts.

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

         At December 31, 2001, WSFS is classified as well-capitalized and is in compliance with all regulatory capital requirements. For additional information concerning WSFS' regulatory capital compliance see Note 10 to the Financial Statements.

         As part of its capital management strategy, the Corporation from time to time purchases its own shares of common stock to be included as treasury shares. Since 1996, the Board of Directors has approved six separate stock repurchase programs to reacquire common stock outstanding. As part of these programs, the Corporation acquired approximately 1.1 million shares in both 2000 and 2001. At December 31, 2001, the Corporation held 5.7 million shares of its common stock as treasury shares. The Corporation may continue repurchasing shares in 2002 depending on capital levels and potential uses of capital.

IMPACT OF INFLATION AND CHANGING PRICES

         The Corporation's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without consideration of the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are monetary. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or the same extent as the price of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standard Boards (FASB) issued Statement 141, Business Combinations. Statement 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16, Business Combinations, and FASB Statement 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of Statement 141 are to be accounted for using the purchase method.

         The provisions of Statement 141 apply to all business combinations initiated after June 30, 2001. Statement 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no impact on earnings, financial condition, or equity as a result of the adoption of Statement 141.

         In June 2001, the FASB issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

        The provisions of Statement 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Statement 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Corporation has $1.2 million in negative goodwill that will be recognized in income in the first quarter of 2002 as a cumulative change in accounting principle. Amortization of negative goodwill totaled $144,000 and $161,000 for the years ended December 31, 2001 and 2000, respectively. In addition, the Corporation has $958,000 in goodwill related to its investment in C1FN, that will be evaluated in the first half of 2002. Due to the number of possible outcomes associated with the anticipated exit of this business, the Corporation cannot yet assess the impairment, if any, that might occur (see General section of the Management Discussion and Analysis). Amortization of this goodwill totaled $74,000 for each of the years ended December 31, 2001 and 2000.

         In June 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Statement 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, to earnings, financial condition or equity upon adoption of this statement.

         In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of this standard on January 1, 2002 did not have a material impact, to earnings, financial condition or equity of the company.

FORWARD LOOKING STATEMENTS

        Within this annual report and financial statements management has included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in its financial statements and annual report. Management has used "forward looking statements" to describe the future plans and strategies including expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the Mid-Atlantic region and the country as a whole, loan delinquency rates, uncertainty of estimates and changes in federal and state regulation, among other factors. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Item 7A is incorporated herein by reference to page 38 - 39 of Item 7 of the 2001 annual report on Form 10K.

ITEM 8.    FINANCIAL STATEMENTS

           Independent Auditors' Report  ..........................................................       48
           WSFS Financial Corporation (and Subsidiaries):
               Management's Statement on Financial Reporting.......................................       49
               Consolidated Statement of  Operations...............................................       50
               Consolidated Statement of Condition.................................................       52
               Consolidated Statement of Changes in Stockholders' Equity...........................       53
               Consolidated Statement of Cash Flows................................................       54
               Notes to the Consolidated Financial Statements......................................       56

               (b) The following supplementary data is set forth in this Annual Report on
                   Form 10-K on the following pages:

               Quarterly Financial Summary (Unaudited).............................................       96



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WSFS Financial Corporation

         We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries (the Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated Financial Statements based on our audits.

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

         In our opinion, the consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 20 to the Financial Statements, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" in 2000.



/s/ KPMG LLP


January 21, 2002
Philadelphia, Pennsylvania

MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

To Our Stockholders:

         The management of WSFS Financial Corporation (the Corporation) is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity accounting principles generally accepted in the United States of America. This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

         There are inherent limitations in any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

         Management assessed the Corporation's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes, as of December 31, 2001 the Corporation maintained effective internal control over financial reporting, presented in conformity with accounting principles generally accepted in the United States of America.

         Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

         The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Corporation complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2001.





/s/ Marvin N. Schoenhals                             /s/  Mark A. Turner
------------------------                             ---------------------------
Marvin N. Schoenhals                                 Mark A. Turner
Chairman, President and                              Chief Operating Officer
Chief Executive Officer                              and Chief Financial Officer

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
                                                                                  2001            2000           1999
                                                                                --------        --------       --------
                                                                             (Dollars In Thousands, Except per Share Data)
Interest income:
Interest and fees on loans..............................................        $ 82,830         $ 79,145       $ 65,046
Interest on mortgage-backed securities..................................          22,975           25,118         30,540
Interest and dividends on investment securities.........................           1,425            2,980          2,342
Interest on investments in reverse mortgages............................          10,155           19,309          7,372
Other interest income...................................................           3,089            3,125          2,884
                                                                                --------         --------       --------
                                                                                 120,474          129,677        108,184
                                                                                --------         --------       --------
Interest expense:
Interest on deposits ...................................................          35,152           42,891         33,142
Interest on Federal Home Loan Bank advances.............................          15,923           14,583         16,965
Interest on federal funds purchased and securities sold under
  agreements to repurchase..............................................           3,353            4,801          5,621
Interest on trust preferred borrowings..................................           3,365            2,918          2,812
Interest on other borrowings............................................             391              534            316
                                                                                --------         --------       --------
                                                                                  58,184           65,727         58,856
                                                                                --------         --------       --------
Net interest income.....................................................          62,290           63,950         49,328
Provision for loan losses...............................................           2,212              894          1,004
                                                                                --------         --------       --------
Net interest income after provision for loan losses.....................          60,078           63,056         48,324
                                                                                --------         --------       --------

Other income:
Loan servicing fee income ..............................................           3,247            2,219          2,075
Deposit service charges.................................................           8,805            7,050          5,464
Credit/debit card and ATM income .......................................           7,301            5,544          3,914
Securities gains (losses) ..............................................              82           (4,368)          (602)
Gain (loss) on sale of loans............................................          20,765            3,936           (993)
Other income............................................................           3,931            3,720          1,721
                                                                                --------         --------       --------
                                                                                  44,131           18,101         11,579
                                                                                --------         --------       --------
Other expenses:
Salaries, benefits and other compensation...............................          40,199           29,991         18,950
Equipment expense.......................................................           4,664            4,448          3,133
Data processing and operations expense..................................           4,760            5,243          5,896
Occupancy expense.......................................................           5,438            4,290          3,422
Marketing expense.......................................................           2,714            2,893          1,570
Professional fees.......................................................           2,949            3,113          2,343
Other operating expenses................................................          15,104           11,450          7,354
                                                                                --------         --------       --------
                                                                                  75,828           61,428         42,668
                                                                                --------         --------       --------
Income from continuing operations before minority interest, taxes and
  cumulative effect of change in accounting principle...................          28,381           19,729         17,235
Less minority interest..................................................            (189)          (3,735)          (972)
                                                                                --------         --------       --------
Income from continuing operations before taxes and cumulative effect
  of change in accounting princip.......................................          28,570           23,464         18,207
Income tax provision....................................................           9,461            6,586            121
                                                                                --------         --------       --------
Income from continuing operations before cumulative effect of change
  in accounting principle...............................................          19,109           16,878         18,086
Cumulative effect of change in accounting principle, net of $837,000
  in tax benefit........................................................               -           (1,256)
                                                                                --------         --------       --------
Income from continuing operations.......................................          19,109           15,622         18,086
(Loss) income from discontinued operations, net of taxes................               -           (2,392)         1,623
(Loss) on wind-down of discontinued operations, net of tax benefit of
  $1.1 million in 2001 and $4.0 million in 2000.........................          (2,026)          (2,211)             -
                                                                                --------         --------       --------
Net income..............................................................        $ 17,083         $ 11,019       $ 19,709
                                                                                ========         ========       ========


                                                                                          Year Ended December 31,
                                                                                 ------------------------------------------
                                                                                    2001           2000            1999
                                                                                 ----------     ----------      ----------
                                                                               (Dollars In Thousands, Except per Share Data)
Earnings per share:
  Basic:
     Income from continuing operations before cumulative effect of
        change in accounting principle, net of tax benefit................        $  1.99         $  1.58        $  1.60
     Cumulative effect of change in accounting principle,
        net of tax benefit................................................              -           (0.12)             -
                                                                                  -------         -------        -------
     Income from continuing operations....................................           1.99            1.46           1.60
     (Loss) income from discontinued operations, net of taxes.............              -           (0.22)          0.14
     (Loss) on wind-down of discontinued operations, net of tax benefit...          (0.21)          (0.21)             -
                                                                                  -------         -------        -------
         Net income ......................................................        $  1.78         $  1.03        $  1.74
                                                                                  =======         =======        =======

  Diluted:
     Income from continuing operations before cumulative effect of
       change in accounting principle, net of tax benefit.................        $  1.97         $  1.58        $  1.59
     Cumulative effect of change in accounting principle,
        net of tax benefit................................................              -           (0.12)             -
                                                                                  -------         -------        -------
     Income from continuing operations....................................           1.97            1.46           1.59
     (Loss) income from discontinued operations, net of taxes.............              -           (0.22)          0.14
     (Loss) on wind-down of discontinued operations, net of tax benefit...          (0.21)          (0.21)             -
                                                                                  -------         -------        -------
         Net income ...................................................           $  1.76         $  1.03        $  1.73
                                                                                  =======         =======        =======




The accompanying notes are an integral part of these Financial Statements.

CONSOLIDATED STATEMENT OF CONDITION

                                                                                                     December 31,
                                                                                           ------------------------------
                                                                                              2001               2000
                                                                                           ------------      ------------
                                                                                                    (In Thousands)
Assets

Cash and due from banks..................................................................  $  104,813         $   87,849
Federal funds sold and securities purchased under agreements to resell...................      65,779              3,500
Interest-bearing deposits in other banks.................................................      28,360              7,318
Investment securities held-to-maturity (market value: 2001-$12,802, 2000-$14,938)........      12,396             14,746
Investment securities available-for-sale......................................                  1,798             14,994
Mortgage-backed securities held-to-maturity (market value: 2001-$71,592, 2000-$106,604)..      70,285            107,663
Mortgage-backed securities available-for-sale............................................     291,439            232,055
Investment in reverse mortgages, net.....................................................      33,939             33,683
Loans held-for-sale......................................................................      84,741             23,313
Loans, net of allowance for loan losses of $21,597 at December 31, 2001 and
  $21,423 at December 31, 2000...........................................................   1,030,631            940,178
Stock in Federal Home Loan Bank of Pittsburgh, at cost...................................      28,750             28,500
Assets acquired through foreclosure......................................................         432                630
Premises and equipment...................................................................      16,438             16,788
Accrued interest and other assets........................................................      28,824             28,348
Net assets of discontinued operations....................................................     114,273            199,751
                                                                                           ----------         ----------

Total assets.............................................................................  $1,912,898         $1,739,316
                                                                                           ==========         ==========

Liabilities and Stockholders' Equity

Liabilities:

Deposits:
  Noninterest-bearing demand.............................................................  $  171,801         $  139,128
  Money market and interest-bearing demand ..............................................     327,635            244,120
  Savings................................................................................     313,246            289,382
  Time...................................................................................     303,059            282,839
  Jumbo certificates of deposit - retail.................................................       9,695              5,611
                                                                                           ----------         ----------
            Total retail deposits .......................................................   1,125,436            961,080
  Jumbo certificates of deposit..........................................................      12,334             13,419
  Brokered certificates of deposit-other.................................................       8,347            147,092
                                                                                           ----------         ----------
             Total deposits..............................................................   1,146,117          1,121,591

Federal funds purchased and securities sold under agreements to repurchase ..............      45,000             69,300
Federal Home Loan Bank advances..........................................................     520,000            351,000
Trust preferred borrowings...............................................................      50,000             50,000
Other borrowed funds.....................................................................      30,480             23,338
Accrued expenses and other liabilities...................................................      15,497             21,065
                                                                                           ----------         ----------
Total liabilities........................................................................   1,807,094          1,636,294
                                                                                           ----------         ----------

Commitments and contingencies

Minority Interest........................................................................       5,801              5,876

Stockholders' Equity:

Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
  issued and outstanding.................................................................           -                  -
Common stock $.01 par value, 20,000,000 shares authorized; issued
  14,823,651 at December 31, 2001, and 14,813,403 at December 31, 2000...................         148                148
Capital in excess of par value ..........................................................      59,079             58,985
Accumulated other comprehensive income...................................................       3,146                197
Retained earnings........................................................................     107,950             92,409
Treasury stock at cost, 5,677,169 shares at December 31, 2001 and 4,629,769
  shares at December 31, 2000............................................................     (70,320)           (54,593)
                                                                                           ----------         ----------
Total stockholders' equity...............................................................     100,003             97,146
                                                                                           ----------         ----------
Total liabilities, minority interest and stockholders' equity............................  $1,912,898         $1,739,316
                                                                                           ==========         ==========

The accompanying notes are an integral part of these Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                           Accumulated
                                                              Capital         Other                                  Total
                                                   Common    in Excess    Comprehensive   Retained    Treasury     Stockholders'
                                                    Stock   of Par Value  Income (Loss)   Earnings      Stock         Equity
                                                   ------   ------------  -------------   --------    --------     -------------
                                                                                 (In Thousands)
Balance, January 1, 1999....................       $   147     $ 57,696     $   236      $ 64,657    $ (36,984)      $ 85,752

Comprehensive income:
   Net income...............................             -            -           -        19,709            -         19,709
   Other comprehensive income (1)...........             -            -      (3,501)            -            -         (3,501)
                                                                                                                    --------
Total comprehensive income..................                                                                          16,208
                                                                                                                    --------
Cash dividend, $.12 per share...............             -            -           -        (1,366)            -        (1,366)
Exercise of common stock options ...........             1          388           -             -             -           389
Treasury stock at cost, 335,500 shares (2)..             -            -           -             -        (4,931)       (4,931)
Increase in investment in subsidiary........             -          101           -             -             -           101
                                                    ------     --------     -------      --------     ---------      --------
Balance, December 31, 1999 .................        $  148     $ 58,185     $(3,265)     $ 83,000     $ (41,915)     $ 96,153
                                                    ======     ========     =======      ========     =========      ========

Comprehensive income:
   Net income...............................             -            -           -        11,019             -        11,019
   Other comprehensive income (1)...........             -            -       3,462             -             -         3,462
                                                                                                                    --------
Total comprehensive income..................                                                                          14,481
                                                                                                                    --------
Cash dividend, $.15 per share...............             -            -           -        (1,610)            -        (1,610)
Exercise of common stock options ...........             -          103           -             -             -           103
Treasury stock at cost, 1,101,500 (3)
  shares ...................................             -            -           -             -       (12,678)      (12,678)
Increase in investment in subsidiary                     -          697           -             -             -           697
                                                    ------     --------     -------      --------     ---------      --------
Balance, December 31, 2000 .................        $  148     $ 58,985     $   197      $ 92,409      $(54,593)     $ 97,146
                                                    ======     ========     =======      ========     =========      ========
Comprehensive income:
   Net income...............................             -            -           -        17,083             -        17,083
   Other comprehensive income (1)...........             -            -       2,949             -             -         2,949
                                                                                                                    --------
Total comprehensive income..................                                                                          20,032
                                                                                                                    --------
Cash dividend, $.16 per share                            -            -                    (1,542)            -        (1,542)
Exercise of common stock options ...........             -           94           -             -             -            94
Treasury stock at cost, 1,047,400 shares(4)              -            -           -             -       (15,727)      (15,727)
                                                    ------     --------     -------      --------     ---------      --------
Balance, December 31, 2001 .................        $  148     $ 59,079     $ 3,146      $107,950      $(70,320)     $100,003
                                                    ======     ========     =======      ========     =========      ========

(1)  Other Comprehensive Income:
                                                    2001         2000         1999
                                                   ------       ------       ------
     Net unrealized holding gains (losses) on
      securities available-for-sale arising
      during the period net of taxes
      (2001 - $1.0 million, 2000 - $373,000,
      1999 - $(2.1) million)....................  $ 2,743      $   608      $(3,892)

     Net unrealized holding gain (losses)
      arising during the period on derivatives
      used for cash flow hedge, net of
      taxes (2001 - $139,000 and
      2000 - $(917,000))........................      257       (1,703)           -

     Reclassification for (gains) losses
      included in income,  net of taxes
      (2001 - $31,000, 2000 - $(1.7)
      million, 1999 - $(211,000))...............      (51)       2,729          391
                                                  -------      -------      -------

     Total other comprehensive income (loss),
      before other comprehensive income that
      resulted from the cumulative effect of
      a change in accounting principle,
      net of taxes..............................    2,949        1,634       (3,501)

     Net unrealized gain on derivatives used for
      cash flow hedging as a result of adopting
      SFAS No.133,  net of $985,000 tax benefit.        -        1,828            -
                                                  -------      -------      -------

     Total other comprehensive income (loss)....  $ 2,949      $ 3,462      $(3,501)
                                                  =======      =======      =======

(2)  Net of reissuances of 4,500 shares
(3)  Net of reissuances of 5,000 shares
(4)  Net of reissuances of 5,000 shares


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                                     -----------------------------------
                                                                                      2001         2000          1999
                                                                                     ------       -------       --------
                                                                                              (In Thousands)
Operating activities:

Net income...................................................................      $  17,083     $  11,019      $  19,709
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
     Provision for loan losses...............................................          2,212           894          1,004
     Depreciation, accretion and amortization ...............................          4,983         2,366          2,724
     Increase in accrued interest receivable and other assets................         (3,176)       (2,725)        (3,416)
     Origination of loans held-for-sale .....................................       (624,481)     (189,239)       (56,011)
     Proceeds from sales of loans held-for-sale..............................        566,686       187,104         32,528
     (Decrease) increase in accrued interest payable and other liabilities...         (5,640)        3,706          2,146
     Increase in reverse mortgage capitalized interest, net .................        (10,003)      (19,111)        (7,052)
     Minority interest in net income.........................................           (189)       (3,735)          (972)
     Other, net .............................................................            122        10,557          2,152
                                                                                    --------     ---------       --------
Net cash (used for) provided by operating activities.........................        (52,403)          836         (7,188)
                                                                                    --------     ---------       --------

Investing activities:

     Net (increase) decrease of interest-bearing deposits in other banks.....        (21,042)          708           (508)
     Maturities of investment securities ....................................         90,349         9,155         16,577
     Sales of investment securities available-for-sale.......................            644        36,199         20,000
     Sales of mortgage-backed securities available-for-sale .................          4,095       219,235              -
     Purchases of investment securities held-to-maturity.....................              -        (8,952)        (2,295)
     Purchases of investment securities available-for-sale...................        (75,246)      (27,962)       (34,148)
     Repayments of mortgage-backed securities held-to-maturity ..............         37,116        25,383        108,436
     Repayments of mortgage-backed securities available-for-sale.............        220,076        72,436         67,963
     Purchases of mortgage-backed securities held-to-maturity ...............              -             -       (101,369)
     Purchases of mortgage-backed securities available-for-sale..............       (280,969)     (210,376)       (69,881)
     Repayments on reverse mortgages.........................................         17,304        21,904         19,878
     Disbursements for reverse mortgages.....................................         (7,413)       (8,230)        (9,456)
     Purchase of loans ......................................................        (24,512)      (36,829)       (74,721)
     Net increase in loans ..................................................        (72,146)      (69,183)       (26,036)
     Net increase in stock of Federal Home Loan Bank of Pittsburgh ..........           (250)            -         (5,500)
     Payments for investment in real estate..................................              -        (1,991)             -
     Receipts from investments in real estate................................            270            -               -
     Sales of assets acquired through foreclosure, net ......................            766         1,469          3,259
     Premises and equipment, net.............................................         (1,992)       (5,298)        (5,089)
                                                                                    --------     ---------       --------
Net cash (used for) provided by investing activities.........................       (112,950)       17,668        (92,890)
                                                                                    --------     ---------       --------

                                                                                                 (Continued on next page)


                                                                                           Year Ended December 31,
                                                                                     -----------------------------------
                                                                                      2001         2000          1999
                                                                                     ------       -------       --------
                                                                                              (In Thousands)
Financing activities:

    Net increase in demand and savings deposits..............................       147,319       224,155        67,537
    Net decrease in time deposits ...........................................      (115,715)       (3,733)      (11,598)
    Receipts from FHLB borrowings ...........................................       370,000       692,500       210,000
    Repayments of FHLB borrowings ...........................................      (201,000)     (856,500)     (155,000)
    Receipts from reverse repurchase agreements..............................             -        46,588       111,211
    Repayments of reverse repurchase agreements .............................       (24,300)     (116,229)     (125,775)
    Net (decrease) increase in federal funds purchased.......................             -        (5,000)        5,000
    Net decrease in obligations under capital lease..........................          (125)         (103)            -
    Dividends paid on common stock...........................................        (1,542)       (1,610)       (1,366)
    Issuance of common stock and exercise of employee stock options .........            94           103           389
    Purchase of treasury stock, net of re-issuance...........................       (15,727)      (12,678)       (4,931)
    Increase in investment in subsidiary.....................................             -             -           101
    Minority interest........................................................           114         5,174         6,039
                                                                                  ---------     ---------     ---------
    Net cash provided by (used for) financing activities.....................       159,118       (27,333)      101,607
                                                                                  ---------     ---------     ---------
    (Decrease) increase in cash and cash equivalents from continuing
       operations                                                                    (6,235)       (8,829)        1,529
    Change in net assets from discontinued operations........................        85,478        41,012       (19,111)
    Cash and cash equivalents at beginning of period ........................        91,349        59,166        76,748
                                                                                  ---------     ---------     ---------
    Cash and cash equivalents at end of period ..............................     $ 170,592     $  91,349     $  59,166
                                                                                  =========     =========     =========

Supplemental Disclosure of Cash Flow Information:

   Cash paid for interest during the year ..................................      $ 62,977      $ 79,377      $  68,231
   Cash paid for income taxes, net .........................................         8,874         1,713          1,041
   Loans transferred to assets acquired through foreclosure ................           648         1,199          1,421
   Net change in other comprehensive income.................................         2,949         3,462         (3,501)
   Assets transferred from held-to-maturity to available-for-sale upon adoption of SFAS No.133:
     Investment securities..................................................             -         2,000              -
     Mortgage-backed securities.............................................             -       128,981              -



The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company organized under the laws of the State of Delaware. The Corporation's principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (WSFS), is a federal savings bank organized under the laws of the United States which at December 31, 2001 conducted operations from 27 retail banking offices located in northern Delaware and southeastern Pennsylvania. In January 2002, the Corporation transferred 5 in-store branches to another financial institution.

         In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The material estimates that are particularly susceptible to significant changes in the near term relate to the allowance for loan losses and the valuations of the interest rate cap, other real estate owned, deferred tax assets, investment in reverse mortgages and reserve for discontinued operations.

         Basis of Presentation

         The consolidated Financial Statements include the accounts of the parent company, WSFS Capital Trust I, WSFS and its wholly-owned subsidiaries, 838 Investment Group, Inc. and Star States Development Company (SSDC) as well as not wholly-owned, but majority controlled and consolidated subsidiaries, Wilmington National Finance, Inc. (WNF) and CustomerOne Financial Network, Inc.
(C1FN). See Note 19 for further discussion of non-wholly owned but consolidated subsidiaries. As discussed in Note 2 of the Financial Statements, the results of WSFS Credit Corporation, the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations, retroactively restated for all periods presented.

         WSFS Capital Trust I was formed in 1998 to sell Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of its higher rate debt.

         838 Investment Group, Inc. markets various third party insurance and securities products to Bank customers through WSFS' branch system.

         SSDC was originally formed to acquire, develop and market improved and unimproved real estate either through wholly-owned subsidiaries or investments in joint ventures. SSDC remains inactive.

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

         There were no investment and mortgage-backed securities classified as "trading" during 2001, 2000 and 1999.

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

         Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.

         Investment in Reverse Mortgages

         The Corporation accounts for its investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, because of this market-value based accounting the recorded value of reverse mortgage assets include significant risk associated with estimations and income recognition can vary significantly from reporting period to reporting period.

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

         Allowances for Losses

         The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant management judgement reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Management's evaluation is based upon a continuing review of these portfolios.

         Management establishes the loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements, which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

         Specific reserves are established for certain loans, in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss has been incurred.

         The formula allowances for commercial and commercial real estate loans are calculated by applying loss factors to outstanding loans in each case based on the internal risk grade of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors by risk grade have a basis in WSFS' historical loss experience for such loans and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. (See discussion of historical loss adjustment factors below.)

         Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs for six years which management believes approximates an average business cycle. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information, as adjusted for historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions. The evaluation of the inherent loss with respect to these more current conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The more current conditions, evaluated in connection with the adjustment factors, include an evaluation of the following:

         o General economic and business conditions affecting WSFS' key lending areas,
         o Credit quality trends (including trends in nonperforming loans expected to result from existing conditions),
         o   Recent loss experience in particular segments of the portfolio,
         o   Collateral values and loan-to-value ratios,
         o   Loan volumes and concentrations, including changes in mix,
         o   Seasoning of the loan portfolio,

         o   Specific industry conditions within portfolio segments,
         o   Bank regulatory examination results, and
         o Other factors, including changes in quality of the loan origination, servicing and risk management processes.

         WSFS' loan officers and risk managers meet monthly to discuss and review these conditions, and also risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, management is able to adjust specific and inherent loss estimates based upon the availability of more recent information.

         Allowances for estimated losses on investments in real estate and assets acquired through foreclosure are provided if the carrying value exceeds the fair value less estimated disposal costs. Consideration is also given to examinations performed by regulatory authorities.

         Assets Held-for-Sale

         Assets held-for-sale include loans held-for-sale and are carried at the lower of cost or market of the aggregate or in some cases individual assets. Vehicles that have been returned to the Company upon the expiration of their lease terms have been included in the net assets of discontinued operations.

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

         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        2001        2000        1999
                                                                                        ----        ----        ----
                                                                                    (In Thousands, except per share data)
  Numerator:
     Income from continuing operations before cumulative effect
       of change in accounting principle, net of tax benefit..................          $19,109     $16,878     $18,086
       Cumulative effect of change in accounting principle, net of tax benefit.               -      (1,256)          -
                                                                                        -------     -------     -------
     Income from continuing operations.........................................          19,109      15,622      18,086
       (Loss) income from discontinued operations, net of taxes................               -      (2,392)      1,623
       (Loss) on wind-down of discontinued operations, net of tax benefit......          (2,026)     (2,211)          -
                                                                                        -------     -------     -------
     Net income................................................................         $17,083     $11,019     $19,709
                                                                                        =======     =======     =======
  Denominator:
    Denominator for basic earnings per share -
      weighted average shares .................................................           9,579      10,652      11,352
    Effect of dilutive securities:
      Employee stock options...................................................             114          14          53
                                                                                        -------     -------     -------
    Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed exercise.........................................................           9,693      10,666      11,405
                                                                                        =======     =======     =======
Earnings per share:
    Basic:
      Income from continuing operations before cumulative effect of
       change in accounting principle, net of tax benefit......................            1.99        1.58        1.60
       Cumulative effect of change in accounting principle, net of tax benefit.               -        (.12)          -
                                                                                        -------     -------     -------
     Income from continuing operations.........................................            1.99        1.46        1.60
       (Loss) income from discontinued operations, net of taxes................               -        (.22)        .14
       (Loss) on wind-down of discontinued operations, net of tax benefit                  (.21)       (.21)          -
                                                                                        -------     -------     -------
     Net income................................................................         $  1.78     $  1.03     $  1.74
                                                                                        =======     =======     =======
    Diluted:
     Income from continuing operations before cumulative effect of
       change in accounting principle, net of tax benefit......................            1.97        1.58        1.59
       Cumulative effect of change in accounting principle, net of tax benefit.               -        (.12)          -
                                                                                        -------     -------     -------
     Income from continuing operations.........................................            1.97        1.46        1.59
       (Loss) income from discontinued operations, net of taxes................               -        (.22)        .14
       (Loss) on wind-down of discontinued operations, net of tax benefit......            (.21)       (.21)          -
                                                                                        -------     -------     -------
     Net income................................................................         $  1.76     $  1.03     $  1.73
                                                                                        =======     =======     =======

     Outstanding common stock equivalents having no dilutive effect............             146         562         249


2.  Discontinued Operations of a Business Segment

         On December 21, 2000, the Board of Directors of WSFS Financial Corporation approved plans to discontinue the operations of WCC. WCC, which had 4,600 lease contracts and 1,800 loan contracts at December 31, 2001, no longer accepts new applications but will continue to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of December 2003.

         Accounting for discontinued operations of a business segment requires that the Company forecast operating results over the wind-down period and accrue any expected net losses. The historic results of WCC's operations, the accrual of expected losses to be incurred over the wind-down period, and the future reported results of WCC are required to be treated as Discontinued Operations of a Business Segment, and shown in summary form separately from the Company's results of continuing operations in reported results of the Corporation. Prior periods are restated, as required by accounting principles generally accepted in the United States of America.

         As a result, net operating losses of $2.4 million for the year ended December 31, 2000 and net income of $1.6 million for the year ended December 31, 1999 were reclassified from continuing operations to discontinued operations. In addition in 2000, the Corporation recognized a charge of $2.2 million, net of $4.0 million in tax benefits related to net operating loss carryforwards, for the expected loss over the projected three-year wind-down period. A $6.2 million pretax reserve was established to absorb these expected future losses.

         During 2001, used vehicle values continued to deteriorate. This decline was exacerbated and continues to be affected by, among other things, the continued incenting of new vehicles by auto manufacturers. As a result, management's analysis of residual losses as of December 31, 2001 indicated that additional reserves were needed for the expected losses in the business during its wind-down. Accordingly, management recorded an additional $3.1 million, pre-tax, for expected losses over the wind-down period. The balance of reserves for residual losses represents management's best estimate of losses inherent to the remaining portfolio. As of December 31, 2001, there were $87 million of contractual residuals still on lease for which management has estimated $15.5 million in probable losses. The losses have been inherently provided for in residual reserves and reserves for discontinued operations.

         Due to the uncertainty of a number of factors, including residual values, interest rate volatility and credit quality, this reserve will be reevaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. Accounting for discontinued operations also requires that the net assets (assets less third party liabilities) be reclassified on the balance sheet to a single line item, Net assets of discontinued operations.

         The following chart depicts the net assets of discontinued operations at December 31, 2001 and 2000:

                                                                       At December 31,
                                                              ---------------------------------
                                                                 2001                2000
                                                                       (In Thousands)

         Vehicles under operating leases, net................  $102,288           $ 175,745
         Net loans...........................................    16,131              27,877
         Other non-cash assets...............................     3,241               4,062
         Less:
             Reserve for losses of discontinued operations...     6,365               6,169
             Other liabilities...............................     1,022               1,764
                                                               --------            --------

         Net assets of discontinued operations...............  $114,273            $199,751
                                                               ========            ========


              The following table depicts the net income (loss) from discontinued operations for the years ended December 31, 2001, 2000 and 1999:



                                                                                        Year Ended December 31,
                                                                                 -------------------------------------
                                                                                  2001            2000           1999
                                                                                 ------          ------         ------
                                                                                             (In Thousands)
Interest income.........................................................         $ 1,870          $ 1,998        $ 1,996
Allocated interest expense (1).........................................            9,271           13,897         12,514
                                                                                 -------          -------        -------
Net interest expense....................................................          (7,401)         (11,899)       (10,518)
Provision for loan losses...............................................               -                -              -
                                                                                 -------          -------        -------
Net interest income after provision for loan losses.....................          (7,401)         (11,899)       (10,518)
                                                                                 -------          -------        -------

Loan and lease servicing fee income ....................................             301              723          1,440
Rental income on operating leases, net.................................            7,730            9,214         13,569
Other income...........................................................               14               42             46
                                                                                 -------          -------        -------
                                                                                   8,045            9,979         15,055
Other operating expenses.............................................              2,066            1,987          1,832
(Loss) income before taxes.............................................           (1,422)          (3,907)         2,705
Charges against the reserve for discontinued operations................            1,422
Income tax provision  (benefit) .......................................                -           (1,515)         1,082
                                                                                 -------          -------        -------

(Loss) income from discontinued operations.............................          $     -          $(2,392)       $ 1,623
(Loss) on wind down of discontinued operations.........................           (2,026)          (2,211)             -
                                                                                 -------          -------        -------
                                                                                 $(2,026)         $(4,603)       $ 1,623
                                                                                 =======          =======        =======


(1) Allocated interest expense was based on the Company's annual average wholesale borrowings rate which approximated a marginal funding cost of this business segment and was 5.65%, 6.28% and 5.65% for the years 2001, 2000 and 1999, respectively. Beginning in December 2001, the allocated interest expenses is based on a direct matched-maturity funding of the net non-cash assets of discontinued operations.

3.  INVESTMENT SECURITIES

                                                                                     Gross            Gross
                                                                Amortized          Unrealized       Unrealized     Fair
                                                                   Cost              Gains            Losses       Value
                                                                ----------        ------------     -----------     ------
                                                                                        (In Thousands)
Available-for-sale securities:

     December 31, 2001:
       Corporate bonds...............................             $  1,805          $    1            $    8       $ 1,798
                                                                  --------          ------            ------       -------
                                                                  $  1,805          $    1            $    8       $ 1,798
                                                                  ========          ======            ======       =======
     December 31, 2000:
       U.S. Government and agencies..................             $  1,894          $    -            $    1       $ 1,893
       Corporate bonds...............................               13,104              16                19        13,101
                                                                  --------          ------            ------       -------
                                                                  $ 14,998          $   16            $   20       $14,994
                                                                  ========          ======            ======       =======
Held-to-maturity:

    December 31, 2001:
       Corporate bonds...............................             $  1,372          $    6            $   20       $ 1,358
       State and political subdivisions..............               11,024             631               211        11,444
                                                                  --------          ------            ------       -------
                                                                  $ 12,396          $  637            $  231       $12,802
                                                                  ========          ======            ======       =======
     December 31, 2000:
       Corporate bonds...............................             $  3,885          $   13            $   74       $ 3,824
       State and political subdivisions...............              10,861             258                 5        11,114
                                                                  --------          ------            ------       -------
                                                                  $ 14,746          $  271            $   79       $14,938
                                                                  ========          ======            ======       =======

         Securities with book values aggregating $11.5 million at December 31, 2001 were pledged as collateral for WSFS' Treasury Tax and Loan account with the Federal Reserve Bank and certain municipal deposits which require collateral. Accrued interest receivable relating to investment securities was $211,000 and $457,000 at December 31, 2001 and 2000, respectively. Substantially, all of the interest and dividends on investment securities represented taxable income.

         The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at December 31, 2001 were as follows :


                                                                       Held-to-Maturity             Available-for-Sale
                                                                   -------------------------     ------------------------
                                                                    Amortized       Fair          Amortized        Fair
                                                                      Cost          Value           Cost           Value
                                                                   ------------    -------       ------------     -------
                                                                                       (In Thousands)
Within one year .......................................             $     62        $     64         $     -      $     -
After one year but within five years...................                2,772           2,981             305          306
After five but within ten years........................                4,401           4,709           1,500        1,492
After ten years........................................                5,161           5,048              -             -
                                                                    --------        --------         -------      -------
                                                                     $12,396         $12,802         $ 1,805      $ 1,798
                                                                     =======         =======         =======      =======

         Proceeds from the sale of investment securities available-for-sale during 2001 were $644,000, with no gain or loss. There were also corporate bonds called by the issuer totaling $2.5 million, with losses of $5,000 and gains of $9,000 realized on these calls. Proceeds from the sale of investments during 2000 and 1999 were $36.1 million and $20.0 million, respectively. Net losses of $49,000 and $9,000 were realized on these sales in 2000 and 1999, respectively. In addition, in 2000 there was a gain of $40,000 on the sale of common stock received from the demutualization of insurance companies of which WSFS was a policy holder. The cost basis for all investment security sales was based on the specific identification method. There were no sales of securities classified as held-to-maturity. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 133 in 2000, $2.0 million of corporate bonds were reclassified from held-to maturity, to available-for-sale.

4.  MORTGAGE-BACKED SECURITIES

                                                                               Gross              Gross
                                                               Amortized     Unrealized        Unrealized          Fair
                                                                 Cost          Gains              Losses           Value
                                                               ---------     ----------        ----------         -------
                                                                                      (In Thousands)
Available-for-sale securities:

December 31, 2001:
  Collateralized mortgage obligations .................         $257,618       $  3,206          $    40        $ 260,784
  FNMA ................................................           15,173            103                -           15,276
  FHLMC................................................           15,200              -               61           15,139
  GNMA.................................................              230             10                -              240
                                                                --------       --------          -------        ---------
                                                                $288,221       $  3,319          $   101        $ 291,439
                                                                ========       ========          =======        =========

  Weighted average yield...............................             5.47%

December 31, 2000:
  Collateralized mortgage obligations .................         $229,882       $    617          $   617        $ 229,882
  FNMA.................................................            1,153              -               12            1,141
  FHLMC................................................            1,034              -                2            1,032
                                                                --------       --------          -------        ---------
                                                                $232,069       $    617          $   631        $ 232,055
                                                                ========       ========          =======        =========

  Weighted average yield...............................             7.04%

Held-to-maturity securities:

December 31, 2001:
  Collateralized mortgage obligations..................         $ 31,889       $    831          $     80       $  32,640
  FNMA.................................................           18,355            254                 -          18,609
  FHLMC................................................           20,041            305                 3          20,343
                                                                --------       --------          -------        ---------
                                                                $ 70,285       $  1,390          $     83       $  71,592
                                                                ========       ========          =======        =========

  Weighted average yield...............................             6.20%

December 31, 2000:
  Collateralized mortgage obligations..................         $ 56,091       $    103           $   523       $  55,671
  FNMA.................................................           24,908              -               351          24,557
  FHLMC................................................           26,664              1               289          26,376
                                                                --------       --------          -------        ---------
                                                                $107,663       $    104           $ 1,163       $ 106,604
                                                                ========       ========          =======        =========

  Weighted average yield...............................         6.41%


         At December 31, 2001, mortgage-backed securities with book values aggregating $96.1 million were pledged as collateral for retail customer repurchase agreements, securities sold under agreements to repurchase and FHLB borrowings. Accrued interest receivable relating to mortgage-backed securities was $2.1 million and $2.0 million at December 31, 2001 and 2000, respectively. Proceeds from the sale of mortgage backed securities available for sale were $4.1 million in 2001, resulting in a gain of $78,000. There were no sales of mortgage-backed securities classified as held to maturity, nor transfers between categories of mortgage-backed securities in 2001. During 2000, as part of a deleveraging strategy, WSFS received proceeds of $180.3 million in collateralized mortgage obligations and $14.7 million in adjustable rate GNMA securities, all classified as available-for-sale, resulting in net losses of $6.4 million and gains of $3,000, respectively. The cost basis of all mortgage-backed security sales is based on the specific identification method. There were no sales of mortgage-backed securities classified as held to maturity in 2000. With the adoption of SFAS No. 133, $129.0 million in mortgage-backed securities were reclassified from held-to-maturity to available-for-sale in 2000. In addition there were proceeds of $24.3 million in January 2000 for the sale of collateralized mortgage obligations for which a loss of $730,000 was recognized in 1999. There were no other sales of mortgage-backed securities, nor transfers between categories of mortgage-backed securities during 2000 and 1999.


5.  LOANS

                                                                     December 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ---------     ----------
                                                                    (In Thousands)
Real estate mortgage loans:
   Residential (1-4 family) ...........................       $  403,154    $  416,863
   Other ..............................................          208,924       191,004
Real estate construction loans.........................           56,050        37,203
Commercial loans.......................................          197,799       156,293
Consumer loans.........................................          198,366       175,268
                                                              ----------    ----------
                                                               1,064,293       976,631
Less:
Loans in process ......................................            8,695        11,723
Unearned income .......................................            3,370         3,307
Allowance for loan losses .............................           21,597        21,423
                                                              ----------    ----------
                                                              $1,030,631    $  940,178
                                                              ==========    ==========

         The Corporation had impaired loans of approximately $7.5 million at December 31, 2001 compared to $8.3 million at December 31, 2000. The average recorded investment in impaired loans was $8.1 million, $7.6 million and $7.7 million during 2001, 2000 and 1999, respectively. The allowance for losses on impaired loans was $1.1 million at December 31, 2001, as compared to $1.2 million at December 31, 2000. There was no interest income recognized on impaired loans.

         The total amounts of loans serviced for others were $262.2 million, $250.8 million and $236.4 million at December 31, 2001, 2000 and 1999, respectively.

         Accrued interest receivable on loans outstanding was $5.0 million, $5.9 million and $4.9 million at December 31, 2001, 2000 and 1999, respectively.

         Nonaccruing loans aggregated $7.5, $8.3 and $7.4 million at December 31, 2001, 2000 and 1999, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $939,000 in 2001, $966,000 in 2000 and $591,000 in 1999.

A summary of changes in the allowance for loan losses follows:


                                                                                               Year Ended December 31,
                                                                                         ---------------------------------
                                                                                           2001        2000        1999
                                                                                         --------     -------     --------
                                                                                                    (In Thousands)
Beginning balance ..............................................................          $21,423     $22,223      $22,732
     Balance at acquisition of credit card portfolio ...........................                -         175            -
     Provision for loan losses..................................................            2,212         894        1,004
     Loans charged-off .........................................................           (2,332)     (2,509)      (2,021)
     Recoveries.................................................................              294         640          508
                                                                                          -------     -------      -------
Ending balance .................................................................          $21,597     $21,423      $22,223
                                                                                          =======     =======      =======


6.  ASSETS ACQUIRED THROUGH FORECLOSURE


                                                                                     December 31,
                                                                               ----------------------
                                                                               2001              2000
                                                                               ----              ----
                                                                                   (In Thousands)
Real estate ........................................................          $   685          $   903
Less allowance for losses...........................................              253              273
                                                                              -------          -------
                                                                              $   432          $   630
                                                                             ========          ========



A summary of changes in the allowance for foreclosed assets follows:


                                                                                               Year Ended December 31,
                                                                                         ---------------------------------
                                                                                           2001        2000        1999
                                                                                         --------     -------     --------
                                                                                                    (In Thousands)
Beginning balance..............................................................          $    273    $    329   $    390
  Net charge-offs .............................................................                20          56         61
                                                                                         --------    --------   --------
Ending balance ................................................................          $    253    $    273   $    329
                                                                                         ========    ========   ========


7.  PREMISES AND EQUIPMENT


                                                                              December 31,
                                                                        ----------------------
                                                                        2001              2000
                                                                        ----              ----
                                                                            (In Thousands)
Land .........................................................        $  1,086           $ 1,086
Buildings ....................................................           8,342             6,580
Leasehold improvements .......................................           6,804             7,180
Furniture and equipment ......................................          21,779            18,313
Renovations-in-process........................................             549             1,946
                                                                      --------           -------
                                                                        38,560            35,105
Less:
Accumulated depreciation .....................................          22,122            18,317
                                                                      --------           -------
                                                                       $16,438           $16,788
                                                                       =======           =======


         The Corporation occupies certain premises and operates certain equipment under noncancelable leases with terms ranging from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred. Rent expense was $3.2 million in 2001, $2.2 million in 2000, and $1.5 million in 1999. Future minimum payments under these leases at December 31, 2001 are as follows:

                                                    (In Thousands)

2002  ............................................      $ 2,627
2003  ............................................        2,387
2004  ............................................        1,871
2005  ............................................        1,154
2006  ............................................          700
Thereafter .......................................        2,858
                                                        -------
         Total future minimum lease payments .....      $11,597
                                                        =======

8.  DEPOSITS

         Time deposits include certificates of deposit in denominations of $100,000 or more which aggregated $58.9 million and $49.7 million at December 31, 2001 and 2000, respectively.

         The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

                                                                                            December 31,
                                                                                   -----------------------------
                                                                                     2001                 2000
                                                                                   --------             --------
                                                                                           (In Thousands)
Money market and demand:
    Noninterest-bearing demand ........................................            $  171,801           $  139,128
    Money market and interest-bearing demand ..........................               327,635              244,120
                                                                                   ----------           ----------
       Total money market and demand ..................................               499,436              383,248
                                                                                   ----------           ----------

Savings  ..............................................................               313,246              289,382
                                                                                   ----------           ----------
Retail certificates of deposits by maturity:
    Less than one year ................................................               222,603              209,035
    One year to two years .............................................                55,310               55,532
    Two years to three years ..........................................                16,611               10,832
    Three years to four years..........................................                 4,504                2,862
    Four years to five years...........................................                 2,805                2,882
    Over five years....................................................                 1,226                1,696
                                                                                   ----------           ----------
       Total retail time certificates .................................               303,059              282,839
                                                                                   ----------           ----------
Jumbo certificates of deposit-retail, by maturity:
    Less than one year.................................................                 9,391                5,253
    One year to two years..............................................                   102                  358
    Two years to three years...........................................                     -                    -
    Three years to four years..........................................                     -                    -
    Four years to five years...........................................                   202                    -
    Over five years....................................................                     -                    -
                                                                                   ----------           ----------
      Total jumbo certificates of deposit-retail.......................                 9,695                5,611
                                                                                   ----------           ----------

Sub-Total Retail Deposits..............................................             1,125,436              961,080
                                                                                   ----------           ----------
Jumbo certificates of deposit-other, by maturity:
    Less than one year ................................................                10,709               12,469
    One year to two years .............................................                 1,425                  536
    Two years to three years ..........................................                   100                  314
    Three years to four years..........................................                   100                  100
    Four years to five years...........................................                     -                    -
                                                                                   ----------           ----------
       Total jumbo time certificates ..................................                12,334               13,419
                                                                                   ----------           ----------
Brokered certificates of deposit by maturity:
    Less than one year ................................................                 8,347              138,726
    One year to two years .............................................                     -                8,366
                                                                                   ----------           ----------
       Total brokered time certificates ...............................                 8,347              147,092
                                                                                   ----------           ----------

Total deposits ........................................................            $1,146,117           $1,121,591
                                                                                   ==========           ==========


   Interest expense by category follows:

                                                                                          Year Ended December 31,
                                                                                  ----------------------------------------
                                                                                   2001             2000           1999
                                                                                   ----             ----           ----
                                                                                               (In Thousands)
Money market and interest-bearing demand ..............................          $   8,171        $   6,186       $  1,495
Savings ...............................................................              7,543           10,764          7,471
Retail time deposits...................................................             14,980           13,687         14,151
Jumbo certificates of deposits-retail..................................                428              189              -
                                                                                 ---------        ---------       --------
      Total retail interest expense                                                 31,122           30,826         23,117
                                                                                 ---------        ---------       --------

Jumbo certificates of deposit-other ...................................              1,106            1,524          3,287
Brokered certificates of deposit ......................................              2,924           10,541          6,738
                                                                                 ---------        ---------       --------

      Total interest expense on deposits                                         $  35,152        $  42,891       $ 33,142
                                                                                 =========        =========       ========

9.  BORROWED FUNDS

                                                                                        Maximum
                                                                                         Amount                     Weighted
                                                                                      Outstanding      Average       Average
                                                                         Weighted      at Month        Amount        Interest
                                                               Balance    Average         End        Outstanding       Rate
                                                                End of    Interest     During the    During the     During the
                                                                Period      Rate         Period         Period        Period
                                                               -------   ---------    -----------    -----------    ----------
                                                                                      (Dollars in Thousands)
                    2001
                    ----
FHLB advances............................................     $520,000      4.58%       $520,000      $396,542         5.64%
Trust preferred borrowings...............................       50,000      5.60          50,000        50,000         6.64
Federal funds purchased and securities
  sold under agreements to repurchase ...................       45,000      4.87          73,900        69,945         6.46
Other borrowed funds ....................................       30,480      1.40          37,193        27,321         3.06


                   2000
                   ----
FHLB advances............................................     $351,000      6.11%       $535,000      $397,672         5.90%
Trust preferred borrowings...............................       50,000      9.52          50,000        50,000         9.23
Federal funds purchased and securities
  sold under agreements to repurchase ...................       69,300      6.66         138,941       116,127         6.65
Other borrowed funds ....................................       23,338      4.57          25,155        21,213         4.05



        Federal Home Loan Bank Advances

         Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh with fixed rates ranging from 2.09% to 5.37% at December 31, 2001 are due as follows:

                                                                    Weighted
                                                                     Average
                                                     Amount           Rate
                                                     ------         --------
                                                      (Dollars in Thousands)

       2002..................................     $  140,000           3.45%
       2003..................................        120,000           4.42
       2004..................................         90,000           4.78
       2005..................................         15,000           5.01
                                                  ----------
                                                  $  365,000
                                                  ==========


         Also outstanding at December 31, 2001 are five advances, totaling $155.0 million, with a weighted average rate of 5.56% maturing in 2002 and beyond, which are convertible on a quarterly basis (at the discretion of the FHLB) to a variable rate advance based upon the 3-month LIBOR rate, after an initial fixed term. WSFS has the option to prepay these five advances at predetermined times or rates. Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, collateralized mortgage obligations, FHLB stock and an interest-bearing demand deposit account with the FHLB.

         As a member of the FHLB of Pittsburgh, WSFS is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. WSFS was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 2001, of $28.8 million.

          Trust Preferred Borrowings

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

         The Trust Preferred securities were issued by a subsidiary of the Corporation, a Delaware statutory trust, which invested the proceeds in junior subordinated debentures to be issued by the Corporation. The net proceeds from the sale of Trust Preferred securities were used primarily as replacement financing for the early retirement of the Corporation's Notes, due 2005. The Corporation benefits from reduced long-term financing costs and the flexibility of additional Bank regulatory capital.

         At the same time, the Corporation also entered into an agreement to limit the interest rate exposure in the trust preferred securities by purchasing an interest rate cap, which provides a ceiling on 3-month LIBOR of 6.00% for the first ten years (expires November 2008). This will limit the interest rate coupon (or cash paid) on the Trust Preferred securities to no more than 8.50% through the first ten years. The cost of this interest rate cap was $2.4 million, which, prior to the adoption of SFAS 133, was to be amortized over the ten-year period as a yield adjustment. On January 1, 2000, the Corporation adopted SFAS No. 133 which changed the accounting treatment of the cap. See Note 20 of the Financial Statements for a further discussion. The effective accounting rate of the Trust Preferred securities including amortization of transactional costs and certain changes in value of the cap was 5.60% and 9.52% at December 31, 2001 and 2000, respectively. The Corporation received payments from the cap of $92,000 and $220,000 in 2001 and 2000, respectively.

         Securities Sold Under Agreements to Repurchase

         During 2001, WSFS sold securities under agreements to repurchase as a short-term funding source. At December 31, 2001, securities sold under agreements to repurchase had fixed rates ranging from 2.51% to 6.76%. The underlying securities are mortgage-backed securities with book and market values aggregating $52.6 million and $53.7 million, respectively, at December 31, 2001. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:

                                                                                            Collateral
                                                                           ----------------------------------------------
                                                                             Carrying          Market          Accrued
                                         Borrowing         Rate               Value            Value           Interest
                                       ------------     ----------         -----------       ----------      ------------
                                                                     (Dollars in Thousands)
2001
----

Up to 30 days....................         $  20,000        2.51%           $  20,823         $  21,235         $   108
Over 90 days.....................            25,000        6.76               31,786            32,422             176
                                          ---------       -----            ---------         ---------         -------

                                          $  45,000        4.87%           $  52,609         $  53,657         $   284
                                          =========       =====            =========         =========         =======

2000
----

Over 90 days.....................         $  69,300        6.66%           $  74,070         $  73,458         $   405
                                          ---------       -----            ---------         ---------         -------

                                          $  69,300        6.66%           $  74,070         $  73,458         $   405
                                          =========       =====            =========         =========         =======


         Other Borrowed Funds

         Included in other borrowed funds are collateralized borrowings of $30.2 million and $22.9 million at December 31, 2001 and 2000, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold on an overnight basis to retail customers under agreements to repurchase. Such borrowings were collateralized by collateralized mortgage obligations. The average rates on these borrowings were 1.25% and 4.10% at December 31, 2001 and 2000, respectively. Also included in other borrowed funds are capital leases totaling $287,000 and $412,000 at December 31, 2001 and 2000, respectively. The average rates on these capital leases was 16.83% and 16.53% at December 31, 2001 and 2000, respectively.

         Cost of funding discontinued operations

         A certain amount of WSFS' funding costs were allocated towards the funding of discontinued operations. See Note 2 of the Financial Statements for further discussion.


10.  STOCKHOLDERS' EQUITY

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions, such as WSFS, must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk-weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on WSFS' financial statements. At December 31, 2001 and 2000 WSFS was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

         The following table presents WSFS' consolidated capital position as of December 31, 2001 and 2000:



                                                                                                To Be Well-Capitalized
                                                       Consolidated           For Capital       Under Prompt Corrective
                                                       Bank Capital        Adequacy Purposes       Action Provisions
                                                    ------------------    -------------------   -----------------------

                                                    Amount     Percent    Amount      Percent     Amount      Percent
                                                    ------     -------    ------      -------     ------      -------
                                                                           (Dollars in Thousands)
As of December 31, 2001:
   Total Capital (to risk-weighted assets) ......  $151,356     11.98%   $101,074      8.00%    $ 126,343      10.00%
   Core Capital (to adjusted tangible assets) ...   141,229      7.37      76,680      4.00        95,850       5.00
   Tangible Capital (to tangible assets).........   141,229      7.37      28,755      1.50           N/A        N/A
   Tier 1 Capital (to risk-weighted assets) .....   141,229     11.18         N/A       N/A        75,806       6.00

As of December 31, 2000:
   Total Capital (to risk-weighted assets) ......  $151,280     12.72%   $ 95,142      8.00%    $ 118,927      10.00%
   Core Capital (to adjusted tangible assets) ...   144,889      8.31      69,757      4.00        87,197       5.00
   Tangible Capital (to tangible assets).........   144,865      8.31      26,159      1.50           N/A        N/A
   Tier 1 Capital (to risk-weighted assets) .....   144,889     12.18         N/A       N/A        71,356       6.00




         The Corporation has a simple capital structure with one class of $ .01 par common stock outstanding, each share having equal voting rights. In addition, the Corporation has authorized 7,580,000 shares of $0.01 par preferred stock. No preferred stock was outstanding at December 31, 2001 and 2000. The Trust Preferred securities issued in 1998 qualify as Tier 1 capital. WSFS is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, WSFS would be undercapitalized within the meaning of the OTS Prompt Corrective Action regulations. Since 1996, the Board of Directors has approved six separate stock repurchase programs to reacquire common shares. As part of these programs, the Corporation acquired approximately
1.1 million shares in both 2000 and 2001. At December 31, 2001, the Corporation held 5.7 million shares of its common stock in the treasury.

         The Holding Company

         Although the holding company does not have significant assets or engage in significant operations separate from WSFS, the Corporation has agreed to cause WSFS' required regulatory capital level to be maintained by infusing sufficient additional capital as necessary. In November 1998, the Corporation issued $50 million of Trust Preferred securities at a variable interest rate of 250 basis points over the 3-month LIBOR. At December 31, 2001, the coupon rate on these securities was 4.13% with a scheduled maturity of December 1, 2028. The Corporation purchased an interest rate cap that effectively limits 3-month LIBOR to 6.00% until 2008. The effective rate of these securities, including amortization of issuance costs and the cost of the interest rate cap was 5.60% at December 31, 2001. The effective rate will vary, however, due to fluctuations in interest rates and the time value of the interest rate cap. See Note 20 for further discussion of the time value of the interest rate cap. These securities were issued by WSFS Financial Corporation's subsidiary, WSFS Capital Trust I, and the proceeds from the issue were invested in Junior Subordinate Debentures issued by WSFS Financial Corporation. These securities are treated as borrowings with the interest included in interest expense on the consolidated statement of operations. See Notes 9 and 20 of the Financial Statements for additional information. The proceeds were used primarily to extinguish higher rate debt and for general corporate purposes.

         Pursuant to federal laws and regulations, WSFS' ability to engage in transactions with affiliated corporations is limited, and WSFS generally may not lend funds to nor guarantee indebtedness of the Corporation.

11. EMPLOYEE BENEFIT PLANS

Employee 401(k) Savings Plan

         Certain subsidiaries of the Corporation maintain a qualified plan in which employees may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts which include professionally managed mutual and money market funds and the Corporation's common stock. The principal and earnings thereon are tax deferred until withdrawn, generally. The Company matches a portion of the employees' contributions and also periodically makes discretionary contributions, based on Company performance, into the plan for the benefit of employees. The Corporation's contributions to the plan on behalf of its employees resulted in an expenditure of $892,000, $848,000, and $670,000 for 2001, 2000, and 1999, respectively. The plan purchased 91,000, 105,000, and 75,000 shares of common stock of the Corporation during 2001, 2000, and 1999, respectively.

         Various other Company contributions are made in the form of the Corporation's common stock which employees may transfer to various other investment opportunities without any significant restrictions.

         Postretirement Benefits

         The Corporation shares certain costs of providing health and life insurance benefits to retired employees (and their eligible dependents). Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Corporation.

         The Corporation accounts for its obligations under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the costs of these benefits be recognized over an employee's active working career. Disclosures are in accordance with SFAS No.132, "Employer's Disclosure About Pensions and Other Post Retirement Benefits" which standardized the applicable disclosure requirements.

The following disclosures are in accordance with SFAS No. 132 (dollars in thousands):


                                                                                         2001        2000         1999
                                                                                         ----        ----         ----
Change in Benefit Obligation:
Benefit obligation at beginning of year.........................................      $ 1,086      $ 1,058      $ 1,428
Service Cost....................................................................           37           36           43
Interest cost...................................................................           78           74           93
Actuarial loss (gain)...........................................................          364           47         (404)
Benefits paid ..................................................................         (135)        (129)        (102)
                                                                                      -------      -------      -------
Benefit obligation at end of year...............................................      $ 1,430      $ 1,086      $ 1,058
                                                                                      =======      =======      =======

Change in plan assets:
Fair value of plan assets at beginning of year..................................      $     -      $     -      $     -
Employer contributions .........................................................          135          129          102
Benefits paid ..................................................................         (135)        (129)        (102)
                                                                                      -------      -------      -------
      Fair value of plan assets at end of year..................................      $     -      $     -      $     -
                                                                                      =======      =======      =======

Funded Status:
Funded status...................................................................      $(1,430)     $(1,086)     $(1,058)
Unrecognized transition obligation..............................................          675          736          797
Unrecognized net loss (gain) ...................................................          109         (263)        (332)
                                                                                      -------      -------      -------
      Net amount recognized.....................................................      $  (646)     $  (613)     $  (593)
                                                                                      =======      =======      =======

                                                                                         2001         2000         1999
                                                                                         ----         ----         ----
Components of net periodic benefit cost:
Service cost....................................................................      $    37      $    36      $    43
Interest cost...................................................................           78           74           93
Amortization of transition obligation ..........................................           61           61           61
Amortization of net gain........................................................           (8)         (21)           -
                                                                                      -------      -------      -------
      Net periodic benefit cost.................................................      $   168      $   150      $   197
                                                                                      =======      =======      =======

Sensitivity analysis:
Effect of +1% on service cost plus interest cost................................      $    -       $    -       $     2
Effect of -1% on service cost plus interest cost................................           -            -             -
Effect of +1% on APBO...........................................................           5            2             1
Effect of -1% on APBO...........................................................          (2)          (1)           (1)

                                                                                         2001         2000         1999
                                                                                         ----         ----         ----
Assumptions used to value the Accumulated Postretirement Benefit Obligation
  (APBO):
       Discount rate............................................................         7.25%        7.50%        7.50%
       Health care cost trend rate..............................................         6.50%        7.00%        7.50%


         The Corporation assumes that the average annual rate of increase for medical benefits will decrease by one-half of 1% per year and stabilizes in the year 2005, and thereafter, at an average increase of 5% per annum. The costs incurred for retirees' health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed since 1995 by the lesser of 4% or the actual increase in medical premiums paid by the Corporation. For 2001 this annual premium cap amounted to $1,823 per retiree.

12.  TAXES ON INCOME

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The income tax provision consists of the following:

                                                                                          Year Ended December 31,
                                                                                -------------------------------------------
                                                                                    2001              2000           1999
                                                                                    ----              ----           ----
                                                                                                 (In Thousands)
From Current Operations:
Current income taxes:
     Federal taxes ....................................................           $ 5,928            $ 8,451        $  (214)
     State and local taxes.............................................             1,039                541            537
Deferred income taxes:
     Federal taxes ....................................................             2,494             (2,406)          (202)
     State and local taxes ............................................                -                   -              -
                                                                                  -------            -------        -------
           Subtotal ...................................................           $ 9,461            $ 6,586        $   121

From Discontinued Operations:
Current income taxes:
Federal taxes..........................................................           $ 3,734            $(3,475)       $   947
     State and local taxes.............................................               174                202            135
Deferred income taxes:
     Federal taxes ....................................................            (6,307)            (2,159)             -
     State and local taxes ............................................             1,308                (41)             -
                                                                                  -------            -------        -------
           Subtotal ...................................................           $(1,091)           $(5,473)       $ 1,082

Current taxes from adoption of accounting priciple:
     Federal taxes on FAS 133 adoption.................................                 -               (837)             -
                                                                                  -------            -------        -------
                                                                                  $ 8,370            $   276        $ 1,203
                                                                                  =======            =======        =======


         Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

         Based on the Corporation's history of prior earnings and its expectations of the future, management believes that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $3.9 million at December 31, 2001. Adjustments to the valuation allowance were made in 2001 based on the realization of certain state net operating loss tax benefits relating to the discontinuance of the leasing company. The adjustments in 2000 were primarily the result of the lapsing of uncertainties associated with the Companies ability to realize certain tax benefits related to the acquisition of Providential.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2001 and 2000:

                                                                                 2001              2000
                                                                              ----------        ----------              -
                                                                                      (In Thousands)

Deferred tax liabilities:
     Accelerated depreciation..........................................         $(27,781)         $(31,421)
     Other.............................................................              (28)              (28)
     Unrealized Losses on available-for-sale securities................             (654)                -
                                                                                --------          --------
Total deferred tax liabilities.........................................          (28,463)          (31,449)
                                                                                --------          --------

Deferred tax assets:
     Bad debt deductions...............................................           15,290            13,008
     Tax credit carryforwards..........................................              150             1,125
     Net operating loss carryforwards..................................            6,255             7,718
     Loan fees.........................................................              123               152
     Provisions for losses on reverse mortgages........................           11,418            12,488
     Discontinued Operations.............................................          2,228             2,159
     Other.............................................................            1,502             1,065
     Unrealized Gains on available-for-sale securities.................                -                22
     Investments in non-wholly owned subsidiaries......................              730             1,958
                                                                                --------          --------
Total deferred tax assets..............................................           37,696            39,695
                                                                                --------          --------

Valuation allowance....................................................           (5,306)           (6,148)
                                                                                --------          --------
Net deferred tax asset (liability).....................................         $  3,927          $  2,098
                                                                                ========          ========


         Included in the preceding table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS No. 115 and certain adjustments in non-wholly owned subsidiaries.

         Approximately $17 million in gross deferred tax assets of the Corporation at December 31, 2001 are related to built-in losses and net operating losses on reverse mortgages attributable to a former subsidiary. Management has assessed substantial valuation allowances on these deferred tax assets due to limitations imposed by the Internal Revenue Code, and uncertainties including the timing of when these assets are realized.

         The Internal Revenue Service (IRS) is examining the Company's U.S. income tax returns for the periods ended December 31,1995 through 1999. Management does not expect the outcome of this examination to have a material impact on the financial statements of the Corporation.

         Net operating loss carryforwards (NOLs) of $33.3 million remain at December 31, 2001. The expiration dates and amounts of such carryforwards are listed below (in thousands):


                                                              NOL's
                                                   ---------------------------
                                                   Federal             State
                                                   -------          ----------

2005....................................          $   425            $  6,741
2006....................................            1,098                   -
2007....................................                -               1,723
2008....................................            6,515               4,745
2009....................................            6,755                   -
2014....................................                -                 275
2018....................................                -               4,990
                                                  -------            --------
                                                  $14,793            $ 18,474
                                                  =======            ========

         The Corporation's ability to use its federal NOLs to offset future income is subject to restrictions enacted in Section 382 of the Internal Revenue Code. These restrictions limit a company's future use of NOLs if there is a significant ownership change in a company's stock (referred to herein as an "Ownership Change"). The utilization of approximately $14.8 million of federal net operating loss carryforwards is limited to approximately $1.3 million each year as a result of such ownership change in a former subsidiary's stock.

         A reconciliation setting forth the differences between the effective tax rate of the Corporation and the U.S. Federal Statutory tax rate is as follows:

                                                                       Year Ended December 31,
                                                               ---------------------------------------
                                                               2001            2000          1999
                                                               ----            ----          ----
Statutory federal income tax rate ......................        35.0%          35.0%         35.0%
State tax net of federal tax benefit....................         5.0           12.8           2.2
Interest income 50% excludable..........................        (2.9)          (6.7)         (3.8)
Utilization of loss carryforwards and
    valuation allowance adjustments.....................        (3.3)         (33.6)        (28.2)
Other...................................................         (.9)          (5.0)          0.8
                                                               -----         ------        ------
Effective tax rate .....................................        32.9%           2.5%          6.0%
                                                               =====         ======        ======


13.  STOCK OPTION PLANS

         The Corporation has stock options outstanding under two stock option plans (collectively, Option Plans) for officers, directors and employees of the Corporation and its subsidiaries. The 1986 Stock Option Plan (1986 Plan) expired on November 26, 1996, the tenth anniversary of its effective date. As a result, no future awards may be granted under the 1986 Plan. The 1997 Stock Option Plan (1997 Plan) was approved by shareholders to replace the expired 1986 Plan. The 1997 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 1997 Plan is 1,165,000. At December 31, 2001 there were 183,975 shares available for future grants under the 1997 Plan.

         The Option Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Service Code as well as nonincentive stock options (collectively, Stock Options), phantom stock awards and stock appreciation rights. All awards are to be granted at not less than the market price of the Corporation's common stock on the date of the grant and expire no later than ten years from the grant date. All stock options granted after October 1996 are exercisable one year from grant date and vest in 20% per annum increments. All awards generally become immediately exercisable in the event of a change in control, as defined within the Option Plans.

         The Corporation also had Stock Appreciation Rights (SARs) which expired in November 1999. SARs allowed an optionee to surrender the award in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the common stock over the option price of the SARs. The Corporation recorded credits related to SARs of $147,000 in 1999. There were no SAR's outstanding at December 31, 2001, 2000 and 1999.

         A summary of the status of the Corporation's Option Plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented below:


                                                2001                           2000                        1999
                                      --------------------------     ------------------------    -------------------------
                                                    Weighted-                    Weighted-                   Weighted-
                                                     Average                     Average                      Average
                                      Shares      Exercise Price     Shares    Exercise Price    Shares    Exercise Price
                                      ------      --------------     ------    --------------    -------   ---------------
Stock Options:
-------------
Outstanding at beginning of year      826,345       $ 13.85         530,055       $ 14.88         333,655      $ 11.55
Granted                               196,500         16.51         372,700         12.30         298,225        14.75
Exercised                              (9,360)         9.44         (15,890)         6.53        (101,825)        3.59
Canceled                              (11,880)        13.41         (60,520)        15.09               -            -
                                   ----------                      --------                     ---------
Outstanding at end of year          1,001,605         14.42         826,345       $ 13.84         530,055      $ 14.88
Exercisable at end of year            312,589         14.52         156,484                        82,830

Weighted-average fair value
 of awards granted                      $5.73                     $    4.69                     $    6.15

SARs:
-----
Outstanding at beginning of year            -       $     -               -       $     -          97,510      $  1.65
Granted                                     -             -               -             -               -            -
Exercised                                   -             -               -             -         (97,510)        1.65
Canceled                                    -             -               -             -               -            -
                                   ----------                      --------                     ---------
Outstanding at end of year                  -             -               -             -               -            -
Exercisable at end of year                  -             -               -             -               -            -


         The Black-Scholes option-pricing model was used to determine the grant-date fair-value of options. Significant assumptions used in the model included a weighted average risk-free rate of return of 4.4% in 2001, 6.0% in 2000, and 5.6% in 1999; expected option life of 6 years for all awards; and expected stock price volatility of 24% in 2001, and 35% for both 2000, and 1999 awards. For the purposes of this option pricing model 1% was used as the dividend yield. The Black-Scholes and other option pricing models assume that the options are freely tradable and immediately vested. Since executives options are not transferable and have long vesting provisions, the value calculated by the Black-Scholes model may overstate the true economic value of the options.

         SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS 123) encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123, and has instead continued to apply APB Opinion 25 and related interpretations in accounting for the stock plans and to provide the required proforma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Corporation would have recognized compensation expense of $1.3 million in both 2001 and 2000 and $821,000 in 1999 related to its Option Plans. As a result, proforma net income from continuing operations for the Corporation would have been $18.3 million in 2001, $14.7 million in 2000, and $17.5 million in 1999. Proforma diluted earnings per share from continuing operations would have been $1.88 in 2001, $1.37 in 2000 and $1.53 in 1999.

         The effects on proforma net income and diluted earnings per share of applying the disclosure requirement of SFAS 123 in past years may not be representative of the future proforma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

         The following table summarizes all stock options outstanding and exercisable for Option Plans as of December 31, 2001, segmented by range of exercise prices:


                                                      Outstanding                                       Exercisable
                                  --------------------------------------------------            -----------------------------
                                                   Weighted-            Weighted-                              Weighted-
                                                    Average              Average                                Average
                                                   Exercise             Remaining                              Exercise
                                  Number             Price          Contractual Life            Number            Price
                                  ------       ----------------     ----------------            ------       ---------------
Stock Options:

$9.41-$11.29                      213,220             $10.61             8.3 years              66,980           $10.19
$11.29-$13.17                      98,800              12.00             8.2 years              22,140            12.02
$13.17-$15.05                     393,645              14.78             7.8 years             133,069            14.76
$15.05-$16.93                      15,600              16.45             8.7 years               2,100            16.01
$16.93-$18.81                     280,340              17.56             8.2 years              88,300            18.03
                                ---------             ------             ---------             -------           ------

Total                           1,001,605             $14.42             8.1 years             312,589           $14.52
                                =========                                                      =======




14.  COMMITMENTS AND CONTINGENCIES

         Lending Operations

         At December 31, 2001, the Corporation had commitments to extend credit of $179.4 million. Consumer lines of credit totaled $65.0 million of which $56.2 million was secured by real estate. Outstanding letters of credit were $4.1 million and outstanding commitments to make or acquire mortgage loans aggregated $27.0 million of which approximately $17.5 million were at fixed rates ranging from 6.125% to 8.125%, and approximately $9.5 million were at variable rates ranging from 4.125% to 6.875%. All mortgage commitments are expected to have closing dates within a six month period.


         Computer Operations

         In February 1997, the Bank entered into a five-year contract with ALLTEL, the Company that has been managing data processing operations since 1988. In 2000 the company reduced the scope of the original agreement with this data processing management company by (1) assuming the responsibility for the "back office" functions of deposit and loan operations and (2) outsourcing the network operations function to Intergraph Corporation. In 2001 the Company extended the contract through October 2002. The revised projected amount of future minimum payments contractually due is as follows:

                  2002                             $2,397,000

         The Company is currently negotiating a contract with Metavante Corporation to provide data processing and data processing services.

         In September 2000, the company entered into a five-year contract with MCI/WorldCom and Intergraph Corporation to manage network operations. The projected amount of future minimum payments contractually due is as follows:

                  2002......................       $1,234,000
                  2003......................        1,280,000
                  2004......................        1,332,000
                  2005......................        1,094,000


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

         The Bank, as successor to Providential, a reverse mortgage lending company purchased by WSFS in November 1994, may from time-to-time be involved in arbitration or litigation with the borrowers or with the heirs of borrowers. Certain disputes may delay or impair the Bank's ability to liquidate its collateral promptly after maturity of a reverse mortgage loan. Because reverse mortgages are a relatively new and uncommon product, there can be no assurances regarding how the courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of the Bank's reverse mortgage loans.

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

         The following represents a summary of off-balance sheet financial instruments at year-end:

                                                                                             December 31,
                                                                                     --------------------------
                                                                                        2001           2000
                                                                                      --------        -------
                                                                                            (In Thousands)
Financial instruments with contract amounts which
   represent potential credit risk:
       Construction loan commitments ...........................................       $38,334        $32,207
       Commercial mortgage loan commitments ....................................         3,511          6,425
       Commercial loan commitments .............................................        41,554         39,057
       Commercial standby letters of credit ....................................         4,052          2,829
       Residential mortgage loan commitments ...................................        27,033         10,104
       Consumer lines of credit ................................................        64,963         66,211


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

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows which are discounted to reflect current market rates and varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future. In 1998, the Corporation purchased an interest rate cap in order to limit its exposure on $50.0 million of variable Trust Preferred Securities issued in November 1998. The cap has a notional amount of $50.0 million and an original term of 10 years. This derivative instrument caps 3-month LIBOR (the base rate of the trust preferred) at 6.00% for 10 years, thus limiting the Company's exposure to rising interest rates on the Trust Preferred offering.

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

         Investment in Reverse Mortgages: The fair value of the Corporation's investment in reverse mortgages is based on estimated discounted net cash flows. The discount rate utilized in determining such fair value was 20% for 2001 and 2000.

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

         Interest Rate Cap: The fair value is estimated using a standard sophisticated option model and quoted prices for similar instruments.

         Short-Term Foreign Exchange Contracts: The Fair value is estimated using quoted prices for similar currency contracts.

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

        The carrying amount and estimated fair value of the Corporation's financial instruments are as follows:

                                                                                        December 31,
                                                                --------------------------------------------------------
                                                                          2001                               2000
                                                                ------------------------          ----------------------
                                                                Carrying        Fair               Carrying        Fair
                                                                 Amount         Value               Amount         Value
                                                                --------       -------              -------        ------
                                                                                        (In Thousands)
Financial assets:
     Cash and short-term investments.................          $  198,952    $  198,952          $   98,667    $   98,667
     Investment securities...........................              14,194        14,600              29,740        29,932
     Mortgage-backed securities......................             361,724       363,031             339,718       338,659
     Investment in reverse mortgages.................              33,939        37,940              33,683        36,650
     Loans, net......................................           1,115,372     1,133,354             963,491       976,125
     Interest rate cap...............................               2,534         2,534               1,997         1,997
     Short-term forward foreign exchange contracts...                (395)         (395)              1,385         1,385

Financial liabilities:
     Deposits........................................           1,146,117     1,148,960           1,121,591     1,122,754
     Borrowed funds..................................             645,480       644,222             493,638       481,282



      The estimated fair value of the Corporation's off-balance sheet financial instruments is as follows:

                                                                                December 31,
                                                                           2001             2000
                                                                           ----             -----
                                                                               (In Thousands)
Off-balance sheet instruments:
     Commitments to extend credit...............................          $1,104           $  878
     Standby letters of credit..................................              41               28



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

         The Corporation accounts for its investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, because of this market-value based accounting, the recorded value of reverse mortgage assets include significant risk associated with estimations, and income can vary significantly from reporting period to reporting period.

         In 1993, the Corporation acquired a pool of reverse mortgages (the "1993 Pool") from the FDIC and another lender. The Corporation's investment in the 1993 pool of reverse mortgages totaled $14.6 million and $16.5 million at December 31, 2001 and December 31, 2000, respectively. Of the 281 loans that comprise the 1993 Pool at December 31, 2001, 228 loans, or 81%, are located in Delaware, New Jersey, Pennsylvania and Maryland.

         In November 1994, the Corporation purchased Providential Home Income Plan, Inc., a California-based reverse mortgage lender, for approximately $24.4 million. Providential's assets at acquisition primarily consisted of cash and its investment in reverse mortgages (the "1994 Pool"). Providential's results have been included in the Corporation's consolidated statement of operations since the acquisition date. In 1996 the management and operations of Providential were merged into WSFS. The carrying value of the 1994 pool reverse mortgages was $19.4 million and $17.2 million at December 31, 2001 and December 31, 2000, respectively. Of the 475 loans that comprise the 1994 pool at December 31, 2001, all are located in California.

         At December 31, 2001, the Corporation's estimate of net cash flows from each pool of reverse mortgages was as follows:


                                                                                       Net Inflows (Outflows)
                                                                            -------------------------------------------
                                                                            1994 Pool          1993 Pool          Total
                                                                            ---------          ---------          -----
                                                                                             (In Thousands)
Year ending:
------------

2002..................................................................     $   8,058          $   2,682         $ 10,740
2003..................................................................         6,594              2,042            8,636
2004..................................................................         6,463              1,980            8,443
2005..................................................................         6,298              1,901            8,199
2006..................................................................         6,089              1,808            7,897
2007-2011.............................................................        26,262              7,259           33,521
2012-2016.............................................................        17,731              4,131           21,862
2017-2021.............................................................         9,384              1,786           11,170
Thereafter............................................................         5,123                707            5,830



         The effective yield used to accrue investment income on the Corporation's investment in reverse mortgages is sensitive to changes in collateral values and other actuarial and prepayment assumptions. Future estimated changes in collateral values in 2001 are as follows for each pool:


                                                                          1994            1993
                                                                          Pool            Pool
                                                                          ----            ----
Year ended December 31, 2002..................................             -1%             -1%
Year ended December 31, 2003..................................              1%              0%
Thereafter....................................................              1%              0%


         In making these estimates of current and expected collateral values, the Corporation considers its own experience with reverse mortgages that have matured and expected rates of future appreciation in housing prices. The projections also incorporate actuarial estimates of contract terminations using mortality tables published by the Office of the Actuary of the United States Bureau of Census adjusted for expected prepayments and relocations. The carrying value of reverse mortgages is affected by actual cash flows as well as estimates of timing of future cash flows and collateral values. Furthermore, since the 1994 pool was purchased at a significant discount to face value, changes in collateral value can have a leveraged effect on carrying value. As such, the value of the Company's reverse mortgage portfolio can vary significantly from period to period.

         The changes in collateral values and actuarial assumptions resulted in an effective yield of approximately 43.06% at December 31, 2001 on the 1994 Pool and increased income by $2.1 million during 2001 over the anticipated effective yield at January 1, 2001. Included in this increase was a cumulative positive catch-up adjustment of $1.2 million. The effective yield on the 1993 Pool was 6.83% at December 31, 2001, reflecting a $494,000 increase in income over the anticipated effective yield at January 1, 2001, which includes a cumulative catch-up adjustment of $457,000.

         Weighted average expected yield implied by the cash flow model for both pools as of end of the year is 25.0% on $33.9 million in balances at December 31, 2001. Because funding costs and cost to service this portfolio are both relatively small and stable, any change in reverse mortgage revenue has a significant effect on pretax income of the Corporation.

         The effect on the yield and income assuming no changes in collateral values or a 1% annual reduction in the aforementioned projected future changes of collateral values is presented below for the year ended December 31, 2001):

                                                                     1994 Pool                          1993 Pool
                                                          -------------------------------    ---------------------------------
                                                                           1% annual                           1% annual
                                                                           reduction                           reduction
                                                          No future     in the projected     No future      in the projected
                                                          changes in     future changes      changes in      future changes
                                                          collateral      in collateral      collateral       in collateral
                                                            values           values            values             values
                                                          ----------    -----------------    -----------    -----------------
                                                                                 (Dollars in Thousands)
Effective yield................................            43.01%            42.72%             6.90%          6.47%
Effect on income of reverse mortgages..........            $(281)           $ (871)            $ 184         $ (886)



         The cumulative catch-up adjustments included in the above reductions in income are $191,000 and $578,000, respectively, at January 1, 2001 for the 1994 Pool. The cumulative catch-up adjustments included in the increase in income for no future changes in collateral value is $161,000 and the decrease in income for the 1% annual reduction is $778,000 at January 1, 2001 for the 1993 Pool.


17.   SEGMENT INFORMATION

         Under the definition of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Corporation had three operating segments in 2001: WSFS, C1FN and WNF. C1FN and WNF are not wholly-owned, but are majority-controlled subsidiaries that began operating in 1999. As majority controlled subsidiaries, they are included in consolidated Financial Statements, including segment reporting. The operations of WCC, which provided auto loans and leases indirectly through unrelated auto dealerships within the Mid-Atlantic region, was discontinued in 2000 and therefore is no longer defined as a business segment.

         The WSFS segment provides financial products within its geographical footprint through its branch network to consumer and commercial customers. WSFS has a 28% interest in C1FN however, retains majority control of C1FN through a voting trust. C1FN provides direct-to-customer marketing, servicing and Internet development and technology management for "branchless" financial services. WSFS and C1FN are engaged in joint effort through a division of WSFS, Everbank, to provide Internet banking on a national level. WNF, a 51% owned subsidiary, which began operations in December 1999, is engaged in sub-prime home equity mortgage banking. WNF conducts activity on a national level and aggregates loans primarily through brokers and sells them to investors.

         Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pre-tax ordinary income and allocates resources based on these results. Segment information for the years ended December 31, 2001, 2000 and 1999 follow:

For the year ended December 31, 2001:


                                                     WSFS          C1FN           WNF              Total
                                                     ----          ----           ---             -------
                                                                        (In Thousands)
External customer revenues:
    Interest income.......................       $  102,298      $ 14,427       $  3,749          $  120,474
    Other income .........................           21,215         3,225         19,691              44,131
                                                 ----------      --------       --------          ----------
Total external customer revenues .........          123,513        17,652         23,440             164,605
                                                 ----------      --------       --------          ----------

Intersegment revenues:
    Interest income.......................            1,999             -             62               2,061
    Other income .........................             (633)            -          1,113                 480
                                                 ----------      --------       --------          ----------
Total intersegment revenues ..............            1,366             -          1,175               2,541
                                                 ----------      --------       --------          ----------

Total revenue.............................          124,879        17,652         24,615             167,146
                                                 ----------      --------       --------          ----------

External customer expenses:
    Interest expense......................           48,772         9,412              -              58,184
    Other expenses .......................           47,555        10,560         15,902              74,017
    Other depreciation and
      amortization .......................            3,234           439            350               4,023
                                                 ----------      --------       --------          ----------
Total external customer expenses .........           99,561        20,411         16,252             136,224
                                                 ----------      --------       --------          ----------

Intersegment expenses:
    Interest expense......................               62             -          1,999               2,061
    Other expenses .......................                -           480              -                 480
                                                 ----------      --------       --------          ----------
Total intersegment expenses ..............               62           480          1,999               2,541
                                                 ----------      --------       --------          ----------

Total expenses ...........................           99,623        20,891         18,251             138,765
                                                 ----------      --------       --------          ----------

Income before taxes and minority
    interest..............................       $   25,256      $ (3,239)      $  6,364          $   28,381
                                                 ==========    ==========        =======

Provision for income taxes ...............                                                             9,461
Income (loss) from discontinued
    operations............................                                                                 -
Loss on wind-down of discontinued
    operations............................                                                            (2,026)
Minority interest ........................                                                              (189)
Cumulative effect of change in
    accounting principle..................                                                                 -
                                                                                                  ----------
Consolidated net income ..................                                                        $   17,083
                                                                                                  ==========

Segment assets ..........................        $1,617,250     $ 296,058       $ 84,271          $1,997,579
Elimination of intersegment receivables..                                                            (84,681)
                                                                                                  ----------
Consolidated assets .....................                                                         $1,912,898
                                                                                                  ==========

Segment liabilities .....................        $1,519,179     $ 288,807      $ 79,420           $1,887,406
Elimination of intersegment liabilities..                                                            (80,312)
                                                                                                  ----------
Consolidated liabilities ................                                                         $1,807,094
                                                                                                  ==========

Capital expenditures......................       $    1,534     $     563      $    763           $    2,860


For the year ended December 31, 2000:


                                                     WSFS          C1FN           WNF              Total
                                                     ----          ----           ---             -------
                                                                        (In Thousands)
External customer revenues:
    Interest income.......................       $  121,247      $  7,310       $  1,120          $  129,677
    Other income .........................           12,931           796          4,374              18,101
                                                 ----------      --------       --------          ----------
Total external customer revenues .........          134,178         8,106          5,494             147,778
                                                 ----------      --------       --------          ----------

Intersegment revenues:
    Interest income.......................                -             -             72                  72
    Other income .........................              327             -              -                 327
                                                 ----------      --------       --------          ----------
Total intersegment revenues ..............              327             -             72                 399
                                                 ----------      --------       --------          ----------

Total revenue.............................          134,505         8,106          5,566             148,177
                                                 ----------      --------       --------          ----------

External customer expenses:
    Interest expense......................           59,476         5,477            774              65,727
    Other expenses .......................           43,838         7,789          7,168              58,795
    Other depreciation and
       amortization ......................            2,871           469            187               3,527
                                                 ----------      --------       --------          ----------
Total external customer expenses .........          106,185        13,735          8,129             128,049
                                                 ----------      --------       --------          ----------

Intersegment expenses:
    Interest expense......................               72             -              -                  72
    Other expenses .......................                -           327              -                 327
                                                 ----------      --------       --------          ----------
Total intersegment expenses ..............               72           327              -                 399
                                                 ----------      --------       --------          ----------

Total expenses ...........................          106,257        14,062          8,129             128,448
                                                 ----------      --------       --------          ----------

Income before taxes and minority
    interest..............................       $   28,248      $ (5,956)      $ (2,563)         $   19,729
                                                 ==========      ========       ========
Provision for income taxes ...............                                                             6,586
Income (loss) from discontinued
    operations............................                                                            (2,392)
Loss on wind-down of discontinued
    operations............................                                                            (2,211)
Minority interest ........................                                                            (3,735)
Cumulative effect of change in
    accounting principle..................                                                            (1,256)
                                                                                                  ----------
Consolidated net income ..................                                                        $   11,019
                                                                                                  ==========

Segment assets ..........................        $1,555,091     $ 192,617       $ 24,682          $1,772,390
Elimination of intersegment receivables..                                                            (33,074)
                                                                                                  ----------
Consolidated assets .....................                                                         $1,739,316
                                                                                                  ==========

Segment liabilities .....................        $1,454,486     $ 184,124       $ 24,256          $1,662,866
Elimination of intersegment liabilities..                                                            (26,572)
                                                                                                  ----------
Consolidated liabilities ................                                                         $1,636,294
                                                                                                  ==========

Capital expenditures......................       $    4,059     $     587       $    847          $    5,493


For the year ended December 31, 1999:


                                                      WSFS        C1FN(1)         WNF(2)               Total
                                                      ----        ----            ---              ------------
                                                                        (In Thousands)
External customer revenues:
    Interest income.......................       $  108,011     $     173     $        -           $   108,184
    Other income .........................           11,577             2              -                11,579
                                                 ----------     ---------     ----------           -----------
Total external customer revenues .........          119,588           175              -               119,763
Intersegment revenues:
    Interest income.......................                -             -              7                     7
    Other income .........................               40              -             -                    40
                                                 ----------     ---------     ----------           -----------
Total intersegment revenues ..............               40             -              7                    47
                                                 ----------     ---------     ----------           -----------

Total revenue.............................          119,628           175              7               119,810
                                                 ----------     ---------     ----------           -----------
External customer expenses:
    Interest expense......................           58,840            16              -                58,856
    Other expenses .......................           39,261         1,687            198                41,146
    Other depreciation and
         amortization ....................            2,468            58              -                 2,526
                                                 ----------     ---------     ----------           -----------
Total external customer expenses .........          100,569         1,761            198               102,528
                                                 ----------     ---------     ----------           -----------

Intersegment expenses:
    Interest expense......................                7             -              -                     7
    Other expenses .......................                -            40              -                    40
                                                 ----------     ---------     ----------           -----------
Total intersegment expenses ..............                7            40              -                    47
                                                 ----------     ---------     ----------           -----------

Total expenses ...........................          100,576         1,801            198               102,575
                                                 ----------     ---------     ----------           -----------
Income before taxes and minority
    interest..............................       $   19,052     $  (1,626)    $     (191)          $    17,235

Provision for income taxes ...............                                                                 121
Minority interest ........................                                                                (972)
Income from discontinued
    operations............................                                                               1,623
                                                                                                   -----------
Consolidated net income ..................                                                         $    19,709
                                                                                                   ===========

Segment assets ...........................       $1,740,297     $  18,091     $    2,383           $ 1,760,771
Elimination of intersegment receivables...                                                              (9,734)
                                                                                                   -----------
Consolidated assets ......................                                                         $ 1,751,037
                                                                                                   ===========

Segment liabilities ......................       $1,642,753     $   9,339     $      242           $ 1,652,334
Elimination of intersegment liabilities...                                                              (2,556)
                                                                                                   -----------
Consolidated liabilities .................                                                         $ 1,649,778
                                                                                                   ===========

Capital expenditures......................       $    4,274     $     894     $       70           $     5,238



(1) Includes the results of C1FN from September 1, 1999 through December 31, 1999, the period of WSFS' ownership.
(2) Includes the results of WNF from December 1, 1999, its date of inception.

18.  PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

                                                                                                    December 31,
                                                                                         ---------------------------------
                                                                                           2001                     2000
                                                                                         ---------                --------
                                                                                                    (In Thousands)
Assets:
     Cash ......................................................................         $   5,869               $   2,519
     Investment in the subsidiaries ............................................           139,149                 140,116
     Investment in interest rate cap ...........................................             2,534                   1,997
     Investment in capital trust................................................             1,547                   1,547
     Other assets...............................................................             1,177                   1,449
                                                                                         ---------               ---------
Total assets ...................................................................         $ 150,276               $ 147,628
                                                                                         =========               =========


Liabilities:
     Borrowings.................................................................         $  50,000               $  50,000
     Interest payable...........................................................               203                     409
     Other liabilities..........................................................                70                      73
                                                                                         ---------               ---------
     Total liabilities..........................................................            50,273                  50,482
                                                                                         ---------               ---------
Stockholders' equity:
     Common stock ..............................................................               148                     148
     Capital in excess of par value ............................................            59,079                  58,985
     Comprehensive income.......................................................             3,146                     197
     Retained earnings .........................................................           107,950                  92,409
     Treasury stock ............................................................           (70,320)                (54,593)
                                                                                         ---------               ---------
     Total stockholders' equity ................................................           100,003                  97,146
                                                                                         ---------               ---------
Total liabilities and stockholders' equity......................................         $ 150,276               $ 147,628
                                                                                         =========               =========

Condensed Statement of Operations

                                                                                                 Year Ended December 31,
                                                                                          ------------------------------------
                                                                                             2001         2000         1999
                                                                                           --------     --------      -------
                                                                                                    (In Thousands)
Income:
     Interest income ...........................................................          $    362     $   359       $    876
     Other income...............................................................               187         234             93
                                                                                          --------    --------       --------
                                                                                               549         593            969
                                                                                          --------    --------       --------
Expenses:
     Interest expense...........................................................             3,421       4,787          4,284
     Other operating expenses...................................................            (1,111)     (1,408)        (1,116)
                                                                                          --------    --------       --------
                                                                                             2,310       3,379          3,168
                                                                                          --------    --------       --------

Loss before equity in undistributed income of WSFS..............................            (1,761)     (2,786)        (2,199)
Equity in undistributed income of WSFS .........................................            18,844      13,805         21,908
                                                                                          --------    --------       --------
Net income .....................................................................          $ 17,083    $ 11,019       $ 19,709
                                                                                          ========    ========       ========


Condensed Statement of Cash Flows

                                                                                                 Year Ended December 31,
                                                                                          ------------------------------------
                                                                                             2001         2000         1999
                                                                                           --------     --------      -------
                                                                                                    (In Thousands)
Operating activities:
     Net income ................................................................          $ 17,083     $ 11,019      $ 19,709
Adjustments to reconcile net income to net
   cash used for operating activities:
     Equity in undistributed income of WSFS ....................................           (18,844)     (13,805)      (21,908)
     Amortization ..............................................................               (93)         373           286
     (Increase) decrease in other assets........................................              (169)         (20)          487
     Decrease in other liabilities..............................................              (209)        (547)         (706)
                                                                                          --------     --------      --------
Net cash used for operating activities .........................................            (2,232)      (2,980)       (2,132)
                                                                                          --------     --------      --------

Investing activities:
     Decrease in investment in WSFS.............................................            22,500       12,374             -
                                                                                          --------     --------      --------
Net cash provided by investing activities.......................................            22,500       12,374             -
                                                                                          --------     --------      --------

Financing activities:
     Issuance of common stock ..................................................                94          103           389
     Unrealized gains in intrinsic value of interest rate cap ..................               257          125             -
     Dividends paid on common stock ............................................            (1,542)      (1,610)       (1,366)
     Treasury stock, net of reissuance .........................................           (15,727)     (12,678)       (4,931)
                                                                                          --------     --------      --------
Net cash (used for) financing activities .......................................           (16,918)     (14,060)       (5,908)
                                                                                          --------     --------      --------

Increase (decrease) in cash ....................................................             3,350       (4,666)       (8,040)
Cash at beginning of period ....................................................             2,519        7,185        15,225
                                                                                          --------     --------      --------
Cash at end of period ..........................................................          $  5,869     $  2,519      $  7,185
                                                                                          ========     ========      ========


19.  INVESTMENTS IN NONWHOLLY-OWNED SUBSIDIARIES

         The Corporation consolidates two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington National Finance, Inc.
(WNF).

         C1FN provides direct-to-customer marketing, servicing and Internet development and technology management for branchless financial services. Since the fourth quarter of 1999 WSFS and C1FN have been engaged in a joint effort through a division of WSFS, Everbank, to provide branchless financial services on a national level. WSFS originally invested $5.5 million, which had a book value of $2.4 million at December 31, 2001 including approximately $1 million in goodwill. WSFS currently has a 28% interest in C1FN, and warrants to acquire additional ownership under certain circumstances, but exercises majority control through a voting trust. Therefore, the results of C1FN are and will continue to be consolidated into WSFS until Everbank obtains a separate banking charter or is otherwise disposed. C1FN paid a management fee to WSFS of $480,000 in 2001 and $327,000 in 2000 which is partially eliminated in consolidation. C1FN had total assets of $296.1 million at December 31, 2001 and $192.6 million at December 31, 2000. Net losses, after minority interest were $558,000 and $1.5 million for the years ended December 31, 2001 and 2000, respectively.

         Under the terms of its agreement with WSFS, C1FN has the right to acquire the deposits and business of Everbank if C1FN obtains its own depository institution charter. C1FN has submitted an application to the Office of Thrift Supervision (OTS) for a separate thrift charter for Everbank and is in discussions with potential strategic partners for the purpose of raising the capital required to support an independent thrift institution.

         In 2002, the Services Agreement between WSFS and C1FN to run the Everbank division will expire. The impact on WSFS of the expiration of the arrangement will depend on the outcome of several possible strategies: if C1FN receives approval from the OTS for a separate charter and raises the required capital, WSFS' investment in C1FN would likely be preserved or possibly enhanced; if C1FN is unable to obtain a separate charter, WSFS and C1FN would likely pursue a sale of the division and preservation or enhancement of WSFS' interest would depend on sale price; if WSFS and C1FN are unable sell the division, other possibilities would be considered including the write-off of WSFS' investment in C1FN. In this last case, other costs may result. The ultimate strategy and degree of success can not be determined at this time, but will likely be known by the end of 2002. Management is aggressively pursuing a separate charter.

         C1FN/Everbank is currently a relatively low margin business. If C1FN/Everbank is spun-off or sold, the Corporation would likely experience an improvement in performance ratios such as the efficiency ratio, net interest margin and the return on average assets and equity, as well as capital ratios.

         WNF is a 51% owned subsidiary and began operations in December 1999. In addition, WSFS holds warrants to purchase an additional 14% ownership. WNF is a nonconforming mortgage banker generally dealing in higher grade subprime loans. WNF solicits and originates its loans primarily as a result of referrals through independent mortgage brokers, although direct-to-consumer originations accounted for 6.8% and 14.4% of total originations for the years ended December 31, 2001 and 2000, respectively. WNF originates all loans and sells its originations to investors, typically well known regional banks or national finance companies, on a whole loan, servicing-released basis for cash premiums only (no securitizations). Mortgage loans are sold with very limited recourse beyond the standard representations and warranties.

         As of December 31, 2001, the WNF's wholesale channel consisted of seven regional sales offices located throughout the continental United States. These offices are located in Plymouth Meeting, PA, North Kingston, RI, Charlotte, NC, Atlanta, GA, Naperville, IL, Livermore, CA and Las Vegas, NV. The offices in Atlanta, Charlotte and Las Vegas were opened during the second half of 2001. Management expects an additional office or two may be opened in 2002 depending on the business climate and the ability to recruit quality, experienced office managers. The regional offices obtain business by establishing relationships with, and soliciting mortgage applications from, independent mortgage brokers in their local markets. These mortgage brokers match their applicants with lenders such as WNF based on the types of products, pricing and the level of service provided by the lenders. Brokers may be paid for their services by either the borrower or by the lender, depending on the requirements of the transaction.

         WNF has a centralized secondary marketing function which analyzes the product offerings of the various end investors, consolidates the investors' underwriting guidelines into the product parameters that WNF offers to its brokers and ultimately sells WNF's originations to the end investors. Between the time loans are originated and sold, they are warehoused on WNF's balance sheet. WSFS provides temporary financing for the loans through a warehouse line of credit with an adjustable rate based on the One-Month FHLB Advance rate + 90 basis points. This line is limited to $135 million but could increase to $150 million on a temporary basis. At December 31, 2001, $75.2 million was outstanding on this line. For each of the years ended December 31, 2001 and 2000, loans remained in the warehouse for an average of 29 days before being sold. The percentage of loans in the warehouse that were 45 days old or greater were 2% at December 31, 2001 and 14% at December 31, 2000. WNF's total assets at December 31, 2001 and 2000 were $84.3 million and $24.7 million, respectively. For the year ended December 31, 2001, WNF added $2.5 million to the net income of the Corporation compared to a net loss of $1.4 million for the year ended December 31, 2000. At December 31, 2001, WSFS also held $3.0 million in the preferred stock of WNF.

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

         The Corporation's has an interest-rate cap with a notional amount of $50 million which limits 3-month LIBOR to 6% for ten years ending December 1, 2008. The cap is being used to hedge the cash flows of $50 million in trust preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. The fair market value (FMV), which at inception is equal to the cost, is broken into two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included in a separate component of other comprehensive income and changes in the time value of the option included directly in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, will be expensed in the period in which ineffectiveness is determined. It has been determined that the hedge is highly effective and can reasonably be expected to remain so. Management is not aware of any events that would result in the reclassification into earnings of gains and losses that are currently reported in accumulated other comprehensive income except for the change in the FMV of the interest rate cap which pertains to the time value of the hedging instrument. The fair value is estimated using a standard sophisticated option model and quoted prices for similar instruments.

         Everbank enters into short-term forward exchange contracts to provide an effective fair value hedge on the foreign currency denominated deposits from fluctuations that may occur in world currency markets. At December 31, 2001 and 2000, the Company had entered into such contracts with a notional amount of $60.4 million and $35.5 million, respectively. During the years ended December 31, 2001 and 2000, the expense associated with these hedging contracts was almost entirely offset by changes in the fair value of the world currency denominated deposits. There was no material impact on other income.

         The following depicts the change in fair market value of the Company's derivatives:


                            Carrying Value                     Carrying Value                      Carrying Value
                             at January 1,                     at December 31,                     at December 31,
                                2000          Activity              2000            Activity            2001
                            --------------    --------         ---------------      --------       ---------------
                                                               (In Thousands)
Interest rate cap:
   Intrinsic Value            $  2,813         $(2,620)            $   193 (1)       $   396          $   589 (1)
   Time Value                    2,131            (327) (2)          1,804               141 (2)        1,945
                              --------         -------             -------           -------          -------
                              $  4,944         $(2,947)            $ 1,997           $   537          $ 2,534
                              ========         =======             =======           =======          =======

Foreign Exchange Contracts
   Time Value                 $      -         $ 1,385  (3)        $ 1,385           $(1,780)(3)      $  (395)
                              ========         =======             =======           =======          =======

(1) Included in other comprehensive income, net of taxes.
(2) Included in interest expense on the hedged item (Trust Preferred borrowings).
(3) Included in other income and offset by corresponding changes in foreign currency denominated deposits.

         An additional provision of SFAS 133 afforded the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading at the date of adoption. Accordingly, on January 1, 2000, the Corporation reclassified $131.0 million in investments and mortgage-backed securities from held-to-maturity to available-for-sale and recorded an unrealized loss of $2.4 million net of tax. Of the $131.0 million transferred, $55.4 million was sold at a loss of $1.3 million, net of tax, during the first quarter of 2000 (the quarter of adoption). In accordance with SFAS No. 133, this loss was included in the statement of operations as a cumulative effect of a change in accounting principle.

QUARTERLY FINANCIAL SUMMARY  (Unaudited)


                                                                  Three Months Ended
                                -----------------------------------------------------------------------------------------
                                12/31/01    9/30/01      6/30/01    3/31/01     12/31/00    9/30/00    6/30/00    3/31/00
                                --------    -------      -------    -------     --------    -------    -------    -------
                                                            (In Thousands, Except Per Share Data)
Interest income...............   $28,793     $31,047     $31,016    $29,618      $32,664    $32,302    $30,219    $34,492
Interest expense..............    12,599      14,997      14,794     15,794       17,303     17,251     15,347     15,826
                                 -------     -------     -------    -------      -------    -------    -------    -------
Net interest income ..........    16,194      16,050      16,222     13,824       15,361     15,051     14,872     18,666
Provision for loan losses.....       621         746         452        393          222        227        217        228
                                 -------     -------     -------    -------      -------    -------    -------    -------
Net interest income after
   provision for loan losses..    15,573      15,304      15,770     13,431       15,139     14,824     14,655     18,438

Other income .................    14,320      11,711      10,050      8,050        5,006      5,982      6,026      1,087
Other operating expenses......    20,731      18,588      19,702     16,807       16,535     16,222     15,271     13,400
                                 -------     -------     -------    -------      -------    -------    -------    -------
Income from operations
  before, minority int.,
  taxes and accounting
  change......................     9,162       8,427       6,118      4,674        3,610      4,584      5,410      6,125
Minority interest net of tax..     1,194         117        (753)      (747)        (868)      (780)      (856)    (1,231)
                                 -------     -------     -------    -------      -------    -------    -------    -------
Income before taxes ..........     7,968       8,310       6,871      5,421        4,478      5,364      6,266      7,356
Income tax provision
  (benefit)...................     2,788       2,807       2,165      1,701        1,165      1,326      1,999      2,096
                                 -------     -------     -------    -------      -------    -------    -------    -------

Income from continued
  operations before
  accounting change...........     5,180       5,503       4,706      3,720        3,313      4,038      4,267      5,260
Change in accounting
   principles, net............         -           -           -          -            -          -          -     (1,256)
                                 -------     -------     -------    -------      -------    -------    -------    -------
Income from continuing
   operations.................     5,180       5,503       4,706      3,720        3,313      4,038      4,267      4,004
(Loss) income from
  discontinued operations,
  net of tax .................         -           -           -          -         (656)        31     (1,901)       134
Loss on wind-down of
   discontinued operations....    (2,026)          -           -          -       (2,211)         -                    -
                                 -------     -------     -------    -------      -------    -------    -------    -------

Net income ...................   $ 3,154     $ 5,503     $ 4,706    $ 3,720      $   446    $ 4,069    $ 2,366    $ 4,138
                                 =======     =======     =======    ========     =======    =======    =======    =======

Earnings per share:
  Basic:

Income from continued
   operations before
   accounting change .........      0.56        0.59        0.48       0.37      $   .32    $   .39    $   .40   $    .47
Change in accounting
  principle, net..............         -           -           -          -            -          -          -      (0.11)
                                 -------     -------     -------    -------      -------    -------    -------    -------
Income from continuing
  operations..................      0.56        0.59        0.48       0.37         0.32       0.39       0.40       0.36
(Loss) income from
  discontinued operations,
  net of tax..................         -           -           -          -        (0.06)         -      (0.18)      0.01
Loss on wind-down of
  discontinued operations.....     (0.22)          -           -          -        (0.22)         -          -          -
                                 -------     -------     -------    -------      -------    -------    -------    -------
Net income....................   $  0.34     $  0.59     $  0.48    $  0.37      $  0.04    $  0.39    $  0.22    $  0.37
                                 =======     =======     =======    ========     =======    =======    =======    =======


QUARTERLY FINANCIAL SUMMARY (Unaudited) (continued...)


                                                                  Three Months Ended
                                -----------------------------------------------------------------------------------------
                                12/31/01    9/30/01      6/30/01    3/31/01     12/31/00    9/30/00    6/30/00    3/31/00
                                --------    -------      -------    -------     --------    -------    -------    -------
                                                            (In Thousands, Except Per Share Data)
Income from continuing
   operations before
   accounting change .........   $ 0.56     $ 0.58       $ 0.48     $ 0.37      $  0.32    $  0.39    $  0.40    $  0.47
Change in accounting
  principles, net.............        -          -            -          -            -          -          -      (0.11)
                                 -------    -------      ------     ------      -------    -------    -------    -------
Income from continuing
  operations..................     0.56       0.58         0.48       0.37         0.32       0.39       0.40       0.36
(Loss) Income  from
  discontinued operations,
  net of taxes................        -          -            -          -        (0.06)         -      (0.18)      0.01
Loss on wind-down of
  discontinued operations.....    (0.22)         -            -          -        (0.22)         -          -          -
                                 -------    -------      ------     ------      -------    -------    -------    -------
Net income....................   $ 0.34     $ 0.58       $ 0.48     $ 0.37      $  0.04    $  0.39    $  0.22    $  0.37
                                 ======     ======       ======     ======      =======    =======    =======    =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III
                                    --------

         Items 10 through 13 are incorporated by the following references from the indicated pages of the Proxy Statement for the 2002 Annual Meeting of
Stockholders:


                                                                            Page
                                                                            ----
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT                                                  4-8


ITEM 11.  EXECUTIVE COMPENSATION                                            9-14


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                            2,6,7


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      15

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

10.4         2000 Stock Option and Temporary Severance Agreement among Wilmington Savings Fund Society, Federal Savings
             Bank, WSFS Financial Corporation and Marvin N. Schoenhals on February 24, 2000 is incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
             2000

10.5 Attachment A    Severance Policy among Wilmington Savings Fund Society, Federal Savings Bank and certain
                     Executives dated March 13, 2001, as amended.

21   Attachment B    Subsidiaries of Registrant.

23   Attachment C    Consent of KPMG LLP.



Exhibits 10.1 through 10.5 represent management contracts or compensatory plan arrangements.

(b)  No reports on Form 8K were filed during the fourth quarter 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WSFS FINANCIAL CORPORATION


Date: March 22, 2002               BY:  /s/MARVIN N. SCHOENHALS
                                        ----------------------------------------
                                        Marvin N. Schoenhals
                                        Chairman, President and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2002               BY:  /s/MARVIN N. SCHOENHALS
                                        ----------------------------------------
                                        Marvin N. Schoenhals
                                        Chairman, President and
                                        Chief Executive Officer


Date: March 22, 2002               BY:  /s/CHARLES G. CHELEDEN
                                        ----------------------------------------
                                        Charles G. Cheleden
                                        Vice Chairman and Director


Date: March 22, 2002               BY:  /s/JOHN F. DOWNEY
                                        ----------------------------------------
                                        John F. Downey
                                        Director


Date: March 22, 2002               BY:  /s/LINDA C. DRAKE
                                        ----------------------------------------
                                        Linda C. Drake
                                        Director


Date: March 22, 2002               BY:  /s/DAVID E. HOLLOWELL
                                        ----------------------------------------
                                        David E. Hollowell
                                        Director


Date: March 22, 2002               BY:  /s/JOSEPH R. JULIAN
                                        ----------------------------------------
                                        Joseph R. Julian
                                        Director

Date: March 22, 2002               BY:  /s/THOMAS P. PRESTON
                                        ----------------------------------------
                                        Thomas P. Preston
                                        Director


Date: March 22, 2002               BY:  /s/CLAIBOURNE D. SMITH
                                        ----------------------------------------
                                        Claibourne D. Smith
                                        Director


Date: March 22, 2002               BY:  /s/EUGENE W. WEAVER
                                        ----------------------------------------
                                        Eugene W. Weaver
                                        Director


Date: March 22, 2002               BY:  /s/R. TED WESCHLER
                                        ----------------------------------------
                                        R. Ted Weschler
                                        Director


Date: March 22, 2002               BY:  /s/DALE E. WOLF
                                        ----------------------------------------
                                        Dale E. Wolf
                                        Director


Date: March 22, 2002               BY:  /s/MARK A. TURNER
                                        ----------------------------------------
                                        Mark A. Turner
                                        Chief Operating Officer and
                                        Chief Financial Officer


Date: March 22, 2002               BY:  /s/ROBERT F. MACK
                                        ----------------------------------------
                                        Robert F. Mack
                                        Senior Vice President and Controller

                                  ATTACHMENT A

                                SEVERANCE POLICY

--------------------------------------------------------------------------------

Organizational Functional Area:                           Human Resources
 Policy For:                                              Severance Policy, WSFS
Chief Operating Officers(1)
Executive Vice President(1)

Board Approved:  February 2002
Last Revision Date: March 2001

Department/Individual Responsible for Executive Vice President,
Maintaining/Updating Policy: Human Resources Director

I. Release Without Cause(2)                 In the event a Chief Operating Officer ("COO") or an Executive
                                            Vice President ("EVP") (both referred to as "Executive") is released without cause, an initial six (6) months severance and professional level outplacement will be provided. If the Executive has not found new and full time employment on or before six (6)
                                            months after termination, severance pay and outplacement will be extended for another six (6) months or until the Executive finds employment, whichever occurs first. In the event the Executive finds a job within the second six (6) month period, but at a lower rate of pay than the Executive recived at WSFS, then WSFS shall make up the difference until the second six (6) month period has ended. Medical and dental benefits will be offered at the
                                            Associate rate through the severance period.

II. Change of Control                       If an Executive is released without cause as defined in Attachment
                                            A within one (1) year after the change of control or is offered a position that is not within thirty-five (35) miles of the
                                            Executive's current work site and at the current WSFS salary and bonus opportunity:

                                            Executive shall receive twenty-four (24) months base salary severance offset by the value arising from the acceleration of stock option vesting3. Note that the value of previously vested options shall not offset the twenty-four (24) months of severance.



(1) Specifically excluding Presidents or the equivalent of WSFS subsidiaries (e.g. Cash Connect, Wilmington National Finance, Inc.)
(2) Definition of "cause" is contained in Attachment A.
(3) Under the terms of the WSFS Stock Option Plan, all unvested stock options become vested upon a change in control.


                                            However, value from the accelerated vesting shall account for no more than twelve (12) months of the twenty-four (24) months severance commitment. By way of clarification, irrespective of the value of the accelerated vesting, Executive would get twelve (12)
                                            months severance pay, plus the value of the accelerated vesting, even if the value of the accelerated vesting exceeds twelve (12)
                                            months of base pay.

                                            Executive would be eligible for medical and dental benefits at the
                                            Associate rate for the twenty-four (24) month period, however, any unused flex dollars may not be contributed to the 401(k) Plan, nor may contributions to the 401(k) Plan occur during the severance period consistent with the 401(k) Summary Plan Description.

                                            Twelve (12) months of Executive level outplacement will be offered.

                                            If Executive is offered the same salary and bonus opportunity and position is within thirty-five (35) miles of WSFS' work location, but the Executive decides to terminate employment:

                                            Accelerated vesting of stock options and severance pay will equal at least twelve (12) months base pay. If the value of the
                                            accelerated vesting is less than twelve (12) months of base pay, then severance pay will be added to the value of the accelerated options to equal twelve (12) months of base pay. If the value of the accelerated vesting is greater than or equal to twelve (12)
                                            months of base pay, then no additional severance shall be paid.
                                            Six (6) months of professional level outplacement will be offered with medical and dental benefits at Associate rate for twelve (12)
                                            months in each case.

III. Receipt of Benefits                    To receive any of the severance benefits outlined in this policy, with the exception of accelerated vesting of options, the
                                            Executive must execute a release form acceptable to WSFS.

                                            The severance pay will be paid consistent with WSFS regular pay schedule.



                                  Attachment A
   Severance Policy; WSFS Chief Operating Officer and Executive Vice President
                                   March 2001



     (a) Cause. The Company may terminate Executive's employment during the Employment Period with or without Cause. For purposes of Section I of this Policy "Cause" shall mean:

         (i) the willful and continued failure of Executive to perform substantially Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to Executive by the President or the Board of Directors of the Company which specifically identifies the manner in which such Chief Executive Officer or the Board believes that Executive has not substantially performed Executive's duties, or

         (ii) the willful engaging by Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

For the purposes of this provision, no act or failure to act, on the part of Executive, shall be considered "willful" unless it is done, or omitted to be done, by Executive in bad faith or without reasonable belief that Executive's action or omission was in the best interests of the Company. The cessation of employment of Executive shall not be deemed to be for Cause [under paragraph (i) or (ii) above] unless and until there shall have been delivered to Executive a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board at a meeting of the Board called and held for such purpose, finding that, in the good faith opinion of the Board, Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail, or

         (iii) the consistent failure of Executive to meet reasonable performance expectations (other than any such failure resulting from incapacity due to physical or mental illness); provided, however, that termination of Executive's employment under this subparagraph (iii) shall not be effective unless at least 90 days prior to such termination Executive shall have received written notice from the Chief Executive Officer or the Board which specifically identifies the manner in which the Board or the Chief Executive Officer believes that Executive has consistently failed to meet reasonable performance expectations and Executive shall have failed after receipt of such notice to resume the diligent performance of his duties to the reasonable satisfaction of the Chief Executive Officer of the Board.