Form 10-Q
period 2002-03-31
WSFS FINANCIAL CORP
filed 2002-05-15
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended               March 31, 2002
                                    --------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                              22-2866913
------------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


  838 Market Street, Wilmington, Delaware                       19899
-----------------------------------------         ------------------------------
(Address of principal executive offices)                      (Zip Code)


                                  (302)792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO
                                                ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 2002:

Common Stock, par value $.01 per share                       9,094,242
--------------------------------------                       ---------
       (Title of Class)                               (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                          PART I. Financial Information
                                                                            Page
                                                                            ----
Item 1.    Financial Statements
           --------------------

           Consolidated Statement of Operations for the Three Months
           Ended March 31, 2002 and 2001 (Unaudited).......................... 3

           Consolidated Statement of Condition as of March 31, 2002
           (Unaudited) and December 31, 2001.................................. 4

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 2002 and 2001 (Unaudited)................................ 5

           Notes to the Consolidated Financial Statements for the Three
           Months Ended March 31, 2002 and 2001 (Unaudited)................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................12
           -------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk............21
        ----------------------------------------------------------


                           PART II. Other Information

Item 4.    Submission of Matters to a Vote of Security Holders................21
           ---------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K...................................21
           --------------------------------

Signatures ...................................................................22

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                              Three months ended
                                                                                   March 31,
                                                                           ------------------------
                                                                                2002        2001
                                                                                ----        ----
                                                                                   (Unaudited)
                                                                       (In Thousands, Except per Share Data)
Interest income:
     Interest and fees on loans ...........................................   $ 20,622    $ 20,573
     Interest on mortgage-backed securities ...............................      4,106       6,012
     Interest and dividends on investment securities ......................        242         455
     Interest on investments in reverse mortgages .........................      6,994       1,784
     Other interest income ................................................        413         794
                                                                              --------    --------
                                                                                32,377      29,618
                                                                              --------    --------
Interest expense:
     Interest on deposits .................................................      4,625      10,688
     Interest on Federal Home Loan Bank advances ..........................      4,528       3,206
     Interest on federal funds purchased and securities
       sold under agreements to repurchase ................................        536         809
     Interest on Trust Preferred borrowings ...............................        636         964
     Interest on other borrowings .........................................        100         127
                                                                              --------    --------
                                                                                10,425      15,794
                                                                              --------    --------

Net interest income .......................................................     21,952      13,824
Provision for loan losses .................................................        755         393
                                                                              --------    --------
Net interest income after provision for loan losses .......................     21,197      13,431
                                                                              --------    --------

Other income:
     Loan servicing fee income ............................................        811         647
     Deposit service charges ..............................................      2,082       1,966
     Credit/debit card and ATM income .....................................      1,855       1,550
     Gain on sales of loans ...............................................     11,844       2,917
     Other income .........................................................      1,116         970
                                                                              --------    --------
                                                                                17,708       8,050
                                                                              --------    --------
Other expenses:
     Salaries, benefits and other compensation ............................     13,300       8,605
     Equipment expense ....................................................      1,377       1,016
     Data processing  and operation expense ...............................      1,282       1,097
     Occupancy expense ....................................................      1,246       1,309
     Marketing expense ....................................................        656         755
     Professional fees ....................................................      1,143         582
     ATM fraud (recovery) loss ............................................       (198)        421
     Other operating expenses .............................................      3,793       3,022
                                                                              --------    --------
                                                                                22,599      16,807
                                                                              --------    --------

Income before minority interest, taxes and cumulative effect of change
  in accounting principle .................................................     16,306       4,674
Less minority interest ....................................................      2,405        (747)
                                                                              --------    --------
Income before taxes and cumulative effect of change in accounting principle     13,901       5,421
Income tax provision ......................................................      5,178       1,701
                                                                              --------    --------
Income before cumulative effect of change in accounting principle .........      8,723       3,720
Cumulative effect of change in accounting principle, net of $469,000 in tax        703           -
                                                                              --------    --------

Net income ................................................................   $  9,426    $  3,720
                                                                              ========    ========

Basic earnings per share:
Income before cumulative effect of change in accounting principle .........   $   0.95    $   0.37
 Cumulative effective of a change in accounting principle, net of tax .....       0.08           -
                                                                              --------    --------

Net income ................................................................   $   1.03    $   0.37
                                                                              ========    ========

Diluted earnings per share:
Income before cumulative effect of change in accounting principle .........   $   0.93        0.37
 Cumulative effective of change in accounting principle ...................       0.08           -
                                                                              --------    --------

Net income ................................................................   $   1.01    $   0.37
                                                                              ========    ========

   The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                     March 31,   December 31,
                                                                                      2002           2001
                                                                                  ------------   ------------
                                                                                   (Unaudited)
                                                                                         (In Thousands)
Assets

Cash and due from banks .......................................................   $    96,975    $   104,813
Federal funds sold and securities purchased under agreements to resell ........         8,100         65,779
Interest-bearing deposits in other banks ......................................        15,097         28,360
Investment securities held-to-maturity ........................................        11,634         12,396
Investment securities available-for-sale ......................................         1,774          1,798
Mortgage-backed securities held-to-maturity ...................................        59,327         70,285
Mortgage-backed securities available-for-sale .................................       347,300        291,439
Investment in reverse mortgages, net ..........................................        35,570         33,939
Loans held-for-sale ...........................................................        67,086         84,741
Loans, net of allowance for loan losses of $20,995 at March 31, 2002
  and $21,597 at December 31, 2001 ............................................     1,052,394      1,030,631
Stock in Federal Home Loan Bank of Pittsburgh, at cost ........................        23,500         28,750
Assets acquired through foreclosure ...........................................           325            432
Premises and equipment ........................................................        15,938         16,438
Accrued interest and other assets .............................................        36,292         28,824
Loans, operating leases and other assets of discontinued operations ...........        96,753        115,295
                                                                                  -----------    -----------

Total assets ..................................................................   $ 1,868,065    $ 1,913,920
                                                                                  ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ................................................   $   179,551    $   171,801
    Money market and interest-bearing demand ..................................       322,033        327,635
    Savings ...................................................................       317,687        313,246
    Time ......................................................................       304,769        303,059
    Jumbo certificates of deposit - retail ....................................        12,615          9,695
                                                                                  -----------    -----------
      Total retail deposits ...................................................     1,136,655      1,125,436
    Jumbo certificates of deposit - other .....................................        15,113         12,334
    Brokered certificates of deposit ..........................................             -          8,347
                                                                                  -----------    -----------
      Total deposits ..........................................................     1,151,768      1,146,117

Federal funds purchased and securities sold under agreements to repurchase ....        45,000         45,000
Federal Home Loan Bank advances ...............................................       455,000        520,000
Trust Preferred borrowings ....................................................        50,000         50,000
Other borrowed funds ..........................................................        30,725         30,480
Accrued expenses and other liabilities ........................................        22,270         16,519
                                                                                  -----------    -----------
Total liabilities .............................................................     1,754,763      1,808,116
                                                                                  -----------    -----------

Minority Interest .............................................................         5,010          5,801

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ....................................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,826,011 at March 31, 2002 and 14,823,651 at December 31, 2001 ..........           148            148
Capital in excess of par value ................................................        59,136         59,079
Accumulated other comprehensive income ........................................         2,893          3,146
Retained earnings .............................................................       117,014        107,950
Treasury stock at cost, 5,709,469 shares at March 31, 2002 and 5,677,169 shares
    at December 31, 2001 ......................................................       (70,899)       (70,320)
                                                                                  -----------    -----------
Total stockholders' equity ....................................................       108,292        100,003
                                                                                  -----------    -----------
Total liabilities minority interest and stockholders' equity ..................   $ 1,868,065    $ 1,913,920
                                                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Three Months Ended March 31,
                                                                                                 2002          2001
                                                                                               ---------     ---------
                                                                                                    (Unaudited)

                                                                                                   (In Thousands)
Operating activities:
    Net income .............................................................................   $   9,426    $   3,720
    Adjustments to reconcile net income to cash provided by (used for) operating activities:
      Provision for loan losses ............................................................         755          393
      Depreciation, accretion and amortization .............................................       1,136          729
      Increase in accrued interest receivable and other assets .............................      (7,412)      (5,066)
      Origination of loans held-for-sale ...................................................    (300,952)     (88,000)
      Proceeds from sales of loans held-for-sale ...........................................     317,659       70,892
      Increase in accrued interest payable and other liabilities ...........................       5,650        2,415
      Increase in reverse mortgage capitalized interest, net ...............................      (8,165)      (1,742)
      Minority interest in net income ......................................................       2,405         (747)
      Other, net ...........................................................................          33        2,983
                                                                                               ---------    ---------
      Net cash provided by (used for) operating activities .................................      20,535      (14,423)
                                                                                               ---------    ---------

Investing activities:
    Net decrease (increase)  in interest-bearing deposits in other banks ...................      13,263      (14,320)
    Maturities of investment securities ....................................................         807        8,045
    Sales of investment securities available-for-sale ......................................           -          500
    Repayments of mortgage-backed securities held-to-maturity ..............................      10,885        4,529
    Repayments of mortgage-backed securities available-for-sale ............................      71,466       33,202
    Purchases of mortgage-backed securities available-for-sale .............................    (128,875)     (76,364)
    Repayments on reverse mortgages ........................................................       9,386        4,021
    Disbursements for reverse mortgages ....................................................      (1,681)      (1,855)
    Sales of loans .........................................................................       5,986            -
    Purchase of loans ......................................................................     (13,664)      (1,497)
    Net (increase) decrease in loans .......................................................     (13,795)      13,186
    Net decrease in stock of Federal Home Loan Bank of Pittsburgh ..........................       5,250       11,950
    Receipts from investment in real estate ................................................           -          270
    Sales of assets acquired through foreclosure, net ......................................         166          229
    Premises and equipment, net ............................................................        (603)        (802)
                                                                                               ---------    ---------
   Net cash used for investing activities ..................................................     (41,409)     (18,906)
                                                                                               ---------    ---------

Financing activities:
    Net increase in demand and savings deposits ............................................       6,869       60,152
    Net  (decrease) increase in time deposits ..............................................        (938)      11,949
    Receipts from FHLB borrowings ..........................................................     170,000       45,000
    Repayments of FHLB borrowings ..........................................................    (235,000)     (65,000)
    Net decrease in obligations under capital lease ........................................         (36)         (30)
    Dividends paid on common stock .........................................................        (362)        (405)
    Issuance of common stock ...............................................................          57            6
    Purchase of treasury stock, net of reissuance ..........................................        (579)      (1,938)
    Minority Interest ......................................................................      (3,196)         (28)
                                                                                               ---------    ---------
  Net cash (used for) provided by financing activities .....................................     (63,185)      49,706
                                                                                               ---------    ---------
  (Decrease) increase in cash and cash equivalents .........................................     (84,059)      16,377
  Change in net assets from discontinued operations ........................................      18,542       18,014
  Cash and cash equivalents at beginning of period .........................................     170,592       91,349
                                                                                               ---------    ---------
  Cash and cash equivalents at end of period ...............................................   $ 105,075    $ 125,740
                                                                                               =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the quarter ................................................   $  10,106    $  13,805
  Cash paid for income taxes, net ..........................................................       3,528        2,098

  Loans and transferred to assets acquired through foreclosure .............................          40          324
  Net change in other comprehensive income .................................................        (253)       1,660

    The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the parent company, WSFS Capital Trust I, WSFS and its wholly-owned subsidiaries, 838 Investment Group, Inc. and Star States Development Company (SSDC) as well as not wholly-owned, but majority controlled subsidiaries, Wilmington National Finance, Inc. (WNF) and CustomerOne Financial Network, Inc. (C1FN), see Note 4 for further discussion of non-wholly owned subsidiaries.

     As discussed in Note 3 of the financial statements, the results of WSFS Credit Corporation (WCC), the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations, retroactively restated for all periods presented.

     The consolidated statement of condition at March 31, 2002, the consolidated statement of operations for the three months ended March 31, 2002 and 2001 and the consolidated statement of cash flows for the three months ended March 31, 2002 and 2001 are unaudited, and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. Certain reclassifications have been made to the prior year's financial statements for conformity with the current year's presentation. All significant intercompany transactions are eliminated in consolidation. The results of operations for the three-month period ended March 31, 2002 is not necessarily indicative of the expected results for the full year ending December 31, 2002. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable to the banking industry. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2001 Annual Report.

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                               For the three months ended
                                                                                       March 31,
                                                                                  -------------------
                                                                                    2002       2001
                                                                                  --------   --------
                                                                               (In Thousands, Except per
                                                                                       Share Data)
Numerator:
----------
Income before cumulative effect of a change in accounting principle ...........   $  8,723   $  3,720
Cumulative effect of a change in accounting principle, net of $469,000 in tax .        703          -
                                                                                  --------   --------
Net income ....................................................................   $  9,426   $  3,720
                                                                                  ========   ========

Denominator:
------------
  Denominator for basic earnings per share - weighted average shares ..........      9,133     10,117
  Employee stock options ......................................................        183         54
                                                                                  --------   --------
  Denominator for diluted earnings per share - adjusted weighted average shares
    and assumed exercise ......................................................      9,316     10,171
                                                                                  ========   ========

Earnings per share:
-------------------
Basic:
Income before cumulative effect of a change in accounting principle ...........   $   0.95   $   0.37
Cumulative effect of a change in accounting principle, net of $469,000 in tax .       0.08          -
                                                                                  --------   --------
Net income ....................................................................   $   1.03   $   0.37
                                                                                  ========   ========

Diluted:
Income before cumulative effect of a change in accounting principle ...........   $   0.93   $   0.37
Cumulative effect of a change in accounting principle, net of $469,000 in tax .       0.08          -
                                                                                  --------   --------
Net income ....................................................................   $   1.01   $   0.37
                                                                                  ========   ========

Outstanding common stock equivalents having no dilutive effect ................     53,720    530,048

3.   Discontinued Operations of a Business Segment

     The operations of WSFS Credit Corporation (WCC) were discontinued in 2000. Accordingly, the results of WCC's operations, are treated as Discontinued Operations of a Business Segment, and shown separate from the Company's results of continuing operations in reported results of the Corporation. WCC, which had 4,012 lease contracts and 1,585 loan contracts at March 31, 2002, no longer accepts new applications but continues to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of December 2003.

     In December 2000, the Corporation established a $6.2 million pretax reserve to absorb expected future losses of WCC. As used vehicle values continued to deteriorate, $3.1 million was added to this reserve in 2001 for the expected losses in the business during its wind-down.

     Due to the uncertainty of a number of factors, including residual values, interest rate volatility and credit quality, this reserve is reevaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. The balance of reserves residual losses represents management's best estimate of losses inherent to the remaining portfolio.

     The following chart depicts the loans, operating leases and other assets of discontinued operations at March 31, 2002 and December 31, 2001:

                                                                     At March 31,   At December 31,
                                                                         2002             2001
                                                                     --------           --------
                                                                            (In Thousands)
Vehicles under operating leases, net .............................   $ 86,261          $102,288
Net loans ........................................................     13,392            16,131
Other noncash ....................................................      3,424             3,241
assets
Less:
    Reserve for losses of
     discontinued operations......................................      6,324             6,365
                                                                     --------          --------
Loans, operating leases and other assets of
  discontinued operations ........................................   $ 96,753          $115,295
                                                                     ========          ========

The following table depicts the net income from discontinued operations for the three months ended March 31, 2002 and 2001:

                                      For the three months Ended March 31,
                                      ------------------------------------
                                                2002            2001
                                              -------         -------
                                                   (In thousands)
Interest income ......................        $   302         $   559
Allocated interest expense (1) .......            755           2,992
                                              -------         -------
Net interest expense .................           (453)         (2,433)
Loan and lease servicing fee income ..            132             149
Rental income on operating leases, net            610           2,678
Other income .........................              4               4
                                              -------         -------
                                                  746           2,831
  Other operating expenses ...........            334             526
                                              -------         -------
(Loss) income before taxes ...........            (41)           (128)
Reserve for discontinued operations ..             41             128
                                              -------         -------

Income from discontinued operations ..        $     -         $     -
                                              =======         =======

(1) Allocated interest expense for the three months ended March 31, 2001 was based on the Company's average wholesale borrowing rate of 6.22% which approximated a marginal funding cost of this business. Beginning in December 2001, the allocated interest expense is based on a direct matched-maturity funding of the net non-cash assets of discontinued operations. The average borrowing rate for the first quarter of 2002 was 2.88%

4.   INVESTMENTS IN NONWHOLLY-OWNED SUBSIDIARIES

     The Corporation consolidates two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington National Finance, Inc. (WNF).

     C1FN provides direct-to-customer marketing, servicing and Internet development and technology management for branchless financial services. Since the fourth quarter of 1999 WSFS and C1FN have been engaged in a joint effort through a division of WSFS, Everbank, to provide branchless financial services on a national level. WSFS originally invested $5.5 million, which had a book value of $2.3 million at March 31, 2002 including approximately $1 million in goodwill. WSFS currently has a 28% interest in C1FN, and warrants to acquire additional ownership under certain circumstances, but exercises majority control through a voting trust. Therefore, the results of C1FN are and will continue to be consolidated into WSFS. C1FN paid a management fee to WSFS of $120,000 for both the quarters ended March 31, 2002 and 2001 and are partially eliminated in consolidation.

     Under the terms of its agreement with WSFS, C1FN had the right to acquire the deposits and business of Everbank if C1FN obtained its own depository institution charter. C1FN has recently concluded that it is likely that sufficient capital cannot be raised on a timely basis. As a result, C1FN withdrew their application to the Office of Thrift Supervision (OTS) for a separate thrift charter in April 2002. WSFS and C1FN are considering their remaining options which include the sale of the division. Preservation or enhancement of WSFS' investment in this case would depend on the sale price. Other possibilities include a write-off of WSFS' investment in C1FN. In this case, other costs, which are not expected to be material, may result. The ultimate strategy and degree of success cannot be determined at this time.

     C1FN/Everbank is currently a relatively low margin business. If C1FN/Everbank is sold or otherwise exited, the Corporation would likely experience an improvement in performance ratios such as the efficiency ratio, net interest margin and the return on average assets and equity, as well as capital ratios.

     WNF is a 51% owned subsidiary and began operations in December 1999. In addition, WSFS holds warrants to purchase an additional 14% ownership. WNF is a nonconforming mortgage banker generally dealing in higher grade subprime loans. WNF solicits and originates its loans primarily as a result of referrals through independent mortgage brokers, although direct-to-consumer originations accounted for 6% and 14% of total originations for the three months ended March 31, 2002 and 2001, respectively. WNF originates all loans and sells its originations to investors, typically well known regional banks or national finance companies, on a whole loan, servicing-released basis for cash premiums only (no securitizations). Mortgage loans are sold with very limited recourse beyond the standard representations and warranties.

     WNF has a centralized secondary marketing function which analyzes the product offerings of the various end investors, consolidates the investors' underwriting guidelines into the product parameters that WNF offers to its brokers and ultimately sells WNF's originations to the end investors. Between the time loans are originated and sold, they are warehoused on WNF's balance sheet. WSFS provides temporary financing for the loans through a warehouse line of credit with an adjustable rate based on the one-month FHLB Advance rate plus 90 basis points. This line is limited to $135 million but could increase to $150 million on a temporary basis. At March 31, 2002, $57.7 million was outstanding on this line. For the quarters ended March 31, 2002 and 2001, loans remained in the warehouse for an average of 27 and 33 days, respectively before being sold. The percentage of loans in the warehouse that were 45 days old or greater were 2.15% at March 31, 2002 and 3.82% at March 31, 2001. WNF's total assets at March 31, 2002 and 2001 were $71.8 million and $33.6 million, respectively. For the three months ended March 31, 2002, WNF added $1.7 million to the net income of the Corporation compared to $190,000 for the year ended March 31, 2000. At March 31, 2001, WSFS also held $3.0 million in preferred stock of WNF.

5.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     The Corporation has an interest-rate cap with a notional amount of $50 million, which limits 3-month LIBOR to 6% for ten years ending December 1, 2008. The cap is being used to hedge the cash flows of $50 million in trust preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. The fair market value (FMV), which at inception is equal to the cost, has two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included in a separate component of other comprehensive income and changes in the time value of the option included directly in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, is expensed in the period in which ineffectiveness is determined. It has been determined that the hedge is highly effective and can reasonably be expected to remain so. Management is not aware of any events that would result in the reclassification into earnings of gains and losses that are currently reported in accumulated other comprehensive income except for the change in the FMV of the interest rate cap, which pertains to the time value of the hedging instrument. The fair value is estimated using a standard sophisticated option model and quoted prices for similar instruments.

     Everbank enters into short-term forward foreign exchange contracts to provide an effective fair value hedge on the foreign currency denominated deposits from fluctuations that may occur in world currency markets. At March 31, 2002 and 2001, the Everbank had entered into such contracts with a notional amount of $66.2 million and $48.2 million, respectively. During the three months ended March 31, 2002 and 2001, the expense associated with these hedging contracts was almost entirely offset by changes in the fair value of the world currency denominated deposits. There was no material impact on other income.

     The following depicts the change in fair market value of the Company's derivatives:

                                            2002                                       2001
                              ----------------------------------        -----------------------------------
                                  At                       At               At                      At
                              January 1,   Change      March 31,        January 1,    Change      March 31,
                              ----------   ------      ---------        ----------    ------      ---------
                                                     (In Thousands)
Interest Rate Cap:
------------------

Intrinsic value (1)            $   589    $   269       $   858(1)        $   193     $   (67)      $   126(1)
Time value (2)                   1,945        (58)(2)     1,887             1,804          70(2)      1,874
                               -------   ---------      -------          --------     -------       -------

Total                          $ 2,534    $   211       $ 2,745           $ 1,997     $     3       $ 2,000
                               =======    =======       =======           =======     =======       =======

Foreign Exchange Contracts
--------------------------

Time Value                     $  (395)   $ 1,396       $ 1,001           $ 1,385     $(3,504)      $(2,119)
                               =======    =======       =======           =======     =======       =======

(1)  Included in other comprehensive income, net of taxes.
(2)  Included  in  interest   expense  on  the  hedged  item  (trust   preferred
     borrowings).

6.       COMPREHENSIVE INCOME

     The following schedule depicts other comprehensive income in accordance SFAS No. 130:

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2002             2001
                                                                           --------          -------
                                                                                (In Thousands)
Net income ........................................................         $ 9,426          $ 3,720
Other comprehensive income:
    Net unrealized holding (losses) gains on securities
    available-for-sale arising during the period ..................            (427)           1,704
    Net unrealized holding (losses) gains arising during the period
       on derivatives used for cash flow hedge ....................             175              (44)
    Reclassification adjustment for gains included in net income ..              (1)               -
                                                                            -------          -------

Total comprehensive income ........................................         $ 9,173          $ 5,380
                                                                            =======          =======

7.       TAXES ON INCOME

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

     The Internal Revenue Service (IRS) is examining the Company's U.S. income tax returns for the periods ended December 31,1995 through 1999. As part of the examination the IRS issued a Notice of Proposed Adjustment related to the utilization of certain net operating loss carryovers. At the end of March 2002, the Corporation settled an appeal of this Notice of Proposed Adjustment. The settlement did not have a material impact on the financial statements of the Corporation. Management does not expect the outcome of the ongoing examination to have a material impact on the financial statements of the Corporation.

8.   SEGMENT INFORMATION

     Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation had three operating segments during the three months ended March 31, 2002 and 2001: WSFS, C1FN and WNF. C1FN and WNF are not wholly-owned, but are majority-controlled subsidiaries that began operating in 1999. As majority controlled subsidiaries, they are included in consolidated financial statements, including segment reporting.

     The WSFS segment provides financial products to consumer and commercial customers within its geographical footprint through its branch network. WSFS has a 28% interest in C1FN, but, retains majority control of C1FN through a voting trust. C1FN provides direct-to-customer marketing, servicing and Internet development and technology management for "branchless" financial services. WSFS and C1FN are engaged in joint effort through a division of WSFS, Everbank, to provide Internet banking on a national level. WNF, a 51% owned subsidiary, is engaged in sub-prime home equity mortgage banking. WNF conducts activities on national level and aggregates loans primarily through brokers and sells them to investors.

     Reportable segments are business units that offer different services to distinct customers. The reportable segments are managed separately because they operate under different regulations and provide services to distinct customers. The Corporation evaluates performance based on pretax ordinary income and allocates resources based on these results. Segment information for the three months ended March 31, 2002 and 2001 follow:

                                                       At or For the Three Months Ended March 31,
                                   --------------------------------------------------------------------------------
                                                   2002                                       2001
                                   --------------------------------------   ---------------------------------------
                                                                     (In Thousands)
                                     WSFS      C1FN       WNF      Total     WSFS        C1FN      WNF      Total
                                     ----      ----       ---      -----     ----        ----      ---      -----
External customer revenues:
     Interest income               $27,733   $ 2,893    $ 1,751   $32,377   $25,517   $ 3,515    $   586   $29,618
     Other income                    5,053     1,011     11,644    17,708     4,626       633      2,791     8,050
                                   -------   -------    -------   -------   -------   -------    -------   -------
Total external customer revenues    32,786     3,904     13,395    50,085    30,143     4,148      3,377    37,668
                                   -------   -------    -------   -------   -------   -------    -------   -------
Intersegment revenues:
     Interest income                   600         -          6       606       417         -         14       431
     Other income                       66         -         54       120       120         -          -       120
                                   -------   -------    -------   -------   -------   -------    -------   -------
Total intersegment revenues            666         -         60       726       537         -         14       551
                                   -------   -------    -------   -------   -------   -------    -------   -------
Total revenue                       33,452     3,904     13,455    50,811    30,680     4,148      3,391    38,219

External customer expenses:
     Interest expense                9,078     1,345          2    10,425    13,201     2,591          2    15,794
     Other expenses                 12,300     2,696      7,237    22,233    11,282     2,399      2,587    16,268
     Other depreciation and
       amortization                    854       133        134     1,121       774        90         68       932
                                   -------   -------    -------   -------   -------   -------    -------   -------
Total external customer expenses    22,232     4,174      7,373    33,779    25,257     5,080      2,657    32,994
                                   -------   -------    -------   -------   -------   -------    -------   -------
Intersegment expenses:
     Interest expense                    6         -        600       606        14         -        417       431
     Other expenses                      -       120          -       120         -       120          -       120
                                   -------   -------    -------   -------   -------   -------    -------   -------
Total intersegment expenses              6       120        600       726        14       120        417       551
                                   -------   -------    -------   -------   -------   -------    -------   -------
Total expenses                      22,238     4,294      7,973    34,505    25,271     5,200      3,074    33,545

Income before minority interest,
taxes and cumulative effect of
change in accounting principle     $11,214   $  (390)   $ 5,482   $16,306   $ 5,409   $(1,052)   $   317   $ 4,674
                                   -------   -------    -------   -------   -------   -------    -------   -------

Minority interest                                                   2,405                                     (747)
Provision for income taxes                                          5,178                                    1,701
Cumulative effect of a change in
   accounting principle                                               703                                        -
                                                                  -------                                  -------
Consolidated net income                                           $ 9,426                                  $ 3,720
                                                                  =======                                  =======

====================================================================================================================================
Mortgage backed securities    $  158,280   $  248,347   $        -   $  406,627   $  175,054   $  205,579   $        -   $  380,633

Total segment assets          $1,560,960   $  301,840   $   71,843   $1,934,643   $1,557,009   $  245,854       33,608    1,836,471

Elimination of intersegment
  receivables                                                           (66,578)                                            (39,747)
                                                                     ----------                                          ----------
Total consolidated assets                                            $1,868,065                                          $1,796,724
                                                                     ==========                                          ==========

Deposits                      $1,019,244   $  293,589   $        -   $1,312,833   $1,034,842   $  236,254   $        -   $1,271,096

Elimination of intersegment
  deposits                                                             (161,065)                                            (78,900)
                                                                     ----------                                          ----------
Total Consolidated deposits                                          $1,151,768                                          $1,192,196
                                                                     ==========                                          ==========

Segment liabilities           $1,454,255   $ 295,265    $   65,016   $1,814,536   $1,455,631      237,307   $   32,952    1,725,890

Elimination of intersegment
  liabilities                                                           (59,773)                                            (34,488)
                                                                     ----------                                          ----------
Consolidated liabilities                                             $1,754,763                                          $1,691,402
                                                                     ==========                                          ==========

Capital expenditures          $      194   $      28    $      392   $      614        $   618      $  173  $       42   $      833
====================================================================================================================================

ITEM 2. WSFS FINANCIAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF ------ FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services. Lending activities are funded primarily with retail deposit services and borrowings. At March 31, 2001 there were 22 retail banking offices located in northern Delaware and southeastern Pennsylvania in which WSFS conducted banking operations. In January 2002 for strategic reasons, WSFS transferred five in-store branch offices that were outside of its core footprint to another financial institution. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC).

     The Corporation has two consolidated subsidiaries, WSFS and WSFS Capital Trust I, and no unconsolidated subsidiaries or off-balance sheet entities. Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; and 838 Investment Group, Inc., which markets various third party insurance products and securities through WSFS' branch system. An additional subsidiary, Star States Development Company (SSDC), is currently inactive. In addition to the wholly owned subsidiaries, the Corporation consolidates two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington National Finance, Inc. (WNF). See footnote 4 of the financial statements for a further discussion.



FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Financial Condition

     Total assets decreased $45.9 million during the first three months of 2002 to $1.9 billion at March 31, 2002. This decrease occurred predominantly in cash and liquid investments, which declined $78.8 million during the quarter. These funds were redirected to pay down borrowings, fund the $44.9 million increase in mortgage backed securities, and the $21.8 million in net loan growth. In addition, loans, operating leases and other assets of discontinued operations decreased $18.5 million during the quarter, predominantly due to run-off in the loan and lease portfolios. Loans held for sale also decreased $17.7 million during the quarter.

     Total liabilities decreased $53.4 million during the first quarter of 2002, to $1.8 billion. Total borrowings decreased as $65.0 million in Federal Home Loan Bank advances matured during the quarter. This decline was offset in part by retail deposit growth of $11.2 million during the quarter.

      Capital Resources

     Stockholders' equity increased $8.3 million between December 31, 2001 and March 31, 2002. This increase reflects net income of $9.4 million for the first quarter of 2002, partially offset by the purchase of 37,300 shares of treasury stock for $641,000 ($17.18 per share average). At March 31, 2002, the Corporation held 5,709,469 shares of its common stock in its treasury at a cost of $70.9 million. In addition, the Corporation declared a cash dividend of $362,000.

     Below is a table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of March 31, 2002 (dollars in thousands):

                                                                                                      To be Well-Capitalized
                                                   Consolidated              For Capital             Under Prompt Corrective
                                                   Bank Capital           Adequacy Purposes              Action Provisions
                                            --------------------------  ------------------------     ------------------------
                                                               % of                      % of                      % of
                                              Amount          Assets       Amount       Assets        Amount      Assets
                                              ------         --------      ------     ----------      ------     ---------
Total Capital
  (to Risk-Weighted Assets) ........         $160,145          12.82%     $99,931         8.00%      $124,914      10.00%
Core Capital (to Adjusted
  Tangible Assets)..................          150,194           8.03       74,803         4.00         93,504       5.00
Tangible Capital (to Tangible
  Assets) ..........................          150,194           8.03       28,051         1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          150,194          12.02          N/A          N/A         74,948       6.00

     Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 2002 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

    Liquidity

    In accordance with Thrift Bulletin 77, the OTS requires institutions such as WSFS to maintain adequate liquidity to assure safe and sound operation. At March 31, 2002, WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 5.6% compared to 10.8% at December 31, 2001. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be accomplished through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

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

     At March 31, 2002, the Corporation's net investment in reverse mortgages totaled $35.6 million. The yield for the three months ended March 31, 2002 was
84.09 % compared to 20.86% for the first quarter of 2001. This increase in yield reflects very strong actual cash flows from the portfolio. These cash flows have been driven by the continued strong housing market and a higher repayment rate, which is consistent with the seasoning of the portfolio. The yields can vary significantly from period to period depending on actual and estimated cash flows. Management currently expects the long-term yield to be approximately 26%. Since funding and operating costs associated with reverse mortgages are relatively small and stable, any change in reverse mortgage revenue can have a significant effect on the Corporation's pre-tax income.


NONPERFORMING ASSETS

    The following table sets forth the Corporation's nonperforming assets, restructured loans and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                         March 31,  December 31,
                                                           2002        2001
                                                           ----        ----
                                                             (In thousands)
Nonaccruing loans:
     Commercial .......................................   $2,127       $1,330
     Consumer .........................................      446          306
     Commercial mortgages .............................    2,214        1,928
     Residential mortgages ............................    3,126        3,618
     Construction .....................................      331          351
                                                          ------       ------

Total nonaccruing loans ...............................    8,244        7,533
Assets acquired through foreclosure ...................      325          432
                                                          ------       ------

Total nonperforming assets ............................   $8,569       $7,965
                                                          ======       ======

Past due loans and leases:
     Residential mortgages ............................   $  282       $   88
     Commercial and commercial mortgages ..............      113          767
     Consumer .........................................      230          244
                                                          ------       ------

Total past due loans ..................................   $  625       $1,099
                                                          ======       ======

Ratios:
     Nonperforming loans to total loans (1) ...........     0.77%        0.72%
     Allowance for loan losses to total gross loans (1)     1.95%        2.05%
     Nonperforming assets to total assets .............     0.46%        0.42%
     Loan loss allowance to nonaccruing loans (2) .....   251.44%      277.77%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) .......................   244.49%      265.48%

(1)   Total loans exclude loans held for sale.
(2)   The applicable allowance represents general valuation allowances only.

     Nonperforming assets increased $604,000 between March 31, 2002 and December 31, 2001. This increase resulted primarily from a $797,000 increase in nonaccruing commercial loans offset by a decrease of $492,000 in nonaccruing residential mortgages. The decrease in nonaccruing residential mortgages resulted from a sale of a pool of identified problem residential mortgages. An analysis of the change in the balance of nonperforming assets is presented on the following page.

                                              Three Months Ended     Year Ended
                                                March  31, 2002   December 31, 2001
                                                ---------------   ------------------
                                                       (In Thousands)
Beginning balance ..............................     $ 7,965           $ 8,965
     Additions .................................       3,212             7,386
     Collections/sales .........................      (1,641)           (5,596)
     Transfers to accrual/restructured status...        (401)           (1,542)
Charge-offs / write-downs ......................        (566)           (1,248)
                                                     -------           -------

Ending balance .................................     $ 8,569           $ 7,965
                                                     =======           =======

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

INTEREST RATE SENSITIVITY

     The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary focus for achieving its asset/liability management strategies. Management regularly reviews interest-rate sensitivity of the Corporation and adjusts sensitivity within acceptable tolerance ranges established by management. Interest rate-sensitive assets of the Corporation excluded cash flows from discontinued operations as well as the interest rate-sensitive funding for these assets of $100 million in FHLB Advances. At March 31, 2002, interest-earning assets exceeded interest-bearing liabilities that mature within one year (interest-sensitive gap) by $66.3 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year decreased to 108.27% at March 31, 2002 compared to 114.42% at December 31, 2001. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to 3.55% from 6.09% at December 31, 2001. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivatives Activities." This test measures the impact on the net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of the estimated cash flows from assets and liabilities. The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value at the specified levels at March 31, 2002 and 2001, calculated in compliance with Thrift Bulletin No. 13A:

                                                       At March 31,
                         -----------------------------------------------------------------------
                                     2002                                    2001
                         ----------------------------------    ---------------------------------
          Changes in       % change in                           % change in
         Interest Rate    Net Interest     Net Portfolio        Net Interest     Net Portfolio
        (Basis Points)      Margin(1)     Value Ratio (2)         Margin(1)     Value Ratio (2)
        ---------------- ---------------- ----------------- -- ---------------- ----------------
                  +300          6%              9.16%                 6%            6.20%
                  +200          4               9.26                  4              6.24
                  +100          2               9.32                  2              6.28
                     0          -               9.38                  -              6.50
                  -100         -3               9.17                 -1              6.88
                  -200(3)      -8               8.96                 -3              7.42
                  -300(3)      -16              8.92                 -4              8.07

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate environment changes.

(2) The net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected under the various rate environment changes.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points may not be particularly meaningful at March 31, 2002 given the historically low absolute level of interest rates at that time.

     The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while maximizing the yield/cost spread on the Company's asset/liability structure. The Company relies primarily on its asset/liability structure to control interest rate risk.

COMPARISON FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Results of Operations

     The Corporation reported net income of $9.4 million, or $1.01 per diluted share, for the three months ended March 31, 2002 compared $3.7 million, or $0.37 per diluted share, for the first quarter of 2001. The results in the first quarter of 2002 include an after-tax increase in income of $3.0 million, or $0.32 per share, resulting from an unusually high performance of the Corporation's reverse mortgage portfolio. In addition, the Corporation recognized $703,000, net of taxes, or $0.08 per share, in income related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

     In addition to the above mentioned significant items, net income was favorably affected by an $8.9 million increase in gains on the sales of loans reflecting the growth in the Corporation's mortgage banking subsidiary, WNF. Net interest income, excluding the additional reverse mortgage income, grew $3.1 million, the result of a favorable mix of earning assets and funding, combined with the favorable interest rate environment.

     Net Interest Income

     The table below provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                    For the three months ended March 31
                                            -------------------------------------------------------------------------------
                                                           2002                                         2001
                                           --------------------------------------------------------------------------------
                                            Average                      Yield/         Average                    Yield/
                                            Balance       Interest       Rate(1)        Balance       Interest     Rate (1)
                                           ---------     ----------    ---------      -----------    ----------  ----------
                                                                              (In Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............     $  671,464    $  11,759       7.00%        $   632,889      $12,775      8.07%
     Commercial loans ................        196,160        2,904       6.49             147,719        2,949      8.75
     Consumer loans...................        197,100        4,047       8.33             174,862        4,209      9.76
                                           ----------    ---------                    -----------      -------
       Total loans....................      1,064,724       18,710       7.13             955,470       19,933      8.46
Mortgage-backed securities (5)........        355,768        4,106       4.62             365,877        6,012      6.57
Loans held-for-sale (3)...............         72,169        1,912      10.60              25,182          640     10.17
Investment securities (5).............         13,912          242       6.96              24,603          455      7.40
Investment in reverse mortgages.......         33,269        6,994      84.09              34,209        1,784     20.86
Other interest-earning assets ........         55,511          413       3.01              56,450          794      5.70
                                           ----------    ---------                     ----------      -------
     Total interest-earning assets....      1,595,353       32,377       8.19           1,461,791       29,618      8.18
                                                         ---------                                     -------
Allowance for loan losses.............        (21,481)                                    (21,587)
Cash and due from banks...............         93,746                                      63,902
Net loans and leases of discontinued
  operations .........................        104,695                                     190,389
Other noninterest-earning assets......         63,335                                      46,148
                                           ----------                                  ----------
     Total assets.....................     $1,835,648                                  $1,740,643
                                           ==========                                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $  310,282          974       1.27          $  257,171        2,432      3.84
     Savings..........................        313,479          826       1.07             300,057        2,588      3.50
     Retail time deposits ............        301,245        2,642       3.56             297,546        3,876      5.28
     Jumbo certificates of deposits ..         21,305          173       3.29              21,975          319      5.89
     Brokered certificates of deposit.            556           10       7.29            130,464         2,173      6.75
                                           ----------      -------                     ---------       -------
       Total interest-bearing deposits        946,867        4,625       1.98           1,007,213       11,388      4.59
FHLB of Pittsburgh advances...........        465,222        5,281       4.60             335,333        4,997      6.04
Trust preferred borrowings............         50,000          636       5.16              50,000          964      7.71
Other borrowed funds..................         79,902          636       3.19              94,397        1,437      6.09
Cost of funding discontinued operations                       (753)                                     (2,992)
                                           ----------      -------                     ----------      -------
     Total interest-bearing liabilities     1,541,991       10,425       2.70           1,486,943       15,794      4.25
                                                           -------                                     -------
Noninterest-bearing demand deposits...        163,603                                     129,809
Other noninterest-bearing liabilities.         18,369                                      18,176
Minority interest ....................          6,247                                       5,373
Stockholders' equity..................        105,438                                     100,342
                                           ----------                                  ----------
     Total liabilities and stockholders'
        equity........................     $1,835,648                                  $1,740,643
                                           ==========                                  ==========

Excess/(deficit) of interest-earning assets
     over interest-bearing liabilities     $   53,362                                  $  (25,152)
                                           ==========                                  ==========

Net interest and dividend income......                      $21,952                                    $13,824
                                                            =======                                    =======
Interest rate spread..................                                   5.49%                                      3.93%
Net interest margin...................                                   5.57%                                      3.86%

(1)      Weighted average yields have been computed on a tax-equivalent basis.
(2)      Nonperforming loans are included in average balance computations.
(3)      Balances are reflected net of unearned income.
(4)      Includes commercial mortgage loans.
(5)      Includes securities available-for-sale.

     Net interest income increased $8.1 million during the three months ended March 31, 2002 compared to the first quarter of 2001. The increase reflects $5.2 million in income growth on reverse mortgages resulting from very strong cash flows driven by a continued strong housing market and higher prepayment rates, consistent with a seasoning of the portfolio. The net interest margin for the three months ended March 31, 2002 was 5.49% compared to 3.93% in the first quarter of 2001. Total interest income, excluding the additional reverse mortgage income, increased $3.1 million between comparable quarters. The increase is attributed to growth in interest earning assets and a change to a more favorable mix of earning assets and funding.

     The yields from reverse mortgages can vary significantly from period to period depending on actual and estimated cash flows. Management currently expects the future long-term yield to be approximately 26%. Since funding and operating costs associated with reverse mortgages are relatively small and stable, any change in reverse mortgage revenue can have a significant effect on the Corporation's pre-tax income.

     Allowance for Loan Losses:

     The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant management judgement reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Management's evaluation is based upon a continuing review of these portfolios. Consideration is also given to examinations performed by regulatory authorities.

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

      The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.


                                                            Three Months Ended   Three Months Ended
                                                             March 31, 2002        March 31, 2001
                                                            ------------------     --------------
                                                                      (In Thousands)

Beginning balance ..................................             $21,597              $21,423
Provision for loan losses ..........................                 755                  393

Charge-offs:
     Residential real estate .......................                 598                   18
     Commercial real estate (1) ....................                 284                    -
     Commercial ....................................                 145                  168
     Consumer ......................................                 430                  245
                                                                 -------              -------
        Total charge-offs ..........................               1,457                  431
                                                                 -------              -------
Recoveries:
     Residential real estate .......................                   -                    -
Commercial real estate (1) .........................                  21                   26
     Commercial ....................................                  10                   74
     Consumer ......................................                  69                   33
                                                                 -------              -------
        Total recoveries ...........................                 100                  133
                                                                 -------              -------
Net charge-offs ....................................               1,357                  298
                                                                 -------              -------
Ending balance .....................................             $20,995              $21,518
                                                                 =======              =======

Net charge-offs to average gross loans
   outstanding, net of unearned income (2) .........                0.51%                0.12%
                                                                 =======              =======

(1) Includes commercial mortgages and construction loans.
(2) Ratios for the three months ended March 31, 2002 and 2001 are annualized.

     Chargeoffs increased $1.0 million during the first quarter of 2002 compared to the same quarter in 2001. Of this increase, $597,000 resulted from a pool of troubled residential mortgages that have been subsequently sold. In addition, $284,000 in chargeoffs resulted from a nonperforming commercial mortgage.

     Other Income

     Other income for the three months ended March 31, 2002 was $17.7 million compared to $8.1 million for the first quarter of 2001. This increase was mainly due to an increase of $8.9 million in the gains on the sales of loans during the first quarter of 2002 compared to the first quarter of 2001. This increase reflects the expansion of WNF's market share within existing regions and growth due to geographical expansion into new regions enhanced by the current refinance market. Other fee income increased $731,000 for the three months ended March 31, 2002 and reflected higher credit and debit card usage, the expansion of the ATM network, and growth in loans and deposits.

     Other Expenses

     Other expenses for the quarter ended March 31, 2002 were $22.6 million or $5.8 million above the first quarter of 2001. The majority of this increase resulted from a $4.7 million increase in salaries, benefits and other compensation expenses of which $4.0 million related to the expansion of WNF and $404,000 resulted from the Corporation's Technology, Organizational and Process Simplification (TOPS) process reengineering program. In addition, other operating expenses increased $771,000 in the first quarter of 2002 over the first quarter of 2001 almost entirely due to the growth of the Corporation's two newer subsidiaries, WNF and C1FN. Professional fees also increased $561,000 and included $463,000 in TOPS related consulting fees. These increases were partially offset by the recovery of $198,000 in ATM fraud losses. This amount represented a partial recovery of previously reported fraud losses related to an armored car carrier that was incurred in the first quarter of 2001.

     Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences". The Corporation recorded a provision for income taxes during the first quarter of 2002 of $ 5.6 million compared to $1.7 million for the same period in 2001. The effective tax rates for the first quarter of 2002 and 2001 were 37% and 31%, respectively.

     The effective rates reflect the recognition of certain tax benefits in the financial statements including those benefits from the acquisition and subsequent merger of a reverse mortgage lender into the Corporation and from a fifty-percent interest income exclusion on an ESOP loan. While the income has increased for the comparable periods, a lower proportion has a favorable tax effect resulting in an increased effective tax rate.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

     Commitments and Contingencies

     In April 2002 the Company entered into a contract with Metavante Corporation to provide data processing and other related services. The projected amount of future minimum payments contractually due for the nest five years is as follows


                  2002................................          $  145,000
                  2003................................           1,775,000
                  2004................................           1,805,000
                  2005................................           1,835,000
                  2006................................           1,865,000
                  Thereafter..........................           8,601,000


     Cumulative Effect of a Change in Accounting Principle

     On January 1, 2002 the Corporation adopted Statement of Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Statement 142
addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under this standard goodwill can no longer be amortized but instead must be tested for impairment and its value adjusted accordingly. Negative goodwill is required to be taken into earnings immediately.

     The Corporation had $1.2 million in negative goodwill associated with the purchase of Providential Home Income Plan, Inc., a former subsidiary that has subsequently been merged into the Bank. As a result of adopting this standard, the Corporation recognized $703,000 in income as a cumulative effect of a change in accounting principle, net of $469,000 in income tax. Prior to adoption, the Corporation had been accreting $36,000 per quarter into interest income.

     In addition, the Corporation has $958,000 in goodwill related to its investment in C1FN, which, consistent with SFAS 142, will be evaluated for impairment in the second quarter of 2002. Amortization of this goodwill ended January 1, 2002 and totaled $19,000 for the first quarter of 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

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

FORWARD LOOKING STATEMENTS

     Within this report and financial statements, management has included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in its financial statements.. Management has used "forward looking statements" to describe the future plans and strategies including expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, loan delinquency rates, uncertainty of estimates and changes in federal and state regulation, among other factors. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

            Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

               At the Corporation's Annual Stockholder's Meeting (the Meeting) held on April 25, 2002, all of the nominees for director proposed by the Corporation were elected. The votes cast for each nominee were as follows:

                                                     For           Withheld
                                                     ---           --------
           Charles G. Cheleden...............      7,505,124         48,677
           Joseph R. Julian..................      7,522,120         31,681
           Dale E. Wolf......................      7,502,975         50,826


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

(a)      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WSFS FINANCIAL CORPORATION





Date:  May 10, 2002        /s/MARVIN N.  SCHOENHALS
                              --------------------------------------------------
                              Marvin N. Schoenhals
                              Chairman, President and Chief Executive Officer






Date:  May 10, 2002       /s/MARK A. TURNER
                             ---------------------------------------------------
                             Mark A. Turner
                             Chief Operating Officer and Chief Financial Officer