Form 10-Q
period 2002-06-30
WSFS FINANCIAL CORP
filed 2002-08-14
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2002
                               -------------------------------------------------


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------     --------------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     22-2866913
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


  838 Market Street, Wilmington, Delaware                           19801
------------------------------------------                   -------------------
 (Address of principal executive offices)                         (Zip Code)

                                 (302) 792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2002:

Common Stock, par value $.01 per share                9,087,882
--------------------------------------          -------------------
     (Title of Class)                           (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX





                         PART I. Financial Information
                                                                                          Page
                                                                                          ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three and Six Months
           Ended June 30, 2002 and 2001 (Unaudited)......................................    3

           Consolidated Statement of Condition as of June 30, 2002
           (Unaudited) and December 31, 2001.............................................    5

           Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 2002 and 2001 (Unaudited)............................................    6

           Notes to the Consolidated Financial Statements for the Three and Six
           Months Ended June 30, 2002 and 2001 (Unaudited)...............................    8

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations.....................................................   18
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................   33
         ----------------------------------------------------------


                           PART II. Other Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350...........   34
         (b)   None.

Signatures ..............................................................................   35


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Three months ended June 30,     Six months ended June 30,
                                                          -----------------------------     ----------- ------------
                                                          2002            2001               2002              2001
                                                          ----            ----               ----              ----
                                                                                 (Unaudited)
                                                                       (In Thousands, Except per Share data)
Interest income:
     Interest and fees on loans......................  $   20,173      $   20,392       $    40,159        $   40,756
     Interest on mortgage-backed securities..........       2,186           2,630             3,817             5,503
     Interest and dividends on investment securities.         218             286               455               582
     Interest on investments in reverse mortgages....       4,103           3,150            11,097             4,934
     Other interest income...........................         201             538               547             1,153
                                                       ----------      ----------       -----------        ----------
                                                           26,881          26,996            56,075            52,928
                                                       ----------      ----------       -----------        ----------
Interest expense:
     Interest on deposits............................       2,896           6,986             6,142            15,040
     Interest on Federal Home Loan Bank advances.....       4,603           3,347             9,131             6,553
     Interest on federal funds purchased and securities
          sold under agreement to repurchase.........         714             835             1,250             1,644
     Interest on Trust Preferred borrowings..........         850             804             1,486             1,768
     Interest on other borrowings ...................         101              85               201               212
                                                       ----------      ----------       -----------        ----------
                                                            9,164          12,057            18,210            25,217
                                                       ----------      ----------       -----------        ----------
Net interest income..................................      17,717          14,939            37,865            27,711
Provision for loan losses............................         504             400             1,211               692
                                                       ----------      ----------       -----------        ----------
Net interest income after provision for loan losses..      17,213          14,539            36,654            27,019
                                                       ----------      ----------       -----------        ----------

Other income:
     Loan servicing fee income ......................         768             770             1,559             1,395
     Deposit service charges.........................       2,186           2,169             4,211             4,101
     Credit/debit card and ATM income ...............       2,052           1,737             3,700             3,210
     Gain on sales of loans .........................      13,750           4,125            25,413             7,001
     Other income....................................         650             572             1,196             1,061
                                                       ----------      ----------       -----------        ----------
                                                           19,406           9,373            36,079            16,768
                                                       ----------      ----------       -----------        ----------
Other expenses:
     Salaries, benefits and other compensation.......      12,590           8,556            24,838            16,076
     Equipment expense...............................       1,201           1,017             2,394             1,883
     Data processing and operations expenses.........         947             903             1,842             1,832
     Occupancy expense...............................       1,217           1,222             2,335             2,426
     Marketing expense...............................         454             398               890               815
     Professional fees...............................       1,254             430             2,128               857
     Net costs of assets acquired through foreclosure          23              27                53                72
     ATM fraud (recovery) loss.......................         (33)            (53)             (231)              368
     In-store branch net write off...................           -           1,114                 -             1,114
     Other operating expense.........................       2,431           3,020             5,111             5,187
                                                       ----------      ----------       -----------        ----------
                                                           20,084          16,634            39,360            30,630
                                                       ----------      ----------       -----------        ----------
Income from continuing operations before
          minority interest, taxes and cumulative effect
          of change in accounting principle                16,535           7,278            33,373            13,157
Less minority interest...............................       3,362               -             6,048                 -
                                                       ----------      -----------      -----------        -----------
Income from continuing operations before taxes and
          cumulative effect of change
          in accounting principle....................      13,173           7,278            27,325            13,157
Income tax provision.................................       4,901           2,327            10,178             4,211
                                                       ----------      ----------       -----------        ----------
Income from continuing operations before cumulative
          effect of change in accounting principle...       8,272           4,951            17,147             8,946
Cumulative effect of change in accounting principle,
          net of $469,000 in  tax....................           -               -               703                 -
                                                      -----------       ---------       -----------        ----------
Income from continuing operations ...................       8,272           4,951            17,850             8,946
Loss on discontinued operations of businesses
          held-for-sale..............................        (351)           (245)             (503)             (520)
                                                       ----------      ----------       -----------        ----------
Net income...........................................  $    7,921      $    4,706       $    17,347        $    8,426
                                                       ==========      ==========       ===========        ==========


                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)




                                                       Three months ended June 30,          Six months ended June 30,
                                                       ---------------------------          -------------------------
                                                           2002           2001                2002             2001
                                                           ----           ----                ----             ----
                                                                                 (Unaudited)
                                                                      (In Thousands, Except per Share data)

Basic earnings per share:
Income from continuing operations before
       cumulative effect of
       change in accounting principle ...............      $   0.91       $   0.51         $   1.88           $   0.90
Cumulative effect of change in accounting principle,
       net of tax....................................             -              -             0.08                  -
                                                           --------       --------         --------           --------
Income from continuing operations ...................          0.91           0.51             1.96               0.90
Loss on discontinued operations of businesses
       held-for-sale.................................         (0.04)         (0.03)           (0.06)             (0.05)
                                                           --------       --------         --------           --------
Net income ..........................................      $   0.87       $   0.48         $   1.90           $   0.85
                                                           ========       ========         ========           ========

Diluted earnings per share:
Income from continuing operations before
       cumulative effect of
       change in accounting principle ...............      $   0.88       $   0.50         $   1.82           $   0.89
Cumulative effect of change in accounting
       principle, net of tax.........................             -              -             0.08                  -
                                                           --------       --------         --------           --------
Income from continuing operations ...................          0.88           0.50             1.90               0.89
Loss on discontinued operations of businesses
       held-for-sale.................................         (0.04)         (0.02)           (0.05)             (0.05)
                                                           --------       --------         --------           --------
Net income ..........................................      $   0.84       $   0.48         $   1.85           $   0.84
                                                           ========       ========         ========           ========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                    June 30,          December 31,
                                                                                     2002                 2001
                                                                                 ------------         ------------
                                                                                  (Unaudited)
Assets                                                                                    (In Thousands)
Cash and due from banks................................................           $   134,295         $  104,813
Federal funds sold and securities purchased under agreements to resell.                45,100             65,779
Interest-bearing deposits in other banks...............................                   669             28,360
Investment securities held-to-maturity.................................                11,677             12,396
Investment securities available-for-sale...............................                     -              1,798
Mortgage-backed securities held-to-maturity............................                51,135             70,285
Mortgage-backed securities available-for-sale..........................                91,738            291,439
Investments of businesses held-for-sale................................               288,333                  -
Investment in reverse mortgages, net...................................                36,018             33,939
Loans held-for-sale....................................................                87,168             84,741
Loans, net of allowance for loan losses of $21,283 at June 30, 2002
    and $21,597 at December 31, 2001...................................             1,014,174          1,030,631
Loans of businesses held-for-sale, net of allowance for loan losses
    of $338 at June 30, 2002...........................................                36,330                  -
Stock in Federal Home Loan Bank of Pittsburgh, at cost.................                23,250             28,750
Assets acquired through foreclosure....................................                 1,005                432
Premises and equipment.................................................                14,661             16,438
Accrued interest and other assets......................................                22,102             28,824
Other assets of businesses held-for-sale...............................                 7,414                  -
Loans, operating leases and other assets of discontinued operations....                78,708            115,295
                                                                                  -----------         ----------

Total assets...........................................................           $ 1,943,777         $1,913,920
                                                                                  ===========         ==========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand.........................................           $   176,605          $ 171,801
    Money market and interest-bearing demand...........................                94,859            327,635
    Savings............................................................               311,541            313,246
    Time...............................................................               246,724            303,059
    Jumbo certificates of deposit - retail.............................                     -              9,695
                                                                                  -----------         ----------
      Total retail deposits............................................               829,729          1,125,436
    Jumbo certificates of deposit - other..............................                12,905             12,334
    Brokered certificates of deposit...................................                     -              8,347
                                                                                  -----------         ----------
      Total deposits excluding businesses held-for-sale................               842,634          1,146,117
    Deposits of businesses held-for-sale...............................               321,356                  -
                                                                                  -----------         ----------
       Total deposits..................................................             1,163,990          1,146,117

Federal funds purchased and securities sold under agreements
    to repurchase......................................................                94,000             45,000
Federal Home Loan Bank advances........................................               460,000            520,000
Trust Preferred borrowings.............................................                50,000             50,000
Other borrowed funds...................................................                36,843             30,480
Accrued expenses and other liabilities.................................                15,930             16,519
Other liabilities of businesses held-for-sale..........................                 1,390                  -
                                                                                  -----------         ----------
Total liabilities......................................................             1,822,153          1,808,116
                                                                                  -----------         ----------

Minority Interest......................................................                 6,531              5,801

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding.............................................                     -                  -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,829,251 at June 30, 2002 and 14,823,651 at December 31, 2001....                   148                148
Capital in excess of par value.........................................                59,189             59,079
Accumulated other comprehensive income ................................                 2,951              3,146
Retained earnings .....................................................               124,480            107,950
Treasury stock at cost, 5,745,269 shares at June 30, 2002 and 5,677,169
    shares at December 31, 2001 .......................................               (71,675)           (70,320)
                                                                                  -----------         ----------
Total stockholders' equity.............................................               115,093            100,003
                                                                                  -----------         ----------
Total liabilities, minority interest and stockholders' equity..........           $ 1,943,777         $1,913,920
                                                                                  ===========         ==========


The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           2002                      2001
                                                                                        -----------              ------------

                                                                                        (Unaudited)
                                                                                                     (In Thousands)
Operating activities:
Net income .................................................................           $    17,347                 $    8,426
Adjustments to reconcile net income to net cash provided by (used for)
       operating activities:
    Provision for loan, lease and residual value losses.....................                 1,357                        845
    Depreciation, accretion and amortization ...............................                 3,622                      1,750
    Decrease (increase) in accrued interest receivable and other assets.....                 1,304                     (1,769)
    Increase in accrued interest receivable and other assets of businesses
       held-for-sale........................................................                (1,634)                         -
    Origination of loans held-for-sale......................................              (654,796)                  (227,924)
    Proceeds from sales of loans held-for-sale..............................               647,971                    215,883
    Increase in accrued interest payable and other liabilities..............                   567                      4,289
    Increase in accrued interest payable and other liabilities of
       businesses held-for-sale.............................................                   197                          -
    Increase in reverse mortgage capitalized interest, net .................               (12,263)                    (4,852)
    Minority interest in net income(loss)...................................                 4,355                     (1,500)
    Other, net .............................................................                    76                         71
                                                                                       -----------                 ----------
Net cash provided by or (used for) operating activities.....................                 8,103                     (4,781)
                                                                                       -----------                 ----------

Investing activities:
Net decrease (increase) in interest-bearing deposits in other banks ........                 8,696                     (7,155)
Maturities of investment securities ........................................                   843                     11,429
Sales of investment securities available-for-sale ..........................                 1,485                        500
Repayments of mortgage-backed securities held-to-maturity ..................                18,893                     14,241
Repayments of mortgage-backed securities available-for-sale ................                18,651                     88,376
Purchases of mortgage-backed securities available-for-sale..................               (59,093)                  (151,157)
Net increase in investments of businesses held-for-sale.....................               (30,710)                         -
Repayments of reverse mortgages ............................................                14,564                      8,823
Disbursements for reverse mortgages ........................................                (3,209)                    (3,627)
Sales of loans..............................................................                 5,986                          -
Purchase of loans ..........................................................               (22,868)                    (7,181)
Net increase in loans ......................................................                  (644)                   (18,280)
Net increase  in loans of businesses held-for-sale..........................                  (302)                         -
Net decrease in stock of Federal Home Loan Bank of Pittsburgh...............                 5,500                      8,700
Receipts from investment in real estate ....................................                     -                        270
Sales of assets acquired through foreclosure, net...........................                   288                        481
Premises and equipment, net.................................................                (1,517)                    (1,458)
                                                                                       -----------                 ----------
Net cash used for investing activities......................................               (43,437)                   (56,038)
                                                                                       -----------                 ----------
Financing activities:
Net increase in demand and savings deposits.................................                21,158                    101,059
Net decrease in time deposits ..............................................               (19,965)                   (53,632)
Net increase in deposits of businessess held-for-sale.......................                23,186                          -
Receipts from FHLB borrowings ..............................................               391,000                    165,000
Repayments of FHLB borrowings...............................................              (451,000)                  (120,000)
Receipts from reverse repurchase agreements.................................                95,000                          -
Repayments of reverse repurchase agreements.................................               (80,000)                         -
Net increase in federal funds purchased.....................................                34,000                          -
Repayments of capital leases................................................                  (142)                       (56)
Dividends paid on common stock..............................................                  (817)                      (802)
Issuance of common stock ...................................................                   110                          6
Purchase of treasury stock, net of reissuance...............................                (1,355)                   (12,944)
Minority interest...........................................................                (3,625)                       (27)
                                                                                       -----------                 ----------
Net cash provided by financing activities...................................                 7,550                     78,604
                                                                                       -----------                 ----------

(Decrease) increase in cash and cash equivalents from continuing operations.               (27,784)                    17,785
Change in net assets from discontinued operations ..........................                36,587                     38,800
Cash and cash equivalents at beginning of period ...........................               170,592                     91,349
                                                                                       -----------                 ----------
Cash and cash equivalents at end of period .................................           $   179,395                 $  147,934
                                                                                       ===========                 ==========

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                                                                Six Months Ended June 30,
                                                                                       --------------------------------------
                                                                                          2002                        2001
                                                                                       -----------                 ----------

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for interest .....................................................          $     19,698                 $   29,219
Cash paid for income taxes, net.............................................                10,024                      2,131
Loans transferred to assets acquired through foreclosure ...................                   872                        507
Net change in unrealized (losses) gains on securities available-for-sale,
      net of tax............................................................                  (195)                     2,285
Investments transferred to businesses held-for-sale.........................               260,160                          -
Loans, net of allowance transferred to businesses held-for-sale.............                36,135                          -
Other assets transferred to businesses held-for-sale........................                 5,780                          -
Deposits transferred to businesses held-for-sale............................               298,170                          -
Other liabilities transferred to businesses held-for-sale...................                 1,193                          -

The accompanying notes are an integral part of these financial statements.

    WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the parent company, WSFS Capital Trust I, WSFS and its wholly-owned subsidiaries, WSFS Investment Group, Inc., formerly 838 Investment Group, Inc., and Star States Development Company (SSDC) as well as non-wholly-owned, but majority controlled subsidiaries, Wilmington Finance, Inc. (WF), formerly Wilmington National Finance, Inc., and CustomerOne Financial Network, Inc. (C1FN). See Note 5 for further discussion of non-wholly-owned subsidiaries.

     As discussed in Note 3 of the financial statements, the results of WSFS Credit Corporation (WCC), the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations, and presented separately for all periods.

     As discussed in Note 4 of the financial statements, in June 2002, agreements were signed to sell C1FN and the related interest in WSFS' Everbank Division. In addition, in June 2002 WSFS signed an agreement for the sale of its United Asian Bank Division. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the major classes of assets and liabilities of C1FN/Everbank and United Asian Bank Division are presented separately on the statement of condition for June 30, 2002, the statement of cash flow for the six months ended June 30, 2002. Losses from these businesses have been presented as Losses of businesses held-for-sale, and presented separately for all periods. The average balance sheet is presented with all major assets and liabilities displayed separately.

     The consolidated statement of condition at June 30, 2002, the consolidated statement of operations for the three and six months ended June 30, 2002 and 2001 and the consolidated statement of cash flows for the six months ended June 30, 2002 and 2001 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. Certain reclassifications have been made to prior year's financial statements for conformity with the current year's presentation. All significant intercompany transactions are eliminated in consolidation. The results of operations for the three- and six-month period ended June 30, 2002 are not necessarily indicative of the expected results for the full year ending December 31, 2002. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable to the banking industry. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2001 Annual Report.

2.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                For the three months  For the six months
                                                                                   ended June 30,        ended June 30,
                                                                                --------------------  ------------------
                                                                                   2002     2001        2002     2001
                                                                                  -------  -------    -------  --------
                                                                                        (Dollars in Thousands)
Numerator:
Income from continuing operations  before cumulative effect of change
   in accounting principle..................................................      $8,272   $4,951     $17,147   $8,946
Cumulative effect of change in accounting principle, net of $469,000 in tax.           -        -         703        -
                                                                                  ------   ------     -------  -------
Income from continuing operations...........................................       8,272    4,951      17,850    8,946
Loss on businesses held-for-sale............................................        (351)    (245)       (503)    (520)
                                                                                  ------   ------     -------  -------
Net income .................................................................      $7,921   $4,706     $17,347  $ 8,426
                                                                                  ======   ======     =======  =======
Denominator:
Denominator for basic earnings per share - weighted average shares..........       9,097    9,764       9,115    9,940
Employee stock options......................................................         364       75         286       67
                                                                                  ------   ------     -------  -------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise .............................................       9,461    9,839       9,401  $10,007
                                                                                  ======   ======     =======  =======

                                                                                For the three months  For the six months
                                                                                   ended June 30,        ended June 30,
                                                                                --------------------  ------------------
                                                                                   2002     2001        2002     2001
                                                                                  -------  -------    -------  --------
                                                                                         (Dollars in Thousands)
Earnings per share:
------------------

Basic:
Income from continuing operations before cumulative effect of change
  in accounting principle...................................................     $ 0.91     $ 0.51     $ 1.88     $ 0.90
Cumulative effect of change in accounting principle, net of tax ............          -       0.08          -          -
                                                                                 ------     ------     ------     ------
Income from continuing operations...........................................       0.91       0.51     $ 1.96       0.90
Loss on businesses held-for-sale............................................      (0.04)     (0.03)     (0.06)     (0.05)
                                                                                 ------     ------     ------     ------
Net income .................................................................     $ 0.87     $ 0.48     $ 1.90     $ 0.85
                                                                                 ======     ======     ======     ======
Diluted:
Income from continuing operations before cumulative effect of change
  in accounting principle...................................................     $ 0.88     $ 0.50     $ 1.82     $ 0.89
Cumulative effect of change in accounting principle, net of tax ............          -          -       0.08          -
                                                                                 ------     ------     ------     ------
Income from continuing operations...........................................       0.88       0.50       1.90       0.89
Loss on businesses held-for-sale............................................      (0.04)     (0.02)     (0.05)     (0.05)
                                                                                 ------     ------     ------     ------
Net income .................................................................     $ 0.84     $ 0.48     $ 1.85     $ 0.84
                                                                                 ======     ======     ======     ======
Outstanding common stock equivalents having no dilutive effect..............          -        464          -        526



3.  Discontinued Operations of a Business Segment

     The operations of WSFS Credit Corporation (WCC) were discontinued in December 2000. Accordingly, the results of WCC's operations are treated as Discontinued Operations of a Business Segment, and shown separately from the results of continuing operations of the Corporation. WCC, which had 3,414 lease contracts and 1,406 loan contracts at June 30, 2002, no longer accepts new applications but continues to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of December 2004.

     In December 2000, the Corporation established a $6.2 million pretax reserve to absorb expected future net losses of WCC. As used vehicle values continued to deteriorate in 2001, $3.1 million was added to this reserve in December of 2001 for the expected losses in the business during its wind-down period. Actual residual losses for the first six months of 2002 have been reasonably consistent with the Company's expectations at December 31, 2001.

     Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve is reevaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. At June 30, 2002, there were approximately $63 million of contract residuals outstanding for which management has estimated approximately $9.6 million in future losses. Management has inherently provided for these losses through a combination of expected positive operating results of WCC (excluding residual losses), reserves for residual losses and reserves for discontinued operations.

     The following chart presents the operating leases, loans and other assets of discontinued operations at June 30, 2002 and December 31, 2001:


                                                              At June 30,     At December 31,
                                                                 2002              2001
                                                             ------------      ------------
                                                                       (In Thousands)

    Vehicles under operating leases, net of reserves .....      $ 71,020           $102,288
    Loans ................................................        11,253             16,131
    Other noncash assets .................................         2,180              3,241
    Less:
      Reserve for losses of discontinued operations(1)....         5,745              6,365
                                                                --------           --------
    Loans,  operating leases and other assets  of
      discontinued operations ............................      $ 78,708           $115,295
                                                                ========           ========


(1) Reduction is due to a $600,000 transfer to the lease residual loss reserve to cover current residual losses experienced.

     The following table presents the net income from discontinued operations for the three and six months ended June 30, 2002 and 2001:

                                                For the three months        For the six months
                                                   ended June 30,             ended June 30,
                                             --------------------------   ----------------------
                                                  2002          2001        2002          2001
                                               ---------     ----------   --------      --------
                                                                (In Thousands)


Interest income........................         $  267        $   490        $   569     $ 1,049
Allocated interest expense (1).........            647          2,606          1,402       5,598
                                                ------        -------        -------     -------
Net interest expense...................           (380)        (2,116)          (833)     (4,549)
Loan and lease servicing fee income ...             88             57            220         206
Rental income on operating leases, net.            615          2,308          1,225       4,986
Other income...........................              2              6              6          10
                                                ------        -------        -------     -------
  Net revenues                                     325            255            618         653
  Other operating expenses.............            304            438            638         964
                                                ------        -------        -------     -------
Income (loss) before taxes.............             21           (183)           (20)       (311)
(Credit) charge to reserve  for losses
  on discontinued operations ..........            (21)           273             20         401
Income tax provision ..................              -             90              -          90
                                                ------        -------         ------     -------
Income from discontinued operations....         $    -        $     -         $    -     $     -
                                                ======        =======         ======     =======


(1) Allocated interest expense for the three and six months ended June 30, 2001 was based on the Company's annual average wholesale borrowings rate of 5.96% and 6.19%, respectively, which approximated a marginal funding cost of this business. Beginning in December 2001, the allocated interest expense is based on a direct matched-maturity funding of the net non-cash assets of discontinued operations. The average borrowing rate for the three and six months ended June 30, 2002 was 2.79% and 2.78%, respectively.


4.  INVESTMENTS IN NON-WHOLLY-OWNED SUBSIDIARIES

     The Corporation consolidates two non-wholly-owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington Finance, Inc. (WF).

     C1FN provides direct-to-customer marketing, servicing and Internet development and technology management for branchless financial services. Since the fourth quarter of 1999, WSFS and C1FN have been engaged in a joint effort through a division of WSFS, Everbank, to provide branchless financial services on a national level. Consistent with the manner in which the segment is managed and operated, information in this report labelled "C1FN" generally represent the profoma combined results of C1FN and WSFS' Everbank Division (the C1FN/Everbank.segment) WSFS originally invested $5.5 million, which through cumulative operating losses, has diminished to a book value of $1.8 million at June 30, 2002 including approximately $1 million in goodwill. Currently, WSFS has a 21% ownership interest in C1FN, and warrants to acquire additional ownership under certain circumstances, but exercises majority control through a voting trust. Therefore, the results of C1FN are consolidated into WSFS. C1FN was charged a service fee by WSFS of $940,000 and $1.1 million for the three months and six months ended June 30, 2002, respectively, compared to $120,000 and $240,000 for the comparable periods in 2001. This service fee is partially eliminated in consolidation. Under an agreement with C1FN, $500,000 of these fees as of June 30, 2002 are deferred pending certain events. As a result, WSFS has fully reserved for this amount pending further clarity that these amounts will be received.

     In June 2002, WSFS entered into an agreement with a privately held holding company of a federally chartered savings bank for the sale of C1FN and related interests in WSFS' Everbank Division. See Note 9 to the financial statements for further discussion.

     WF is a 51% owned subsidiary and began operations in December 1999. WSFS holds warrants to purchase an additional 14% ownership interest for approximately $850,000. WF is a mortgage banker generally dealing in higher-grade subprime loans. WF solicits and originates its loans primarily as a result of referrals through independent mortgage brokers, although direct-to-consumer originations accounted for 4.9% and 5.3% of total originations for the three and six months ended June 30, 2002, respectively, compared to 8.1% and 10.3% for the respective periods in 2001. WF originates all loans and sells its originations to investors, typically well known regional banks or national finance companies, on a whole loan, for cash premiums only (no securitizations). Mortgage loans are sold with very limited recourse beyond the standard market representations and warranties.

     WF has a centralized secondary market function which analyzes the product needs of the various end investors, consolidates the investors' underwriting guidelines into the product parameters that WF offers to its brokers and ultimately sells WF's originations to the end investors. Between the time loans are originated and sold, they are warehoused on WF's balance sheet. WSFS provides temporary financing for the loans through a warehouse line of credit with an adjustable rate generally based on the one-month FHLB Advance rate plus 90 basis points. This line is limited to $135 million but can increase to $150 million on a temporary basis. At June 30, 2002, $80.3 million was outstanding on this line. The average age of unsold loans at June 30, 2002 was 9 days compared to 8 days at June 30, 2001. The percentage of loans in the warehouse that were 45 days old or greater were 2.33% at June 30, 2002 and 0.74% at June 30, 2001. WF's total assets at June 30, 2002 and 2001 were $95.9 million and $35.4 million, respectively. For the three and six months ended June 30, 2002, WF added $2.2 million and $3.9 million, respectively, to the net income of the Corporation, compared to $814,000 and $1.0 million for the respective periods in 2001. At June 30, 2002, WSFS also held $3.0 million in preferred stock of WF. WSFS purchased $1.4 million of WF loans during the six months ended June 30, 2002, as compared to $17.9 million for the same period in 2001.


     The following table provides certain additional WF production and sales statistics for the periods indicated:

                                          For the Three Months        For the Six Months
                                              Ended June 30,             Ended June 30,
                                      --------------------------   --------------------------
                                          2002          2001           2002           2001
                                      -----------   ------------    -----------    ----------
                                                       (Dollars in Thousands)


Origination Dollars                    $ 363,206     $ 136,767       $ 639,996     $ 219,332
Origination Units                          3,026         1,093           5,256         1,859
Average mortgage balance               $ 120,257     $ 125,132       $ 121,885     $ 117,783
Weighted average note rate                  8.50%         8.44%           8.50%         8.77%
Weighted average CLTV 1                       83%           79%             82%           80%
Weighted average credit score                630           655             636           648
Percentage of second liens                     9%            7%              8%            8%
Sales                                   $338,444     $ 129,098       $ 629,189     $ 205,442
Sales margin                                4.03%         3.79%           4.02%         3.82%
Average days of loan in warehouse             24            27              25            29



1 Combined Loan-To-Value represents the mortgage amount plus any senior liens (or junior liens if also originated by WF) divided by the appraised value of the property.


5.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     The Corporation has an interest-rate cap with a notional amount of $50 million, which limits 3-month LIBOR to 6% for the ten years ending December 1, 2008. The cap is being used to hedge the cash flows on $50 million in trust preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. The fair market value (FMV), which at inception is equal to the cost, has two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included in a separate component of other comprehensive income and changes in the time value of the option included directly in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, is expensed in the period in which ineffectiveness is determined. It has been determined that the hedge is highly effective and can reasonably be expected to remain so. Management is not aware of any events that would result in the reclassification into earnings of gains and losses that are currently reported in accumulated other comprehensive income except for the change in the FMV of the interest rate cap, which pertains to the time value of the hedging instrument. The fair value is estimated using a standard option model, affirmed by quoted prices for similar instruments.

         Everbank enters into short-term forward exchange contracts to provide an effective fair value hedge on the foreign currency denominated deposits from fluctuations that may occur in world currency markets. At June 30, 2002 and 2001, Everbank had entered into such contracts with a notional amount of $91.5 million and $53.1 million, respectively. During the six months ended June 30, 2002 and 2001, the expense associated with these hedging contracts was almost entirely offset by changes in the fair value of the world currency denominated deposits. There was no material impact on other income.

     The following depicts the change in fair market value of the Company's derivatives:

                                                  2002                                      2001
                                     ------------------------------     -------------------------------------
                                        At                   At             At                        At
                                     January 1,   Change   June 30,     January 1,     Change       June 30,
                                     ----------  --------  --------     ----------   ----------   ----------
                                                                (In Thousands)

       Interest Rate Cap:
       -----------------

       Intrinsic value (1).........  $    589    $ (544)     $    45(1)  $   193      $   632      $    825(1)
       Time value (2)..............     1,945      (340)(2)    1,605       1,804          200(2)      2,004
                                     --------    ------      -------     -------      -------       -------
       Total.......................   $ 2,534    $ (884)     $ 1,650     $ 1,997      $   832       $ 2,829
                                      =======    ======      =======     =======      =======       =======

       Foreign Exchange Contracts
       --------------------------

       Time Value..................   $  (395)   $4,833      $ 4,438     $ 1,385     $ (2,499)      $(1,114)
                                      =======    ======      =======     =======     ========       =======

(1)  Included  in other  comprehensive  income,  net of taxes.
(2)  Included  in  interest   expense  on  the  hedged  item  (trust   preferred
     borrowings).


     On July 1, 2002, the Corporation redesignated the interest rate cap. As a result, beginning July 1, 2002, the entire change in market value of the cap is expected to be recognized in other comprehensive income with a portion reclassified into earnings according to the value of the instrument's individual quarterly caplets. Caplets are defined as the series of caps that limit the interest rate of particular periods. This redesignation provides a more systematic method for amortizing the cost of the cap against earnings.

6.  COMPREHENSIVE INCOME

     The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130:

                                                            For the three months     For the six months
                                                               ended June 30,           ended June 30,
                                                            --------------------     -------------------
                                                              2002       2001          2002       2001
                                                            --------   ---------     --------   --------


Net income ..........................................       $ 7,921    $ 4,706       $ 17,347   $  8,426

Other Comprehensive Income:

Net unrealized holding gains on securities
    available-for-sale arising during the period,
    net of taxes.....................................           600        170            173      1,874

Net unrealized  holding  (losses) gains arising
    during the period on derivatives used for
    cash flow hedge, net of taxes.....................         (529)       455           (354)       411

Reclassification adjustment for gains included in net
     income, net of taxes..............................         (13)         -            (14)         -
                                                            -------    -------       --------   --------

Total comprehensive income...........................       $ 7,979    $ 5,331       $ 17,152   $ 10,711
                                                            =======    =======       ========   ========

7.  TAXES ON INCOME

     The Corporation accounts for income taxes in accordance with SFAS No. 109, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Management has assessed substantial valuation allowances on the deferred income taxes due to, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. The IRS is in the process of finalizing examinations of the Corporation's federal tax returns for the years through December 31, 2000. Valuation allowances are evaluated periodically based on, among other things, the occurrence or non-occurence of events, including results from tax authority examinations and economic activities, which impact the likelihood that the deferred tax benefits will be realized.

8.  SEGMENT INFORMATION

     Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation had two operating segments during the three and six months ended June 30, 2002 and 2001: WSFS and WF. WF is not wholly-owned, but is a majority controlled subsidiary. As a majority controlled subsidiary, it is included in consolidated financial statements, including segment reporting. Generally, reportable segments are business units that are managed separately, operate under different regulations and offer different services to distinct customer bases. The Corporation evaluates performance based on pretax ordinary income and allocates resources based on these results.

     The WSFS segment provides financial products to consumer and commercial customers within its geographical footprint through its branch network. WF, a 51% owned subsidiary, is engaged in sub-prime home equity mortgage banking. WF conducts activity on a national level and aggregates loans primarily through brokers and sells them to investors. Because C1FN is classified as a business held-for-sale, it is no longer considered a segment. For a further discussion of C1FN, see Note 9 of the financial statements.


     Segment  information  for the  three and six  months  ended  June 30,  2002 follow:

                                                               For the three months ended June 30,
                                             -----------------------------------------------------------------------
                                                            2002                                 2001
                                             ------------------------------------  ---------------------------------
                                                                         (In Thousands)

                                                 WSFS          WF        Total         WSFS        WF        Total
                                                 ----          --        -----         ----        --        -----
External customer revenues:
     Interest income                         $   24,905    $   1,976  $   26,881   $   26,182  $     814  $  26,996
     Other income                                 5,735       13,671      19,406        4,815      4,558      9,373
                                             ----------    ---------  ----------   ----------  ---------  ---------
Total external customer revenues                 30,640       15,647      46,287       30,997      5,372     36,369
                                             ----------    ---------  ----------   ----------  ---------  ---------

Intersegment revenues:
     Interest income                                605            5         610          532         22        554
     Other income                                     -           24          24            -        320        320
                                             ----------     --------  ----------    ---------   --------   --------
Total Intersegment revenues                         605           29         634          532        342        874
                                             ----------    ---------  ----------   ----------  ---------  ---------

Total revenue                                    31,245       15,676      46,921       31,529      5,714     37,243

External customer expenses:
     Interest expense                             9,164            -       9,164       12,057          -     12,057
     Other expenses                              11,467        8,057      19,524       12,436      3,749     16,185
     Other depreciation and amortization            910          154       1,064          773         76        849
                                             ----------    ---------  ----------   ----------  ---------  ---------
Total external customer expenses                 21,541        8,211      29,752       25,266      3,825     29,091
                                             ----------    ---------  ----------   ----------  ---------  ---------

Intersegment expenses:
     Interest expense                                 5          605         610           22        532        554
     Other expenses                                  24            -          24          320          -        320
                                             ----------    ---------  ----------   ----------  ---------  ---------
Total Intersegment expenses                          29          605         634          342        532        874

Total expenses                                   21,570        8,816      30,386       25,608      4,357     29,965
                                             ----------    ---------  ----------   ----------  ---------  ---------

Income  before minority interest and taxes   $    9,675   $   6,860   $   16,535   $    5,921  $   1,357  $   7,278
                                             ----------    ---------  ----------   ----------  ---------  ---------

Less minority interest                                                     3,362                                  -

Provision for income taxes                                                 4,901
                                                                                                              2,327

(Loss) from businesses held-for-sale                                        (351)                              (245)
                                                                      ----------                          ---------

Consolidated net income                                               $    7,921                          $   4,706
                                                                      ----------                          ---------

                                                          For six months ended June 30,
                                      ----------------------------------------------------------------------
                                                     2002                                2001
                                      ----------------------------------- ----------------------------------
                                                                  (In Thousands)
                                         WSFS          WF       Total          WSFS        WF        Total
                                         ----          --       -----          ----        --        -----
External customer revenues:
     Interest income                   $  52,348   $  3,727   $  56,075       $ 51,527  $  1,401    $ 52,928
     Other income                         10,764     25,315      36,079          9,419     7,349      16,768
                                       ---------   --------   ---------       --------  --------    --------
Total external customer revenues          63,112     29,042      92,154         60,946     8,750      69,696
                                       ---------   --------   ---------       --------  --------    --------

Intersegment revenues:
     Interest income                       1,207         11       1,218            951        36         987
     Other income                              -         78          78              -       320         320
                                       ---------   --------   ---------       --------  --------    --------
Total intersegment revenues                1,207         89       1,296            951       356       1,307
                                       ---------   --------   ---------       --------  --------    --------

Total revenue                             64,319     29,131      93,450         61,897     9,106      71,003

External customer expenses:
     Interest expense                     18,210          -      18,210         25,217         -      25,217
     Other expenses                       23,228     15,294      38,522         23,298     6,337      29,635
     Other depreciation and
      amortization                         1,761        288       2,049          1,543       144       1,687
                                       ---------   --------   ---------       --------  --------    --------
Total external customer expenses          43,199     15,582      58,781         50,058     6,481      56,539
                                       ---------   --------   ---------       --------  --------    --------

Intersegment expenses:
     Interest expense                         11      1,207       1,218             36       951         987
     Other expenses                           78          -          78            320         -         320
                                       ---------   --------   ---------       --------  --------    --------
Total intersegment expenses                   89      1,207       1,296            356       951       1,307
                                       ---------   --------   ---------       --------  --------    --------

Total expenses                            43,288     16,789      60,077         50,414     7,432      57,846

Income (loss) before minority
interest, taxes and cumulative
effect of change in accounting
 principle                             $  21,031   $ 12,342   $  33,373       $ 11,483  $  1,674     $13,157
                                       ---------   --------   ---------       --------  --------    --------

Less minority interest                                            6,048                                    -
Provision for income taxes                                       10,178                                4,211
Cumulative effect of change in accounting
 principle                                                          703                                    -
(Loss) on businesses held for sale                                 (503)                                (520)
                                                              ---------                             --------
Consolidated net income                                       $  17,347                             $  8,426
                                                              =========                             ========

--------------------------------------------------------------------------------

                                               At June 30, 2002                     At June 30, 2001
                                       ---------------------------------   ---------------------------------
                                                                   (In Thousands)
                                         WSFS          WF       Total         WSFS(1)       WF        Total
                                         ----          --       -----         -------       --        -----

Mortgage backed securities            $  142,873   $      -  $  142,873      $ 159,640   $     -  $  159,640

Investments of businesses held for
 sale                                 $  288,333   $      -     288,333      $ 245,054   $     -  $  245,054

Segment Assets                        $1,937,950   $ 95,908  $2,033,858     $1,833,147   $35,384  $1,868,531
Elimination intersegment receivables                            (90,081)                            (35,159)
                                                             ----------                           ----------
Consolidated assets                                          $1,943,777                           $1,833,372
                                                             ==========                           ==========

                                                             ----------                           ----------
Total  deposits                       $1,163,990   $      -  $1,163,990     $1,167,310   $    -   $1,167,310
                                                             ==========                           ==========

Segment liabilities                   $1,820,791   $ 84,978  $1,905,769     $1,733,393   $33,447  $1,766,840
Elimination intersegment liabilities                            (83,616)                             (31,963)
                                                             ----------                           ----------
Consolidated liabilities                                     $1,822,153                           $1,734,877
                                                             ==========                           ==========

Capital expenditures                  $      242   $    843  $    1,085     $    1,237   $   221  $    1,458


(1). For comparative purposes, the 2001 balances for C1FN have been included in WSFS

9.   BUSINESSES HELD FOR SALE

     In June 2002, agreements were signed with a privately-held holding company of a federally chartered savings bank for the sale of CustomerOne Financial
Network, Inc. (C1FN) and related interests in WSFS' Everbank Division (the C1FN/Everbank segment). As contemplated, the transaction would realize a modest dollar premium to WSFS' current net investment in the C1FN/Everbank segment, which was $1.8 million at June 30, 2002. The transaction is subject to regulatory and other approvals as well as closing conditions. The transaction is expected to close in the fourth quarter of 2002, however, no assurance can be provided that all conditions to closing will be satisfied. If a sale of C1FN is not consummated in a timely manner, it is likely that impairment of this investment and other liquidation costs will result. Consistent with the manner in which the segment is managed and operated, information in this report labelled "C1FN" generally represent the profoma combined results of C1FN and WSFS' Everbank Division (the C1FN/Everbank segment).

     Everbank was started with C1FN in the fourth quarter of 1999 as a joint initiative in internet and branchless banking. Under the terms of its management agreement with WSFS, C1FN had the right to acquire the deposits and business of Everbank if C1FN obtained its own depository institution charter. In April 2002, C1FN concluded that it was likely that sufficient capital could not be raised on a timely basis and withdrew its application to the Office of Thrift Supervision
(OTS) for a separate thrift charter. In June 2002, the above agreements of sale were signed.

     C1FN/Everbank is currently a relatively low margin business for WSFS. If sold, WSFS would likely experience an improvement in performance ratios such as efficiency ratio, net interest margin and return on average assets, as well as capital ratios, but a modest deterioration in nonperforming assets ratios as a result of a low level of loans to assets at C1FN/ Everbank.

     In addition, in June 2002 WSFS signed an agreement for the sale of its United Asian Bank Division (UAB). UAB was started in April 2000 as a single branch to serve the Korean and Asian communities of Elkins Park, Pennsylvania and the surrounding area. Approximately $10 million in deposits and $15 million in loans will be included in the transaction, in addition to branch fixed assets and the lease obligations. The sale, which includes an undisclosed deposit premium, is expected to close late in the third quarter of 2002. The transaction is subject to regulatory approvals and other customary closing conditions.

     These planned sales are consistent with recent strategic actions of WSFS to simplify its operations and better focus resources and capital on WSFS' core bank.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the major classes of assets and liabilities of C1FN/Everbank and UAB are presented separately on the statement of condition, and the average balance sheet as held-for-sale. losses from C1FN/Everbank and UAB have been classified in a single line item, Loss of businesses held for sale, and presented separately on the statement of operations for all periods

         The following presents the balance sheet items for businesses held for sale. December 2001 information has been included for comparative purposes only:

                                                              At June 30, 2002                At December 31, 2001
                                                      --------------------------------     ---------------------------------
                                                        C1FN       UAB      Consolidated     C1FN       UAB     Consolidated
                                                      --------   --------   -------------  --------   --------  ------------
                                                                                  (In Thousands)

Investments of businesses held-for-sale .........     $288,333   $      -     $288,333     $260,160   $      -    $ 260,160
Loans, net of business held-for-sale ............       18,413     17,917       36,330       23,011     13,124       36,135
Other assets of businesses held-for-sale ........        7,143        271        7,414        5,484        296        5,780
                                                      --------   --------     --------     --------   --------     --------

  Total assets of businesses held-for-sale ......     $313,889   $ 18,188     $332,077     $288,655     13,420     $302,075
                                                      ========   ========     ========     ========   ========     ========


Deposits of businesses held-for-sale ............     $311,448   $  9,908     $321,356     $287,450   $ 10,720     $298,170
Other liabilities of businesses held-for sale ...        1,390          -        1,390        1,193          -        1,193
                                                      --------   --------     --------     --------   --------     --------

  Total liabilities of businesses held for sale .     $312,838   $  9,908     $322,746     $288,643   $ 10,720     $299,363
                                                      ========   ========     ========     ========   ========     ========


      The following table presents the net income from businesses held-for-sale for the three and six months ended June 30, 2002 and 2001:


                                                             For the Three Months                 For the Three Mnths
                                                              Ended June 30, 2002                 Ended June 30, 2001
                                                      --------------------------------     ---------------------------------
                                                        C1FN       UAB      Consolidated     C1FN       UAB     Consolidated
                                                      --------   --------   -------------  --------   --------  ------------
                                                                                  (In Thousands)

Interest income.............................         $   2,904    $   329    $   3,233    $   3,783   $    237    $   4,020
Interest expense ...........................             1,421         30        1,451        2,679         58        2,737
                                                     ---------    ---------  ---------    ---------   --------    ---------
  Net interest income.......................             1,483        299        1,782        1,104        179        1,283
Provision for loan losses..................                 77         21           98           52          -           52
                                                     ---------    --------   ---------    ---------   --------    ---------
Net interest income after provision for
    loan losses.............................             1,406        278        1,684        1,052        179        1,231
Other income................................             1,245         19        1,264          655         22          677
Other expenses .............................             4,610        321        4,931        2,767        301        3,068
                                                     ---------    -------    ---------    ---------   --------    ---------
Income before minority interest and taxes...            (1,959)       (24)      (1,983)      (1,060)      (100)      (1,160)
Minority interest ...........................           (1,411)         -       (1,411)        (753)         -         (753)
                                                     ---------    -------    ---------    ---------   --------    ---------
Income before taxes..........................             (548)       (24)        (572)        (307)      (100)        (407)
Taxes........................................             (211)       (10)        (221)        (122)       (40)        (162)
                                                     ---------    -------    ---------    ---------   --------    ---------
Net income...................................        $    (337)   $   (14)   $    (351)   $    (185)  $    (60)   $    (245)
                                                     =========    =======    =========    =========   ========    =========




                                                              For the Six Months                   For the Six Mnths
                                                              Ended June 30, 2002                 Ended June 30, 2001
                                                      --------------------------------     ---------------------------------
                                                        C1FN       UAB      Consolidated     C1FN       UAB     Consolidated
                                                      --------   --------   -------------  --------   --------  ------------
                                                                                  (In Thousands)

Interest income.......................               $   5,797    $   619    $   6,416    $   7,298   $    408    $   7,706
Interest expense .....................                   2,766         64        2,830        5,270        101        5,371
                                                     ---------    -------    ---------    ---------   --------    ---------
  Net interest income.................                   3,031        555        3,586        2,028        307        2,335
Provision for loan losses............                      107         39          146           95         58          153
                                                     ---------    -------    ---------    ---------   --------    ---------
Net interest income after provision for
    loan losses.......................                   2,924        516        3,440        1,933        249        2,182
Other income..........................                   2,256         43        2,299        1,288         44        1,332
Other expenses .......................                   7,529        725        8,254        5,333        546        5,879
                                                     ---------    -------    ---------    ---------   --------    ---------
Income before minority interest and taxes               (2,349)      (166)      (2,515)      (2,112)      (253)      (2,365)
Minority interest .....................                 (1,692)         -       (1,692)      (1,500)         -       (1,500)
                                                     ---------    --------   ---------    ---------   --------    ---------
Income before taxes....................                   (657)      (166)        (823)        (612)      (253)        (865)
Taxes..................................                   (254)       (66)        (320)        (244)      (101)        (345)
                                                     ---------    --------   ---------    ---------   --------    ---------
Net income                                           $    (403)   $  (100)   $    (503)   $    (368)  $   (152)   $    (520)
                                                     =========    ========   ==========   =========   ========    =========

ITEM 2.  WSFS FINANCIAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     WSFS Financial Corporation (Company or Corporation) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the
Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank which was formerly chartered as a state mutual savings bank, WSFS enjoys broader revenue powers than most savings banks. WSFS has served the residents of the Delaware Valley for 170 years. WSFS is the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The long-term goal of the Corporation is to maintain its high-performing financial services company status by focusing on its core banking business while occasionally developing profitable niches in highly-synergistic businesses that have a strategic fit.


     WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services. Lending activities are funded primarily with retail deposit services and borrowings. At June 30, 2002 there were 22 retail banking offices located in northern Delaware and southeastern Pennsylvania through which WSFS conducted banking operations. In January 2002, for strategic reasons, WSFS had transferred five in-store branch offices that were outside of its core footprint to another financial institution. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC).

     The Corporation has two consolidated subsidiaries, WSFS and WSFS Capital Trust I, and no unconsolidated subsidiaries or off-balance sheet entities. Fully-owned subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; and WSFS Investment Group, Inc. (formerly 838 Investment Group), which markets various third party insurance products and securities through the WSFS' branch system. An additional subsidiary, Star States Development Company (SSDC), is currently inactive. In addition to the wholly-owned subsidiaries, the Corporation consolidates two non-wholly-owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington Finance, Inc. (WF), formerly Wilmington National Finance Inc. See footnote 4 of the financial statements for a further discussion.

     As we have reported previously, WSFS continues its strategy to refocus its capital and resources on its core community banking operation, primarily in the Delaware market. As a result, we have regularly reviewed our business investments and asset portfolios to determine whether continued investment in those lines of business or assets are in the best interest of WSFS and its stockholders. As a result of such reviews in the recent past, we have discontinued the operations of our indirect automobile finance business (WSFS Credit Corporation), exited non-core branches in Pennsylvania and entered into agreements to sell our United Asian bank Division and the C1FN/Everbank national branchless banking segment. As part of this strategic focus, we will continue to review our investments in various businesses, operating lines, and assets, and may determine to exit or sell our interest in such businesses, operating lines and assets. Such sales, if they were to occur, may result in WSFS incurring losses or gains, which may be material in amount.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Financial Condition

     Total assets increased $29.9 million during the first six months of 2002 to $1.9 billion at June 30, 2002. Asset growth included $288.3 million in investments of businesses held-for sale. This category is comprised of the investments of C1FN Everbank and the United Asian Bank Division. In June 2002 agreements were signed to sell these businesses. In accordance with SFAS No. 144, the major classes of assets and liabilities from these businesses are presented separately at June 30, 2002, while at December 31, 2001 the assets and liabilities were displayed in their respective lines. The majority of this increase came from reclassing mortgage-backed securities to investments of businesses held-for-sale. As a result mortgage-backed securities decreased $218.9 million. In addition, loans (including loans of businesses held-for-

sale) increased $22.3 million. These increases were partially offset by decreases of $36.6 million in operating leases, loans and other assets of discontinued operations, due to run-off in the WCC loan and lease portfolios. Also, cash and liquid investments decreased by $18.9 million.

     Total liabilities increased $14.0 million between December 31, 2001 and June 30, 2002, to $1.8 billion. Deposits (including deposits of businesses held-for-sale) increased $17.9 million during the first six months of 2002. Partially offsetting this increase was the maturity of $8.3 million in brokered deposits.


Capital Resources

     Stockholders' equity increased $15.1 million between December 31, 2001 and June 30, 2002. This increase reflects net income of $17.3 million for the first six months of 2002, partially offset by the purchase of 73,100 shares of treasury stock for $1.4 million ($19.38 per share average). At June 30, 2002, the Corporation held 5,745,269 shares of its common stock in its treasury at a cost of $71.7 million. In addition, the Corporation declared cash dividends totaling $820,000 during the six months ended June 30, 2002.

     Below is a table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of June 30, 2002 (dollars in thousands):

                                                                                               To be Well-Capitalized
                                                Consolidated               For Capital         Under Prompt Corrective
                                                Bank Capital            Adequacy Purposes         Action Provisions
                                          ----------------------     ----------------------    -----------------------
                                                           % of                     % of                      % of
                                           Amount         Assets      Amount        Assets      Amount        Assets
                                           ------         ------      ------        ------      ------        ------

Total Capital
  (to Risk-Weighted Assets) ........      $170,264        13.55%     $100,526       8.00%     $125,657       10.00%
Core Capital (to Adjusted
  Tangible Assets)..................       160,211         8.23        77,900       4.00        97,375        5.00
Tangible Capital (to Tangible
  Assets) ..........................       160,211         8.23        29,212       1.50           N/A         N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................       160,211        12.75           N/A        N/A        75,394        6.00



     Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 2002 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

     Liquidity

     In accordance with Thrift Bulletin 77, the OTS requires institutions such as WSFS to maintain adequate liquidity to assure safe and sound operation. At June 30, 2002, WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 4.5% compared to 10.8% at December 31, 2001. Liquidity was higher than usual at December 31, 2001 as a result of prefunding certain borrowings for January 2002. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans, borrowings and net earnings. In addition, the Corporation's liquidity needs can be met through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes all these sources are sufficient to maintain the required and prudent levels of liquidity.

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

     The Corporation had a net investment in reverse mortgages of $36.0 million at June 30, 2002. The Corporation accounts for its investment in reverse mortgages in accordance with the October 1, 1992 Securities and Exchange
Commission staff memorandum entitled "Accounting for Pools of Uninsured Residential Real Estate Contracts." The memorandum requires grouping individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. The Corporation's investment in reverse mortgages is grouped into two pools based on geography and origination date (the "1993 Pool" and the "1994 Pool"). In computing the effective yield of each, the Corporation must project cash flows of the pool using actuarial projections of the life expectancy of the individual contract holders, other estimates of timing of cash flows and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash flows of each pool of reverse mortgages. The effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Because of this quasi-market-value-based accounting, the recorded value of reverse mortgage assets include significant risk associated with both estimations and real estate market conditions, and therefore income can vary significantly from reporting period to reporting period.

     As indicated, a projection of future net cash flows requires making assumptions and estimates about current values and future appreciation of house values, mortality rates and mobility rates. Assumptions are also made to factor the time it takes to liquidate the receivable after a maturity event has occurred. These assumptions are made at a point in time and are based on historical experiences and expected economic conditions. It should be noted that reverse mortgages are a relatively new product and therefore only a limited amount of historical data exists on which to base future expectations. As with any estimates about the future, these assumptions are subjective, and will change as market conditions or the portfolio experience dictates. Accordingly, actual results may differ materially from the assumptions used in the model.

     Based on the estimate of the future net cash flows as of the second quarter, an additional $1.9 million of interest income was recognized (cumulative "catch up" adjustment.) This was due to the actual experience and the continued strong performance of the underlying collateral values as well as faster repayment rates (death and moveout) than previously predicted by the Corporation's cash flow model. In the second quarter the Corporation also made changes to certain assumptions regarding future repayment rates and home appreciation rates. These changes were based on an analysis of WSFS' historical experience and third party forecasted data. Had these changes not been made, $3.2 million of additional interest income for the quarter would have been recognized instead of the $1.9 million.

     As discussed, the book value of reverse mortgages is sensitive to a number of factors including the Corporation's estimate of the following key variables:

     o    Current Collateral Value
     o    Future Collateral Appreciation Rate
     o    Repayment Rate
     o    Collection Time

     Listed below is a discussion of each factor impacting future cash flow estimates, noting current assumptions, historical experience and management's best estimate of the sensitivity of the value to a change in the assumption, presented in tabular form. The market value sensitivities to combined changes in the assumptions listed below may not necessarily be additive due to the interdependency of the variables. Also, these sensitivities may not have a linear extrapolation beyond the sensitivities provided. Finally, sensitivity tables provided herein, are based on the Corporation's internal models and, as such, are subject to risks associated with internally generated models.

     Current Collateral Value Estimates

     To assess the current market value of the collateral as of the reporting date, the Corporation utilizes an "18-month look-back" approach, which calculates the compounded annualized appreciation rates since origination on the homes that were actually sold and collected during the previous 18-month period. This rate is used as a proxy for, and is applied to the remaining houses in the Pool. The most recent 18-month look-back calculated a 3.13% compounded annual growth rate of appreciation for the 1994 Pool and a 1.39% compounded annual growth rate of appreciation for 1993 Pool. The Corporation has experienced a substantial improvement over the last few quarters in the estimate of current collateral values from the 18-month look-back approach as a result of the recent strong residential housing market. The following table illustrates the proforma pre-tax change to the carrying value of the reverse mortgages when the estimate of collateral values at June 30, 2002 is adjusted by the noted percentages.




                                             Proforma Adjustment to
                                         Reverse Mortgage Carrying Value
                                 -----------------------------------------------
      Change in Current
      Collateral Values            1993 Pool        1994 Pool          Total
--------------------------------------------------------------------------------
                                              (Dollars in Millions)

             -3%                     $(.5)              $(.6)          $(1.1)
             -2%                      (.3)               (.4)            (.7)
             -1%                      (.2)               (.2)            (.4)
             +1%                       .2                 .2              .4
             +2%                       .3                 .4              .7
             +3%                       .5                 .6             1.1



     Future Collateral Appreciation Rate Estimates

     To estimate future home appreciation rates, third party macroeconomic forecasting firms are utilized in addition to the Corporation's own historical experience relative to the overall market. Over the long term, the Corporation's estimates that the 1994 Pool will appreciate at approximately 1% per year and the 1993 Pool at 0% per year. In the short term, the Corporation uses assessments of the economic factors that influence housing prices to determine appreciation rates. Based on current economic factors and outside forecasting sources, the Corporation is currently forecasting no (0%) appreciation in the first year forward, a market value decline in year 2 of 5%, and a market value decline in year 3 of 3% for both pools. The following table shows the proforma adjustments to carrying value when applying a parallel shift to the current appreciation rate estimates in all future years.



                                               Proforma Adjustment to
                                          Reverse Mortgage Carrying Value
                                   ---------------------------------------------
        Change in Annual
       Appreciation Rates           1993 Pool        1994 Pool          Total
--------------------------------------------------------------------------------
                                                (Dollars in Millions)

             -3%                     $ (2.0)          $ (1.6)         $ (3.6)
             -2%                       (1.4)            (1.1)           (2.5)
             -1%                        (.7)             (.6)           (1.3)
             +1%                         .7               .6             1.3
             +2%                        1.5              1.2             2.7
             +3%                        2.3              1.7             4.0

     Repayment Rate Estimates

     Repayment rates are a combination of mortality rates and mobility (moveout) rates and together constitute loan "maturity events." For mortality rates the Corporation uses 85% of the 1980 U.S. Census Bureau mortality tables based on the ages of homeowners in the portfolio. For the moveout rates, the Corporation uses its historical experience. The Corporation's recent historical experience (average of last 5 years' experience) indicates a 12.9% total annual repayment rate for the 1993 pool and 11.8% total annual repayment rate for the 1994 pool. Based on this experience the Corporation estimates future repayment rates of 13% and 11.5%, respectively. A given change in the annual estimated repayment rate would result in an adjustment to the carrying value as follows:


                                               Proforma Adjustment to
                                           Reverse Mortgage Carrying Value
                                   ---------------------------------------------
        Change in Annual
         Repayment Rate             1993 Pool        1994 Pool          Total
--------------------------------------------------------------------------------
                                                (Dollars in Millions)

               -3%                   $ (1.7)          $ (4.5)          $ (6.2)
               -2%                     (1.1)            (2.9)            (4.0)
               -1%                      (.6)            (1.4)            (2.0)
               +1%                       .5              1.4              1.9
               +2%                      1.0              2.7              3.7
               +3%                      1.5              4.0              5.5


     Collection Time Estimates

     Collection time represents the time it takes to receive cash after a maturity event. The Corporation's historical experience, measured monthly, has predominantly varied between seven and thirteen months. Recent experience shows a favorable trend as a result of the strong housing market. The Corporation's current estimates are eight months for the 1994 Pool and ten months for 1993 Pool. A given change in the estimated collection time would result in an adjustment to the carrying value as follows:



                                               Proforma Adjustment to
            Change in                      Reverse Mortgage Carrying Value
                                   ---------------------------------------------
         Collection Time            1993 Pool        1994 Pool          Total
--------------------------------------------------------------------------------
                                                (Dollars in Millions)

      Unfavorable 3 Months           $ (.3)          $ (1.9)          $ (2.2)
      Unfavorable 2 Months             (.2)            (1.3)            (1.5)
      Unfavorable 1 Months             (.1)             (.7)             (.8)
       Favorable 1 Months               .1               .7               .8
       Favorable 2 Months               .2              1.4              1.6
       Favorable 3 Months               .4              2.0              2.4

     Portfolio Cash Flows and Carrying Value

     In addition to the above Corporation estimated variables, the current book value of reverse mortgages is sensitive to the assumed discount rate applied to expected future cash flows estimated from the reverse mortgage portfolios. The SEC prescribed accounting requires the book value of the portfolio to be determined by discounting all future cash flow estimates by the internal rate of return (or "Effective Yield") to be generated by the portfolio (and taking into account both past actual and future estimated portfolio cash flows). The annualized Effective Yield for the three months ended June 30, 2002 on the 1993 Pool is 8.14%, while the Effective Yield on the 1994 Pool is 39.45%. The weighted average yield is approximately 26% and is, by definition, the expected long-term yield on the portfolio.

     Based on the Corporation's current estimates of Current Collateral Value, Future Collateral Appreciation Rates, Repayment Rates and Collection Times, the Corporation's cash flow model projects the following net cash flows to result from its reverse mortgage portfolios in the periods identified.


                                                       Net Inflows
                                       -----------------------------------------
                                       1993 Pool        1994 Pool          Total
                                       ---------        ---------          -----
                                                   (Dollars in Millions)
Six months ending December 31, 2002     $  2.6          $   3.4          $   6.0
2003.........................              3.0              8.0             11.0
2004.........................              2.1              7.1              9.2
2005.........................              1.9              6.4              8.3
2006.........................              1.8              6.1              7.9
2007-2011....................              7.1             25.6             32.7
2012-2016....................              4.0             16.7             20.7
2017-2021....................              1.7              8.6             10.3
Thereafter...................               .7              4.4              5.1


     The following table depicts the addition to (reduction of) the $36 million reverse mortgage carrying value that would result were the expected cash flows estimated from the Corporation's reverse mortgage portfolios (above) discounted to the present value at discount rates other than the SEC prescribed methodology. Market indications of a discount rate on similar instruments written more recently are estimated to be between 5% and 10%.

                                              Proforma Adjustment to
                                          Reverse Mortgage Carrying Value
                                  ----------------------------------------------
        Assumed
     Discount Rate                1993 Pool         1994 Pool           Total
--------------------------------------------------------------------------------
                                           (Dollars in Millions)

          25%                      $ (6.4)              $8.3             $1.9
          20%                        (5.2)              12.6              7.4
          15%                        (3.5)              18.7             15.2
          10%                        (1.1)              27.7             26.6
          5%                          2.6               42.1             44.7


     Based on Company assumptions about funding costs, direct and indirect operating costs and incremental taxes, reverse mortgages had an impact on the Corporation of $0.21 per share in the second quarter of 2002 compared to $0.18 per share for the second quarter of 2001. For the six months ended June 30, 2002, reverse mortgages had an impact of $0.61 per share, compared to $0.25 per share for the same period in 2001.

     The Corporation is not originating new reverse mortgages. The average life of the existing portfolio is estimated to be 7.6 years under current cash flow assumptions.

NONPERFORMING ASSETS

     The following table sets forth the Corporation's nonperforming assets and past due loans at the dates indicated including businesses held-for-sale for both periods presented. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.


                                                         June 30,   December 31,
                                                           2002         2001
                                                         --------   ------------
                                                          (Dollars in Thousands)
Nonaccruing loans:
     Commercial ...................................       $2,171       $1,330
     Consumer .....................................          294          306
     Commercial mortgage ..........................          928        1,928
     Residential mortgage .........................        3,507        3,618
     Construction .................................          199          351
                                                          ------       ------

Total nonaccruing loans ...........................        7,099        7,533
Assets acquired through foreclosure ...............        1,005          432
                                                          ------       ------

Total nonperforming assets ........................       $8,104       $7,965
                                                          ======       ======

Past due loans:
     Residential mortgages ........................       $  407       $   88
     Commercial and commercial mortgages ..........          473          767
     Consumer .....................................          252          244
                                                          ------       ------

Total past due loans ..............................       $1,132       $1,099
                                                          ======       ======

Ratios:
     Nonaccruing loans to total loans (1) .........         0.66%        0.72%
     Allowance for loan losses to gross loans (1)..         2.01%        2.05%
     Nonperforming assets to total assets .........         0.42%        0.42%
     Loan loss allowance to nonaccruing loans (2)..       304.56%      277.77%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) ...................       269.51%      265.48%

(1)   Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

     Nonperforming assets increased a modest $139,000 during the six months ended June 30, 2002. The largest increase occurred in nonaccruing commercial loans which increased $842,000 during the six month period. This increase reflects the reclassification of several small commercial loans to nonaccruing status. This increase was partially offset by reductions in the all other categories of nonaccruing loans. Also during the first half of 2002, an $800,000 nonperforming commercial mortgage was transferred to foreclosed assets. Following is an analysis of the change in nonperforming assets:


                                                                 For the Six
                                                                  Months Ended       For the Year Ended
                                                                  June 30, 2002      December 31, 2001
                                                               ----------------      ------------------
                                                                           (In Thousands)
Beginning balance.........................................       $   7,965                $   8,965
     Additions ...........................................           4,628                    7,386
     Collections..........................................          (2,656)                  (5,596)
     Transfers to accrual/restructured status.............            (581)                  (1,542)
     Charge-offs / write-downs............................          (1,252)                  (1,248)
                                                                ----------                ---------

Ending balance............................................      $    8,104                $   7,965
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

INTEREST SENSITIVITY

     The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At June 30, 2002, interest-earning assets exceeded interest-bearing liabilities that mature within one year (interest-sensitive gap) by $80.4 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased to 109% at June 30, 2002 compared to 114% at December 31, 2001. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to 4.13% at June 30, 2002 from
6.09% at December 31, 2001. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows from discontinued operations as well as the interest rate-sensitive funding for these assets of approximately $100 million in FHLB Advances.

     Market risk is the risk of loss from adverse changes in the market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at June 30, 2002 and 2001, calculated in compliance with Thrift Bulletin No. 13A:


                                                      At June 30,
                      --------------------------------------------------------------------------
                                     2002                                   2001
                      ---------------------------------        ---------------------------------

  Change in            % Change in                             % Change in
Interest Rate          Net Interest     Net Portfolio          Net Interest      Net Portfolio
(Basis Points)         Margin (1)      Value Ratio (2)          Margin (1)       Value Ratio (2)
-------------          ------------    ----------------        -----------       ---------------

      +300                  7%             9.65%                    7%               7.95%
     +200                   5%             9.65%                    4%               8.14%
     +100                   3%             9.59%                    2%               8.33%
        0                   0%             9.46%                    0%               8.50%
     -100                  -3%             9.09%                   -2%               8.57%
 -200 (3)                  N/A               N/A                   -5%               8.63%
 -300 (3)                  N/A               N/A                   -7%               8.70%


(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points are not deemed meaningful at June 30, 2002 given the historically low absolute level of interest rates at that time.

COMPARISON FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Results of Operations

     The Corporation recorded net income of $7.9 million or $0.84 per diluted share for the second quarter of 2002. This compares to $4.7 million, or $0.48 per diluted share, for the same quarter last year. The results for the second quarter of 2002 are due to the fundamentally strong performance at WSFS' community bank and WF. WF provided $2.2 million in net income or $0.23 per diluted share for the second quarter of 2002 which compares to $814,000 or $0.08 per diluted share for the second quarter of 2001. In addition, second quarter results include the continued strong performance of the Corporation's reverse mortgage portfolio, providing $1.9 million pretax, or $1.1 million after tax
($0.12 per diluted share), more than the expected long-term yield of this portfolio.

     Net income for the six months ended June 30, 2002 was $17.3 million or $1.85 per diluted share. This compares to $8.4 million, or $0.84 per share, for the comparable period last year. The results for the first six months of 2002 include the continued strong performance of the community bank and WF. WF provided $3.9 million in net income or $0.41 per share for the six months ended June 30, 2002 which compares to $1.0 million or $0.10 per diluted share for the same period in 2001. Also, the reverse mortgage portfolio contributed $6.9 million pretax, or $4.1 million after tax, ($0.44 per diluted share), more than the expected long-term yield of this portfolio. In addition, the Corporation recognized $703,000, net of taxes, or $0.08 per share, in income related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, in the first quarter of 2002.

Net Interest Income

     The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.


                                                                               Three Months Ended June 30,
                                                  --------------------------------------------------------------------------------
                                                                      2002                                   2001(6)
                                                  -------------------------------------       ------------------------------------
                                                  Average                       Yield/        Average                    Yield/
                                                  Balance        Interest       Rate(1)       Balance      Interest      Rate (1)
                                                  ---------     -----------    --------       -------      --------      ---------
Assets:                                                                    (Dollars in Thousands)
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)....................    $   648,586    $  11,308       6.97%        $   632,156   $   12,666      8.01%
     Commercial loans ........................        196,768        2,882       6.36             146,954        2,817      8.35
     Consumer loans...........................        192,097        3,950       8.25             174,387        4,067      9.35
                                                  -----------    ---------                    -----------   ----------
       Total loans............................      1,037,451       18,140       7.10             953,497       19,550      8.32
Mortgage-backed securities (5)................        151,894        2,186       5.76             168,576        2,630      6.24
Loans held-for-sale (3).......................         76,337        2,033      10.65              34,406          842      9.79
Loans of business held-for-sale...............         40,729          685       6.73              15,665          335      8.55
Investment securities (5).....................         12,328          218       7.07              16,265          286      7.03
Investments of businesses held-for-sale.......        271,854        2,548       3.75             241,143        3,685      6.11
Investment in reverse mortgages...............         35,565        4,103      46.15              32,922        3,150     38.27
Other interest-earning assets ................         26,247          201       3.07              40,781          538      5.29
                                                  -----------    ---------                    -----------   ----------
     Total interest-earning assets............      1,652,405       30,114       7.36           1,503,255       31,016      8.33
                                                                 ---------                                  ----------
Allowance for loan losses.....................        (21,160)                                    (21,486)
Cash and due from banks.......................        113,821                                      74,925
Net assets from discontinued operations.......         86,589                                     171,210
Other assets of businesses held-for-sale......          6,537                                       5,704
Other noninterest-earning assets..............         54,600                                      44,786
                                                  -----------                                ------------
     Total assets.............................    $ 1,892,792                                $  1,778,394
                                                  ===========                                ============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.........................    $    88,805          106       0.48        $     82,609          252      1.22
     Savings..................................        311,292          758       0.98             301,631        1,986      2.64
     Retail time deposits ....................        247,302        1,945       3.15             270,308        3,480      5.16
     Jumbo certificates of deposits ..........         12,495           87       2.79              35,388          437      4.95
     Brokered certificates of deposit.........              -            -          -              71,236        1,196      6.73
                                                  -----------    ---------                   ------------   ----------
                                                      659,894        2,896       1.76             761,172        7,351      3.87
     Deposits of businesses held-for-sale             300,909        1,451       1.93             255,665        2,737      4.29
                                                  -----------    ---------                   ------------   ----------
       Total interest-bearing deposits                960,803        4,347       1.81           1,016,837       10,088      3.98
FHLB of Pittsburgh advances...................        453,198        5,250       4.58             351,934        5,105      5.74
Trust preferred borrowings....................         50,000          850       6.73              50,000          804      6.36
Other borrowed funds..........................        117,607          815       2.77              95,230        1,403      5.89
Cost of funding discontinued operations.......                        (647)                                     (2,606)
                                                  -----------    ---------                   ------------   ----------
     Total interest-bearing liabilities.......      1,581,608       10,615       2.68           1,514,001       14,794      3.91
                                                                 ---------                                  ----------
Noninterest-bearing demand deposits...........        161,017                                     135,321
Noninterest bearing demand deposits of
   businesses held-for-sale...................          8,886                                       4,263
Other liabilities of businesses held-for-sale.          1,592                                         881
Other noninterest-bearing liabilities.........         20,232                                      18,688
Minority interest ............................          5,756                                       4,641
Stockholders' equity..........................        113,701                                     100,599
                                                  -----------                                ------------
Total liabilities and stockholders' equity....    $ 1,892,792                                $  1,778,394
                                                  ===========                                ============
Excess (deficit) of interest-earning assets
     over interest-bearing liabilities........    $    70,797                                $    (10,746)
                                                  ===========                                ============
Net interest and dividend income..............                   $  19,499                                  $   16,222
                                                                 =========                                  ==========

Interest rate spread..........................                                   4.68%                                      4.42%
                                                                                =====                                      =====
Net interest margin...........................                                   4.79%                                      4.39%
                                                                                =====                                      =====



(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale
(6) For comparative purposes, balances of C1FN and UAB are shown as businesses held-for sale in 2001.





                                                          2002                                    2001(6)
                                            ----------------------------------       ----------------------------------
                                            Average                   Yield/         Average                     Yield/
                                            Balance       Interest    Rate(1)        Balance       Interest     Rate(1)
                                            ---------     --------    -------       ----------     --------    --------
                                                                         (Dollars in Thousands)

Assets:
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)...............  $  651,735    $  22,852       7.01%         $  631,263    $  25,398      8.05%
     Commercial loans ...................     190,420        5,583       6.42             144,797        5,633      8.51
     Consumer loans......................     191,219        7,886       8.32             173,462        8,250      9.59
                                              -------    ---------                     ----------    ---------
       Total loans.......................   1,033,374       36,321       7.14             949,522       39,281      8.39
Mortgage-backed securities (5)...........     132,974        3,817       5.74             173,732        5,503      6.34
Loans held-for-sale (3)..................      73,079        3,838      10.50              29,573        1,475      9.98
Loans of business held-for-sale..........      39,300        1,321       6.72              13,079          544      8.32
Investment securities (5)................      12,964          455       7.02              16,485          582      7.06
Investments of businesses held-for-sale..     264,390        5,095       3.85             226,417        7,162      6.33
Investment in reverse mortgages..........      34,424       11,097      64.47              33,562        4,934     29.40
Other interest-earning assets ...........      33,531          547       3.29              40,269        1,153      5.77
                                           ----------     --------                     ----------    ---------
     Total interest-earning assets.......   1,624,036       62,491       7.77           1,482,639       60,634      8.26
                                                          --------                                    --------
Allowance for loan losses................     (21,159)                                    (21,506)
Cash and due from banks..................     103,839                                      69,444
Net assets from discontinued operations..      95,592                                     180,746
Other assets of businesses held-for-sale.       7,032                                       5,199
Other noninterest-earning assets.........      55,038                                      43,101
                                           ----------                                  ----------
     Total assets........................  $1,864,378                                  $1,759,623
                                           ==========                                  ==========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand....................  $   87,387          211       0.49         $    79,537          558      1.41
     Savings.............................     311,139        1,571       1.02             299,214        4,541      3.06
     Retail time deposits ...............     250,124        4,187       3.38             269,981        6,981      5.21
     Jumbo certificates of deposits .....      11,459          163       2.87              25,257          654      5.22
     Brokered certificates of deposit....         277           10       7.28             100,686        3,369      6.75
                                           ----------     --------                    -----------     --------
                                              660,386        6,142       1.88             774,675       16,103      4.19
     Deposits of businesses held-for
        -sale............................     293,488        2,830       1.94             237,378        5,371      4.56
                                           ----------     --------                    -------------   --------
       Total interest-bearing deposits...     953,874        8,972       1.90           1,012,053       21,474      4.28
FHLB of Pittsburgh advances..............     459,177       10,533       4.56             343,680       10,103      5.85
Trust preferred borrowings...............      50,000        1,486       5.91              50,000        1,768      7.03
Other borrowed funds.....................      98,859        1,451       2.94              94,816        2,841      5.99
Cost of funding discontinued operations..           -       (1,402)                                     (5,598)
                                           ----------     --------      -----         -----------
     Total interest-bearing liabilities..   1,561,910       21,040       2.69           1,500,549       30,588      4.08
                                                          --------                                    --------
Noninterest-bearing demand deposits......     157,903                                     131,668
Noninterest bearing demand deposits of
   businesses held-for-sale..............       8,867                                       3,055
Other liabilities of businesses held-for
   -sale.................................       1,394                                         671
Other noninterest-bearing liabilities....      18,712                                      18,204
Minority interest .......................       6,000                                       5,005
Stockholders' equity.....................     109,592                                     100,471
                                           ----------                                  ----------
Total liabilities and stockholders'
   equity................................  $1,864,378                                  $1,759,623
                                           ==========                                  ==========
Excess (deficit) of interest-earning
     assets over interest-bearing
     liabilities.........................  $   62,126                                  $  (17,910)
                                           ==========                                  ==========
Net interest and dividend income......                    $ 41,451                                    $  30,046
                                                          ========                                    =========

Interest rate spread..................                                   5.08%                                      4.18%
                                                                         ====                                       ====

Net interest margin...................                                   5.17%                                      4.13%
                                                                         ====                                       ====



(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale
(6) For comparative purposes, balances of C1FN and UAB are shown as businesses held-for sale in 2001

     The following discussion of net interest income includes interest income, interest expense and its corresponding interest earning assets and interest bearing liabilities of businesses held-for-sale consistent with the average balance sheet presentation above.

     Net interest income for the three months ended June 30, 2002 increased $3.3 million compared to the same period in 2001, and the net interest margin for the three months ended June 30, 2002 was 4.79% compared to 4.39% in the second quarter of 2001. Total interest income decreased $902,000 between comparable quarters. Although total interest-earning assets increased by $149.2 million between the quarters, driven by an increase in average loans and loans held-for-sale of $150.9 million, the yield on interest earning assets declined 97 basis points between comparable quarters, driven by a series of continuing interest rate decreases. This was partially offset by an increase in the reverse mortgage yield from 38.27% to 46.15% between comparable quarters. Management expects the long-term yield of reverse mortgages in the future to be closer to 25%. However, as in the past, returns on reverse mortgages can vary significantly between periods as they are affected by actual and estimated housing prices and the timing of cash flows. Total interest expense for the three months ended June 30, 2002 decreased $4.2 million compared to the second quarter of 2001. The decrease was a result of the lower cost of borrowings due mainly to the continuing interest rate decreases, as maturing deposits and borrowings were replaced at lower rates. Total interest-bearing liabilities actually increased by $67.6 million between periods. The rate on interest bearing liabilities declined 1.23% between periods.

     Net interest income for the six months ended June 30, 2002 increased $11.4 million compared to the same period in 2001. The increase was due primarily to lower borrowing costs as $100.7 million in higher costing brokered deposits matured and were replaced with lower costing borrowings as the rates throughout the last two quarters of 2001. The net interest margin for the six months ended June 30, 2002 was 5.17%, compared to 4.13% for the six months ended June 30, 2001. Total interest income increased $1.9 million between comparable periods. This change is attributed to the increase in the reverse mortgage adjustment between periods of $6.1 million, offset by a decrease in average mortgage-backed securities and investment securities of $40.8 million and the effect of the aforementioned interest rate changes. Total interest expense decreased $9.5 million when comparing the six months ended June 30, 2002 with the same period in 2001. The decrease was a result of the lower cost of borrowings due to the aforementioned interest rate decreases and a decrease in average interest-bearing deposits of $58.2 million from June 30, 2001, offset partially by an increase in average borrowings of $119.5 million between comparable periods.

     Allowance for Loan Losses

     The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant management judgment reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Management's evaluation is based upon a continuing review of these portfolios, with consideration given to examinations performed by regulatory authorities.

     Management establishes the loan loss allowance in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

     Specific reserves are established for certain loans in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss has been incurred.

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

     Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs for six years which management believes approximates an average business cycle. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information, as adjusted for historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions. The evaluation of the inherent loss with respect to these more current conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The more current conditions, evaluated in connection with the adjustment factors, include an evaluation of the following:

>>   General economic and business conditions affecting WSFS' key lending areas,
>> Credit quality trends (including trends in nonperforming loans expected to result from existing conditions),
>>   Recent loss experience in particular segments of the portfolio,
>>   Collateral values and loan-to-value ratios,
>>   Loan volumes and concentrations, including changes in mix,
>>   Seasoning  of the  loan  portfolio,
>>   Specific industry conditions within portfolio segments,
>>   Bank regulatory examination results, and
>> Other factors, including changes in quality of the loan origination, servicing and risk management processes.

     WSFS' loan officers and risk managers meet monthly to discuss and review these conditions and risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, management is able to adjust specific and inherent loss estimates based upon the availability of more recent information. The provision for loan losses increased from $845,000 for the first six months of 2001 to $1.4 million for the first six months of 2002, primarily a result of an increase in net chargeoffs and growth in commercial loans from period to period.

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                               Six Months Ended   Six Months Ended
                                               June 30, 2002(1)   June 30, 2001(1)
                                               ----------------   ----------------
                                                    (Dollars in Thousands)


Beginning balance ..........................        $21,597           $21,423
Provision for loan losses (2) ..............          1,357               845

Charge-offs:
     Residential real estate ...............            619                92
     Commercial real estate (3) ............            333                 -
     Commercial.............................            354               300
     Consumer ..............................            860               486
                                                 ----------           -------
        Total charge-offs...................          2,166               878
                                                  ---------           -------
Recoveries:
     Residential real estate ...............             11                 1
     Commercial real estate (3) ............            176                41
     Commercial ............................            410                81
     Consumer...............................            236                53
                                                 ----------           -------
        Total recoveries ...................            833               176
                                                 ----------           -------

Net charge-offs ............................          1,333               702
                                                  ---------           -------
Ending balance..............................        $21,621           $21,566
                                                    =======           =======

Net charge-offs to average gross loans
  outstanding, net of unearned income (4)...           0.25%             0.15%
                                                 ==========           =======


(1)  Includes businesses held for sale
(2) Includes the provision for loan losses of businesses held for sale of $146,000 and $153,000 for the six months ended June 30, 2002 and 2001, respectively. These provisions are included in losses from businesses held-fo- sale on the statement of operations.
(3)  Includes commercial mortgage and construction loans.
(4)  Ratio for the six months ended June 30, 2002 and 2001 is annualized.

Other Income

     Other income for the quarter ended June 30, 2002 was $19.4 million compared to $9.4 million for the second quarter of 2001. This increase was mainly due to an increase of $9.6 million in gains on the sales of loans during the second quarter of 2002 compared to the second quarter of 2001. This increase reflects the continued expansion of WF's market share within existing regions and growth due to geographical expansion into new regions enhanced by the current mortgage refinance market. In addition, credit/debit card and ATM income increased $315,000 over the same period in 2001. This reflects higher credit and debit card usage and the expansion of the ATM network.

     Other income for the six months ended June 30, 2002 was $36.1 million compared to $16.8 million for the same period in 2001. Consistent with the quarter, this improvement was mainly due to an $18.4 million increase in gains on the sale of loans, which was predominantly attributable to WF. The remainder of the growth in other income for the six months ended June 30, 2002 reflected higher credit and debit card usage, the expansion of the ATM network, and growth in loans and deposits.

Other Expenses

     Other expenses for the quarter ended June 30, 2002 were $20.1 million or $3.5 million above the second quarter of 2001. The majority of this increase resulted from a $4.0 million increase in salaries, benefits and other compensation expenses, of which $3.6 million related to the production and sales growth of WF. Professional fees increased $824,000 over the same period of 2001, which included consulting fees of $444,000 related to the Corporation's Technology, Organizational and Process Simplification (TOPS) process reengineering program. Note however, that there was a non-cash charge of $1.1 million recorded in the second quarter of 2001 in connection with the exit of six in-store branch offices in southeastern Pennsylvania.

     Other expenses for the six months ended June 30, 2002 were $39.4 million compared to $30.6 million for the same period of 2001. This increase, consistent with the quarter, was mainly due to an $8.8 million increase in salaries, benefits and other compensation expenses, of which $7.5 million related to the production and sales growth of WF. Professional fees increased $1.3 million over the first six months of 2001. Consulting fees related to the Corporation's TOPS process reengineering program were $907,000. As mentioned, there was a non-cash charge of $1.1 million recorded in the second quarter of 2001, in connection with the exit of six in-store branch offices in southeastern Pennsylvania.

     In addition, under the previously announced Technology, Organizational and Process Simplification Plan (TOPS), an initiative designed to simplify the organization, better integrate technology solutions and re-engineer certain back office processes, the Corporation incurred $337,000 in expenses, net of cost savings, in the second quarter of 2002 and $1.1 million during the first six months of 2002. These net expenses primarily consisted of consulting fees and severance charges, partially offset by personnel cost savings. Net of tax, this amounted to $213,000, or $.02 per share, for the second quarter of 2002 and $679,000, or $0.07 per share, for the six months ended June 30, 2002. Consistent with previous announcements, the projected savings coming from the TOPS initiative are expected to offset costs during the second half of 2002. When fully implemented in mid-2003, the TOPS program is expected to result in total annual pre-tax cost savings of approximately $3.0 million to $3.5 million, or $.19 to $.23 per share, after tax.

Income Taxes

     The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes during the three and six months ended June 30, 2002 of $4.7 million and $10.3 million, respectively, compared to an income tax provision of $2.2 million and $3.8 million, for the comparable periods of 2001. The effective tax rates for both the three and six months ended June 30, 2002 was 37% compared to 32% and 31%, for the respective comparable periods in 2001. The increases, in the effective rates are primarily a consequence of the increase in taxable income from the 2002 periods over the 2001 periods. It is also the result of recognizing certain state tax benefits in 2001 that had previously been unrecorded.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

Cumulative Effect of a Change in Accounting Principle

     On January 1, 2002 the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. It also addresses how intangible assets that are acquired individually or with a group of other assets (i.e. those not acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under this standard goodwill can no longer be amortized but instead must be tested for impairment and its value adjusted accordingly. Negative goodwill is required to be taken into earnings immediately upon adoption.

     The Corporation had $1.2 million in negative goodwill associated with the 1994 purchase of Providential Home Income Plan, Inc., a former subsidiary that was subsequently merged into the Bank. As a result of adopting this standard, the Corporation recognized income of $703,000 in the first quarter of 2002 as a cumulative effect of a change in accounting principle, net of $469,000 in income tax. Prior to adoption, the Corporation had been accreting $36,000 per quarter into interest income.

     In addition, the Corporation has $958,000 in goodwill related to its investment in C1FN. This goodwill has been evaluated and, given the pending sale of C1FN at a premium to book value, management has determined that no impairment adjustment is necessary. However, if the sale of C1FN is not consummated in a timely manner, it is likely that impairment of the C1FN investment and other liquidation costs will result. Prior to January 1, 2002, the Corporation had been amortizing $19,000 of goodwill per quarter into expense.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

     The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged.

     The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged.

     Early application of the provisions of this Statement may be as of the beginning of the fiscal year or as of the beginning of the interim period in which this Statement is issued. Management does not expect the adoption of this Statement to have an impact on the Corporation's earnings, financial condition or equity.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     The provisions of this Statement are to be applied prospectively for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect the adoption of this Statement to have an impact on the Corporation's earnings, financial condition or equity.

FORWARD LOOKING STATEMENTS

     Within this report and financial statements, management has included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. Management has used "forward looking statements" to describe the future plans and strategies including expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, mid-Atlantic region and the country as a whole, loan delinquency rates, and uncertainty of estimates and changes in federal and state regulation, among other factors. These factors should be considered in evaluating the "forward looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. WSFS Financial Corporation does not undertake and specifically disclaims any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

     Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.


Part II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

          (a)  Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350

          (b)  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 WSFS FINANCIAL CORPORATION



Date:  August 14, 2002           /s/ MARVIN N. SCHOENHALS
                                 -----------------------------------------------
                                 Marvin N. Schoenhals
                                 Chairman, President and Chief Executive Officer




Date:  August 14, 2002           /s/ MARK A. TURNER
                                ------------------------------------------------
                                Mark A. Turner
                                Chief Operating Officer and Chief Financial
                                   Officer