Form 10-Q
period 2002-09-30
WSFS FINANCIAL CORP
filed 2002-11-14
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2002
                               -------------------------------------------------


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               22-2866913
------------------------------------------    ----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


  838 Market Street, Wilmington, Delaware                       19801
------------------------------------------    ----------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (302) 792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2002:

Common Stock, par value $.01 per share                      9,093,622
--------------------------------------                      ---------
         (Title of Class)                              (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                                           Page
                                                                                                           ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 2002 and 2001 (Unaudited)......................................                3

           Consolidated Statement of Condition as of September 30, 2002
           (Unaudited) and December 31, 2001..................................................                5

           Consolidated Statement of Cash Flows for the Nine Months Ended
           September 30, 2002 and 2001 (Unaudited)............................................                6

           Notes to the Consolidated Financial Statements for the Three and Nine
           Months Ended September 30, 2002 and 2001 (Unaudited)...............................                8

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................               19
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................               36
         ----------------------------------------------------------

Item 4.  Disclosure Controls and Procedures..................................................                36
         ----------------------------------


                           PART II. Other Information


Item 1.  Legal Proceedings....................................................................               36
         -----------------

Item 2.  Changes in Securities and Uses of Proceeds...........................................               36
         ------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................               36
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................               36
         ---------------------------------------------------

Item 5.  Other Information....................................................................               36
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.  ..................................................               36
         --------------------------------


Signatures ....................................................................................              37

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ......................              38


                                           WSFS FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three months ended September 30, Nine months ended September 30,
                                                         -------------------------------- -------------------------------
                                                                    2002        2001        2002        2001
                                                                  --------    --------    --------    --------
                                                                                   (Unaudited)
                                                                       (In Thousands, Except Per Share Data)
Interest income:
     Interest and fees on loans ...............................   $ 20,443    $ 20,386    $ 60,602    $ 61,141
     Interest on mortgage-backed securities ...................      1,985       2,388       5,802       7,891
     Interest and dividends on investment securities ..........        194         282         649         864
     Interest on investments in reverse mortgages .............      1,995       3,324      13,092       8,258
     Other interest income ....................................        200         732         747       1,884
                                                                  --------    --------    --------    --------
                                                                    24,817      27,112      80,892      80,038
                                                                  --------    --------    --------    --------
Interest expense:
     Interest on deposits .....................................      2,918       5,971       9,060      21,009
     Interest on Federal Home Loan Bank advances ..............      4,545       4,234      13,676      10,788
     Interest on federal funds purchased and securities
       sold under agreements to repurchase ....................        760         907       2,011       2,550
     Interest on Trust Preferred borrowings ...................        568       1,280       2,054       3,048
     Interest on other borrowed funds .........................        127         102         327         314
                                                                  --------    --------    --------    --------
                                                                     8,918      12,494      27,128      37,709
                                                                  --------    --------    --------    --------
Net interest income ...........................................     15,899      14,618      53,764      42,329
Provision for loan losses .....................................        507         677       1,718       1,370
                                                                  --------    --------    --------    --------
Net interest income after provision for loan losses ...........     15,392      13,941      52,046      40,959
                                                                  --------    --------    --------    --------

Other income:
     Loan servicing fee income ................................        821         865       2,380       2,260
     Deposit service charges ..................................      2,224       2,165       6,435       6,266
     Credit/debit card and ATM income .........................      2,379       1,836       6,079       5,046
     Gain on sales of loans ...................................     19,612       5,532      45,025      12,532
     Other income .............................................        431         463       1,627       1,526
                                                                  --------    --------    --------    --------
                                                                    25,467      10,861      61,546      27,630
                                                                  --------    --------    --------    --------
Other expenses:
     Salaries, benefits and other compensation ................     14,411       9,169      39,249      25,245
     Equipment expense ........................................      1,233         985       3,627       2,868
     Data processing and operations expenses ..................        914         916       2,756       2,747
     Occupancy expense ........................................      1,271       1,203       3,606       3,629
     Marketing expense ........................................        433         340       1,323       1,155
     Professional fees ........................................      1,065         437       3,193       1,294
     Net costs of assets acquired through foreclosure .........        127          (6)        180          65
     ATM fraud (recovery) loss ................................        (31)        (56)       (262)        312
     In-store branch net write off ............................         --          --          --       1,114
     Other operating expense ..................................      3,406       2,535       9,077       7,963
                                                                  --------    --------    --------    --------
                                                                    22,829      15,523      62,749      46,392
                                                                  --------    --------    --------    --------
Income from continuing operations before minority interest,
  taxes and cumulative effect of change in accounting principle     18,030       9,279      50,843      22,197
Less minority interest ........................................      5,273         802      11,321         802
                                                                  --------    --------    --------    --------
Income from continuing operations before taxes and cumulative
   effect of change in accounting principle ...................     12,757       8,477      39,522      21,395
Income tax provision ..........................................      4,267       2,877      14,229       6,995
                                                                  --------    --------    --------    --------
Income from continuing operations before cumulative effect of
   change in accounting principle .............................      8,490       5,600      25,293      14,400
Cumulative effect of change in accounting principle,
   net of  tax ................................................         --          --         703          --
                                                                  --------    --------    --------    --------

Income from continuing operations .............................      8,490       5,600      25,996      14,400
Loss on wind-down of  discontinued operations, net of tax .....       (563)         --        (563)         --
Income (loss) on discontinued operations of businesses
  held-for-sale, net of tax ...................................        818         (97)        659        (471)
Gain on sale of United Asian Bank, net of tax .................        737          --         737          --
                                                                  --------    --------    --------    --------
Net income ....................................................   $  9,482    $  5,503    $ 26,829    $ 13,929
                                                                  ========    ========    ========    ========

                                           WSFS FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)


                                                             Three months ended September 30, Nine months ended September 30,
                                                             -------------------------------- -------------------------------
                                                                         2002        2001        2002        2001
                                                                       --------    --------    --------    -------
                                                                                        (Unaudited)
                                                                          (In Thousands, Except Per Share Data)
Basic earnings per share:
Income from continuing operations before cumulative effect of
  change in accounting principle .................................    $  0.93     $  0.60     $  2.77     $  1.48
Cumulative effect of change in accounting principle, net of tax...         --          --        0.08          --
                                                                      -------     -------     -------     -------
Income from continuing operations ................................       0.93        0.60        2.85        1.48
Loss on wind-down of discontinued operations, net of tax .........      (0.06)         --       (0.06)         --
Income (loss) on discontinued operations of businesses
  held-for-sale, net of tax ......................................       0.09       (0.01)       0.08       (0.05)
Gain on sale of United Asian Bank, net of tax ....................       0.08          --        0.08          --
                                                                      -------     -------     -------     -------
Net income .......................................................    $  1.04     $  0.59     $  2.95     $  1.43
                                                                      =======     =======     =======     =======
Diluted earnings per share:
Income from continuing operations before cumulative effect of
 change in accounting principle ..................................    $  0.89     $  0.59     $  2.67     $  1.47
Cumulative effect of change in accounting principle, net of tax...         --          --        0.08          --
                                                                      -------     -------     -------     -------
Income from continuing operations ................................       0.89        0.59        2.75        1.47
Loss on wind-down of discontinued operations, net of tax .........      (0.06)         --       (0.06)         --
Income (loss) on discontinued operations of businesses
  held-for-sale, net of tax ......................................       0.08       (0.01)       0.07       (0.05)
Gain on sale of United Asian Bank, net of tax ....................       0.08          --        0.08          --
                                                                      -------     -------     -------     -------
Net income .......................................................    $  0.99     $  0.58     $  2.84     $  1.42
                                                                      =======     =======     =======     =======


The accompanying notes are an integral part of these financial statements.

                                           WSFS FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENT OF CONDITION

                                                                            September  30,  December 31,
                                                                                 2002           2001
                                                                             -----------    -----------
                                                                                     (Unaudited)
                                                                                   (In Thousands)
Assets
Cash and due from banks ..................................................   $   160,470    $   104,813
Federal funds sold and securities purchased under agreements to resell ...            --         65,779
Interest-bearing deposits in other banks .................................         1,991         28,360
Investment securities held-to-maturity ...................................        11,446         12,396
Investment securities available-for-sale .................................            --          1,798
Mortgage-backed securities held-to-maturity ..............................        45,033         70,285
Mortgage-backed securities available-for-sale ............................       111,666        291,439
Investments of business held-for-sale ....................................       317,591             --
Investment in reverse mortgages, net .....................................        32,977         33,939
Loans held-for-sale ......................................................       148,129         84,741
Loans, net of allowance for loan losses of $21,663 at September 30, 2002
  and $21,597 at December 31, 2001 .......................................     1,002,375      1,030,631
Loans of business held-for-sale, net of allowance for
   loan losses of $342 at September 30, 2002 .............................        18,390             --
Stock in Federal Home Loan Bank of Pittsburgh, at cost ...................        23,250         28,750
Assets acquired through foreclosure ......................................         1,133            432
Premises and equipment ...................................................        14,828         16,438
Accrued interest and other assets ........................................        26,435         28,824
Other assets of business held-for-sale ...................................         4,017             --
Loans, operating leases and other assets of discontinued operations ......        61,731        115,295
                                                                             -----------    -----------

Total assets .............................................................   $ 1,981,462    $ 1,913,920
                                                                             ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ...........................................   $   171,554    $   171,801
    Money market and interest-bearing demand .............................        98,880        327,635
    Savings ..............................................................       297,126        313,246
    Time .................................................................       276,645        303,059
    Jumbo certificates of deposit - retail ...............................            --          9,695
                                                                             -----------    -----------
      Total retail deposits ..............................................       844,205      1,125,436
    Jumbo certificates of deposit - other ................................        23,920         12,334
    Brokered certificates of deposit .....................................            --          8,347
                                                                             -----------    -----------
      Total deposits excluding businesses held-for-sale ..................       868,125      1,146,117
    Deposits of business held-for-sale ...................................       340,155             --
                                                                             -----------    -----------
        Total deposits ...................................................     1,208,280      1,146,117

Federal funds purchased and securities sold under agreements to repurchase        84,500         45,000
Federal Home Loan Bank advances ..........................................       445,000        520,000
Trust Preferred borrowings ...............................................        50,000         50,000
Other borrowed funds .....................................................        41,341         30,480
Accrued expenses and other liabilities ...................................        19,534         16,519
Other liabilities of business held-for-sale ..............................         1,490             --
                                                                             -----------    -----------
Total liabilities ........................................................     1,850,145      1,808,116
                                                                             -----------    -----------

Minority Interest ........................................................         9,113          5,801

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ...............................................            --             --
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,838,891 at September 30, 2002 and 14,823,651 at December 31, 2001 .           148            148
Capital in excess of par value ...........................................        59,299         59,079
Accumulated other comprehensive income ...................................           924          3,146
Retained earnings ........................................................       133,508        107,950
Treasury stock at cost, 5,745,269 shares at September 30, 2002
    and 5,677,169 shares at December 31, 2001 ............................       (71,675)       (70,320)
                                                                             -----------    -----------
Total stockholders' equity ...............................................       122,204        100,003
                                                                             -----------    -----------
Total liabilities, minority interest and stockholders' equity ............   $ 1,981,462    $ 1,913,920
                                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                     2002            2001
                                                                                 ------------   --------------
                                                                                          (Unaudited)
                                                                                         (In Thousands)
Operating activities:
Net income ...................................................................   $    26,829    $    13,929
Adjustments to reconcile net income to net cash used for operating activities:
    Provision for loan, lease and residual value losses ......................         1,718          1,591
    Depreciation, accretion and amortization .................................         5,845          3,126
    Increase in accrued interest receivable and other assets .................        (3,725)        (5,941)
    Decrease in accrued interest receivable and other assets of
       businesses held-for-sale ..............................................         1,467             --
    Origination of loans held-for-sale .......................................    (1,198,829)      (383,361)
    Proceeds from sales of loans held-for-sale ...............................     1,087,173        363,966
    Increase in accrued interest payable and other liabilities ...............         3,883          2,955
    Increase in accrued interest payable and other liabilities of
       businesses held-for-sale ..............................................           297             --
    Gain on sale of segment held-for-sale ....................................        (1,229)            --
    Increase in reverse mortgage capitalized interest, net ...................       (14,253)        (8,137)
    Minority interest in net income (loss) ...................................         9,007         (1,382)
    Other, net ...............................................................           139            293
                                                                                 -----------    -----------
Net cash used for operating activities .......................................       (81,678)       (12,961)
                                                                                 -----------    -----------

Investing activities:
Net decrease (increase) in interest-bearing deposits in other banks ..........         7,374        (16,349)
Maturities of investment securities ..........................................         1,118         13,344
Sales of investment securities available-for-sale ............................         1,485            500
Repayments of mortgage-backed securities held-to-maturity ....................        24,935         24,096
Repayments of mortgage-backed securities available-for-sale ..................        33,521        152,659
Purchases of mortgage-backed securities available-for-sale ...................       (93,715)      (221,875)
Net increase in investments of businesses held-for-sale ......................       (62,520)            --
Repayments of reverse mortgages ..............................................        21,075         12,264
Disbursements for reverse mortgages ..........................................        (4,689)        (5,397)
Sales of loans ...............................................................         5,986             --
Sale of loans - United Asian Bank ............................................        15,828             --
Purchase of loans ............................................................       (28,878)        (1,105)
Net decrease (increase) in loans .............................................        57,711        (56,971)
Net decrease in loans of businesses held-for-sale ............................         4,621
Net decrease in stock of Federal Home Loan Bank of Pittsburgh ................         5,500          6,950
Receipts from investment in real estate ......................................            --            270
Sales of assets acquired through foreclosure, net ............................           420            613
Premises and equipment, net ..................................................        (2,431)        (1,254)
                                                                                 -----------    -----------
Net cash used for investing activities .......................................       (12,659)       (92,255)
                                                                                 -----------    -----------
Financing activities:
Net increase in demand and savings deposits ..................................         8,412        128,288
Net increase (decrease) in time deposits .....................................        20,627        (86,693)
Net increase in deposits of businesses held-for-sale .........................        52,705             --
Sale of deposits - United Asian Bank .........................................        (7,322)            --
Receipts from FHLB borrowings ................................................       476,000        215,000
Repayments of FHLB borrowings ................................................      (551,000)      (135,000)
Receipts from reverse repurchase agreements ..................................       200,000             --
Repayments of reverse repurchase agreements ..................................      (185,000)            --
Net increase in federal funds purchased ......................................        24,500             --
Repayments of capital leases .................................................          (170)           (89)
Dividends paid on common stock ...............................................        (1,271)        (1,175)
Issuance of common stock .....................................................           220             94
Purchase of treasury stock, net of reissuance ................................        (1,355)       (15,727)
Minority interest ............................................................        (5,695)           112
                                                                                 -----------    -----------
Net cash provided by financing activities ....................................        30,651        104,810
                                                                                 -----------    -----------

Decrease in cash and cash equivalents from continuing operations .............       (63,686)          (406)
Change in net assets from discontinued operations ............................        53,564         59,699
Cash and cash equivalents at beginning of period .............................       170,592         91,349
                                                                                 -----------    -----------
Cash and cash equivalents at end of period ...................................   $   160,470    $   150,642
                                                                                 ===========    ===========

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                    2002       2001
                                                                  --------   --------
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest ........................................   $ 29,468   $ 44,375
Cash paid for income taxes, net ...............................     17,095      3,763
Loans transferred to assets acquired through foreclosure ......      1,167        607
Net change in unrealized (losses) gains on securities
   available-for-sale, net of tax .............................     (2,222)     3,319
Investments transferred to businesses held-for-sale ...........    260,160         --
Loans, net of allowance transferred to businesses held-for-sale     36,135         --
Other assets transferred to businesses held-for-sale ..........      5,780         --
Deposits transferred to businesses held-for-sale ..............    298,170         --
Other liabilities transferred to businesses held-for-sale .....      1,193         --

The accompanying notes are an integral part of these financial statements.

                          WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the parent company, WSFS Capital Trust I, WSFS and its wholly-owned subsidiaries, WSFS Investment Group, Inc. and WSFS REIT, as well as non-wholly-owned, but majority controlled subsidiaries, Wilmington Finance, Inc. (WF) and CustomerOne Financial Network, Inc. (C1FN). See Note 5 for further discussion of non-wholly-owned subsidiaries and Note 10 for a discussion of subsequent events.

    As discussed in Note 3 of the financial statements, the results of WSFS Credit Corporation (WCC), the Corporation's wholly owned indirect auto financing and leasing subsidiary, is presented as discontinued operations, and presented separately for all periods.

    As discussed in Note 4 of the financial statements, in June 2002, agreements were signed to sell C1FN and the related interest in WSFS' Everbank Division. The sale was completed in November 2002. In addition, in June 2002 WSFS signed an agreement for the sale of its United Asian Bank Division (UAB). The sale of UAB was completed in September 2002. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the major classes of assets and liabilities of businesses held for sale are presented separately on the statement of condition for September 30, 2002 and the statement of cash flow for the nine months ended September 30, 2002. Income and losses from these businesses have been presented as income (losses) of businesses held-for-sale, and presented separately for all periods. The gain on the sale of UAB is presented separately on the statement of operations, net of tax.

    The consolidated statement of condition at September 30, 2002, the consolidated statement of operations for the three and nine months ended September 30, 2002 and 2001 and the consolidated statement of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited and include all adjustments solely of a normal recurring nature which management believes are necessary for a fair presentation. Certain reclassifications have been made to prior year's financial statements for conformity with the current year's presentation. All significant intercompany transactions are eliminated in consolidation. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the expected results for the full year ending December 31, 2002. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable to the banking industry. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2001 Annual Report.

2.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                           For the three months       For the nine months
                                                                           ended September 30,        ended September 30,
                                                                        --------------------------------------------------------

                                                                            2002         2001          2002          2001
                                                                         ---------    ---------    ----------    ----------
                                                                                (In Thousands, except per share data)
Numerator:
----------
Income from continuing operations before cumulative effect of change
   in accounting principle ...........................................   $   8,490    $   5,600    $   25,293    $   14,400
Cumulative effect of change in accounting principle, net of  tax .....          --           --           703            --
                                                                         ---------    ---------    ----------    ----------
Income from continuing operations ....................................       8,490        5,600        25,996        14,400
Loss on wind-down of discontinued operations, net of tax .............        (563)          --          (563)           --
Income (loss) on discontinued operations of  businesses
   held for sale, net of tax .........................................         818          (97)          659          (471)
Gain on sale of United Asian Bank, net of tax ........................         737           --           737            --
                                                                         ---------    ---------    ----------    ----------
Net income ...........................................................   $   9,482    $   5,503    $   26,829    $   13,929
                                                                         =========    =========    ==========    ==========
Denominator:
------------
Denominator for basic earnings per share - weighted average shares ...       9,088        9,303         9,106         9,725
Employee stock options ...............................................         456          172           336            91
                                                                         ---------    ---------    ----------    ----------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise .......................................       9,544        9,475         9,442         9,816
                                                                         =========    =========    ==========    ==========

Earnings per share:
-------------------

Basic:
Income from continuing operations before cumulative effect of change
  in accounting principle ............................................   $    0.93    $    0.60    $     2.77    $     1.48
Cumulative effect of change in accounting principle, net of tax ......          --           --          0.08            --
                                                                         ---------    ---------    ----------    ----------
Income from continuing operations ....................................        0.93         0.60    $     2.85          1.48
Loss on wind-down of discontinued operations, net of tax .............       (0.06)          --         (0.06)           --
Income (loss) on discontinued operations of  businesses
  held for sale, net of tax ..........................................        0.09        (0.01)         0.08         (0.05)
Gain on sale of United Asian Bank, net of tax ........................        0.08           --          0.08            --
                                                                         ---------    ---------    ----------    ----------
Net income ...........................................................   $    1.04    $    0.59    $     2.95    $     1.43
                                                                         =========    =========    ==========    ==========

Diluted:
Income from continuing operations before cumulative effect of change
  in accounting principle ............................................   $    0.89    $    0.59    $     2.67    $     1.47
Cumulative effect of change in accounting principle, net of tax ......          --           --          0.08            --
                                                                                                                 ----------
Income from continuing operations ....................................        0.89         0.59          2.75          1.47
Loss on wind-down of discontinued operations, net of tax .............       (0.06)          --         (0.06)           --
Income (loss) on discontinued operations of  businesses
  held for sale, net of tax ..........................................        0.08        (0.01)         0.07         (0.05)
Gain on sale of United Asian Bank, net of tax ........................        0.08           --          0.08            --
                                                                         ---------    ---------    ----------    ----------
Net income ...........................................................   $    0.99    $    0.58    $     2.84    $     1.42
                                                                         =========    =========    ==========    ==========

Outstanding common stock equivalents having no dilutive effect .......          --          132            --           138

3.        Discontinued Operations of a Business Segment

         The operations of WSFS Credit Corporation (WCC) were discontinued in December 2000. Accordingly, the results of WCC's operations are treated as Discontinued Operations of a Business Segment, and shown separately from the results of continuing operations of the Corporation. WCC, which had 2,860 lease contracts and 1,206 loan contracts at September 30, 2002, no longer accepts new applications but continues to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of December 2004.

         In December 2000, the Corporation established a $6.2 million pretax reserve to absorb expected future net losses of WCC. As used vehicle values continued to deteriorate in 2001, $3.1 million was added to this reserve in December of 2001 for the expected losses in the business during its wind-down period. Actual residual losses for the first nine months of 2002 have been reasonably consistent with the Company's expectations at December 31, 2001.

         In addition, in the third quarter of 2002, an additional reserve for discontinued operations of $563,000 was established as a result of changes in estimates used to calculate WCC's deferred taxes.

         Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve is reevaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. At September 30, 2002, there were approximately $52 million of contract residuals outstanding for which management has estimated approximately $7.4 million in future losses. Management has inherently provided for these losses through a combination of expected operating results of WCC (excluding residual losses), reserves for residual losses and reserves for discontinued operations.

         The following chart presents the operating leases, loans and other assets of discontinued operations at September 30, 2002 and December 31, 2001:

                                                  At September 30,  At December 31,
                                                       2002               2001
                                                     --------           --------
                                                         (In Thousands)
 Vehicles under operating leases, net of reserves    $ 57,666           $102,288
 Loans ...........................................      9,091             16,131
 Other noncash assets ............................      1,639              3,241
 Less:
     Reserve for losses of discontinued operations      6,665              6,365
                                                     --------           --------

 Loans,  operating leases and other assets  of
   discontinued operations .......................   $ 61,731           $115,295
                                                     ========           ========


              The following table presents the net income from discontinued operations for the three and nine months ended September 30, 2002 and 2001:

                                 For the three months ended September 30,   For the nine months ended September 30,
                                 ----------------------------------------   ---------------------------------------
                                             2002       2001                           2002       2001
                                            -------    -------                        -------    -------
                                                                  (In Thousands)
Interest income .........................   $   223    $   444                        $   792    $ 1,493
Allocated interest expense (1) ..........       572      2,192                          1,974      7,790
                                            -------    -------                        -------    -------
Net interest expense ....................      (349)    (1,748)                        (1,182)    (6,297)
Loan and lease servicing fee income .....        72        (29)                           292        177
Rental income on operating leases, net ..       635      1,856                          1,860      6,841
Other income ............................         1          3                              7         13
                                            -------    -------                        -------    -------
  Net revenues ..........................       359         82                            977        734
  Other operating expenses ..............       380        403                            975      1,367
                                            -------    -------                        -------    -------
Income (loss) before taxes ..............       (21)      (321)                             2       (633)
(Credit) charge to reserve  for losses on
   discontinued operations ..............        21        456                             (2)       858
Income tax provision ....................       563        135                            563        225
                                            -------    -------                        -------    -------
Income from discontinued operations .....   $  (563)   $    --                        $  (563)   $    --
                                            =======    =======                        =======    =======


(1) Allocated interest expense for the three and nine months ended September 30, 2001 was based on the Company's annual average wholesale borrowings rate of 5.66% and 5.97%, respectively, which approximated a marginal funding cost of this business. Beginning in December 2001, the allocated interest expense is based on a direct matched-maturity funding of the net non-cash assets of discontinued operations. The average borrowing rate for the three and nine months ended September 30, 2002 was 2.97% and 2.82%, respectively.

4.         INVESTMENTS IN NON-WHOLLY-OWNED SUBSIDIARIES

         The  Corporation   consolidates  two   non-wholly-owned   subsidiaries,
CustomerOne Financial Network, Inc. (C1FN) and Wilmington Finance, Inc. (WF).

         C1FN provides direct-to-customer marketing, servicing and Internet development and technology management for branchless financial services. Since the fourth quarter of 1999, WSFS and C1FN have been engaged in a joint effort through a division of WSFS, Everbank, to provide branchless financial services on a national level. Consistent with the manner in which the segment is managed and operated, information in this report labelled "C1FN" generally represents the profoma combined results of C1FN and WSFS' Everbank Division (the C1FN/Everbank segment). WSFS originally invested $5.5 million, which through cumulative operating losses, has diminished to a book value of $1.5 million at September 30, 2002 including approximately $1 million in goodwill. At September 30, 2002, WSFS had a 28% ownership interest in C1FN but had a 51% controlling interest through a voting trust. Therefore, the results of C1FN were consolidated into WSFS. C1FN was charged a service fee by WSFS of $1.5 million and $2.5 million for the three months and nine months ended September 30, 2002, respectively, compared to $120,000 and $360,000 for the comparable periods in 2001. This service fee is partially eliminated in consolidation.

         In June 2002, WSFS entered into an agreement with a privately held holding company of a federally chartered savings bank for the sale of C1FN and related interests in WSFS' Everbank Division. On November 5, 2002, WSFS completed the sale of its interest in C1FN/Everbank. See Notes 9 and 10 to the financial statements for further discussion.

         WF is a 51% owned subsidiary of WSFS and began operations in December 1999. At September 30, 2002, WSFS held warrants to purchase an additional 14% ownership interest in WF for $855,000. WF is a mortgage banker generally dealing in higher-grade subprime loans. WF solicits and originates its loans primarily as a result of referrals through independent mortgage brokers, although direct-to-consumer originations accounted for 6.4% and 5.8% of total originations for the three and nine months ended September 30, 2002, respectively, compared to 3.05% and 5.25% for the respective periods in 2001. WF originates all loans and sells its originations to investors, typically well known regional banks or national finance companies, on a whole loan, servicing-released basis for cash premiums only (no securitizations). Mortgage loans are sold with very limited recourse beyond the standard market representations and warranties.

         WF has a centralized secondary market function which analyzes the product needs of the various end investors, consolidates the investors' underwriting guidelines into the product parameters that WF offers to its brokers and ultimately sells WF's originations to the end investors. Between the time loans are originated and sold, they are warehoused on WF's balance sheet. WSFS provides temporary financing for the loans through a warehouse line of credit with an adjustable rate generally based on the one-month FHLB Advance rate plus a margin. This line of credit is limited to $135 million but can increase to $200 million on a temporary basis. At September 30, 2002, $ 141.2 million was outstanding on this line. The average age of unsold loans at September 30, 2002 was 10 days compared to 11 days at September 30, 2001. The percentage of loans in the warehouse that were 45 days old or greater were 3% at September 30, 2002 and 0.8% at September 30, 2001. WF's total assets at September 30, 2002 and 2001 were $166 million and $52 million, respectively. For the three and nine months ended September 30, 2002, WF added $3.4 million and $7.2 million, respectively, to the net income of the Corporation, compared to $720,000 and $1.7 million for the respective periods in 2001. At September 30, 2002, WSFS also held $3.0 million in preferred stock of WF. WSFS purchased $1.95 million of WF loans during the nine months ended September 30, 2002, as compared to $22.9 million for the same period in 2001. See Note 10 of the financial statements for a discussion of subsequent events.

         The following table provides certain additional WF production and sales statistics for the periods indicated:

                                     For the Three Months Ended September 30,      For the Nine Months Ended September 30,
                                     ----------------------------------------      ---------------------------------------
                                               2002            2001                          2002            2001
                                           ----------      ----------                   ------------      ----------
                                                                  (Dollars in Thousands)
Origination Dollars                        $  486,845      $  150,363                   $  1,126,840      $  369,694
Origination Units                               3,636            1259                          8,892            3054
Average mortgage balance                   $      133      $      119                   $        127      $      121
Weighted average note rate                       7.95 %          8.80 %                         8.28 %          8.78 %
Weighted average CLTV 1                            84 %            82 %                           83 %            81 %
Weighted average credit score                     633             639                            645             632
Percentage of second liens                          6 %             9 %                            7 %             8 %
Sales                                       $ 433,444      $  142,268                   $  1,062,623      $  347,710
Sales margin                                     4.51 %          3.94 %                         4.21 %          3.87 %
Average days of loan in warehouse                  24              29                             25              30


1 Combined Loan-To-Value represents the mortgage amount plus any senior liens (or junior liens if also originated by WF) divided by the appraised value of the property.

         On November 7, 2002, WSFS announced that a definitive agreement was signed with American General Finance, Inc. for the sale of WF. See Note 10 for further discussion.

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

         Prior to July 1, 2002 the fair market value (FMV), which at inception was equal to the cost, had two components: the intrinsic value and the time value of the option. The cap was marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included in a separate component of other comprehensive income and changes in the time value of the option included directly in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, was expensed in the period in which ineffectiveness is determined. It has been determined that the hedge is highly effective and can reasonably be expected to remain so.

         On July 1, 2002, as a result of a change in the guidance from the Financial Accounting Standards Board, the Corporation dedesignated the original cash flow hedge and redesignated the interest rate cap so that the entire change in the market value of the cap is included in other comprehensive income. On July 1, 2002, $29,000, which represented the intrinsic value of the dedesignated cap, remained in other comprehensive income. This amount will be amortized straight line into interest expense over the remaining life of the cap. As part of redesignating the new cash flow hedge, the method of assessing effectiveness was changed to be based on the total changes in the interest rate cap's cash flows, and not just the changes in intrinsic value, as was the basis of assessing effectiveness under the dedesignated hedging relationship. As a result of the change in the methodology for assessing effectiveness, the hedging relationship is considered to be perfectly effective and can reasonably be expected to remain so. Therefore, all of the changes in the interest rate cap's fair value are recorded in other comprehensive income.

         On July 1, 2002, which was the inception of the redesignated hedging relationship, the fair value of the interest rate cap, (which consists of multiple "caplets"), was $1.6 million and this amount was allocated to the respective "caplets" on a fair value basis. The change in each "caplet's" respective allocated fair value amount is reclassified out of other comprehensive income and into interest expense when each of the quarterly interest payments are made on the trust preferred debt. No amount was transferred into interest expense during the third quarter of 2002 since the related "caplet" had a FMV of zero allocated to it. The redesignation of the cash flow hedge provides a more systematic method for amortizing the cost of the cap against earnings.

         Management is not aware of any events that would result in the reclassification into earnings of gains and losses that are currently reported in accumulated other comprehensive income except for those discussed above. The fair value is estimated using a standard option model.

         Everbank enters into short-term forward exchange contracts to provide an effective fair value hedge on the foreign currency denominated deposits from fluctuations that may occur in world currency markets. At September 30, 2002 and 2001, Everbank had entered into such contracts with notional amounts of $113.3 million and $56.6 million, respectively. During the Nine months ended September 30, 2002 and 2001, the expense associated with these hedging contracts was almost entirely offset by changes in the fair value of the world currency denominated deposits. There was no material impact on other income.

     The following depicts the change in fair market value of the Company's derivatives:

                                                            2002                                     2001
                                            --------------------------------------    ----------------------------------------
                                               At                          At            At
                                            January 1,     Change    September 30,    January 1,    Change       September 30,
                                            ----------     ------    -------------    ----------    ------       -------------
                                                                     (In Thousands)
       Interest Rate Cap:
       ------------------

       Intrinsic value - dedesignated cap    $    589     $   (589)    $     --        $   193     $   (190)      $      3 (1)
       Time value - dedesignated cap....        1,945       (1,945)          --          1,804         (259)(2)      1,545
       Redesignated cap..................          --          835          835(1)          --           --             --
                                             -------      -------      --------        -------     --------       --------
       Total.............................    $ 2,534      $ (1,699)     $   835        $ 1,997     $   (449)      $  1,548
                                             =======      =======      ========        =======     ========       ========

       Foreign Exchange Contracts
       --------------------------

       Time Value..................          $  (395)     $    1,666    $  1,271       $ 1,385     $  (1,003)     $    382
                                             =======      ==========    ========       =======     =========      ========

(1)  Included in other comprehensive income, net of taxes.
(2)  Included  in  interest   expense  on  the  hedged  item  (trust   preferred
     borrowings).


6.       COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130:

                                                       For the three months             For the nine months
                                                       ended September 30,              ended September 30,
                                                      ---------------------             ---------------------
                                                        2002        2001                  2002        2001
                                                      --------    --------              --------    --------

Net income ........................................   $  9,482    $  5,503              $ 26,829    $ 13,929

Other Comprehensive Income:

Net unrealized holding (losses) gains on securities
    available-for-sale arising during the period,
    net of taxes ..................................       (443)      1,569                  (270)      3,443

Net unrealized  holding losses arising during the
    period on derivatives used for cash flow hedge,
    net of taxes ..................................       (559)       (535)                 (913)       (124)

Reclassification adjustment for gains included in
     net income, net of taxes .....................     (1,025)         --                (1,039)         --
                                                      --------    --------              --------    --------

Total comprehensive income ........................   $  7,455    $  6,537              $ 24,607    $ 17,248
                                                      ========    ========              ========    ========


7.   TAXES ON INCOME

         The Corporation accounts for income taxes in accordance with SFAS No. 109, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has assessed valuation allowances on the deferred income taxes due to, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.

         On  August  16,  2002  the  Internal  Revenue  Service   concluded  the
examination of the Corporation's federal income tax returns for the years through December 31, 2000. The income tax provision for the three and nine months ended September 30, 2002, was reduced by $894,000 primarily as a result of the favorable resolution.

8.  SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation had two operating segments during the three and nine months ended September 30, 2002 and 2001: WSFS and WF. WF is not wholly-owned, but is a majority-controlled subsidiary. As a majority-controlled subsidiary, it is included in consolidated financial statements, including segment reporting. Generally, reportable segments are business units that are managed separately, operate under different regulations and offer different services to distinct customer bases. The Corporation evaluates performance based on pretax ordinary income and allocates resources based on these results.

         The WSFS segment provides financial products to consumer and commercial customers within its geographical footprint through its branch network. WF, a 51% owned subsidiary, is engaged in sub-prime home equity mortgage banking. WF conducts activity on a national level and aggregates loans primarily through brokers and sells them to investors. Because C1FN is classified as a business held-for-sale, it is no longer considered a segment. For a further discussion of C1FN, see Notes 9 and 10 of the financial statements. For a further discussion of WF, see Note 10 of the financial statements.

         Segment information for the three and nine months ended September 30, 2002 follows:

                                                               For the three months ended September 30,
                                            --------------------------------------------------------------------------
                                                              2002                                2001
                                            ------------------------------------  ------------------------------------
                                                                           (In Thousands)

                                                 WSFS          WF        Total         WSFS        WF         Total
                                                 ----          --        -----         ----        --         -----
External customer revenues:
     Interest income                          $ 22,304      $ 2,513   $  24,817     $ 26,090    $ 1,022    $   27,112
     Other income                                5,958       19,509      25,467        5,262      5,599        10,861
                                              ---------     --------  ----------    ---------   --------   -----------
Total external customer revenues                28,262       22,022      50,284       31,352      6,621        37,973
                                              ---------     --------  ----------    ---------   --------   -----------
Intersegment revenues:
     Interest income                               874            7         881          526          7           533
     Other income                                    -           34          34            -          -             -
                                              ---------     --------  ----------    ---------   --------   -----------
Total Intersegment revenues                        874           41         915          526          7           533
                                              ---------     --------  ----------    ---------   --------   -----------

Total revenue                                   29,136       22,063      51,199       31,878      6,628        38,506

External customer expenses:
     Interest expense                            8,918            -       8,918       12,494          -        12,494
     Other expenses                             11,980       10,248      22,228       11,322      4,008        15,330
     Other depreciation and amortization           928          180       1,108          778         92           870
                                              ---------     --------  ----------    ---------   --------   -----------
Total external customer expenses                21,826       10,428      32,254       24,594      4,100        28,694
                                              ---------     --------  ----------    ---------   --------   -----------

Intersegment expenses:
     Interest expense                                7          874         881            7        526           533
     Other expenses                                 34            -          34            -          -             -
                                              ---------     --------  ----------    ---------   --------   -----------
Total Intersegment expenses                         41          874         915            7        526           533

Total expenses                                  21,867       11,302      33,169       24,601      4,626        29,227
                                              ---------     --------  ----------    ---------   --------   -----------
Income from continuing operations before
minority interest and taxes                   $  7,269      $10,761   $  18,030     $  7,277    $ 2,002    $    9,279
                                              ---------     --------  ----------    ---------   --------   -----------

Less minority interest                                                    5,273                                   802

Income tax provision                                                      4,267                                 2,877

Loss on wind-down of discontinued                                          (563)                                    -
operations, net of tax

Income (loss) on discontinued operations                                    818                                   (97)
of business held-for-sale, net of tax

Gain on sale of United Asian Bank, net of tax                               737                                     -
                                                                      ----------                           -----------
Consolidated net income                                               $   9,482                            $    5,503
                                                                      ==========                           ===========

                                                       For nine months ended September 30,
                                      -----------------------------------------------------------------------
                                                     2002                                2001
                                      ----------------------------------- -----------------------------------
                                                                  (In Thousands)
                                         WSFS          WF       Total          WSFS        WF        Total
                                         ----          --       -----          ----        --        -----
External customer revenues:
     Interest income                    $ 74,652    $ 6,240    $ 80,892       $ 77,615   $ 2,423    $ 80,038
     Other income                         16,722     44,824      61,546         14,682    12,948      27,630
                                       ---------   --------   ---------      ---------   -------    --------
Total external customer revenues          91,374     51,064     142,438         92,297    15,371     107,668
                                       ---------   --------   ---------      ---------   -------    --------

Intersegment revenues:
     Interest income                       2,081         18       2,099          1,477        43       1,520
     Other income                              -        112         112              -       320         320
                                       ---------   --------   ---------      ---------   -------    --------
Total intersegment revenues                2,081        130       2,211          1,477       363       1,840
                                       ---------   --------   ---------      ---------   -------    --------
Total revenue                             93,455     51,194     144,649         93,774    15,734     109,508

External customer expenses:
     Interest expense                     27,128          -      27,128         37,709         -      37,709
     Other expenses                       35,768     25,542      61,310         34,534    10,345      44,879
     Other depreciation and
       amortization                        2,689        468       3,157          2,647       236       2,883
                                       ---------   --------   ---------      ---------   -------    --------
Total external customer expenses          65,585     26,010      91,595         74,890    10,581      85,471
                                       ---------   --------   ---------      ---------   -------    --------

Intersegment expenses:
     Interest expense                         18      2,081       2,099             43     1,477       1,520
     Other expenses                          112          -         112            320         -         320
                                       ---------   --------   ---------      ---------   -------    --------
Total intersegment expenses                  130      2,081       2,211            363     1,477       1,840
                                       ---------   --------   ---------      ---------   -------    --------

Total expenses                            65,715     28,091      93,806         75,253    12,058      87,311

Income from continuing operations
  before minority interest, taxes and
  cumulative effect of change in
  accounting principle                 $  27,740   $ 23,103   $  50,843      $  18,521   $ 3,676    $ 22,197
                                       ---------   --------   ---------      ---------   -------    --------

Less minority interest                                           11,321                                  802
Income tax provision                                             14,229                                6,995
Cumulative effect of change in accounting
 principle, net of tax                                              703                                    -
Loss on  wind-down of discontinued                                 (563)                                   -
operations, net of tax
Income (loss) from discontinued
  operations of business held for
  sale, net of tax                                                  659                                 (471)
Gain on Sale of United Asian Bank,
  net of tax                                                        737                                    -
                                                              ---------                             --------
Consolidated net income                                       $  26,829                             $ 13,929
                                                              =========                             ========


--------------------------------------------------------------------------------------------------------------

                                            At September 30, 2002                At September 30, 2001
                                       ---------------------------------   -----------------------------------
                                                                   (In Thousands)
                                           WSFS           WF        Total          WSFS(1)         WF         Total
                                           ----           --        -----          ----            --         -----

Mortgage backed securities             $  156,699     $       -  $  156,699      $  144,693      $      -   $  144,693

Investments of businesses held for     $  317,591     $       -  $  317,591      $  265,776      $      -   $  265,776

Segment Assets                         $1,975,705     $ 165,972  $2,141,677      $1,868,254      $ 52,162   $1,920,416
Elimination intersegment receivables                               (160,215)                                   (57,250)
                                                                 ----------
Consolidated assets                                              $1,981,462                                 $1,863,166
                                                                 ==========                                 ==========

Total deposits                         $1,208,280     $       -  $1,208,280      $1,152,289      $      -   $1,152,289

Segment liabilities                    $1,851,282     $ 148,539  $1,999,821      $1,908,420      $ 48,742   $1,957,162

Elimination intersegment liabilities                               (149,676)                                  (196,188)
                                                                 ----------                                 ----------
Consolidated liabilities                                         $1,850,145                                 $1,760,974
                                                                 ==========                                 ==========

Capital expenditures                   $    1,830     $   1,024  $    2,854      $    1,680      $    436   $    2,116


(1) For comparative purposes, the 2001 balances for C1FN have been included in WSFS.

9.       BUSINESSES HELD FOR SALE

         In June 2002, agreements were signed with a privately-held holding company of a federally chartered savings bank for the sale of C1FN and related interests in WSFS' Everbank Division. Consistent with the manner in which the segment is managed and operated, information in this report labelled "C1FN" generally represents the profoma combined results of C1FN and WSFS' Everbank Division (the C1FN/Everbank segment).

         Everbank was started with C1FN in the fourth quarter of 1999 as a joint initiative in internet and branchless banking. Under the terms of its management agreement with WSFS, C1FN had the right to acquire the deposits and business of Everbank if C1FN obtained its own depository institution charter. In April 2002, C1FN concluded that it was likely that sufficient capital could not be raised on a timely basis and withdrew its application to the Office of Thrift Supervision
(OTS) for a separate thrift charter. In June 2002, the above agreements of sale were signed. On November 5, 2002, WSFS completed the sale of C1FN/Everbank. See
Note 10 of the financial statements for a further discussion.

         In addition, in June 2002, WSFS signed an agreement for the sale of its United Asian Bank Division (UAB). UAB was started in April 2000 as a single branch to serve the Korean and Asian communities of Elkins Park, Pennsylvania and the surrounding area. The sale, which was completed in September of 2002 and resulted in an after tax gain of $737,000, included $8.6 million in deposits and $15.8 million in loans in addition to branch fixed assets and the lease obligations.

         These transactions are consistent with recent strategic actions of WSFS to simplify its operations and better focus resources and capital on WSFS' core bank.

         In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the major classes of assets and liabilities of C1FN/Everbank are presented separately on the statement of condition as of September 30,2002. Gains/losses from these businesses have been presented as gains/losses of businesses held-for-sale, and presented separately for all periods. The gain on the sale of UAB is presented separately on the statement of operations, net of tax. The average balance sheet is presented with total assets and liabilities of businesses held-for sale displayed separately.


      The following table presents the net income from businesses held-for-sale for the three and nine months ended September 30, 2002 and 2001:


                                   For the Three Months Ended  September  30, 2002   For the Three Months Ended  September  30, 2001
                                   -----------------------------------------------   -----------------------------------------------
                                              C1FN       UAB   Consolidated                   C1FN        UAB   Consolidated
                                            -------    ------- ------------                  -------    ------- ------------
                                                                          (In Thousands)
Interest income .........................   $ 2,225    $   330    $ 2,555                    $ 3,686    $   250    $ 3,936
Interest expense ........................     1,549         22      1,571                      2,462         42      2,504
                                            -------    -------    -------                    -------    -------    -------
  Net interest income ...................       676        308        984                      1,224        208      1,432
Provision for loan losses ...............        90         18        108                        119        (50)        69
                                            -------    -------    -------                    -------    -------    -------
Net interest income after provision for
    loan losses .........................       586        290        876                      1,105        258      1,363
Other income ............................     2,999          8      3,007                        814         37        851
Other expenses ..........................     2,841        334      3,175                      2,754        312      3,066
                                            -------    -------    -------                    -------    -------    -------
Income before minority interest and taxes       744        (36)       708                       (835)       (17)      (852)
Minority interest .......................      (622)        --       (622)                      (685)      --         (685)
                                            -------    -------    -------                    -------    -------    -------
Income before taxes .....................     1,366        (36)     1,330                       (150)       (17)      (167)
Tax expense (benefit) ...................       526        (14)       512                        (63)        (7)       (70)
                                            -------    -------    -------                    -------    -------    -------
Net income ..............................   $   840    $   (22)   $   818                    $   (87)   $   (10)   $   (97)
                                            =======    =======    =======                    =======    =======    =======


                                    For the Nine Months  Ended  September  30, 2002   For the Nine Months Ended  September  30, 2001
                                             --------------------------------------   ----------------------------------------------
                                               C1FN      UAB      Consolidated               C1FN         UAB    Consolidated
                                            --------- ----------  ------------            ---------    --------  ------------
                                                                            (In Thousands)
Interest income .........................   $  8,022    $    949    $  8,971               $ 10,985    $    658    $ 11,643
Interest expense ........................      4,315          86       4,401                  7,733         143       7,876
                                            --------    --------    --------               --------    --------    --------
  Net interest income ...................      3,707         863       4,570                  3,252         515       3,767
Provision for loan losses ...............        197          57         254                    213           8         221
                                            --------    --------    --------               --------    --------    --------
Net interest income after provision for
    loan losses .........................      3,510         806       4,316                  3,039         507       3,546
Other income ............................      5,255          51       5,306                  2,100          81       2,181
Other expenses ..........................      9,810       1,059      10,869                  7,846         858       8,704
                                            --------    --------    --------               --------    --------    --------
Income before minority interest and taxes     (1,045)       (202)     (1,247)                (2,707)       (270)     (2,977)
Minority interest .......................     (2,314)         --      (2,314)                (2,184)         --      (2,184)
                                            --------    --------    --------               --------    --------    --------
Income before taxes .....................      1,269        (202)      1,067                   (523)       (270)       (793)
Tax expense (benefit) ...................        488         (80)        408                   (214)       (108)       (322)
                                            --------    --------    --------               --------    --------    --------
Net income ..............................   $    781    $   (122)   $    659               $   (309)   $   (162)   $   (471)
                                            ========    ========    ========               ========    ========    ========


10.      SUBSEQUENT EVENTS

         On November 5, 2002, WSFS completed the previously announced sale of its C1FN/Everbank branchless national banking segment to Alliance Capital Partners, Inc., the privately-held parent company of First Alliance Bank, a federally chartered savings bank.

         This transaction included total assets of $342.8 million, of which $14.2 million were loans. Deposits were $340.1 million. As anticipated, WSFS expects to record a modest gain in the fourth quarter 2002 related to the operation and sale of this segment.

         In addition, on November 7, 2002, WSFS announced that a definitive agreement has been signed with American General Finance, Inc. for the sale of WSFS' majority-owned subsidiary, Wilmington Finance, Inc.

         The sale price is based on a premium to book value at closing. WSFS expects its share of the total transaction proceeds to be approximately $78 million. WSFS expects to recognize a gain on the sale of approximately $42 million after tax, or $4.40 per WSFS share. At September 30, 2002 WF had assets of approximately $166 million, consisting primarily of mortgage loans held-for-sale. Over the 12 months ended September 30, 2002 WSFS has recognized $8.1 million, or $0.86 per WSFS share as its portion of the profitability of WF.

         The WF transaction is expected to close in early 2003 and is subject to customary closing conditions. Since the sale came as the result of an unsolicited offer, WF was not classified as a business held-for-sale.

ITEM 2.  WSFS FINANCIAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the
Corporation's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank, which was formerly chartered as a state mutual savings bank, WSFS enjoys broader revenue powers than most savings banks. WSFS has served the residents of the Delaware Valley for 170 years. WSFS is the largest thrift institution headquartered in Delaware and among the four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The long-term goal of the Corporation is to maintain its high-performing financial services company status by focusing on its core banking business while occasionally developing profitable niches in highly-synergistic businesses that have a strategic fit.


         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as cash management services. Lending activities are funded primarily with retail deposit services and borrowings. At September 30, 2002 there were 21 retail banking offices located in northern Delaware and southeastern Pennsylvania through which WSFS conducted banking operations. In January 2002, for strategic reasons, WSFS transferred five in-store branch offices that were outside of its core footprint to another financial institution. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC).

         The Corporation has two consolidated subsidiaries, WSFS and WSFS Capital Trust I, and no unconsolidated subsidiaries or off-balance sheet entities. Fully-owned subsidiaries of WSFS include WSFS Credit Corporation
(WCC), which was engaged primarily in indirect motor vehicle leasing; WSFS Investment Group, Inc., which markets various third party insurance products and securities through the WSFS' branch system and WSFS REIT, which is currently inactive. In addition to the wholly-owned subsidiaries, the Corporation consolidates two non-wholly-owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington Finance, Inc. (WF). See Notes 4 and 10 of the financial statements for a further discussion.

         As reported previously, WSFS continues its strategy to refocus its capital and resources on its core community banking operation, primarily in the Delaware market. As a result, Management regularly reviews business investments and asset portfolios to determine whether continued investment in those lines of business or assets are in the best interest of WSFS and its stockholders. As a result of such reviews in the recent past, the Corporation has discontinued the operations of its indirect automobile finance business (WSFS Credit Corporation), exited non-core branches in Pennsylvania sold the C1FN/Everbank national branchless banking segment, and on November 7, 2002, entered into an agreement to sell its mortgage banking subsidiary, Wilmington Finance, Inc. As part of this strategic focus, management continues to review investments in various businesses, operating lines, and assets, and may determine to exit or sell interest in such businesses, operating lines and assets. Such sales, if they were to occur, may result in WSFS incurring losses or gains, which may be material in amount.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

      Total assets increased $67.5 million during the first nine months of 2002 to $2.0 billion at September 30, 2002. The majority of this growth occurred in cash and investments, including investments of businesses held-for-sale, which grew $76.1 million during the year. In addition, loans held-for-sale increased $63.4 million during the nine months ended September 30, 2002, resulting from an increase in loan originations at the Corporations mortgage banking subsidiary, Wilmington National, Inc. These increases were partially offset by decreases of $53.6 million in operating leases, loans and other assets of discontinued operations, due to run-off in the WCC loan and lease portfolios. In addition, $15.8 million of loans were sold as part of the UAB Sale.

    Total liabilities increased $42.0 million between December 31, 2001 and September 30, 2002, to $1.9 billion. Deposits (including deposits of business held-for-sale) increased $62.2 million during the first nine months of 2002, net of the $8.5 million decline resulting from the sale of UAB. Partially offsetting this increase was the maturity of $8.3 million in brokered deposits.

Capital Resources

    Stockholders' equity increased $22.2 million between December 31, 2001 and September 30, 2002. This increase reflects net income of $26.8 million for the first nine months of 2002, partially offset by the purchase of 73,100 shares of treasury stock for $1.4 million ($19.38 per share average). At September 30, 2002, the Corporation held 5,745,269 shares of its common stock in its treasury at a cost of $71.7 million. In addition, the Corporation declared cash dividends totaling $1.3 million during the nine months ended September 30, 2002. The increase in stockholders' equity was also partially offset by a decline of $2.2 million in other comprehensive income resulting primarily from the sale of mortgage-backed securities and the decline in the fair value of the interest rate cap.

    Below is a table presenting the Bank's consolidated capital position relative to the minimum regulatory requirements as of September 30, 2002 (dollars in thousands):

                                                                                                    To be Well-Capitalized
                                                   Consolidated               For Capital           Under Prompt Corrective
                                                   Bank Capital             Adequacy Purposes         Action Provisions
                                           --------------------------     ----------------------   --------------------------
                                                              % of                       % of                      % of
                                              Amount          Assets        Amount      Assets        Amount      Assets
                                              ------         --------       ------     ---------     --------    --------

Total Capital
  (to Risk-Weighted Assets) ........         $183,066          14.16%      $103,413       8.00%      $129,267      10.00%
Core Capital (to Adjusted
  Tangible Assets)..................          172,560           8.66         79,690       4.00         99,612       5.00
Tangible Capital (to Tangible
  Assets) ..........................          172,560           8.66         29,884       1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          172,560          13.35          N/A          N/A         77,560       6.00


         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 2002 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

    Liquidity

    The OTS requires institutions such as WSFS to maintain adequate liquidity to assure safe and sound operation. At September 30, 2002, WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 18.4% compared to 10.8% at December 31, 2001. Liquidity was higher than usual at December 31, 2001 as a result of prefunding certain borrowings for January 2002. The September 30, 2002 liquidity was unusually high due to the sale of mortgage-backed securities at Everbank and the subsequent investment in short-term notes and increased deposits at banks. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary financing sources are deposits, repayments of loans and investment securities, sales of loans, borrowings and net earnings. In addition, the Corporation's liquidity needs can be met through the use of its borrowing capacity from the FHLB of Pittsburgh, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes all these sources are sufficient to maintain the required and prudent levels of liquidity.

INVESTMENT IN REVERSE MORTGAGES

         Reverse mortgage loans are contracts that require the lender to make monthly advances throughout the borrower's life or until the borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Because reverse mortgages are nonrecourse obligations, the loan repayments are generally limited to the sale proceeds of the borrower's residence, and the mortgage balance consists of cash advanced, interest compounded over the life of the loan and a premium which represents a portion of the shared appreciation in the home's value, if any, or a percentage of the value of the residence.

         The Corporation had a net investment in reverse mortgages of $33.0 million at September 30, 2002. The Corporation accounts for its investment in reverse mortgages in accordance with the October 1, 1992 Securities and Exchange Commission staff memorandum entitled "Accounting for Pools of Uninsured Residential Real Estate Contracts." The memorandum requires grouping individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. The Corporation's investment in reverse mortgages is grouped into two pools based on geography and origination date (the "1993 Pool" and the "1994 Pool"). In computing the effective yield of each, the Corporation must project cash flows of the pool using actuarial projections of the life expectancy of the individual contract holders, other estimates of timing of cash flows and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash flows of each pool of reverse mortgages. The effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Because of this quasi-market-value-based accounting, the recorded value of reverse mortgage assets include significant risk associated with both estimations and real estate market conditions, and therefore income can vary significantly from reporting period to reporting period.

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

         Based on the estimate of the future net cash flows as of the third quarter, a charge of $0.2 million against interest income was recognized (cumulative "catch up" adjustment.) This was due to the actual cash flow experience as well as slower repayment rates (death and moveout) than previously predicted by the Corporation's cash flow model. In the third quarter the Corporation made no changes to the assumptions regarding future repayment rates, future home appreciation rates, and collection times. The yield for the third quarter of 2002 was 23%, reasonably consistent with previous expectations of the long term yield on the portfolio.

         As discussed, the book value of reverse mortgages is sensitive to a number of factors including the Corporation's estimate of the following key variables:

o        Current Collateral Value
o        Future Collateral Appreciation Rate
o        Repayment Rate
o        Collection Time

         Listed below is a discussion of each factor impacting future cash flow estimates, noting current assumptions, historical experience and, where appropriate, management's best estimate of the sensitivity of the value to a change in the assumption. Indications of sensitivity are presented in tabular form. The market value sensitivities to combined changes in the assumptions listed below may not necessarily be additive due to the interdependency of the variables. The data provided in the tables are not meant to capture the full range of possibilities of changes in value given changes in assumptions. Also, these sensitivities may not have a linear extrapolation beyond the sensitivities provided. Sensitivity tables provided herein are based on the Corporation's internal models and, as such, are subject to risks associated with internally generated models. Finally, any summation of value may not be indicative of the value that could be obtained in a sale between a willing buyer and seller.

         Current Collateral Value Estimates

         To assess the current market value of the collateral as of the reporting date, the Corporation utilizes an "18-month look-back" approach, which calculates the compounded annualized appreciation rates since origination on the homes that were actually sold and collected during the previous 18-month period. This rate is used as a proxy for, and is applied to the remaining houses in the pool. The most recent 18-month look-back calculated a 3.06% compounded annual growth rate of appreciation for the 1994 Pool and a 1.82% compounded annual growth rate of appreciation for 1993 Pool. The Corporation has experienced a substantial improvement over the last few quarters in the estimate of current collateral values from the "18-month look-back" approach as a result of the recent strong residential housing market. In the third quarter, the Company performed drive-by appraisals on reverse mortgage collateral. The results suggest current collateral values which, in aggregate, may be significantly in excess of the "18-month look back" method. However, in its internal modeling, WSFS continues to use the "18-month look back" method for consistency and because WSFS has no empirical data to evaluate the accuracy of the drive-by appraisals. The following table illustrates the proforma pre-tax change to the carrying value of the reverse mortgages when the estimate of collateral values at September 30, 2002 is adjusted by the noted percentages.




                                           Proforma Adjustment to
                                       Reverse Mortgage Carrying Value
    Change in Current          ------------------------------------------------
    Collateral Values            1993 Pool        1994 Pool          Total
------------------------------ -------------- ------------------ --------------
                                            (Dollars in Millions)

           -3%                    $ (.4)              $(.6)         $(1.0)
           -2%                      (.3)               (.4)           (.7)
           -1%                      (.2)               (.2)           (.4)
           +1%                       .2                 .2             .4
           +2%                       .3                 .4             .7
           +3%                       .4                 .6            1.0
          +10%                      1.5                2.0            3.5



         Future Collateral Appreciation Rate Estimates

         To estimate future home appreciation rates, third party macroeconomic forecasting firms are utilized in addition to the Corporation's own historical experience relative to the overall market. Over the long term, the Corporation estimates that the 1994 Pool will appreciate at approximately 1% per year and the 1993 Pool at 0% per year. In the short term, the

Corporation uses assessments of the economic factors that influence housing prices to determine appreciation rates. Based on current economic factors and outside forecasting sources, the Corporation is currently forecasting no (0%) appreciation in the first year forward, a market value decline in year 2 of 5%, and a market value decline in year 3 of 3% for both pools. The following table shows the proforma adjustments to carrying value when applying a parallel shift to the current appreciation rate estimates in all future years.



                                             Proforma Adjustment to
                                          Reverse Mortgage Carrying Value
     Change in Annual            -----------------------------------------------
     Appreciation Rates           1993 Pool        1994 Pool          Total
-------------------------------- ------------- ------------------ --------------
                                              (Dollars in Millions)

             -3%                      $ (2.3)            $ (2.0)         $ (4.3)
             -2%                        (1.5)              (1.4)           (2.9)
             -1%                         (.8)               (.7)           (1.5)
             +1%                          .8                 .7             1.5
             +2%                         1.7                1.4             3.1
             +3%                         2.5                2.2             4.7



         Repayment Rate Estimates

         Repayment rates are a combination of mortality rates and mobility (moveout) rates and together constitute loan "maturity events." For mortality rates the Corporation uses 85% of the 1980 U.S. Census Bureau mortality tables based on the ages of homeowners in the portfolio. For mobility rates, the Corporation uses its historical experience. The Corporation's recent historical experience (average of last 5 years' experience) indicates a 12.9% total annual repayment rate for the 1993 pool and 11.8% total annual repayment rate for the 1994 pool. Based on this experience the Corporation estimates future repayment rates of 13% and 11.5%, respectively. A given change in the annual estimated repayment rate would result in an adjustment to the carrying value as follows:


                                    Proforma Adjustment to
                                Reverse Mortgage Carrying Value
   Change in Annual     ------------------------------------------------
   Repayment Rate        1993 Pool        1994 Pool          Total
 ---------------------- ------------- ------------------ ---------------
                                     (Dollars in Millions)

         -3%                  $ (1.7)            $ (4.4)         $ (6.1)
         -2%                    (1.1)              (2.9)           (4.0)
         -1%                     (.5)              (1.4)           (1.9)
         +1%                      .5                1.4             1.9
         +2%                     1.0                2.6             3.6
         +3%                     1.5                3.9             5.4

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


                                           Proforma Adjustment to
                                          Reverse Mortgage Carrying Value
          Change in               ----------------------------------------------
        Collection Time            1993 Pool        1994 Pool          Total
 -------------------------------- ------------- ------------------ -------------
                                               (Dollars in Millions)

     Unfavorable 3 Months               $ (.3)            $ (1.8)       $ (2.1)
     Unfavorable 2 Months                 (.2)              (1.2)         (1.4)
      Unfavorable 1 Month                 (.1)               (.6)          (.7)
       Favorable 1 Month                   .1                 .6            .7
      Favorable 2 Months                   .2                1.3           1.5
      Favorable 3 Months                   .4                2.0           2.4


         Portfolio Cash Flows and Carrying Value

         In addition to the above Corporation estimated variables, the current book value of reverse mortgages is sensitive to the assumed discount rate applied to expected future cash flows estimated from the reverse mortgage portfolios. The SEC prescribed accounting requires the book value of the portfolio to be determined by discounting all future cash flow estimates by the internal rate of return (or "Effective Yield") to be generated by the portfolio (and taking into account both past actual and future estimated portfolio cash flows). The annualized Effective Yield for the three months ended September 30, 2002 on the 1993 Pool is 8.34%, while the annualized Effective Yield on the 1994 Pool is 35.12%. The weighted average yield is approximately 23% and is, by definition, the expected long-term yield on the portfolio.

         Based on the Corporation's current estimates of Current Collateral Value, Future Collateral Appreciation Rates, Repayment Rates and Collection Times, the Corporation's cash flow model projects the following net cash flows to result from its reverse mortgage portfolios in the periods identified.


                                                           Net Inflows
                                           -------------------------------------

                                           1993 Pool        1994 Pool      Total
                                           ---------        ---------      -----
                                                    (Dollars in Millions)
  Three months ending December 31, 2002     $  1.0          $   1.2      $  3.2
  2003.........................                3.3              6.0         9.3
  2004........................                 2.3              7.2         9.5
  2005........................                 2.1              6.6         8.7
  2006.........................                1.9              6.3         8.2
  2007-2011....................                7.7             26.5        34.2
  2012-2016....................                4.4             17.4        21.8
  2017-2021....................                1.9              8.9        10.8
  Thereafter...................                 .7              4.7         5.4

         The following table depicts the addition to (reduction of) the $33 million reverse mortgage carrying value at September 30, 2002 that would result were the expected cash flows estimated from the Corporation's reverse mortgage portfolios (above) discounted to the present value at discount rates other than the SEC prescribed methodology. Market indications of a discount rate on similar instruments written more recently are estimated to be around 5%.

                                       Proforma Adjustment to
                                   Reverse Mortgage Carrying Value
    Assumed                ------------------------------------------------
  Discount Rate             1993 Pool        1994 Pool          Total
-------------------------- ------------- ------------------ ---------------
                                        (Dollars in Millions)

       25%                      $ (7.1)               $6.3           $(.8)
       20%                        (5.8)               10.6            4.8
       15%                        (4.0)               16.7           12.7
       10%                        (1.4)               25.8           24.4
        5%                         2.5                40.5           43.0
        3%                         4.7                48.9           53.6


         Based on Company assumptions about long-term funding costs, direct and indirect operating costs and incremental taxes, reverse mortgages had a positive impact on the Corporation of $0.09 per share in the third quarter of 2002 compared to $0.19 per share for the third quarter of 2001. For the nine months ended September 30, 2002, reverse mortgages had an positive impact of $0.71 per share, compared to $0.43 per share for the same period in 2001.

         The Corporation is not originating new reverse mortgages. The average life of the existing portfolio is estimated to be 7.7 years under current cash flow assumptions.

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


                                                 September 30,     December 31,
                                                     2002              2001
                                                 -------------     ------------
                                                   (Dollars in Thousands)
Nonaccruing loans:
     Commercial .................................   $2,355            $1,330
     Consumer ...................................      490               306
     Commercial mortgage ........................      890             1,928
     Residential mortgage .......................    3,810             3,618
     Construction ...............................      199               351
                                                    ------            ------

Total nonaccruing loans .........................    7,744             7,533
Assets acquired through foreclosure .............    1,133               432
                                                    ------            ------

Total nonperforming assets ......................   $8,877            $7,965
                                                    ======            ======

Past due loans:
     Residential mortgages ......................   $  511            $   88
     Commercial and commercial mortgages ........       47               767
     Consumer ...................................       17               244
                                                    ------            ------

Total past due loans ............................   $  575            $1,099
                                                    ======            ======

Ratios:
     Nonaccruing loans to total loans (1) .......     0.74%             0.72%
     Allowance for loan losses to gross loans (1)     2.11%             2.05%
     Nonperforming assets to total assets .......     0.45%             0.42%
     Loan loss allowance to nonaccruing loans (2)   280.72%           277.77%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) .................   247.38%           265.48%

(1)  Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

     Nonperforming assets increased $913,000 during the nine months ended September 30, 2002. The increase is due primarily to the foreclosure of one commercial real property valued at $800,000. During the third quarter, two commercial loans with an aggregate balance of $532,000 were placed on nonaccrual status. Commercial additions were offset in part by a $205,000 payoff of a nonaccruing loan The increase in residential nonaccruals included $420,000 in loans held for sale that were placed on nonaccrual during the third quarter. The following is an analysis of the change in nonperforming assets:


                                                       For the Nine
                                                        Months Ended              For the Year Ended
                                                     September 30, 2002           December 31, 2001
                                                  ---------------------           ------------------
                                                                       (In Thousands)
Beginning balance................................          $   7,965                    $  8,965
     Additions ..................................              6,777                       7,386
     Collections.................................             (3,260)                     (5,596)
     Transfers to accrual/restructured status....             (1,222)                     (1,542)
     Charge-offs / write-downs...................             (1,383)                     (1,248)
                                                           ---------                     -------

Ending balance...................................          $   8,877                    $  7,965
                                                           =========                    ========

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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At September 30, 2002, interest-earning assets exceeded interest-bearing liabilities that mature within one year (interest-sensitive gap) by $99.5 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased to 111% at September 30, 2002 compared to 114% at December 31, 2001. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to 5.02% from 6.09% at December 31, 2001. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows from discontinued operations as well as the interest rate-sensitive funding for these assets of approximately $75 million in FHLB advances.

         Market risk is the risk of loss from adverse changes in the market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at September 30, 2002 and 2001, calculated in compliance with Thrift Bulletin No. 13A:

                                            At September 30,
                  -------------------------------------------------------------------
                            2002                                 2001
                  -------------------------------      ------------------------------
   Change in      % Change in                          % Change in
 Interest Rate    Net Interest  Net Portfolio          Net Interest  Net Portfolio
 (Basis Points)   Margin (1)      Value Ratio (2)      Margin (1)    Value Ratio (2)
 -------------    ------------    ---------------      ------------  ----------------

      +300             9%             9.62%               7%             8.68%
      +200             6%             9.48%               4%             8.72%
      +100             3%             9.28%               2%             8.79%
         0             0%             9.02%               0%             8.86%
      -100            -4%             8.46%              -2%             8.84%
      -200 (3)        N/A               N/A              -5%             8.89%
      -300 (3)        N/A               N/A              -7%             8.92%


(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points are not deemed meaningful at September 30, 2002 given the historically low absolute level of interest rates at that time.

COMPARISON FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Results of Operations

         The Corporation recorded net income of $9.5 million or $.99 per diluted share for the third quarter of 2002. This compares to $5.5 million or $.58 per diluted share for the same quarter last year. The results for the third quarter of 2002 are due to the fundamentally strong performance at WSFS' community bank and WF. WF provided $3.4 million in net income or $0.35 per diluted share for the third quarter of 2002, which compares to $720,000 or $0.08 per diluted share for the third quarter of 2001. In addition, included in these results is the recognition of $894,000, or $0.09 per share tax benefit primarily as the result of the favorable resolution of tax authority examinations in the third quarter 2002. This was partially offset by an income tax provision of $419,000, resulting from additional state taxes, net of federal tax benefit, that WCC is expected to owe due to tax law changes in the State of New Jersey. While the operations of WCC are reflected as discontinued operations, the additional tax provision, resulting from the change in the tax law, has been reflected in income from continuing operations pursuant to SFAS 109, Accounting for Income Taxes, paragraph 27. Also during the quarter, an additional reserve for discontinued operations of $563,000 which was established as a result of changes in assumptions used to calculate WCC's deferred taxes. The consolidated results in the third quarter of 2002 also included a $737,000 after tax gain on the previously announced sale of the Corporation's United Asian Bank Division (UAB). Further, C1FN/Everbank, the Corporation's joint initiative in branchless banking which is under agreement to be sold, showed a $840,000 after tax positive impact on WSFS in the third quarter as a result of the sale of securities at a gain and other temporary fees. Both the C1FN/Everbank and UAB performance are included in results of businesses held-for-sale.

         Net income for the nine months ended September 30, 2002 was $26.8 million or $2.84 per diluted share. This compares to $13.9 million or $1.42 per share for the comparable period last year. The results for the first nine months of 2002 include the continued strong performance of the community bank and WF. WF provided $7.2 million in net income or $0.77 per diluted share for the nine months ended September 2002 which compares to $1.7 million or $0.18 per diluted share for the same period in 2001. Also, the reverse mortgage portfolio contributed $6.7 million pretax, or $4.0 million, after tax, ($.43 per diluted share), more than the expected long-term yield of this portfolio. Consistent with the quarterly results, the nine months ended September 30, 2002 included the recognition of $894,000, or $0.09 per share in tax benefit primarily as the result of the favorable resolution of tax authority examinations in the third quarter 2002. This was partially offset by the previously mentioned income tax provision of $419,000 at WCC and an additional reserve for discontinued operations of $563,000. The consolidated results for the first nine months of 2002 also included a $737,000 after tax gain on the previously announced sale of UAB. Further, C1FN/Everbank, the Corporation's joint initiative in branchless banking, showed a $781,000, after tax positive impact on WSFS for the nine months ended September 30, 2002, as a result of the sale of securities at a gain and other temporary fees. The Corporation also recognized $703,000, net of taxes, or $.08 per share, in income related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 in the first quarter of 2002.

Net Interest Income

     The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                    Three Months Ended September 30,
                                           ---------------------------------------------------------------------------------
                                                            2002                                       2001(6)
                                           -------------------------------------     ---------------------------------------
                                              Average                    Yield/         Average                    Yield/
                                              Balance      Interest      Rate(1)        Balance       Interest     Rate (1)
                                              -------      --------      -----          -------       --------     ------
                                                                        (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4).................$  631,533    $  10,893       6.90%         $  643,584    $  12,247      7.61%
     Commercial loans .....................   199,871        3,045       6.52             151,760        2,793      7.94
     Consumer loans........................   192,752        3,943       8.12             187,198        4,244      8.99
                                           ----------    ---------                     ----------     --------
       Total loans......................... 1,024,156       17,881       7.10             982,542       19,284      7.97
Mortgage-backed securities (5).............   152,445        1,985       5.21             153,383        2,388      6.23
Loans held-for-sale (3)....................   108,966        2,562       9.40              37,948        1,102     11.62
Investment securities (5)..................    11,417          194       6.80              15,964          282      7.07
Investment in reverse mortgages............    35,142        1,995      22.71              35,058        3,324     37.93
Other interest-earning assets .............    25,631          200       3.10              61,370          732      4.73
                                           ----------     --------                     ----------     --------
     Total interest-earning assets......... 1,357,757       24,817       7.40           1,286,265       27,112      8.52
                                                          --------                                    --------
Allowance for loan losses..................   (21,439)                                    (21,492)
Cash and due from banks....................   142,104                                      84,424
Net assets from discontinued operations....    70,718                                     150,537
Assets of businesses held-for-sale.........   347,816                                     290,920
Other noninterest-earning assets...........    43,205                                      47,600
                                           ----------                                  ----------
     Total assets..........................$1,940,161                                  $1,838,254
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand......................$   91,320          112       0.49         $    84,500          209      0.98
     Savings...............................   305,648          722       0.94             306,651        1,688      2.18
     Retail time deposits .................   259,565        1,966       3.00             267,049        3,335      4.95
     Jumbo certificates of deposits .......    18,425          118       2.54              27,545          304      4.38
     Brokered certificates of deposit......        -             -          -              34,283          571      6.61
                                            --------  ------------                    ----------    ----------
       Total interest-bearing deposits.....   674,958        2,918       1.72             720,028        6,107      3.36
FHLB of Pittsburgh advances................   434,946        5,118       4.60             417,033        5,887      5.52
Trust preferred borrowings.................    50,000          568       4.45              50,000        1,280     10.02
Other borrowed funds.......................   131,860          886       2.69              99,972        1,412      5.65
Cost of funding discontinued operations....                   (572)                                     (2,192)
                                           ----------   ----------                     ----------   ----------
     Total interest-bearing liabilities.... 1,291,764        8,918       2.76           1,287,033       12,494      3.88
                                                        ----------                                  ----------

Noninterest-bearing demand deposits...        160,856                                     139,077
Liabilities of businesses held-for-sale       341,862                                     286,984
Other noninterest-bearing liabilities.         18,356                                      21,485
Minority interest ........................      7,994                                       4,484
Stockholders' equity......................    119,329                                      99,191
                                           ----------                                  ----------
Total liabilities and stockholders'
  equity.................................. $1,940,161                                  $1,838,254
                                           ==========                                  ==========
Excess (deficit) of interest-earning
  assets over interest-bearing
  liabilities............................. $   65,993                                  $     (768)
                                           ==========                                  ==========
Net interest and dividend income..........               $  15,899                                  $   14,618
                                                         =========                                  ==========

Interest rate spread......................                               4.64%                                      4.64%
                                                                         =====                                      =====

Net interest margin.......................                               4.77%                                      4.64%
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

                                                                    Nine Months Ended September 30,
                                           ---------------------------------------------------------------------------------
                                                            2002                                       2001(6)
                                           -------------------------------------     ---------------------------------------
                                              Average                    Yield/         Average                    Yield/
                                              Balance      Interest      Rate(1)        Balance       Interest     Rate (1)
                                              -------      --------      -----          -------       --------     ------
                                                                        (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Real estate loans (4)............... $   642,274  $    33,760       7.01%        $   631,414  $    37,663      7.95%
     Commercial loans ...................     193,605        8,629       6.46             148,491        8,401      8.22
     Consumer loans......................     191,736       11,814       8.24             178,091       12,499      9.38
                                              -------  -----------                    -----------  -----------
       Total loans.......................   1,027,615       54,203       7.14             957,996       58,563      8.27
Mortgage-backed securities (5)...........     139,536        5,802       5.54             166,874        7,891      6.30
Loans held-for-sale (3)..................      85,173        6,400      10.02              32,396        2,578     10.61
Investment securities (5)................      12,443          648       6.94              16,309          864      7.06
Investment in reverse mortgages..........      34,666       13,092      50.35              34,067        8,258     32.32
Other interest-earning assets ...........      30,868          747       3.24              47,379        1,884      5.32
                                         ------------  -----------                     ----------  -----------
     Total interest-earning assets.......   1,330,301       80,892       8.19           1,255,021       80,038      8.59
                                                       -----------                                 -----------
Allowance for loan losses................     (21,253)                                    (21,501)
Cash and due from banks..................     116,734                                      74,492
Net assets from discontinued operations..      87,210                                     170,566
Assets of businesses held-for-sale.......     325,881                                     262,924
Other noninterest-earning assets.........      51,044                                      44,619
                                         ------------                                  ----------
     Total assets........................  $1,889,917                                  $1,786,121
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand....................  $   88,731          324       0.49          $   81,209          766      1.26
     Savings.............................     309,297        2,292       0.99             301,720        6,231      2.76
     Retail time deposits ...............     253,319        6,153       3.25             268,992       10,314      5.13
     Jumbo certificates of deposits .....      13,807          282       2.73              26,028          958      4.92
     Brokered certificates of deposit....         183           10       7.31             78,309         3,940      6.73
                                           ----------   ----------                     ---------      --------
       Total interest-bearing deposits...     665,337        9,061       1.82             756,258       22,209      3.93
FHLB of Pittsburgh advances..............     451,011       15,650       4.58             368,399       15,991      5.72
Trust preferred borrowings...............      50,000        2,054       5.42              50,000        3,048      8.04
Other borrowed funds.....................     109,979        2,337       2.83              96,554        4,251      5.87
Cost of funding discontinued operations..                   (1,974)                                     (7,790)
                                           ----------   ----------                     ----------      --------
     Total interest-bearing liabilities..   1,276,327       27,128       2.83           1,271,211        37,709     3.96
                                                        ----------                                     --------

Noninterest-bearing demand deposits......     158,808                                     134,164
Liabilities of businesses held-for-sale..     316,644                                     256,566
Other noninterest-bearing liabilities....      18,592                                      19,311
Minority interest .......................       6,672                                       4,829
Stockholders' equity.....................     112,874                                     100,040
                                           ----------                                  ----------
Total liabilities and stockholders'
  equity.................................  $1,889,917                                  $1,786,121
                                           ==========                                  ==========

Excess (deficit) of interest-earning
  assets over interest-bearing
  liabilities............................  $   53,974                                  $  (16,190)
                                           ==========                                  ==========
Net interest and dividend income.........              $    53,764                                 $    42,329
                                                       ===========                                 ===========

Interest rate spread.....................                                5.36%                                      4.63%
                                                                         =====                                     =====

Net interest margin......................                                5.47%                                      4.59%
                                                                         =====                                     =====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes commercial mortgage loans.
(5)  Includes securities available-for-sale
(6) For comparative purposes, balances of C1FN and UAB are shown as businesses held-for-sale in 2001.

         The following discussion of net interest income includes interest income, interest expense and its corresponding interest earning assets and interest bearing liabilities of businesses held-for-sale consistent with the average balance sheet presentation above.

         Net interest income for the three months ended September 30, 2002 increased $1.3 million compared to the same period in 2001, and the net interest margin for the three months ended September 30, 2002 was 4.77% compared to 4.64% in the third quarter of 2001. Total interest income decreased $2.3 million between comparable quarters. Although total interest-earning assets increased by $71.5 million between the quarters, driven by an increase in average loans and loans held-for-sale of $112.6 million, the yield on interest earning assets declined 21 basis points between comparable quarters, driven by a series of continuing interest rate decreases and a decrease in the reverse mortgage yield from 37.93% to 22.71% between comparable quarters. Management expects the long-term average yield of reverse mortgages in the future to be closer to 25%. However, as in the past, returns on reverse mortgages can vary significantly between periods as they are affected by actual and estimated housing prices and the timing of cash flows. Total interest expense for the three months ended September 30, 2002 decreased $3.6 million compared to the third quarter of 2001. The decrease was a result of the lower cost of borrowings due mainly to the continuing interest rate decreases, as maturing deposits and borrowings were replaced at lower rates. Total interest-bearing liabilities actually increased by $4.7 million between periods. The rate on interest bearing liabilities declined 1.12% between periods.

         Net interest income for the nine months ended September 30, 2002 increased $11.4 million compared to the same period in 2001. The increase was due primarily to lower borrowing costs. The net interest margin for the nine months ended September 30, 2002 was 5.47%, compared to 4.59% for the nine months ended September 30, 2001. Total interest income increased $0.9 million between comparable periods. This change is attributed to the increase in the reverse mortgage income between periods of $4.8 million, offset by a decrease in income from average mortgage-backed securities and investment securities and the effect of the aforementioned interest rate changes. Total interest expense decreased $10.6 million when comparing the nine months ended September 30, 2002 with the same period in 2001. The decrease was a result of the lower cost of funding due to the aforementioned interest rate decreases.

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

         Management establishes the loan loss allowance in accordance with accounting principles generally accepted in the United States of America and the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

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

         Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs for Nine years which management believes approximates an average business cycle. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information, as adjusted for historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions. The evaluation of the inherent loss with respect to these more current conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The more current conditions, evaluated in connection with the adjustment factors, include an evaluation of the following:

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

     WSFS' loan officers and risk managers meet monthly to discuss and review these conditions and risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, management is able to adjust specific and inherent loss estimates based upon the availability of more recent information. The provision for loan losses from continuing operations increased from $1.4 million for the first nine months of 2001 to $1.7 million for the first nine months of 2002, primarily a result of growth in commercial loans from period to period.

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.


                                                           Nine Months Ended            Nine Months Ended
                                                           September 30, 2002(1)        September 30, 2001(1)
                                                           ----------------------       ---------------------
                                                                          (Dollars in Thousands)
Beginning balance .....................................            $21,597                         $21,423
Provision for loan losses of continuing operations.....              1,718                           1,370
Provision for loan losses, Businesses held-for-sale ...                254                             221

Charge-offs:
     Residential real estate ..........................                626                              99
     Commercial real estate (2) .......................                333                             195
     Commercial........................................                421                             706
     Consumer .........................................              1,073                             765
                                                                   -------                         -------
       Total charge-offs..............................               2,453                           1,765
                                                                   -------                         -------
Recoveries:
     Residential real estate ..........................                 12                               1
     Commercial real estate (2) .......................                177                              61
     Commercial .......................................                420                              88
     Consumer..........................................                280                             102
                                                                   -------                         -------
        Total recoveries ..............................                889                             252
                                                                   -------                         -------

Net charge-offs .......................................              1,564                           1,513
                                                                   -------                         -------
Ending balance.........................................            $22,005                         $21,501
                                                                   =======                         =======

Net charge-offs to average gross loans
  outstanding, net of unearned income (3)..............               0.30%                           0.30%
                                                                   =======                         =======

(1)  Includes businesses held for sale
(2)  Includes commercial mortgage and construction loans.
(3)  Ratio for the nine months ended September 30, 2002 and 2001 is annualized.

Other Income

         Other income for the quarter ended September 30, 2002 was $25.5 million compared to $10.9 million for the third quarter of 2001. This increase was mainly due to an increase of $14.1 million in gains on the sales of loans during the second quarter of 2002 compared to the second quarter of 2001. This increase reflects the continued expansion of WF's market share within existing regions and growth due to geographical expansion into new regions enhanced by the current mortgage refinance market. In addition, credit/debit card and ATM income increased $543,000 over the same period in 2001. This reflects higher credit and debit card usage and the expansion of the ATM network.

        Other income for the nine months ended September 30, 2002 was $61.5 million compared to $27.6 million for the same period in 2001. Consistent with the quarter, this improvement was mainly due to a $32.5 million increase in gains on the sale of loans, which was predominantly attributable to WF. The remainder of the growth in other income for the nine months ended September 30, 2002 reflected higher credit and debit card usage, the expansion of the ATM network, and growth in loans and deposits.

Other Expenses

        Other expenses for the quarter ended September 30, 2002 were $22.8 million or $7.3 million above the third quarter of 2001. The majority of this increase resulted from a $5.2 million increase in salaries, benefits and other compensation expenses, of which $5.1 million related to the expansion of WF. Professional fees increased $628,000 over the same period of 2001, which included consulting fees of $452,000 related to the Corporation's Technology, Organizational and Process Simplification (TOPS) process reengineering program.

        Other expenses for the nine months ended September 30, 2002 were $62.7 million compared to $46.4 million for the same period of 2001. This increase, consistent with the quarter, was mainly due to a $14.0 million increase in salaries, benefits and other compensation expenses, of which $12.6 million related to the expansion of WF. Professional fees increased $1.9 million over the first nine months of 2001. Consulting fees related to the Corporation's TOPS process reengineering program were $1.4 million. Note however, that there was a non-cash charge of $1.1 million recorded in the second quarter of 2001, in connection with the exit of six in-store branch offices in southeastern Pennsylvania.

        In addition, under the previously announced Technology, Organizational and Process Simplification Plan (TOPS), an initiative designed to simplify the organization, better integrate technology solutions and re-engineer certain back office processes, the Corporation incurred $66,000 in expenses, net of cost savings, in the third quarter of 2002 and $1.1 million during the first nine months of 2002. These net expenses primarily consisted of consulting fees and severance charges, partially offset by personnel cost savings. Net of tax, this amounted to $42,000, or $0.00 per share, for the third quarter of 2002 and $721,000, or $0.08 per share, for the nine months ended September 30, 2002. Consistent with previous announcements, the projected savings coming from the TOPS initiative are expected to offset costs during the second half of 2002. When fully implemented in mid-2003, the TOPS program is expected to result in total annual pre-tax cost savings of approximately $3.0 million to $3.5 million, or $0.19 to $0.23 per share, after tax. Related to TOPS, on October 13, 2002 WSFS converted its entire core processing system to a new platform. The conversion was deemed successful and management continues to monitor the integrity of the data from the new system.

Income Taxes

        The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes from continuing operations during the three and nine months ended September 30, 2002 of $4.3 million and $14.2 million, respectively, compared to an income tax provision of $2.9 million and $7.0 million, for the comparable periods of 2001. The effective tax rates from continuing operations for the three and nine months ended September 30, 2002 were 33% and 36%, respectively, compared to 34% and 33%, for the comparable periods in 2001.

        The income tax provision for the three and nine months ended September 30, 2002, was reduced by $894,000 primarily as a result of the favorable resolution of tax authority examinations and tax return settlements in the third quarter of 2002. This was partially offset by an income tax provision of $419,000, resulting from additional state taxes, net of federal tax benefit, that WCC is expected to owe due to tax law changes in the State of New Jersey. While the operations of WCC are reflected as discontinued operations, the additional tax provision, resulting from the change in the tax law, has been reflected in income from continuing operations pursuant to SFAS 109, Accounting for Income Taxes, paragraph 27.

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

         In addition, at September 30, 2002, Corporation had $958,000 in goodwill related to its investment in C1FN. Given the sale of C1FN at a premium to book value, management has determined that no impairment adjustment is necessary. Prior to January 1, 2002, the Corporation had been amortizing $19,000 of goodwill per quarter into expense.

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

         In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

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

         In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

         The provisions of this Statement are to be applied prospectively for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect the adoption of this Statement to have an impact on the Corporation's earnings, financial condition or equity.

         In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

         With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. The adoption of this Statement did not have an impact on the Bank's earnings, financial condition, or equity.

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

Item 4.    Disclosure Controls and Procedures
           ----------------------------------

           (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There were no significant changes in the Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

           The Company is not engaged in any legal proceedings of a material nature at September 30, 2002. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.    Changes in Securities and Uses of Proceeds
           ------------------------------------------

           Not applicable

Item 3.    Defaults upon Senior Securities
           -------------------------------

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not applicable

Item 5.    Other Information
           -----------------

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

(a)      Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350
(b)      Reports on 8-K

          (i) On November 6, 2002 the Registrant filed a Form 8-K pursuant to items 5 and 7 announcing the sale of its C1FN/Everbank branchless national banking segment.

          (ii) On November 7, 2002 the Registrant filed a Form 8-K pursuant to items 5 and 7 announcing that it had entered into a definitive agreement to sell its majority interest in Wilmington Finance, Inc., an originator and seller of non-conforming loans, majority owned by the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 WSFS FINANCIAL CORPORATION



Date:  November 14, 2002         /S/ MARVIN N. SCHOENHALS
                                 -----------------------------------------------
                                 Marvin N. Schoenhals
                                 Chairman, President and Chief Executive Officer






Date:  November 14, 2002         /S/MARK A. TURNER
                                 -----------------------------------------------
                                 Mark A. Turner
                                 Chief Operating Officer and Chief Financial Officer

                           WSFS FINANCIAL CORPORATION
                              Wilmington, Delaware

                                  CERTIFICATION

                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

         I, Marvin N. Schoenhals, Chairman, President and Chief Executive Officer of WSFS Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, of the Company;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which the report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     (c) presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                             /S/  MARVIN N. SCHOENHALS
                                                    ----------------------------
                                                    Marvin N. Schoenhals
                                                    Chairman President and Chief
                                                    Executive Officer

                           WSFS FINANCIAL CORPORATION
                              Wilmington, Delaware

                                  CERTIFICATION

                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

         I, Mark A. Turner, Chief Operating Officer and Chief Financial Officer, of WSFS Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, of the Company;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which the report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     (c) presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                              /S/  MARK A. TURNER
                                                     ---------------------------
                                                     Mark A. Turner
                                                     Chief Operating Officer and
                                                     Chief Financial Officer