Form 10-K
period 2002-12-31
WSFS FINANCIAL CORP
filed 2003-03-27
CIK 828944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                   (Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from         to
                                                       -------    --------

                         Commission file number 0-16668

                         ------------------------------

                           WSFS FINANCIAL CORPORATION

                           -----------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES (X) NO ( )
                                             ---    ---

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the Nasdaq National Market(sm) as of March 14, 2003 was $169,324,015. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 5% of the outstanding shares.

         As of March 14, 2003, there were issued and outstanding 8,142,832 shares of the registrant's common stock.

                        -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2003 are incorporated by reference in Part III hereof. Portions of the 2002 Annual Report to shareholders are incorporated by reference in Part II.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                     Part I

                                                                                                  Page
                                                                                                  ----

Item 1.           Business  ....................................................................     3

Item 2.           Properties  ..................................................................    21

Item 3.           Legal Proceedings.............................................................    21

Item 4.           Submission of Matters to a Vote of Security Holders...........................    21

                                     Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder  Matters........    22

Item 6.           Selected Financial Data.......................................................    22

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.....................................................    23

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk....................    23

Item 8.           Financial Statements and Supplementary Data...................................    23

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure......................................................    23

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant............................    23

Item 11.          Executive Compensation........................................................    23

Item 12.          Security Ownership of Certain Beneficial Owners and Management

                      and Related Shareholder Matters...........................................    24

Item 13.          Certain Relationships and Related Transactions................................    25

Item 14.          Controls and Procedures.......................................................    25

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    25

                  Signatures....................................................................    28

                  Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002......    30

                                     PART I

FORWARD-LOOKING STATEMENTS

         Within this Annual Report on Form 10-K and Exhibits thereto, management has included certain "forward-looking statements" concerning the future operations of WSFS Financial Corporation (the "Company" or "Corporation"). It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in our financial statements. Management has used "forward-looking statements" to describe the future plans and strategies including expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, mid-Atlantic region and the country as a whole, loan delinquency rates, operating risk, and uncertainty of estimates in general, and changes in federal and state regulation, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. WSFS Financial Corporation does not undertake and specifically disclaims any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


ITEM 1.  BUSINESS
-----------------

GENERAL

         WSFS Financial Corporation (the "Company" or "Corporation") is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund
Society, FSB (Bank or WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank, which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. WSFS has served the residents of the Delaware Valley for 171 years. WSFS is the largest thrift institution headquartered in Delaware and among the three or four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The long-term strategy of the Corporation is to improve its status as a high-performing financial services company by focusing on its core community banking business.

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC). WSFS conducted operations from its main office, two operations centers and 21 retail banking offices, located in northern Delaware and southeastern Pennsylvania. In 2002, for strategic reasons, WSFS transferred 6 branch offices that were outside of its core footprint to other financial institutions. The Company's website is "www.wsfsbank.com". The Company makes available on its website, as soon as reasonably practicable after it electronically files with or furnishes such material to the Securities and Exchange Commission, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports pursuant to section 13(a) of the Exchange Act.

      The Corporation has two consolidated subsidiaries, WSFS and WSFS Capital Trust I. The Corporation has no unconsolidated subsidiaries or off-balance sheet entities. Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; WSFS Investment Group, Inc. (formerly 838 Investment
Group, Inc.), which markets various third-party insurance products and securities through

WSFS' branch system; and WSFS Reit, Inc., which holds qualifying real estate assets and may be used in the future to raise capital. An additional subsidiary, Star States Development Company (SSDC), was dissolved in 2002.

         In 2000, the Board of Directors of the Corporation approved plans to discontinue the operations of WCC. WCC, which had 2,317 lease contracts and 1,052 loan contracts at December 31, 2002, no longer accepts new applications but continues to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of 2004. For a detailed discussion, see the Discontinued Operations section of Management's Discussion and Analysis ("MD&A") incorporated herein by reference at Part II, item 7 and Note 2 to the Financial Statements of the Corporation's 2002 Annual Report to Shareholders.

         In addition to the wholly owned subsidiaries, WSFS had consolidated two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington Finance, Inc. (WF). C1FN, a 21% owned subsidiary engaged in Internet and branchless banking, was sold in November 2002. WF, a majority owned subsidiary, engaged in sub-prime residential mortgage banking and was sold in January 2003. Both subsidiaries are therefore classified as businesses held-for-sale in the Financial Statements. For a further discussion, see the Businesses Held-for-Sale section of the MD&A and Note 3 to the Financial Statements of the Corporations 2002 Annual Report to Shareholders.

         These divestitures are consistent with recent strategic actions of WSFS to simplify its operations and better focus resources and capital on WSFS' core bank.

Competition

         WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of branches, which numbered 21 at December 31, 2002. Eighteen branches are located in northern Delaware's New Castle County, WSFS' primary market. These branches maintain approximately 171,000 total account relationships with approximately 54,000 total households in New Castle County, or 28% of all households in New Castle County, Delaware. One branch is in the state capital, Dover, located in central Delaware's Kent County. Two other branches are located in southeastern Pennsylvania.

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

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

         At December 31, 2002, WSFS had three wholly-owned, first-tier subsidiaries WSFS Investment Group (formerly 838 Investment Group, Inc.), WSFS Reit, Inc and WCC. In addition to the wholly owned subsidiaries, the Corporation consolidated a non-wholly owned subsidiary, Wilmington Finance (WF), the primary lender to its non-bank subsidiaries. WF was sold in January 2003 and is listed as a business held-for-sale at December 31, 2002. For a further discussion, see the businesses held for sale section of the MD&A and Note 3 to the Financial Statements of the Corporation's 2002 Annual Report.

         838 Investment Group, Inc. was formed in 1989. This subsidiary markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through WSFS' branch system.

         WSFS Reit, Inc. is a real estate investment trust formed in 2002 to hold qualifying real estate assets.

         WCC is engaged primarily in indirect motor vehicle leasing. In 2000, the Board of Directors of the Corporation approved plans to discontinue the operations of WCC. WCC, which had 2,317 lease contracts and 1,052 loan contracts at December 31, 2002, no longer accepts new applications but continues to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of 2004. For a detailed discussion, see the Discontinued Operations section of the MD&A and Note 2 to the Financial Statements of the Corporation's 2002 Annual Report.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

         Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in "Results of Operations" included in
Item 7 of MD&A are incorporated herein by reference.

INVESTMENT ACTIVITIES

         The Company's short-term investment portfolio is intended to provide collateral for borrowings and to meet liquidity requirements. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                             December 31,
                                              ------------------------------------------------------------------------
                                                      2002                      2001                    2000
                                              ---------------------      --------------------      -------------------
                                                           Percent                   Percent                   Percent
                                                             of                        of                        of
                                               Amount      Assets        Amount      Assets        Amount      Assets
                                               ------      -------       ------      -------       ------      -------
                                                                         (Dollars In Thousands)
Held-to-Maturity:
-----------------
Corporate bonds.............................  $    310       0.0%       $  1,372       0.1%        $ 3,885        0.2%
State and political subdivisions ...........    10,414       0.6          11,024       0.6          10,861        0.6
                                              --------       ---        --------       ---         -------        ---
                                                10,724       0.6          12,396       0.7          14,746        0.8
                                              --------       ---        --------       ---         -------        ---
Available-for-Sale:
-------------------

U.S. Government and agencies................    11,053       0.7               -         -           1,893        0.1
Corporate bonds.............................         -         -           1,798       0.1          13,101        0.8
                                              --------       ---        --------       ---         -------        ---
                                                11,053       0.7           1,798       0.1          14,994        0.9
                                              --------       ---        --------       ---         -------        ---
Short-term investments:
-----------------------

Federal funds sold and securities purchased
    under agreements to resell..............    64,045       3.8          65,779       3.4           3,500        0.2
Interest-bearing deposits in other banks (1)     7,476       0.4          28,360       1.5           7,318        0.4
                                              --------                  --------       ---         -------
                                                71,521       4.2          94,139       4.9          10,818        0.6
                                              --------       ---        --------       ---         -------        ---
                                              $ 93,298       5.5%       $108,333       5.7%        $40,558        2.3%
                                              ========       ===        ========       ===         =======        ===

----------------------
(1) Interest-bearing deposits in other banks do not include deposits with a maturity greater than one year.


         During 2002, WSFS purchased $241.1 million in U.S. Government agency securities which were classified as available-for-sale. In addition, there were sales of $1.8 million in corporate bonds, and $2.6 million in corporate and municipal bond calls from which losses of $15,000 and gains of $2,000, respectively, were realized. There were also $50 million in investment securities on the books of C1FN when it was sold in November 2002. The remainder of the changes in 2002 resulted from repayments and maturities. In 2001, WSFS purchased $75 million in U.S. Treasury bills and $306,000 in corporate bonds all of which were classified as available-for-sale. In addition, there were sales of $644,000 in corporate bonds and $3 million in corporate bond calls, from which gains of $9,000 and losses of $5,000 were realized. The remainder of the changes in 2001 resulted from repayments and maturities. In 2000, WSFS purchased $14 million in corporate bonds and $12 million in U.S. Government securities, all of which were classified as available-for-sale, and $9 million in municipal bonds which were classified as held-to-maturity. There was also a $2 million corporate bond which was reclassified from held-to-maturity to available-for-sale in 2000 with the adoption of SFAS No. 133 (see Note 19 of the Financial Statements for further discussion). In addition, there were sales of U.S. Government securities during 2000 totaling $25 million and a $750,000 corporate call, from which gains of $18,000 and losses of $67,000, respectively, were realized. There was also a sale of $10 million in U.S. Government securities in January 2000, for which no loss was recorded in 2000 as these securities had been marked-to-market in 1999. In addition, the Company recognized a gain of $40,000 on the sale of common stock received from the demutualization of insurance companies of which WSFS was a policyholder. The remainder of the changes during 2000 resulted from repayments and maturities.

         The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2002. Substantially all of the related interest and dividends represent taxable income.

                                                               At December 31, 2002
                                                                            Weighted
                                                                            Average
                                                               Amount        Yield
                                                               ------        -----
                                                               (Dollars in Thousands)
   Held-to-Maturity:
   -----------------

   Corporate bonds:
     After one but within five years.........................  $   124          6.93%
     After five but within ten years.........................       62          7.32
     After ten years.........................................      124          7.52
                                                               -------
                                                                   310          7.24
                                                               -------
   State and political subdivisions (1):
     After one but within five years.........................    4,494          7.18
     After five but within ten years.........................    1,495          7.39
     After ten years.........................................    4,425          6.30
                                                               -------
                                                                10,414          6.84
                                                               -------
   Total debt securities, held-to-maturity...................   10,724          6.85
                                                               -------

   Available-for-Sale:
   -------------------

   U.S. Government and agencies:
     After one but within five years.........................   11,053          2.51
                                                               -------
                                                                11,053          2.51
                                                               -------
    Total debt securities, available-for-sale.................  11,053          2.51
                                                               -------
   Short-term investments:
   -----------------------

     Federal funds sold and securities purchased under
          agreement to resell................................   64,045          1.18
     Interest-bearing deposits in other banks................    7,476          0.95
                                                               -------
   Total short-term investments..............................   71,521          1.16
                                                               -------
                                                               $93,298          1.97%
                                                               =======          ====

     (1) Yields on state and political subdivisions are not calculated on a tax-equivalent basis since the effect would be immaterial.

         In addition to the foregoing investment securities, the Company has maintained an investment portfolio of mortgage-backed securities. Purchases of mortgage-backed securities, including collateralized mortgage obligations, totaled $273 million in 2002. All purchases of mortgage-backed securities are classified as available-for-sale, except for $11 million which is being held in a trading account. These securities are part of the settlement of the reverse mortgage portfolio sale which is discussed further in Note 6 of the Financial Statements. There were also sales of $128 million in mortgage-backed securities, which resulted in a gain of $36,000. Finally, there were $71 million in mortgage-backed securities on the books of C1FN when they were sold in November 2002. In 2001, purchases of mortgage-backed securities totaled $281 million, all classified as available-for-sale. There were also sales of $4 million of mortgage-backed securities, which resulted in gains of $78,000. In 2000, purchases of mortgage-backed securities, totaled $210 million, all of which were classified as available-for-sale. There were also sales of $195 million of mortgage-backed securities, as part of a deleveraging strategy, which resulted in net losses of $6.5 million. In addition there was a sale of $24 million in mortgage-backed securities in January 2000 for which a loss of $730,000 was recognized in 1999. Reductions in the other categories, for all years, were due to principal repayments.

         The following table sets forth the book value of mortgage-backed securities and their related weighted average contractual rates at the end of the last three fiscal years.

                                                                              December 31,
                                                 --------------------------------------------------------------------------
                                                          2002                    2001                       2000
                                                 --------------------     ----------------------   ------------------------
                                                                         (Dollars in Thousands)

                                                 Amount        Rate       Amount        Rate        Amount         Rate
                                                 ------       ------      ------       ------       ------        -----
Held-to-Maturity:
-----------------

Collateralized mortgage obligations ........    $ 13,881       6.90%       $ 31,889      6.89%      $ 56,091       6.75%
FNMA........................................      11,614       5.15          18,355      5.57         24,908       6.05
FHLMC.......................................      13,662       5.53          20,041      5.70         26,664       6.04
                                                --------       ----        --------      ----       --------       ----
                                                $ 39,157       5.90%       $ 70,285      6.20%      $107,663       6.41%
                                                ========       ====        ========      ====       ========       ====
Available-for-Sale:
-------------------

Collateralized mortgage obligations (1).....    $ 84,735       4.68%       $260,784      5.51%      $229,882       7.04%
FNMA........................................      13,346       4.74          15,276      5.45          1,141       7.25
FHLMC.......................................           -          -          15,138      4.84          1,032       7.76
GNMA........................................           -          -             241      6.89              -          -
                                                --------       ----        --------      ----       --------       ----
                                                $ 98,081       4.69%       $291,439      5.47%      $232,055       7.04%
                                                ========       ====        ========      ====       ========       ====
Trading:
--------

Collateralized mortgage obligations (2).....    $ 11,000       4.42%       $      -         -       $      -          -%
                                                --------       ----        --------      ----       --------       ----
                                                $ 11,000       4.42%       $      -         -%      $      -          -%
                                                ========       ====        ========      ====       ========       ====

(1)  Includes  $12.5  million  and $21.3  million in private  issues of Citicorp
     Mortgage Securities and Washington Mutual, respectively, all stated at their fair market value.

(2) Includes $11.0 million in private issues from Structured Asset Securities Corporation stated at fair market value.

CREDIT EXTENSION ACTIVITIES

         Traditionally, the majority of a typical thrift institution's loan portfolio has consisted of first mortgage loans on residential properties. However, as a result of various legislative and regulatory changes since 1980, the commercial and consumer lending powers of WSFS have increased substantially. WSFS' current lending activity is more focused on lending to consumers and small businesses in and around the state of Delaware.

         The following table sets forth the composition of the Corporation's loan portfolio by type of loan at the dates indicated. Other than as disclosed below, the Company had no concentrations of loans exceeding 10% of total loans at December 31, 2002:


                                                                               December 31,
                                     ---------------------------------------------------------------------------------------------
                                            2002                2001               2000              1999              1998
                                     ------------------   -----------------   ---------------   ---------------  -----------------
  Types of Loans                     Amount     Percent   Amount    Perecnt   Amount  Percent   Amount  Percent  Amount    Percent
  --------------                     ------     -------   ------    -------   ------  -------   ------  -------  ------    -------
                                                                          (Dollars in Thousands)
Residential real estate (1)...... $  541,465     45.2% $  487,845    43.7%  $440,136    45.7%  $393,243   45.7%  $291,110   39.4%
Commercial real estate:
Commercial mortgage..............    228,089     19.1%    208,286    18.7%   190,707    19.8%   201,559   23.4%   226,063   30.6%
Construction.....................     59,555      5.0%     48,002     4.3%    30,183     3.1%    21,561    2.5%    11,642   1.51%
                                  ----------    -----  ----------   -----   --------   -----   --------  -----   --------  -----
   Total commercial real estate..    287,644     24.1%    256,288    23.0%   220,890    22.9%   223,120   25.9%   237,705   32.1%
Commercial.......................    209,567     17.5%    197,790    17.7%   151,887    15.7%   115,931   13.5%    97,524   13.2%
Consumer.........................    181,851     15.2%    198,366    17.8%   175,268    18.2%   154,857   18.0%   141,238   19.1%
                                  ----------    -----  ----------   -----   --------   -----   --------  -----   --------  -----

Gross loans......................  1,220,527    102.0%  1,140,289   102.2%   988,181   102.5%   887,151  103.1%   767,577  103.8%

Less:
Unearned income..................      2,043      0.2%      3,320     0.3%     3,268     0.3%     4,355    0.5%     5,383    0.7%
Allowance for loan losses........     21,452      1.8%     21,597     1.9%    21,423     2.2%    22,223    2.6%    22,732    3.1%
                                  ----------    -----  ----------   -----   --------   -----   --------  -----   --------  -----
Net loans........................ $1,197,032    100.0% $1,115,372   100.0%  $963,490   100.0%  $860,573  100.0%  $739,462  100.0%
                                  ==========    =====  ==========   =====   ========   =====   ========  =====   ========  =====

(1)  Includes  $121,349,  $84,691,  $23,274,  $24,572 and $3,103 of  residential mortgage loans held-for-sale at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

         The following table sets forth information as of December 31, 2002 regarding the amount of loans maturing in the Company's portfolios, including scheduled repayments of principal based on contractual terms to maturity. In addition, the table sets forth the amount of loans maturing during the indicated periods based on if the loan has a fixed or adjustable rate. Loans having no stated maturity or repayment schedule are reported in the one year or less category.


                            Less than      One to         Over
                            One Year     Five Years    Five Years    Total
                            --------     ----------    ----------    -----
                                       (In Thousands)

Real estate loans (1)...    $ 57,364     $211,253      $379,588  $  648,205
Construction loans......      43,419       15,729           407      59,555
Commercial loans........      48,192       79,554        81,821     209,567
Consumer loans .........      61,488       61,299        59,064     181,851
                            --------     --------      --------  ----------
                            $210,463     $367,835      $520,880  $1,099,178
                            ========     ========      ========  ==========

Rate sensitivity:
  Fixed.................    $ 53,227     $176,034      $268,676  $  497,937
  Adjustable                 157,236      191,801       252,204     601,241
                            --------     --------      --------  ----------
  Gross loans               $210,463     $367,835      $520,880  $1,099,178
                            ========     ========      ========  ==========

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

Residential Real Estate Lending.

         WSFS originates residential mortgage loans with loan-to-value ratios up to 97%. WSFS generally requires private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. WSFS does not have any significant concentrations of such insurance with any one insurer. On a very limited basis, WSFS originates/purchases loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2002, the balance of all such loans was approximately $17.4 million. Generally, residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by Federal Home Loan Mortgage Corporation (FHLMC) to assure maximum eligibility for subsequent sale in the secondary market. However, unless loans are specifically designated for sale, the Company holds newly originated loans in its portfolio for long-term investment. Among other things, title insurance is required to insure the priority of its lien, and fire and extended coverage casualty insurance is required for the properties securing the residential loans. All properties securing residential loans made by WSFS are appraised by independent appraisers selected by WSFS and subject to review in accordance with WSFS standards.

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

         In addition to loans originated for its own portfolio, WSFS originated nonconforming residential mortgage loans through its non wholly-owned subsidiary, Wilmington Finance, Inc. ("WF"). These loans were resold in the secondary market on a servicing released, limited recourse basis. They were originated using the underwriting guidelines of the various investors to which WF sells its loans. These loans are typically sold to investors within 15 to 45 days of origination.

         The mortgage loans that WF originates are fully amortizing, fixed or adjustable rate, first or second lien mortgage loans. They are secured by one-to four-family residential properties with loan-to-value ratios up to 100% and contractual terms of 10 to 30 years. With respect to each property securing a mortgage loan, the underwriting guidelines require, among other things, title insurance, fire and extended coverage casualty insurance, and a full appraisal by an independent appraiser selected and reviewed by WF. The majority of adjustable rate mortgage loans originated by WF are indexed to the six-month London Interbank Offered Rate (LIBOR) and have rates that adjust every six months after a initial fixed rate period of 24 to 36 months. Adjustments are limited to two percent at any adjustment date and eight percent over the life of the loan.

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

         WSFS offers commercial construction loans to developers. In some cases these loans are made as "construction/permanent" loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate, in most cases, and adjusted periodically as WSFS' prime rate changes. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these items are used as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals be reviewed independently of the commercial lending area. Generally, the loan-to-value ratios for construction loans do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2002, $101.0 million was committed for construction loans, of which $59.6 million had been disbursed.

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

         Commercial, commercial mortgage and construction lending have a higher level of risk as compared to residential mortgage lending. These loans typically involve larger loan balances concentrated in single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the economy generally. The majority of WSFS' commercial and commercial real estate loans are concentrated in Delaware and surrounding areas.

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

         Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25% if the difference is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. WSFS had a $35.3 million loan to refinance an employee stock ownership plan ("ESOP") loan of a company. Approximately 80% of the loan is secured by discounted U.S. treasury securities. The portion of the loan that is secured by U.S. treasury securities is exempt from the above lending limits. At December 31, 2002, no borrower had collective outstandings exceeding the above limits.

Consumer Lending.

         The primary consumer credit products of the Company are equity-secured installment loans and home equity lines of credit. At December 31, 2002, WSFS had equity secured installment loans totaling $123.7 million, which represented 68% of total consumer loans. A home equity line of credit grants borrowers a line of credit of up to 100% of the appraised value (net of any senior mortgages) of the residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time during the period of agreement. At December 31, 2002, WSFS had extended $89.4 million in home equity lines of credit, of which $31.5 million had been drawn at the date. Home equity lines of credit potentially offer federal income tax advantages, the convenience of checkbook access and revolving credit features. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave it inadequately secured, the Company has not had any significant adverse experience to date.

The table below sets forth consumer loans by type, in amounts and percentages at the dates indicated.

                                                                           December 31,
                                  ----------------------------------------------------------------------------------------------
                                        2002                 2001               2000              1999               1998
                                  ------------------   ----------------   ----------------  ----------------     --------------
                                                                       (Dollars in Thousands)
                                   Amount    Percent   Amount   Percent   Amount  Percent   Amount    Percent   Amount  Percent
                                   ------    -------   ------   -------   ------  -------   ------    -------   ------  -------
Equity secured installment loans   $123,655   68.1%   $125,597   63.3%   $113,686   64.8%  $ 97,491    63.0%   $ 87,503   61.9%
Home equity lines of credit....      31,512   17.3%     24,161   12.2%     24,408   13.9%    26,446    17.1%     27,799   19.7%
Automobile.....................      11,728    6.4%     11,737    5.9%      9,762    5.6%     9,800     6.3%      8,307    5.9%
Unsecured lines of credit......      12,402    6.8%     20,156   10.2%     16,739    9.6%    11,370     7.3%     10,444    7.4%
Other..........................       2,554    1.4%     16,715    8.4%     10,673    6.1%     9,750     6.3%      7,185    5.1%
                                   --------  -----    --------  -----    --------  -----   --------   -----    --------  -----
Total consumer loans ..........    $181,851  100.0%   $198,366  100.0%   $175,268  100.0%  $154,857   100.0%   $141,238  100.0%
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

         During 2002, the Company originated $2.0 billion of residential real estate loans, of which $1.8 billion were from WF. This compares to originations of $693 million in 2001 of which WF represented $582 million. From time to time, WSFS has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the mid-Atlantic region totaled $62 million for the year ended December 31, 2002, $25 million for 2001 and $37 million for 2000. WSFS also periodically purchased residential mortgages from WF with the intention of holding such loans in its portfolio. These purchases totaled $19.1 million in 2002 and $25.0 million in 2001. Residential real estate loan sales totaled $1.8 billion in 2002, $566 million in 2001 and $145 million in 2000. While WSFS generally intends to hold loans for the foreseeable future, WSFS sells certain newly originated fixed-rate mortgage loans in the secondary market to control the interest rate sensitivity of its balance sheet. The Corporation holds for investment certain of its fixed-rate mortgage loans, with terms under 30 years, consistent with current asset/liability management strategies.

         At December 31, 2002, WSFS serviced approximately $234 million of residential loans for others compared to $262 million at December 31, 2001. The Company also services residential loans for its portfolio totaling $357 million and $350 million at December 31, 2002 and 2001, respectively.

         WSFS originates commercial real estate and commercial loans through its commercial lending division. Commercial loans are made for the purpose of financing equipment acquisitions, business expansion, working capital and other business purposes. During 2002, WSFS originated $198 million of commercial and commercial real estate loans compared with $262 million in 2001. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans.

         WSFS' consumer lending is conducted primarily through its branch offices. WSFS originates a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, credit cards, unsecured lines of credit and other secured and unsecured personal installment loans. During 2002, consumer loan originations amounted to $86 million compared to $128 million in 2001.

         All loans to one borrower exceeding $1 million must be approved by a management loan committee. Minutes of the management loan committee meetings and individual loans exceeding $3 million approved by the management loan committee are subsequently reviewed by the Executive Committee and Board of Directors of WSFS. Separate executive committee approval is needed for loans to any borrower who has direct or indirect outstanding commitments in excess of $5 million or for any advances or extensions on loans previously classified by banking regulators or WSFS' Risk Management Department. Individual Officers of WSFS have the authority to approve smaller loan amounts, depending upon their experience and management position.

Fee Income from Lending Activities.

         WSFS earns interest and fee income from lending activities, including fees for originating loans, for servicing loans and for loan participations sold. The bank also receives fee income for making commitments to originate construction, residential and commercial real estate loans. Additionally, the bank collects fees related to existing loans which include prepayment charges, late charges and assumption fees.

         WSFS charges fees for making loan commitments. Also as part of the loan application process, the borrower may pay WSFS for out-of-pocket costs to review the application, whether or not the loan is closed.

         Most loan fees are considered adjustments of yield in accordance with accounting principles generally accepted in the United States of America and are reflected in interest income. Those fees represented an immaterial amount of interest income during the three years ended December 31, 2002. Loan fees other than those considered adjustments of yield are reported as loan fee income, a component of noninterest income.

         All fee income on loans originated by WNF for sale to third-party investors, including origination fees, points collected from borrowers and sales premiums paid by investors, are recognized when loans are sold. Provisions are made for recourse obligations.


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

         WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of branches, which numbered 21 at December 31, 2002. Eighteen branches are located in northern Delaware's New Castle County, WSFS' primary market. These branches maintain approximately 171,000 total account relationships with approximately 54,000 total households, or 28% of all households in New Castle County, Delaware. One branch is in the state capital, Dover, located in central Delaware's Kent County. Two other branches are located in southeastern Pennsylvania.

         The following table sets forth the amount of certificates of deposit of $100,000 or more by remaining maturity at the December 31, 2002:


                                                  December 31,
Maturity Period                                       2002
---------------                                   -------------
                                                 (In Thousands)

Less than 3 months......................            $46,997
Over 3 months to 6 months...............              9,427
Over 6 months to 12 months..............              8,751
Over 12 months..........................             11,295
                                                    -------
                                                    $76,470
                                                    =======


         Borrowings. The Company utilizes several sources of borrowings to fund operations. As a member of the FHLB of Pittsburgh, WSFS is authorized to apply for advances on the security of their capital stock in the FHLB and certain of their residential mortgages and other assets (principally securities which are obligations of or guaranteed by the United States Government and mortgage-backed securities), provided certain standards related to creditworthiness have been met. As a member institution, WSFS is required to hold capital stock in the FHLB of Pittsburgh in an amount at least equal to 5% of their outstanding advances plus 0.7% of the Bank's unused borrowing capacity.

         WSFS also sells securities under agreements to repurchase with various brokers as an additional source of funding. When entering into these transactions, WSFS is generally required to pledge either government securities or mortgage-backed securities as collateral for the borrowings.

         In 1998, the Company issued $50.0 million in Trust Preferred securities due December 11, 2028. See Note 11 of the Consolidated Financial Statements for a discussion of the Trust Preferred securities.

PERSONNEL

         As of December 31, 2002 the Registrant had 870 fulltime equivalent employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

REGULATION

Regulation of the Company

         Recent Legislation to Curtail Corporate Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act.

         The passage of the Act and the regulations implemented by the SEC subject to publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, require the chief executive officer and chief financial officer of the Company to personally certify certain SEC filings and Financial Statements and to certify as to the existence of disclosure controls and procedures within the Company are designed to ensure that information required to be disclosed by the Company in its SEC filings is processed, summarized and reported accurately.

         The Act and regulations promulgated thereunder by the SEC also impose additional measures to be taken by the Company's officers, directors and outside auditors and impose accelerated reporting requirements by officers and directors of the Company in connection with certain changes in their equity holdings of the Company. Implementation of and compliance with the Act and corresponding regulations will likely increase the Company's expenses.

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

         Transactions with Affiliates; Tying Arrangements. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association, generally, is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that is a bank or savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate that engages in any activity impermissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Savings associations are also prohibited from extending credit, offering services, or fixing or varying the consideration for any extension of credit or service on the condition that the customer obtain some additional service from the institution or certain of its affiliates or that the customer not obtain services from a competitor of the institution, subject to certain limited exceptions.

         Restrictions on Acquisitions.

         A savings and loan holding company must obtain the prior approval of the Director of OTS before acquiring, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary.

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

         The OTS capital rule defines Tier 1 or core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for limited amounts of mortgage servicing assets. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2002, WSFS was in compliance with both the core and tangible capital requirements.

         The risk weights assigned by the OTS risk-based capital regulation range from 0% for cash and U.S. government securities to 100% for consumer and commercial loans, non-qualifying mortgage loans, property acquired through foreclosure, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution's reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2002, WSFS was in compliance with the OTS risk-based capital requirements.

         Dividend Restrictions. As the subsidiary of a savings and loan holding company, WSFS must submit notice to the OTS prior to making any capital distribution (which includes cash dividends, stock repurchases and payments to shareholders of another institution in a cash merger). In addition, a savings association must make application to the OTS to pay a capital distribution if
(x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceeds the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

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

         The assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately-capitalized or undercapitalized. Within each capital group, institutions will be assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

         Because the Bank Insurance Fund (BIF) currently exceeds its statutory reserve ratio of 1.25% of insured deposits, most BIF members are not being charged FDIC deposit insurance premiums for the first six months of 2003. In the event that the BIF should fail to meet its statutory reserve ratio, the FDIC would be required to set semi-annual assessment rates for BIF members that are sufficient to increase the reserve ratio to 1.25% within one year or in accordance with such other schedule that the FDIC adopts by regulation to restore the reserve ratio in not more than 15 years. The FDIC continues to assess BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation (FICO), an agency of the federal government established to help fund takeovers of insolvent thrifts. Until December 31, 1999, BIF members were assessed at approximately one-fifth the rate at which Savings

Association Insurance Fund (SAIF) members were assessed. After December 31, 1999, BIF and SAIF members are being assessed at the same rate for debt service on the FICO bonds.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $42.1 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the
reserve   requirement  may  be  to  reduce  the  amount  of  the   institution's
interest-earning assets. As of December 31, 2002 WSFS met its reserve requirements.

ITEM 2. PROPERTIES
------------------

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 2002.

                                                                         Net Book Value
                                                                           Of Property
                                              Owned/     Date Lease       or Leasehold
Location                                      Leased       Expires      Improvements (2)   Deposits
--------                                      ------       -------      ----------------   --------
                                                                                  (In Thousands)
                                                                        ---------------------------
WSFS:
Main Office (1)(2)                            Owned                         $1,081        $211,623
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch                           Leased        2003                95          50,957
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch                         Leased        2006                 7          24,993
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch                Leased        2003                11          66,957
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch          Leased        2003                 9          63,991
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch          Leased        2003                30          86,477
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch             Leased        2005                20          64,525
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
University Plaza Shopping Center Branch       Leased        2003                 8          40,325
  I-95 & Route 273
  Newark, DE  19712
College Square Shopping Center Branch (4)     Leased        2007               242          68,549
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch          Leased        2013                15          68,171
  144 N. DuPont Hwy.
  New Castle, DE  19720
Stanton Branch                                Leased        2006               112          10,909
  Inside ShopRite at First State Plaza
  1600 W. Newport Pike
  Wilmington, DE  19804
Glasgow Branch                                Leased        2008               162          18,863
  Inside Genuardi's at Peoples Plaza
  Routes 40 & 896
  Newark, DE  19804
Middletown Square Shopping Center             Leased        2004                32          15,832
  Inside Parkers Thriftway
  701 N. Broad St.
  Middletown, DE 19709
Dover Branch                                  Leased        2005                79          16,155
  Inside Metro Food Market
  Rt 134 & White Oak Road
  Dover, DE  19901



                                                                                 Net Book Value
                                                                                  of Property
                                                      Owned/    Date Lease        or Leasehold
    Location                                          Leased      Expires       Improvements (2)     Deposits
    --------                                          ------      -------       ----------------     --------
                                                                                          (In Thousands)
                                                                               ------------------------------
    WSFS (continued...):
    --------------------
    Glen Eagle Branch                                 Leased       2003               198             8,019
      Inside Genaurdi's Family Market
      475 Glen Eagle Square
      Glen Mills, PA  19342
    University of Delaware-Trabant University Center  Leased       2003               183             7,605
      17 West Main Street
      Newark, DE  19716
    Brandywine Branch                                 Leased       2004               170            17,775
      Inside Genaurdi's Family Market
      2522 Foulk Road
      Wilmington, DE  19810
    Wal-Mart Branch                                   Leased       2004               257             3,841
      Route 40 & Wilton Boulevard
      New Castle, DE  19720
    Operations Center                                 Owned                         1,007               N/A
      2400 Philadelphia Pike
      Wilmington, DE  19703
    Longwood Branch                                   Leased       2005               188             3,329
      830 E. Baltimore Pike
      E. Marlborough, PA  19348
    Holly Oak Branch                                  Leased       2005               152            19,690
      Inside Superfresh
      2105 Philadelphia Pike
      Claymont, DE  19703
    Elkins Park Branch (7)                            Leased       2005                 -                 -
      More Shopping Center
      7300 Old York Road
      Elkins Park, PA  19027
    Hockessin Branch                                  Leased       2015               577            29,810
      7450 Lancaster Pike
      Wilmington, DE  19707
    Dewey Beach-Loan Office                           Leased       2004                 1               N/A
      Ocean Winds Village
      Dewey Beach, DE  19971
    Middletown Crossing Shopping Center (6)           Leased       2017                 0               N/A
      Route 299 and Silver Lake Road
      Middletown, DE  19709
    Fox Run Shopping Center (8)                       Leased       2006               126               N/A
      Bear, DE
    Wilmington National Finance: (5)
    --------------------------------
    6265 Southfront Road                              Leased       2005                 -               N/A
      Livermore, CA
    1833 Centre Point Drive                           Leased       2005                 -               N/A
      Suite 123
      Naperville, IL  60566
    Suite 350                                         Leased       2005                 -               N/A
      2260 Buler Pike
      Plymouth Meeting, PA  19462
    University Plaza-Bellevue                         Leased       2005                 -               N/A
      262 Chapman Road
      Newark, DE
    175 Great Neck Road                               Leased       2003                 -               N/A
      Suite 407
      Great Neck, NY


                                                                                 Net Book Value
                                                                                  of Property
                                                      Owned/    Date Lease        or Leasehold
    Location                                          Leased      Expires       Improvements (2)    Deposits
    --------                                          ------      -------       ----------------    --------
                                                                                          (In Thousands)
                                                                               -----------------------------
    Wilmington National Finance (continued...):
    -------------------------------------------
    Sunset Ridge Professional Plaza                   Leased       2004                 -               N/A
      2920 N. Green Parkway
      Henderson, NY
    One University Plaza                              Leased       2004                 -               N/A
      8301 JM Keynes Drive
      Suite 400
      Charlotte, NC
    Suite 150                                         Leased       2004                 -               N/A
      4800 River Green Parkway
      Duluth, GA
    WSFS Credit Corporation:
    ------------------------
      30 Blue Hen Drive                               Leased       2007               276               N/A
      Suite 200
      Newark, DE 19713
    Greenville, DE Property  (3)                       Owned          -             2,090               N/A
    ----------------------------
    Wilmington Gateway: (3)
    -----------------------
      500 Delaware Ave.                                Owned          -              5,663              N/A
      Wilmington, DE 19801
                                                                                                  ---------
                                                                                                  $ 898,396
                                                                                                  =========

(1)  Includes location of executive offices.
(2) The net book value of all the Company's investment in premises and equipment totaled $13.8 million at December 31, 2002.
(3) The total includes building and building depreciation listed under Real Estate Held for Investment.
(4)  Includes the Company's Education and Development Center.
(5)  Subsidiary was sold on January 2, 2003.
(6)  Construction to begin in 2004.
(7) Branch was sold on September 30, 2002. Office is now sublet to independent third-party.
(8)  Construction to begin in 2003.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

         There are no material legal proceedings to which the Company or WSFS is a party or to which any of its property is subject except as discussed in Note 16 to the Consolidated Financial Statements.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2002 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

      The information contained under the section captioned "Market for Registrants Common Equity and Related Stockholder Matters" in the 2002 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.



ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                         2002          2001          2000         1999         1998
                                                         ----          ----          ----         ----         ----
                                                              (Dollars  in   Thousands, Except Per Share Data)
         At December 31,
         ---------------
           Total assets.............................  $1,705,000   $1,913,920    $1,739,316    $1,751,037  $1,631,319
           Net loans (1)............................   1,197,032    1,115,372       963,491       860,573     739,462
           Investment securities (2)................      21,777       14,194        29,740        37,473      37,861
           Investment in reverse mortgages, net.....       1,131       33,939        33,683        28,103      31,293
           Other investments........................      93,500      122,889        39,318        36,526      51,418
           Mortgage-backed securities (2)...........     148,238      361,724       339,718       447,749     459,084
           Deposits ................................     898,396    1,146,117     1,121,591       910,090     858,300
           Borrowings (3)...........................     466,006      595,480       443,638       672,465     622,409
           Trust preferred borrowings...............      50,000       50,000        50,000        50,000      50,000
           Stockholders' equity ....................     182,672      100,003        97,146        96,153      85,752
           Number of full-service branches (4)(5)...          21           27            28            24          20

         For the Year Ended December 31,
         -------------------------------
           Interest income..........................  $   94,703   $  101,338    $  120,899    $  108,012  $  105,833
           Interest expense.........................      33,434       46,597        59,499        58,840      59,775
           Noninterest income ......................     124,060       21,125        12,926        11,578      11,243
           Noninterest expenses ....................      51,617       47,689        45,278        40,724      34,501
           Income from continuing operations........      88,018       17,762        18,457        18,587      15,388
           Net income ..............................     101,141       17,083        11,019        19,709      16,512
           Earnings per share:
            Basic:
              Income from continuing operations.....  $     9.69   $     1.85    $     1.73    $     1.64  $     1.25
              Net income ...........................       11.13         1.78          1.03          1.74        1.34
            Diluted:
              Income from continuing operations.....        9.27         1.83          1.73          1.63        1.23
              Net income ...........................       10.65         1.76          1.03          1.73        1.32

           Interest rate spread.....................        4.97%        4.64%         5.01%         3.90%       3.78%
           Net interest margin......................        4.93         4.51          4.77          3.65        3.63
           Return on average equity (6).............       70.69        17.69         18.85         20.89       16.47
           Return on average assets (6).............        6.22         1.33          1.34          1.29        1.15
           Average equity to average assets (6).....        8.79         7.50          7.12          6.17        6.96


          (1)  Includes loans held-for-sale.
          (2)  Includes securities available-for-sale.
          (3) Borrowings consist of FHLB advances and securities sold under agreement to repurchase.
          (4) WSFS closed one branch in 2001. WSFS opened four branches in 1998, 1999 and 2000.
          (5) Six branches were transferred to other financial institutions in 2002.
          (6)  Based on continuing operations.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
       OF OPERATIONS
       -------------

        The  information  contained  in  the  section  captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

        The information contained in the section captioned "Market Risk" in the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLIMENTARY DISCLOSURES
----------------------------------------------------------

        The Registrant's financial statements listed in Item 15 herein are incorporated herein by reference.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

           None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The Information which appears under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal 1 - Election of Directors" in the Registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on April 24, 2003 (the "Proxy Statement") which was filed with the Securities and Exchange Commission on March 26, 2003, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information which appears under the heading "Proposal 1 - Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(a)       Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement

(b)       Security Ownership of Management

          Information required by this item is incorporated herein by reference to the section captioned "Proposal 1 -- Election of Directors -- Stock ownership of Management" of the Proxy Statement

(c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)       Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is  information as of December 31, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                                       Equity Compensation Plan Information

                                          (a)                        (b)                           (c)

                                                                                           Number of securities
                                  Number of Securities         Weighted-Average           remaining available for
                                    to be issued upon           exercise price of          future issuance under
                                 exercise of outstanding          outstanding            equity compensation plans
                                    Options, SARs and          Options, SARs and          (excluding securities
                                  Phantom Stock Awards        Phantom Stock Awards        reflected in column (a)
                                  --------------------        --------------------        -----------------------

Equity compensation plans
  approved by stockholders (1)        1,080,060                     $ 14.55                         69,450

Equity compensation plans
 not approved by stockholders            n/a                           n/a                            n/a
                                      ---------                     -------                         ------

    TOTAL                             1,080,060                     $ 14.55                         69,450
                                      =========                     =======                         ======



     (1) Plans approved by stockholders include the 1986 Stock Option Plan and the 1997 Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information which appears under the heading "Business Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

    (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002, together with the related notes and the independent auditors' report of KPMG, LLP, independent accountants.

         2.  Schedules omitted as they are not applicable.

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

4.4 Form of Trust Preferred Security Certificate of WSFS Capital Trust I, incorporated herein by reference to Exhibit 4.3 to Form 8-K/A.

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

10.3 Amended and Restated Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.

10.4 2000 Stock Option and Temporary Severance Agreement among Wilmington Savings Fund Society, Federal Savings Bank, WSFS Financial Corporation and Marvin N.


       Schoenhals on February 24, 2000 is incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000

10.4.1 Severance Policy among Wilmington  Savings Fund Society,  Federal Savings
       Bank  and  certain   Executives   dated  March  13,  2001,  as  amended  is
       incorporated  herein by  reference  to Exhibit  10.4.1 of the  Registrant's
       Annual Report on Form 10-K for the year ended December 31, 2001.

13     Portions of the Corporations 2002 Annual Report to Shareholders

21     Subsidiaries of Registrant.

23     Consent of KPMG LLP.

99.1   Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
       Section 906 of the Sarbanes- Oxley Act of 2002


Exhibits 10.1 through 10.5 represent management contracts or compensatory plan arrangements.

(b)    Reports on 8-K:

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

       On November 25, 2002, the Registrant filed a Form 8-K pursuant to items 5 and 7 announcing that it had sold substantially all of its reverse mortgage loans to an affiliate of Lehman Brothers, the global investment bank, for approximately $136 million, primarily in cash, after costs and expenses.

       On January 2, 2003, the Registrant announced it had closed the previously announced sale of its majority-owned subsidiary, Wilmington Finance, Inc., an originator and seller of non- conforming loans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WSFS FINANCIAL CORPORATION


Date:   March  25, 2003                    BY:    /s/ Marvin N. Schoenhals
                                                  ------------------------------
                                                  Marvin N. Schoenhals
                                                  Chairman and President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 25, 2003                     BY:    /s/ Marvin N. Schoenhals
                                                  -----------------------------------
                                                  Marvin N. Schoenhals
                                                  Chairman and President


Date:   March 25, 2003                     BY:    /s/ Charles G. Cheleden
                                                  -----------------------------------
                                                  Charles G. Cheleden
                                                  Vice Chairman and Director


Date:   March 25, 2003                     BY:    /s/ John F. Downey
                                                  -----------------------------------
                                                  John F. Downey
                                                  Director


Date:   March 25, 2003                     BY:    /s/ Linda C. Drake
                                                  -----------------------------------
                                                  Linda C. Drake
                                                  Director


Date:   March 25, 2003                     BY:    /s/ David E. Hollowell
                                                  -----------------------------------
                                                  David E. Hollowell
                                                  Director


Date:   March 25, 2003                     BY:    /s/ Joseph R. Julian
                                                  -----------------------------------
                                                  Joseph R. Julian
                                                  Director



Date:   March 25, 2003                     BY:    /s/ Thomas P. Preston
                                                  -----------------------------------
                                                  Thomas P. Preston
                                                  Director


Date:   March 25, 2003                     BY:    /s/ Claibourne D. Smith
                                                  -----------------------------------
                                                  Claibourne D. Smith
                                                  Director


Date:  March 25, 2003                      BY:
                                                  -----------------------------------
                                                  Eugene W. Weaver
                                                  Director


Date:   March 25, 2003                     BY:    /s/ R. Ted Weschler
                                                  -----------------------------------
                                                  R. Ted Weschler
                                                  Director


Date:   March 25, 2003                     BY:    /s/ Dale E. Wolf
                                                  -----------------------------------
                                                  Dale E. Wolf
                                                  Vice Chairman and Director


Date:   March 25, 2003                     BY:    /s/ Mark A. Turner
                                                  -----------------------------------
                                                  Mark A. Turner
                                                  Chief Operating Officer and
                                                  Chief Financial Officer


Date:   March 25, 2003                     BY:    /s/ Robert F. Mack
                                                  -----------------------------------
                                                  Robert F. Mack
                                                  Senior Vice President and Controller

                           WSFS FINANCIAL CORPORATION
                              Wilmington, Delaware

                                  CERTIFICATION
                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

I, Marvin N. Schoenhals, Chairman, President and Chief Executive Officer of WSFS Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Annual Report on Form 10-K for the year ended December 31, 2002, of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 25, 2003                            /s/Marvin N. Schoenhals
                                                     ---------------------------
                                                     Marvin N. Schoenhals
                                                     Chairman and President

                           WSFS FINANCIAL CORPORATION
                              Wilmington, Delaware
                                  CERTIFICATION
                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

I, Mark A. Turner, Chief Operating Officer and Chief Financial Officer, of WSFS Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Annual Report on Form 10-K for the year ended December 31, 2002, of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the Financial Statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within the those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other Associates who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 25, 2003                  /s/Mark A. Turner
                                           ----------------------------
                                           Mark A. Turner
                                           Chief Operating Officer and
                                             Chief Financial Officer