Form 10-Q
period 2003-03-31
WSFS FINANCIAL CORP
filed 2003-05-15
CIK 828944

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003
                                --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


838 Market Street, Wilmington, Delaware                     19801
---------------------------------------     ------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (302) 792-6000
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  YES (X)    NO ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2003:

Common Stock, par value $.01 per share                      7,725,442
--------------------------------------                      ---------
          (Title of Class)                              (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                          Page
                                                                          ----
Item 1.  Financial Statements
         --------------------

         Consolidated Statement of Operations for the Three Months Ended
           March 31, 2003 and 2002 (Unaudited)............................   3

         Consolidated Statement of Condition as of March 31, 2003
         (Unaudited) and December 31, 2002................................   5

         Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 2003 and 2002 (Unaudited)..............................   6

         Notes to the Consolidated Financial Statements for the Three
         Months Ended March 31, 2003 and 2002 (Unaudited).................   8

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations........................................  16
         -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  25
         ----------------------------------------------------------

Item 4.  Disclosure Controls and Procedures ..............................  25
         ----------------------------------


                           PART II. Other Information

Item 1.  Legal Proceedings................................................  26
         -----------------

Item 2.  Changes in Securities and Uses of Proceeds.......................  26
         ------------------------------------------

Item 3.  Defaults upon Senior Securities..................................  26
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..............  26
         ---------------------------------------------------

Item 5.  Other Information................................................  27
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.  ..............................  27
         --------------------------------

Signatures ...............................................................  28

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .  29

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                              2003        2002
                                                                              ----        ----
                                                                                (unaudited)
                                                                          (Dollars in Thousands)
Interest income:
Interest and fees on loans ............................................   $ 17,862    $ 18,227
Interest on mortgage-backed securities ................................      3,482       1,630
Interest and dividends on investment securities .......................        251         239
Interest on investments in reverse mortgages ..........................        (77)      6,994
Other interest income .................................................        389         346
                                                                          --------    --------
                                                                            21,907      27,436
                                                                          --------    --------
Interest expense:
Interest on deposits ..................................................      2,479       3,248
Interest on Federal Home Loan Bank advances ...........................      4,481       4,528
Interest on federal funds purchased and securities sold under
  agreements to repurchase ............................................        140         536
Interest on trust preferred borrowings ................................        496         636
Interest on other borrowings ..........................................         96         100
Cost of funding businesses held-for-sale ..............................       --          (568)
                                                                          --------    --------
                                                                             7,692       8,480
                                                                          --------    --------
Net interest income ...................................................     14,215      18,956
Provision for loan losses .............................................        775         707
                                                                          --------    --------
Net interest income after provision for loan losses ...................     13,440      18,249
                                                                          --------    --------

Noninterest income:
Loan servicing fee income .............................................        672         791
Deposit service charges ...............................................      1,905       2,025
Credit/debit card and ATM income ......................................      2,173       1,648
Gain on sale of loans .................................................        404          19
Other income ..........................................................        656         541
                                                                          --------    --------
                                                                             5,810       5,024
                                                                          --------    --------
Noninterest expenses:
Salaries, benefits and other compensation .............................      6,819       6,342
Equipment expense .....................................................        933       1,023
Data processing and operations expense ................................        677         895
Occupancy expense .....................................................        988         941
Marketing expense .....................................................        407         314
Professional fees .....................................................        501         820
Other operating expenses ..............................................      2,645       1,691
                                                                          --------    --------
                                                                            12,970      12,026
                                                                          --------    --------
Income from continuing operations before taxes and cumulative effect of
  change in accounting principle ......................................      6,280      11,247
Income tax provision ..................................................      2,199       4,160
                                                                          --------    --------
Income from continuing operations before cumulative effect of change in
  accounting principle ................................................      4,081       7,087
Cumulative effect of change in accounting principle, net of taxes .....          -         703
                                                                          --------    --------
Income from continuing operations .....................................      4,081       7,790
Income on discontinued operations of businesses held-for-sale,
  net of taxes ........................................................          -       1,636
Gain on sale of businesses held-for-sale, net of taxes ................     41,181           -
                                                                          --------    --------

Net income ............................................................   $ 45,262    $  9,426
                                                                          ========    ========

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                          2003       2002
                                                                                          ----       ----
                                                                                            (unaudited)
Earnings per share:
  Basic:
     Income from continuing operations before cumulative effect of change in
        accounting principle, net of tax benefit ...............................       $  0.49    $  0.77
     Cumulative effect of change in accounting principle, net of tax benefit ...             -       0.08
                                                                                       -------    -------
     Income from continuing operations .........................................          0.49       0.85
     Income on discontinued operations of businesses held-for-sale, net of taxes             -       0.18
     Gain on sale of businesses held-for-sale, net of taxes ....................          4.92          -
                                                                                       -------    -------
         Net income ............................................................       $  5.41    $  1.03
                                                                                       =======    =======

  Diluted:
     Income from continuing operations before cumulative effect of change in
       accounting principle, net of tax benefit ................................       $  0.46    $  0.76
     Cumulative effect of change in accounting principle, net of tax benefit ...             -       0.08
                                                                                       -------    -------
     Income from continuing operations .........................................          0.46       0.84
     Income on discontinued operations of businesses held-for-sale, net of taxes             -       0.17
     Gain on sale of businesses held-for-sale, net of taxes ....................          4.62          -
                                                                                       -------    -------
         Net income ............................................................       $  5.08    $  1.01
                                                                                       =======    =======


The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                       March  31,    December 31,
                                                                                         2003            2002
                                                                                      -----------    -----------
                                                                                      (Unaudited)
                                                                                           (In Thousands)
Assets
Cash and due from banks ...........................................................   $   135,061    $   162,258
Federal funds sold and securities purchased under agreements to resell ............             -         64,045
Interest-bearing deposits in other banks ..........................................         1,180          7,476
Investment securities held-to-maturity ............................................        10,664         10,724
Investment securities available-for-sale ..........................................        11,009         11,053
Mortgage-backed securities held-to-maturity .......................................        30,299         39,157
Mortgage-backed securities available-for-sale .....................................       495,927         98,081
Mortgage-backed securities trading ................................................        11,165         11,000
Investment in reverse mortgages, net ..............................................           779          1,131
Loans held-for-sale ...............................................................         2,439          3,516
Loans, net of allowance for loan losses of $21,941 at March 31, 2003 and
  $21,452 at December 31, 2002 ....................................................     1,136,239      1,075,870
Loans of businesses held-for-sale .................................................             -        117,646
Stock in Federal Home Loan Bank of Pittsburgh, at cost ............................        31,993         21,979
Assets acquired through foreclosure ...............................................           942            904
Premises and equipment ............................................................        13,375         13,838
Accrued interest receivable and other assets ......................................        20,948         15,116
Other assets of businesses held-for-sale ..........................................             -          3,810
Loans, operating leases and other assets of discontinued operations ...............        36,086         47,396
                                                                                      -----------    -----------
Total assets ......................................................................   $ 1,938,106    $ 1,705,000
                                                                                      ===========    ===========

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
  Noninterest-bearing demand ......................................................   $   185,946    $   182,957
  Money market and interest-bearing demand ........................................       112,794        109,259
  Savings .........................................................................       304,846        292,917
  Time ............................................................................       219,401        236,793
  Jumbo certificates of deposit - retail ..........................................        43,889         50,146
                                                                                      -----------    -----------
          Total retail deposits ...................................................       866,876        872,072
  Jumbo certificates of deposit - non-retail ......................................        32,844         26,324
                                                                                      -----------    -----------
Total deposits ....................................................................       899,720        898,396

Federal funds purchased and securities sold under agreements to repurchase ........        85,175         25,925
Federal Home Loan Bank advances ...................................................       626,463        403,500
Trust preferred borrowings ........................................................        50,000         50,000
Other borrowed funds ..............................................................        40,592         36,581
Accrued expenses and other liabilities ............................................        38,833         37,219
Other liabilities of businesses held-for-sale .....................................             -         57,862
                                                                                      -----------    -----------
Total liabilities .................................................................     1,740,783      1,509,483
                                                                                      -----------    -----------

Minority Interest .................................................................             -         12,845

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none issued and
outstanding .......................................................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued 14,873,311
  at March 31, 2003, and 14,859,721 at December 31, 2002 ..........................           149            149
Capital in excess of par value ....................................................        60,079         59,789
Accumulated other comprehensive income ............................................          (575)           904
Retained earnings .................................................................       252,188        207,358
Treasury stock at cost, 7,046,869 shares at March 31, 2003 and 6,162,269
  shares at December 31, 2002 .....................................................      (114,518)       (85,528)
                                                                                      -----------    -----------
Total stockholders' equity ........................................................       197,323        182,672
                                                                                      -----------    -----------
Total liabilities, minority interest and stockholders' equity .....................   $ 1,938,106    $ 1,705,000
                                                                                      ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                                             WSFS FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                                    2003         2002
                                                                                                    ----         ----
                                                                                                       (Unaudited)
                                                                                                     (In Thousands)
Operating activities:
Net income .................................................................................   $  45,262    $   9,426
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses ..................................................................         775          707
Depreciation, accretion and amortization ...................................................       2,021        1,136
Increase in accrued interest receivable and other assets ...................................      (5,401)      (7,412)
Origination of loans held-for-sale .........................................................     (15,096)    (300,952)
Proceeds from sales of loans held-for-sale .................................................      19,998      317,659
Increase in accrued interest payable and other liabilities .................................       1,574        5,650
Gain on sale of segment held-for-sale ......................................................     (64,749)           -
Decrease (increase) in reverse mortgage capitalized interest, net ..........................         829       (8,165)
Minority interest in net income ............................................................           -        2,405
Other, net .................................................................................         (93)          33
                                                                                               ---------    ---------
Net cash (used for) provided by operating activities .......................................     (14,880)      20,487
                                                                                               ---------    ---------

Investing activities:
Net decrease in interest-bearing deposits in other banks ...................................       6,296       13,263
Maturities of investment securities ........................................................         105          807
Repayments of mortgage-backed securities held-to-maturity ..................................       8,807       10,885
Repayments of mortgage-backed securities available-for-sale ................................      39,660       71,466
Purchases of mortgage-backed securities available-for-sale .................................    (440,937)    (128,875)
Repayments on reverse mortgages ............................................................         920        9,386
Disbursements for reverse mortgages ........................................................      (1,441)      (1,681)
Sales of loans .............................................................................           -        5,986
Sale of segments held-for-sale .............................................................     128,343            -
Purchase of loans ..........................................................................      (3,539)     (13,664)
Net increase in loans ......................................................................     (61,235)     (13,747)
Net (increase) decrease in stock of Federal Home Loan Bank of Pittsburgh ...................     (10,014)       5,250
Sales of assets acquired through foreclosure, net ..........................................         191          166
Premises and equipment, net ................................................................        (399)        (603)
                                                                                               ---------    ---------

Net cash used for investing activities .....................................................    (333,243)     (41,361)
                                                                                               ---------    ---------

Financing activities:
Net increase in demand and savings deposits ................................................      22,463        6,869
Net decrease in time deposits ..............................................................     (17,129)        (938)
Receipts from FHLB borrowings ..............................................................     564,200      170,000
Repayments of FHLB borrowings ..............................................................    (341,236)    (235,000)
Receipts from reverse repurchase agreements ................................................      78,475            -
Repayments of reverse repurchase agreements ................................................     (78,225)           -
Net increase in federal funds purchased ....................................................      59,000            -
Net decrease in obligations under capital lease ............................................           -          (36)
Dividends paid on common stock .............................................................        (432)        (362)
Issuance of common stock ...................................................................         290           57
Purchase of treasury stock, net of re-issuance .............................................     (28,990)        (579)
Minority interest ..........................................................................     (12,845)      (3,196)
                                                                                               ---------    ---------

Net cash provided by (used for) financing activities .......................................     245,571      (63,185)
                                                                                               ---------    ---------
Decrease in cash and cash equivalents from continuing operations ...........................    (102,552)     (84,059)
Change in net assets from discontinued operations ..........................................      11,310       18,542
Cash and cash equivalents at beginning of period ...........................................     226,303      170,592
                                                                                               ---------    ---------
Cash and cash equivalents at end of period .................................................   $ 135,061    $ 105,075
                                                                                               =========    =========


                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                 2003        2002
                                                                                 ----        ----

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for interest ...................................................   $  7,143    $ 10,106
Cash paid for income taxes, net ..........................................     23,186       3,528
Loans transferred to assets acquired through foreclosure .................        168          40
Net change in other comprehensive income .................................     (1,479)       (253)

The accompanying notes are an integral part of these financial statements

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

     The consolidated Financial Statements include the accounts of the parent company (WSFS Financial Corporation), WSFS Capital Trust I, Wilmington Savings Fund Society, FSB (WSFS) and its wholly-owned subsidiaries, WSFS Investment Group, Inc. , WSFS Reit, Inc. and WSFS Credit Corporation (WCC). As discussed in
Note 4 of the Financial Statements, the results of WSFS Credit Corporation, the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations. In addition, the consolidated Financial Statements include the not wholly-owned, but majority controlled, Wilmington Finance, Inc. (WF) and CustomerOne Financial Network, Inc. (C1FN). C1FN was sold in November 2002 and WF was sold in January 2003. These subsidiaries were classified as businesses held-for-sale and the Statement of Operations was retroactively restated for all periods presented. WF was classified as a business held-for-sale on the Statement of Condition at December 31, 2002. See
Note 5 of the Financial Statements for further discussion of Businesses Held-for-Sale.

     WSFS Capital Trust I was formed in 1998 to sell Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of higher rate debt.

     WSFS Investment Group, Inc. markets various third-party insurance and securities products to Bank customers through WSFS' branch system.

     WSFS Reit, Inc. is a real estate investment trust formed in 2002 to hold qualifying real estate assets and may be used in the future as a vehicle to raise capital.

     Certain reclassifications have been made to the prior years' Financial Statements to conform them to the current year's presentation. All significant intercompany transactions are eliminated in consolidation. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2002 Annual Report.

2.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                            Three months ended March 31,
                                                                                            ----------------------------
                                                                                                    2003        2002
                                                                                                 -------     -------
                                                                                                (In Thousands, Except
                                                                                                      Per Share Data)
     Numerator:
              Income from continuing operations before cumulative effect
                of change in accounting principle, net of tax benefit ........................      $ 4,081     $ 7,087
              Cumulative effect of change in accounting principle, net of tax benefit ........            -         703
                                                                                                    -------     -------
              Income from continuing operations ..............................................        4,081       7,790
              Income from discontinued operations of businesses held-for-sale, net of taxes...            -       1,636
              Gain on sale of businesses held-for-sale, net of taxes .........................       41,181           -
                                                                                                    -------     -------
              Net income .....................................................................      $45,262     $ 9,426
                                                                                                    =======     =======

     Denominator:
             Denominator for basic earnings per share -
               weighted average shares .......................................................        8,370       9,133
             Effect of dilutive employee stock options .......................................          536         183
                                                                                                    -------     -------
             Denominator for diluted earnings per share -adjusted weighted average
               shares and assumed exercise ...................................................        8,906       9,316
                                                                                                    =======     =======

     Earnings per share:
     Basic:
              Income from continuing operations before cumulative effect
                of change in accounting principle, net of tax benefit ........................      $  0.49     $  0.77
              Cumulative effect of change in accounting principle, net of tax benefit ........            -        0.08
                                                                                                    -------     -------
              Income from continuing operations ..............................................         0.49        0.85
              Income from discontinued operations of businesses held-for-sale, net of taxes...            -        0.18
              Gain on sale of businesses held-for-sale, net of taxes .........................         4.92           -
                                                                                                    -------     -------
              Net income .....................................................................      $  5.41     $  1.03
                                                                                                    =======     =======

     Diluted:
              Income from continuing operations before cumulative effect
                of change in accounting principle, net of tax benefit ........................      $  0.46     $  0.76
              Cumulative effect of change in accounting principle, net of tax benefit ........            -        0.08
                                                                                                    -------     -------
              Income from continuing operations ..............................................         0.46        0.84
              Income from discontinued operations of businesses held-for-sale, net of taxes...            -        0.17
              Gain on sale of businesses held-for-sale, net of taxes .........................         4.62           -
                                                                                                    -------     -------
              Net income .....................................................................      $  5.08     $  1.01
                                                                                                    =======     =======

Outstanding common stock equivalents having no dilutive effect, in thousands .................          105          54


3.  VALUATION OF STOCK OPTION GRANTS

     At March 31, 2003, the Corporation had two stock-based employee compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the company applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                    Three months ended March 31,
                                                                                    ----------------------------
                                                                                            2003      2002
                                                                                            ----      ----
                                                                                       (In Thousands, Except
                                                                                          Per Share Data)

Income from continuing operations, as reported ........................................   $4,081    $7,790
   Less: Total stock-based employee compensation expense determined under fair value
         based methods for all awards, net of related tax effects .....................     (196)     (202)
                                                                                          ------    ------
Pro forma income from continuing operations ...........................................   $3,885    $7,588
                                                                                          ======    ======

Earnings per share:
 Basic:
 ------
 Income from continuing operations, as reported .......................................   $ 0.49    $ 0.85
   Less: Total stock-based employee compensation expense determined under fair value
         based methods for all awards, net of related tax effects .....................    (0.02)   $(0.02)
                                                                                          ------    ------
 Pro forma income from continuing operations ..........................................   $ 0.47    $ 0.83
                                                                                          ======    ======

 Diluted:
 --------
 Income from continuing operations, as reported .......................................   $ 0.46    $ 0.84
   Less: Total stock-based employee compensation expense determined under fair value
         based methods for all awards, net of related tax effects .....................    (0.02)    (0.02)
                                                                                          ------    ------
 Pro forma income from continuing operations ..........................................   $ 0.44    $ 0.82
                                                                                          ======    ======

4.       Discontinued Operations of a Business Segment

     WSFS Financial Corporation discontinued the operations of WCC in 2000. WCC, which had 1,775 lease contracts and 919 loan contracts at March 31, 2003, no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004.

     In accordance with APB 30, which was the authoritative literature in 2000, accounting for discontinued operations of a business segment at that time required that the Company forecast operating results over the wind-down period and accrue any expected net losses. The historic results of WCC's operations, the accrual of expected losses to be incurred over the wind-down period, and the future reported results of WCC are required to be treated as Discontinued Operations of a Business Segment, and shown in a summary form separately from the Company's results of continuing operations in reported results of the Corporation.

     As a result, the Corporation has established a reserve to absorb expected future net losses of WCC. Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve is re-evaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. At March 31, 2003, there were approximately $29.9 million of contract residuals outstanding for which management has estimated approximately $6.3 million in future losses. Management has inherently provided for these losses through a combination of expected operating results of WCC (excluding residual losses), reserves for residual losses and reserves for discontinued operations.

     The following table presents the operating leases, loans and other assets of discontinued operations at March 31, 2003 and December 31, 2002:

                                                              At March 31,   At December 31,
                                                                   2003           2002
                                                               ------------   --------------
                                                                    (In Thousands)
         Vehicles under operating leases, net of reserves.....  $32,794          $44,693
         Loans ...............................................    5,745            7,285
         Other noncash assets ................................    2,621            2,367
         Less:
             Reserve for losses of discontinued operations....    5,074            6,949
                                                                -------          -------
         Loans,  operating leases and other assets  of
           discontinued operations ...........................  $36,086          $47,396
                                                                =======          =======


     The following table presents the net income from discontinued operations for the three months ended March 31, 2003 and 2002:

                                               For the three months ended March 31,
                                               ------------------------------------
                                                      2003           2002
                                                      ----           ----
                                                         (In Thousands)

Interest income ............................         $ 144          $ 302
Allocated interest expense (1) .............           400            755
                                                     -----          -----
Net interest expense .......................          (256)          (453)
                                                     -----          -----

Loan and lease servicing fee income ........           111            132
Rental income on operating leases, net .....           141            610
Other income ...............................             1              4
                                                     -----          -----
Noninterest income .........................           253            746

Noninterest expenses .......................           180            334
                                                     -----          -----
Income (loss) before taxes .................          (183)           (41)
(Credit) charge to reserve  for losses on
   discontinued operations .................           183             41
Income tax provision .......................             -              -
                                                     -----          -----
Income from discontinued operations ........         $   -          $   -
                                                     =====          =====


(1) Allocated interest expense for the three months ended March 31, 2003 and 2002 was a direct matched-maturity funding of the net non-cash assets of discontinued operations. The average borrowing rates for the three months ended March 31, 2003 and 2002 were 3.36% and 2.88%, respectively.


5.   BUSINESSES HELD FOR SALE

     In September 2002, WSFS sold its United Asian Bank Division (UAB). UAB was started in 2000 as a single branch to serve the Korean and Asian communities of Elkins Park, Pennsylvania and the surrounding area. The sale resulted in an after tax gain of $737,000 and included $8.6 million in deposits and $15.8 million in loans in addition to branch fixed assets and the lease obligations.

     In November 2002, the Corporation completed the sale of C1FN and related interests in its Everbank Division to Alliance Capital Partners, Inc., the privately held parent company of First Alliance Bank, a federally chartered savings bank. Everbank was started with C1FN in 1999 as a joint initiative in Internet and branchless banking. Consistent with the manner in which the segment was managed and operated, information in this report labeled "C1FN" generally represents the pro forma combined results of C1FN and WSFS' Everbank Division (the C1FN/Everbank segment). The sale included total assets of $342.8 million and deposits of $340.1 million. WSFS recorded an after tax gain of $187,000 on this sale.

     Under a provision of the agreement between sellers and buyers, certain sale consideration was withheld in two separate escrow accounts pending the resolution of certain events. WSFS' portion of these escrow amounts totaled approximately $786,000. These amounts were not recognized by WSFS at December 31, 2002, as their receipt is not assured beyond a reasonable doubt. In March 2003, management received $175,000 of the $786,000 held in escrow. As a result, management recorded the $175,000 ($117,000 after taxes) as a gain on the sale of businesses held-for-sale in the first quarter of 2003. See Note 10 of the Financial Statements for further discussion.

     Also in November 2002, WSFS signed a definitive agreement with American General Finance, Inc. for the sale of WSFS' majority-owned subsidiary, Wilmington Finance, Inc. (WF). WF is engaged in sub-prime residential mortgage banking. WF conducts activity on a national level and aggregates loans primarily through brokers and sells them to investors. The WF sale was completed on January 2, 2003 for an after tax gain of $41.1 million.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, income (losses) from these three businesses (UAB, C1FN/Everbank and WF) have been presented as income/losses of businesses held-for-sale, and presented separately for all periods presented.

     The gains realized on the sale of C1FN and WF are presented on the statement of operations, net of tax. The average balance sheet is presented with total assets and liabilities of businesses held-for-sale displayed separately.

     The following table presents the net income from businesses held-for-sale for the three months ended March 31, 2002. No activity other than the $41.1 million after tax gain on the sale of WF and the $117,000 additional after tax gain on C1FN was recorded in the first quarter of 2003:

                                             For the Three Months Ended March 31, 2002
                                             -----------------------------------------
                                                 WF1       C1FN       UAB       Total
                                               -------   -------    -------    -------
                                                         (In Thousands)
Net interest income .......................   $ 1,183   $ 1,548    $   265    $ 2,996
Provision for loan losses .................         -        30         18         48
                                               -------   -------    -------    -------
Net interest income after provision .......     1,183     1,518        247      2,948
Noninterest income ........................    11,649     1,011         24     12,684
                                               -------   -------    -------    -------
Total revenues ............................    12,832     2,529        271     15,632
Noninterest expenses ......................     7,371     2,799        403     10,573
                                               -------   -------    -------    -------

Income before taxes and minority interest..     5,461      (270)      (132)     5,059
Minority interest .........................     2,686      (281)         -      2,405
                                               -------   -------    -------    -------
Income before taxes .......................     2,775        11       (132)     2,654
Provision for income taxes ................     1,068         3        (53)     1,018
                                               -------   -------    -------    -------

Income from businesses held-for-sale ......   $ 1,707   $     8    $   (79)   $ 1,636
                                               =======   =======    =======    =======

(1) Includes $568,000 in interest expense allocated to fund the average net assets of $71.2 million of businesses held-for-sale. The rate of 3.19% is based on the weighted average rate on other borrowed funds, which approximates the marginal funding rate for this niche business.


6.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     The Corporation has an interest-rate cap with a notional amount of $50 million, which limits 3-month LIBOR to 6% for the ten years ending December 1, 2008. The cap is being used to hedge the cash flows on $50 million in Trust Preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million.

     The fair market value (FMV) of the cap has two components: the intrinsic value and the time value of the option. Prior to July 1, 2002, the cap was marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included as a separate component of other comprehensive income and changes in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.

     On July 1, 2002, as a result of a change in the guidance from the FASB for implementation of Statement 133, the Corporation dedesignated the original cash flow hedge and redesignated the interest rate cap so that the entire change in the market value of the cap now is included in other comprehensive income. As part of redesignating the new cash flow hedge, the method of assessing effectiveness was changed. It is now based on the total change to the interest rate cap's cash flows, and not only the change to intrinsic value, as was the basis of assessing effectiveness under the prior hedging designation. As a result of the change in the methodology for assessing effectiveness, the hedging relationship is considered to be perfectly effective and can reasonably be expected to remain so. Therefore, the full change to the fair value of interest rate cap is recorded in other comprehensive income. The fair value of the cap is estimated using a standard option model and quoted market prices of similar instruments.

     At July 1, 2002, the inception date of the redesignated hedging relationship, the fair value of the interest rate cap was $1.6 million. This amount was allocated to the respective multiple "caplets" on a fair value basis. The change in each caplet's respective allocated fair value amount is reclassified out of other comprehensive income and into interest expense when each of the quarterly interest payments is made on the Trust Preferred debt. The redesignation of the cash flow hedge has the effect of providing a more systematic method for amortizing the cost of the cap against earnings.

     Except for those discussed above, management is not aware of any events that would result in the reclassification of gains and losses into earnings that are currently reported in accumulated other comprehensive income.

     Everbank entered into short-term forward exchange contracts to provide an effective fair value hedge on the foreign currency denominated deposits from fluctuations that may occur in world currency markets. At March 31, 2002, Everbank had entered into such contracts with notional amounts of $66.2 million. During the three months ended March 31, 2002, the expense associated with these hedging contracts was almost entirely offset by changes in the fair value of the world currency denominated deposits. There was no material impact on noninterest income. WSFS sold C1FN/Everbank on November 5, 2002 and therefore had no foreign exchange contracts at March 31, 2003.

     Related to its sale of reverse mortgages, in November 2002 the Corporation acquired a series of options to acquire up to 49.9% of Class "O" certificates issued in connection with mortgage-backed security SASCO RM-1 2002. The aggregate exercise price of the series of options is $1.0 million. Because the net present value of the estimated cash flows coming from WSFS' options on the highly illiquid Class "O" certificates is significantly less than the $1.0 million exercise price, WSFS has valued the option at $0 at March 31, 2003. The option will be evaluated quarterly for any changes in the estimated valuation.

     The following depicts the change in the fair market value of the Company's derivatives:

                                                                2003                                      2002
                                                  ---------------------------------      -------------------------------------
                                                     At                      At             At                          At
                                                  January 1,   Change     March 31,      January 1,      Change      March 31,
                                                  ----------   ------     ---------      ----------      ------      ---------
                                                                               (In Thousands)
Interest Rate Cap:
Intrinsic value - dedesignated cap ..........      $     -    $     -       $     -       $   589       $   269       $   858(1)
Time value - dedesignated cap ...............            -          -             -         1,945           (58)(2)     1,887
Redesignated cap ............................        1,012        (39)          973(1)          -             -             -
                                                   -------    -------       -------       -------       -------       -------
Total........................................      $ 1,012    $   (39)      $   973       $ 2,534       $   211       $ 2,745
                                                   =======    =======       =======       =======       =======       =======
Foreign Exchange Contracts
Time Value ..................................          N/A        N/A           N/A       $  (395)      $ 1,396       $ 1,001
                                                                                          =======       =======       =======

Options on class "O" Certificates of MBS.....      $     -    $     -       $     -           N/A           N/A           N/A

(1)  Included in other comprehensive income, net of taxes.
(2)  Included  in  interest   expense  on  the  hedged  item  (trust   preferred
     borrowings).


7. COMPREHENSIVE INCOME

     The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130:

                                                           For the Three Months ended March 31,
                                                           ------------------------------------
                                                                      2003        2002
                                                                      ----        ----
                                                                     (In Thousands)

Net income ....................................................   $ 45,262    $  9,426

Other Comprehensive Income:
  Net unrealized holding losses on securities
    available-for-sale arising during the period,
    net of taxes ..............................................     (1,452)       (427)
  Net unrealized holding (losses) gains arising during the
    period on derivatives used for cash flow hedge,
    net of taxes ..............................................        (27)        175
  Reclassification adjustment for gains included in net income,
     net of taxes .............................................          -          (1)
                                                                  --------    --------
Total comprehensive income ....................................   $ 43,783    $  9,173
                                                                  ========    ========


8.   TAXES ON INCOME

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


9.   SEGMENT INFORMATION

     Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation consists only of its core community banking operations and has no other operating segments. Generally, reportable segments are business units that are managed separately, operate under different regulations and offer different services to distinct customer bases. Previously, WCC, C1FN and WF were classified as operating segments, however, as a result of the discontinuance of WCC, the sale of C1FN in November of 2003 and the sale of WF in 2003 these businesses were classified as discontinued operations or businesses held-for-sale and no longer considered segments. For a further discussion see Notes 4 and 5 of the Financial Statements.


 10.  INDEMNIFICATIONS

     Sale of C1FN/Everbank Segment. On November 5, 2002, the C1FN/Everbank segment of WSFS was sold by WSFS and other shareholders of C1FN to Alliance
Capital Partners, Inc. and its subsidiary, First Alliance Bank, F.S.B. As is customary in the sale of a privately-held business, certain indemnifications were provided by the sellers in the event of costs, losses, damages, etc (collectively, "Damages") incurred and successfully claimed by the buyer for breaches of sellers' representations and warranties, sellers' failure to perform under the transaction agreements, and the sellers' ownership and operation of the business prior to sale, generally speaking. This indemnification extends for one year from the sale date and is capped at $1,750,000 in the aggregate, which has been placed in escrow. Buyer's damages must exceed $200,000 before any initial claims may be made. WSFS' share of this indemnification escrow is $611,000, which may be received by WSFS in the future if no claims are successfully made against the indemnification. WSFS has not recognized this portion of the sale consideration, as receipt of this amount is not assured beyond a reasonable doubt. This amount, or portions thereof, will be recognized if and when such assurance level is reached.

     In  addition  to  the  above  indemnification,   WSFS  separately  provided
indemnification to the buyer for Damages, if any, that may result from C1FN shareholders bringing claims against the buyer as a result of the Services Agreement and amendments (collectively, "Services Agreements") between WSFS and C1FN over the life of those arrangements. This indemnification was provided by
WSFS purely to facilitate the timely sale of C1FN/Everbank, and is not specifically related to a change in an underlying asset or liability. This indemnification extends for two years from the sale date and is capped at approximately $8.2 million. WSFS is not aware of any claims under this indemnification, and given the facts and circumstances surrounding both the Services Agreements and the sale of C1FN, management of WSFS believes the likelihood of any payments under this separate indemnification is very remote. As a result of these circumstances, and the general nature of the indemnification, no provision for loss has been made in WSFS' Financial Statements at March 31, 2003.

     Sale of Wilmington Finance, Inc. On January 2, 2003, Wilmington Finance, Inc. (WF), WSFS' majority-owned subsidiary was sold to American General Finance, Inc. As is customary in the sale of a privately-held business, certain indemnifications were provided by WSFS and the other shareholders of WF to the buyer.

     Indemnifications provided by the sellers Damages incurred by, and successfully claimed by the buyer and fall into 4 separate categories. These include: (1) indemnification for sellers' ownership, which indemnification extends indefinitely and is uncapped in amount; (2) indemnification for tax, environmental, and benefit plan related issues, all of which indemnifications extend for their respective statute of limitations and are uncapped in amount;
(3) breaches of sellers' representations and warranties and covenants in the sale agreement (sellers' breaches indemnification), which extends for 18 months from the sale date and are capped at the purchase price (approximately $123 million); and (4) protection to the buyer in the event of successful third-party claims that result from the operation of the business prior to the sale date (third-party claims indemnification). This third-party claims indemnification includes time limits and dollar limits as follows: (i) for the first 12 months after the sale the dollar limit is $57 million; (ii) from months 13 through 18 the dollar limit is $52 million; and (iii) from months 19 through 30 the dollar limit is $32 million. Buyer must incur $2 million of damages and exhaust any related reserves provided in the closing balance sheet before an initial dollar claim may be made against the sellers for any third-party claims and sellers' breaches indemnifications. Dollar liability is uncapped for the indemnifying party if damages are due to willful misconduct, fraud, or bad faith.

     Generally speaking, WSFS is proportionately liable for its ownership share of WF (which is 65%, after the exercise of its warrant just prior to sale) of the related successful claims under indemnification provisions, except that, in order to facilitate the sale, WSFS agreed to assume a portion of the management shareholders' indemnification obligations. This additional indemnification totals as much as approximately $13 million and was assumed in exchange for a payment of $225,000 from the management shareholders. Because such payment acts like an insurance premium, WSFS will accrete the $225,000 to income over the life of the 30-month arrangement.

     WSFS is not aware of any claims to date made under the WF indemnification provisions that could result in payment. Further, indemnifications provided in the WF sale agreement are general in nature and not specifically related to the changes in an underlying asset or liability. Any potential claims related to indemnification on repurchased loans in the normal course of business have been provided for in the closing balance sheet and are further subject to the $2 million indemnification threshold. Therefore, given these circumstances, any amounts that may be paid under these indemnifications provisions are neither probable nor reasonably estimable, or have a probability-weighted net present value of zero. As such, no additional provision for losses or deferral of sale consideration, other than the amounts above, are contemplated as of this date.

     There   can  be  no   assurances   that   payments,   if  any,   under  all
indemnifications provided by the Corporation will not be material or exceed reserves that the Company may have established for such contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     WSFS Financial Corporation (the "Company" or "Corporation") is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund
Society, FSB (Bank or WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank, which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. WSFS has served the residents of the Delaware Valley for 171 years. WSFS is the largest thrift institution headquartered in Delaware and among the three or four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. The long-term strategy of the Corporation is to improve its status as a high-performing financial services company by focusing on its core community banking business.

     WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC). WSFS conducted operations from its main office, two operations centers and 21 retail banking offices located in northern Delaware and southeastern Pennsylvania.

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

     WCC, which discontinued operations in 2000, had 1,775 lease contracts and 919 loan contracts at March 31, 2003. It no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004. For a detailed discussion, see Note 4 to the Financial Statements.

     In addition to the wholly owned subsidiaries, WSFS had consolidated two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington Finance, Inc. (WF). C1FN, a 21% owned subsidiary engaged in Internet and branchless banking, was sold in November 2002. WF, a majority owned subsidiary, engaged in sub-prime residential mortgage banking and was sold in January 2003. For a further discussion, see Note 5 to the Financial Statements.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions effecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, the reserve for discontinued operations and income taxes.
Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The   following  are  critical   accounting   policies  that  involve  more
significant judgments and estimates:

     Allowance for Loan Losses

     The Corporation maintains allowances for credit losses and charges losses to these allowances when realized. The determination of the allowance for loan losses requires significant judgment reflecting management's best estimate of probable loan losses related to specifically identified loans as well as those in the remaining loan portfolio. Management's evaluation is based upon a continuing review of these portfolios, with consideration given to evaluations resulting from examinations performed by regulatory authorities.

     Reserve for Discontinued Operations

     The Corporation discontinued the operations of WCC in 2000. In accordance with APB 30, which was the authoritative literature in 2000, accounting for discontinued operations of a business segment required that the Company forecast operating results over the wind-down period and accrue any expected net losses. As a result, the Corporation has established a reserve to absorb expected future net losses of WCC. Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve is re-evaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations.

     Income Taxes

     The Corporation accounts for income taxes in accordance with SFAS No. 109, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has assessed the Company's valuation allowances on deferred income taxes resulting from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

      Total assets increased $233.1 million during the first three months of 2003 to $1.9 billion at March 31, 2003. The investment in mortgage-backed securities increased $389.2 million during the quarter as the Corporation redeployed some of its excess capital into high quality mortgage-backed securities. In addition, loans grew $60.4 million during the first quarter of 2003 to $1.1 billion. This volume reflects the continued strong growth in commercial and commercial real estate loans of $29.9 million. Residential real estate loans grew by $28.9 million during the same period. These increases were partially offset by a decrease of $117.6 million in loans of businesses held-for-sale resulting from the first quarter 2003 sale of the Corporation's subprime mortgage banking subsidiary, WF, Inc. Cash and Federal funds sold decreased $91.2 million due to re-directing these liquid investments into higher yielding assets. Loans, operating leases and other assets of discontinued operations decreased $11.3 million, due to a continued run-off in the WCC loan and lease portfolios.

     Total liabilities increased $231.3 million between December 31, 2002 and March 31, 2003, to $1.7 billion. This increase was mainly due to a $223.0 million increase in Federal Home Loan Bank advances, primarily needed to fund the increase in assets. Deposits increased by $1.3 million during the first quarter of 2003, to $899.7 million.

Capital Resources

     Stockholders' equity increased $14.7 million between December 31, 2002 and March 31, 2003. This increase reflects net income of $45.3 million for the first three months of 2003, partially offset by the purchase of 889,600 shares of treasury stock for $29.1 million ($32.67 per share average). At March 31, 2003, the Corporation held 7,046,869 shares of its common stock in its treasury at a cost of $114.5 million. In addition, the Corporation declared a cash dividend totaling $432,000 during the three months ended March 31, 2003. The increase in stockholders' equity was also partially offset by a decline of $1.5 million in other comprehensive income resulting primarily from the decline in the fair value of mortgage-backed securities available-for-sale and the interest rate cap. See Note 6 to the Financial Statements for further discussion of the interest rate cap.

     Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of March 31, 2003 (dollars in thousands):

                                                                                       To be Well-Capitalized
                                                Consolidated         For Capital       Under Prompt Corrective
                                                Bank Capital       Adequacy Purposes      Action Provisions
                                                ------------       -----------------      -----------------
                                                        % of                   % of                    % of
                                               Amount   Assets    Amount     Assets       Amount      Assets
                                               ------   ------    ------     ------       ------      ------
Total Capital
  (to Risk-Weighted Assets) ........         $253,249   21.11%     $95,952    8.00%     $119,939      10.00%
Core Capital (to Adjusted
  Tangible Assets)..................          243,499   12.50       77,914    4.00        97,393       5.00
Tangible Capital (to Tangible
  Assets) ..........................          243,499   12.50       29,218    1.50           N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          243,499   20.30          N/A     N/A        71,964       6.00

     Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 2003 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

     Liquidity

     In accordance with Thrift Bulletin 77, the OTS requires institutions, such as WSFS, to maintain adequate liquidity to assure safe and sound operation. WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 4.3% at March 31, 2003, compared to 13.3% at December 31, 2002. The December 31, 2002 liquidity was unusually high due to the sale of the reverse mortgage portfolio, from which cash proceeds totaled $128 million. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary funding sources are operating earnings, deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be satisfied through the use of its borrowing capacity from the FHLB of Pittsburgh and other sources, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

     The following table sets forth the Corporation's nonperforming assets and past due loans at the dates indicated including businesses held-for-sale for December 31, 2002. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                            March 31,       December 31,
                                                               2003            2002
                                                            ---------        --------
                                                              (Dollars in Thousands)
Nonaccruing loans:
     Commercial .......................................     $   2,839        $  2,242
     Consumer .........................................           505             516
     Commercial mortgage ..............................           467             326
     Residential mortgage .............................         2,824           3,246
     Construction .....................................           199             199
                                                            ---------        --------
Total nonaccruing loans ...............................         6,834           6,529
Assets acquired through foreclosure ...................           942             904
                                                            ---------        --------

Total nonperforming assets ............................     $   7,776        $   7,433
                                                            =========        =========

Past due loans:
     Residential mortgages ............................     $      47        $    346
     Commercial and commercial mortgages ..............            43              95
     Consumer .........................................           121              88
                                                            ---------        --------
Total past due loans ..................................     $     211        $    529
                                                            =========        ========

Ratios:
     Nonaccruing loans to total loans (1)..............          0.59%           0.60%
     Allowance for loan losses to gross loans (1)......          1.89%           1.95%
     Nonperforming assets to total assets .............          0.40%           0.44%
     Loan loss allowance to nonaccruing loans (2)......        317.16%         324.49%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) .......................        278.74%          285.03%

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

     Nonperforming assets increased $343,000 between March 31, 2003 and December 31, 2002. The increase resulted primarily from a $738,000 increase in nonaccruing commercial and commercial mortgage loans offset by a decrease of $422,000 in nonaccruing residential mortgages. An analysis of the change in the balance of nonperforming assets is presented below:

                                                     For the Three
                                                       Months Ended   For the Year Ended
                                                     March 31, 2003   December 31, 2002
                                                     --------------   -----------------
                                                              (In Thousands)
Beginning balance...................................     $    7,433      $   7,965
     Additions .....................................          1,922          8,442
     Collections....................................           (926)        (4,854)
     Transfers to accrual/restructured status.......           (430)        (1,762)
     Charge-offs / write-downs......................           (223)        (2,358)
                                                         ----------      ---------
Ending balance......................................     $    7,776      $   7,433
                                                         ==========      =========


     The timely identification of problem loans is a key element in the Corporation's strategy to manage its loan portfolios. Timely identification enables the Corporation to take appropriate action and, accordingly, minimize losses. An asset review system established to monitor the asset quality of the Corporation's loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system utilizes guidelines established by federal regulations; however, there can be no assurance that the levels or the categories of problem loans and assets established by the Bank are the same as those, which would result from a regulatory examination.


INTEREST SENSITIVITY

     The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At March 31, 2003, interest-earning liabilities exceeded interest-bearing assets (interest-sensitive gap) that mature within one year by $78.2 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within one year decreased to 91% at March 31, 2003 compared to 133% at December 31, 2002. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to -4.04% from 11.11% at December 31, 2002. The change is the result of the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets exclude cash flows from discontinued operations as well as the interest rate-sensitive funding for these assets of approximately $50 million in FHLB advances.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at March 31, 2003 and 2002, calculated in compliance with Thrift Bulletin No. 13A:

                                          March 31,
                 --------------------------------------------------------------
                           2003                            2002
                 -------------------------------  -----------------------------
  Change in      % Change in                      % Change in
Interest Rate    Net Interest  Net Portfolio      Net Interest  Net Portfolio
(Basis Points)   Margin (1)      Value Ratio (2)   Margin (1)   Value Ratio (2)
--------------   ----------      ---------------   ----------   ---------------

     +300          -5%            10.81%              6%             9.16%
     +200          -3%            11.05%              4%             9.26%
     +100          -1%            11.24%              2%             9.32%
        0           0%            11.18%              0%             9.38%
     -100          -1%            10.78%             -3%             9.17%
     -200 (3)      -6%            10.66%             -8%             8.96%
     -300 (3)     -14%            11.16%            -16%             8.92%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points are not deemed meaningful at March 31, 2003 and 2002 given the historically low absolute level of interest rates at that time.


COMPARISON FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Results of Operations

     The Corporation recorded net income of $45.3 million or $5.08 per diluted share for the first quarter of 2003. This compares to $9.4 million or $1.01 per diluted share for the same quarter last year. The results for the first quarter of 2003 include a $41.1 million gain on the sale of the Corporation's subprime mortgage banking subsidiary, Wilmington Finance, Inc. (WF). Excluding gains on the sale of businesses, income from continuing operations was $4.1 million, or $0.46 per diluted share compared to $7.8 million, or $0.84 per diluted share in 2002. The first quarter of 2002, however, included $7.0 million in pretax income from reverse mortgages. Substantially all of WSFS' reverse mortgages were sold effective October 1, 2002 at a significant pretax gain of $101.5 million.

     Net Interest Income

     The following table provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                   Three Months Ended March 31,
                                           ------------------------------------------------------------------------------
                                                             2003                                     2002 (1)
                                           -------------------------------------       ----------------------------------
                                            Average                    Yield/           Average                  Yield/
                                            Balance        Interest    Rate (2)         Balance       Interest   Rate (2)
                                            -------        --------    --------         -------       --------   --------
                                                                         (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans: (3) (4)
     Real estate loans (5)............    $   726,378    $  11,318       6.23%        $   654,929    $  11,539      7.05%
     Commercial loans ................        213,764        2,983       6.11             183,975        2,703      6.49
     Consumer loans...................        185,067        3,480       7.63             190,058        3,930      8.39
                                           ----------    ---------                     ----------    ---------
       Total loans....................      1,125,209       17,781       6.42           1,028,962       18,172      7.17
Mortgage-backed securities (6)........        338,040        3,482       4.12             113,843        1,630      5.73
Loans held-for-sale (3)...............          5,460           81       5.93               3,325           55      6.62
Investment securities (6).............         21,662          251       4.63              13,607          239      7.03
Investment in reverse mortgages.......          1,108          (77)    (27.08)             33,269        6,994     84.09
Other interest-earning assets ........         80,078          389       1.97              40,896          346      3.42
                                           ----------    ---------                     ----------    ---------
     Total interest-earning assets....      1,571,557       21,907       5.65           1,233,902       27,436      8.98
                                                         ---------                                   ---------
Allowance for loan losses.............        (21,592)                                    (21,159)
Cash and due from banks...............        130,004                                      93,746
Loans, operating leases and other assets
  of discontinued operations..........         41,911                                     104,695
Assets of businesses held-for-sale....              -                                     377,022
Other noninterest-earning assets......         33,590                                      47,442
                                           ----------                                  ----------
     Total assets.....................     $1,755,470                                  $1,835,648
                                           ==========                                  ==========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $  102,500     $    106       0.42%       $     85,951     $    107      0.50%
     Savings..........................        299,737          480       0.65             310,655          812      1.06
     Retail time deposits ............        276,375        1,788       2.63             253,120        2,243      3.59
     Jumbo certificates of deposits ..         22,197          105       1.92              10,411           76      2.96
     Brokered certificates of deposit.             -             -          -                 556           10      7.29
                                           ----------    ---------                     ----------    ---------
       Total interest-bearing deposits        700,809        2,479       1.44             660,693        3,248      1.99
FHLB of Pittsburgh advances...........        482,410        4,977       4.13             465,222        5,283      4.54
Trust preferred borrowings............         50,000          496       3.97              50,000          636      5.09
Other borrowed funds..................         81,274          236       1.16              82,098          636      3.10
Cost of funding discontinued operations...          -         (496)                                       (755)
Cost of funding businesses held-for-sale...                                 -                             (568)
                                           ----------    ---------                     ----------    ---------
     Total interest-bearing liabilities     1,314,493        7,692       2.34           1,258,013        8,480      2.70
                                                         ---------                                   ---------
Noninterest-bearing demand deposits...        170,266                                     154,763
Liabilities of businesses held-for-sale             -                                     297,303
Other noninterest-bearing liabilities.         47,632                                      13,885
Minority interest ....................              -                                       6,247
Stockholders' equity..................        223,079                                     105,437
                                           ----------                                  ----------
Total liabilities and stockholders' equity $1,755,470                                  $1,835,648
                                           ==========                                  ==========
Excess (deficit) of interest-earning assets
     over interest-bearing liabilities     $  257,064                                  $  (24,111)
                                           ==========                                  ==========
Net interest and dividend income......                   $  14,215                                  $   18,956
                                                         =========                                  ==========

Interest rate spread..................                                   3.31%                                      6.28%
                                                                         ====                                       ====

Net interest margin...................                                   3.69%                                      6.24%
                                                                         ====                                       ====

(1) For comparative purposes, balances of C1FN and UAB are shown as businesses held-for sale in 2002.
(2)  Weighted average yields have been computed on a tax-equivalent basis.
(3)  Nonperforming loans are included in average balance computations.
(4)  Balances are reflected net of unearned income.
(5)  Includes commercial mortgage loans.
(6)  Includes securities available-for-sale

     Net interest income for the first quarter of 2003 was $14.2 million. This compares to $19.0 million for the same quarter in 2002; however, the first quarter of 2002 included $7.0 million in interest income from reverses mortgages. Substantially all of WSFS' reverse mortgages were sold effective October 1, 2002 at a pretax gain of $101.5 million. The net interest margin of 3.69% for the first quarter of 2003 declined from 6.24% for the first quarter of 2002. The decrease in net interest margin was significantly affected by the above-mentioned sale of reverse mortgages. In addition, the net interest margin was adversely impacted by liquidity generated by the sales of the reverse mortgage portfolio and Wilmington Finance, Inc., share repurchases, and the interest rate environment in which loan and investment rates are able to reprice down by more than funding costs. This was partially mitigated by WSFS' significant growth in loans and the continuing positive effect of the change in WSFS' deposit mix to nininterest demand accounts and lower rate money market accounts.

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

     Management establishes the loan loss allowance in accordance with accounting principles generally accepted in the United States of America and guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). The methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

     Specific reserves are established for certain loans where management has identified significant conditions or circumstances related to a specific credit that management believes the probability of a loss has been incurred.

     The formula allowances for commercial and commercial real estate loans are calculated by applying loss factors to outstanding loans based on the internal risk grade of each loan. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors by risk grade have a basis in WSFS' historical loss experience for such loans and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. (See discussion of historical loss adjustment factors below.)

     Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs for seven years which, in management's opinion, approximates an average business cycle. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information, as adjusted for historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions. The evaluation of the inherent loss with respect to these more current conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The more current conditions, evaluated in connection with the adjustment factors, include an evaluation of the following:

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

     WSFS' loan officers and risk managers meet monthly to discuss and review these conditions and risks associated with individual problem loans. By the monthly assessment of the probable estimated losses inherent in the loan portfolio, management is able to adjust specific and inherent loss estimates based upon the availability of more recent information. The provision for loan losses from continuing operations increased from $707,000 for the first three months of 2002 to $775,000 for the first three months of 2003, primarily a result of growth in commercial loans from period to period.

     The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                Three Months Ended      Three Months Ended
                                                 March 31, 2003          March 31, 2002
                                                 --------------          --------------
                                                         (Dollars in Thousands)

Beginning balance .................................   $21,452                $21,597
Provision for loan losses of continuing operations        775                    707
Provision for loan losses, businesses held-for-sale         -                     48

Charge-offs:
     Residential real estate ......................        66                    598
     Commercial real estate (1) ...................         -                    284
     Commercial ...................................       105                    145
     Consumer .....................................       197                    430
                                                      -------                -------
        Total charge-offs .........................       368                  1,457
                                                      -------                -------
Recoveries:
     Residential real estate ......................         -                      -
     Commercial real estate (1) ...................        40                     21
     Commercial ...................................        21                     10
     Consumer .....................................        21                     69
                                                      -------                -------
        Total recoveries ..........................        82                    100
                                                      -------                -------
Net charge-offs ...................................       286                  1,357
                                                      -------                -------
Ending balance ....................................   $21,941                $20,995
                                                      =======                =======

Net charge-offs to average gross loans
  outstanding, net of unearned income (2) .........      0.10%                  0.51%
                                                      =======                =======

(1)  Includes commercial mortgage and construction loans.
(2) Ratios for the three months ended March 31, 2003 and March 31, 2002 are annualized.


     Noninterest Income

     Noninterest income for the quarter ended March 31, 2003 was $5.8 million compared to $5.0 million for the first quarter of 2002. This increase was mainly due to a $525,000 increase in credit/debit card and ATM income which reflected higher card usage combined with the expansion of the ATM network. In addition, gains on the sales of loans increased $385,000 during the first quarter of 2003 compared to the first quarter of 2002. The first quarter 2003 gains resulted from the sales of $19.6 million in residential mortgages and were the result of the high level of mortgage refinancing.

     Noninterest Expense

     Noninterest expenses for the quarter ended March 31, 2003 were $13.0 million or $944,000 above the $12.0 million for the same period of 2002. This increase included $1.3 million of expenses incurred in connection with the sale of WF, which included $663,000 of expenses related to special Associate compensation and a $660,000 contribution to the WSFS charitable foundation to benefit the communities WSFS serves. The increase in noninterest expense was partially offset by cost savings from the Corporation's Technology, Organizational and Process Simplification Plan (TOPS).

     During the first quarter of 2003, the Corporation completed the previously announced TOPS program, an initiative designed to simplify the organization, better integrate technology solutions and re-engineer certain back office processes. The net benefit (costs savings generated less expenses incurred) of the program in the first quarter 2003 was $609,000 and was comprised of $876,000 in savings less $267,000 in costs incurred. Because the program was substantially completed in the first quarter of 2003, future program costs are expected to be nominal.

     Income Taxes

         The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." During the first quarter of 2003, the Corporation recorded a provision for income taxes from continuing operations of $2.2 million compared to $4.2 million for the same period in 2002. The effective tax rates from continuing operations for the first quarter of 2003 and 2002 were 35% and 37%, respectively.

     The effective tax rates reflect the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income and from a fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan. While the income from continuing operations has decreased for the comparable periods, the tax benefits have remained constant, thereby reducing the Corporation's effective tax rate.

         The  Corporation  analyzes  its  projections  of  taxable  income on an
ongoing  basis  and  makes   adjustments  to  its  provision  for  income  taxes
accordingly.


     Cumulative Effect of a Change in Accounting Principle

     On January 1, 2002 the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. It also addresses the accounting treatment of intangible assets, acquired individually or with a group of other assets (i.e. those not acquired in a business combination), in financial statements upon their acquisition. Statement 142 also addresses the accounting treatment of goodwill and other intangible assets after they have been initially recognized in the financial statements. Under this standard, goodwill can no longer be amortized but instead be tested for impairment and its value adjusted accordingly. Negative goodwill was required to be taken into earnings immediately upon adoption.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated asset retirement costs. Statement 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Statement 143 was effective for fiscal years beginning after June 15, 2002. The adoption of this statement on January 1, 2003 did not have a material impact on earnings, financial condition or equity of the Corporation.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Corporation's earnings, financial condition or equity.

     In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The application of this Interpretation did not have an impact on the Corporation's earnings, financial condition, or equity.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. The adoption of this Statement did not have an impact on the Corporation's earnings, financial condition, or equity.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities for which ownership interest is obtained after that date. Application of this Interpretation did not have an impact on the Corporation's earnings, financial condition, or equity.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. With some exceptions, this Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this Statement to have an impact on its earnings, financial condition, or equity.

FORWARD-LOOKING STATEMENTS

     Within this report and financial statements, management has included certain "forward-looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in our financial statements. Management has used "forward-looking statements" to describe the future plans and strategies including expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, loan delinquency rates, operating risk, uncertainty of estimates in general, and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. WSFS Financial Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

           Incorporated herein by reference to Item 2, of this quarterly report on Form 10-Q.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

           On March 25, 2003, a Demand for Arbitration (the "Demand") was filed against Wilmington Savings Fund Society, FSB (the "Bank"), the Company's wholly-owned subsidiary, in the Northeast Case Management Center of the American Arbitration Association by American Homestead Mortgage Corp. ("AHMC"). AHMC seeks an award of approximately $8.0 million under a 1994 agreement pursuant to which the Bank purchased certain reverse mortgages from AHMC. AHMC claims it is entitled to a portion of the net cash flow received by the Bank once the Bank achieved a specified minimum return on its investment. The Company believes that it achieved the specified minimum return on its investment when it sold such loans as a part of the sale of a much larger portfolio of reverse mortgage loans in November 2002. The dispute relates to the price at which the AHMC portion of the portfolio of reverse mortgage loans was sold. Without admitting or denying any liability to AHMC, the Company believes that AHMC may be entitled to less than $2.0 million under the terms of the 1994 agreement with AHMC, based on the actual price at which such loans were sold, currently, and potentially more at a later date when certain non-cash proceeds from the sale are received in cash. The Company has accrued for its expected payments under its contract with AHMC. The Company believes that the Demand is without merit and that the ultimate disposition of the arbitration will not have a material adverse effect on the financial condition and results of operations of the Company taken as a whole. The Company intends to vigorously defend against the Demand.

           The Company is not engaged in any legal proceedings of a material nature at March 31, 2003. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.    Changes in Securities and Uses of Proceeds
           ------------------------------------------

           Not applicable

Item 3.    Defaults upon Senior Securities
           -------------------------------

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           At the Corporation's Annual Stockholder's Meeting (the Meeting) held on April 24, 2003, all of the nominees for director proposed by the Corporation were elected. The votes cast for each nominee were as follows:

                                             For        Withheld
                                             ---        --------
           Linda C. Drake................  7,509,220     105,971
           David E. Hollowell............  7,510,623     104,568
           Claiborne D. Smith............  7,510,598     104,593
           Eugene W. Weaver..............  7,509,161     106,030

           In  addition,   at  the  Meeting,   the  shareholders   ratified  the
           appointment of KPMG, LLP as independent auditors for fiscal year ending December 31, 2003. The votes cast were as follows:

                       For              Against             Abstain
                       ---              -------             -------

                    7,528,698           80,027               6,366

          Also, at the Meeting 2003, the shareholders approved amendments to the 1997 Stock Option Plan. The votes cast were as follows:

                       For              Against             Abstain
                       ---              -------             -------

                    4,809,480         1,274,489             22,661

Item 5.    Other Information
           -----------------

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

(a)      Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350
(b)      Reports on 8-K

          (i) On January 3, 2003 the Registrant filed a Form 8-K pursuant to items 5 and 7 announcing it had completed the previously announced sale of its majority-owned subsidiary, Wilmington Finance, Inc., an originator and seller of non-conforming loans.

          (ii) On April 22, 2003 the Registrant file a Form 8-K pursuant to items 5 and 7 announcing earnings for the first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WSFS FINANCIAL CORPORATION





Date:  May 14, 2003                         /s/ MARVIN N. SCHOENHALS
                                            ------------------------------------
                                            Marvin N. Schoenhals
                                            Chairman and President






Date:  May 14, 2003                         /s/ MARK A. TURNER
                                            ------------------------------------
                                            Mark A. Turner
                                            Chief Operating Officer and Chief
                                              Chief Financial Officer

                           WSFS FINANCIAL CORPORATION
                              Wilmington, Delaware

                                  CERTIFICATION
                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

     I, Marvin N. Schoenhals, Chairman, President and Chief Executive Officer of WSFS Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Report on Form 10-Q for the quarter ended March 31, 2003, of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                           /s/  MARVIN N. SCHOENHALS
                                             -----------------------------------
                                             Marvin N. Schoenhals
                                             Chairman and President

                           WSFS FINANCIAL CORPORATION
                              Wilmington, Delaware
                                  CERTIFICATION
                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

     I, Mark A. Turner, Chief Operating Officer and Chief Financial Officer, of WSFS Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Report on Form 10-Q for the quarter ended March 31, 2003, of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the Financial Statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within the those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other Associates who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                           /s/ MARK A. TURNER
                                             -----------------------------------
                                             Mark A. Turner
                                             Chief Operating Officer and
                                               Chief Financial Officer