Form 10-Q
period 2003-06-30
WSFS FINANCIAL CORP
filed 2003-08-14
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2003
                               -------------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from                             to
                               ---------------------------    ------------------


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
      incorporation or organization)


  838 Market Street, Wilmington, Delaware                 19801
------------------------------------------         -----------------------------
   (Address of principal executive offices)             (Zip Code)


                                 (302) 792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---      ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  YES  X    NO
                                              ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2003:

Common Stock, par value $.01 per share                   7,488,412
--------------------------------------                   ---------
         (Title of Class)                          (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                                                           Page
                                                                                                           ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three and Six Months
           Ended June 30, 2003 and 2002 (Unaudited)...........................................                3

           Consolidated Statement of Condition as of June 30, 2003
           (Unaudited) and December 31, 2002..................................................                5

           Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 2003 and 2002 (Unaudited).................................................                6

           Notes to the Consolidated Financial Statements for the Three and Six
           Months Ended June 30, 2003 and 2002 (Unaudited)....................................                8

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................                17
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................                28
         ----------------------------------------------------------

Item 4.  Controls and Procedures .............................................................                29
         -----------------------


                           PART II. Other Information


Item 1.  Legal Proceedings....................................................................                29
         -----------------

Item 2.  Changes in Securities and Uses of Proceeds...........................................                29
         ------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................                29
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................                29
         ---------------------------------------------------

Item 5.  Other Information ...................................................................                29
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.....................................................                29
         --------------------------------

Signatures ....................................................................................               30

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Three months ended June 30,   Six months ended June 30,
                                                             ---------------------------   -------------------------
                                                                  2003        2002             2003        2002
                                                                --------   --------          --------    --------
                                                                                   (Unaudited)
                                                                                  (In Thousands)
Interest income:
     Interest and fees on loans .............................   $ 17,915   $ 18,205         $ 35,777    $ 36,432
     Interest on mortgage-backed securities .................      4,065      2,186            7,547       3,816
     Interest and dividends on investment securities ........        205        218              456         457
     Interest on investments in reverse mortgages ...........         50      4,103              (27)     11,097
     Other interest income ..................................        235        201              624         547
                                                                --------   --------         --------    --------
                                                                  22,470     24,913           44,377      52,349
                                                                --------   --------         --------    --------
Interest expense:
     Interest on deposits ...................................      2,112      2,896            4,591       6,144
     Interest on Federal Home Loan Bank advances ............      4,945      4,603            9,426       9,131
     Interest on federal funds purchased and securities
       sold under agreements to repurchase ..................        225        714              365       1,250
     Interest on trust preferred borrowings .................        493        850              989       1,486
     Interest on other borrowings ...........................         92        101              188         201
     Cost of funding businesses held-for-sale ...............          -       (502)               -      (1,070)
                                                                --------   --------         --------    --------
                                                                   7,867      8,662           15,559      17,142
                                                                --------   --------         --------    --------
Net interest income .........................................     14,603     16,251           28,818      35,207
Provision for loan losses ...................................        725        504            1,500       1,211
                                                                --------   --------         --------    --------
Net interest income after provision for loan losses .........     13,878     15,747           27,318      33,996
                                                                --------   --------         --------    --------

Noninterest income:
     Loan servicing fee income ..............................        757        768            1,429       1,559
     Deposit service charges ................................      2,369      2,186            4,274       4,211
     Credit/debit card and ATM income .......................      2,529      2,052            4,702       3,700
     Securities gains .......................................        189         21              189          23
     Gains on sales of loans ................................        757         79            1,161          98
     Other income ...........................................        699        622            1,355       1,161
                                                                --------   --------         --------    --------
                                                                   7,300      5,728           13,110      10,752
                                                                --------   --------         --------    --------
Noninterest expenses:
     Salaries, benefits and other compensation ..............      6,767      6,016           13,586      12,358
     Equipment expense ......................................        923      1,079            1,856       2,102
     Data processing and operations expenses ................        690        947            1,367       1,842
     Occupancy expense ......................................        984        926            1,972       1,867
     Marketing expense ......................................        414        313              821         627
     Professional fees ......................................        864      1,140            1,365       1,960
     Other operating expense ................................      1,717      1,891            4,362       3,582
                                                                --------   --------         --------    --------
                                                                  12,359     12,312           25,329      24,338
                                                                --------   --------         --------    --------
Income from continuing operations before taxes and cumulative
   effect of change in accounting principle .................      8,819      9,163           15,099      20,410
Income tax provision ........................................      3,183      3,356            5,382       7,516
                                                                --------   --------         --------    --------
Income from continuing operations before cumulative effect of
   change in accounting principle ...........................      5,636      5,807            9,717      12,894
Cumulative effect of change in accounting principle,
   net of  taxes ............................................          -          -                -         703
                                                                --------   --------         --------    --------
Income from continuing operations ...........................      5,636      5,807            9,717      13,597
Income from discontinued operations of businesses
  held-for-sale, net of taxes ...............................          -      2,114                -       3,750
Gain on sale of businesses held-for-sale, net of taxes ......        208          -           41,389           -
                                                                --------   --------         --------    --------
Net income ..................................................   $  5,844   $  7,921         $ 51,106    $ 17,347
                                                                ========   ========         ========    ========

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

                                                             Three months ended June 30,   Six months ended June 30,
                                                             ---------------------------   -------------------------
                                                                    2003      2002             2003      2002
                                                                  -------   --------         -------    -------

                                                                                 (Unaudited)
Earnings per share:
   Basic:
Income from continuing operations before cumulative effect
   of change in accounting principle, net of tax benefit ..       $  0.73   $   0.64          $  1.21    $  1.41
Cumulative effect of change in accounting principle, net of
   tax benefit ............................................             -          -                -       0.08
                                                                  -------   --------          -------    -------
Income from continuing operations .........................          0.73       0.64             1.21       1.49
Income from discontinued operations of businesses
   held-for-sale, net of taxes ............................             -       0.23                -       0.41
Gain on sale of businesses held-for-sale, net of taxes ....          0.02          -             5.13          -
                                                                  -------   --------          -------    -------
Net income ................................................       $  0.75   $   0.87          $  6.34    $  1.90
                                                                  =======   ========          =======    =======


Diluted:
Income from continuing operations before cumulative effect
 of change in accounting principle, net of tax benefit ....       $  0.68   $   0.62          $  1.13    $  1.37
Cumulative effect of change in accounting principle, net of
   tax benefit ............................................             -          -                -       0.08
                                                                  -------   --------          -------    -------
Income from continuing operations .........................          0.68       0.62             1.13       1.45
Income from discontinued operations of businesses
   held-for-sale, net of taxes ............................             -       0.22                -       0.40
Gain on sale of businesses held-for-sale, net of taxes ....          0.02          -             4.81          -
                                                                  -------   --------          -------    -------

Net income ................................................       $  0.70   $   0.84          $  5.94    $  1.85
                                                                  =======   ========          =======    =======

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION


                                                                           June 30,     December 31,
                                                                             2003           2002
                                                                       ------------------------------
                                                                        (Unaudited)
Assets                                                                      (In Thousands)
Cash and due from banks ...........................................   $   144,982    $   162,258
Federal funds sold and securities purchased under
    agreements to resell ..........................................        15,000         64,045
Interest-bearing deposits in other banks ..........................           680          7,476
Investment securities held-to-maturity ............................        10,710         10,724
Investment securities available-for-sale ..........................         2,028         11,053
Mortgage-backed securities held-to-maturity .......................        22,083         39,157
Mortgage-backed securities available-for-sale .....................       498,268         98,081
Mortgage-backed securities trading ................................        11,289         11,000
Investment in reverse mortgages, net ..............................           466          1,131
Loans held-for-sale ...............................................         5,391          3,516
Loans, net of allowance for loan losses of $22,459 at June 30, 2003
  and $21,452 at December 31, 2002 ................................     1,197,700      1,075,870
Loans of businesses held-for-sale .................................             -        117,646
Stock in Federal Home Loan Bank of Pittsburgh, at cost ............        39,763         21,979
Assets acquired through foreclosure ...............................           983            904
Premises and equipment ............................................        12,835         13,838
Accrued interest receivable and other assets ......................        27,433         15,116
Other assets of businesses held-for-sale ..........................             -          3,810
Loans, operating leases and other assets of discontinued operations        23,566         47,396
                                                                      -----------    -----------

Total assets ......................................................   $ 2,013,177    $ 1,705,000
                                                                      ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ....................................   $   202,021    $   182,957
    Money market and interest-bearing demand ......................       110,420        109,259
    Savings .......................................................       315,895        292,917
    Time ..........................................................       209,549        236,793
    Jumbo certificates of deposit - retail ........................        43,433         50,146
                                                                      -----------    -----------
      Total retail deposits .......................................       881,318        872,072
    Jumbo certificates of deposit - non-retail ....................        21,956         26,324
                                                                      -----------    -----------
        Total deposits ............................................       903,274        898,396

Federal funds purchased and securities sold under
    agreements to repurchase ......................................        50,000         25,925
Federal Home Loan Bank advances ...................................       743,408        403,500
Trust preferred borrowings ........................................        50,000         50,000
Other borrowed funds ..............................................        40,398         36,581
Accrued expenses and other liabilities ............................        30,122         37,219
Other liabilities of businesses held-for-sale .....................             -         57,862
                                                                      -----------    -----------
Total liabilities .................................................     1,817,202      1,509,483
                                                                      -----------    -----------

Minority Interest .................................................             -         12,845

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized;
    none issued and outstanding ...................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    14,885,031 at June 30, 2003 and 14,859,721 at December 31, 2002           149            149
Capital in excess of par value ....................................        60,401         59,789
Accumulated other comprehensive (loss) income .....................           (77)           904
Retained earnings .................................................       257,639        207,358
Treasury stock at cost, 7,257,869 shares at June 30, 2003 and
    6,162,269 shares at December 31, 2002 .........................      (122,137)       (85,528)
                                                                      -----------    -----------
Total stockholders' equity ........................................       195,975        182,672
                                                                      -----------    -----------
Total liabilities, minority interest and stockholders' equity .....   $ 2,013,177    $ 1,705,000
                                                                      ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Six months ended June 30,
                                                                               -------------------------
                                                                                  2003           2002
                                                                                  ----           ----
                                                                                   (Unaudited)
                                                                                  (In Thousands)
Operating activities:
Net income ..............................................................   $    51,106    $    17,347
Adjustments to reconcile net income to net cash (used for)
provided by operating activities:
    Provision for loan losses ...........................................         1,500          1,211
    Depreciation, accretion and amortization ............................         5,430          3,622
    (Increase) decrease in accrued interest receivable and other assets .       (12,298)         1,304
    Increase in accrued interest receivable and other assets of
      businesses held-for-sale ..........................................             -         (1,634)
    Origination of loans held-for-sale ..................................       (32,373)      (654,796)
    Proceeds from sales of loans held-for-sale ..........................        46,224        647,971
    (Decrease) increase in accrued interest payable and other liabilities        (7,177)           567
    Increase in accrued interest payable and other liabilities of
      businesses held-for-sale ..........................................             -            197
    Gain on businesses held-for-sale ....................................       (65,073)             -
    Decrease (increase) in reverse mortgage capitalized interest, net ...           911        (12,263)
    Minority interest in net income .....................................             -          4,355
    Other, net ..........................................................           144            222
                                                                            -----------    -----------
Net cash (used for) provided by operating activities ....................       (11,606)         8,103
                                                                            -----------    -----------

Investing activities:
Net decrease in interest-bearing deposits in other banks ................         6,796          8,696
Maturities of investment securities .....................................           105            843
Sales of investment securities available-for-sale .......................        10,957          1,485
Sales of mortgage-backed securities available-for-sale ..................        12,929              -
Repayments of mortgage-backed securities held-to-maturity ...............        16,972         18,893
Repayments of mortgage-backed securities available-for-sale .............       140,309         18,651
Purchases of investment securities available-for-sale ...................        (2,031)             -
Purchases of mortgage-backed securities available-for-sale ..............      (558,211)       (59,093)
Net increase in investments of businesses held-for-sale .................             -        (30,710)
Repayments of reverse mortgages .........................................         2,237         14,564
Disbursements for reverse mortgages .....................................        (2,648)        (3,209)
Sales of loans ..........................................................         1,166          5,986
Sale of segments held-for-sale ..........................................       128,667              -
Purchase of loans .......................................................        (6,678)       (22,868)
Net increase in loans ...................................................      (134,016)          (644)
Net increase in loans of businesses held-for-sale .......................             -           (302)
Net (increase) decrease in stock of Federal Home Loan Bank of Pittsburgh.       (17,784)         5,500
Sales of assets acquired through foreclosure, net .......................           356            288
Premises and equipment, net .............................................          (682)        (1,517)
                                                                            -----------    -----------
Net cash used for investing activities ..................................      (401,556)       (43,437)
                                                                            -----------    -----------

Financing activities:
Net increase in demand and savings deposits .............................        47,019         21,158
Net decrease in time deposits ...........................................       (38,325)       (19,965)
Net increase in deposits of businesses held-for-sale ....................             -         23,186
Receipts from FHLB borrowings ...........................................     1,607,503        391,000
Repayments of FHLB borrowings ...........................................    (1,267,594)      (451,000)
Receipts from reverse repurchase agreements .............................       339,444         95,000
Repayments of reverse repurchase agreements .............................      (365,369)       (80,000)
Net increase in federal funds purchased .................................        50,000         34,000
Repayments of capital leases ............................................             -           (142)
Dividends paid on common stock ..........................................          (825)          (817)
Issuance of common stock ................................................           612            110
Purchase of treasury stock, net of reissuance ...........................       (36,609)        (1,355)
Minority interest .......................................................       (12,845)        (3,625)
                                                                            -----------    -----------
Net cash provided by financing activities ...............................       323,011          7,550
                                                                            -----------    -----------

Decrease in cash and cash equivalents from continuing operations ........       (90,151)       (27,784)
Change in net assets from discontinued operations .......................        23,830         36,587
Cash and cash equivalents at beginning of period ........................       226,303        170,592
                                                                            -----------    -----------
Cash and cash equivalents at end of period ..............................   $   159,982    $   179,395
                                                                            ===========    ===========

                                       6

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)



                                                                              Six months ended June 30,
                                                                              -------------------------
                                                                                  2003         2002
                                                                                  ----         ----
                                                                                   (Unaudited)
                                                                                 (In Thousands)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest ...................................................   $  14,125    $  19,698
Cash paid for income taxes, net ..........................................      47,622       10,024
Loans transferred to assets acquired through foreclosure .................         350          872
Net change in other comprehensive income .................................        (981)        (195)
Investments transferred to businesses held-for-sale ......................           -      260,160
Loans, net of allowance transferred to businesses held-for-sale ..........           -       36,135
Other assets transferred to businesses held-for-sale .....................           -        5,780
Deposits transferred to businesses held-for-sale .........................           -      298,170
Other liabilities transferred to businesses held-for-sale ................           -        1,193

The accompanying notes are an integral part of these Financial Statements

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The consolidated Financial Statements include the accounts of the parent company (WSFS Financial Corporation), WSFS Capital Trust I, Wilmington Savings Fund Society, FSB (WSFS) and its wholly-owned subsidiaries, WSFS Investment Group, Inc., WSFS Reit, Inc. and WSFS Credit Corporation (WCC). As discussed in Note 4 of the Financial Statements, the results of WSFS Credit Corporation, the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations. In addition, the consolidated Financial Statements include the not wholly-owned, but majority controlled, Wilmington Finance, Inc. (WF) and CustomerOne Financial Network, Inc. (C1FN). C1FN was sold in November 2002 and WF was sold in January 2003. These subsidiaries were classified as businesses held-for-sale and the Statement of Operations was retroactively restated for all periods presented. WF was classified as a business held-for-sale on the Statement of Condition at December 31, 2002. See Note 5 of the Financial Statements for further discussion of Businesses Held-for-Sale.

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

2.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                       For the three months     For the six months
                                                                                          ended June 30,          ended June 30,
                                                                                      ----------------------   ---------------------
                                                                                          2003        2002         2003      2002
                                                                                       ---------   ---------   ----------   -------
                                                                                          (In Thousands, Except Per Share Data)
Numerator:
----------
Income from continuing operations before cumulative effect of change
   in accounting principle, net of tax benefit .........................               $   5,636   $   5,807   $    9,717   $12,894
Cumulative effect of change in accounting principle, net of tax benefit                        -           -            -       703
                                                                                       ---------   ---------   ----------   -------
Income from continuing operations ......................................                   5,636       5,807        9,717    13,597
Income from discontinued operations of businesses held-for-sale,
  net of taxes..........................................................                       -       2,114            -     3,750
Gain on sale of businesses held-for-sale, net of taxes .................                     208           -       41,389         -
                                                                                       ---------   ---------   ----------   -------
Net income .............................................................               $   5,844   $   7,921   $   51,106   $17,347
                                                                                       =========   =========   ==========   =======
Denominator:
------------
Denominator for basic earnings per share - weighted average shares .....                   7,756       9,097        8,061     9,115
Effect of dilutive employee stock options ..............................                     563         364          547       286
                                                                                       ---------   ---------   ----------   -------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise .........................................                   8,319       9,461        8,608     9,401
                                                                                       =========   =========   ==========   =======
Earnings per share:
-------------------

Basic:
Income from continuing operations before cumulative effect of change
  in accounting principle, net of tax benefit ..........................               $    0.73   $    0.64   $     1.21   $  1.41
Cumulative effect of change in accounting principle, net of tax benefit                        -           -            -      0.08
                                                                                       ---------   ---------   ----------   -------
Income from continuing operations ......................................                    0.73        0.64         1.21      1.49
Income from discontinued operations of  businesses
  held for sale, net of taxes ..........................................                       -        0.23            -      0.41
Gain on sale of businesses held-for-sale, net of taxes .................                    0.02           -         5.13         -
                                                                                       ---------   ---------   ----------   -------
Net income .............................................................               $    0.75   $    0.87   $     6.34   $  1.90
                                                                                       =========   =========   ==========   =======
Diluted:
Income from continuing operations before cumulative effect of change
  in accounting principle, net of tax benefit ..........................               $    0.68   $    0.62   $     1.13   $  1.37
Cumulative effect of change in accounting principle, net of tax benefit.                       -           -            -       .08
                                                                                       ---------   ---------   ----------   -------
Income from continuing operations ......................................                    0.68        0.62         1.13      1.45
Income from discontinued operations of  businesses
    held for sale, net of taxes ........................................                       -        0.22            -      0.40
Gain on sale of businesses held-for-sale, net of taxes .................                    0.02           -         4.81         -
                                                                                       ---------   ---------   ----------   -------
Net income .............................................................               $    0.70   $    0.84   $     5.94   $  1.85
                                                                                       =========   =========   ==========   =======
Outstanding common stock equivalents having no dilutive effect .........                       -           -            -         -

3.        VALUATION OF STOCK OPTION GRANTS

         At June 30, 2003, the Corporation had two stock-based employee compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the company applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                           For the three months       For the six months
                                                                              ended June 30,            ended  June 30,
                                                                         ------------------------- --------------------------
                                                                              2003         2002         2003          2002
                                                                         ------------ ------------ ------------ -------------

                                                                                   (In Thousands, Except Per Share Data)
Income from continuing operations, as reported .......................   $   5,636    $   5,807    $   9,717    $   13,597
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards,
          net of related tax effects .................................         186          193          382           395
                                                                         ------------ ------------ ------------ -------------
Pro forma income from continuing operations ..........................   $   5,450    $   5,614    $   9,335    $   13,202

Earnings per share:
-------------------
Basic:
------
Income from continuing operations, as reported .......................   $       0.73 $       0.64 $       1.21 $     1.49
     Less : Total stock-based employee compensation expense determined under fair value based methods for all awards,
            net of related tax effects ...............................          (0.02)       (0.02)       (0.05)     (0.04)
                                                                         ------------ ------------ ------------ ----------
Pro forma income from continuing operations ..........................   $       0.71 $       0.62 $       1.16 $     1.45
                                                                         ============ ============ ============ ==========

Diluted:
--------
Income from continuing operations, as reported .......................   $       0.68 $       0.62 $       1.13 $     1.45
     Less : Total stock-based employee compensation expense determined under fair value based methods for all awards,
            net of related tax  effects ..............................          (0.02)       (0.02)       (0.04)     (0.04)
                                                                         ------------ ------------ ------------ ----------
Pro forma income from continuing operations ..........................   $       0.66 $       0.60 $       1.09 $     1.41
                                                                         ============ ============ ============ ==========


4.       Discontinued Operations of a Business Segment

         WSFS Financial Corporation discontinued the operations of WCC in 2000. WCC, which had 1,118 lease contracts and 786 loan contracts at June 30, 2003, no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004.

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

         As a result, the Corporation has established a reserve to absorb expected future net losses of WCC. Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve is re-evaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. At June 30, 2003, there were approximately $20.2 million of contract residuals outstanding for which management has estimated approximately $4.2 million in future losses. Management has inherently provided for these losses through a combination of expected operating results of WCC (excluding residual losses), reserves for residual losses and reserves for discontinued operations.

         The following table presents the operating leases, loans and other assets of discontinued operations at June 30, 2003 and December 31, 2002:

                                                        At June 30,  At December 31,
                                                            2003           2002
                                                          -------        -------
                                                               (In Thousands)

    Vehicles under operating leases, net of reserves...   $19,190        $44,693
    Loans .............................................     4,368          7,285
    Other noncash assets ..............................     2,774          2,367
    Less:
        Reserve for losses of discontinued operations..     2,766          6,949
                                                          -------        -------
    Loans,  operating leases and other assets  of
      discontinued operations .........................   $23,566        $47,396
                                                          =======        =======

         The  following   table  presents  the  net  income  from   discontinued
operations for the three and six months ended June 30, 2003 and 2002:

                                               For the three months ended June 30,       For the six months ended June 30,
                                               -----------------------------------    -------------------------------------
                                                 2003                  2002                  2003               2002
                                                 ----                  ----                  ----              -----
                                                                           (In Thousands)

Interest income........................         $   116             $    267             $    260        $      569
Allocated interest expense (1).........             295                  647                  695             1,402
                                                -------             --------             --------        ----------
Net interest expense...................            (179)                (380)                (435)             (833)
Loan and lease servicing fee income ...              74                   88                  185               220
Rental income on operating leases, net.            (191)                 615                  (50)            1,225
Other income...........................               1                    2                    2                 6
                                                -------             --------             --------        ----------
  Net revenues.........................            (295)                 325                 (298)              618
Noninterest expenses...................             185                  304                  365               638
                                                -------             --------             --------        ----------
(Loss) income before taxes.............            (480)                  21                 (663)              (20)
Charge (credit) to reserve  for losses on
   discontinued operations ............             480                  (21)                 663                20
Income tax provision ..................               -                    -                    -                 -
                                                -------             --------             --------        ----------
Income from discontinued operations....         $     -             $    -               $      -        $        -
                                                =======             ========             ========        ==========


(1)Allocated interest expense for the three and six months ended June 30, 2003 and 2002 was a direct matched-maturity funding of the non-cash assets of discontinued operations. The average borrowing rates for the three and six months ended June 30, 2003 was 3.44% and 3.39% compared to 2.79% and 2.78% for the respective comparable periods in 2002.


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

         Under a provision of the agreement between sellers and buyers, certain sale consideration was withheld in two separate escrow accounts pending the resolution of certain events. WSFS' portion of these escrow amounts totaled approximately $786,000. These amounts were not recognized by WSFS at December 31, 2002, as their receipt was not assured beyond a reasonable doubt. In March 2003, WSFS received $175,000 of the $786,000 held in escrow. As a result, management recorded the $175,000 ($117,000 after taxes) as a gain on the sale of businesses held-for-sale in the first quarter of 2003. See Note 10 of the Financial Statements for further discussion.

         Also in November 2002, WSFS signed a definitive agreement with American General Finance, Inc. for the sale of WSFS' majority-owned subsidiary, Wilmington Finance, Inc. (WF). WF is engaged in sub-prime residential mortgage banking. The WF sale was completed on January 2, 2003 for an after tax gain of $41.1 million in the first quarter 2003.

         Under a provision of the agreement between sellers and buyers, certain sale consideration was withheld in a separate escrow account pending the resolution of certain events. In the second quarter 2003, WSFS received the entire amount held in escrow. As a result, management recorded $325,000 ($208,000 after taxes) as a gain on the sale of businesses held-for-sale in the second quarter of 2003. See Note 10 of the Financial Statements for further discussion.

         In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, income/losses from these three businesses (UAB, C1FN/Everbank and WF) have been presented as income/losses of businesses held-for-sale, and presented separately for all periods presented.

         The gains realized on the sale of C1FN and WF are presented on the statement of operations, net of tax. The average balance sheet is presented with total assets and liabilities of businesses held-for-sale displayed separately.

         The   following   table   presents  the  net  income  from   businesses
held-for-sale for the three months ended June 30, 2002. No activity other than the $208,000 additional after tax gain on WF was recorded in the second quarter of 2003:

                                           For the Three Months Ended June 30, 2002
                                           ----------------------------------------
                                              WF(1)     C1FN        UAB      Total
                                            -------   -------    -------    -------
                                                     (In Thousands)
Net interest income .....................   $ 1,473   $ 1,483    $   292    $ 3,248
Provision for loan losses ...............         -        77         21         98
                                            -------   -------    -------    -------
Net interest income after provision .....     1,473     1,406        271      3,150
Noninterest income ......................    13,678     1,245         19     14,942
                                            -------   -------    -------    -------
Total revenues ..........................    15,151     2,651        290     18,092
Noninterest expenses ....................     8,212     4,170        321     12,703
                                            -------   -------    -------    -------

Income before taxes and minority interest     6,939    (1,519)       (31)     5,389
Minority interest .......................     3,362    (1,411)         -      1,951
                                            -------   -------    -------    -------
Income before taxes .....................     3,577      (108)       (31)     3,438
Provision for income taxes ..............     1,378       (42)       (12)     1,324
                                            -------   -------    -------    -------

Income from businesses held-for-sale ....   $ 2,199   $   (66)   $   (19)   $ 2,114
                                            =======   =======    =======    =======


(1) Includes $502,000 in interest expense allocated to fund the average net assets of $72.5 million of businesses held-for-sale. The rate of 2.77% is based on the weighted average rate on other borrowed funds, which approximates the marginal funding rate for this niche business.

         The following table presents the net income from businesses held-for-sale for six months ended June 30, 2002. No activity other than the $41.3 million after tax gain on the sale of WF and the $117,000 additional after tax gain on C1FN was recorded in the six moths ended June 2003:

                                             For the Six Months Ended June 30, 2002
                                             --------------------------------------
                                               WF(1)    C1FN       UAB       Total
                                            -------   -------    -------    -------
                                                       (In Thousands)
Net interest income .....................   $ 2,656   $ 3,031    $   557    $ 6,244
Provision for loan losses ...............      --         107         39        146
                                            -------   -------    -------    -------
Net interest income after provision .....     2,656     2,924        518      6,098
Noninterest income ......................    25,327     2,256         43     27,626
                                            -------   -------    -------    -------
Total revenues ..........................    27,983     5,180        561     33,724
Noninterest expenses ....................    15,583     6,969        724     23,276
                                            -------   -------    -------    -------

Income before taxes and minority interest    12,400    (1,789)      (163)    10,448
Minority interest .......................     6,048    (1,692)      --        4,356
                                            -------   -------    -------    -------
Income before taxes .....................     6,352       (97)      (163)     6,092
Provision for income taxes ..............     2,446       (39)       (65)     2,342
                                            -------   -------    -------    -------

Income from businesses held-for-sale ....   $ 3,906   $   (58)   $   (98)   $ 3,750
                                            =======   =======    =======    =======


(1) Includes $1.1 million in interest expense allocated to fund the average net assets of $71.8 million of businesses held-for-sale. The rate of 2.98% is based on the weighted average rate on other borrowed funds, which approximates the marginal funding rate for this niche business.

6.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         On May 7, 2003, WSFS entered into a Pledge and Security Agreement (Agreement) that provides for the assumption of credit and market risk by WSFS for the benefit of one party (Secured Party) in a four party swap transaction. The Agreement guarantees payment upon the occurrence of an event of default by the other party to the transaction. WSFS' obligation in the Agreement is in conjunction with its participation in an underlying credit. WSFS' exposure under the Agreement is defined as the amount payable to the Secured Party by the other party, under the swap agreements, if the swap agreements were terminated on such date by the Secured Party due to an event of default by the other party. The terms of the performance guarantees range from three to eleven years for this transaction. As of June 30, 2003, WSFS estimates the maximum undiscounted exposure on this agreement at $1.3 million. The total carrying value of the liability associated with this commitment was $5,000 at June 30, 2003. The underlying credit at June 30, 2003 was $13.1 million.

         The Corporation has an interest-rate cap with a notional amount of $50 million, which limits 3-month LIBOR to 6% for the ten years ending December 1, 2008. The cap is being used to hedge the cash flows on $50 million in trust preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million.

         The fair market value (FMV) of the cap has two components: the intrinsic value and the time value of the option. Prior to July 1, 2002, the cap was marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.

         On July 1, 2002, as a result of a change in the guidance from the FASB for implementation of Statement 133, the Corporation redesignated the original cash flow hedge and redesignated the interest rate cap so that the entire change in the market value of the cap now is included in other comprehensive income. As part of redesignating the new cash flow hedge, the method of assessing effectiveness was changed. It is now based on the total change to the interest rate cap's cash flows, and not only the change to intrinsic value, as was the basis of assessing effectiveness under the prior hedging designation. As a result of the change in the methodology for assessing effectiveness, the hedging relationship is considered to be perfectly effective and can reasonably be expected to remain so. Therefore, the full change to the fair value of interest rate cap is recorded in other comprehensive income. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at June 30, 2003 was $886,000.

         On July 1, 2002, the inception date of the redesignated hedging relationship, the fair value of the interest rate cap was $1.6 million. This amount was allocated to the respective multiple "caplets" on a fair value basis. The change in each "caplet's" respective allocated fair value amount is reclassified out of other comprehensive income and into interest expense when each of the quarterly interest payments is made on the trust preferred debt. The redesignation of the cash flow hedge has the effect of providing a more systematic method for amortizing the cost of the cap against earnings.

         Except for those above, management is not aware of any events that would result in the reclassification of gains and losses that are currently reported in accumulated other comprehensive income.

         Everbank entered into short-term forward exchange contracts to provide an effective fair value hedge on the foreign currency denominated deposits from fluctuations that may occur in world currency markets. At June 30, 2002 Everbank had entered into such contracts with notional amounts of $56.6 million. During the six months ended June 30, 2002, the expense associated with these hedging contracts was almost entirely offset by changes in the fair value of the world currency denominated deposits. There was no material impact on noninterest income. WSFS sold C1FN/Everbank on November 5, 2002 and therefore had no foreign exchange contracts at June 30, 2003.

         Related to its sale of reverse mortgages, in November 2002 the Corporation acquired a series of options to acquire up to 49.9% of Class "O" certificates issued in connection with mortgage-backed security SASCO RM-1 2002. The aggregate exercise price of the series of options is $1.0 million. Because the net present value of the estimated cash flows coming from WSFS' option on the highly illiquid Class "O" certificates is significantly less than the $1.0 million exercise price, WSFS has valued the option at $0 at June 30, 2003. The option will be evaluated quarterly for any changes in the estimated valuation.

         The following depicts the change in fair market value of the Company's derivatives:

                                                             2003                                    2002
                                            ----------------------------------     ---------------------------------------
                                               At                       At             At                             At
                                            January 1,      Change    June 30,     January 1,       Change        June 30,
                                            ----------      ------    --------     ----------       ------        --------
                                                                          (In Thousands)
       Interest Rate Cap:

       Intrinsic value - dedesignated cap    $      -       $     -    $    -        $    589     $   (544)       $    45  (1)
       Time value - dedesignated cap....            -             -         -           1,945         (340) (2)     1,605
       Redesignated cap..................       1,012          (126)      886 (1)           -            -              -
                                             --------       -------    ------        --------     --------        -------

       Total.............................    $  1,012       $  (126)   $  886        $  2,534     $   (884)       $ 1,650
                                             ========       =======    ======        ========     ========        =======

       Foreign Exchange Contracts

       Time Value..................               N/A           N/A       N/A        $   (395)     $ 4,833        $ 4,438
                                                                                     ========      =======        =======
       Options on Class "O"
         Certificates of MBS.......          $      -       $     -    $    -             N/A          N/A            N/A

(1)  Included in other comprehensive income, net of taxes.
(2)  Included  in  interest   expense  on  the  hedged  item  (trust   preferred
     borrowings).


7. COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130:

                                                      For the three months    For the six months
                                                        ended June 30,          ended June 30,
                                                      --------------------    --------------------
                                                        2003        2002        2003        2002
                                                      --------    --------    --------    --------
                                                                     (In Thousands)
Net income ........................................   $  5,844    $  7,921    $ 51,106    $ 17,347

Other Comprehensive Income:

Net unrealized holding gains (losses) on securities
    available-for-sale arising during the period,
    net of taxes ..................................        673         600        (779)        173

Net unrealized  holding losses arising during the
    period on derivatives used for cash flow hedge,
    net of taxes ..................................        (58)       (529)        (85)       (354)

Reclassification adjustment for gains
     included in net income, net of taxes .........       (117)        (13)       (117)        (14)
                                                      --------    --------    --------    --------

Total comprehensive income ........................   $  6,342    $  7,979    $ 50,125    $ 17,152
                                                      ========    ========    ========    ========


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

9.   SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation consists only of its core community banking operations and has no other operating segments. Generally, reportable segments are business units that are managed separately, operate under different regulations and offer different services to distinct customer bases. Previously, WCC, C1FN and WF were classified as operating segments, however, as a result of the discontinuance of WCC, the sale of C1FN in November of 2002 and the sale of WF in 2003 these businesses were classified as discontinued operations or businesses held-for-sale and are no longer considered segments. For a further discussion see Notes 4 and 5 of the Financial Statements.


 10.  INDEMNIFICATIONS

         Secondary Market Loan Sales. In the normal course of business, WSFS and its subsidiaries sell loans in the secondary market. As is customary in such sales, WSFS provides indemnification to the buyer under certain circumstances. This indemnification may include the repurchase of loans by WSFS. In most cases repurchases and losses are rare, and no provision is made for losses at the time of sale. When repurchase and losses are probable and reasonably estimable, provision is made in the Financial Statements for such estimated losses.

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

         In addition to the above indemnification, WSFS separately provided indemnification to the buyer for Damages, if any, that may result from C1FN shareholders bringing claims against the buyer as a result of the Services Agreement and amendments (collectively, "Services Agreements") between WSFS and C1FN over the life of those arrangements. This indemnification was provided by WSFS purely to facilitate the timely sale of C1FN/Everbank, and is not specifically related to a change in an underlying asset or liability. This indemnification extends for two years from the sale date and is capped at approximately $8.2 million. WSFS is not aware of any claims under this indemnification, and given the facts and circumstances surrounding both the Services Agreements and the sale of C1FN, management of WSFS believes the likelihood of any payments under this separate indemnification is remote. As a result of these circumstances, and the general nature of the indemnification, no provision for loss has been made in WSFS' Financial Statements at June 30, 2003.

         Sale of Wilmington Finance, Inc. On January 2, 2003, Wilmington Finance, Inc. (WF), WSFS' majority-owned subsidiary was sold to American General Finance, Inc. As is customary in the sale of a privately-held business, certain indemnifications were provided by WSFS and the other shareholders of WF to the buyer.

         Indemnifications provided by the sellers, damages incurred by, and successfully claimed by the buyer, fall into four separate categories. These include: (1) indemnification for sellers' ownership, which indemnification extends indefinitely and is uncapped in amount; (2) indemnification for tax, environmental, and benefit plan related issues, all of which indemnifications extend for their respective statute of limitations and are uncapped in amount;
(3) breaches of sellers' representations and warranties and covenants in the sale agreement (sellers' breaches indemnification), which extends for 18 months from the sale date and are capped at the purchase price (approximately $123 million); and (4) protection to the buyer in the event of successful third-party claims that result from the operation of the business prior to the sale date (third-party claims indemnification). This third-party claims indemnification includes time limits and dollar limits as follows: (i) for the first 12 months after the sale the dollar limit is $57 million; (ii) from months 13 through 18 the dollar limit is $52 million; and (iii) from months 19 through 30 the dollar limit is $32 million. Buyer must incur $2 million of damages and exhaust any related reserves provided in the closing balance sheet before an initial dollar claim may be made against the sellers for any third-party claims and sellers' breaches indemnifications. Dollar liability is uncapped for the indemnifying party if damages are due to willful misconduct, fraud, or bad faith.

         Generally speaking, WSFS is proportionately liable for its ownership share of WF (which was 65%, after the exercise of its warrant just prior to sale) of the related successful claims under indemnification provisions, except that, in order to facilitate the sale, WSFS agreed to assume a portion of the management shareholders' indemnification obligations. This additional indemnification totals as much as approximately $13 million and was assumed in exchange for a payment of $225,000 from the management shareholders. Because such payment acts like an insurance premium, WSFS will accrete the $225,000 to income over the life of the 30-month arrangement.

         WSFS is not aware of any claims to date made under the WF indemnification provisions that could result in payment. Further, indemnifications provided in the WF sale agreement are general in nature and not specifically related to the changes in an underlying asset or liability. Any potential claims related to indemnification on repurchased loans in the normal course of business have been provided for in the closing balance sheet and are further subject to the $2 million indemnification threshold. Therefore, given these circumstances, any amounts that may be paid under these indemnification provisions are neither probable nor reasonably estimable, or have a probability-weighted net present value of zero. As such, no additional provision for losses or deferral of sale consideration, other than the amounts above, are contemplated as of this date.

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

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2003 WSFS conducted operations from its main office, two operations centers and 21 retail banking offices located in northern Delaware and southeastern Pennsylvania.

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

         WCC, which discontinued operations in 2000, had 1,118 lease contracts and 786 loan contracts at June 30, 2003. It no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004. For a detailed discussion, see Note 4 to the Financial Statements.

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

         Contingencies (Including Indemnifications)

         In the ordinary course of business, the Corporation, Bank and its subsidiaries are subject to legal actions which involve claims for monetary relief. Based upon information presently available to the Corporation and its counsel, it is the Corporation's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations.

         The Bank, as successor to originators of reverse mortgages, may from time to time be involved in arbitration or litigation with the borrowers or with the heirs of borrowers. Because reverse mortgages are a relatively new and uncommon product, there can be no assurances regarding how the courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of the Bank's reverse mortgage obligations.


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

         FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

         Financial Condition

         Total assets increased $308.2 million during the first six months of 2003 to $2.0 billion at June 30, 2003. The investment in mortgage-backed securities increased $383.4 million during the six months ended June 30, 2003 as the Corporation redeployed some of its capital into agency and AAA rated mortgage-backed securities. In addition, loans grew $121.8 million during the first six months of 2003 to $1.2 billion. This volume reflects the continued strong growth in commercial and commercial real estate loans of $81.4 million. Residential real estate loans also grew by $34.7 million during the same period. These increases were partially offset by a decrease of $117.6 million in loans of businesses held-for-sale resulting from the first quarter 2003 sale of the Corporation's subprime mortgage banking subsidiary, WF, Inc. Cash and Federal Funds Sold decreased $66.3 million due to re-directing these liquid investments into higher yielding assets. Loans, operating leases and other assets of discontinued operations decreased $23.8 million, due to a continued run-off in the WCC loan and lease portfolios.

         Total liabilities increased $307.7 million between December 31, 2002 and June 30, 2003, to $1.8 billion. This increase was mainly due to a $339.9 million increase in Federal Home Loan Bank advances, primarily needed to fund the increase in assets. Deposits increased by $4.9 million during the first six months of 2003, to $903.3 million. This included a $9.2 million increase in retail deposits partially offset by a $4.3 million decline in non-retail deposits.

         Capital Resources

         Stockholders' equity increased $13.3 million between December 31, 2002 and June 30, 2003. This increase reflects net income of $51.1 million for the first six months of 2003, partially offset by the purchase of 1.1 million shares of treasury stock for $36.7 million ($33.33 per share average). At June 30, 2003, the Corporation held 7,257,869 shares of its common stock in its treasury at a cost of $122.1 million. In addition, the Corporation declared a cash dividends totaling $825,000 during the six months ended June 30, 2003. The increase in stockholders' equity was also partially offset by a decline of $1.0 million in other comprehensive income resulting primarily from the decline in the fair values of mortgage-backed securities available-for-sale and the interest rate cap. See Note 6 to the Financial Statements for further discussion of the interest rate cap.

Below is a table comparing the Bank's consolidated capital position relative to the minimum regulatory requirements as of June 30, 2003 (dollars in thousands):

                                                                                             To be Well-Capitalized
                                                 Consolidated          For Capital           Under Prompt Corrective
                                                 Bank Capital       Adequacy Purposes          Action Provisions
                                            ---------------------  ---------------------     --------------------------
                                                           % of                   % of                      % of
                                              Amount      Assets      Amount      Assets       Amount       Assets
                                              ------      ------      ------      ------       ------       ------
Total Capital
  (to Risk-Weighted Assets) ........         $238,044      18.77%    $101,445      8.00%      $126,806      10.00%
Core Capital (to Adjusted
  Tangible Assets)..................          227,436      11.27       80,734      4.00        100,917       5.00
Tangible Capital (to Tangible
  Assets) ..........................          227,436      11.27       30,275      1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          227,436      17.94          N/A       N/A         76,083       6.00

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 2003 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

    Liquidity

         In accordance with Thrift Bulletin 77, the OTS requires institutions, such as WSFS, to maintain adequate liquidity to assure safe and sound operation. WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 10.7% at June 30, 2003, compared to 13.3% at December 31, 2002. The December 31, 2002 liquidity was high due to the sale of the reverse mortgage portfolio, from which cash proceeds totaled $128 million. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary funding sources are operating earnings, deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be satisfied through the use of its borrowing capacity from the FHLB of Pittsburgh and other sources, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

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

                                                    June 30,        December 31,
                                                      2003             2002
                                                      ----             ----
                                                        (In Thousands)
Nonaccruing loans:
     Commercial .................................   $3,823            $2,242
     Consumer ...................................      448               516
     Commercial mortgage ........................      444               326
     Residential mortgage .......................    2,604             3,246
     Construction ...............................     --                 199
                                                    ------            ------

Total nonaccruing loans .........................    7,319             6,529
Assets acquired through foreclosure .............      983               904
                                                    ------            ------

Total nonperforming assets ......................   $8,302            $7,433
                                                    ======            ======

Past due loans:
     Residential mortgages ......................   $   76            $  346
     Commercial and commercial mortgages ........      230                95
     Consumer ...................................       68                88
                                                    ------            ------

Total past due loans ............................   $  374            $  529
                                                    ======            ======

Ratios:
     Nonaccruing loans to total loans (1) .......     0.60%             0.60%
     Allowance for loan losses to gross loans (1)     1.83%             1.95%
     Nonperforming assets to total assets .......     0.41%             0.44%
     Loan loss allowance to nonaccruing loans (2)   303.22%           324.49%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) .................   267.32%           285.03%

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

         Nonperforming assets increased $869,000 during the six months ended June 30, 2003. The increase was primarily due to one $1.9 million commercial business loan being placed on nonaccrual status during the second quarter. Commercial and consumer additions were partially offset by $2.4 million of collections and $419,000 in charge-offs. Residential non-accruals declined $642,000 primarily due to $398,000 of collections and $625,000 of various loans returned to accrual status. The following is an analysis of the change in nonperforming assets:

                                                      For the Six
                                                      Months Ended      For the Year Ended
                                                      June 30, 2003     December 31, 2002
                                                   ----------------     ------------------
                                                                (In Thousands)
Beginning balance..................................     $    7,433           $   7,965
     Additions ....................................          4,356               8,442
     Collections...................................         (2,443)             (4,854)
     Transfers to accrual/restructured status......           (625)             (1,762)
     Charge-offs / write-downs.....................           (419)             (2,358)
                                                        ----------           ---------

Ending balance.....................................     $    8,302           $   7,433
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At June 30, 2003, interest-bearing liabilities exceeded interest-bearing assets that mature within one year (interest-sensitive gap) by $132.4 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased to 86% at June 30, 2003 compared to 133% at December 31, 2002. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to negative 6.58% from 11.11% at December 31, 2002. However, given the historically low-level of interest rates, certain liabilities, while they have the contractual right to reprice lower, may not have the practical ability to reprice as quickly or as much as earning assets. Conversely, should interest rates increase, certain core funding liabilities may increase at a slower pace or not as much as earning assets. The change in sensitivity since December 31, 2002 is the result of the current interest rate environment and the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows from discontinued operations as well as the interest rate-sensitive funding for these assets of approximately $30 million in FHLB advances.

         Market risk is the risk of loss from adverse changes in the market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at June 30, 2003 and 2002, calculated in compliance with Thrift Bulletin No. 13A:

                                                 At June 30,
                       -----------------------------------------------------------------
                                  2003                               2002
                       -------------------------------   -------------------------------
    Change in          % Change in                       % Change in
  Interest Rate        Net Interest    Net Portfolio     Net Interest    Net Portfolio
  (Basis Points)       Margin (1)      Value Ratio (2)    Margin (1)     Value Ratio (2)
  -------------        ------------    ---------------   ------------    ---------------

       +300                 -5%            10.03%               7%           9.65%
       +200                 -3%            10.25%               5%           9.65%
       +100                 -1%            10.43%               3%           9.59%
          0                  0%            10.50%               0%           9.46%
       -100                 -2%            10.10%              -3%           9.09%
       -200 (3)             -7%            10.09%              -9%           8.81%
       -300 (3)            -18%            11.03%             -18%           8.69%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points are not deemed meaningful at June 30, 2003 and June 30, 2002 given the historically low absolute level of interest rates at that time.


COMPARISON FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     Results of Operations

         The Corporation recorded net income of $5.8 million or $0.70 per diluted share for the second quarter of 2003. This compares to $7.9 million or $0.84 per diluted share for the same quarter last year. Income from continuing operations was $5.6 million, or $0.68 per diluted share, for the three months ended June 30, 2003. This compares to $5.8 million, or $0.62 per diluted share, for the second quarter of 2002. The second quarter of 2002, however included $4.1 million in pretax income from reverse mortgages. Substantially all of WSFS' reverse mortgages were sold effective October 1, 2002 at a significant pretax gain of $101.5 million.

         Net income for the six months ended June 30, 2003 was $51.1 million or $5.94 per diluted share. This compares to $17.3 million or $1.85 per diluted share for comparable period last year. The results for the first six months of 2003 include a $41.3 million gain on the sale of the Corporation's subprime mortgage banking subsidiary, Wilmington Finance, Inc. (WF). Excluding gains on the sale of businesses, income from continuing operations was $9.7 million, or $1.13 per diluted share compared to $13.6 million, or $1.45 per diluted share in 2002. The first six months of 2002, however, included $11.1 million in pretax income from reverse mortgages. Substantially all of WSFS' reverse mortgages were sold effective October 1, 2002 at a significant pretax gain of $101.5 million.

Net Interest Income

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                    Three Months Ended June 30,
                                              ----------------------------------------------------------------------------
                                                           2003                                       2002(1)
                                              --------------------------------            --------------------------------
                                              Average                  Yield/             Average                  Yield/
                                              Balance     Interest     Rate(2)            Balance     Interest    Rate (2)
                                              -------     --------     -------            -------     --------    --------
Assets:                                                                 (Dollars in Thousands)
Interest-earning assets:
Loans (3) (4):
     Real estate loans (5)...............  $  762,804      $11,330       5.94%         $  648,586     $ 11,315      6.98%
     Commercial loans ...................     242,476        3,115       5.54             196,768        2,882      6.36
     Consumer loans......................     185,462        3,394       7.34             191,604        3,950      8.27
                                           ----------      -------                     ----------     --------
       Total loans.......................   1,190,742       17,839       6.09           1,036,958       18,147      7.11
Mortgage-backed securities (6)...........     531,584        4,065       3.06             151,894        2,186      5.76
Loans held-for-sale (4)..................       3,683           76       8.25               3,466           58      6.69
Investment securities (6)................      14,176          205       5.78              12,328          218      7.07
Investment in reverse mortgages..........         989           50      20.22              35,565        4,103     46.15
Other interest-earning assets ...........      41,672          235       2.26              26,247          201      3.07
                                           ----------      -------                     ----------     --------
     Total interest-earning assets.......   1,782,846       22,470       5.10           1,266,458       24,913      7.96
                                                          --------                                    --------
Allowance for loan losses................     (22,096)                                    (21,160)
Cash and due from banks..................     131,777                                     113,821
Loans, operating leases and other
  assets of discontinued operations......      29,529                                      86,589
Assets of businesses held-for-sale.......           -                                     397,741
Other noninterest-earning assets.........      29,050                                      49,343
                                           ----------                               -------------
     Total assets........................  $1,951,106                                  $1,892,792
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand....................  $  104,959     $     83       0.32%        $    88,862      $   106      0.48%
     Savings.............................     311,521          448       0.58             311,666          758      0.98
     Retail time deposits ...............     255,919        1,469       2.30             247,198        1,945      3.16
     Jumbo certificates of deposits .....      28,688          112       1.57              12,495           87      2.79
                                           ----------      -------                     ----------     --------
       Total interest-bearing deposits...     701,087        2,112       1.21             660,221        2,896      1.76
FHLB of Pittsburgh advances..............     677,074        5,240       3.06             453,198        5,250      4.58
Trust preferred borrowings...............      50,000          493       3.90              50,000          850      6.73
Other borrowed funds.....................     109,107          317       1.16             118,698          815      2.75
Cost of funding discontinued operations..                     (295)                                       (647)
Cost of funding businesses held-for-sale.                        -                                        (502)
                                           ----------      -------                     ----------     --------
     Total interest-bearing liabilities..   1,537,268        7,867       2.05           1,282,117        8,662      2.70
                                                           -------                                    --------
Noninterest-bearing demand deposits......     185,123                                     160,714
Liabilities of businesses held-for-sale..           -                                     315,921
Other noninterest-bearing liabilities....      29,763                                      14,583
Minority interest .......................           -                                       5,756
Stockholders' equity.....................     198,952                                     113,701
                                           ----------                             ---------------
Total liabilities and
  stockholders' equity...................  $1,951,106                                  $1,892,792
                                           ==========                                  ==========
Excess (deficit) of interest-earning
     assets over interest-bearing
     liabilities.........................  $  245,578                               $      (15,659)
                                           ==========                              ==============
Net interest and dividend income......                   $  14,603                                  $   16,251
                                                         =========                                  ==========

Interest rate spread..................                                   3.05%                                      5.26%
                                                                         =====                                      =====

Net interest margin...................                                   3.34%                                      5.22%
                                                                         =====                                      =====

(1) For comparative purposes, balances of C1FN and UAB are shown as businesses held-for-sale in 2002.
(2)  Weighted average yields have been computed on a tax-equivalent basis.
(3)  Nonperforming loans are included in average balance computations.
(4)  Balances are reflected net of unearned income.
(5)  Includes commercial mortgage loans.
(6)  Includes securities available-for-sale

                                                                      Six Months Ended June 30,
                                              ----------------------------------------------------------------------------
                                                           2003                                       2002(1)
                                              --------------------------------            --------------------------------
                                              Average                  Yield/             Average                  Yield/
                                              Balance     Interest     Rate(2)            Balance     Interest    Rate (2)
                                              -------     --------     -------            -------     --------    --------
Assets:                                                                 (Dollars in Thousands)
Interest-earning assets:
Loans (3) (4):
     Real estate loans (5)............     $  744,693      $22,648       6.08%         $  651,735      $22,851      7.01%
     Commercial loans ................        228,199        6,098       5.80             190,420        5,583      6.42
     Consumer loans...................        185,265        6,873       7.48             191,219        7,886      8.32
                                           ----------      -------                     ----------      -------
       Total loans....................      1,158,157       35,619       6.25           1,033,374       36,320      7.14
Mortgage-backed securities (6)........        435,347        7,547       3.47             132,974        3,816      5.74
Loans held-for-sale (4)...............          4,566          158       6.92               3,400          112      6.59
Investment securities (6).............         17,898          456       5.10              12,964          457      7.05
Investment in reverse mortgages.......          1,123          (27)     (4.81)             34,424       11,097     64.47
Other interest-earning assets ........         60,769          624       2.07              33,531          547      3.29
                                           ----------      -------                     ----------      -------
     Total interest-earning assets....      1,677,860       44,377       5.36           1,250,667       52,349      8.46
                                                           -------                                     -------
Allowance for loan losses.............        (21,846)                                    (21,159)
Cash and due from banks...............        130,896                                     103,839
Loans, operating leases and other
  assets of discontinued operations...         35,686                                      95,592
Assets of businesses held-for-sale....              -                                     387,039
Other noninterest-earning assets......         31,233                                      48,400
                                           ----------                                  ----------
     Total assets.....................     $1,853,829                                  $1,864,378
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $  103,736      $   187       0.36%         $   87,387      $   213      0.49%
     Savings..........................        305,661          928       0.61             311,139        1,570      1.02
     Retail time deposits ............        266,090        3,259       2.47             250,124        4,188      3.38
     Jumbo certificates of deposits ..         25,460          217       1.72              11,459          163      2.87
     Brokered certificates of deposit.              -            -          -                 277           10      7.28
                                           ----------      -------                     ----------      -------
       Total interest-bearing
         deposits.....................        700,947        4,591       1.32             660,386        6,144      1.88
FHLB of Pittsburgh advances...........        580,280       10,121       3.47             459,177       10,533      4.56
Trust preferred borrowings............         50,000          989       3.93              50,000        1,486      5.91
Other borrowed funds..................         95,268          553       1.16             100,500        1,451      2.89
Cost of funding discontinued
  operations..........................                        (695)                                     (1,402)
Cost of funding businesses
  held-for-sale.......................              -                                                   (1,070)
                                           ----------      -------                     ----------      -------
     Total interest-bearing
       liabilities....................      1,426,495       15,559       2.18           1,270,063       17,142      2.70
                                                           -------                                     -------
Noninterest-bearing demand deposits...        177,736                                     157,903
Liabilities of businesses held-for-sale             -                                     306,585
Other noninterest-bearing liabilities.         38,657                                      14,235
Minority interest ....................              -                                       6,000
Stockholders' equity..................        210,941                                     109,592
                                           ----------                                   ---------
Total liabilities and stockholders'
  equity..............................     $1,853,829                                   $1,864,378
                                           ==========                                   ==========
Excess (deficit) of interest-earning
  assets over interest-bearing
  liabilities.........................     $  251,365                                   $  (19,396)
                                           ==========                                   ==========
Net interest and dividend income......                     $28,818                                     $35,207
                                                           =======                                     =======

Interest rate spread..................                                   3.18%                                      5.76%
                                                                         =====                                      =====

Net interest margin...................                                   3.50%                                      5.72%
                                                                         =====                                      =====

(1) For comparative purposes, balances of C1FN and UAB are shown as businesses held-for-sale in 2002.
(2)  Weighted average yields have been computed on a tax-equivalent basis.
(3)  Nonperforming loans are included in average balance computations.
(4)  Balances are reflected net of unearned income.
(5)  Includes commercial mortgage loans.
(6)  Includes securities available-for-sale

         Net interest income for the second quarter of 2003 was $14.6 million. This compares to $16.3 million for the same quarter in 2002; however, the second quarter of 2002 included $4.1 million in interest income from reverse mortgages. Substantially all of WSFS' reverse mortgage were sold effective October 1, 2002 at a pretax gain of $101.5 million. The net interest margin of 3.34% for the second quarter of 2003 declined from 5.22% for the second quarter of 2002. The decrease in net interest margin was significantly affected by the above-mentioned sale of reverse mortgages. The decrease in the net interest margin was also negatively affected by the interest rate environment in which loan and investment rates are able to reprice down by more than the funding cost. Lastly, the net interest margin was negatively impacted by the active share repurchase program and the purchase of agency and AAA rated mortgage-backed securities (MBS).

         Net interest income for the six months ended June 30, 2003 was $28.8 million. This compares to $35.2 million for the same period in 2002. Net interest income in 2002 included $11.1 million in interest income from reverse mortgages. The net interest margin of 3.50% for the six months ended June 30, 2003 declined from 5.72% for the same period in 2002. The decrease in net interest margin was significantly affected by the above-mentioned sale of reverse mortgages. The decrease in the net interest margin was also negatively affected by the aforementioned interest rate environment in which loan and investment rates are able to reprice down by more than the funding cost as well as the purchase of mortgage-backed securities and share repurchases, as described above.

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

         Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on
historical  net   charge-offs   for  seven  years  which   management   believes
approximates an average business cycle. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information, as adjusted for historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions. The evaluation of the inherent loss with respect to these more current conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The more current conditions, evaluated in connection with the adjustment factors, include an evaluation of the following:

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

         WSFS' loan officers and risk managers meet monthly to discuss and review these conditions and risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, management is able to adjust specific and inherent loss estimates based upon the availability of more recent information. The provision for loan losses from continuing operations increased from $1.2 million for the first six months of 2002 to $1.5 million for the first six months of 2003, primarily a result of growth in commercial loans from period to period.

         The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

         The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                               Six months ended    Six months ended
                                                                  June 30, 2003     June 30, 2002
                                                                  -------------     -------------
                                                                       (Dollars in Thousands)
Beginning balance ..........................................      $21,452              $21,597
Provision for loan losses of continuing operations..........        1,500                1,211
Provision for loan losses, businesses held-for-sale ........            -                  146

Charge-offs:
     Residential real estate ...............................          197                  619
     Commercial real estate (1) ............................           29                  333
     Commercial.............................................          222                  354
     Consumer ..............................................          454                  860
                                                                  -------              -------
        Total charge-offs...................................          902                2,166
                                                                  -------              -------
Recoveries:
     Residential real estate ...............................            -                   11
     Commercial real estate (1) ............................          230                  176
     Commercial ............................................           71                  410
     Consumer...............................................          108                  236
                                                                  -------              -------
        Total recoveries ...................................          409                  833
                                                                  -------              -------

Net charge-offs ............................................          493                1,333
                                                                  -------              -------
Ending balance..............................................      $22,459              $21,621
                                                                  =======              =======
Net charge-offs to average gross loans
  outstanding, net of unearned income (2)...................         0.09%                0.25%
                                                                  =======              =======

(1)  Includes commercial mortgage and construction loans.
(2)  Ratio for the six months ended June 30, 2003 and 2002 is annualized.

Noninterest Income

         Noninterest income for the quarter ended June 30, 2003 was $7.3 million compared to $5.7 million for the second quarter of 2002. This increase was mainly due to an increase of $678,000 in gains on the sales of loans compared to second quarter of 2002. The second quarter 2003 gains resulted from the sales of $27.8 in residential mortgages and were the result of the high level of mortgage refinancing. In addition, credit/debit card and ATM income increased $477,000 over the same period in 2002. This reflects higher credit and debit card usage combined with the expansion of the ATM network.

         Noninterest income for the six months ended June 30, 2003 was $13.1 million compared to $10.8 million for the same period in 2002. Consistent with the quarter, this improvement was mainly due to an increase of $1.1 million in gains on the sales of loans. The remainder of the growth in noninterest income for the six months ended June 30, 2003 was in credit/debit card and ATM income, which increased $1.0 million over the same period in 2002.

Noninterest Expense

         Noninterest expenses for the quarter ended June 30, 2003 were $12.4 million, which was relatively flat in comparison to the second quarter of 2002. Salaries, benefits and other compensation expenses increased $751,000 over the comparable period in 2002. This was due to higher levels of variable compensation, which was a direct result of the profitable mortgage banking activity, commercial loan growth and the ATM business growth experienced recently. Professional fees, data processing and equipment expenses decreased as a result of the successful completion of the organization's Technology, Organizational and Process Simplification Plan (TOPS) in the first quarter of 2003.

         Noninterest expenses for the six months ended June 30, 2003 were $25.3 million or $991,000 above the $24.3 million for the same period of 2002. This increase included $1.3 million of expenses incurred in connection with the sale of WF, which included $663,000 of expenses related to special Associate compensation and a $660,000 contribution to the WSFS charitable foundation to benefit communities WSFS serves. Consistent with the quarter, these increases were partially offset by cost savings form the TOPS program.

         During the first quarter of 2003, the Corporation completed the previously announced TOPS program, an initiative designed to simplify the organization, better integrate technology solutions and re-engineer certain back office processes.

Income Taxes

         The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes from continuing operations during the three and six months ended June 30, 2003 of $3.2 million and $5.4 million, respectively, compared to an income tax provision from continuing operations of $3.4 million and $7.5 million, for the same periods in 2002. The effective tax rates from continuing operations for the three and six months ended June 30, 2003 was 36% compared to 37% for the respective comparable periods in 2002.

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The application of this Interpretation did not have a material impact on the Corporation's earnings, financial condition, or equity.

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

         In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect the adoption of this Statement to have an impact on its earnings, financial condition, or equity.


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

Item 4.   Controls and Procedures
          -----------------------

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

           The Company is not engaged in any legal proceedings of a material nature at June 30, 2003. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

           Not applicable

Item 5.    Other Information
           -----------------

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

          (a) Exhibit 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          (b) Exhibit 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (c)  Reports on 8-K
               (1) On July 23, 2003 the Registrant filed a Form 8-K pursuant to items 5 and 7 announcing earnings for the second quarter of 2003.
               (2) On August 8, 2003 the Registrant filed a Form 8-K pursuant to items 5 and 7 announcing an authorization to repurchase an additional 10% of its outstanding shares of common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             WSFS FINANCIAL CORPORATION





Date:  August 14, 2003       /s/MARVIN N. SCHOENHALS
                             --------------------------------------------------
                             Marvin N. Schoenhals
                             Chairman and President






Date:  August 14, 2003       /s/MARK A. TURNER
                             ---------------------------------------------------
                             Mark A. Turner
                             Chief Operating Officer and Chief Financial Officer