Form 10-Q
period 2003-09-30
WSFS FINANCIAL CORP
filed 2003-11-14
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2003
                               ------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     22-2866913
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)


  838 MARKET STREET, WILMINGTON, DELAWARE                          19801
-----------------------------------------                        ----------
 (Address of principal executive offices)                        (Zip Code)


                                 (302) 792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---     ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). YES  X   NO
                                         ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2003:

COMMON STOCK, PAR VALUE $.01 PER SHARE                         7,431,773
---------------------------------------                   -------------------
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

                                   FORM 10-Q

                                     INDEX


                         PART I. Financial Information


                                                                            Page
                                                                            ----
Item 1. Financial Statements
        --------------------

          Consolidated Statement of Operations for the Three and
            Nine Months Ended September 30, 2003 and 2002 (Unaudited)........3

          Consolidated Statement of Condition as of September 30, 2003
            (Unaudited) and December 31, 2002................................5

          Consolidated Statement of Cash Flows for the Nine Months
             Ended September 30, 2003 and 2002 (Unaudited)...................6

          Notes to the Consolidated Financial Statements for the
             Three and Nine Months Ended September 30, 2003 and
             2002 (Unaudited)................................................8

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             and Results of Operations.......................................17
             -------------------------

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........29
          ----------------------------------------------------------

Item 4.   Controls and Procedures............................................29
          -----------------------

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings....................................................29
        -----------------

Item 2.  Changes in Securities and Uses of Proceeds..........................29
         ------------------------------------------

Item 3.  Defaults upon Senior Securities.....................................29
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.................29
         ---------------------------------------------------

Item 5.  Other Information...................................................29
         -----------------

Item 6.  Exhibits and Reports on Form 8-K....................................29
         --------------------------------

Signatures...................................................................30

Exhibit 31 Certifications Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002......................................31

Exhibit 32 Certification Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002......................................33

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        Three months ended    Nine months ended
                                                                          September 30,         September 30,
                                                                      -------------------    -------------------
                                                                        2003        2002        2003       2002
                                                                      --------   --------   --------    --------
                                                                                      (Unaudited)
                                                                                    (In Thousands)
INTEREST INCOME:
     Interest and fees on loans ...................................   $ 17,922   $ 17,930   $ 53,699    $ 54,362
     Interest on mortgage-backed securities .......................      2,759      1,985     10,306       5,801
     Interest and dividends on investment securities ..............        283        193        739         650
     Interest on investments in reverse mortgages .................          1      1,995        (26)     13,092
     Other interest income ........................................        212        200        836         747
                                                                      --------   --------   --------    --------
                                                                        21,177     22,303     65,554      74,652
                                                                      --------   --------   --------    --------
INTEREST EXPENSE:
     Interest on deposits .........................................      1,882      2,918      6,473       9,062
     Interest on Federal Home Loan Bank advances ..................      5,167      4,545     14,593      13,676
     Interest on federal funds purchased and securities
       sold under agreements to repurchase ........................        175        178        540         510
     Interest on trust preferred borrowings .......................        489        568      1,478       2,054
     Interest on other borrowings .................................         65         30        253          79
                                                                      --------   --------   --------    --------
                                                                         7,778      8,239     23,337      25,381
                                                                      --------   --------   --------    --------
Net interest income ...............................................     13,399     14,064     42,217      49,271
Provision for loan losses .........................................        525        507      2,025       1,718
                                                                      --------   --------   --------    --------
Net interest income after provision for loan losses ...............     12,874     13,557     40,192      47,553
                                                                      --------   --------   --------    --------

NONINTEREST INCOME:
     Loan servicing fee income ....................................        796        821      2,225       2,380
     Deposit service charges ......................................      2,392      2,224      6,666       6,435
     Credit/debit card and ATM income .............................      2,498      2,379      7,200       6,079
     Securities gains .............................................        148         --        337          23
     Gains on sales of loans ......................................        217        103      1,378         201
     Other income .................................................        491        426      1,846       1,587
                                                                      --------   --------   --------    --------
                                                                         6,542      5,953     19,652      16,705
                                                                      --------   --------   --------    --------

NONINTEREST EXPENSES:
     Salaries, benefits and other compensation ....................      6,371      6,076     19,957      18,434
     Equipment expense ............................................        927      1,062      2,783       3,164
     Data processing and operations expenses ......................        738        914      2,105       2,756
     Occupancy expense ............................................      1,006        948      2,978       2,815
     Marketing expense ............................................        433        312      1,254         939
     Professional fees ............................................        457        957      1,822       2,917
     Other operating expense ......................................      1,594      2,132      5,956       5,714
                                                                      --------   --------   --------    --------
                                                                        11,526     12,401     36,855      36,739
                                                                      --------   --------   --------    --------

Income from continuing operations before taxes and cumulative
   effect of change in accounting principle .......................      7,890      7,109     22,989      27,519
Income tax provision ..............................................      2,562      2,093      7,944       9,609
                                                                      --------   --------   --------    --------

Income from continuing operations before cumulative effect of
   change in accounting principle .................................      5,328      5,016     15,045      17,910
Cumulative effect of change in accounting principle,
   net of  taxes ..................................................         --         --         --         703
                                                                      --------   --------   --------    --------

Income from continuing operations .................................      5,328      5,016     15,045      18,613
Loss on wind-down of discontinued operations, net of taxes ........         --       (563)        --        (563)
Income from discontinued operations of businesses
        held-for-sale, net of taxes ...............................         --      4,292         --       8,042
Gain on sale of businesses held-for-sale, net of taxes ............         --        737     41,389         737
                                                                      --------   --------   --------    --------
NET INCOME ........................................................   $  5,328   $  9,482   $ 56,434    $ 26,829
                                                                      ========   ========   ========    ========

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

                                                                                     Three months ended    Nine months ended
                                                                                        September 30,          September 30,
                                                                                    -------------------    ------------------
                                                                                     2003         2002        2003       2002
                                                                                    -------     -------    -------   --------
                                                                                                   (Unaudited)
                                                                                                  (In Thousands)
EARNINGS PER SHARE:
   BASIC:
    Income from continuing operations before cumulative effect
       of change in accounting principle, net of tax benefit .................      $  0.70   $  0.55       $  1.91   $  1.97
    Cumulative effect of change in accounting principle, net of
       tax benefit ...........................................................           --        --            --      0.08
                                                                                    -------   -------       -------   -------
    Income from continuing operations ........................................         0.70      0.55          1.91      2.05
    Loss on wind-down of discontinued operations,
       net of taxes ..........................................................           --     (0.06)           --     (0.06)
    Income from discontinued operations of businesses
       held-for-sale, net of taxes ...........................................           --      0.47            --      0.88
    Gain on sale of businesses held-for-sale, net of taxes ...................           --      0.08          5.24      0.08
                                                                                   --------  --------       -------  --------
    Net income ...............................................................      $  0.70   $  1.04       $  7.15   $  2.95
                                                                                   ========  ========       =======  ========
DILUTED:
    Income from continuing operations before cumulative effect
     of change in accounting principle, net of tax benefit ...................     $   0.66  $   0.53          1.80   $  1.90
    Cumulative effect of change in accounting principle, net of
       tax benefit ...........................................................           --        --            --      0.08
                                                                                   --------  --------       -------  --------
    Income from continuing operations ........................................         0.66      0.53          1.80      1.98
    Loss on wind-down of discontinued operations,
       net of taxes ..........................................................           --     (0.06)           --     (0.06)
    Income from discontinued operations of businesses
       held-for-sale, net of taxes ...........................................           --      0.45            --      0.85
    Gain on sale of businesses held-for-sale, net of taxes ...................           --      0.08          4.94      0.08
                                                                                   --------  --------       -------  --------
    Net income ...............................................................     $   0.66  $   1.00       $  6.74  $   2.85
                                                                                   ========  ========       =======  ========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CONDITION

                                                                           September 30,   December 31,
                                                                               2003           2002
                                                                           ---------------------------
                                                                            (Unaudited)
                                                                                  (In Thousands)
ASSETS
Cash and due from banks ................................................   $   138,282    $   162,258
Federal funds sold and securities purchased under agreements to resell .        10,000         64,045
Interest-bearing deposits in other banks ...............................         3,023          7,476
Investment securities held-to-maturity .................................        20,852         10,724
Investment securities available-for-sale ...............................        52,191         11,053
Mortgage-backed securities held-to-maturity ............................        17,705         39,157
Mortgage-backed securities available-for-sale ..........................       488,391         98,081
Mortgage-backed securities trading .....................................        11,407         11,000
Investment in reverse mortgages, net ...................................           138          1,131
Loans held-for-sale ....................................................        13,263          3,516
Loans, net of allowance for loan losses of $22,293 at
  September 30, 2003 and $21,452 at December 31, 2002 ..................     1,258,131      1,075,870
Loans of businesses held-for-sale ......................................          --          117,646
Stock in Federal Home Loan Bank of Pittsburgh, at cost .................        39,763         21,979
Assets acquired through foreclosure ....................................         1,118            904
Premises and equipment .................................................        12,840         13,838
Accrued interest receivable and other assets ...........................        24,897         15,116
Other assets of businesses held-for-sale ...............................          --            3,810
Loans, operating leases and other assets of discontinued operations ....        14,042         47,396
                                                                           -----------    -----------

TOTAL ASSETS ...........................................................   $ 2,106,043    $ 1,705,000
                                                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand .............................................   $   202,647    $   182,957
Money market and interest-bearing demand ...............................       116,626        109,259
Savings ................................................................       326,829        292,917
Time ...................................................................       201,154        236,793
Jumbo certificates of deposit - retail .................................        43,623         50,146
                                                                           -----------    -----------
        Total retail deposits ..........................................       890,879        872,072
Jumbo certificates of deposit - non-retail .............................        30,340         26,324
                                                                           -----------    -----------
    Total deposits .....................................................       921,219        898,396

Federal funds purchased and securities sold under
   agreements to repurchase ............................................       109,172         25,925
Federal Home Loan Bank advances ........................................       768,420        403,500
Trust preferred borrowings .............................................        50,000         50,000
Other borrowed funds ...................................................        48,087         36,581
Accrued expenses and other liabilities .................................        20,116         37,219
Other liabilities of businesses held-for-sale ..........................          --           57,862
                                                                           -----------    -----------
TOTAL LIABILITIES ......................................................     1,917,014      1,509,483
                                                                           -----------    -----------
MINORITY INTEREST ......................................................          --           12,845

STOCKHOLDERS' EQUITY:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding .............................................          --             --
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,067,342 at September 30, 2003 and 14,859,721 at December 31, 2002           151            149
Capital in excess of par value .........................................        64,526         59,789
Accumulated other comprehensive (loss) income ..........................          (842)           904
Retained earnings ......................................................       262,582        207,358
Treasury stock at cost, 7,606,869 shares at September 30, 2003
  and 6,162,269 shares at December 31, 2002 ............................      (137,388)       (85,528)
                                                                           -----------    -----------
TOTAL STOCKHOLDERS' EQUITY .............................................       189,029        182,672
                                                                           -----------    -----------
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY ..........   $ 2,106,043    $ 1,705,000
                                                                           ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Nine months ended September 30,
                                                                                             2003           2002
                                                                                         -----------    -----------
                                                                                                  (Unaudited)
                                                                                                (In Thousands)
OPERATING ACTIVITIES:
Net income ...........................................................................   $    56,434    $    26,829
Adjustments to reconcile net income to net cash used for operating activities:
Provision for loan losses ............................................................         2,025          1,718
Depreciation, accretion and amortization .............................................         9,554          5,845
Increase in accrued interest receivable and other assets .............................        (9,296)        (3,725)
Decrease in accrued interest receivable and other assets of businesses held-for-sale .            --          1,467
Origination of loans held-for-sale ...................................................       (62,675)    (1,198,829)
Proceeds from sales of loans held-for-sale ...........................................        79,098      1,087,173
(Decrease) increase in accrued interest payable and other liabilities ................       (17,223)         3,883
Increase in accrued interest payable and other liabilities of businesses held-for-sale            --            297
Gain on businesses held-for-sale .....................................................       (65,073)        (1,229)
Decrease (increase) in reverse mortgage capitalized interest, net ....................           982        (14,253)
Minority interest in net income ......................................................            --          9,007
Other, net ...........................................................................            51            139
                                                                                         -----------    -----------
NET CASH USED FOR OPERATING ACTIVITIES ...............................................        (6,123)       (81,678)
                                                                                         -----------    -----------

INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks .............................         4,453          7,374
Maturities of investment securities ..................................................           460          1,118
Sales of investment securities available-for-sale ....................................        10,957          1,485
Sales of mortgage-backed securities available-for-sale ...............................        66,592             --
Repayments of mortgage-backed securities held-to-maturity ............................        21,286         24,935
Repayments of mortgage-backed securities available-for-sale ..........................       278,125         33,521
Purchases of investment securities available-for-sale ................................       (62,040)            --
Purchases of mortgage-backed securities available-for-sale ...........................      (744,605)       (93,715)
Net increase in investments of businesses held-for-sale ..............................            --        (62,520)
Repayments of reverse mortgages ......................................................         3,335         21,075
Disbursements for reverse mortgages ..................................................        (3,731)        (4,689)
Sales of loans .......................................................................         1,383          5,986
Sale of businesses held-for-sale .....................................................       128,667          8,506
Purchase of loans ....................................................................       (10,081)       (28,878)
Net (increase) decrease in loans .....................................................      (202,437)        57,711
Net decrease in loans of businesses held-for-sale ....................................            --          4,621
Net (increase) decrease in stock of Federal Home Loan Bank of Pittsburgh .............       (17,784)         5,500
Sales of assets acquired through foreclosure, net ....................................           356            420
Premises and equipment, net ..........................................................        (1,506)        (2,431)
                                                                                         -----------    -----------
NET CASH USED FOR INVESTING ACTIVITIES ...............................................      (526,570)       (19,981)
                                                                                         -----------    -----------

FINANCING ACTIVITIES:
Net increase in demand and savings deposits ..........................................        72,474          8,412
Net (decrease) increase in time deposits .............................................       (38,146)        20,627
Net increase in deposits of businesses held-for-sale .................................            --         52,705
Receipts from FHLB borrowings ........................................................     2,643,870        476,000
Repayments of FHLB borrowings ........................................................    (2,278,950)      (551,000)
Receipts from reverse repurchase agreements ..........................................       478,354        200,000
Repayments of reverse repurchase agreements ..........................................      (445,107)      (185,000)
Net increase in federal funds purchased ..............................................        50,000         24,500
Net decrease in obligations under capital lease ......................................            --           (170)
Dividends paid on common stock .......................................................        (1,211)        (1,271)
Issuance of common stock .............................................................         4,739            220
Purchase of treasury stock, net of reissuance ........................................       (51,860)        (1,355)
Minority interest ....................................................................       (12,845)        (5,695)
                                                                                         -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............................................       421,318         37,973
                                                                                         -----------    -----------
Decrease in cash and cash equivalents from continuing operations .....................      (111,375)       (63,686)
Change in net assets from discontinued operations ....................................        33,354         53,564
Cash and cash equivalents at beginning of period .....................................       226,303        170,592
                                                                                         -----------    -----------
Cash and cash equivalents at end of period ...........................................   $   148,282    $   160,470
                                                                                         ===========    ===========

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                    Nine months ended September 30,
                                                                          2003           2002
                                                                      -----------    -----------
                                                                           (Unaudited)
                                                                          (In Thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
Cash paid for interest ..............................................   $ 21,324      $ 29,468
Cash paid for income taxes, net .....................................     56,895        17,095
Loans transferred to assets acquired through foreclosure ............        486         1,167
Net change in other comprehensive income ............................     (1,746)       (2,222)
Investments transferred to businesses held-for-sale .................         --       260,160
Loans, net of allowance transferred to businesses held-for-sale......         --        36,135
Other assets transferred to businesses held-for-sale ................         --         5,780
Deposits transferred to businesses held-for-sale ....................         --       298,170
Other liabilities transferred to businesses held-for-sale ...........         --         1,193

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


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

2.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                        For the three months       For the nine months
                                                                         ended September 30,       ended September 30,
                                                                         ------------------
                                                                           2003       2002       2003            2002
                                                                          -------   -------   --------          -------
                                                                              (In Thousands, Except Per Share Data)
NUMERATOR:
---------
Income from continuing operations before cumulative effect of change
   in accounting principle, net of tax benefit ........................   $ 5,328   $ 5,016    $15,045         $17,910
Cumulative effect of change in accounting principle, net of tax benefit        --        --         --             703
                                                                          -------   -------   --------          ------
Income from continuing operations .....................................     5,328     5,016     15,045          18,613
Loss on wind-down of discontinued operations, net of taxes ............        --      (563)        --            (563)
Income from discontinued operations of businesses
        held-for-sale, net of taxes ...................................        --     4,292         --           8,042
Gain on sale of businesses held-for-sale, net of taxes ................        --       737     41,389             737
                                                                          -------   -------   --------          ------
Net income ............................................................   $ 5,328   $ 9,482    $56,434         $26,829
                                                                          =======   =======   ========          ======
DENOMINATOR:
-----------
Denominator for basic earnings per share - weighted average shares ....     7,573     9,088      7,897           9,106
Effect of dilutive employee stock options .............................       485       378        470             318
                                                                          -------   -------   --------          ------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise ........................................     8,058     9,466      8,367           9,424
                                                                          =======   =======   ========          ======

EARNINGS PER SHARE:
------------------

BASIC:
Income from continuing operations before cumulative effect of change
  in accounting principle, net of tax benefit .........................   $  0.70   $  0.55    $  1.91         $  1.97
Cumulative effect of change in accounting principle, net of tax benefit        --        --         --            0.08
                                                                          -------   -------   --------          ------
Income from continuing operations .....................................      0.70      0.55       1.91            2.05
Loss on wind-down of discontinued operations, net of taxes ............        --     (0.06)        --           (0.06)
Income from discontinued operations of  businesses
  held for sale, net of taxes .........................................        --      0.47         --            0.88
Gain on sale of businesses held-for-sale, net of taxes ................        --      0.08       5.24            0.08
                                                                          -------   -------   --------          ------
Net income ............................................................   $  0.70   $  1.04    $  7.15         $  2.95
                                                                          =======   =======   ========          ======

DILUTED:
Income from continuing operations before cumulative effect of change
  in accounting principle, net of tax benefit .........................   $  0.66   $  0.53   $   1.80         $  1.90
Cumulative effect of change in accounting principle, net of tax benefit        --        --         --            0.08
                                                                          -------   -------   --------          ------
Income from continuing operations .....................................      0.66      0.53       1.80            1.98
Loss on wind-down of discontinued operations, net of taxes ............        --     (0.06)        --           (0.06)
Income from discontinued operations of businesses
        held for sale, net of taxes ...................................        --      0.45         --            0.85
Gain on sale of businesses held-for-sale, net of taxes ................        --      0.08       4.94            0.08
                                                                          -------   -------   --------          ------
Net income ............................................................   $  0.66   $  1.00   $   6.74          $ 2.85
                                                                          =======   =======   ========          ======
Outstanding common stock equivalents having no dilutive effect ........         1        --          1              --


3.  VALUATION OF STOCK OPTION GRANTS

     At September 30, 2003, the Corporation had two stock-based employee compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                    For the three months    For the nine months
                                                                                     ended September 30,    ended  September 30,
                                                                                  -----------------------   --------------------
                                                                                   2003         2002          2003       2002
                                                                                  --------     --------      --------   -------
                                                                                      (In Thousands, Except Per Share Data)

Income from continuing operations, as reported .................................  $  5,328     $  5,016      $ 15,045   $18,613
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of
          related tax effects ..................................................       173          165           555       560
                                                                                  --------     --------      --------   -------
              Pro forma income from continuing operations ......................  $  5,155     $  4,851      $ 14,490   $18,053

Earnings per share:
Basic:
Income from continuing operations, as reported .................................  $   0.70     $   0.55      $   1.91   $  2.05
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................          (0.02)       (0.02)        (0.08)    (0.07)
                                                                                  --------     --------      --------   -------
Pro forma income from continuing operations ....................................  $   0.68     $   0.53      $   1.83   $  1.98
                                                                                  ========     ========      ========   =======
Diluted:
Income from continuing operations, as reported .................................  $   0.66     $   0.53      $   1.80   $  1.98
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .................................................                  (0.02)       (0.02)        (0.07)    (0.06)
                                                                                  --------     --------      --------   -------
Pro forma income from continuing operations ....................................  $   0.64     $   0.51      $   1.73   $  1.92
                                                                                  ========     ========      ========   =======

4. DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT

     WSFS Financial Corporation discontinued the operations of WCC in 2000. WCC, which had 696 lease contracts and 630 loan contracts at September 30, 2003, no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004.

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

     As a result, the Corporation has established a reserve to absorb expected future net losses of WCC. Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve is re-evaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. At September 30, 2003, there were approximately $11.4 million of contract residuals outstanding for which management has estimated approximately $2.2 million in future losses. Management has inherently provided for these losses through a combination of expected operating results of WCC (excluding residual losses), reserves for residual losses and reserves for discontinued operations.

     The following table presents the operating leases, loans and other assets of discontinued operations at September 30, 2003 and December 31, 2002:

                                                           At September 30,    At December 31,
                                                               2003                2002
                                                           ----------------------------------
                                                                   (In Thousands)
Vehicles under operating leases, net of reserves .......     $ 9,691             $44,693
Loans ..................................................       3,137               7,285
Other noncash assets ...................................       1,260               2,367
Less:
    Reserve for losses of discontinued operations ......          46               6,949
                                                             -------             -------
Loans,  operating leases and other assets  of
  discontinued operations ..............................     $14,042             $47,396
                                                             =======             =======

     The following table presents the net income from discontinued operations for the three and nine months ended September 30, 2003 and 2002:

                                              For the three months        For the nine months
                                               ended September 30,        ended September 30,
                                           -----------------------    -------------------------
                                              2003            2002      2003              2002
                                           -------         -------    -------           -------
                                                              (In Thousands)
Interest income ........................   $    93         $   223    $   353           $   792
Allocated interest expense (1) .........       186             572        881             1,974
                                           -------         -------    -------           -------
Net interest expense ...................       (93)           (349)      (528)           (1,182)
Loan and lease servicing fee income ....        68              72        253               292
Rental income on operating leases, net .      (469)            635       (519)            1,860
Other income ...........................        (1)              1          1                 7
                                           -------         -------    -------           -------
        Net revenues ...................      (495)            359       (793)              977
Noninterest expenses ...................       153             380        518               975
                                           -------         -------    -------           -------
(Loss) income before taxes .............      (648)            (21)    (1,311)                2
Charge (credit) to reserve for losses on
   discontinued operations .............       648              21      1,311                (2)
Income tax provision ...................        --             563         --               563
                                           -------         -------    -------           -------
Income from discontinued operations ....   $    --         $  (563)   $    --           $  (563)
                                           =======         =======    =======           =======

______________
(1) Allocated interest expense for the three and nine months ended September 30, 2003 and 2002 was based on a direct matched-maturity funding of the non-cash assets of discontinued operations. The average borrowing rates for the three and nine months ended September 30, 2003 was 3.51% and 3.42% compared to 2.97% and 2.82% for the respective comparable periods in 2002.

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

     Under a provision of the agreement between sellers and buyers, certain sale consideration was withheld in two separate escrow accounts pending the resolution of certain events. WSFS' portion of these escrow amounts totaled approximately $786,000. These amounts were not recognized by WSFS at December 31, 2002, as their receipt was not assured beyond a reasonable doubt. In March 2003, WSFS received $175,000 of the $786,000 held in escrow. As a result, management recorded the $175,000 ($117,000 after taxes) as a gain on the sale of businesses held-for-sale in the first quarter of 2003. WSFS expects to receive the final escrow payment during the fourth quarter of 2003 and therefore expects to recognize the remaining escrowed amount as a gain on sale of businesses held-for-sale in that period. See Note 10 of the Financial Statements for further discussion.

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

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, income/losses from these three businesses (UAB, C1FN/Everbank and WF) have been presented as income/losses of businesses held-for-sale, and shown separately for all periods presented.

     The gains realized on the sale of C1FN, WF and UAB are presented on the statement of operations, net of tax. The average balance sheet is presented with total assets and liabilities of businesses held-for-sale displayed separately.

     The following table presents the net income from businesses held-for-sale for the three months ended September 30, 2002. No activity was recorded in the third quarter of 2003:

                                               For the Three Months Ended September 30, 2002
                                               ---------------------------------------------
                                                 WF(1)       C1FN       UAB          Total
                                                 -----       ----       ---          ----
                                                                  (In Thousands)
Net interest income ........................   $ 1,834      $   677    $   308       $ 2,819
Provision for loan losses ..................        --           90         18           108
                                               -------      -------    -------       -------
Net interest income after provision ........     1,834          587        290         2,711
Noninterest income .........................    19,514        2,999          8        22,521
                                               -------      -------    -------       -------
Total revenues .............................    21,348        3,586        298        25,232
Noninterest expenses .......................    10,427        2,842        334        13,603
                                               -------      -------    -------       -------

Income before taxes and minority interest...    10,921          744        (36)       11,629
Minority interest ..........................     5,273         (622)      --           4,651
                                               -------      -------    -------       -------
Income before taxes ........................     5,648        1,366        (36)        6,978
Provision for income taxes .................     2,175          525        (14)        2,686
                                               -------      -------    -------       -------
Income from businesses held-for-sale .......   $ 3,473      $   841    $   (22)      $ 4,292
                                               =======      =======    =======       =======

(1) Includes $691,000 in interest expense allocated to fund the average net assets of $102.7 million of businesses held-for-sale. The rate of 2.69% is based on the weighted average rate on other borrowed funds, which approximated the marginal funding rate for this niche business.

     The following table presents the net income from businesses held-for-sale for nine months ended September 30, 2002. No activity other than the $41.3 million after tax gain on the sale of WF and the $117,000 additional after tax gain on C1FN was recorded in the nine moths ended September 30, 2003:

                                                For the Nine Months Ended September 30, 2002
                                               ---------------------------------------------
                                                 WF(1)       C1FN       UAB          Total
                                                 -----       ----       ---          ----
                                                                  (In Thousands)
Net interest income ........................   $ 4,490      $ 3,708    $   865      $ 9,063
Provision for loan losses ..................        --          197         57          254
                                               -------      -------    -------      -------
Net interest income after provision ........     4,490        3,511        808        8,809
Noninterest income .........................    44,841        5,255         51       50,147
                                               -------      -------    -------      -------
Total revenues .............................    49,331        8,766        859       58,956
Noninterest expenses .......................    26,010        9,811      1,058       36,879
                                               -------      -------    -------      -------
Income before taxes and minority interest...    23,321       (1,045)      (199)      22,077
Minority interest ..........................    11,321       (2,314)      --          9,007
                                               -------      -------    -------      -------
Income before taxes ........................    12,000        1,269       (199)      13,070
Provision for income taxes .................     4,621          486        (79)       5,028
                                               -------      -------    -------      -------
Income from businesses held-for-sale .......   $ 7,379      $   783    $  (120)     $ 8,042
                                               =======      =======    =======      =======

(1) Includes $1.8 million in interest expense allocated to fund the average net assets of $82.1 million of businesses held-for-sale. The rate of 2.88% is based on the weighted average rate on other borrowed funds, which approximates the marginal funding rate for this niche business.

6. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     On May 7, 2003, WSFS entered into a Pledge and Security Agreement (Agreement) that provides for the assumption of credit and market risk by WSFS for the benefit of one party (Secured Party) in a multi-party swap transaction. The Agreement guarantees payment upon the occurrence of an event of default by the other party to the transaction. WSFS' obligation in the Agreement is in conjunction with its participation in an underlying credit. WSFS' exposure under the Agreement is defined as the amount payable to the Secured Party by the other party, under the swap agreements, if the swap agreements were terminated on such date by the Secured Party due to an event of default by the other party. The terms of the performance guarantees a range from three to eleven years for this transaction. As of September 30, 2003, WSFS estimates the maximum undiscounted exposure on this agreement at $1.1 million. The total carrying value of the liability associated with this commitment was $4,100 at September 30, 2003. The underlying credit at September 30, 2003 was $9.2 million.

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

     On July 1, 2002, as a result of a change in the guidance from the FASB for implementation of Statement 133, the Corporation redesignated the original cash flow hedge and redesignated the interest rate cap so that the entire change in the market value of the cap now is included in other comprehensive income. As part of redesignating the new cash flow hedge, the method of assessing effectiveness was changed. It is now based on the total change to the interest rate cap's cash flows, and not only the change to intrinsic value, as was the basis of assessing effectiveness under the prior hedging designation. As a result of the change in the methodology for assessing effectiveness, the hedging relationship is considered to be perfectly effective and can reasonably be expected to remain so. Therefore, the full change to the fair value of interest rate cap is recorded in other comprehensive income. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at September 30, 2003 was $804,000.

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

     Everbank entered into short-term forward exchange contracts to provide an effective fair value hedge on the foreign currency denominated deposits from fluctuations that may occur in world currency markets. At September 30, 2002 Everbank had entered into such contracts with notional amounts of $113.3 million. During the nine months ended September 30, 2002, the expense associated with these hedging contracts was almost entirely offset by changes in the fair value of the world currency denominated deposits. There was no material impact on noninterest income. WSFS sold C1FN/Everbank on November 5, 2002 and therefore had no foreign exchange contracts at September 30, 2003.

     While not meeting the definition of a derivative under SFAS 133, related to its sale of reverse mortgages, in November 2002 the Corporation received as consideration a series of options to acquire up to 49.9% of Class "O" certificates issued in connection with mortgage-backed security SASCO RM-1 2002. The aggregate exercise price of the series of options is $1.0 million. Because the net present value of the estimated cash flows coming from WSFS' option on the highly illiquid Class "O" certificates is significantly less than the $1.0 million exercise price, WSFS has valued the option at $0 at September 30, 2003. The option will be evaluated quarterly for any changes in the estimated valuation.

     The following depicts the change in fair market value of the Company's derivatives:

                                                             2003                                   2002
                                            --------------------------------------  --------------------------------------
                                                At                          At         At                        At
                                            January 1,      Change    September 30, January 1,     Change    September 30,
                                            ----------      -------   ------------- ----------     ------    -------------
                                                        (In Thousands)
INTEREST RATE CAP:

Intrinsic value - dedesignated cap......... $    -        $    -        $    -      $   589       $    (589)    $    -
Time value - dedesignated cap..............      -             -             -        1,945          (1,945)         -
Redesignated cap...........................  1,012          (208)          804 (1)        -             835        835 (1)
                                            ------        ------        ------      -------       ---------     ------
Total...................................... $1,012        $ (208)       $  804      $ 2,534       $  (1,699)    $  835
                                            ======        ======        ======      =======       =========     ======
FOREIGN EXCHANGE CONTRACTS

Time Value.................................    N/A           N/A           N/A      $  (395)      $   1,666     $1,271
                                                                                    =======       =========     ======

(1)  Included in other comprehensive income, net of taxes.


7. COMPREHENSIVE INCOME

     The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130:

                                                                For the three months            For the nine months
                                                                ended September 30,             ended September 30,
                                                             ------------------------         ----------------------
                                                               2003            2002             2003           2002
                                                             -------         -------          -------        -------
                                                                                (In Thousands)
Net income ................................................. $ 5,328         $ 9,482          $56,434       $ 26,829

Other Comprehensive Income:
Net unrealized holding gains (losses) on securities
        available-for-sale arising during the period,
        net of taxes........................................    (620)           (443)          (1,399)          (270)

Net unrealized holding losses arising during the
        period on derivatives used for cash flow hedge,
        net of taxes........................................     (53)           (559)            (138)          (913)

Reclassification adjustment for gains included in net income,
     net of taxes...........................................     (92)         (1,025)            (209)        (1,039)
                                                             -------         -------          -------        -------
Total comprehensive income.................................. $ 4,563         $ 7,455          $54,688        $24,607
                                                             =======         =======          =======        =======

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

9.   SEGMENT INFORMATION

     Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation consists only of its core community banking operations and has no other operating segments. Generally, reportable segments are business units that are managed separately, operate under different regulations and offer different services to distinct customer bases. Previously, WCC, C1FN and WF were classified as operating segments, however, as a result of the discontinuance of WCC in 2000, the sale of C1FN in November of 2002 and the sale of WF in 2003 these businesses were classified as discontinued operations or businesses held-for-sale and are no longer considered segments. For a further discussion see Notes 4 and 5 of the Financial Statements.

10.  INDEMNIFICATIONS

     SECONDARY MARKET LOAN SALES. In the normal course of business including its sale of reverse mortgages, WSFS and its subsidiaries sell loans in the secondary market. As is customary in such sales, WSFS provides indemnification to the buyer under certain circumstances. This indemnification may include the repurchase of loans by WSFS. In most cases repurchases and losses are rare, and no provision is made for losses at the time of sale. When repurchase and losses are probable and reasonably estimable, provision is made in the Financial Statements for such estimated losses.

     SALE OF C1FN/EVERBANK SEGMENT. On November 5, 2002, the C1FN/Everbank segment of WSFS was sold by WSFS and other shareholders of C1FN to Alliance
Capital Partners, Inc. and its subsidiary, First Alliance Bank, F.S.B. As is customary in the sale of a privately-held business, certain indemnifications were provided by the sellers in the event of costs, losses, damages, etc (collectively, "Damages") incurred and successfully claimed by the buyer for breaches of sellers' representations and warranties, sellers' failure to perform under the transaction agreements, and the sellers' ownership and operation of the business prior to sale, generally speaking. This indemnification extends for one year from the sale date and is capped at $1,750,000 in the aggregate, which has been placed in escrow. Buyer's damages must exceed $200,000 before any initial claims may be made. WSFS' share of this indemnification escrow is $611,000. Since the indemnification period ended November 5, 2003 WSFS has not received any indication that a claim will be filed or that it will not receive payment. As a result, management expects to receive and record the payment in the fourth quarter of 2003 as a gain on sale of businesses held-for-sale.

     In  addition  to  the  above  indemnification,   WSFS  separately  provided
indemnification to the buyer for Damages, if any, that may result from C1FN shareholders bringing claims against the buyer as a result of the Services Agreement and amendments (collectively, "Services Agreements") between WSFS and C1FN over the life of those arrangements. This indemnification was provided by WSFS purely to facilitate the timely sale of C1FN/Everbank, and is not specifically related to a change in an underlying asset or liability. This indemnification extends for two years from the sale date and is capped at approximately $8.2 million. WSFS is not aware of any claims under this indemnification, and given the facts and circumstances surrounding both the Services Agreements and the sale of C1FN, management of WSFS believes the likelihood of any payments under this separate indemnification is remote. As a result of these circumstances, and the general nature of the indemnification, no provision for loss has been made in WSFS' Financial Statements at September 30, 2003.

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

     WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2003 WSFS conducted operations from, among other locations, its main office, two operations centers and 22 retail banking offices located in Delaware and southeastern Pennsylvania.

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

     WCC, which discontinued operations in 2000, had 696 lease contracts and 630 loan contracts at September 30, 2003. It no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004. For a detailed discussion, see Note 4 to the Financial Statements.

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

     The Bank, as successor to originators of reverse mortgages, may from time to time be involved in arbitration or litigation with the various parties including borrowers or with the heirs of borrowers. Because reverse mortgages are a relatively new and uncommon product, there can be no assurances regarding how the courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of the Bank's reverse mortgage obligations.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     FINANCIAL CONDITION

     Total assets increased $401.0 million during the first nine months of 2003 to $2.1 billion at September 30, 2003. The investment in mortgage-backed securities increased $369.3 million during the nine months ended September 30, 2003 as the Corporation redeployed some of its capital into agency and AAA rated mortgage-backed securities. In addition, loans grew $182.3 million during the first nine months of 2003 to $1.3 billion. This volume reflects the continued strong growth in commercial and commercial real estate loans of $136.8 million. Residential real estate loans also grew by $40.7 million during the same period. These increases were partially offset by a decrease of $117.6 million in loans of businesses held-for-sale resulting from the first quarter 2003 sale of the Corporation's subprime mortgage banking subsidiary, WF. Cash and Federal Funds Sold decreased $78.0 million due to re-directing these liquid investments into higher yielding assets. Loans, operating leases and other assets of discontinued operations decreased $33.4 million, due to a continued run-off in the WCC loan and lease portfolios.

     Total liabilities increased $407.5 million between December 31, 2002 and September 30, 2003, to $1.9 billion. This increase was mainly due to a $364.9 million increase in Federal Home Loan Bank advances, primarily needed to fund the increase in assets. Deposits increased by $22.8 million during the first nine months of 2003, to $921.2 million. This included a $18.8 million increase in retail deposits and a $4.0 million increase in non-retail deposits.

     CAPITAL RESOURCES

     Stockholders' equity increased $6.4 million between December 31, 2002 and September 30, 2003. This increase reflects net income of $56.4 million for the first nine months of 2003, partially offset by the purchase of 1.4 million shares of treasury stock for $51.9 million ($35.82 per share average). At September 30, 2003, the Corporation held 7,606,869 shares of its common stock in its treasury at a cost of $137.4 million. In addition, the Corporation declared cash dividends totaling $1.2 million during the nine months ended September 30, 2003. The increase in stockholders' equity was also partially offset by a decline of $1.7 million in other comprehensive income resulting primarily from the decline in the fair values of mortgage-backed securities available-for-sale and the interest rate cap. See Note 6 to the Financial Statements for further discussion of the interest rate cap.

     Below is a table comparing the Bank's consolidated capital position relative to the minimum regulatory requirements as of September 30, 2003 (dollars in thousands):

                                                                                  To be Well-Capitalized
                                          Consolidated            For Capital     Under Prompt Corrective
                                          Bank Capital         Adequacy Purposes     Action Provisions
                                        ----------------       -----------------  -----------------------
                                                   % of                   % of                    % of
                                         Amount   Assets       Amount    Assets    Amount        Assets
                                         ------   ------       ------    ------    ------        -------
Total Capital
  (to Risk-Weighted Assets)............ $239,431    17.95%     $106,726   8.00%    $133,408      10.00%
Core Capital (to Adjusted
  Total Assets)........................  228,009    10.81        84,371   4.00      105,464       5.00
Tangible Capital (to Tangible
  Assets)..............................  228,009    10.81        31,639   1.50        N/A         N/A
Tier 1 Capital (to Risk-Weighted
  Assets)..............................  228,009    17.09        53,363   4.00       80,045       6.00


     Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 2003 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

     LIQUIDITY

     In accordance with Thrift Bulletin 77, the OTS requires institutions, such as WSFS, to maintain adequate liquidity to assure safe and sound operation. WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 10.0% at September 30, 2003, compared to 13.3% at December 31, 2002. The December 31, 2002 liquidity was high due to the sale of the reverse mortgage portfolio, from which cash proceeds totaled $128 million. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary funding sources are operating earnings, deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be satisfied through the use of its borrowing capacity from the FHLB of Pittsburgh and other sources, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

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

                                                           September 30,   December 31,
                                                               2003            2002
                                                              ------         ------
                                                                  (In Thousands)
Nonaccruing loans:
        Commercial .......................................    $1,747         $2,242
        Consumer .........................................       425            516
        Commercial mortgage ..............................       864            326
        Residential mortgage .............................     2,712          3,246
        Construction .....................................        --            199
                                                              ------         ------
Total nonaccruing loans ..................................     5,748          6,529
Assets acquired through foreclosure ......................     1,118            904
                                                              ------         ------

Total nonperforming assets ...............................    $6,866         $7,433
                                                              ======         ======

Past due loans:
        Residential mortgages ............................    $  226         $  346
        Commercial and commercial mortgages ..............        67             95
        Consumer .........................................       153             88
                                                              ------         ------
Total past due loans .....................................    $  446         $  529
                                                              ======         ======

Ratios:
        Nonaccruing loans to total loans (1) .............      0.45%          0.60%
        Allowance for loan losses to gross loans (1) .....      1.74%          1.95%
        Nonperforming assets to total assets .............      0.33%          0.44%
        Loan loss allowance to nonaccruing loans (2) .....    383.21%        324.49%
        Loan and foreclosed asset allowance to total
          nonperforming assets (2) .......................    320.77%        285.03%

(1)   Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

     Nonperforming assets decreased $567,000 during the nine months ended September 30, 2003. The decline was due to reductions in residential and commercial loans being partially offset by increases in commercial mortgages and assets acquired through foreclosure. Residential and commercial loans declined by $534,000 and $495,000, respectively, mainly due to collections. Commercial mortgages increased primarily due to a $440,000 loan being placed on non-accrual during the third quarter. Assets acquired through foreclosure increased $214,000 due to the addition of various residential properties totaling $338,000, partially offset by the sale of four residential properties. The following is an analysis of the change in nonperforming assets:

                                                    For the Nine
                                                    Months Ended        For the Year Ended
                                                 September 30, 2003     December 31, 2002
                                                 -------------------    ------------------
                                                               (In Thousands)
Beginning balance.................................   $ 7,433                $ 7,965
        Additions.................................     6,594                  8,442
        Collections...............................    (4,797)                (4,854)
        Transfers to accrual/restructured status..      (828)                (1,762)
        Charge-offs / write-downs, net............    (1,536)                (2,358)
                                                     -------                -------
Ending balance....................................   $ 6,866                $ 7,433
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

INTEREST SENSITIVITY

     The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At September 30, 2003, interest-bearing liabilities exceeded interest-bearing assets that mature within one year (interest-sensitive gap) by $216.4 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased to 79% at September 30, 2003 compared to 133% at December 31, 2002. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to negative 10.28% from 11.11% at December 31, 2002. However, given the historically low-level of interest rates, certain liabilities, while they have the contractual right to reprice lower, may not have the practical ability to reprice as quickly or as much as earning assets. Conversely, should interest rates increase, certain core funding liabilities may increase at a slower pace or not as much as earning assets. The change in sensitivity since December 31, 2002 is the result of the current interest rate environment and the
Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows from discontinued operations as well as the interest rate-sensitive funding for these assets of approximately $30 million in FHLB advances.

     Market risk is the risk of loss from adverse changes in the market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at September 30, 2003 and 2002, calculated in compliance with Thrift Bulletin No. 13A:

                                                     At September 30,
                       -----------------------------------------------------------------------
                                     2003                                  2002
                       ------------------------------         --------------------------------
  Change in            % Change in                            % Change in
 Interest Rate         Net Interest    Net Portfolio          Net Interest      Net Portfolio
(Basis Points)         Margin (1)      Value Ratio (2)        Margin (1)        Value Ratio (2)
--------------         ------------    ---------------        ------------      ---------------
    +300                  -9%             8.70%                  9%               9.62%
    +200                  -6%             9.05%                  6%               9.48%
    +100                  -3%             9.35%                  3%               9.28%
       0                   0%             9.57%                  0%               9.02%
    -100                  -2%             9.38%                 -4%               8.46%
    -200 (3)              -8%             9.49%                -11%               8.21%
    -300 (3)             -19%            10.24%                -18%               8.08%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points are not deemed meaningful at September 30, 2003 and 2002 given the historically low absolute level of interest rates at those times.


COMPARISON FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     RESULTS OF OPERATIONS

     The Corporation recorded net income of $5.3 million or $0.66 per diluted share for the third quarter of 2003. This compares to $9.5 million or $1.00 per diluted share for the same quarter last year. Income from continuing operations was $5.3 million, or $0.66 per diluted share, for the three months ended September 30, 2003. This compares to $5.0 million, or $0.53 per diluted share, for the third quarter of 2002. The third quarter of 2002 also included $2.0 million in interest income from reverse mortgages. Substantially all of WSFS' reverse mortgages were sold effective October 1, 2002 at a pretax gain of $101.5 million.

     Net income for the nine months ended September 30, 2003 was $56.4 million or $6.74 per diluted share. This compares to $26.8 million or $2.85 per diluted share for the comparable period last year. The results for the first nine months of 2003 include a $41.3 million or $4.93 per diluted share gain on the sale of the Corporation's subprime mortgage banking subsidiary, Wilmington Finance, Inc.
(WF). Excluding gains on the sale of businesses, income from continuing operations was $15.0 million, or $1.80 per diluted share compared to $18.6 million, or $1.98 per diluted share in 2002. The first nine months of 2002, however, included $13.1 million in interest income from reverse mortgages. Substantially all of WSFS' reverse mortgages were sold effective October 1, 2002 at a pretax gain of $101.5 million.

     NET INTEREST INCOME

     The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                    Three Months Ended September 30,
                                              ----------------------------------------------------------------------------
                                                           2003                                       2002(1)
                                              --------------------------------            --------------------------------
                                              Average                  Yield/             Average                  Yield/
                                              Balance     Interest     Rate(2)            Balance     Interest    Rate (2)
                                              -------     --------     -------            -------     --------    --------
Assets:                                                                 (Dollars in Thousands)
Interest-earning assets:
Loans (3) (4):
     Real estate loans (5)...............  $  796,869      $11,346       5.70%         $  635,542     $ 10,893      6.86%
     Commercial loans ...................     260,972        3,106       5.08             199,871        3,045      6.52
     Consumer loans......................     187,536        3,330       7.04             192,670        3,943      8.12
                                           ----------      -------                     ----------     --------
       Total loans.......................   1,245,377       17,782       5.80           1,028,083       17,881      7.07
Mortgage-backed securities (6)...........     522,902        2,759       2.11             152,445        1,985      5.21
Loans held-for-sale (4)..................       9,416          140       5.95               2,777           49      7.06
Investment securities (6)................      27,013          283       4.19              11,417          193      6.76
Investment in reverse mortgages..........         306            1       1.31              35,142        1,995     22.71
Other interest-earning assets ...........      46,116          212       1.82              25,629          200      3.10
                                           ----------      -------                     ----------     --------
     Total interest-earning assets.......   1,851,130       21,177       4.64           1,255,493       22,303      7.20
                                                          --------                                    --------
Allowance for loan losses................     (22,485)                                    (21,439)
Cash and due from banks..................     140,233                                     142,104
Loans, operating leases and other
  assets of discontinued operations......      18,228                                      70,718
Assets of businesses held-for-sale.......          --                                     453,124
Other noninterest-earning assets.........      37,728                                      40,106
                                           ----------                               -------------
     Total assets........................  $2,024,834                                  $1,940,106
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand....................  $  112,220     $     63       0.22%        $    91,323      $   112      0.49%
     Savings.............................     318,515          359       0.45             305,738          722      0.94
     Retail time deposits ...............     247,838        1,346       2.15             259,707        1,966      3.00
     Jumbo certificates of deposits .....      32,662          114       1.38              18,425          118      2.54
                                           ----------      -------                     ----------     --------
       Total interest-bearing deposits...     711,235        1,882       1.05             675,193        2,918      1.71
FHLB of Pittsburgh advances..............     736,057        5,353       2.85             434,946        5,117      4.60
Trust preferred borrowings...............      50,000          489       3.83              50,000          568      4.45
Other borrowed funds.....................     112,537          240       0.85             134,777          887      2.63
Cost of funding discontinued operations..                     (186)                                       (572)
Cost of funding businesses held-for-sale.                        -                                        (679)
                                           ----------      -------                     ----------     --------
     Total interest-bearing liabilities..   1,609,829        7,778       1.93           1,294,916        8,239      2.55
                                                           -------                                    --------
Noninterest-bearing demand deposits......     196,155                                     161,071
Liabilities of businesses held-for-sale..          --                                     345,158
Other noninterest-bearing liabilities....      28,110                                      11,638
Minority interest .......................          --                                       7,994
Stockholders' equity.....................     190,740                                     119,329
                                           ----------                                  ----------
Total liabilities and
  stockholders' equity...................  $2,024,834                                  $1,940,106
                                           ==========                                  ==========
Excess (deficit) of interest-earning
     assets over interest-bearing
     liabilities.........................  $  241,301                                  $  (39,423)
                                           ==========                                  ==========
Net interest and dividend income......                   $  13,399                                  $   14,064
                                                         =========                                  ==========

Interest rate spread..................                                   2.71%                                      4.65%
                                                                         =====                                      =====

Net interest margin...................                                   2.96%                                      4.57%
                                                                         =====                                      =====

(1) For comparative purposes, balances of C1FN and UAB are shown as businesses held-for-sale in 2002.
(2)  Weighted average yields have been computed on a tax-equivalent basis.
(3)  Nonperforming loans are included in average balance computations.
(4)  Balances are  reflected  net of unearned  income.
(5)  Includes commercial mortgage loans.
(6)  Includes securities available-for-sale.

                                                                    Nine Months Ended September 30,
                                              ----------------------------------------------------------------------------
                                                           2003                                       2002(1)
                                              --------------------------------            --------------------------------
                                              Average                  Yield/             Average                  Yield/
                                              Balance     Interest     Rate(2)            Balance     Interest    Rate (2)
                                              -------     --------     -------            -------     --------    --------
Assets:                                                                 (Dollars in Thousands)
Interest-earning assets:
Loans (3) (4):
     Real estate loans (5)...............  $  762,275      $33,961       5.94%         $  642,281     $ 33,744      7.01%
     Commercial loans ...................     239,244        9,203       5.54             193,605        8,628      6.45
     Consumer loans......................     186,031       10,204       7.33             191,735       11,829      8.25
                                           ----------      -------                     ----------     --------
       Total loans.......................   1,187,550       53,368       6.09           1,027,621       54,201      7.14
Mortgage-backed securities (6)...........     464,853       10,306       2.96             139,537        5,801      5.54
Loans held-for-sale (4)..................       6,201          331       7.12               3,187          161      6.74
Investment securities (6)................      20,970          739       4.70              12,443          650      6.97
Investment in reverse mortgages..........         848          (26)     (4.09)             34,666       13,092     50.35
Other interest-earning assets ...........      55,830          836       2.00              30,868          747      3.24
                                           ----------      -------                     ----------     --------
     Total interest-earning assets.......   1,736,252       65,554       5.10           1,248,322       74,652      8.06
                                                          --------                                    --------
Allowance for loan losses................     (22,061)                                    (21,253)
Cash and due from banks..................     134,042                                     116,734
Loans, operating leases and other
  assets of discontinued operations......      29,803                                      87,210
Assets of businesses held-for-sale.......          --                                     413,336
Other noninterest-earning assets.........      33,421                                      45,550
                                           ----------                               -------------
     Total assets........................  $1,911,457                                  $1,889,899
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand....................  $  106,595     $    250       0.31%        $    88,731      $   325      0.49%
     Savings.............................     309,993        1,288       0.56             309,297        2,292      0.99
     Retail time deposits ...............     259,940        4,603       2.37             253,319        6,154      3.25
     Jumbo certificates of deposits .....      27,887          332       1.59              13,807          281      2.72
     Brokered certificates of deposits...           -            -          -                 183           10      7.31
                                           ----------      -------                     ----------     --------
       Total interest-bearing deposits...     704,415        6,473       1.23             665,337        9,062      1.82
FHLB of Pittsburgh advances..............     632,776       15,474       3.22             451,011       15,650      4.58
Trust preferred borrowings...............      50,000        1,478       3.90              50,000        2,054      5.42
Other borrowed funds.....................     101,088          793       1.05             112,050        2,338      2.78
Cost of funding discontinued operations..                     (881)                                     (1,974)
Cost of funding businesses held-for-sale.                        -                                      (1,749)
                                           ----------      -------                     ----------     --------
     Total interest-bearing liabilities..   1,488,279       23,337       2.09           1,278,398       25,381      2.65
                                                           -------                                    --------
Noninterest-bearing demand deposits......     183,943                                     158,808
Liabilities of businesses held-for-sale..          --                                     319,788
Other noninterest-bearing liabilities....      35,102                                      13,359
Minority interest .......................          --                                       6,672
Stockholders' equity.....................     204,133                                     112,874
                                           ----------                                  ----------
Total liabilities and
  stockholders' equity...................  $1,911,457                                  $1,889,899
                                           ==========                                  ==========
Excess (deficit) of interest-earning
     assets over interest-bearing
     liabilities.........................  $  247,973                                  $  (30,076)
                                           ==========                                  ==========
Net interest and dividend income......                   $  42,217                                  $   49,271
                                                         =========                                  ==========

Interest rate spread..................                                   3.01%                                      5.41%
                                                                         =====                                      =====

Net interest margin...................                                   3.31%                                      5.35%
                                                                         =====                                      =====

(1) For comparative purposes, balances of C1FN and UAB are shown as businesses held-for-sale in 2002.
(2) Weighted average yields have been computed on a tax-equivalent basis.
(3) Nonperforming loans are included in average balance computations.
(4) Balances are reflected net of unearned income.
(5) Includes commercial mortgage loans.
(6) Includes securities available-for-sale.

     Net  interest  income  for the  third  quarter  of 2003 was  $13.4  million compared to $14.1 million for the same quarter in 2002; however the third quarter of 2002 included $2.0 million in interest income from reverse mortgages. Substantially all of WSFS' reverse mortgages were sold effective October 1, 2002 at a pretax gain of $101.5 million. The net interest margin of 2.96% for the third quarter of 2003 declined from 4.57% for the third quarter of 2002. The above-mentioned  sale  of  reverse  mortgages  significantly  affected  the  net interest margin. The current interest rate environment in which loan and investment rates reprice down by more than the funding cost also affected the net interest margin. Finally, capital management activities including the active share repurchases program and the purchase of Agency and AAA-rated mortgage-backed securities (MBS) negatively impacted the net interest margin. The yield on the MBS portfolio was 2.11% in the third quarter of 2003 versus 3.06% in the second quarter of 2003. This decline in the MBS yield was caused by the faster than expected amortization of premiums on MBS as a result of the significant amount of prepayments received during the quarter. Large prepayments resulted from the declining rate environment in 2003. Mortgage rates have recently risen from their historic lows. As a result, management estimates that prepayments will slow and the Bank should experience a reduction in the amortization of those premiums and a corresponding increase in the yields on MBS. Absent further significant declines in interest rates, management expects the yield on MBS in the fourth quarter to be between 2.50% and 2.90%.

     Net interest income for the nine months ended September 30, 2003 was $42.2 million. This compares to $49.3 million for the same period in 2002. Net interest income in 2002 included $13.1 million in interest income from reverse mortgages. The net interest margin of 3.31% for the nine months ended September 30, 2003 declined from 5.35% for the same period in 2002. The decrease in the net interest margin was significantly affected by the above-mentioned sale of reverse mortgages. In addition, the current interest rate environment in which loan and investment rates reprice down by more than the funding cost as well as the purchase of MBS and share repurchases also negatively affected the net interest margin.

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

     The formula allowances for commercial and commercial real estate loans are calculated by applying loss factors to outstanding loans in each case based on the internal risk grade of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors by risk grade have a basis in WSFS' historical loss experience for such loans and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. See discussion of historical loss adjustment factors below.

     Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs for seven years which management believes approximates an average business cycle. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information, as adjusted for historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions. The evaluation of the inherent loss with respect to these more current conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The more current conditions, evaluated in connection with the adjustment factors, include an evaluation of the following:

*    General economic and business conditions affecting WSFS' key lending areas,
* Credit quality trends (including trends in nonperforming loans expected to result from existing conditions),
*    Recent loss experience in particular segments of the portfolio,
*    Collateral values and loan-to-value ratios,
*    Loan volumes and concentrations, including changes in mix,
*    Seasoning of the loan portfolio,

*    Specific industry conditions within portfolio segments,
*    Bank regulatory examination results, and
* Other factors, including changes in quality of the loan origination, servicing and risk management processes.

     WSFS' loan officers and risk managers meet monthly to discuss and review these conditions and risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, management is able to adjust specific and inherent loss estimates based upon the availability of more recent information. The provision for loan losses from continuing operations increased from $1.7 million for the first nine months of 2002 to $2.0 million for the first nine months of 2003, primarily a result of growth in commercial loans from period to period.

     The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

     The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                       Nine months ended         Nine months ended
                                                       September 30, 2003       September 30, 2002(1)
                                                       ------------------       ---------------------
                                                                  (Dollars in Thousands)
Beginning balance ......................................    $21,452                 $21,597
Provision for loan losses of continuing operations .....      2,025                   1,718
Provision for loan losses, businesses held-for-sale ....       --                       254

Charge-offs:
        Residential real estate ........................        311                     626
        Commercial real estate (2) .....................       --                       333
        Commercial .....................................        653                     421
        Consumer .......................................        605                   1,073
                                                            -------                 -------
                Total charge-offs ......................      1,569                   2,453
                                                            -------                 -------
Recoveries:
        Residential real estate ........................       --                        12
        Commercial real estate (2) .....................        202                     177
        Commercial .....................................         77                     420
        Consumer .......................................        106                     280
                                                            -------                 -------
                Total recoveries .......................        385                     889
                                                            -------                 -------

Net charge-offs ........................................      1,184                   1,564
                                                            -------                 -------
Ending balance .........................................    $22,293                 $22,005
                                                            =======                 =======
Net charge-offs to average gross loans
  outstanding, net of unearned income (3) ..............       0.13%                   0.30%
                                                            =======                 =======

(1) Includes businesses held-for-sale.
(2) Includes commercial mortgage and construction loans.
(3) Ratio for the nine months ended September 30, 2003 and 2002 is annualized.

NONINTEREST INCOME

     Noninterest income for the quarter ended September 30, 2003 was $6.5 million compared to $6.0 million for the third quarter of 2002. This increase was mainly due to increases in service charges on core deposits and ATM fee income, which were greater than the comparable quarter in 2002 by $168,000 and $119,000, respectively. Securities gains increased $148,000 over the comparable period in 2002. In addition, gains on sales of loans increased by $114,000 over the same period in 2002. The gains resulted from the sale of $33.1 million in residential loans during the third quarter of 2003.

     Noninterest income for the nine months ended September 30, 2003 was $19.7 million compared to $16.7 million for the same period in 2002. This improvement was mainly due to an increase of $1.2 million in gains on the sales of loans and was the result of the high level of mortgage refinancing. The remainder of the growth in noninterest income for the nine months ended September 30, 2003 was mainly due to an increase of $1.1 million in credit/debit card and ATM fee income compared to the same period in 2002. This reflects higher credit and debit card usage combined with the expansion of the ATM business.

NONINTEREST EXPENSE

     Noninterest expenses for the quarter ended September 30, 2003 were $11.5 million compared to $12.4 million in the third quarter of 2002. Professional fees, data processing and equipment expenses decreased as a result of the successful completion of the organization's Technology, Organizational and Process Simplification Plan (TOPS) in the first quarter of 2003. Salaries, benefits and other compensation expenses increased $295,000 over the comparable period in 2002. This was due to higher levels of variable compensation, which was a direct result of the profitable mortgage banking activity, commercial loan growth and the ATM business growth experienced recently.

     Noninterest expenses for the nine months ended September 30, 2003 were $36.9 million or $116,000 above the $36.7 million for the same period of 2002. This increase included $1.3 million of expenses incurred in connection with the sale of WF, which included $663,000 of expenses related to special Associate compensation and a $660,000 contribution to the WSFS charitable foundation to benefit communities WSFS serves. Consistent with the quarter, these increases were partially offset by cost savings from the TOPS program. During the first quarter of 2003, the Corporation completed the previously announced TOPS program, an initiative designed to simplify the organization, better integrate technology solutions and re-engineer certain back office processes.

     Management expects a modest increase in expenses in future quarters as the Company opens new branches in Delaware. The Company expects to add three to four branches by the end of 2004.

INCOME TAXES

     The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes from continuing operations during the three and nine months ended September 30, 2003 of $2.6 million and $7.9 million, respectively, compared to an income tax provision from continuing operations of $2.1 million and $9.6 million, for the same periods in 2002. The effective tax rates from continuing operations for the three and nine months ended September 30, 2003 were 32% and 35%, respectively, compared to 29% and 35%, for the respective comparable periods in 2002.

     The effective tax rates reflect the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income and from a fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan. The income tax provision for the three and nine months ended September 30, 2002 was reduced by $475,000 to reflect the favorable resolution of tax authority examinations and tax return settlements that occurred in the third quarter of 2002, net of additional state taxes resulting from tax law changes in the State of New Jersey.

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

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. The adoption of this Statement did not have an impact on the Corporation's earnings, financial condition, or equity.

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

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. With some exceptions, this Statement is effective for contracts entered into or modified after September 30, 2003. The Company does not expect the adoption of this Statement to have an impact on its earnings, financial condition, or equity.

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


Part II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

     On March 25, 2003, a Demand for Arbitration (the "Demand") was filed against Wilmington Savings Fund Society, FSB (the "Bank"), the Company's wholly-owned subsidiary, in the Northeast Case Management Center of the American Arbitration Association by American Homestead Mortgage Corp. ("AHMC"). AHMC seeks an award of approximately $8.0 million under a 1994 agreement pursuant to which the Bank purchased certain reverse mortgages from AHMC. AHMC claims it is entitled to a portion of the net cash flow received by the Bank once the Bank achieved a specified minimum return on its investment. The Company believes that it achieved the specified minimum return on its investment when it sold such loans as a part of the sale of a much larger portfolio of reverse mortgage loans in November 2002. The dispute relates to the price at which the AHMC portion of the portfolio of reverse mortgage loans was sold. Without admitting or denying any liability to AHMC, the Company believes that AHMC may be entitled to less than $2.0 million under the terms of the 1994 agreement with AHMC, based on the actual price at which such loans were sold, currently, and potentially more at a later date when certain non-cash proceeds from the sale are received in cash. The Company has accrued for its expected payments under its contract with AHMC. The Company believes that the Demand is without merit and that the ultimate disposition of the arbitration will not have a material adverse effect on the financial condition and results of operations of the Company taken as a whole. The Company intends to vigorously defend against the Demand. The arbitration hearing is scheduled for December 2003.

     The Company is not engaged in any legal proceedings of a material nature at September 30, 2003. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS
        ------------------------------------------
        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
        Not applicable

ITEM 5. OTHER INFORMATION
        -----------------
        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
     (a)  Exhibit  31  -   Certification   pursuant   to  Section   302  of  the
          Sarbanes-Oxley Act of 2002
     (b)  Exhibit  32  -   Certification   pursuant   to  Section   906  of  the
          Sarbanes-Oxley Act of 2002
     (c)  Exhibits and Reports on Form 8-K

          (1) On July 23, 2003, the Registrant filed a report on Form 8-K pursuant to items 7 and 12 to report earnings for the quarter ended June 30, 2003.
          (2) On August 8, 2003, the Registrant filed a report on Form 8-K pursuant to items 5 and 7 to report that its Board of Directors approved an open-market repurchase of up to an additional 10% of the registrant's issued and outstanding common stock.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             WSFS FINANCIAL CORPORATION





Date:  November 14, 2003     /s/ MARVIN N. SCHOENHALS
                             ---------------------------------------------------
                             Marvin N. Schoenhals
                             Chairman and President






Date:  November 14, 2003     /s/ MARK A. TURNER
                             ---------------------------------------------------
                             Mark A. Turner
                             Chief Operating Officer and Chief Financial Officer