Form 10-K
period 2003-12-31
WSFS FINANCIAL CORP
filed 2004-03-12
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-16668
                        --------------------------------

                           WSFS FINANCIAL CORPORATION
                           --------------------------


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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the Nasdaq National Marketsm as of June 30, 2003 was $177,304,000. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 5% of the outstanding shares.

   As of March 9, 2004, there were issued and outstanding 7,376,144 shares of the registrant's common stock.
                         -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2004 are incorporated by reference in Part III hereof. Portions of the 2003 Annual Report to Shareholders are incorporated by reference in Part II.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

Item 1.    Business  .........................................................3

Item 2.    Properties  ......................................................19

Item 3.    Legal Proceedings.................................................21

Item 4.    Submission of Matters to a Vote of Security Holders...............22

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters............................................22

Item 6.    Selected Financial Data...........................................22

Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................23

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........23

Item 8.    Financial Statements and Supplementary Data.......................23

Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure..........................................23

Item 9A.   Controls and Procedures...........................................23

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................24

Item 11.   Executive Compensation............................................24

Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Shareholder Matters................................24

Item 13.   Certain Relationships and Related Transactions....................25

Item 14.   Principal Accountant Fees and Services............................25

                                    PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...25

           Signatures........................................................29

                                     PART I
FORWARD-LOOKING STATEMENTS

     Within this Annual Report on Form 10-K and exhibits thereto, management has included certain "forward-looking statements" concerning the future operations of WSFS Financial Corporation (the "Company" or "Corporation"). It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in its financial statements. Management has used "forward-looking statements" to describe the future plans and strategies including expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, loan delinquency rates, operating risk, uncertainty of estimates in general and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. WSFS Financial Corporation does not undertake and specifically disclaims any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.  BUSINESS
-----------------

GENERAL

     WSFS Financial Corporation (the "Company" or "Corporation") is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund
Society, FSB (Bank or WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank, which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. WSFS has served the residents of the Delaware Valley for 172 years. WSFS is the largest thrift institution headquartered in Delaware and among the three or four largest financial institutions in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The long-term strategy of the Corporation is to improve its status as a high-performing financial services company by focusing on its core community banking business.

     WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. WSFS serves customers primarily from its main office and 23 retail banking offices, located in Delaware and southeastern Pennsylvania. The Company's website is www.wsfsbank.com. The Company makes available on its website, as soon as reasonably practicable after it electronically files with or furnishes such material to the Securities and Exchange Commission, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on From 8-K and amendments to those reports pursuant to Section 13(a) of the Exchange Act.

     The Corporation has two consolidated subsidiaries, WSFS and Montchanin Capital Management, Inc. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust I. The Corporation has no unconsolidated subsidiaries or off-balance sheet entities. Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; WSFS Investment Group, Inc., which markets various third-party insurance products and securities through WSFS' retail banking system; and WSFS Reit, Inc., which holds qualifying real estate assets and may be used in the future to raise capital.

     In 2000, the Board of Directors approved management's plans to discontinue the operations of WCC. WCC, which had 483 lease contracts and 542 loan contracts at December 31, 2003, no longer accepts new applications but continues to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of 2004.

     In addition to the wholly owned subsidiaries, WSFS had consolidated two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington Finance, Inc. (WF). C1FN, a 21% owned subsidiary engaged in Internet and branchless banking, was sold in November 2002. WF, a majority owned subsidiary, engaged in sub-prime residential mortgage banking was sold in January 2003. Both subsidiaries are therefore classified as businesses held-for-sale in the Financial Statements. For a further discussion, see the Businesses Held-for-Sale section of the MD&A, and Note 3 to the Financial Statements of the Corporation's 2003 Annual Report to Shareholders (Annual Report). These divestitures were consistent with strategic actions of WSFS to simplify its operations and better focus resources and capital on WSFS' core bank.

COMPETITION

     WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of 23 retail banking offices at December 31, 2003. Nineteen banking offices are located in northern Delaware's New Castle County, WSFS' primary market. These banking offices maintain approximately 133,000 total account relationships with approximately 48,000 total households in New Castle County, or 25% of all households in New Castle County, Delaware. One banking office is in the state capital, Dover, located in central Delaware's Kent County and one banking office is located in southern Delaware's Sussex County. Two other banking offices are located in southeastern Pennsylvania.

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

SUBSIDIARIES

     The Corporation has two consolidated subsidiaries, WSFS and Montchanin Capital Management, Inc. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust I. The Corporation has no unconsolidated subsidiaries or off-balance sheet entities. WSFS Capital Trust I was formed in 1998 to issue Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of higher yielding debt. Montchanin was formed in late 2003 to provide asset management services in the Corporation's primary market area.

     At December 31, 2003, WSFS had three wholly-owned, first-tier subsidiaries WSFS Investment Group, Inc., WSFS Reit, Inc. and WCC. In addition to the wholly owned subsidiaries, at December 31, 2002, the Corporation consolidated a non-wholly owned subsidiary, WF. WF was sold in January 2003 and is listed as a business held-for-sale at December 31, 2002. For a further discussion, see the businesses held for sale section of the MD&A and Note 3 to the Financial Statements of the Corporation's 2003 Annual Report.

     WSFS Investment Group, Inc. was formed in 1989. This subsidiary markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through WSFS' retail banking system. WSFS Reit, Inc. is a real estate investment trust formed in 2002 to hold qualifying real estate assets and may be used in the future to raise capital. WCC is engaged primarily in indirect motor vehicle leasing. In

2000, the Corporation approved plans to discontinue the operations of WCC. WCC, which had 483 lease contracts and 542 loan contracts at December 31, 2003, no longer accepts new applications but continues to service existing loans and leases until their maturity. Management estimates that substantially all loan and lease contracts will mature by the end of 2004. For a detailed discussion, see the Discontinued Operations section of the MD&A and Note 2 to the Financial Statements of the Corporation's 2003 Annual Report.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

     Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in "Results of Operations" included in MD&A.

INVESTMENT ACTIVITIES

     The Company's short-term investment portfolio is intended to provide collateral for borrowings and to meet liquidity requirements. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                             December 31,
                                              --------------------------------------------------------------------------
                                                     2003                       2002                      2001
                                              ----------------------    ----------------------    ----------------------
                                                            PERCENT                   Percent                  Percent
                                                               OF                       of                        of
                                              AMOUNT         ASSETS     Amount         Assets     Amount        Assets
                                              ------       ---------    ------        --------    ------       --------
                                                                      (Dollars In Thousands)
HELD-TO-MATURITY:
----------------
Corporate bonds.............................  $    310         -%       $    310         -%       $  1,372        0.1%
State and political subdivisions ...........    10,100       0.5          10,414       0.6          11,024        0.6
                                              --------       ---        --------       ---        --------        ---
                                                10,410       0.5          10,724       0.6          12,396        0.7
                                              --------       ---        --------       ---        --------        ---
AVAILABLE-FOR-SALE:
------------------

U.S. Government and agencies................   105,885       4.8          11,053       0.7               -          -
Corporate bonds.............................         -         -               -         -           1,798        0.1
                                              --------       ---        --------       ---        --------        ---
                                               105,885       4.8          11,053       0.7           1,798        0.1
                                              --------       ---        --------       ---        --------        ---
SHORT-TERM INVESTMENTS:
----------------------

Federal funds sold and securities purchased
    under agreements to resell..............         -         -          64,045       3.8          65,779        3.4
Interest-bearing deposits in other banks (1)     1,095         -           7,476       0.4          28,360        1.5
                                              --------       ---        --------       ---        --------        ---
                                                 1,095         -          71,521       4.2          94,139        4.9
                                              --------       ---        --------       ---        --------        ---
                                              $117,390       5.3%       $ 93,298       5.5%       $108,333        5.7%
                                              ========       ===        ========       ===        ========        ===

_____________
(1) Interest-bearing deposits in other banks do not include deposits with a maturity greater than one year.

     Proceeds   from   the  sale  of   investment   securities   classified   as
available-for-sale during 2003 were $21.3 million, with a gain of $200,000 realized on these sales. Municipal bonds totaling $395,000 were called by the issuers. Proceeds from the sale of investments during 2002 and 2001 were $1.8 million and $644,000 respectively. There was a net loss of $15,000 realized on sales in 2002 and no net gain or loss realized on sales in 2001. The cost basis for all investment security sales was based on the specific identification method. There were no sales of investment securities classified as held-to-maturity.

         The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2003. Substantially all of the related interest and dividends represent taxable income.

                                                                      At December 31, 2003
                                                                      --------------------
                                                                                  Weighted
                                                                                  Average
                                                                       Amount      Yield
                                                                       ------     --------
                                                                      (Dollars in Thousands)

Held-to-Maturity:
-----------------

Corporate bonds:
  After one but within five years....................................     124        6.93%
  After five but within ten years ...................................      62        7.32
  After ten years ...................................................     124        7.52
                                                                     --------

                                                                          310        7.24
                                                                     --------

State and political subdivisions (1):
  After one but within five years ...................................   4,512        7.34
  After five but within ten years ...................................   1,455        7.50
  After ten years ...................................................   4,133        6.49
                                                                     -------

                                                                       10,100        7.02
                                                                     --------

Total debt securities, held-to-maturity .............................  10,410        7.02
                                                                     --------

Available-for-Sale:
-------------------

 U.S. Government and agencies:
  After one but within five years ................................... 105,885        2.49
                                                                     --------
                                                                      105,885        2.49
                                                                     --------

Total debt securities, available-for-sale ........................... 105,885        2.49
                                                                     ========

Short-term investments:
----------------------

  Interest-bearing deposits in other banks ..........................   1,095        0.72
                                                                     --------
Total short-term investments ........................................   1,095        0.72
                                                                     --------

                                                                     $117,390        2.88%
                                                                     ========

(1) Yields on state and political subdivisions are not calculated on a tax-equivalent basis since the effect would be immaterial.

     In addition to the foregoing investment securities, the Company has maintained an investment portfolio of mortgage-backed securities, $11.5 million of which is classified as "trading." At December 31, 2003 mortgage-backed securities with a book value of $426.2 million were pledged as collateral for retail customer repurchase agreements, municipal deposits and Federal Home Loan Bank advances. Accrued interest receivable for mortgage-backed securities was $2.0 million and $715,000 at December 31, 2003 and 2002, respectively. Proceeds from the sale of mortgage-backed securities classified as available-for-sale were $109.5 million in 2003, resulting in a net loss of $109,000. Proceeds from the sale of mortgage-backed securities classified as held-for-maturity (HTM) were $14.8 million, resulting in a net gain of $424,000. These HTM securities were sold after the Corporation collected more than 85% of the principal outstanding at the time of acquisition, therefore these sales are considered maturities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     The following table sets forth the book value of mortgage-backed securities and their related weighted average contractual rates at the end of the last three fiscal years.

                                                                             December 31,
                                                 ----------------------------------------------------------------------
                                                        2003                    2002                        2001
                                                 ------------------       --------------------      -------------------
                                                                         (Dollars in Thousands)
                                                 Amount        Rate       Amount        Rate        Amount         Rate
                                                 ------       ------      ------       ------       ------        -----
HELD-TO-MATURITY:

Collateralized mortgage obligations ........   $   1,785       6.32%       $ 13,881     6.90%      $ 31,889       6.89%
FNMA........................................           -          -          11,614     5.15         18,355       5.57
FHLMC.......................................          29       8.13          13,662     5.53         20,041       5.70
                                               ---------       ----        --------     ----       --------       ----
                                               $   1,814       6.18%       $ 39,157     5.90%      $ 70,285       6.20%
                                               =========       ====        ========     ====       ========       ====

Available-for-Sale:

Collateralized mortgage obligations.........     390,467       4.29%       $ 84,735     4.68%      $260,784       5.51%
FNMA........................................      70,345       3.90          13,346     4.74         15,276       5.45
FHLMC.......................................      37,936       3.70               -        -         15,138       4.84
GNMA........................................      18,463       4.28               -        -            241       6.89
                                               ---------       ----        --------     ----       --------       ----
                                               $ 517,211       4.19%       $ 98,081     4.69%      $291,439       5.47%
                                               =========       ====        ========     ====       ========       ====
Trading:
-------

Collateralized mortgage obligations.........   $  11,527       4.14%       $ 11,000     4.42%      $      -          -%
                                               =========       ====        ========     ====       ========     ======

CREDIT EXTENSION ACTIVITIES

     Traditionally, the majority of a typical thrift institution's loan portfolio has consisted of first mortgage loans on residential properties. However, as a result of various legislative and regulatory changes since 1980, the commercial and consumer lending powers of WSFS have increased substantially. WSFS' current lending activity is more focused on lending to small- and medium-sized businesses and consumers in and around the state of Delaware.

     The following table sets forth the composition of the Corporation's loan portfolio by type of loan at the dates indicated. Other than as disclosed below, the Company had no concentrations of loans exceeding 10% of total loans at December 31, 2003:

                                                                     December 31,
                                            -----------------------------------------------------------------
                                                   2003                    2002                     2001
                                            ------------------     -----------------     --------------------
Types of Loans                              AMOUNT     PERCENT     Amount    Percent     Amount       Percent
--------------                              ------     -------     ------    -------     -------      -------
                                                                  (Dollars in Thousands)
Residential real estate (1)............   $  458,408    35.1%     $ 541,465    45.2%    $  487,845     43.7%
Commercial real estate:
Commercial mortgage....................      335,050    25.7        228,089    19.1        208,286     18.7
Construction...........................       54,742     4.2         59,555     5.0         48,002      4.3
                                          ----------   -----     ----------   -----     ----------    -----
Total commercial real estate...........      389,792    29.9        287,644    24.1        256,288     23.0
Commercial.............................      292,516    22.4        209,567    17.5        197,790     17.7
Consumer...............................      186,133    14.3        181,851    15.2        198,366     17.8
                                          ----------   -----     ----------   -----     ----------    -----
Gross loans............................    1,326,849   101.7      1,220,527   102.0      1,140,289    102.2

Less:
(Deferred fees) unearned income........         (414)      -          2,043     0.2          3,320      0.3
Allowance for loan losses..............       22,386     1.7         21,452     1.8         21,597      1.9
                                          ----------   -----     ----------   -----     ----------    -----
Net loans..............................   $1,304,877   100.0%    $1,197,032   100.0%    $1,115,372    100.0%
                                          ==========   =====     ==========   =====     ==========    =====

                                                         December 31,
                                             ---------------------------------------------
                                                      2000                    1999
                                             -------------------     -------------------
Types of Loans                               Amount      Percent     Amount      Percent
--------------                               ------      -------     ------      -------

Residential real estate (1)............     $440,136      45.7%      $393,243      45.7%
Commercial real estate:
Commercial mortgage....................      190,707      19.8        201,559      23.4
Construction...........................       30,183       3.1         21,561       2.5
                                            --------     -----      --------      -----

Total commercial real estate...........      220,890      22.9        223,120      25.9
Commercial.............................      151,887      15.7        115,931      13.5
Consumer...............................      175,268      18.2        154,857      18.0
                                            --------     -----      --------      -----
Gross loans............................      988,181     102.5        887,151     103.1

Less:
(Deferred fees) unearned income........        3,268       0.3         4,355        0.5
Allowance for loan losses..............       21,423       2.2        22,223        2.6
                                            --------     -----      --------      -----
Net loans..............................     $963,490     100.0%     $860,573      100.0%
                                            ========     =====      ========      =====

(1)  Includes $1,465,  $121,349,  $84,691,  $23,274,  and $24,572 of residential mortgage loans held-for-sale at December 31, 2003, 2002, 2001, 2000, and 1999, respectively.

     The following table sets forth information as of December 31, 2003 regarding the amount of loans maturing in the Company's portfolios, including scheduled repayments of principal based on contractual terms to maturity. In addition, the table sets forth the amount of loans maturing during the indicated periods based on whether the loan has a fixed or adjustable rate. Loans having no stated maturity or repayment schedule are reported in the Less than One Year category.

                                                           LESS THAN           ONE TO        OVER
                                                            ONE YEAR         FIVE YEARS    FIVE YEARS      TOTAL
                                                           ---------         ----------    ----------      -------
                                                                                     (IN THOUSANDS)
Real estate loans (1).....................                $     63,540      $   262,105    $  466,348   $   791,993
Construction loans........................                      28,487           25,071         1,184        54,742
Commercial loans..........................                     110,589          113,067        68,860       292,516
Consumer loans ...........................                      63,538           57,128        65,467       186,133
                                                           -----------      -----------    ----------   -----------
                                                           $   266,154      $   457,371    $  601,859   $ 1,325,384
                                                           ===========      ===========    ==========   ===========
Rate sensitivity:
  Fixed...................................                 $    40,511      $   162,538    $  271,674   $   474,723
  Adjustable                                                   225,643          294,833       330,185       850,661
                                                           -----------      -----------    ----------   -----------
  Gross loans.............................                 $   266,154      $   457,371    $  601,859   $ 1,325,384
                                                           ===========      ===========    ==========   ===========

(1) Includes commercial mortgage loans; does not include loans held-for-sale.

     The above schedule does not include any prepayment assumptions. Prepayments tend to be highly dependent upon the interest rate environment. Management believes that the actual repricing and maturity of the loan portfolio is shorter than is reflected in the above table as a result of prepayments.

RESIDENTIAL REAL ESTATE LENDING.

     WSFS originates residential mortgage loans with loan-to-value ratios up to 100%. WSFS generally requires private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. WSFS does not have any significant concentrations of such insurance with any one insurer. On a very limited basis, WSFS originates/purchases loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2003, the balance of all such loans was approximately $18.6 million. Generally, residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by Federal Home Loan Mortgage Corporation (FHLMC) to assure maximum eligibility for subsequent sale in the secondary market. However, unless loans are specifically designated for sale, the Company holds newly originated loans in its portfolio for long-term investment. Among other things, title insurance is required to insure the priority of its lien, and fire and extended coverage casualty insurance is required for the properties securing the residential loans. All properties securing residential loans made by WSFS are appraised by independent appraisers selected by WSFS and subject to review in accordance with WSFS standards.

     The majority of WSFS' adjustable-rate residential real estate loans have interest rates that adjust yearly, after an initial period. Typically, the change in rate is limited to two percentage points at the adjustment date. Adjustments are generally based upon a margin (currently 2.75%) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board.

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

     WSFS offers commercial construction loans to developers. In some cases these loans are made as "construction/permanent" loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate or LIBOR, in most cases, and adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these items are used as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals be reviewed independently of the commercial lending area. Generally, the loan-to-value ratios for construction loans do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2003, $95.0 million was committed for construction loans, of which $54.7 million had been disbursed.

     WSFS' commercial lending, excluding real estate loans, includes loans for the purpose of working capital, financing equipment acquisitions, business expansion and other business purposes. These loans generally range in amounts up to $10 million, and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to WSFS' prime rate, or LIBOR, at the time of closing. WSFS intends to continue originating commercial loans to small- and medium-sized businesses in its market area.

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

     Construction loans involve additional risk because loan funds are advanced as construction projects progress. The valuation of the underlying collateral can be difficult to quantify prior to the completion of the construction. This is due to uncertainties inherent in construction such as changing construction costs, delays arising from labor or material shortages and other unpredictable contingencies. WSFS attempts to mitigate these risks and plans for these contingencies through additional analysis and monitoring of its construction projects.

     Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25% if the difference is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2003, WSFS had a $35.3 million loan to refinance an employee stock ownership plan ("ESOP") loan of a company. Over 80% of the loan is secured by discounted U.S. Treasury securities. At December 31, 2003, no borrower had collective outstandings exceeding the above limits.

CONSUMER LENDING.

     The primary consumer credit products of the Company are equity-secured installment loans and home equity lines of credit. At December 31, 2003, WSFS had equity-secured installment loans totaling $124.4 million, which represented 67% of total consumer loans. A home equity line of credit grants a borrower a line of credit of up to 100% of the appraised value (net of any senior mortgages) of their residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time during the period of agreement. At December 31, 2003, WSFS had extended $101.1 million in home equity lines of credit, of which $39.9 million had been drawn at that date. Home equity lines of credit potentially offer Federal income tax advantages, the convenience of checkbook access and revolving credit features. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave it inadequately secured, the Company has not had any significant adverse experience to date.

The table below sets forth consumer loans by type, in amounts and percentages at the dates indicated.

                                                                    December 31,
                                   -----------------------------------------------------------------------------
                                           2003                        2002                          2001
                                   ---------------------        --------------------        -------------------
                                                                 (Dollars in Thousands)
                                    AMOUNT       PERCENT        Amount       Percent        Amount       Percent
                                    ------       -------        ------       -------        ------       -------
Equity secured installment loans    $124,411     66.9%         $ 123,655      68.1%        $125,597      63.3%
Home equity lines of credit....       39,858     21.4             31,512      17.3           24,161      12.2
Automobile.....................        9,137      4.9             11,728       6.4           11,737       5.9
Unsecured lines of credit......       10,506      5.6             12,402       6.8           20,156      10.2
Other..........................        2,221      1.2              2,554       1.4           16,715       8.4
                                    --------    -----          ---------     -----         --------     -----

Total consumer loans ..........     $186,133    100.0%         $ 181,851     100.0%        $198,366     100.0%
                                    ========    =====          =========     =====         ========     =====

                                                           December 31,
                                      --------------------------------------------------
                                              2000                         1999
                                      ---------------------        ---------------------

                                       Amount       Percent         Amount      Percent
                                       ------       -------         -------     -------
Equity secured installment loans      $ 113,686       64.8%        $ 97,491      63.0%
Home equity lines of credit....          24,408       13.9           26,446      17.1
Automobile.....................           9,762        5.6            9,800       6.3
Unsecured lines of credit......          16,739        9.6           11,370       7.3
Other..........................          10,673        6.1            9,750       6.3
                                     ----------    -------         --------    ------

Total consumer loans ..........       $ 175,268      100.0%        $154,857     100.0%
                                      =========      =====         ========     =====

LOAN ORIGINATIONS, PURCHASE AND SALES.

         Traditionally, WSFS has engaged in lending activities primarily in Delaware and contiguous areas of neighboring states. As a federal savings bank, however, WSFS may originate, purchase and sell loans throughout the United States. WSFS has purchased limited amounts of loans from outside its normal lending area when such purchases are deemed appropriate and consistent with WSFS' overall practices. WSFS originates fixed-rate and adjustable-rate residential real estate loans through its banking offices. In addition, WSFS has established relationships with correspondent banks and mortgage brokers to originate loans.

         During 2003, the Company originated $317 million of residential real estate loans. This compares to originations of $2.0 billion in 2002 of which WF represented $1.8 billion. From time to time, WSFS has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the mid-Atlantic region totaled $128 million for the year ended December 31, 2003 and $62 million for 2002. In the past WSFS also periodically purchased residential mortgages from WF with the intention of holding such loans in its portfolio. These purchases totaled zero in 2003 and $19.1 million in 2002. Residential real estate loan sales totaled $116 million in 2003, $1.8 billion in 2002 and $566 million in 2001, of which WF represented $1.7 billion and $501 million in 2002 and 2001, respectively. While WSFS generally intends to hold loans for the foreseeable future, WSFS sells certain newly originated fixed-rate mortgage loans in the secondary market to control the interest rate sensitivity of its balance sheet. The Corporation holds for investment certain of its fixed-rate mortgage loans, with terms under 30 years, consistent with current asset/liability management strategies.

         At December 31, 2003, WSFS serviced approximately $245 million of residential loans for others compared to $234 million at December 31, 2002. The Company also services residential loans for its portfolio totaling $413 million and $357 million at December 31, 2003 and 2002, respectively.

         WSFS originates commercial real estate and commercial loans through its commercial lending division. Commercial loans are made for the purpose of working capital, financing equipment acquisitions, business expansion and other business purposes. During 2003, WSFS originated $245 million of commercial and commercial real estate loans compared with $198 million in 2002. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans.

         WSFS' consumer lending is conducted primarily through its branch offices. WSFS originates a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, credit cards, unsecured lines of credit and other secured and unsecured personal installment loans. During 2003, consumer loan originations amounted to $41 million compared to $86 million in 2002.

         All loans to one borrowing relationship exceeding $2 million must be approved by the senior management loan committee. The Executive Committee of the Board of Directors approves the minutes of the management loan committee meetings and individual loans exceeding $5 million to one borrowing relationship. Individual Officers of WSFS have the authority to approve smaller loan amounts, depending upon their experience and management position. The Bank's credit policy includes a "House Limit" to one borrowing relationship of 50% of its legal lending limit or approximately $18 million.

FEE INCOME FROM LENDING ACTIVITIES.

         WSFS earns fee income from lending activities, including fees for originating loans, for servicing loans and for loan participations sold. The Bank also receives fee income for making commitments to originate construction, residential and commercial real estate loans. Additionally, the Bank collects fees related to existing loans which include prepayment charges, late charges and assumption fees.

         WSFS charges fees for making loan commitments. Also as part of the loan application process, the borrower may pay WSFS for out-of-pocket costs to review the application, whether or not the loan is closed.

         Most loan fees are considered adjustments of yield in accordance with accounting principles generally accepted in the United States of America and are reflected in interest income. Those fees represented an immaterial amount of interest income during the three years ended December 31, 2003. Loan fees other than those considered adjustments of yield are reported as loan fee income, a component of noninterest income.


LOAN LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES

         The Company's results of operations can be negatively impacted by nonperforming assets which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest.

         The Company endeavors to manage its portfolios to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, WSFS' Risk Management Department monitors the asset quality of the Company's loan and investment in real estate portfolios and reports such information to the Credit Policy Committee, the Audit Committee of the Board of Directors and the Controller's Department.


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

         DEPOSITS. WSFS offers various deposit programs to its customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. In addition, WSFS accepts negotiable rate certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

         WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of 23 retail banking offices at December 31, 2003. Nineteen banking offices are located in northern Delaware's New Castle County, WSFS' primary market. These banking offices maintain approximately 133,000 total account relationships with approximately 48,000 total households, or 25% of all households in New Castle County, Delaware. One banking office is in the state capital, Dover, located in central Delaware's Kent County. One banking office is in Rehoboth located in Delaware's Sussex County and two other banking offices are located in southeastern Pennsylvania.

         The following table sets forth the amount of certificates of deposit of $100,000 or more by remaining maturity at the December 31, 2003:


                                                 DECEMBER 31,
MATURITY PERIOD                                     2003
---------------                                  -------------
                                                (IN THOUSANDS)

Less than 3 months......................          $54,411
Over 3 months to 6 months...............            7,259
Over 6 months to 12 months..............            7,872
Over 12 months..........................           10,808
                                                  --------
                                                  $80,350
                                                  ========

         BORROWINGS. The Company utilizes several borrowing sources to fund operations. As a member of the FHLB of Pittsburgh, WSFS is authorized to apply for advances on the security of the Bank's capital stock ownership in the FHLB and certain of the Bank's residential mortgages and other assets (principally securities which are obligations of or guaranteed by the United States Government and mortgage-backed securities), provided certain standards related to creditworthiness have been met. As a member institution, WSFS is required to hold capital stock in the FHLB of Pittsburgh in an amount at least equal to 5% of the Bank's outstanding advances plus 0.7% of the Bank's unused borrowing capacity.

         WSFS also sells securities under agreements to repurchase with various brokers as an additional source of funding. When entering into these transactions, WSFS is generally required to pledge either government securities or mortgage-backed securities as collateral for the borrowings.

         In 1998, the Company issued $50.0 million in Trust Preferred securities due December 11, 2028. For a discussion of the Trust Preferred securities see
Note 11 of the Consolidated Financial Statements of the Corporations 2003 Annual Report.


PERSONNEL

         As of December 31, 2003 the Registrant had 431 fulltime equivalent Associates (employees). The Associates are not represented by a collective bargaining unit. Management believes its relationship with its Associates is good.


REGULATION

REGULATION OF THE COMPANY

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Corporation's expenses.

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

         The OTS capital rule defines Tier 1 or core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for limited amounts of mortgage servicing assets. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2003, WSFS was in compliance with both the core and tangible capital requirements.

         The risk weights assigned by the OTS risk-based capital regulation range from 0% for cash and U.S. government securities to 100% for consumer and commercial loans, non-qualifying mortgage loans, property acquired through foreclosure, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, non-withdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution's reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2003, WSFS was in compliance with the OTS risk-based capital requirements.

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

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $42.1 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may be to reduce the amount of the institution's interest-earning assets. As of December 31, 2003 WSFS met its reserve requirements.


ITEM 2. PROPERTIES
------------------

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 2003.

                                                                                 NET BOOK VALUE
                                                                                   OF PROPERTY
                                                      OWNED/     DATE LEASE       OR LEASEHOLD
LOCATION                                              LEASED       EXPIRES      IMPROVEMENTS (1)      DEPOSITS
--------                                              ------       -------      ----------------      --------
                                                                                         (IN THOUSANDS)
WSFS:
----
Main Office (1)(2)                                    Owned                         $986             $242,471
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch                                   Leased        2008              83               48,324
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch                                 Leased        2006               6               24,433
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch                        Leased        2008               5               68,761
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch                  Leased        2008               7               60,281
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch                  Leased        2008              24               84,915
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch                     Leased        2005              29               65,365
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
University Plaza Shopping Center Branch               Leased        2008               7               41,947
  I-95 & Route 273
  Newark, DE  19712
College Square Shopping Center Branch (4)             Leased        2007             239               72,027
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch                  Leased        2013              23               64,545
  144 N. DuPont Hwy.
  New Castle, DE  19720
Stanton Branch                                        Leased        2006              84               10,493
  Inside ShopRite at First State Plaza
  1600 W. Newport Pike
  Wilmington, DE  19804
Glasgow Branch                                        Leased        2008             131               17,225
  Inside Genuardi's at Peoples Plaza
  Routes 40 & 896
  Newark, DE  19804
Middletown Square Shopping Center                     Leased        2004              19               16,012
  723 N. Broad St.
  Middletown Square
  Middletown, DE 19709
Dover Branch                                          Leased        2005              53               13,779
  Inside Metro Food Market
  Rt 134 & White Oak Road
  Dover, DE  19901

                                                                                 NET BOOK VALUE
                                                                                  OF PROPERTY
                                                      OWNED/    DATE LEASE        OR LEASEHOLD
    LOCATION                                          LEASED      EXPIRES       IMPROVEMENTS (1)    DEPOSITS
    --------                                          ------      -------       ----------------    --------
                                                                                          (IN THOUSANDS)
    WSFS (CONTINUED...):
    ------------------
    Glen Eagle Branch                                 Leased       2008              167             6,496
      Inside Genaurdi's Family Market
      475 Glen Eagle Square
      Glen Mills, PA  19342
    University of Delaware-Trabant University Center  Leased       2008              156             8,327
      17 West Main Street
      Newark, DE  19716
    Brandywine Branch                                 Leased       2004              145            18,314
      Inside Genaurdi's Family Market
      2522 Foulk Road
      Wilmington, DE  19810
    Wal-Mart Branch                                   Leased       2004              249             4,897
      Route 40 & Wilton Boulevard
      New Castle, DE  19720
    Operations Center                                 Owned                          954               N/A
      2400 Philadelphia Pike
      Wilmington, DE  19703
    Longwood Branch                                   Leased       2005              165             4,358
      830 E. Baltimore Pike
      E. Marlborough, PA 19348
    Holly Oak Branch                                  Leased       2005              132            20,701
      Inside Superfresh
      2105 Philadelphia Pike
      Claymont, DE  19703
    Elkins Park Branch (5)                            Leased       2005                -                 -
      More Shopping Center
      7300 Old York Road
      Elkins Park, PA  19027
    Hockessin Branch                                  Leased       2015              703            27,780
      7450 Lancaster Pike
      Wilmington, DE  19707
    Dewey Beach-Loan Office                           Leased       2004               12               N/A
      Ocean Winds Village
      Dewey Beach, DE  19971
    Middletown Crossing Shopping Center (6)           Leased       2017                -               N/A
      Route 299 and Silver Lake Road
      Middletown, DE  19709
    Fox Run Shopping Center                           Leased       2006            1,212               663
      Bear, DE
    Rehoboth (7)                                      Leased       2029                -               N/A
      Lighthouse Plaza
      Route #1
      Rehoboth, DE  19971
    Rehoboth                                          Leased       2004               20             1,219
      9 Lighthouse Plaza, Route #1
      Rehoboth, DE  19971
    Loan Operations                                   Leased       2007              219               N/A
     30 Blue Hen Drive, Suite 200
      Newark, DE 19713

                                                                                 NET BOOK VALUE
                                                                                  OF PROPERTY
                                                      OWNED/    DATE LEASE        OR LEASEHOLD
    LOCATION                                          LEASED      EXPIRES       IMPROVEMENTS (1)       DEPOSITS
    --------                                          ------      -------       ----------------       --------
                                                                                          (IN THOUSANDS)
    WSFS REIT, INC.                                   Leased       2004                 -                     -
    ---------------
      227 East Main Street
      Elkton, MD  21921
    GREENVILLE, DE PROPERTY  (3)                      Owned          -              1,998                   N/A
    ----------------------------
    WILMINGTON GATEWAY (3)
    500 Delaware Ave.                                 Owned          -              5,317                   N/A
    Wilmington, DE 19801                                                                              ---------
                                                                                                      $ 923,333
                                                                                                      =========

(1) The net book value of all the Company's investment in premises and equipment totaled $13.3 million at December 31, 2003.
(2)  Includes location of executive offices.
(3) The total includes building and building depreciation listed under Real Estate Held for Investment.
(4)  Includes the Company's Education and Development Center.
(5) Branch deposits were sold on September 30, 2002. Office is sublet to independent third-party.
(6)  Construction to begin in 2005
(7)  Construction to begin in 2004

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     On March 25, 2003, a Demand for Arbitration (the "Demand") was filed against Wilmington Savings Fund Society, FSB (the "Bank"), the Company's wholly-owned subsidiary, in the Northeast Case Management Center of the American Arbitration Association by American Homestead Mortgage Corp. ("AHMC"). AHMC sought an award in excess of $8.0 million under a 1994 agreement pursuant to which the Bank purchased certain reverse mortgages from AHMC. AHMC claimed it was entitled to a portion of the net cash flow received by the Bank once the Bank achieved a specified minimum return on its investment. The Company believed that it achieved the specified minimum return on its investment when it sold such loans as a part of the sale of a much larger portfolio of reverse mortgage loans in November 2002. The dispute related to the price at which the AHMC portion of the portfolio of reverse mortgage loans was sold. The Company believed that AHMC was entitled to less than $2.0 million under the terms of the 1994 agreement with AHMC, based on the actual price at which such loans were sold, currently, and potentially more at a later date when certain non-cash proceeds from the sale were to be received in cash. The Company had accrued for its expected payments under its contract with AHMC.

     On December 29, 2003, the Bank's position in connection with the Demand was upheld. The Arbitrator agreed with the Bank's position and awarded $1.99 million, plus interest, and any future "residual interest" owning to AHMC under the Bank's 1994 agreement. On December 31, 2003, the Bank and AHMC entered into a settlement agreement and release (the "Settlement Agreement"). In the Settlement Agreement, the Company agreed to pay AHMC $2.5 million in final settlement of all amounts, current and future, AHMC would be entitled to receive under the 1994 agreement and the Arbitration award. Because the Company had accrued for its expected payments under its contract with AHMC and related costs, the terms of the Settlement Agreement did not have a material impact on the financial condition and results of operations of the Company for 2003.

     There are no material legal proceedings to which the Company or WSFS is a party or to which any of its property is subject except as discussed in Note 16 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2003 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The information contained under the section captioned "Market for Registrants Common Equity and Related Stockholder Matters" in the 2003 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.



ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                          2003          2002         2001          2000            1999
                                                       ----------    ----------    ----------    ---------     ----------
                                                                 (Dollars in Thousands, Except Per Share Data)
At December 31,
--------------
  Total assets .....................................   $2,207,077    $1,705,000    $1,913,920    $1,739,316    $1,751,037
  Net loans (1) ....................................    1,304,877     1,197,032     1,115,372       963,491       860,573
  Investment securities (2) ........................      116,295        21,777        14,194        29,740        37,473
  Investment in reverse mortgages, net .............          193         1,131        33,939        33,683        28,103
  Other investments ................................       44,771        93,500       122,889        39,318        36,526
  Mortgage-backed securities (2) ...................      530,552       148,238       361,724       339,718       447,749
  Deposits .........................................      923,333       898,396     1,146,117     1,121,591       910,090
  Borrowings (3) ...................................    1,031,058       466,006       595,480       443,638       672,465
  Trust preferred borrowings .......................       50,000        50,000        50,000        50,000        50,000
  Stockholders' equity .............................      187,992       182,672       100,003        97,146        96,153
  Number of full-service branches (4) ..............           23            21            27            28            24

For the Year Ended December 31,
------------------------------
  Interest income ..................................   $   89,299    $   94,703    $  101,338    $  120,899    $  108,012
  Interest expense .................................       31,301        33,434        46,597        59,499        58,840
  Noninterest income ...............................       26,166       124,060        21,125        12,926        11,578
  Noninterest expenses .............................       49,417        51,617        47,689        45,278        40,724
  Income from continuing operations ................       21,233        88,018        17,762        18,457        18,587
  Net income .......................................       63,022       101,141        17,083        11,019        19,709
  Earnings per share:
   Basic:
     Income from continuing operations.............    $     2.73    $     9.69    $     1.85    $     1.73    $     1.64
     Net income ....................................         8.11         11.13          1.78          1.03          1.74
   Diluted:
     Income from continuing operations .............         2.58          9.34          1.84          1.73          1.63
     Net income ....................................         7.65         10.73          1.77          1.03          1.73

  Interest rate spread .............................         3.02%         4.97%         4.64%         5.01%         3.90%
  Net interest margin ..............................         3.29          4.93          4.51          4.77          3.65
  Return on average equity (5) .....................        10.60         70.69         17.69         18.85         20.89
  Return on average assets (5) .....................         1.09          6.22          1.33          1.34          1.29
  Average equity to average assets (5) .............        10.28          8.79          7.50          7.12          6.17

(1)  Includes loans held-for-sale.

(2)  Includes securities available-for-sale.
(3) Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4) WSFS opened two branches in 2003, transferred six branches to other financial institutions in 2002, closed one branch in 2001 and opened four branches in both 2000 and 1999.
(5)  Based on continuing operations.

ITEM 7 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
       OF OPERATIONS
       -------------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DISCLOSURES
-----------------------------------------------------------

        The Registrant's financial statements listed in Item 15 herein are incorporated herein by reference.


ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

           None


ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

         The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The Information which appears under the heading "Section 16a Beneficial Ownership Reporting Compliance" and "Proposal 1 - Election of Directors" in the Registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on April 22, 2004 (the "Proxy Statement") which was filed with the Securities and Exchange Commission on March 12, 2004, is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is posted on the Company's website at www.wsfsbank.com.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information which appears under the heading "Proposal 1 - Election of Directors" in the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED SHAREHOLDER MATTERS
---------------------------

(a)  Security Ownership of Certain Beneficial Owners

     Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement

(b)  Security Ownership of Management

     Information required by this item is incorporated herein by reference to the section captioned "Proposal 1 Election of Directors - Stock Ownership of Management" of the Proxy Statement

(c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

Set  forth  below is  information  as of  December  31,  2003  with  respect  to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                             (a)                          (b)                          (c)
                                                                                                NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES         WEIGHTED-AVERAGE           REMAINING AVAILABLE FOR
                                         TO BE ISSUED UPON           EXERCISE PRICE OF          FUTURE ISSUANCE UNDER
                                      EXERCISE OF OUTSTANDING          OUTSTANDING            EQUITY COMPENSATION PLANS
                                            OPTIONS AND                OPTIONS AND             (EXCLUDING SECURITIES
                                       PHANTOM STOCK AWARDS        PHANTOM STOCK AWARDS        REFLECTED IN COLUMN (A)
                                       --------------------        --------------------        ------------------------
Equity compensation plans
  approved by stockholders (1)               938,264                     $ 19.49                        440,805

Equity compensation plans
 not approved by stockholders                  n/a                           n/a                          n/a
                                             -------                     -------                        -------

    TOTAL                                    938,264                     $ 19.49                        440,805
                                             =======                     =======                        =======

(1) Plans approved by stockholders include the 1986 Stock Option Plan and the 1997 Stock Option Plan, as amended.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information which appears under the heading "Business Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information called for by this item is incorporated herein by reference to the section entitled "Proposal 2 - Ratification of the Appointment of Independent Auditors" in the Proxy Statement.

                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

    (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

     1. The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003, together with the related notes and the independent auditors' report of KPMG, LLP, independent accountants.

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

3.2                Amended and Restated Bylaws of WSFS Financial Corporation.

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

4.8 Form of Floating Rate Junior Subordinated Debenture, incorporated herein by reference to Exhibit 4.5 of the Form 8-K/A.

4.9 First Amendment to the Amended and Restated Trust Agreement of WSFS Capital Trust I, incorporated herein by reference to the Form 8 A/A filed with the Securities and Exchange Commission on December 13, 1999.

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

13                 Portions of the Corporation's 2003 Annual Report to
                   Shareholders

21                 Subsidiaries of Registrant.

23                 Consent of KPMG LLP

31                 Certification pursuant to Rule 13a-14 of the Exchange Act

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 10.1 through 10.4.1 represent management contracts or compensatory plan arrangements.

(b) Reports on 8-K:

       On October 23, 2003, the Company filed a Form 8-K pursuant to items 7 and 12 to announce earnings for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WSFS FINANCIAL CORPORATION


Date:   March 12, 2004                 BY:  /s/ Marvin N. Schoenhals
                                            -------------------------------
                                            Marvin N. Schoenhals
                                            Chairman and President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 12, 2004             BY: /s/ Marvin N. Schoenhals
                                       -----------------------------------------
                                       Marvin N. Schoenhals
                                       Chairman and President


Date:   March 12, 2004             BY: /s/ Charles G. Cheleden
                                       -----------------------------------------
                                       Charles G. Cheleden
                                       Vice Chairman and Director


Date:   March 12, 2004             BY: /s/ John F. Downey
                                       ----------------------------------------
                                       John F. Downey
                                       Director


Date:   March 12, 2004             BY: /s/ Linda C. Drake
                                       ----------------------------------------
                                       Linda C. Drake
                                       Director


Date:   March 12, 2004             BY: /s/ David E. Hollowell
                                       -----------------------------------------
                                       David E. Hollowell
                                       Director


Date:   March 12, 2004             BY: /s/ Joseph R. Julian
                                       -----------------------------------------
                                       Joseph R. Julian
                                       Director

Date:   March 12, 2004             BY: /s/ Thomas P. Preston
                                       -----------------------------------------
                                       Thomas P. Preston
                                       Director


Date:   March 12, 2004             BY: /s/ Claibourne D. Smith
                                       -----------------------------------------
                                       Claibourne D. Smith
                                       Director


Date:  March 12, 2004              BY: /s/ Eugene W. Weaver
                                       -----------------------------------------
                                       Eugene W. Weaver
                                       Director


Date:   March 12, 2004             BY: /s/ R. Ted Weschler
                                       -----------------------------------------
                                       R. Ted Weschler
                                       Director


Date:   March 12, 2004             BY: /s/ Dale E. Wolf
                                       -----------------------------------------
                                       Dale E. Wolf
                                       Vice Chairman and Director


Date:   March 12, 2004             BY: /s/ Mark A. Turner
                                       -----------------------------------------
                                       Mark A. Turner
                                       Chief Operating Officer and
                                       Chief Financial Officer


Date:   March 12, 2004             BY: /s/ Robert F. Mack
                                       -----------------------------------------
                                       Robert F. Mack
                                       Senior Vice President and Controller