Form 10-Q
period 2004-03-31
WSFS FINANCIAL CORP
filed 2004-05-10
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004
                               -------------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


838 Market Street, Wilmington, Delaware                  19801
----------------------------------------               ----------
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
YES  X    NO
    ---      ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES  X    NO
    ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2004:

Common Stock, par value $.01 per share                  7,224,420
--------------------------------------                  ---------
      (Title of Class)                            (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                                             Page
                                                                                                             ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three Months
           Ended March 31, 2004 and 2003 (Unaudited)..........................................                 3

           Consolidated Statement of Condition as of March 31, 2004
           (Unaudited) and December 31, 2003..................................................                 5

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 2004 and 2003 (Unaudited)................................................                 6

           Notes to the Consolidated Financial Statements for the Three
           Months Ended March 31, 2004 and 2003 (Unaudited)...................................                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................                17
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................                26
         ----------------------------------------------------------

Item 4.  Controls and Procedures .............................................................                26
         -----------------------


                           PART II. Other Information


Item 1.  Legal Proceedings....................................................................                27
         -----------------

Item 2.  Changes in Securities, Uses of Proceed and Issuer Purchases of Equity Securities.....                27
         --------------------------------------------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................                27
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................                27
         ---------------------------------------------------

Item 5.  Other Information ...................................................................                27
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.....................................................                27
         --------------------------------

Signatures ...................................................................................                28

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ..........                29

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...........                31


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                         2004      2003
                                                                       -------   -------
                                                                          (Unaudited)
                                                                         (In Thousands)
Interest income:
     Interest and fees on loans ....................................   $18,100   $17,862
     Interest on mortgage-backed securities ........................     4,727     3,482
     Interest and dividends on investment securities ...............     1,129       174
     Other interest income .........................................       206       389
                                                                       -------   -------
                                                                        24,162    21,907
                                                                       -------   -------
Interest expense:
     Interest on deposits ..........................................     1,793     2,479
     Interest on Federal Home Loan Bank advances ...................     5,555     4,481
     Interest on federal funds purchased and securities
       sold under agreements to repurchase .........................       133       140
     Interest on trust preferred borrowings ........................       496       496
     Interest on other borrowings ..................................       305        96
                                                                       -------   -------
                                                                         8,282     7,692
                                                                       -------   -------
Net interest income ................................................    15,880    14,215
Provision for loan losses ..........................................       687       775
                                                                       -------   -------
Net interest income after provision for loan losses ................    15,193    13,440
                                                                       -------   -------

Noninterest income:
     Loan servicing fee income .....................................       531       672
     Deposit service charges .......................................     2,335     1,905
     Credit/debit card and ATM income ..............................     2,664     2,173
     Securities gains ..............................................       222         -
     Gains on sales of loans .......................................        73       404
     Bank owned life insurance income ..............................       479         -
     Investment advisory income ....................................       538         -
     Other income ..................................................       716       656
                                                                       -------   -------
                                                                         7,558     5,810
                                                                       -------   -------
Noninterest expenses:
     Salaries, benefits and other compensation .....................     7,643     6,819
     Equipment expense .............................................       865       933
     Data processing and operations expenses .......................       762       677
     Occupancy expense .............................................     1,149       988
     Marketing expense .............................................       520       407
     Professional fees .............................................       522       501
     Other operating expense .......................................     1,777     2,645
                                                                       -------   -------
                                                                        13,238    12,970
                                                                       -------   -------

Income from continuing operations before minority interest and taxes     9,513     6,280
Less minority interest .............................................        45         -
                                                                       -------   -------
Income from continuing operations before taxes .....................     9,468     6,280
Income tax provision ...............................................     3,286     2,199
                                                                       -------   -------
Income from continuing operations ..................................     6,182     4,081
Gain on sale of businesses held-for-sale, net of taxes .............         -    41,181
                                                                       -------   -------
Net income .........................................................   $ 6,182   $45,262
                                                                       =======   =======

                                                        (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                        2004       2003
                                                                      -------    -------
                                                                         (Unaudited)
Earnings per share:
   Basic:
     Income from continuing operations ........................       $  0.84    $  0.49
     Gain on sale of businesses held-for-sale, net of taxes....             -       4.92
                                                                      -------    -------
     Net income ...............................................       $  0.84    $  5.41
                                                                      =======    =======

   Diluted:
     Income from continuing operations ........................       $  0.79    $  0.46
     Gain on sale of businesses held-for-sale, net of taxes....             -       4.68
                                                                      -------    -------
     Net income ...............................................       $  0.79    $  5.14
                                                                      =======    =======

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                    March 31,    December 31,
                                                                                       2004           2003
                                                                                  -----------    -----------
                                                                                   (Unaudited)
                                                                                        (In Thousands)
Assets
Cash and due from banks .......................................................   $    50,376    $    46,709
Cash in non-owned ATMs ........................................................       106,673        113,711
Interest-bearing deposits in other banks ......................................           981          1,095
Investment securities held-to-maturity ........................................         7,833         10,410
Investment securities available-for-sale ......................................       107,285        106,078
Mortgage-backed securities held-to-maturity ...................................            21          1,814
Mortgage-backed securities available-for-sale .................................       468,881        517,211
Mortgage-backed securities trading ............................................        11,647         11,527
Loans held-for-sale ...........................................................         3,240          1,458
Loans, net of allowance for loan losses of $22,745 at March 31, 2004
  and $22,386 at December 31, 2003 ............................................     1,344,642      1,303,419
Bank owned life insurance .....................................................        50,479              -
Stock in Federal Home Loan Bank of Pittsburgh, at cost ........................        42,037         43,676
Assets acquired through foreclosure ...........................................           233            301
Premises and equipment ........................................................        13,083         13,345
Accrued interest receivable and other assets ..................................        27,658         26,849
Loans, operating leases and other assets of discontinued operations ...........         6,147          9,474
                                                                                  -----------    -----------

Total assets ..................................................................   $ 2,241,216    $ 2,207,077
                                                                                  ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ................................................   $   223,490    $   215,819
    Money market and interest-bearing demand ..................................       121,564        118,151
    Savings ...................................................................       320,354        316,976
    Time ......................................................................       183,638        192,037
    Jumbo certificates of deposit - retail ....................................        41,618         40,076
                                                                                  -----------    -----------
      Total retail deposits ...................................................       890,664        883,059
    Jumbo certificates of deposit - non-retail ................................        44,411         40,274
    Brokered certificates of deposit ..........................................        49,991              -
                                                                                  -----------    -----------
        Total deposits ........................................................       985,066        923,333

Federal funds purchased and securities sold under agreements to repurchase ....       153,964        148,381
Federal Home Loan Bank advances ...............................................       798,239        843,296
Trust preferred borrowings ....................................................        51,547         50,000
Other borrowed funds ..........................................................        39,029         39,381
Accrued expenses and other liabilities ........................................        14,753         14,648
                                                                                  -----------    -----------
Total liabilities .............................................................     2,042,598      2,019,039
                                                                                  -----------    -----------

Minority Interest .............................................................           191             46

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ....................................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,140,899 at March 31, 2004 and 15,080,162 at December 31, 2003 ..........           151            151
Capital in excess of par value ................................................        66,320         64,738
Accumulated other comprehensive income (loss) .................................         2,483         (1,748)
Retained earnings .............................................................       274,613        268,797
Treasury stock at cost, 7,778,869 shares at March 31, 2004 and 7,758,869 shares
    at December 31, 2003 ......................................................      (145,140)      (143,946)
                                                                                  -----------    -----------
Total stockholders' equity ....................................................       198,427        187,992
                                                                                  -----------    -----------
Total liabilities, minority interest and stockholders' equity .................   $ 2,241,216    $ 2,207,077
                                                                                  ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             Three months ended March 31,
                                                                                             ----------------------------
                                                                                                  2004         2003
                                                                                               ---------    ---------
                                                                                                     (Unaudited)
                                                                                                   (In Thousands)

Operating activities:
Net income .................................................................................   $   6,182    $  45,262
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
    Provision for loan losses ..............................................................         687          775
    Depreciation, accretion and amortization ...............................................       1,586        2,021
    Increase in accrued interest receivable and other assets ...............................      (2,760)      (5,084)
    Origination of loans held-for-sale .....................................................      (8,118)     (14,128)
    Proceeds from sales of loans held-for-sale .............................................       6,314       15,281
    Gain on sale of loans held-for-sale ....................................................         (37)        (350)
    Gain on sale of loans ..................................................................         (36)         (54)
    Gain on sale of investments ............................................................        (222)           -
    Minority interest in net income ........................................................          45            -
    Increase in accrued interest payable and other liabilities .............................         105        1,574
    Gain on businesses held-for-sale .......................................................           -      (64,749)
    Gain on assets acquired through foreclosure ............................................          (1)           -
    Deconsolidation of WSFS Capital Trust I ................................................       1,547            -
    (Increase) decrease in capitalized interest, net .......................................        (930)         278
                                                                                               ---------    ---------
Net cash provided by (used for) operating activities .......................................       4,362      (19,174)
                                                                                               ---------    ---------

Investing activities:
Net decrease in interest-bearing deposits in other banks ...................................         114        6,296
Maturities of investment securities ........................................................       2,585          105
Sales of mortgage-backed securities available-for-sale .....................................      29,580            -
Repayments of mortgage-backed securities held-to-maturity ..................................       1,798        8,807
Repayments of mortgage-backed securities available-for-sale ................................      37,672       39,660
Purchases of mortgage-backed securities available-for-sale .................................     (13,366)    (440,937)
Repayments of reverse mortgages ............................................................         382          348
Disbursements for reverse mortgages ........................................................        (134)        (318)
Purchase of Cypress Capital Management LLC .................................................      (1,122)           -
Sale of loans ..............................................................................       5,999        2,954
Purchase of loans ..........................................................................      (3,120)      (3,539)
Purchase of bank owned life insurance ......................................................     (50,000)           -
Sale of businesses held-for-sale ...........................................................           -      128,343
Net increase in loans ......................................................................     (44,627)     (60,446)
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh ...................       1,639      (10,014)
Sales of assets acquired through foreclosure, net ..........................................          69          191
Premises and equipment, net ................................................................        (502)        (399)
                                                                                               ---------    ---------
Net cash used for investing activities .....................................................     (33,033)    (328,949)
                                                                                               ---------    ---------

Financing activities:
Net increase in demand and savings deposits ................................................      14,110       22,463
Net increase (decrease) in time deposits ...................................................      47,218      (17,129)
Receipts from FHLB borrowings ..............................................................     732,000      564,200
Repayments of FHLB borrowings ..............................................................    (777,057)    (341,236)
Receipts from reverse repurchase agreements ................................................     642,968       78,475
Repayments of reverse repurchase agreements ................................................    (642,385)     (78,225)
Net increase in federal funds purchased ....................................................       5,000       59,000
Dividends paid on common stock .............................................................        (369)        (432)
Issuance of common stock and exercise of employee stock options ............................       1,582          290
Purchase of treasury stock, net of reissuance ..............................................      (1,194)     (28,990)
Minority interest ..........................................................................         100      (12,845)
                                                                                               ---------    ---------
Net cash provided by financing activities ..................................................      21,973      245,571
                                                                                               ---------    ---------

Decrease in cash and cash equivalents from continuing operations ...........................      (6,698)    (102,552)
Change in net assets from discontinued operations ..........................................       3,327       11,310
Cash and cash equivalents at beginning of period ...........................................     160,420      226,303
                                                                                               ---------    ---------
Cash and cash equivalents at end of period .................................................   $ 157,049    $ 135,061
                                                                                               =========    =========

                                                        (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                               Three months ended March 31,
                                                               ----------------------------
                                                                    2004       2003
                                                                 --------   --------
                                                                      (Unaudited)
                                                                     (In Thousands)
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for interest .......................................   $  6,945   $  7,143
Cash paid for income taxes, net ..............................        813     23,186
Loans transferred to assets acquired through foreclosure......        620        168
Net change in other comprehensive income .....................      4,231     (1,479)
Transfer of loans held-for-sale to loans .....................         59        274

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The consolidated Financial Statements include the accounts of the parent company (WSFS Financial Corporation), Wilmington Savings Fund Society, FSB (Bank or WSFS) and Montchanin Capital Management, Inc. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust I. WSFS was founded in 1832 and is one of the oldest financial institutions in the country. WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation
(FDIC). WSFS serves customers primarily from its main office and 23 retail banking offices, located in Delaware and southeastern Pennsylvania. Montchanin was formed in late 2003 to provide asset management services in the Corporation's primary market area. WSFS Capital Trust I was formed in 1998 to sell Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation.

         Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), WSFS Investment Group, Inc. and WSFS Reit, Inc. As discussed in Note 3 of the Financial Statements, the results of WCC, the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations. WSFS Investment Group, Inc. was formed in 1989. This subsidiary markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through WSFS' retail banking system. WSFS Reit, Inc. is a real estate investment trust formed in 2002 to hold qualifying real estate assets and may be used to raise capital in the future.

         In addition to the wholly owned subsidiaries, WSFS had consolidated one non-wholly owned subsidiary, Wilmington Finance, Inc. (WF). WF, a majority owned subsidiary engaged in sub-prime residential banking, was sold in January 2003. This subsidiary is therefore classified as businesses held-for-sale in the Financial Statements. See Note 4 of the Financial Statements for further discussion of Businesses Held-for-Sale.

         Certain reclassifications have been made to the prior years' Financial Statements to conform them to the current year's presentation. All significant intercompany transactions are eliminated in consolidation. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2003 Annual Report.

Valuation of Stock Option Grants

         At March 31, 2004, the Corporation had two stock-based employee compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                               For the three months ended March 31,
                                                                                               ------------------------------------
                                                                                                    2004                2003
                                                                                                    ----                ----
                                                                                              (In Thousands, Except Per Share Data)
Income from continuing operations, as reported ...............................................   $   6,182           $   4,081
   Less : Total stock-based employee compensation expense determined
      under fair value based methods for all awards, net of related tax effects ..............         161                 184
                                                                                                 --------            ---------
      Pro forma income from continuing operations ............................................   $   6,021           $   3,897
                                                                                                 =========           =========

Earnings per share:
Basic:
------
Income from continuing operations, as reported ...............................................   $   0.84            $    0.49
   Less : Total stock-based employee compensation expense determined
             under fair value based methods for all awards, net of related tax effects........      (0.02)               (0.02)
                                                                                                 --------            ---------
Pro forma income from continuing operations ..................................................   $   0.82            $    0.47
                                                                                                 ========            =========

Diluted:
--------
Income from continuing operations, as reported ...............................................   $   0.79            $    0.46
   Less : Total stock-based employee compensation expense determined
             under fair value based methods for all awards, net of related tax effects.......       (0.02)               (0.02)
                                                                                                 --------            ---------
Pro forma income from continuing operations ..................................................   $   0.77            $    0.44
                                                                                                 ========            =========

2.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                               For the three months ended March 31,
                                                                               ------------------------------------
                                                                                   2004                      2003
                                                                               ---------                  ---------
                                                                              (In Thousands, Except Per Share Data)
Numerator:
----------
Income from continuing operations .....................................         $  6,182                   $  4,081
Gain on sale of businesses held-for-sale, net of taxes.................                -                     41,181
                                                                                --------                   --------
Net income ............................................................         $  6,182                   $ 45,262
                                                                                ========                   ========
Denominator:
------------
Denominator for basic earnings per share - weighted average shares.....            7,361                      8,370
Effect of dilutive employee stock options .............................              439                        429
                                                                                --------                   --------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise ........................................            7,800                      8,799
                                                                                ========                   ========

Earnings per share:
-------------------

Basic:
Income from continuing operations......................................         $   0.84                   $   0.49
Gain on sale of businesses held-for-sale, net of taxes.................                -                       4.92
                                                                                --------                   --------
Net income ............................................................         $   0.84                   $   5.41
                                                                                ========                   ========

Diluted:
Income from continuing operations......................................         $   0.79                  $    0.46
Gain on sale of businesses held-for-sale, net of taxes.................                -                       4.68
                                                                                --------                  ---------
Net income ............................................................         $   0.79                  $    5.14
                                                                                ========                  =========

Outstanding common stock equivalents having no dilutive effect.........                -                        103

3.   Discontinued Operations of a Business Segment

         WSFS Financial Corporation discontinued the operations of WCC in 2000. WCC, which had 309 lease contracts and 445 loan contracts at March 31, 2004, no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004.

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

         As a result, the Corporation has established a reserve to absorb expected future net losses of WCC. Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve is re-evaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. At March 31, 2004, there were approximately $4.7 million of contract residuals outstanding for which management has estimated approximately $871,000 in future losses. Management has inherently provided for these losses through a combination of expected operating results of WCC (excluding residual losses), reserves for residual losses and reserves for discontinued operations.

         The following table presents the operating leases, loans and other assets of discontinued operations at March 31, 2004 and December 31, 2003:

                                                                 At March 31,    At December 31,
                                                                     2004            2003
                                                                    ------          ------
                                                                      (In Thousands)
         Vehicles under operating leases, net of reserves....       $3,958          $6,542
         Loans ..............................................        1,802           2,359
         Other noncash assets ...............................          432             573
         Less:
             Reserve for losses of discontinued operations...           45               -
                                                                    ------          ------
         Loans,  operating leases and other assets  of
           discontinued operations ..........................       $6,147          $9,474
                                                                    ======          ======


         The  following   table  presents   the  net  income  from  discontinued
operations for the three months ended March 31, 2004 and 2003:

                                                                                 For the three months ended March 31,
                                                                                 ------------------------------------
                                                                                     2004                     2003
                                                                                     ----                     ----
                                                                                           (In Thousands)
Interest income........................................................          $    54                    $   144
Allocated interest expense (1).........................................               76                        400
                                                                                 -------                    -------
Net interest expense...................................................              (22)                      (256)

Loan and lease servicing fee income ...................................               37                        111
Rental income on operating leases, net.................................              194                        141
Other income...........................................................                -                          1
                                                                                 -------                    -------
Net revenues...........................................................              209                        (3)

Noninterest expenses...................................................              111                        180
                                                                                 -------                    -------
Income (loss) before taxes.............................................               98                       (183)
(Credit) charge to the reserve for losses on discontinued operations ..              (98)                       183
Income tax provision ..................................................                -                          -
                                                                                 -------                    -------
Income from discontinued operations....................................          $     -                    $     -
                                                                                 =======                    =======

(1) Allocated interest expense for the three months ended March 31, 2004 and 2003 was based on a direct matched-maturity funding of the non-cash assets of discontinued operations. The average borrowing rates for the three months ended March 31, 2004 and 2003 was 3.89% and 3.36%, respectively.

4.   BUSINESSES HELD FOR SALE

         In November 2002, the Corporation completed the sale of CustomerOne Financial Network, Inc. (C1FN) and related interests in its Everbank Division. In connection with that transaction, during the first quarter of 2003 WSFS recognized an after tax-gain of $117,000 or $0.01 per diluted share.

         In January 2003 WSFS sold its majority-owned subsidiary, Wilmington Finance, Inc. (WF) and recognized an after tax-gain on the sale of $41.1 million or $4.67 per diluted share during the first quarter of 2003. The sale included $148.2 million in assets, of which $117.6 were residential mortgage loans held-for-sale.

5.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         The Corporation has an interest-rate cap with a notional amount of $50 million, which limits 3-month LIBOR to 6% for the ten years ending December 1, 2008. The cap is being used to hedge the cash flows on $50 million in trust preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. On July 1, 2002, the inception date of the redesignated hedging relationship, using guidance from the FASB for implementation of Statement 133, the fair value of the interest rate cap was $1.6 million. This amount was allocated to the respective multiple "caplets" on a fair value basis. The change in each caplet's respective allocated fair value amount is reclassified out of other comprehensive income and into interest expense when each of the quarterly interest payments is made on the Trust Preferred debt. The redesignation of the cash flow hedge has the effect of providing a more systematic method for amortizing the cost of the cap against earnings. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at March 31, 2004 was $626,000.

         While not meeting the definition of a derivative under SFAS 133, related to its sale of reverse mortgages, in November 2002, the Corporation also received as consideration a series of options to acquire up to 49.9% of Class "O" certificates issued in connection with mortgage-backed security SASCO RM-1 2002. The aggregate exercise price of the series of options is $1.0 million. Because the net present value of the estimated cash flows coming from WSFS' option on the highly illiquid Class "O" certificates is significantly less than the $1.0 million exercise price, WSFS has valued the option at $0 at March 31, 2004. The option will be evaluated quarterly for any changes in the estimated valuation.

         The following depicts the change in fair market value of the Company's derivatives:

                                               2004                                   2003
                               ------------------------------------     ----------------------------------
                                  At                         At            At                       At
                               January 1,     Change      March 31,     January 1,   Change      March 31,
                               ----------     ------      ---------     ----------   ------      ---------
                                                             (In Thousands)

       Interest Rate Cap......  $ 1,072      $  (446)    $    626(1)    $ 1,012      $  (39)     $    973(1)


(1)  Included in other comprehensive income, net of taxes.

6.   COMPREHENSIVE INCOME

     The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130:

                                                                        For the three months
                                                                           ended March 31,
                                                                         --------------------
                                                                            (In Thousands)
Net income ..........................................................   $  6,182    $ 45,262

Other Comprehensive Income:
Net unrealized holding  gain (losses) on securities
    available-for-sale arising during the period,
    net of taxes ....................................................      4,652      (1,452)

Net unrealized  holding losses arising during the
    period on derivatives used for cash flow hedge,
    net of taxes ....................................................       (276)        (27)

Reclassification adjustment for gains included in net income,
     net of taxes ...................................................       (145)          -
                                                                        --------    --------

Total comprehensive income ..........................................   $ 10,413    $ 43,783
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


8.   SEGMENT INFORMATION

         Under the definition of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Corporation has two operating segments at March 31, 2004: Wilmington Savings Fund Society, FSB (Bank) and CashConnect, the ATM division of WSFS.

         The Bank segment provides financial products through its retail banking offices to commercial and retail customers. The CashConnect segment provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers, and service providers in the ATM industry. The balance sheet category "Cash in non-owned ATMs" includes cash in which fee income is earned through bailment arrangements with customers of CashConnect. Bailment arrangements are typically renewed annually.

         Reportable segments are business units that are managed separately and offer different services to distinct customer bases. The Corporation evaluates performance based on pre-tax ordinary income relative to resources used, and allocates resources based on these results. Segment information for the three months ended March 31, 2004 and 2003 follow:

                                    For the three months March 31, 2004
                                   ------------------------------------
                                      Bank      CashConnect     Total
                                   ----------   ----------   ----------
External customer revenues:
    Interest income ...............   $   24,162   $        -   $   24,162
    Non-interest income ...........        5,367        2,191        7,558
                                      ----------   ----------   ----------
Total external customer revenues...       29,529        2,191       31,720
                                      ----------   ----------   ----------

Intersegment revenues:
    Interest income ...............          291            -          291
    Non-interest income ...........          172          177          349
                                      ----------   ----------   ----------
Total intersegment revenues .......          463          177          640
                                      ----------   ----------   ----------
Total revenue .....................       29,992        2,368       32,360
                                      ----------   ----------   ----------

External customer expenses:
    Interest expense ..............        8,282            -        8,282
    Non-interest expenses .........       12,557          616       13,173
    Other depreciation and
         amortization .............          675           77          752
                                      ----------   ----------   ----------
Total external customer expenses...       21,514          693       22,207
                                      ----------   ----------   ----------

Intersegment expenses:
    Interest expense ..............            -          291          291
    Non-interest expenses .........          177          172          349
                                      ----------   ----------   ----------
Total intersegment expenses .......          177          463          640
                                      ----------   ----------   ----------

Total expenses ....................       21,691        1,156       22,847
                                      ----------   ----------   ----------

Income before taxes and minority
    interest ......................        8,301        1,212        9,513

Provision for income taxes ........                                  3,286
Minority interest .................                                     45
                                                                ----------
Consolidated net income ...........                             $    6,182
                                                                ==========

Segment assets ....................   $2,131,720   $  109,496   $2,241,216

Capital expenditures ..............   $      387   $      147   $      534



                                            For the three months March 31, 2003
                                            -----------------------------------

                                                Bank     CashConnect     Total
                                            ----------   ----------   ----------
External customer revenues:
    Interest income ........................   $   21,907   $        -   $   21,907
    Non-interest income ....................        4,088        1,722        5,810
                                               ----------   ----------   ----------
Total external customer revenues ...........       25,995        1,722       27,717
                                               ----------   ----------   ----------

Intersegment revenues:
    Interest income ........................          282            -          282
    Non-interest income ....................          165          182          347
                                               ----------   ----------   ----------
Total intersegment revenues ................          447          182          629
                                               ----------   ----------   ----------

Total revenue ..............................       26,442        1,904       28,346
                                               ----------   ----------   ----------

External customer expenses:
    Interest expense .......................        7,692            -        7,692
    Non-interest expenses ..................       12,239          657       12,896
    Other depreciation and
         amortization ......................          766           83          849
                                               ----------   ----------   ----------
Total external customer expenses ...........       20,697          740       21,437
                                               ----------   ----------   ----------
Intersegment expenses:
    Interest expense .......................            -          282          282
    Non-interest expenses ..................          182          165          347
                                               ----------   ----------   ----------
Total intersegment expenses ................          182          447          629
                                               ----------   ----------   ----------

Total expenses .............................       20,879        1,187       22,066
                                               ----------   ----------   ----------

Income before taxes and minority
    interest ...............................        5,563          717        6,280

Provision for income taxes .................                                  2,199
Gain on sale of businesses held-for-sale....                                 41,181
                                                                         ----------
Consolidated net income ....................                             $   45,262
                                                                         ==========

Segment assets .............................   $1,851,620   $   86,486   $1,938,106

Capital expenditures .......................   $      362   $       25   $      387


 9.  INDEMNIFICATIONS

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

         Sale of C1FN/Everbank Segment. On November 5, 2002, the C1FN/Everbank segment of WSFS was sold by WSFS and other shareholders of C1FN. In connection with the sale, WSFS provided an indemnification to the buyer for damages, if any, that may result from C1FN shareholders bringing claims against the buyer as a result of the Services Agreement and amendments (collectively, "Services Agreements") between WSFS and C1FN over the life of those arrangements. This indemnification extends for two years from the sale date and is capped at approximately $8.2 million. WSFS is not aware of any claims under this indemnification, and management of WSFS believes the likelihood of any payments under this separate indemnification is very remote. As a result, no provision for loss has been made in WSFS' financial statements at March 31, 2004.

         Sale of Wilmington Finance, Inc. On January 2, 2003, WSFS completed the sale of its majority-owned subsidiary, Wilmington Finance, Inc. (WF). As is customary in the sale of a privately-held business, certain indemnifications were provided by WSFS and the other shareholders of WF to the buyer.

         Indemnifications provided by the sellers, damages incurred by, and successfully claimed by the buyer, fall into four separate categories. These include: (1) indemnification for sellers' ownership, which indemnification extends indefinitely and is uncapped in amount; (2) indemnification for tax, environmental, and benefit plan related issues, all of which indemnifications extend for their respective statute of limitations and are uncapped in amount;
(3) breaches of sellers' representations and warranties and covenants in the sale agreement (sellers' breaches indemnification), which extends for 18 months from the sale date and are capped at the purchase price (approximately $123 million); and (4) protection to the buyer in the event of successful third-party claims that result from the operation of the business prior to the sale date (third-party claims indemnification). This third-party claims indemnification includes remaining time limits and dollar limits as follows: (i) from months 16 through 18 the dollar limit is $52 million; and (ii) from months 19 through 30 the dollar limit is $32 million. Buyer must incur $2 million of damages and exhaust any related reserves provided in the closing balance sheet before an initial dollar claim may be made against the sellers for any third-party claims and sellers' breaches indemnifications. Dollar liability is uncapped for the indemnifying party if damages are due to willful misconduct, fraud, or bad faith.

         Generally speaking, WSFS is proportionately liable for its ownership share of WF (which was 65%, after the exercise of its warrant just prior to sale) of the related successful claims under indemnification provisions, except that, in order to facilitate the sale, WSFS agreed to assume a portion of the management shareholders' indemnification obligations.

         WSFS is not aware of any claims to date, or any potential future claims made under the WF indemnification provisions that could result in payment. As such, no provision for losses is contemplated as of this date.

         There  can  be  no  assurances   that  payments,   if  any,  under  all
indemnifications provided by the Corporation will not be material or exceed reserves that the Company may have established for such contingencies.

10.  ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

         The Corporation shares certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for the Corporation.

         The Corporation accounts for its obligations under the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 106 requires that the costs of these benefits be recognized over an Associate's active working career. Disclosures are in accordance with SFAS No. 132 (Revised), Employer's Disclosure About Pensions and Other Postretirement Benefits, that standardized the applicable disclosure requirements.

         On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Corporation sponsors a retiree medical program and expects that this legislation may eventually reduce its costs for this program.

         At this point, the Corporation's investigation into its response to the legislation is preliminary, as management awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that the Corporation's retiree medical plan will need to be changed in order to qualify for beneficial treatment under the Act.

         Because of the uncertainties related to the Corporation's response to this legislation and the appropriate accounting methodology for this event, the Corporation has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that guidance could require the Corporation to change previously reported information. This deferral election is permitted under FASB Staff Position FAS 106-1.

         The following disclosures are in accordance with SFAS No. 132 (Revised) and were measured at January 1, 2004:

Components of net periodic benefit cost:

                                                          Three months ended March 31,
                                                          ----------------------------
                                                         2004                       2003
                                                         ----                       ----
     Service cost................................   $      24                  $      19
     Interest cost...............................          31                         30
     Amortization of transition obligation.......          15                         15
     Net loss recognition........................           5                          3
                                                    ---------                  ---------
          Net periodic benefit cost..............   $      75                  $      67
                                                    =========                  =========


ITEM 2.  WSFS FINANCIAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the
Corporation's  assets  are  held  by its  subsidiary,  Wilmington  Savings  Fund
Society, FSB (Bank or WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank, which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. WSFS has served the residents of the Delaware Valley for 172 years. WSFS is the largest thrift institution headquartered in Delaware and the fourth largest financial institution in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the Mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. The long-term strategy of the Corporation is to improve its status as a high-performing financial services company by focusing on its core community banking business.

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. At March 31, 2004 WSFS conducted operations from, among other locations, its main office, two operations centers and 23 retail banking offices located in Delaware and southeastern Pennsylvania.

         The Corporation has two consolidated subsidiaries, WSFS and Montchanin Capital Management, Inc. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust I. Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; WSFS Investment Group, Inc. which markets various third-party insurance products and securities through WSFS' branch system; and WSFS Reit, Inc., which holds qualifying real estate assets and may be used to raise capital in the future.

         WCC, which discontinued operations in 2000, had 309 lease contracts and 445 loan contracts at March 31, 2004. WCC no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004. For a detailed discussion, see Note 3 to the Financial Statements.

         In addition to the wholly owned subsidiaries, WSFS had consolidated a non-wholly owned subsidiary, Wilmington Finance, Inc. (WF). WF, a majority owned subsidiary, engaged in sub-prime residential mortgage banking and was sold in January 2003. This subsidiary is therefore classified as businesses held-for-sale in the Financial Statements. For a further discussion, see Note 4 to the Financial Statements.


         CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions effecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, investment in reverse mortgages and reverse mortgage bonds, the reserve for discontinued operations, contingencies (including indemnifications), and deferred taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         Investment in Reverse Mortgages and Reverse Mortgage Bonds

         The Corporation accounts for its investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of revere mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, because of this market-value based accounting, the recorded value of reverse mortgage assets include significant risk associated with estimations and income recognition can vary significantly from reporting period to reporting period.

         The Corporation owns $11.6 million of SASCO RM-1 2002 securities, including accrued interest, classified as "trading." These floating rate notes represent the BBB traunche of the reverse mortgage securitization underwritten by Lehman Brothers and carry a coupon rate of one-month LIBOR plus 300 basis points. At the time of the acquisition of these securities, it was the Corporation's intent to sell these securities in the near term. Therefore, based on rules promulgated under SFAS 115, the securities were classified as "trading." An active market for these securities has not developed since the issuance, but it continues to be the intent of the Corporation to sell these securities if and when an active market develops. Since there is no active market for these securities, the Corporation has used the guidance under SFAS 115 to provide a reasonable estimate of fair value. The Corporation utilized matrix pricing and a fundamental analysis of the actual cash flows of the underlying reverse mortgages to estimate a reasonable fair value as of March 31, 2004. The Corporation also obtained a fair value estimate from an independent securities dealer.

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

         Contingencies (Including Indemnifications)

         In the ordinary course of business, the Corporation and its subsidiaries are subject to legal actions which involve claims for monetary relief. Based upon information presently available to the Corporation and its counsel, it is the Corporation's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations.

         The Bank, as successor to originators of reverse mortgages, is from time to time involved in arbitration or litigation with the various parties including borrowers or with the heirs of borrowers. Because reverse mortgages are a relatively new and uncommon product, there can be no assurances regarding how the courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of the Bank's reverse mortgage obligations.

         Deferred Taxes

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

         FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

         Financial Condition

Total assets increased $34.1 million during the first three months of 2004 to $2.2 billion at March 31, 2004. During the first quarter of 2004 loans grew $41.2 million to $1.3 billion reflecting the continued strong growth in commercial and commercial real estate loans of $42.8 million. In addition, consumer loans grew by $10.7 million during the same period. These increases were partially offset by a decrease of $11.9 million in residential real estate loans. During the quarter, the company purchased $50.0 million in Bank-Owned Life Insurance (BOLI). This purchase enabled the Company to insure the lives of certain senior managers. In addition to providing economic protection in the event of the loss of key managers, the BOLI investment provides for the possibility of better long-term investment yields, enhanced by the tax-free build up of value and the tax free returns upon ultimate distribution of proceeds, both provided for in the Internal Revenue Code. The initial premium of $50.0 million was funded through the liquidation of mortgage-backed securities (MBS). Loans, operating leases and other assets of discontinued operations decreased $3.3 million, due to a continued run-off in the WCC loan and lease portfolios.

         Total liabilities increased $23.6 million between March 31, 2004 and December 31, 2003, to $2.0 billion. This increase was mainly due to a $61.7 million increase in deposits. This included a $50.0 million increase in brokered certificates of deposit, a $7.6 million increase in retail deposits and a $4.1 million increase in non-retail deposits. In addition, the Corporation deconsolidated its trust preferred borrowings in the first quarter of 2004 as a result of the implementation of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities, which resulted in an increase to trust preferred borrowings of $1.5 million. These increases were partially offset by a $45.1 million decrease in Federal Home Loan Bank advances, due to less reliance on this type of borrowing.

         Capital Resources

         Stockholders' equity increased $10.4 million between December 31, 2003 and March 31, 2004. This increase includes net income of $6.2 million and an increase of $4.2 million in other comprehensive income during the first three months of 2004. The increase in other comprehensive income was due to an improvement in the fair values of mortgage-backed securities available-for-sale partially offset by a slight decrease in the value of the interest rate cap. See
Note 6 to the Financial Statements for further discussion of the interest rate cap. In addition, stockholders' equity increased by $1.5 million from the exercise of common stock options and the recognition of the related tax benefit. These increases were partially offset by the purchase of 25,000 shares of treasury stock for $1.3 million ($51.47 per share average). At March 31, 2004, the Corporation held 7,778,869 shares of its common stock in its treasury at a cost of $145.1 million. In addition, the Corporation declared cash dividends totaling $369,000 during the three months ended March 31, 2004.

         Below is a table comparing the Bank's consolidated capital position relative to the minimum regulatory requirements as of March 31, 2004 (dollars in thousands):

                                                                              To be Well-Capitalized
                                        Consolidated        For Capital       Under Prompt Corrective
                                        Bank Capital      Adequacy Purposes       Action Provisions
                                    -------------------   ------------------  -----------------------
                                                   % of                 % of                  % of
                                    Amount       Assets   Amount      Assets    Amount      Assets
                                    ------       ------   ------      ------    ------      ------
Total Capital
  (to Risk-Weighted Assets) ....   $248,724      17.30%  $115,031      8.00%  $143,789      10.00%
Core Capital (to Adjusted
  Total Assets) ................    236,525      10.58     89,446      4.00    111,807       5.00
Tangible Capital (to Tangible
  Assets) ......................    236,525      10.58     33,542      1.50        N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets) ......................    236,525      16.45     57,516      4.00     86,273       6.00

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 2004 the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

    Liquidity

         In accordance with Thrift Bulletin 77, the OTS requires institutions, such as WSFS, to maintain adequate liquidity to assure safe and sound operation. WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 7.9% at March 31, 2004, compared to 6.1% at December 31, 2003. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary funding sources are operating earnings, deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be satisfied through the use of its borrowing capacity from the FHLB of Pittsburgh and other sources, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

         The following table sets forth the Corporation's nonperforming assets and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                   March 31,        December 31,
                                                     2004              2003
                                                     ----              ----
                                                        (In Thousands)
Nonaccruing loans:
     Commercial .................................   $1,674            $1,549
     Consumer ...................................      268               240
     Commercial mortgage ........................    1,134               941
     Residential mortgage .......................    3,180             2,513
     Construction ...............................        -                 -
                                                    ------            ------

Total nonaccruing loans .........................    6,256             5,243
Assets acquired through foreclosure .............      233               301
                                                    ------            ------

Total nonperforming assets ......................   $6,489            $5,544
                                                    ======            ======

Past due loans:
     Residential mortgages ......................   $  303            $  915
     Commercial and commercial mortgages ........        -               129
     Consumer ...................................       65               148
                                                    ------            ------

Total past due loans ............................   $  368            $1,192
                                                    ======            ======

Ratios:
     Nonaccruing loans to total loans (1) .......     0.46%             0.40%
     Allowance for loan losses to gross loans (1)     1.66%             1.69%
     Nonperforming assets to total assets .......     0.29%             0.25%
     Loan loss allowance to nonaccruing loans (2)      359%              422%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) .................      346%              399%


(1)  Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

         Nonperforming assets increased $945,000 between March 31, 2004 and December 31, 2003. The increase resulted primarily from a $667,000 increase in residential mortgages and a $318,000 increase in commercial loans, partially offset by a $68,000 decrease in assets acquired through foreclosure. An analysis of the change in the balance of nonperforming assets is presented below:

                                                    For the Three
                                                      Months Ended       For the Year Ended
                                                    March 31, 2004       December 31, 2003
                                                    --------------       -----------------
                                                               (In Thousands)
Beginning balance.................................      $    5,544            $   7,433
     Additions ...................................           2,112                7,299
     Collections..................................            (699)              (6,992)
     Transfers to accrual/restructured status.....            (220)                (945)
     Charge-offs / write-downs, net...............            (248)              (1,251)
                                                        ----------            ---------

Ending balance....................................      $    6,489            $   5,544
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At March 31, 2004, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitive gap) by $91.2 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 91% at March 31, 2004 compared to 83% at December 31.2003. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -4.07% from -7.95% at December 31, 2003. The change in sensitivity since December 31, 2003 is the result of the current interest rate environment and the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows from discontinued operations as well as the interest rate-sensitive funding for these assets of approximately $15 million in FHLB advances.

         Market risk is the risk of loss from adverse changes in the market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at March 31, 2004 and 2003, calculated in compliance with Thrift Bulletin No. 13A:

                                           At March 31,
                     ---------------------------------------------------------------
                                2004                              2003
                     --------------------------------  -----------------------------
       Change in     % Change in                       % Change in
    Interest Rate     Net Interest    Net Portfolio    Net Interest  Net Portfolio
   (Basis Points)      Margin (1)     Value Ratio (2)    Margin (1)  Value Ratio (2)
   --------------      ----------     ---------------    ----------  ---------------

        +300            -3%             9.60%              -5%            10.81%
        +200            -2%             9.74%              -3%            11.05%
        +100            -1%             9.83%              -1%            11.24%
           0             0%             9.88%               0%            11.18%
        -100            -3%             9.67%              -1%            10.78%
        -200 (3)       -12%             9.42%              -6%            10.66%
        -300 (3)       -25%             9.88%             -14%            11.16%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points are not deemed meaningful at March 31, 2004 and 2003 given the historically low absolute level of interest rates at those times.


COMPARISON FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     Results of Operations

         The Corporation recorded net income of $6.2 million or $0.79 per diluted share for the first quarter of 2004. This compares to $45.3 million or $5.14 per diluted share for the same quarter last year. The results for the first quarter of 2003 included a $41.1 million gain on the sale of Corporation's sub-prime mortgage banking subsidiary, Wilmington Finance, Inc. (WF). Income from continuing operations in the first quarter of 2003 was $4.1 million, or $0.46 per diluted share.

 Net Interest Income

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                Three Months Ended March 31,
                                          ---------------------------------------------------------------------------------
                                                            2004                                        2003
                                          ------------------------------------        -------------------------------------
                                              Average                  Yield/             Average                Yield/
                                              Balance     Interest     Rate (1)           Balance     Interest   Rate (1)
                                              -------     --------     -------            -------     --------   --------
                                                                        (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans........  $  386,911     $  5,212       5.39%         $  290,345     $  4,382      6.04 %
     Residential real estate loans.......     452,886        6,124       5.41             436,033        6,936      6.36
     Commercial loans ...................     304,227        3,505       4.92             213,764        2,983      6.11
     Consumer loans......................     194,168        3,226       6.68             185,067        3,480      7.63
                                           ----------     --------                     ----------     --------
       Total loans.......................   1,338,192       18,067       5.49           1,125,209       17,781      6.42
Mortgage-backed securities (4)...........     496,699        4,727       3.81             338,040        3,482      4.12
Loans held-for-sale (3)..................       1,174           33      11.24               5,460           81      5.93
Investment securities (4)................     114,473        1,129       3.95              22,770          174      3.06
Other interest-earning assets ...........      46,643          206       1.78              80,078          389      1.97
                                           ----------     --------                     ----------     --------
     Total interest-earning assets.......   1,997,181       24,162       4.90           1,571,557       21,907      5.65
                                                          --------                                    --------
Allowance for loan losses................     (22,632)                                    (21,592)
Cash and due from banks..................      47,126                                      47,840
Cash in non-owned ATMs...................     103,257                                      82,164
Loans, operating leases and other
  assets of discontinued operations......       8,619                                      41,911
Bank owned life insurance................      39,684                                           -
Other noninterest-earning assets.........      38,600                                      33,590
                                           ----------                                  ----------
     Total assets........................  $2,211,835                                  $1,755,470
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand....................  $  113,052     $     66       0.23%         $  102,500     $    106      0.42%
     Savings.............................     317,396          329       0.42             299,737          480      0.65
     Retail time deposits ...............     226,027        1,067       1.90             276,375        1,788      2.63
     Jumbo certificates of deposits .....      42,779          152       1.43              22,197          105      1.92
     Brokered certificates of deposit....      42,820          179       1.68                   -            -         -
                                           ----------     --------                     ----------     --------
       Total interest-bearing deposits...     742,074        1,793       0.97             700,809        2,479      1.44
FHLB of Pittsburgh advances..............     819,713        5,631       2.72             482,410        4,977      4.13
Trust preferred borrowings...............      50,000          496       3.92              50,000          496      3.97
Other borrowed funds.....................     186,780          438       0.94              81,274          236      1.16
Cost of funding discontinued
  operations.............................           -          (76)                             -         (496)
                                           ----------     --------                     ----------     --------
     Total interest-bearing liabilities..   1,798,567        8,282       1.84           1,314,493        7,692      2.34
                                                          --------                                    --------
Noninterest-bearing demand deposits......     205,803                                     170,266
Other noninterest-bearing liabilities....      12,950                                      47,615
Minority interest .......................          66                                          17
Stockholders' equity.....................     194,449                                     223,079
                                           ----------                                  ----------
Total liabilities and stockholders'
  equity.................................  $2,211,835                                  $1,755,470
                                           ==========                                  ==========
Excess of interest-earning assets
     over interest-bearing liabilities...  $  198,614                                  $  257,064
                                           ==========                                  ==========
Net interest and dividend income.........                $  15,880                                   $  14,215
                                                         =========                                   =========

Interest rate spread.....................                                3.06%                                      3.31%
                                                                         ====                                       ====

Net interest margin......................                                3.24%                                      3.69%
                                                                         ====                                       ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.

         Net interest income for the first quarter of 2004 was $15.9 million compared to $14.2 million for the same quarter in 2003. Higher loan volumes and higher mortgage backed securities (MBS) volumes drove this increase. These higher volumes were partially offset by lower yields on loans and MBS. The yield on earning assets for the first quarter of 2004 was 4.90% compared to 5.65% for the first quarter of 2003. The lower yield on earning assets was due to a change in the mix, as there was a higher percentage of earning assets in lower yielding mortgage backed securities and investment securities in 2004. The net interest margin for the first quarter of 2004 was 3.24% compared to 3.69% for the first quarter of 2003, and was negatively impacted by yields on loans declining more quickly than rates on interest bearing deposits. In addition, beginning late in the fourth quarter 2003, the Company began to extend some of its wholesale borrowings to longer maturities to become less liability sensitive in anticipation of higher interest rates.

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

         WSFS' loan officers and risk managers meet monthly to discuss and review these conditions and risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, management is able to adjust specific and inherent loss estimates based upon the availability of more recent information. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such losses. The Company also gives consideration to the results of these regulatory agency examinations. The provision for loan losses from continuing operations decreased from $775,000 for the first three months of 2003 to $687,000 for the first three months of 2004, primarily a result of an overall improvement in credit quality of the Corporation's loan portfolio.

         The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

         The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                         Three months ended      Three months ended
                                                            March 31, 2004           March 31, 2003
                                                            --------------           --------------
                                                                    (Dollars in Thousands)
Beginning balance ......................................     $ 22,386                 $ 21,452
Provision for loan losses of continuing operations......          687                      775

Charge-offs:
     Residential real estate ...........................          141                       66
     Commercial real estate (1) ........................            -                        -
     Commercial.........................................           40                      105
     Consumer ..........................................          275                      197
                                                             --------                 --------
        Total charge-offs...............................          456                      368
                                                             --------                 --------
Recoveries:
     Residential real estate ...........................           25                        -
     Commercial real estate (1) ........................            -                       40
     Commercial ........................................           83                       21
     Consumer...........................................           20                       21
                                                             --------                 --------
        Total recoveries ...............................          128                       82
                                                             --------                 --------

Net charge-offs ........................................          328                      286
                                                             --------                 --------
Ending balance..........................................     $ 22,745                 $ 21,941
                                                             ========                 ========
Net charge-offs to average gross loans
  outstanding, net of unearned income (2)...............         0.10%                    0.10%
                                                             ========                 ========

(1)  Includes commercial mortgage and construction loans.
(2)  Ratio for the three months ended March 31, 2004 and 2003 is annualized.

Noninterest Income

         Noninterest income for the quarter ended March 31, 2004 was $7.6 million compared to $5.8 million for the first quarter of 2003. This increase was due to, among other things, fee income of $538,000 from Montchanin Capital Management, Inc. for the quarter ended March 31, 2004. The Corporation, through its subsidiary Montchanin Capital Management, Inc. acquired a 60% interest in Cypress Capital Management during the first quarter of 2004 as part of its wealth management strategy. This ownership interest accounted for the additional fee income during the first quarter of 2004.

         In addition, the increase in fee income in the first quarter of 2004 was due to income of $479,000 from the investment in Bank-Owned Life Insurance
(BOLI). In late January 2004, the Corporation insured the lives of certain senior managers of WSFS under a BOLI program through MetLife. In addition to providing economic protection in the event of the loss of key managers, the BOLI investment provides the opportunity for better long-term investment yields. These yields are enhanced by the tax-free build up of value and the tax-free returns upon the ultimate distribution of proceeds, both provided for in the Internal Revenue Code. Income from this long-term illiquid investment is shown as noninterest income in accordance with Generally Accepted Accounting Principles of the United States of America. This investment had the incremental accounting impact of reducing net interest income and the net interest margin, but enhancing fee income and reducing the effective tax rate from what they otherwise would be.

         The increase in fee income was also due to a $491,000 increase in credit/debit card and ATM income and a $430,000 increase in service charges on core deposit accounts during the first quarter of 2004 compared to the first quarter of 2003. These increases were the result of higher ATM card usage combined with the expansion of ATM activity and the result of underlying growth in core deposit volumes.

Noninterest Expense

         Noninterest expenses for the quarter ended March 31, 2004 were $13.2 million, or $268,000 above the $13.0 million for the same period of 2003. Included in the first quarter 2004 results were $500,000 in operating expenses related to Montchanin Capital Management, Inc. The results for the first quarter of 2003 included $1.3 million of expenses recorded in connection with the sale of WF, the Corporation's sub-prime mortgage banking subsidiary and $267,000 of expenses related to the Corporation's Technology, Organizational and Process Simplification Plan (TOPS). Excluding the above mentioned items, operating expenses increased $1.4 million, primarily in salaries, benefits and other compensation. This increase was a direct result of commercial loan growth and the Corporation's branch expansion efforts.

Income Taxes

         The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS No. 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." During the first quarter of 2004, the Corporation recorded a provision for income taxes from continuing operations of $3.3 million compared to $2.2 million for the same period in 2003. The effective tax rates from continuing operations for the first quarter of 2004 and 2003 were both approximately 35%.

         The effective tax rates reflect the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, Bank-Owned Life Insurance (BOLI) income in 2004 and from a fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan, along with a provision for state income tax expense.

         The  Corporation  analyzes  its  projections  of  taxable  income on an
ongoing  basis  and  makes   adjustments  to  its  provision  for  income  taxes
accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result the adoption of FIN 46(R), the Corporation deconsolidated WSFS Capital Trust I in the first quarter of 2004. The result was an increase in the trust preferred borrowings of $1.5 million.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
           The Company is not engaged in any legal proceedings of a material nature at March 31, 2004. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.    Changes  in  Securities,  Uses  of  Proceeds  and Issuer Purchases of
           ---------------------------------------------------------------------
           Equity Securities
           -----------------

The following table lists purchases of Treasury Stock during the first quarter of 2004.

                                                                                      Total Number of     Maximum Number
                                                     Total Number       Average      Shares Purchased     of Shares that May
                                                        of Shares      Price Paid   as Part of Publicly   Yet Be Purchased
                                                       Purchased       per Share      Announced Plans      Under the Plan
                                                       ---------       ---------      ---------------      -------------

           January 1, to January 31, 2004                      -             -                  -               427,841

           February 1, to February 29, 2004                    -             -                  -               427,841

           March 1, to March 31, 2004                     25,000        $51.47             25,000               402,841
                                                          ------        ------
           Total for the quarter ended March 31, 2004     25,000        $51.47

           On August 7, 2003 the Board of Directors approved an authorization to repurchase 10% of the Company's outstanding shares, or 748,841 shares.

           There is no expiration date under the current Plan.

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

               (1) On January 16, 2004, the Registrant filed a report on Form 8-K pursuant to item 5 to report that WSFS Financial
                    Corporation's position in connection with a Demand for Arbitration filed against Wilmington Savings Fund Society, FSB, the Company's wholly-owned subsidiary, by American Homestead Mortgage Corp., was affirmed.

               (2) On January 21, 2004, the Registrant filed a report on Form 8-K pursuant to items 7 and 12 to report earnings for the quarter ended December 31, 2003.

     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WSFS FINANCIAL CORPORATION





Date:  May 10, 2004        /s/              MARVIN N. SCHOENHALS
                           ---------------------------------------------------
                                            Marvin N. Schoenhals
                                           Chairman and President






Date:  May 10, 2004        /s/               MARK A. TURNER
                           ---------------------------------------------------
                                             Mark A. Turner
                           Chief Operating Officer and Chief Financial Officer