Form 10-Q
period 2004-06-30
WSFS FINANCIAL CORP
filed 2004-08-06
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2004
                               -------------------------------------------------

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
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2).  YES  X   NO
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 2004:

Common Stock, par value $.01 per share                  7,015,955
--------------------------------------              --------------------
                      (Title of Class)              (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                                             Page
                                                                                                             ----
Item 1.  Financial Statements

           Consolidated Statement of Operations for the Three and Six Months
           Ended June 30, 2004 and 2003 (Unaudited)...........................................                 3

           Consolidated Statement of Condition as of June 30, 2004
           (Unaudited) and December 31, 2003..................................................                 5

           Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 2004 and 2003 (Unaudited).................................................                 6

           Notes to the Consolidated Financial Statements for the Three and Six
           Months Ended June 30, 2004 and 2003 (Unaudited)....................................                 8

Item 2.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations..........................................................                17
           -------------------------

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................              28
           ----------------------------------------------------------

Item 4.    Controls and Procedures ...........................................................                28
           ------------------------


                           PART II. Other Information


Item 1.  Legal Proceedings....................................................................                28
         -----------------

Item 2.  Changes in Securities, Uses of Proceed and Issuer Purchases of Equity Securities.....                28
         --------------------------------------------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................                29
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................                29
         ---------------------------------------------------

Item 5.  Other Information ...................................................................                29
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.....................................................                29
         --------------------------------

Signatures ....................................................................................               30

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...........               31

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...........                33


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Three months ended    Six months ended
                                                                  June 30,            June 30,
                                                             -----------------   -----------------
                                                               2004      2003      2004      2003
                                                             -------   -------   -------   -------
                                                                           (Unaudited)
                                                                          (In Thousands)
Interest income:
     Interest and fees on loans ..........................   $18,222   $17,915   $36,322   $35,777
     Interest on mortgage-backed securities ..............     4,689     4,065     9,416     7,547
     Interest and dividends on investment securities .....     1,219       255     2,348       429
     Other interest income ...............................       152       235       358       624
                                                             -------   -------   -------   -------
                                                              24,282    22,470    48,444    44,377
                                                             -------   -------   -------   -------
Interest expense:
     Interest on deposits ................................     1,832     2,112     3,625     4,591
     Interest on Federal Home Loan Bank advances .........     5,886     4,945    11,441     9,426
     Interest on federal funds purchased and securities
       sold under agreements to repurchase ...............       413       225       813       365
     Interest on trust preferred borrowings ..............       503       493       999       989
     Interest on other borrowings ........................        40        92        78       188
                                                             -------   -------   -------   -------
                                                               8,674     7,867    16,956    15,559
                                                             -------   -------   -------   -------
Net interest income ......................................    15,608    14,603    31,488    28,818
Provision for loan losses ................................       687       725     1,374     1,500
                                                             -------   -------   -------   -------
Net interest income after provision for loan losses ......    14,921    13,878    30,114    27,318
                                                             -------   -------   -------   -------

Noninterest income:
     Loan servicing fee income ...........................       627       757     1,158     1,429
     Deposit service charges .............................     2,366     2,369     4,701     4,274
     Credit/debit card and ATM income ....................     2,976     2,529     5,640     4,702
     Securities gains ....................................         2       189       224       189
     Gains on sales of loans .............................       294       757       367     1,161
     Bank owned life insurance income ....................       626         -     1,105         -
     Investment advisory income ..........................       549         -     1,087         -
     Other income ........................................       780       699     1,496     1,355
                                                             -------   -------   -------   -------
                                                               8,220     7,300    15,778    13,110
                                                             -------   -------   -------   -------
Noninterest expenses:
     Salaries, benefits and other compensation ...........     7,406     6,767    15,049    13,586
     Equipment expense ...................................       925       923     1,790     1,856
     Data processing and operations expenses .............       837       690     1,599     1,367
     Occupancy expense ...................................     1,122       984     2,271     1,972
     Marketing expense ...................................       541       414     1,061       821
     Professional fees ...................................       309       864       831     1,365
     Other operating expense .............................     2,049     1,717     3,826     4,362
                                                             -------   -------   -------   -------
                                                              13,189    12,359    26,427    25,329
                                                             -------   -------   -------   -------
Income from continuing operations before minority interest
   and taxes .............................................     9,952     8,819    19,465    15,099
Less minority interest ...................................        47         -        92         -
                                                             -------   -------   -------   -------
Income from continuing operations before taxes ...........     9,905     8,819    19,373    15,099
Income tax provision .....................................     3,638     3,183     6,924     5,382
                                                             -------   -------   -------   -------
Income from continuing operations ........................     6,267     5,636    12,449     9,717
Gain on sale of businesses held-for-sale, net of taxes ...         -       208         -    41,389
                                                             -------   -------   -------   -------
Net income ...............................................   $ 6,267   $ 5,844   $12,449   $51,106
                                                             =======   =======   =======   =======

                                       3

                                                        (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

                                                                Three months ended     Six months ended
                                                                     June 30,               June 30,
                                                                -------------------    ------------------
                                                                  2004       2003       2004       2003
                                                                --------   --------    -------   --------
                                                                               (Unaudited)
Earnings per share:
  Basic:
     Income from continuing operations .......................       $   0.87   $   0.73    $  1.71   $   1.21
     Gain on sale of businesses held-for-sale, net of taxes...              -       0.02          -       5.13
                                                                     --------   --------    -------   --------
     Net income ..............................................       $   0.87   $   0.75    $  1.71   $   6.34
                                                                     ========   ========    =======   ========

  Diluted:
     Income from continuing operations .......................       $   0.82   $   0.69   $   1.62   $   1.14
     Gain on sale of businesses held-for-sale, net of taxes...              -       0.02          -       4.87
                                                                     --------   --------    -------   --------

     Net income ..............................................       $   0.82   $   0.71   $   1.62   $   6.01
                                                                     ========   ========   ========   ========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                   June 30,     December 31,
                                                                                     2004           2003
                                                                                 -----------    -----------
                                                                                        (Unaudited)
                                                                                      (In Thousands)
Assets
Cash and due from banks ......................................................   $    55,979    $    46,709
Cash in non-owned ATMs .......................................................       123,777        113,711
Federal funds sold ...........................................................        15,000              -
Interest-bearing deposits in other banks .....................................           761          1,095
Investment securities held-to-maturity .......................................         7,759         10,410
Investment securities available-for-sale .....................................       114,305        106,078
Mortgage-backed securities held-to-maturity ..................................            14          1,814
Mortgage-backed securities available-for-sale ................................       515,529        517,211
Mortgage-backed securities trading ...........................................        11,769         11,527
Loans held-for-sale ..........................................................         1,064          1,458
Loans, net of allowance for loan losses of $23,139 at June 30, 2004
  and $22,386 at December 31, 2003 ...........................................     1,403,224      1,303,419
Bank owned life insurance ....................................................        51,105              -
Stock in Federal Home Loan Bank of Pittsburgh, at cost .......................        46,958         43,676
Assets acquired through foreclosure ..........................................           175            301
Premises and equipment .......................................................        14,527         13,345
Accrued interest receivable and other assets .................................        34,363         26,849
Loans, operating leases and other assets of discontinued operations ..........         3,645          9,474
                                                                                 -----------    -----------

Total assets .................................................................   $ 2,399,954    $ 2,207,077
                                                                                 ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ...............................................   $   229,842    $   215,819
    Money market and interest-bearing demand .................................       136,042        118,151
    Savings ..................................................................       323,128        316,976
    Time .....................................................................       176,697        192,037
    Jumbo certificates of deposit - retail ...................................        48,852         40,076
                                                                                 -----------    -----------
      Total retail deposits ..................................................       914,561        883,059
    Jumbo certificates of deposit - non-retail ...............................        45,300         40,274
    Brokered certificates of deposit .........................................        74,974              -
                                                                                 -----------    -----------
        Total deposits .......................................................     1,034,835        923,333

Federal funds purchased and securities sold under agreements to repurchase ...       156,640        148,381
Federal Home Loan Bank advances ..............................................       930,181        843,296
Trust preferred borrowings ...................................................        51,547         50,000
Other borrowed funds .........................................................        33,417         39,381
Accrued expenses and other liabilities .......................................        15,373         14,648
                                                                                 -----------    -----------
Total liabilities ............................................................     2,221,993      2,019,039
                                                                                 -----------    -----------

Minority Interest ............................................................           237             46

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ...................................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,143,409 at June 30, 2004 and 15,080,162 at December 31, 2003 ..........           151            151
Capital in excess of par value ...............................................        66,379         64,738
Accumulated other comprehensive loss .........................................        (7,401)        (1,748)
Retained earnings ............................................................       280,450        268,797
Treasury stock at cost, 8,127,769 shares at June 30, 2004 and 7,758,869
    shares at December 31, 2003 ..............................................      (161,855)      (143,946)
                                                                                 -----------    -----------
Total stockholders' equity ...................................................       177,724        187,992
                                                                                 -----------    -----------
Total liabilities, minority interest and stockholders' equity ................   $ 2,399,954    $ 2,207,077
                                                                                 ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Six months ended June 30,
                                                                                -------------------------
                                                                                  2004           2003
                                                                               -----------    -----------
                                                                                        (Unaudited)
                                                                                       (In Thousands)
Operating activities:
Net income .................................................................   $    12,449    $    51,106
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
    Provision for loan losses ..............................................         1,374          1,500
    Depreciation, accretion and amortization ...............................         3,448          5,430
    Increase in accrued interest receivable and other assets ...............        (1,593)       (12,153)
    Origination of loans held-for-sale .....................................       (18,922)       (32,665)
    Proceeds from sales of loans held-for-sale .............................        18,070         31,145
    Gain on sale of loans held-for-sale ....................................          (106)          (752)
    Gain on sale of loans ..................................................          (261)          (414)
    Gain on sale of investments ............................................          (224)             -
    Minority interest in net income ........................................            92              -
    Increase (decrease) in accrued interest payable and other liabilities ..           725         (7,177)
    Gain on businesses held-for-sale .......................................             -        (65,073)
    Gain on assets acquired through foreclosure ............................           (39)             -
    Increase in capitalized interest, net ..................................        (2,053)          (138)
                                                                                ----------    -----------
Net cash provided by (used for) operating activities .......................        12,960        (29,191)
                                                                                ----------    -----------

Investing activities:
Net decrease in interest-bearing deposits in other banks ...................           334          6,796
Maturities of investment securities ........................................         2,585            105
Sale of investment securities available-for-sale ...........................             -         10,957
Purchase of investments available for sale .................................        (9,930)        (2,031)
Sales of mortgage-backed securities available-for-sale .....................        31,346         12,929
Repayments of mortgage-backed securities held-to-maturity ..................         1,804         16,972
Repayments of mortgage-backed securities available-for-sale ................        99,481        140,309
Purchases of mortgage-backed securities available-for-sale .................      (138,097)      (558,211)
Repayments of reverse mortgages ............................................         1,238          1,099
Disbursements for reverse mortgages ........................................          (257)          (461)
Purchase of Cypress Capital Management LLC .................................        (1,122)             -
Sale of loans ..............................................................        12,250         15,867
Purchase of loans ..........................................................        (7,449)        (6,678)
Purchase of bank owned life insurance ......................................       (50,000)             -
Sale of businesses held-for-sale ...........................................             -        128,667
Net increase in loans ......................................................      (104,654)      (132,181)
Net increase in stock of Federal Home Loan Bank of Pittsburgh ..............        (3,282)       (17,784)
Sales of assets acquired through foreclosure, net ..........................           406            356
Premises and equipment, net ................................................        (2,688)          (682)
                                                                                ----------    -----------
Net cash used for investing activities .....................................      (168,035)      (383,971)
                                                                                ----------    -----------

Financing activities:
Net increase in demand and savings deposits ................................        32,102         47,019
Net increase (decrease) in time deposits ...................................        73,309        (38,325)
Receipts from FHLB borrowings ..............................................     2,942,600      1,607,503
Repayments of FHLB borrowings ..............................................    (2,855,715)    (1,267,594)
Receipts from reverse repurchase agreements ................................     1,459,938        339,444
Repayments of reverse repurchase agreements ................................    (1,451,679)      (365,369)
Net increase in federal funds purchased ....................................             -         50,000
Dividends paid on common stock .............................................          (804)          (825)
Issuance of common stock and exercise of employee stock options ............         1,641            612
Purchase of treasury stock, net of reissuance ..............................       (17,909)       (36,609)
Minority interest ..........................................................            99        (12,845)
                                                                                ----------    -----------
Net cash provided by financing activities ..................................       183,582        323,011
                                                                                ----------    -----------

Increase (decrease) in cash and cash equivalents from continuing operations         28,507        (90,151)
Change in net assets from discontinued operations ..........................         5,829         23,830
Cash and cash equivalents at beginning of period ...........................       160,420        226,303
                                                                                ----------    -----------
Cash and cash equivalents at end of period .................................    $  194,756    $   159,982
                                                                                ==========    ===========

                                                        (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                                                         Six months ended June 30,
                                                                                         -------------------------
                                                                                            2004          2003
                                                                                          --------       --------
                                                                                               (Unaudited)
                                                                                              (In Thousands)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest .....................................................              $ 15,410       $ 14,125
Cash paid for income taxes, net.............................................                 5,053         47,622
Loans transferred to assets acquired through foreclosure ...................                   240            350
Net change in other comprehensive income....................................                 5,653           (981)
Transfer of loans held-for-sale to loans....................................                 1,352            397
Deconsolidation of WSFS Capital Trust I ....................................                 1,547              -

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The consolidated Financial Statements include the accounts of the parent company (WSFS Financial Corporation), Wilmington Savings Fund Society, FSB (Bank or WSFS) and Montchanin Capital Management, Inc. (Montchanin). WSFS Financial Corporation (Company or Corporation) also has one unconsolidated affiliate, WSFS Capital Trust I (the Trust). WSFS was founded in 1832 and is one of the oldest financial institutions in the country. WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC). WSFS serves customers primarily from its main office and 23 retail banking offices, located in Delaware and southeastern Pennsylvania. Montchanin was formed in late 2003 to provide asset management services in the Corporation's primary market area. The Trust was formed in 1998 to sell Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation.

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

Valuation of Stock Option Grants

         At June 30, 2004, the Corporation had two stock-based employee compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provision of the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                              For the three months       For the six months
                                                                                 ended June 30,           ended  June 30,
                                                                              ---------------------    ---------------------
                                                                                 2004       2003          2004        2003
                                                                              ---------   ---------   ----------   ---------
                                                                                   (In Thousands, Except Per Share Data)
Income from continuing operations, as reported ............................   $   6,267   $   5,636   $   12,449   $   9,717
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related
          tax effects .....................................................         146         169          307         353
                                                                              ---------   ---------   ----------   ---------
   Pro forma income from continuing operations ............................   $   6,121   $   5,467   $   12,142   $   9,364

Earnings per share:
Basic:
------
Income from continuing operations, as reported ............................   $    0.87   $    0.73   $     1.71   $    1.21
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................        0.02        0.03         0.04        0.05
                                                                              ---------   ---------   ----------   ---------
Pro forma income from continuing operations ...............................   $    0.85   $    0.70   $     1.67   $    1.16
                                                                              =========   =========   ==========   =========
Diluted:
--------
Income from continuing operations, as reported ............................   $    0.82   $    0.69   $     1.62        1.14
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards,
          net of related tax effects ......................................        0.02        0.02         0.04        0.04
                                                                              ---------   ---------   ----------   ---------
Pro forma income from continuing operations ...............................   $    0.80   $    0.67   $     1.58   $    1.10
                                                                              =========   =========   ==========   =========

2.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                         For the three months     For the six months
                                                                            ended June 30,           ended June 30,
                                                                          ------------------     ---------------------
                                                                           2004        2003        2004         2003
                                                                          ------      ------     -------      --------
                                                                              (In Thousands, Except Per Share Data)
Numerator:
----------
Income from continuing operations.................................        $6,267      $5,636     $12,449       $ 9,717
Gain on sale of businesses held-for-sale, net of taxes............             -         208           -        41,389
                                                                          ------      ------     -------      --------
Net income .......................................................        $6,267      $5,844     $12,449       $51,106
                                                                          ======      ======     =======       =======
Denominator:
------------
Denominator for basic earnings per share - weighted
  average shares................                                           7,185       7,756       7,273         8,061
Effect of dilutive employee stock options ........................           420         453         431           444
                                                                          ------      ------     -------      --------
Denominator for diluted earnings per share - adjusted
  weighted average shares and assumed exercise ...................         7,605       8,209       7,704         8,505
                                                                          ======      ======     =======       =======
Earnings per share:
-------------------

Basic:
Income from continuing operations.................................        $ 0.87      $ 0.73     $  1.71       $  1.21
Gain on sale of businesses held-for-sale, net of taxes............             -        0.02           -          5.13
                                                                          ------      ------     -------       -------
Net income .......................................................        $ 0.87      $ 0.75     $  1.71       $  6.34
                                                                          ======      ======     =======       =======
Diluted:
Income from continuing operations.................................        $ 0.82      $ 0.69     $  1.62       $  1.14
Gain on sale of businesses held-for-sale, net of taxes............             -        0.02           -          4.87
                                                                          ------      ------     -------       -------

Net income .......................................................        $ 0.82      $ 0.71     $  1.62       $  6.01
                                                                          ======      ======     =======       =======

Outstanding common stock equivalents having no dilutive effect....             3           -           2             -

Discontinued Operations of a Business Segment

         WSFS Financial Corporation discontinued the operations of WCC in 2000. WCC, which had 173 lease contracts and 379 loan contracts at June 30, 2004, no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004.

         In accordance with APB 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Related Interpretations, which was the authoritative literature in 2000, accounting for discontinued operations of a business segment at that time required that the Company forecast operating results over the wind-down period and accrue any expected net losses. The historic results of WCC's operations, the accrual of expected losses to be incurred over the wind-down period, and the future reported results of WCC are required to be treated as Discontinued Operations of a Business Segment, and shown in a summary form separately from the Company's results of continuing operations in reported results of the Corporation.

         As a result, the Corporation has established a reserve to absorb expected future net losses of WCC. Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve is re-evaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. At June 30, 2004, there were approximately $2.2 million of contract residuals outstanding for which management has estimated approximately $371,000 in future losses. Management has inherently provided for these losses through a combination of expected operating results of WCC (excluding residual losses), reserves for residual losses and reserves for discontinued operations.

         The following table presents the operating leases, loans and other non-cash assets of discontinued operations at June 30, 2004 and December 31, 2003:

                                                    At June 30,  At December 31,
                                                        2004             2003
                                                       -----------------------
                                                         (In Thousands)

Vehicles under operating leases, net of reserves ...   $1,891          $6,542
Loans ..............................................    1,239           2,359
Other non-cash assets ..............................      624             573
Less:
    Reserve for losses of discontinued operations...      109               -
                                                       ------          ------
Loans, operating leases and other non-cash assets of
  discontinued operations ..........................   $3,645          $9,474
                                                       ======          ======



         The  following   table  presents  the  net  income  from   discontinued
operations for the three and six months ended June 30, 2004 and 2003:

                                            For the three months           For the six months
                                                ended June 30,                 ended June 30,
                                           --------------------           ----------------------
                                            2004          2003               2004          2003
                                            ----          ----               ----         -----
                                                             (In Thousands)
Interest income ........................   $  39         $ 116              $  93         $ 260
Allocated interest expense (1) .........      47           295                123           695
                                           -----         -----              -----         -----
Net interest expense ...................      (8)         (179)               (30)         (435)
Loan and lease servicing fee income ....     148            74                185           185
Rental income on operating leases, net .     122          (191)               316           (50)
Other income ...........................       -             1                  -             2
                                           -----         -----              -----         -----
  Net revenues .........................     262          (295)               471          (298)
  Noninterest expenses .................      97           185                208           365
                                           -----         -----              -----         -----
Income (loss) before taxes .............     165          (480)               263          (663)
(Credit) charge to reserve for losses on
   discontinued operations .............    (165)          480               (263)          663
Income tax provision ...................       -             -                  -             -
                                           -----         -----              -----         -----
Income from discontinued operations ....   $   -         $   -              $   -         $   -
                                           =====         =====              =====         =====


(1) Allocated interest expense for the six months ended June 30, 2004 and 2003 was based on a direct matched-maturity funding of the non-cash assets of discontinued operations. The average borrowing rates for the three and six months ended June 30, 2004 were 3.79% and 3.85% compared to 3.44% and 3.39% for the respective periods in 2003.

4.   BUSINESSES HELD FOR SALE

         In November 2002, the Corporation completed the sale of CustomerOne Financial Network, Inc. (C1FN) and related interests in its Everbank Division. In connection with that transaction, during the first half of 2003 WSFS recognized an after tax-gain of $117,000 or $0.02 per diluted share.

         In January 2003, WSFS sold its majority-owned subsidiary, Wilmington Finance, Inc. (WF) and recognized an after tax-gain on the sale of $41.3 million or $4.85 per diluted share during the first six months of 2003. The sale included $148.2 million in assets, of which $117.6 were residential mortgage loans held-for-sale.

5.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         The Corporation has an interest-rate cap with a notional amount of $50 million, which limits 3-month LIBOR to 6% for the ten years ending December 1, 2008. The cap is being used to hedge the cash flows on $50 million in trust preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. On July 1, 2002, the inception date of the redesignated hedging relationship, using guidance from the Financial Accounting Standards Board (FASB) for implementation of Statement 133, Accounting for Derivative and Hedging Activities, the fair value of the interest rate cap was $1.6 million. This amount was allocated to the respective multiple "caplets" on a fair value basis. The change in each caplet's respective allocated fair value amount is reclassified out of other comprehensive income and into interest expense when each of the quarterly interest payments is made on the Trust Preferred debt. The redesignation of the cash flow hedge has the effect of providing a more systematic method for amortizing the cost of the cap against earnings. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at June 30, 2004 was $892,000.

         While not meeting the definition of a derivative under SFAS 133, related to its sale of reverse mortgages, in November 2002, the Corporation also received as consideration a series of options to acquire up to 49.9% of Class "O" certificates issued in connection with mortgage-backed security SASCO RM-1 2002. The aggregate exercise price of the series of options is $1.0 million. Because the net present value of the estimated cash flows coming from WSFS' option on the highly illiquid Class "O" certificates is significantly less than the $1.0 million exercise price, WSFS has valued the option at $0 at June 30, 2004. The option will be evaluated quarterly for any changes in the estimated valuation.

         The following depicts the change in fair market value of the Company's derivatives:

                                      2004                                 2003
                      -----------------------------------    ----------------------------------
                          At                        At          At                        At
                      January 1,     Change      June 30,    January 1,    Change      June 30,
                      ----------     ------      --------    ----------    ------      --------
                                                     (In Thousands)
Interest Rate Cap.....$ 1,072(1)     $ (180)    $  892(1)    $ 1,012(1)    $ (126)      $  886(1)


(1)  Included in other comprehensive income, net of taxes.

6.   COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

                                                              For the three months                 For the six months
                                                                 ended June 30,                       ended June 30,
                                                                 --------------                       --------------
                                                              2004              2003              2004               2003
                                                              ----              ----              ----               ----
                                                                                  (In Thousands)
Net income ..........................................     $  6,267            $ 5,844           $ 12,449          $ 51,106

Other Comprehensive Income:

Net unrealized holding (losses) gains on securities
    available-for-sale arising during the period,
    net of taxes.....................................      (10,072)               673             (5,423)             (779)

Net unrealized  holding gains (losses) arising
    during the period on derivatives used for
    cash flow hedge,  net of taxes...................          189                (58)               (86)              (85)

Reclassification adjustment for gains included
    in net income, net of taxes......................           (1)              (117)              (144)             (117)
                                                          ---------           $------           --------          --------

Total comprehensive (loss) income....................     $ (3,617)           $ 6,342           $  6,796          $ 50,125
                                                          =========           =======           ========          ========

7.   TAXES ON INCOME

         The Corporation accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has assessed valuation allowances on the deferred income taxes due to, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.


8.   SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation has two operating segments at June 30, 2004: WSFS and CashConnect, the ATM division of WSFS.

         The WSFS segment provides financial products through its retail banking offices to commercial and retail customers. The CashConnect segment provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers, and service providers in the ATM industry. The balance sheet category "Cash in non-owned ATMs" includes cash in which fee income is earned through bailment arrangements with customers of CashConnect. Bailment arrangements are typically renewed annually.

         Reportable segments are business units that are managed separately and offer different services to distinct customer bases. The Corporation evaluates performance based on pre-tax ordinary income relative to resources used, and allocates resources based on these results. Segment information for the six months ended June 30, 2004 and 2003 follows:

                                                              For the Three Months Ended June 30,
                                            ---------------------------------------------------------------------------
                                                            2004                                  2003
                                            ------------------------------------  -------------------------------------
                                                                           (In Thousands)

                                                  Bank   CashConnect       Total       Bank    CashConnect        Total
                                                  ----   -----------       -----       ----    -----------        -----
External customer revenues:
     Interest income                        $   24,282   $        -   $   24,282   $   22,470   $        -   $   22,470
     Non-interest income                         5,792        2,428        8,220        5,372        1,928        7,300
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total external customer revenues                30,074        2,428       32,502       27,842        1,928       29,770
                                            ----------   ----------   ----------   ----------   ----------   ----------

Intersegment revenues:
     Interest income                               321            -          321          288            -          288
     Non-interest income                           166          189          355          169          193          362
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total Intersegment revenues                        487          189          676          457          193          650
                                            ----------   ----------   ----------   ----------   ----------   ----------

Total revenue                                   30,561        2,617       33,178       28,299        2,121       30,420

External customer expenses:
     Interest expense                            8,674            -        8,674        7,867            -        7,867
     Non-interest expenses                      12,181          948       13,129       11,403          864       12,267
     Other depreciation and amortization           670           77          747          737           80          817
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total external customer expenses                21,525        1,025       22,550       20,007          944       20,951
                                            ----------   ----------   ----------   ----------   ----------   ----------

Intersegment expenses:
     Interest expense                                -          321          321            -          288          288
     Non-interest expenses                         189          166          355          193          169          362
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total Intersegment expenses                        189          487          676          193          457          650
                                            ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                                  21,714        1,512       23,226       20,200        1,401       21,601
                                            ----------   ----------   ----------   ----------   ----------   ----------

Income before taxes and minority interest   $    8,847   $    1,105        9,952   $    8,099   $      720        8,819

Provision for income taxes                                                 3,638                                  3,183
Minority Interest                                                             47                                      -
Gain on sale of business held-for-sale                                         -                                    208
                                                                      ----------                             ----------
Consolidated net income                                               $    6,267                             $    5,844
                                                                      ==========                             ==========

Segment assets                              $2,271,157   $  128,797   $2,399,954   $1,919,398   $   93,779   $2,013,177

Capital expenditures                        $    2,170   $        2   $    2,172   $      265   $       18   $      283


                                                              For the Six Months Ended June 30,
                                          --------------------------------------------------------------------------------
                                                           2004                                   2003
                                          --------------------------------------  ----------------------------------------
                                                                         (In Thousands)

                                                  Bank  CashConnect      Total           Bank  CashConnect      Total
                                                  ----  -----------      -----           ----  -----------      -----
External customer revenues:
     Interest income                        $   48,444   $        -   $   48,444   $   44,377   $        -   $   44,377
     Non-interest income                        11,159        4,619       15,778        9,460        3,650       13,110
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total external customer revenues                59,603        4,619       64,222       53,837        3,650       57,487
                                            ----------   ----------   ----------   ----------   ----------   ----------

Intersegment revenues:
     Interest income                               612            -          612          570            -          570
     Non-interest income                           338          366          704          334          375          709
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total Intersegment revenues                        950          366        1,316          904          375        1,279
                                            ----------   ----------   ----------   ----------   ----------   ----------

Total revenue                                   60,553        4,985       65,538       54,741        4,025       58,766

External customer expenses:
     Interest expense                           16,956            -       16,956       15,559            -       15,559
     Non-interest expenses                      24,738        1,564       26,302       23,642        1,521       25,163
     Other depreciation and amortization         1,345          154        1,499        1,503          163        1,666
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total external customer expenses                43,039        1,718       44,757       40,704        1,684       42,388
                                            ----------   ----------   ----------   ----------   ----------   ----------

Intersegment expenses:
     Interest expense                                -          612          612            -          570          570
     Non-interest expenses                         366          338          704          375          334          709
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total Intersegment expenses                        366          950        1,316          375          904        1,279
                                            ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                                  43,405        2,668       46,073       41,079        2,588       43,667
                                            ----------   ----------   ----------   ----------   ----------   ----------

Income before taxes and minority interest   $   17,148   $    2,317       19,465   $   13,662   $    1,437   $   15,099

Provision for income taxes                                                 6,924                                  5,382
Minority Interest                                                             92                                      -
Gain on sale of business held-for-sale                                         -                                 41,389
                                                                      ----------                             ----------
Consolidated net income                                               $   12,449                             $   51,106
                                                                      ==========                             ==========

Segment assets                              $2,271,157   $  128,797   $2,399,954   $1,919,398   $   93,779   $2,013,177

Capital expenditures                        $    2,557   $      149   $    2,706   $      627   $       43   $      670


9.   INDEMNIFICATIONS

         Secondary Market Loan Sales. In the normal course of business, WSFS and its subsidiaries sell loans in the secondary market. As is customary in such sales, WSFS provides indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by WSFS. In most cases repurchases and losses are rare, and no provision is made for losses at the time of sale.

         Sale of C1FN/Everbank Segment. On November 5, 2002, the C1FN/Everbank segment of WSFS was sold by WSFS and other shareholders of C1FN. In connection with the sale, WSFS provided an indemnification to the buyer for damages, if any, that may result from C1FN shareholders bringing claims against the buyer as a result of the Services Agreement and amendments between WSFS and C1FN over the life of those arrangements. This indemnification extends for two years from the sale date and is capped at approximately $8.2 million. WSFS is not aware of any claims under this indemnification, and management of WSFS believes the likelihood of any payments under this indemnification is very remote. As a result, no provision for loss has been made in WSFS' financial statements at June 30, 2004.

         Sale of Wilmington Finance, Inc. On January 2, 2003, WSFS completed the sale of its majority-owned subsidiary, Wilmington Finance, Inc. (WF). As is customary in the sale of a privately-held business, certain indemnifications were provided by WSFS and the other shareholders of WF to the buyer.

         Remaining indemnifications provided by the sellers, fall into three separate categories. These include: (1) indemnification for sellers' ownership, which indemnification extends indefinitely and is uncapped in amount; (2) indemnification for tax, environmental, and benefit plan related issues, all of which indemnifications extend for their respective statute of limitations and are uncapped in amount; and (3) protection to the buyer in the event of successful third-party claims that result from the operation of the business prior to the sale date (third-party claims indemnification). The remaining third-party claims indemnification includes a dollar limit of $32 million from months 19 through 30 from the sale date. Buyer must exhaust any related reserves provided in the closing balance sheet and incur $2 million of damages before an initial dollar claim may be made against the sellers for any third-party claims indemnification. Dollar liability is uncapped for the indemnifying party if damages are due to willful misconduct, fraud, or bad faith.

         Generally speaking, WSFS is proportionately liable for its ownership share of WF (which was 65%, after the exercise of its warrant just prior to sale) of the related successful claims under indemnification provisions, except that, in order to facilitate the sale, WSFS agreed to assume a portion of the management shareholders' indemnification obligations.

         WSFS is not aware of any claims to date, or any potential future claims made under the WF indemnification provisions that could result in payment. As a result, no provision for loss has been made in WSFS' financial statements at June 30, 2004.

         There  can  be  no  assurances   that  payments,   if  any,  under  all
indemnifications provided by the Corporation will not be material or exceed any reserves that the Company may have established for such contingencies.

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

         The following disclosures are in accordance with SFAS 132 (Revised) and were measured at January 1, 2004:

Components of net periodic benefit cost:

                                                       Three months ended June 30,          Six months ended June 30,
                                                       ---------------------------          -------------------------
                                                           2004           2003               2004              2003
                                                           ----           ----               ----              ----
   Service cost .....................................     $    24         $    19            $   48           $    38
   Interest cost.....................................          31              30                62                60
   Amortization of transition obligation ............          15              15                30                30
   Net loss recognition..............................           5               3                10                 6
                                                          --------        -------            ------           -------
                    Net periodic benefit cost .......     $    75         $    67            $  150           $   134
                                                          ========        =======            ======           =======

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

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. At June 30, 2004 WSFS conducted operations from, among other locations, its main office, two operations centers and 23 retail banking offices located in Delaware and southeastern Pennsylvania.

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

         WCC, which discontinued operations in 2000, had 173 lease contracts and 379 loan contracts at June 30, 2004. WCC no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004. For a detailed discussion, see Note 3 to the Financial Statements.

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

         CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions effecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, investment in reverse mortgages and reverse mortgage bonds, the reserve for discontinued operations, contingencies (including indemnifications), and deferred taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         Investment in Reverse Mortgages and Reverse Mortgage Bonds

         The Corporation accounts for its investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of revere mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, because of this quasi-market-value based accounting, the recorded value of reverse mortgage assets include significant risk associated with estimations and income recognition can vary significantly from reporting period to reporting period.

         The Corporation owns $11.8 million of SASCO RM-1 2002 securities, including accrued interest, classified as "trading." These floating rate notes represent the BBB traunche of the reverse mortgage securitization underwritten by Lehman Brothers and carry a coupon rate of one-month LIBOR plus 300 basis points. At the time of the acquisition of these securities, it was the Corporation's intent to sell these securities in the near term. Therefore, based on rules promulgated under Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, the securities were classified as "trading." An active market for these securities has not developed since the issuance, but it continues to be the intent of the Corporation to sell these securities if and when an active market develops. Since there is no active market for these securities, the Corporation has used the guidance under SFAS 115 to provide a reasonable estimate of fair value. The Corporation utilized matrix pricing and a fundamental analysis of the actual cash flows of the underlying reverse mortgages to estimate a reasonable fair value as of June 30, 2004. The Corporation also obtained a fair value estimate from an independent securities dealer.

         Reserve for Discontinued Operations

         The Corporation discontinued the operations of WCC in 2000. In accordance with Accounting Principles Board (APB) 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Related Interpretations, which was the authoritative literature in 2000, accounting for discontinued operations of a business segment required that the Company forecast operating results over the wind-down period and accrue any expected net losses. As a result, the Corporation has established a reserve to absorb expected future net losses of WCC. Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve is re-evaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations.

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

         Deferred Taxes

         The Corporation accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has assessed the Company's valuation allowances on deferred income taxes resulting from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.

         FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

         Financial Condition

Total assets increased $192.9 million during the first six months of 2004 to $2.4 billion at June 30, 2004. During the first six months of 2004 loans grew $99.8 million to $1.4 billion reflecting the continued strong growth in commercial and commercial real estate loans, which amounted to $92.5 million. Consumer loans grew by $21.6 million during the same period. These increases were partially offset by a decrease of $13.5 million in residential real estate loans. During the first quarter of 2004, the company purchased $50.0 million in Bank-Owned Life Insurance (BOLI). This purchase enabled the Company to insure the lives of certain senior managers. In addition to providing economic protection in the event of the loss of key managers, the BOLI investment provides for the possibility of better long-term investment yields, enhanced by tax-free build up of value and tax free returns upon ultimate distribution of proceeds, both provided for in the Internal Revenue Code. The initial premium of $50.0 million was funded through the liquidation of mortgage-backed securities (MBS). MBS, inclusive of the $50.0 million liquidation, only decreased by $3.2 million during the first six months of 2004. Also, federal funds sold and investments increased by $20.2 million. Finally, cash in non-owned ATMs increased $10.1 million due to increased volume in the CashConnect segment. Loans, operating leases and other assets of discontinued operations decreased $5.8 million, due to a continued run-off in the WCC loan and lease portfolios.

         Total liabilities increased $203.0 million between December 31, 2003 and June 30, 2004, to $2.2 billion. This increase was due to a need to fund asset growth, and was led by a $111.5 million increase in deposits. This included a $75.0 million increase in brokered certificates of deposit, a $31.5 million increase in retail deposits and a $5.0 million increase in non-retail deposits. In addition, there was a $86.9 million increase in Federal Home Loan Bank (FHLB) advances, primarily used to fund loan growth. Finally, the Corporation deconsolidated its trust preferred borrowings in the first quarter of 2004 as a result of the implementation of SFAS Interpretation No. 46(R), Consolidation of Variable Interest Entities, which resulted in an increase to trust preferred borrowings of $1.5 million.

         Capital Resources

         Stockholders' equity decreased $10.3 million between December 31, 2003 and June 30, 2004. This decrease was mainly due to the purchase of 373,900 shares of treasury stock for $18.0 million ($48.15 per share average). At June 30, 2004, the Corporation held 8,127,769 shares of its common stock in its treasury at a cost of $161.9 million. In addition, other comprehensive income decreased $5.7 million during the first six months of 2004 due in part, to a decline in the fair value of mortgage-backed securities available-for-sale. Also, the Corporation declared cash dividends' totaling $802,000 during the six months ended June 30, 2004. These decreases were partially offset by net income of $12.4 million and an increase of $1.6 million from the exercise of stock options and recognition of the related tax benefit.

         Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of June 30, 2004 (dollars in thousands):

                                                                                                      To be Well-Capitalized
                                                    Consolidated               For Capital            Under Prompt Corrective
                                                    Bank Capital            Adequacy Purposes            Action Provisions
                                             -------------------------  ------------------------     ------------------------
                                                               % of                      % of                      % of
                                               Amount          Assets      Amount        Assets        Amount      Assets
                                               ------          ------      ------        ------        ------      ------
Total Capital
  (to Risk-Weighted Assets) ........         $241,355          15.80%    $122,189         8.00%      $152,736      10.00%
Core Capital (to Adjusted
  Total Assets).....................          228,127           9.49       96,184         4.00        120,230       5.00
Tangible Capital (to Tangible
  Assets) ..........................          228,127           9.49       36,069         1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          228,127          14.94       61,094         4.00         91,641       6.00

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 2004 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

    Liquidity

         In accordance with Thrift Bulletin 77, the OTS requires institutions, such as WSFS, to maintain adequate liquidity to assure safe and sound operation. WSFS' liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 7.8% at June 30, 2004, compared to 6.1% at December 31, 2003. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Corporation's primary funding sources are operating earnings, deposits, repayments of loans and investment securities, sales of loans and borrowings. In addition, the Corporation's liquidity requirements can be satisfied through the use of its borrowing capacity from the FHLB of Pittsburgh and other sources, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

NONPERFORMING ASSETS

         The following table sets forth the Corporation's nonperforming assets and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                       June 30,     December 31,
                                                        2004            2003
                                                       ------          ------
                                                           (In Thousands)

Nonaccruing loans:
     Commercial ....................................   $1,299           $1,549
     Consumer ......................................      292              240
     Commercial mortgage ...........................      994              941
     Residential mortgage ..........................    2,587            2,513
     Construction ..................................        -                -
                                                       ------           ------

Total nonaccruing loans ............................    5,172            5,243
Assets acquired through foreclosure ................      175              301
                                                       ------           ------

Total nonperforming assets .........................   $5,347           $5,544
                                                       ======           ======

Past due loans:
     Residential mortgages .........................   $  273           $  915
     Commercial and commercial mortgages ...........        -              129
     Consumer ......................................       28              148
                                                       ------           ------

Total past due loans ...............................   $  301           $1,192
                                                       ======           ======

Ratios:
     Nonaccruing loans to total loans (1) ..........     0.36%            0.40%
     Allowance for loan losses to gross loans (1)...     1.62%            1.69%
     Nonperforming assets to total assets ..........     0.22%            0.25%
     Loan loss allowance to nonaccruing loans (2)...      425%             422%
     Loan and foreclosed asset allowance to total...
       nonperforming assets (2) ....................      411%             399%

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

         Nonperforming assets decreased $197,000 between December 31, 2003 and June 30, 2004. The decrease resulted primarily from a $250,000 decrease in nonaccruing commercial loans and a $126,000 decrease in assets acquired through foreclosure, partially offset by increases in consumer, commercial mortgage, and residential mortgages. An analysis of the change in the balance of nonperforming assets is presented below:

                                                    For the Six
                                                     Months Ended      For the Year Ended
                                                   June 30, 2004       December 31, 2003
                                                   -------------       ------------------
                                                            (In Thousands)
Beginning balance................................      $    5,544           $   7,433
     Additions ..................................           3,243               7,299
     Collections.................................          (2,486)             (6,992)
     Transfers to accrual/restructured status....            (600)               (945)
     Charge-offs / write-downs, net..............            (354)             (1,251)
                                                       ----------           ---------

Ending balance...................................      $    5,347           $   5,544
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At June 30, 2004, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitive gap) by $118.1 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 89% at June 30, 2004 compared to 83% at December 31, 2003. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -4.92% at June 30, 2004 from -7.95% at December 31, 2003. The change in sensitivity since December 31, 2003 is the result of the current interest rate environment and the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows from discontinued operations as well as the interest rate-sensitive funding for these assets.

         Market risk is the risk of loss from adverse changes in the market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at June 30, 2004 and 2003, calculated in compliance with Thrift Bulletin No. 13a:

                                              At June 30,
                 -------------------------------------------------------------------
                             2004                                2003
                 ---------------------------------   -------------------------------
    Change in     % Change in                         % Change in
 Interest Rate     Net Interest    Net Portfolio      Net Interest   Net Portfolio
(Basis Points)      Margin (1)     Value Ratio (2)     Margin (1)    Value Ratio (2)
-------------     -------------    ---------------    ------------   ---------------

     +300               -5%             7.98%              -5%            10.03%
     +200               -3%             8.26%              -3%            10.25%
     +100               -1%             8.42%              -1%            10.43%
        0                0%             8.50%               0%            10.50%
     -100               -2%             8.39%              -2%            10.10%
     -200 (3)          -11%             8.29%              -7%            10.09%
     -300 (3)          -20%             8.44%             -18%            11.03%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points are not deemed meaningful at June 30, 2004 and 2003 given the historically low absolute level of interest rates at those times.


COMPARISON FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Results of Operations

         The Corporation recorded net income of $6.3 million or $0.82 per diluted share for the second quarter of 2004. This compares to $5.8 million or $0.71 per diluted share for the same quarter last year. Income from continuing operations was $6.3 million, or $0.82 per diluted share for the second quarter of 2004. This compares to $5.6 million or $0.69 per diluted share for the same quarter last year.

         Net income for the six months ended June 30, 2004 was $12.4 million or $1.62 per diluted share. This compares to $51.1 million or $6.01 per diluted share for the comparable period last year. The results for the six months ended June 30, 2003 include a $41.3 million or $4.85 per diluted share gain on the sale of the Corporation's sub-prime mortgage banking subsidiary, WF and a $117,000 or $0.02 per diluted share gain on the sale of the Corporation's subsidiary engaged in Internet and branchless banking, CustomerOne Financial Network, Inc and related interests in its Everbank Division. Income from continuing operations was $12.4 million or $1.62 per diluted share for the six months ended June 30, 2004. Excluding gains on the sale of businesses, income from continuing operations for the six months ended June 30, 2003 was $9.7 million or $1.14 per diluted share.

 Net Interest Income

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                      Three Months Ended June 30,
                                              -----------------------------------------------------------------------------
                                                             2004                                       2003
                                              ----------------------------------          ---------------------------------
                                              Average                    Yield/           Average                  Yield/
                                              Balance      Interest     Rate (1)          Balance     Interest     Rate (1)
                                              -------      --------     --------          -------     --------     --------
                                                                        (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans.....     $  406,101    $   5,424       5.34%         $  308,689     $  4,524      5.86%
     Residential real estate loans....        446,039        5,864       5.26             454,115        6,806      5.99
     Commercial loans ................        337,152        3,740       4.72             242,476        3,115      5.54
     Consumer loans...................        201,013        3,163       6.33             185,462        3,394      7.34
                                           ----------    ---------                     ----------     --------
       Total loans....................      1,390,305       18,191       5.31           1,190,742       17,839      6.09
Mortgage-backed securities (4)........        511,379        4,689       3.67             531,584        4,065      3.06
Loans held-for-sale (3)...............          2,423           31       5.12               3,683           76      8.25
Investment securities (4).............        121,179        1,219       4.02              15,165          255      6.73
Other interest-earning assets ........         45,601          152       1.33              41,672          235      2.26
                                           ----------    ---------                     ----------     --------
     Total interest-earning assets....      2,070,887       24,282       4.74           1,782,846       22,470      5.10
                                                         ---------                                    --------
Allowance for loan losses.............        (22,899)                                    (22,096)
Cash and due from banks...............         49,512                                      46,941
Cash in non-owned ATMs................        112,559                                      84,836
Loans, operating leases and other assets of
  discontinued operations.............          5,663                                      29,529
Bank owned life insurance.............         50,691                                           -
Other noninterest-earning assets......         43,027                                      29,050
                                           ----------                                  ----------
     Total assets.....................     $2,309,440                                  $1,951,106
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $  119,732    $      84       0.28%         $  104,959     $     83      0.32%
     Savings..........................        322,682          326       0.41             311,521          448      0.58
     Retail time deposits ............        222,589        1,024       1.85             255,919        1,469      2.30
     Jumbo certificates of deposits ..         45,942          168       1.47              28,688          112      1.57
     Brokered certificates of deposit.         59,841          230       1.55                   -            -         -
                                           ----------    ---------                     ----------     --------
       Total interest-bearing
         deposits.....................        770,786        1,832       0.96             701,087        2,112      1.21
FHLB of Pittsburgh advances...........        869,267        5,933       2.70             677,074        5,240      3.06
Trust preferred borrowings............         51,547          503       3.86              50,000          493      3.90
Other borrowed funds..................        193,678          453       0.94             109,107          317      1.16
Cost of funding discontinued
  operations..........................                         (47)                                       (295)
                                           ----------    ---------                     ----------     --------
     Total interest-bearing
       liabilities....................      1,885,278        8,674       1.84           1,537,268        7,867      2.05
                                                         ---------                                    --------
Noninterest-bearing demand deposits...        221,141                                     185,123
Other noninterest-bearing liabilities.         13,767                                      29,713
Minority interest ....................            213                                          50
Stockholders' equity..................        189,041                                     198,952
                                           ----------                                  ----------
Total liabilities and stockholders'
  equity..............................     $2,309,440                                  $1,951,106
                                           ==========                                  ==========
Excess of interest-earning assets
     over interest-bearing
     liabilities......................     $  185,609                                  $   245,578
                                           ==========                                  ==========
Net interest and dividend income......                   $  15,608                                   $  14,603
                                                         =========                                   =========

Interest rate spread..................                                   2.90%                                      3.05%
                                                                         =====                                      =====

Net interest margin...................                                   3.07%                                      3.34%
                                                                         =====                                      =====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.

                                                                      Six Months Ended June 30,
                                              -----------------------------------------------------------------------------
                                                             2004                                       2003
                                              Average                    Yield/           Average                  Yield/
                                              Balance      Interest     Rate (1)          Balance     Interest     Rate (1)
                                              -------      --------     --------          -------     --------     --------
                                                                        (Dollars in Thousands)

Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ......   $  396,506      $10,636       5.31%         $  299,569      $ 8,874      5.89%
     Residential real estate loans......      449,462       11,988       5.37             445,124       13,774      6.19
     Commercial loans ..................      320,689        7,245       4.82             228,199        6,098      5.80
     Consumer loans.....................      197,591        6,389       6.50             185,265        6,873      7.48
                                           ----------    ---------                     ----------      -------
       Total loans......................    1,364,248       36,258       5.40           1,158,157       35,619      6.25
Mortgage-backed securities (4)..........      504,039        9,416       3.74             435,347        7,547      3.47
Loans held-for-sale (3).................        1,799           64       7.12               4,566          158      6.92
Investment securities (4)...............      117,826        2,348       3.99              19,021        429        4.51
Other interest-earning assets ..........       46,121          358       1.56              60,769          624      2.07
                                           ----------   ----------                     ----------      -------
     Total interest-earning assets......    2,034,033       48,444       4.82           1,677,860       44,377      5.36
                                                          --------                                    --------
Allowance for loan losses...............      (22,766)                                    (21,846)
Cash and due from banks.................       48,238                                      48,014
Cash in non-owned ATMs..................      107,989                                      82,882
Loans, operating leases and other assets of
  discontinued operations...............        7,141                                      35,686
Bank-owned life insurance...............       45,188                                           -
Other noninterest-earning assets........       40,815                                      31,233
                                           ----------                                  ----------
     Total assets.......................   $2,260,638                                  $1,853,829
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand...................   $  116,392      $   152       0.26%         $  103,736      $   187      0.36%
     Savings............................      320,039          655       0.41             305,661          928      0.61
     Retail time deposits ..............      224,309        2,090       1.87             266,090        3,259      2.47
     Jumbo certificates of deposits ....       44,360          319       1.45              25,460          217      1.72
     Brokered certificates of deposit...       5l,330          409       1.60                   -            -         -
                                           ----------      -------                     ----------      -------
       Total interest-bearing deposits..      756,430        3,625       0.96             700,947        4,591      1.32
FHLB of Pittsburgh advances.............      844,490       11,564       2.71             580,280       10,121      3.47
Trust preferred borrowings..............       50,774          999       3.89              50,000          989      3.93
Other borrowed funds....................      190,229          891       0.94              95,268          553      1.16
Cost of funding discontinued operations.                      (123)                             -         (695)
                                           ----------      -------                     ----------      -------
     Total interest-bearing liabilities.    1,841,923       16,956       1.84           1,426,495       15,559      2.18
                                                           -------                                     -------
Noninterest-bearing demand deposits.....      213,472                                     177,736
Other noninterest-bearing liabilities...       13,358                                      38,624
Minority interest ......................          139                                          33
Stockholders' equity....................      191,746                                     210,941
                                           ----------                                  ----------
Total liabilities and stockholders'
  equity................................   $2,260,638                                  $1,853,829
                                           ==========                                  ==========
Excess of interest-earning assets
     over interest-bearing liabilities..   $  192,110                                  $  251,365
                                           ==========                                  ==========
Net interest and dividend income........                   $31,488                                     $28,818
                                                           =======                                     =======

Interest rate spread....................                                 2.98%                                      3.18%
                                                                         =====                                      =====

Net interest margin.....................                                 3.15%                                      3.50%
                                                                         =====                                      =====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.

         Net interest income for the second quarter of 2004 was $15.6 million. This compares to $14.6 million for the same quarter of 2003. This increase in net interest income was due to the growth in commercial and commercial real estate loans, as well as a higher yield on the corporation's MBS portfolio. The net interest margin of 3.07% for the second quarter of 2004 declined from 3.34% for the second quarter of 2003. During the second quarter of 2004, the net interest margin was negatively impacted by, among other things, generally lower rates on loans, as overall portfolio yields continued to trend down, especially with the Bank's robust growth in the current low interest rate environment.

         Net interest income for the six months ended June 30, 2004 was $31.5 million. This compares to $28.8 million for the same quarter of 2003. This increase in net interest income was mainly due to the above-mentioned growth in commercial and commercial real estate loans. The net interest margin of 3.15% for the first six months of 2004 declined from 3.50% reported for the first six months of 2003. The net interest margin for the first six months of 2004 was negatively impacted by the overall loan yields trending down, especially given the recent growth in the portfolio noted above.

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

         Management establishes the loan loss allowance in accordance with U.S. generally accepted accounting principles and the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). It's methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

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

         WSFS' loan officers and risk managers meet quarterly to discuss and review these conditions and risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio management is able to adjust specific and inherent loss estimates based upon the availability of more recent information. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such losses. The Company also gives consideration to the results of these regulatory agency examinations. The provision for loan losses from continuing operations decreased from $1.5 million for the first six months of 2003 to $1.4 million for the first six months of 2004, primarily a result of an overall improvement in credit quality of the Corporation's loan portfolio.

         The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                               Six months ended    Six months ended
                                                                June 30, 2004        June 30, 2003
                                                                -------------        -------------
                                                                    (Dollars in Thousands)

Beginning balance ..........................................       $ 22,386             $ 21,452
Provision for loan losses of continuing operations..........          1,374                1,500
Charge-offs:
     Residential real estate ...............................            188                  197
     Commercial real estate (1) ............................              -                   29
     Commercial.............................................            173                  222
     Consumer ..............................................            462                  454
                                                                   --------             --------
        Total charge-offs...................................            823                  902
                                                                   --------             --------
Recoveries:
     Residential real estate ...............................             25                    -
     Commercial real estate (1) ............................              -                  230
     Commercial ............................................            129                   71
     Consumer...............................................             48                  108
                                                                   --------             --------
        Total recoveries ...................................            202                  409
                                                                   --------             --------

Net charge-offs ............................................            621                  493
                                                                   --------             --------
Ending balance..............................................       $ 23,139             $ 22,459
                                                                   ========             ========

Net charge-offs to average gross loans
  outstanding, net of unearned income (2)...................           0.09%                0.09%
                                                                   ========             ========

(1)  Includes commercial mortgage and construction loans.
(2)  Ratios for the six months ended June 30, 2004 and 2003 are annualized.

Noninterest Income

         Noninterest income for the quarter ended June 30, 2004 was $8.2 million compared to $7.3 million for the second quarter of 2003. This increase was due primarily to fee income of $626,000 from the investment in BOLI. Income from this long-term illiquid investment is reported as noninterest income in accordance with U.S. generally accepted accounting principles. In addition, the increase was due to fee income of $549,000 from Montchanin Capital Management, Inc., for the quarter ended June 30, 2004. This fee income is a direct result of the 60% ownership in Cypress Capital Management. The increase was also due to a $447,000 improvement in credit/debit card and ATM income, $382,000 of which was due to growth in the CashConnect segment, during the second quarter of 2004 compared to the second quarter of 2003. Offsetting these increases was a $463,000 decrease in gains on the sales of loans during the second quarter of 2004 compared to the second quarter of 2003. This decrease resulted primarily from reduced refinancing activity during the second quarter of 2004. In addition, securities gains were $187,000 lower than the comparable quarter of 2003.

        Noninterest income for the six months ended June 30, 2004 was $15.8 million compared to $13.1 million for the same period in 2003. Consistent with the quarterly results, this improvement was primarily due to fee income of $1.1 million from the investment in BOLI. In addition, the increase was due to year to date fee income of $1.1 million from Montchanin Capital Management, Inc. The increase was also due to credit/debt card and ATM income, which increased $938,000, $763,000 of which was due to growth in the CashConnect segment, over the same period in 2003. The remainder of the growth in noninterest income for the six months ended June 30, 2004 was in deposit service charges, which increased $427,000 compared with the same period in 2003. Offsetting these increases was a $794,000 decrease in gains on the sales of loans for the six months ended June 30, 2004 compared to the second quarter of 2003. Consistent with results in the second quarter of 2004, this decrease resulted from reduced refinancing activity during the six months ended June 30, 2004 as compared to the same period in 2003.

Noninterest Expense

         Noninterest expenses for the quarter ended June 30, 2004 were $13.2 million, or $830,000 higher than the $12.4 million reported in the same period of 2003. Included in the second quarter 2004 results were $501,000 in operating expenses related to Montchanin Capital Management, Inc. In addition, salaries, benefits, and other compensation increased $250,000 (excluding Montchanin Capital Management, Inc.) during the second quarter 2004 as compared to the second quarter 2003. This increase was primarily due to normal salary increases and the Company's continued branch expansion efforts during the second quarter 2004.

         Noninterest expenses for the six months ended June 30, 2004 were $26.4 million or $1.1 million higher than the $25.3 million reported in the same period of 2003. Consistent with the quarter, this increase was primarily due to $1.0 million in operating expenses related to Montchanin Capital Management, Inc., during the six months ended June 30, 2004. The results for the six months ended June 30, 2003 included $1.3 million of expenses recorded in connection with the sale of WF, the Corporation's sub-prime mortgage banking subsidiary and $267,000 of expenses related to the Corporation's Technology Organizational and Process Simplification Plan (TOPS). Excluding the above-mentioned items, operating expenses increased $1.6 million, primarily in salaries, benefits and other compensation. This increase was a direct result of normal salary increases and the Company's continued branch expansion efforts.

Income Taxes

         The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes from continuing operations during the three and six months ended June 30, 2004 of $3.6 million and $6.9 million, respectively, compared to an income tax provision from continuing operations of $3.2 million and $5.4 million, for the same periods in 2003. The effective tax rates from continuing operations for the three and six months ended June 30, 2004 were 37% and 36%, respectively, compared to 36% for each of the comparable periods in 2003.

         The effective tax rates reflect the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, BOLI income in 2004, from a fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan and a provision for state income tax expense. The income tax provision for the three months ended June 30, 2004 was increased by $280,000 as a result of additional state taxes WCC is expected to owe due to tax law changes in the State of New Jersey. While the operations of WCC are reflected as discontinued operations, the additional tax provision resulting from the change in tax law has been reflected in income from continuing operations in accordance with SFAS 109.

         The  Corporation  analyzes  its  projections  of  taxable  income on an
ongoing  basis  and  makes   adjustments  to  its  provision  for  income  taxes
accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after June 15, 2004. As a result the adoption of FIN 46(R), the Corporation deconsolidated WSFS Capital Trust I in the first quarter of 2004. The result was an increase in the trust preferred borrowings of $1.5 million.

         In December 2003, the American Institute of Certified Public Accountants Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity. The Corporation will adopt this statement for any pools of loans purchased after December 31, 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          The Company is not engaged in any legal proceedings of a material nature at June 30, 2004. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.   Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity
          ----------------------------------------------------------------------
          Securities
          ----------

          The following table lists purchases of Treasury Stock during the second quarter of 2004.

                                                                                      Total Number of     Maximum Number
                                                     Total Number       Average      Shares Purchased     of Shares that May
                                                        of Shares      Price Paid   as Part of Publicly   Yet Be Purchased
                                                       Purchased       per Share     Announced Plans      Under those Plans
                                                     --------------    ----------   -----------------     ------------------

           April 1, to April 30, 2004                    134,894        $48.66            134,000               268,841

           May 1, to May 31, 2004                        111,000        $47.59            245,000               157,841

           June 1, to June 30, 2004                      103,900        $47.30            348,900                53,941
                                                         -------

           Total for the quarter ended June 30, 2004     349,794        $47.92

           On August 7, 2003 the Board of Directors approved an authorization to repurchase 10% of the Company's outstanding shares, or 748,841 shares. In addition, on June 24, 2004 the Board of Directors approved an authorization to repurchase 10% of the Company's outstanding shares, or 701,564 shares.

           There is no expiration date under either Plan.

Item 3.    Defaults upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           At the Corporation's Annual Stockholder's Meeting (the Meeting) held on April 22, 2004, all the nominees for director proposed by the Corporation were elected. The votes cast for each nominee were as follows:


                                               For                  Withheld
                                               ---                  --------
           John F. Downey................  5,484,081                  65,660
           Thomas P. Preston.............  7,207,278               1,603,791
           Marvin N. Schoenhals..........  5,413,875                 135,867
           R. Ted Weschler...............  5,426,902                 122,839

           At the Meeting, the shareholders also ratified the appointment of KPMG, LLP as independent auditors for fiscal year ending December 31, 2004. The votes cast were as follows:

                          For           Against           Abstain
                          ---           -------           -------
                      6,298,001         61,353             5,719

Item 5.    Other Information
           -----------------
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

          (a) Exhibit 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          (b) Exhibit 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (c)  Exhibits and Reports on Form 8-K
               (1) On April 21, 2004, the Registrant filed a report on Form 8-K pursuant to items 7 and 12 to report earnings for the quarter ended March 31, 2004.
               (2) On June 25, 2004, the Registrant filed a report on Form 8-K pursuant to items 5 and 7 announcing an authorization to repurchase up to an additional 10% of its outstanding shares of common stock.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             WSFS FINANCIAL CORPORATION





Date:  August 4, 2004        /s/        MARVIN N. SCHOENHALS
                             ---------------------------------------------------
                             Marvin N. Schoenhals
                             Chairman and President






Date:  August 4, 2004        /s/        MARK A. TURNER
                             ---------------------------------------------------
                             Mark A. Turner
                             Chief Operating Officer and Chief Financial Officer