Form 10-Q
period 2004-09-30
WSFS FINANCIAL CORP
filed 2004-11-09
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2004
                                ------------------------------------------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                          to
                                ------------------------   ---------------------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-2866913
 ----------------------------------        -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
      incorporation or organization)


838 Market Street, Wilmington, Delaware                  19801
- ---------------------------------------            -----------------
Address of principal executive offices)                (Zip Code)


                                 (302) 792-6000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2). YES  X    NO
                                            -----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2004:

Common Stock, par value $.01 per share                          7,044,734
- --------------------------------------                     --------------------
        (Title of Class)                                   (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                            Page
                                                                                            ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 2004 and 2003 (Unaudited)..............................        3

           Consolidated Statement of Condition as of September 30, 2004
           (Unaudited) and December 31, 2003..........................................        5

           Consolidated Statement of Cash Flows for the Nine Months Ended
           September 30, 2004 and 2003 (Unaudited)....................................        6

           Notes to the Consolidated Financial Statements for the Three and Nine
           Months Ended September 30, 2004 and 2003 (Unaudited).......................        8

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..................................................       17
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................       28
         ----------------------------------------------------------

Item 4.  Controls and Procedures .....................................................       28
         --------------------------


                           PART II. Other Information


Item 1.  Legal Proceedings............................................................       28
         -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .................       28
         -------------------------------------------------------------

Item 3.  Defaults upon Senior Securities..............................................       29
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..........................       29
         ---------------------------------------------------

Item 5.  Other Information ...........................................................       29
         -----------------

Item 6.  Exhibits ....................................................................       29
         ---------

Signatures ...........................................................................       30

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ..       31

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...       33


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Three months ended September 30,     Nine months ended September 30,
                                                      --------------------------------     -------------------------------
                                                           2004           2003               2004              2003
                                                           ----           ----               ----              ----
                                                                                 (Unaudited)
                                                                                (In Thousands)
Interest income:
     Interest and fees on loans......................  $   19,882      $   17,922        $   56,204        $   53,699
     Interest on mortgage-backed securities..........       5,468           2,759            14,884            10,306
     Interest and dividends on investment securities.       1,090             284             3,438               713
     Other interest income...........................         161             212               519               836
                                                       ----------      ----------        ----------        ----------
                                                           26,601          21,177            75,045            65,554
                                                       ----------      ----------        ----------        ----------
Interest expense:
     Interest on deposits............................       2,320           1,882             5,945             6,473
     Interest on Federal Home Loan Bank advances.....       6,011           5,167            17,452            14,593
     Interest on federal funds purchased and securities
          sold under agreements to repurchase                 561             175             1,374               540
     Interest on trust preferred borrowings..........         551             489             1,550             1,478
     Interest on other borrowings ...................          38              65               116               253
                                                       ----------      ----------        ----------        ----------
                                                            9,481           7,778            26,437            23,337
                                                       ----------      ----------        ----------        ----------
Net interest income..................................      17,120          13,399            48,608            42,217
Provision for loan losses............................         996             525             2,370             2,025
                                                       ----------      ----------        ----------        ----------
Net interest income after provision for loan losses..      16,124          12,874            46,238            40,192
                                                       ----------      ----------        ----------        ----------
Noninterest income:
     Credit/debit card and ATM income................       3,277           2,498             8,917             7,200
     Deposit service charges.........................       2,315           2,392             7,016             6,666
     Investment advisory income......................         584               -             1,671                 -
     Bank owned life insurance income................         558               -             1,663                 -
     Loan servicing fee income.......................         518             796             1,676             2,225
     Gain on sale of loans...........................          77             217               444             1,378
     Securities(losses)gains.........................         (15)            148               209               337
     Other income....................................         846             491             2,342             1,846
                                                       ----------      ----------        ----------        ----------
                                                            8,160           6,542            23,938            19,652
                                                       ----------      ----------        ----------        ----------
Noninterest expenses:
     Salaries, benefits and other compensation.......       7,655           6,371            22,704            19,957
     Occupancy expense...............................       1,151           1,006             3,422             2,978
     Equipment expense...............................         969             927             2,759             2,783
     Data processing and operations expenses.........         815             738             2,414             2,105
     Professional fees...............................         607             457             1,438             1,822
     Marketing expense...............................         465             433             1,526             1,254
     Other operating expense.........................       2,505           1,594             6,331             5,956
                                                       ----------      ----------        ----------        ----------
                                                           14,167          11,526            40,594            36,855
                                                       ----------      ----------        ----------        ----------
Income from continuing operations before
   minority interest and taxes.......................      10,117           7,890            29,582            22,989
Less minority interest...............................          66               -               158                 -
                                                       ----------      ----------        ----------        ----------
Income from continuing operations before taxes.......      10,051           7,890            29,424            22,989
Income tax provision.................................       3,499           2,562            10,423             7,944
                                                       ----------      ----------        ----------        ----------
Income from continuing operations....................       6,552           5,328            19,001            15,045
Gain on sale of businesses held-for-sale,
   net of taxes......................................           -               -                 -            41,389
                                                       ----------      ----------        ----------        ----------
Net income...........................................  $    6,552      $    5,328        $   19,001         $  56,434
                                                       ==========      ==========        ==========         =========

                                                        (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)



                                                        Three months ended September 30,     Nine months ended September 30,
                                                        --------------------------------     -------------------------------
                                                                2004           2003             2004               2003
                                                                ----           ----             ----               ----
                                                                                 (Unaudited)
Earnings per share:
   Basic:
   -----
     Income from continuing operations....................  $     0.93      $     0.70        $     2.64        $    1.91
     Gain on sale of businesses held-for-sale, net of taxes          -               -                 -             5.24
                                                            ----------      ----------        ----------        ---------
     Net income ..........................................  $     0.93      $     0.70        $     2.64        $    7.15
                                                            ==========      ==========        ==========        =========

   Diluted:
   -------
     Income from continuing operations....................  $     0.88      $     0.66        $     2.49        $    1.80
     Gain on sale of businesses held-for-sale, net of taxes          -               -                 -             4.94
                                                            ----------      ----------        ----------        ---------
     Net income ..........................................  $     0.88      $     0.66        $     2.49        $    6.74
                                                            ==========      ==========        ==========        =========


The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                          September 30,       December 31,
                                                                              2004               2003
                                                                              ----               ----
                                                                                    (Unaudited)
                                                                                  (In Thousands)

Assets
Cash and due from banks................................................  $    54,088        $    46,709
Cash in non-owned ATMs.................................................      123,765            113,711
Federal funds sold.....................................................       15,000                  -
Interest-bearing deposits in other banks...............................          539              1,095
Investment securities held-to-maturity.................................        8,172             10,410
Investment securities available-for-sale...............................       90,166            106,078
Mortgage-backed securities held-to-maturity............................            8              1,814
Mortgage-backed securities available-for-sale..........................      503,918            517,211
Mortgage-backed securities trading.....................................       11,906             11,527
Loans held-for-sale....................................................        2,491              1,458
Loans, net of allowance for loan losses of $24,052
  at September 30, 2004 and $22,386 at December 31, 2003...............    1,473,714          1,303,419
Bank owned life insurance..............................................       51,663                  -
Stock in Federal Home Loan Bank of Pittsburgh, at cost.................       46,958             43,676
Assets acquired through foreclosure....................................          159                301
Premises and equipment.................................................       21,008             13,345
Accrued interest receivable and other assets...........................       30,715             26,849
Loans, operating leases and other assets of
  discontinued operations..............................................        1,873              9,474
                                                                         -----------        -----------

Total assets...........................................................  $ 2,436,143        $ 2,207,077
                                                                         ===========        ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand.........................................  $   229,999        $   215,819
    Money market and interest-bearing demand...........................      174,547            118,151
    Savings............................................................      302,141            316,976
    Time...............................................................      197,012            192,037
    Jumbo certificates of deposit - retail.............................       51,787             40,076
                                                                         -----------        -----------
        Total retail deposits..........................................      955,486            883,059
    Jumbo certificates of deposit - non-retail.........................       51,873             40,274
    Brokered certificates of deposit...................................      124,884                  -
                                                                         -----------        -----------
        Total deposits.................................................    1,132,243            923,333

Federal funds purchased and securities sold under
  agreements to repurchase.............................................      132,350            148,381
Federal Home Loan Bank advances........................................      878,623            843,296
Trust preferred borrowings.............................................       51,547             50,000
Other borrowed funds...................................................       35,085             39,381
Accrued interest payable and other liabilities.........................       16,665             14,648
                                                                         -----------        -----------
Total liabilities......................................................    2,246,513          2,019,039
                                                                         -----------        -----------

Minority Interest......................................................          258                 46

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares
  authorized; none issued and outstanding..............................            -                  -
Common stock $.01 par value, 20,000,000 shares authorized;
  issued 15,162,803 at September 30, 2004 and 15,080,162
  at December 31, 2003.................................................          152                151
Capital in excess of par value.........................................       66,957             64,738
Accumulated other comprehensive loss ..................................       (2,466)            (1,748)
Retained earnings .....................................................      286,574            268,797
Treasury stock at cost, 8,127,269 shares at
  September 30, 2004 and 7,758,869
  shares at December 31, 2003 .........................................     (161,845)          (143,946)
                                                                         -----------        -----------
Total stockholders' equity.............................................      189,372            187,992
                                                                         -----------        -----------
Total liabilities, minority interest and
  stockholders' equity.................................................  $ 2,436,143        $ 2,207,077
                                                                         ===========        ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Nine months ended September 30,
                                                                               -------------------------------
                                                                               2004                     2003
                                                                               ----                     ----
                                                                                         (Unaudited)
                                                                                        (In Thousands)
Operating activities:
Net income ..........................................................   $     19,001              $   56,434
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
    Provision for loan losses........................................          2,370                   2,025
    Depreciation, accretion and amortization ........................          4,767                   9,554
    Increase in accrued interest receivable and other assets.........         (1,387)                 (8,908)
    Origination of loans held-for-sale...............................        (30,848)                (62,967)
    Proceeds from sales of loans held-for-sale.......................         27,142                  53,639
    Gain on sale of loans held-for-sale .............................           (185)                   (816)
    Gain on sale of loans  ..........................................           (259)                   (562)
    Gain on sale of investments .....................................           (209)                   (337)
    Minority interest in net income .................................            158                       -
    Increase (decrease) in accrued interest payable
     and other liabilities ..........................................          2,017                 (17,223)
    Gain on businesses held-for-sale ................................              -                 (65,073)
    Gain on assets acquired through foreclosure .....................            (56)                      -
    Increase in value of bank owned life insurance...................         (1,663)                      -
    Increase in capitalized interest, net ...........................         (1,409)                   (381)
                                                                         -----------             -----------
Net cash provided by (used for) operating activities.................         19,439                 (34,615)
                                                                         -----------             -----------

Investing activities:
Net decrease in interest-bearing deposits in other banks ............            556                   4,453
Maturities of investment securities .................................          2,610                     460
Sale of investment securities available-for-sale.....................         25,059                  10,957
Purchase of investments available for sale...........................         (9,930)                (62,040)
Sales of mortgage-backed securities available-for-sale...............         38,531                  66,592
Repayments of mortgage-backed securities held-to-maturity ...........          1,810                  21,286
Repayments of mortgage-backed securities available-for-sale .........        125,867                 278,125
Purchases of mortgage-backed securities available-for-sale...........       (152,940)               (744,605)
Repayments of reverse mortgages .....................................          1,240                   1,637
Disbursements for reverse mortgages .................................           (365)                   (670)
Purchase of Cypress Capital Management LLC ..........................         (1,122)                      -
Sale of loans........................................................         13,460                  26,453
Purchase of loans ...................................................        (11,569)                (10,081)
Purchase of bank owned life insurance ...............................        (50,000)                      -
Sale of businesses held-for-sale ....................................              -                 128,667
Net increase in loans ...............................................       (171,798)               (200,378)
Net increase in stock of Federal Home Loan Bank of Pittsburgh........         (3,282)                (17,784)
Sales of assets acquired through foreclosure, net....................            509                     356
Purchase of land.....................................................         (2,860)                      -
Purchase of office building..........................................         (3,507)                      -
Premises and equipment, net..........................................         (3,692)                 (1,506)
                                                                         -----------             -----------
Net cash used for investing activities...............................       (201,423)               (498,078)
                                                                         -----------             -----------

Financing activities:
Net increase in demand and savings deposits..........................         51,444                  72,474
Net increase (decrease) in time deposits ............................        152,925                 (38,146)
Receipts from FHLB borrowings .......................................      5,006,301               2,643,870
Repayments of FHLB borrowings........................................     (4,970,974)             (2,278,950)
Receipts from reverse repurchase agreements..........................      2,287,714                 478,354
Repayments of reverse repurchase agreements..........................     (2,303,745)               (445,107)
Net increase in federal funds purchased..............................              -                  50,000
Dividends paid on common stock.......................................         (1,224)                 (1,211)
Issuance of common stock and exercise of
  employee stock options ............................................          2,220                   4,739
Purchase of treasury stock, net of reissuance........................        (17,899)                (51,860)
Minority interest....................................................             54                 (12,845)
                                                                         -----------             -----------
Net cash provided by financing activities............................        206,816                 421,318
                                                                         -----------             -----------
Increase (decrease) in cash and cash equivalents from
  continuing operations.                                                      24,832                (111,375)
Change in net assets from discontinued operations ...................          7,601                  33,354
Cash and cash equivalents at beginning of period ....................        160,420                 226,303
                                                                         -----------             -----------
Cash and cash equivalents at end of period ..........................    $   192,853             $   148,282
                                                                         ===========             ===========


                                                       (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)



                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                       2004                      2003
                                                                       ----                      ----
                                                                                 (Unaudited)
                                                                               (In Thousands)
Supplemental Disclosure of Cash Flow Information:
- -------------------------------------------------
Cash paid for interest .......................................  $     24,102                 $   21,324
Cash paid for income taxes, net...............................         7,916                     56,895
Loans transferred to assets acquired through foreclosure .....           311                        486
Net change in other comprehensive income......................           718                     (1,746)
Transfer of loans held-for-sale to loans......................         2,858                        398
Deconsolidation of WSFS Capital Trust I.......................         1,547                          -





The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


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

         Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), WSFS Investment Group, Inc. and WSFS Reit, Inc. As discussed in Note 3 of the Financial Statements, the results of WCC, the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations. WSFS Investment Group, Inc. was formed in 1989. WSFS Investment Group, Inc., with the Bank, markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through WSFS' retail banking system. WSFS Reit, Inc. is a real estate investment trust formed in 2002 to hold qualifying real estate assets and may be used to raise capital in the future.

         In addition to the wholly owned subsidiaries, WSFS had consolidated one non-wholly owned subsidiary, Wilmington Finance, Inc. (WF). WF, a majority owned subsidiary engaged in sub-prime residential mortgage banking, was sold in January 2003. This subsidiary is therefore classified as businesses held-for-sale in the Financial Statements. See Note 4 of the Financial Statements for further discussion of Businesses Held-for-Sale.

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

Valuation of Stock Option Grants

         At September 30, 2004, the Corporation had two stock-based employee compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provision of the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                               For the three months    For the nine months
                                                                               ended September 30,     ended  September 30,
                                                                               --------------------   -----------------------
                                                                                 2004        2003         2004         2003
                                                                              ---------   ---------   ----------   ----------
                                                                                      (In Thousands, Except Per Share Data)
Income from continuing operations, as reported ............................   $   6,552      $   5,328     $   19,001     $   15,045
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards,
          net of related tax effects ......................................         150            182            457            535
                                                                              ---------      ---------     ----------     ----------
Pro forma income from continuing operations ...............................   $   6,402      $   5,146     $   18,544     $   14,510

Earnings per share:
Basic:
- -----
Income from continuing operations, as reported ............................   $    0.93      $    0.70     $     2.64     $     1.91
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
        effects ...........................................................        0.02           0.02           0.06           0.07
                                                                              ---------      ---------     ----------     ----------
Pro forma income from continuing operations ...............................   $    0.91      $    0.68     $     2.58     $     1.84
                                                                              =========      =========     ==========     ==========

Diluted:
- -------
Income from continuing operations, as reported ............................   $    0.88      $    0.66     $     2.49     $     1.80
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
        effects ...........................................................        0.02           0.02           0.06           0.07
                                                                              ---------      ---------     ----------     ----------
Pro forma income from continuing operations ...............................   $    0.86      $    0.64     $     2.43     $     1.73
                                                                              =========      =========     ==========     ==========


2.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                        For the three months  For the nine months
                                                                         ended September 30,  ended  September 30,
                                                                         -------------------  --------------------
                                                                            2004       2003     2004      2003
                                                                            ----       ----     ----      ----
                                                                         (In Thousands, Except Per Share Data)
Numerator:
- ---------
Income from continuing operations .....................................   $ 6,552   $ 5,328   $19,001   $15,045
Gain on sale of businesses held-for-sale, net of taxes ................         -         -         -    41,389
                                                                          -------   -------   -------   -------
Net income ............................................................   $ 6,552   $ 5,328   $19,001   $56,434
                                                                          =======   =======   =======   =======

Denominator:
- -----------
Denominator for basic earnings per share - weighted average shares ....     7,024     7,573     7,190     7,897
Effect of dilutive employee stock options .............................       431       485       431       470
                                                                          -------   -------   -------   -------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise ........................................     7,455     8,058     7,621     8,367
                                                                          =======   =======   =======   =======

Earnings per share:
- ------------------

Basic:
Income from continuing operations .....................................   $  0.93   $  0.70   $  2.64   $  1.91
Gain on sale of businesses held-for-sale, net of taxes ................         -         -         -      5.24
                                                                          -------   -------   -------   -------
Net income ............................................................   $  0.93   $  0.70   $  2.64   $  7.15
                                                                          =======   =======   =======   =======


Diluted:
Income from continuing operations .....................................   $  0.88   $  0.66   $  2.49   $  1.80
Gain on sale of businesses held-for-sale, net of taxes ................         -         -         -      4.94
                                                                          -------   -------   -------   -------
Net income ............................................................   $  0.88   $  0.66   $  2.49   $  6.74
                                                                          =======   =======   =======   =======

Outstanding common stock equivalents having no dilutive effect ........         -         1         2         1


3.   Discontinued Operations of a Business Segment

         WSFS Financial Corporation discontinued the operations of WSFS Credit Corporation (WCC) in 2000. WCC, which had 106 lease contracts and 293 loan contracts at September 30, 2004, no longer accepts new applications but continues to service existing loans and leases until their maturities. Management estimates that substantially all loan and lease contracts will mature by the end of 2004.

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

         As a result, the Corporation has established a reserve to absorb expected future net losses of WCC. Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve is re-evaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations. At September 30, 2004, there were approximately $1.3 million of contract residuals outstanding for which management has estimated that future residual losses may range from approximately $247,000 to $397,000. Management has inherently provided for these, and other expected future operating losses through $624,000 in total combined reserves.

         The following table presents the operating leases, loans and other non-cash assets of discontinued operations at September 30, 2004 and December 31, 2003:

                                                                  At September 30,        December 31
                                                                        2004                  2003
                                                               ---------------------------------------
                                                                             (In Thousands)

         Vehicles under operating leases, net of reserves .....      $ 1,107                  $ 6,542
         Loans ................................................          738                    2,359
         Other non-cash assets ................................           79                      573
         Less:
             Reserve for losses of discontinued operations  ...           51                        -
                                                                     -------                  -------
         Loans, operating leases and other non-cash assets of
           discontinued operations ............................      $ 1,873                  $ 9,474
                                                                     =======                  =======

         The  following   table  presents  the  net  income  from   discontinued
operations for the three and nine months ended September 30, 2004 and 2003:


                                                 For the three months ended         For the nine months ended
                                                      September 30,                      September 30,
                                                 --------------------------       ----------------------------
                                                 2004                  2003            2004               2003
                                                 ----                  ----            ----              -----
                                                                           (In Thousands)

Interest income........................      $       28         $         93       $      121       $       353
Allocated interest expense (1).........              27                  186              150               881
                                             ----------         ------------       ----------       -----------
Net interest income (expense)..........               1                  (93)             (29)             (528)
Loan and lease servicing fee income ...              68                   68              253               253
Rental income on operating leases, net.              40                 (469)             356              (519)
Other income...........................              (2)                  (1)              (2)                1
                                             ----------         ------------       ----------       -----------
  Net revenues.........................             107                 (495)             578              (793)
  Noninterest expenses.................              84                  153              292               518
                                             ----------         ------------       ----------       -----------
Income (loss) before taxes.............              23                 (648)             286            (1,311)
(Credit) charge to reserve for losses on
   discontinued operations ............             (23)                 648             (286)            1,311
Income tax provision ..................               -                    -                -                 -
                                             ----------         ------------       ----------       -----------
Income from discontinued operations....      $        -         $          -       $        -       $         -
                                             ==========         ============       ==========       ===========



(1) Allocated interest expense for the nine months ended September 30, 2004 and 2003 was based on a direct matched-maturity funding of the non-cash assets of discontinued operations. The average borrowing rates for the three and nine months ended September 30, 2004 were 3.93% and 3.87% compared to 3.51% and 3.42% for the respective periods in 2003.

4.   BUSINESSES HELD FOR SALE

         In November 2002, the Corporation completed the sale of CustomerOne Financial Network, Inc. (C1FN) and related interests in its Everbank Division. In connection with that transaction, during the first nine months of 2003, WSFS recognized an after tax-gain of $117,000 or $0.01 per diluted share.

         In January 2003, WSFS sold its majority-owned subsidiary, Wilmington Finance, Inc. (WF) and recognized an after tax-gain on the sale of $41.3 million or $4.93 per diluted share during the first nine months of 2003. The sale included $148.2 million in assets, of which $117.6 were residential mortgage loans held-for-sale.

5.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         The Corporation has an interest-rate cap with a notional amount of $50 million, which limits 3-month LIBOR to 6% for the ten years ending December 1, 2008. The cap is being used to hedge the cash flows on $50 million in trust preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. On July 1, 2002, the inception date of the redesignated hedging relationship, using guidance from the Financial Accounting Standards Board (FASB) for implementation of Statement 133, Accounting for Derivative and Hedging Activities, the fair value of the interest rate cap was $1.6 million. This amount was allocated to the respective multiple "caplets" on a fair value basis. The change in each caplet's respective allocated fair value amount is reclassified out of other comprehensive income and into interest expense when each of the quarterly interest payments is made on the Trust Preferred debt. The redesignation of the cash flow hedge has the effect of providing a more systematic method for amortizing the cost of the cap against earnings. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at September 30, 2004 was $402,000.

         While not meeting the definition of a derivative under SFAS 133, related to its sale of reverse mortgages, in November 2002, the Corporation also received as consideration a series of options to acquire up to 49.9% of Class "O" certificates issued in connection with mortgage-backed security SASCO RM-1 2002. The securitizer retained 100% of the Class "O" Certificates from the securitization. The principal terms of the Class "O" Certificates and WSFS' option follow. The Class "O" Certificates have no priority over other classes of Certificates under the Trust. No distributions will be made on the Class "O" Certificates until, among other conditions, the principal amount of each other class of notes has been reduced to zero. The underlying assets, the reverse mortgages, are very long-term assets. Hence, any cash flow that might inure to the holder of the Class "O" Certificates is not expected to occur until many years in the future. Additionally, the Company can exercise its option on 49.9% of the Class "O" Certificates (in up to five separate increments) for an aggregate purchase price of $1 million any time between January 1, 2004 and the termination of the Securitization Trust.

          Since these Certificates are unseasoned long-term interests in only the second-ever securitization of reverse mortgages in the United States, there is no active market for the securities, nor are there other comparable securities that can be used as a basis for valuation. Therefore, in order to value the option under SFAS 115, the Company calculated the net present value of the expected cash flows from these Certificates and compared the estimate to the option price of $1 million. For the periods presented, the expected cash flows were determined using relevant assumptions (housing values, home price appreciation, mortality, mobility and interest rates) that the Company considered appropriate based on its analysis and its experience of owning reverse mortgages. The rate used to discount the expected cash flows was the Lehman Long U.S. High Yield Index, as it is believed to be the most appropriate available independent published index that would most closely match the rate of return required on the long-term uncertain cash flows of a Class "O" Certificate interest.

         Applying this method resulted in expected values of $448,579 and $497,753 at December 31, 2003 and September 30, 2004, respectively, for outright ownership of 49.9% of the Class "O" Certificates. Both values were significantly less than the option exercise price of $1 million, therefore a zero valuation was recorded at each reporting date. The option is so far out of the money and the cash flows on the related securitization so unseasoned that any additional analyses, beyond the one performed, were deemed not meaningful. As the securitization matures, expected cash flows and the discount rate will be updated and the valuation adjusted, if appropriate.

         The following depicts the change in fair market value of the Company's derivatives:

                                                            2004                                            2003
                                            ----------------------------------------     ---------------------------------------
                                                At                           At              At                         At
                                            January 1,     Change      September 30,     January 1,       Change    September 30,
                                            ----------     ------      -------------     ----------       ------    -------------
                                                                             (In Thousands)

       Interest Rate Cap.................  $ 1,072(1)     $  (670)    $    402(1)        $ 1,012(1)      $ (208)       $ 804 (1)

     (1) Included in other comprehensive income, net of taxes.


6.       COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:


                                                                For the three months                  For the nine months
                                                                    ended September 30,                ended September 30,
                                                               -------------------------          -------------------------
                                                               2004              2003              2004               2003
                                                               ----              ----              ----               ----
                                                                                    (In Thousands)
Net income ..........................................     $   6,552        $    5,328          $  19,001          $ 56,434

Other Comprehensive Income:

Net unrealized holding gains (losses) on securities
    available-for-sale arising during the period,
    net of taxes.....................................         5,223              (620)              (204)           (1,399)

Net unrealized  holding losses arising during
    the period on derivatives used for
    cash flow hedge, net of taxes....................          (296)              (53)              (380)             (138)

Reclassification adjustment for losses
    (gains) included in net
    income, net of taxes.............................             8               (92)              (134)             (209)
                                                         ----------        ----------          ---------          --------
Total comprehensive income...........................    $   11,487        $    4,563          $  18,283          $ 54,688
                                                         ==========        ==========          =========          ========


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


8.   SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation has two operating segments at September 30, 2004: WSFS and CashConnect, the ATM division of WSFS.

         The WSFS segment provides financial products through its banking offices to commercial and retail customers. The CashConnect segment provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers, and service providers in the ATM industry. The balance sheet category "Cash in non-owned ATMs" includes cash in which fee income is earned through bailment arrangements with customers of CashConnect. Bailment arrangements are typically renewed annually.

         Reportable segments are business units that are managed separately and offer different services to distinct customer bases. The Corporation evaluates performance based on pre-tax ordinary income relative to resources used, and allocates resources based on these results. Segment information for the three and nine month periods ended September 30, 2004 and 2003 follows:




                                                                    For the Three Months Ended September 30,
                                   ------------------------------------------------------------------------------------------------
                                                        2004                                                      2003
                                   -----------------------------------------------------    ---------------------------------------
                                                                                 (In Thousands)

                                          Bank          CashConnect        Total          Bank         CashConnect         Total
                                          ----          -----------        -----          ----         -----------         -----
External customer revenues:
     Interest income               $      26,601     $          -   $      26,601   $      21,177      $         -    $      21,177
     Non-interest income                   5,367            2,793           8,160           4,464            2,078            6,542
                                   --------------    -------------  --------------  --------------     ------------     ------------
Total external customer revenues          31,968            2,793          34,761          25,641            2,078           27,719
                                   --------------    -------------  --------------  --------------     ------------     ------------

Intersegment revenues:
     Interest income                         487                -             487             263                -              263
     Non-interest income                     176              186             362             151              185              336
                                   --------------    -------------  --------------  --------------     ------------     ------------
Total Intersegment revenues                  663              186             849             414              185              599
                                   --------------    -------------  --------------  --------------     ------------     ------------

Total revenue                             32,631            2,979          35,610          26,055            2,263           28,318

External customer expenses:
     Interest expense                      9,481                -           9,481           7,778                -            7,778
     Non-interest expenses                13,389            1,004          14,393          10,806              439           11,245
     Other depreciation and
       amortization                          691               79             770             730               76              806
                                   --------------    -------------  --------------  --------------     ------------     ------------
Total external customer expenses          23,561            1,083          24,644          19,314              515           19,829
                                   --------------    -------------  --------------  --------------     ------------     ------------

Intersegment expenses:
     Interest expense                          -              487             487               -              263              263
     Non-interest expenses                   186              176             362             185              151              336
                                   --------------    -------------  --------------  --------------     ------------     ------------
Total Intersegment expenses                  186              663             849             185              414              599
                                   --------------    -------------  --------------  --------------     ------------     ------------

Total expenses                            23,747            1,746          25,493          19,499              929           20,428
                                   --------------    -------------  --------------  --------------     ------------     ------------

Income before taxes and
       minority interest           $       8,884     $      1,233          10,117   $       6,556      $     1,334            7,890

Provision for income taxes                                                  3,499                                             2,562
Minority Interest                                                              66                                                 -
Gain on sale of business
       held-for-sale                                                            -                                                 -
                                                                    --------------                                    --------------
Consolidated net income                                             $       6,552                                     $       5,328
                                                                    ==============                                    ==============

Segment assets                     $   2,306,276     $    129,867   $   2,436,143   $   2,014,392      $    91,651    $   2,106,043

Capital expenditures               $       7,284     $         81   $       7,365   $         806      $        27    $         833




                                                                    For the Nine Months Ended September 30,
                                   ------------------------------------------------------------------------------------------------
                                                         2004                                             2003
                                   --------------------------------------------------    ------------------------------------------
                                                                               (In Thousands)

                                           Bank        CashConnect        Total            Bank        CashConnect       Total
                                           ----        -----------        -----            ----        -----------       -----

External customer revenues:
     Interest income               $      75,045     $          -     $      75,045   $      65,554     $        -    $      65,554
     Non-interest income                  16,526            7,412            23,938          13,924          5,728           19,652
                                   --------------    -------------    --------------  --------------    -----------   --------------
Total external customer revenues          91,571            7,412            98,983          79,478          5,728           85,206
                                   --------------    -------------    --------------  --------------    -----------   --------------

Intersegment revenues:
     Interest income                       1,099                -             1,099             833              -              833
     Non-interest income                     514              552             1,066             485            560            1,045
                                   --------------    -------------    --------------  --------------    -----------   --------------
Total Intersegment revenues                1,613              552             2,165           1,318            560            1,878
                                   --------------    -------------    --------------  --------------    -----------   --------------

Total revenue                             93,184            7,964           101,148          80,796          6,288           87,084

External customer expenses:
     Interest expense                     26,437                -            26,437          23,337              -           23,337
     Non-interest expenses                38,127            2,568            40,695          34,448          1,960           36,408
     Other depreciation
       and amortization                    2,036              233             2,269           2,233            239            2,472
                                   --------------    -------------    --------------  --------------    -----------   --------------
Total external customer expenses          66,600            2,801            69,401          60,018          2,199           62,217
                                   --------------    -------------    --------------  --------------    -----------   --------------

Intersegment expenses:
     Interest expense                          -            1,099             1,099               -            833              833
     Non-interest expenses                   552              514             1,066             560            485            1,045
                                   --------------    -------------    --------------  --------------    -----------   --------------
Total Intersegment expenses                  552            1,613             2,165             560          1,318            1,878
                                   --------------    -------------    --------------  --------------    -----------   --------------

Total expenses                            67,152            4,414            71,566          60,578          3,517           64,095
                                   --------------    -------------    --------------  --------------    -----------   --------------

Income before taxes
   and minority interest           $      26,032     $      3,550            29,582   $      20,218     $    2,771           22,989

Provision for income taxes                                                   10,423                                           7,944
Minority Interest                                                               158                                               -
Gain on sale of business
   held-for-sale                                                                  -                                          41,389
                                                                      --------------                                  - ------------
Consolidated net income                                               $      19,001                                   $      56,434
                                                                      ==============                                  ==============

Segment assets                     $   2,306,276     $    129,867     $   2,436,143   $   2,014,392     $   91,651    $   2,106,043

Capital expenditures               $       9,841     $        230     $      10,071   $       1,433     $       70    $       1,503


9.   INDEMNIFICATIONS AND GUARANTEES

         Secondary Market Loan Sales. The Company generally does not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. The Company typically sells fixed-rate, conforming first mortgage loans to Freddie Mac as part of its ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate or in some cases individual loans. Gains and losses on sales of loans are recognized at the time of the sale.

         As is customary in such sales, WSFS provides indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by WSFS. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During the third quarter of 2004, the Company made one repurchase but did not incur any loss on loans sold in the secondary market.

         Swap Guarantees. The Company entered into an agreement with an unrelated financial institution whereby that financial institution entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by the Company. By the terms of the agreement, that financial institution has recourse to the Company for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions, such as WSFS, to provide access to interest rate swap transactions for its customers without creating the swap itself.

         At September 30, 2004 there were ten variable-rate to fixed-rate swap transactions between the third party financial institution and customers of WSFS with an initial notional amount aggregating approximately $30.4 million, and with maturities ranging from two to ten years. The aggregate market value of these swaps to the customers was a liability of $713,000 as of September 30, 2004.

         Sale of C1FN/Everbank Segment. On November 5, 2002, the C1FN/Everbank segment of WSFS was sold by WSFS and other shareholders of C1FN. In connection with the sale, WSFS provided an indemnification to the buyer for damages, if any, that may result from C1FN shareholders bringing claims against the buyer as a result of the Services Agreement and amendments between WSFS and C1FN over the life of those arrangements. This indemnification extends for two years from the sale date and is capped at approximately $8.2 million. WSFS is not aware of any claims under this indemnification, and management of WSFS believes the likelihood of any payments under this indemnification is very remote. As a result, no provision for loss has been made in WSFS' financial statements at September 30, 2004.

         Sale of Wilmington Finance, Inc. On January 2, 2003, WSFS completed the sale of its majority-owned subsidiary, Wilmington Finance, Inc. (WF). As is customary in the sale of a privately-held business, certain indemnifications were provided by WSFS and the other shareholders of WF to the buyer.

         Remaining indemnifications provided by the sellers, fall into three separate categories. These include: (1) indemnification for sellers' ownership, which indemnification extends indefinitely and is uncapped in amount; (2) indemnification for tax, environmental, and benefit plan related issues, all of which indemnifications extend for their respective statute of limitations and are uncapped in amount; and (3) protection to the buyer in the event of successful third-party claims that result from the operation of the business prior to the sale date (third-party claims indemnification). The remaining third-party claims indemnification includes a dollar limit of $32 million from months 22 through 30 from the sale date. The buyer must exhaust any related reserves provided in the closing balance sheet and then incur $2 million of damages before an initial dollar claim may be made against the sellers for any third-party claims indemnification. Dollar liability is uncapped for the indemnifying party if damages are due to willful misconduct, fraud, or bad faith.

         Generally, WSFS is proportionately liable for its ownership share of WF (which was 65%) of the related successful claims under indemnification provisions, except that, in order to facilitate the sale, WSFS agreed to assume a portion of the management shareholders' indemnification obligations.

         WSFS is not aware of any claims to date, or any potential future claims made under the WF indemnification provisions that could result in payment. As a result, no provision for loss has been made in WSFS' financial statements at September 30, 2004.

         There can be no assurances that payments, if any, under all indemnifications and guarantees provided by the Corporation will not be material or exceed any reserves that the Company may have established for such contingencies.

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

         In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act expanded Medicare to include, for the first time, coverage for prescription drugs.

         In May 2004, the FASB issued accounting guidance applicable to the Act in the form of FASB Staff Position (FSP) 106-2. The guidance states, in part, that it applies only to a health care plan for which the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for subsidy under the Act. The Company, using an analysis performed by an independent actuary, has determined that it is very unlikely that its retiree medical plan would qualify as actuarially equivalent to the Medicare Part D benefit now or in the future. The Company concluded , therefore, that it would be very unlikely to be eligible for the federal subsidy provided by the Act. As a result, the benefits provided by the Company's retiree medical plan would most likely not be affected by the Act in a significant fashion and therefore the Act would have no impact on the Company's financial position and results of operations.

         The following disclosures of the net periodic benefit cost components are in accordance with SFAS 132 (Revised) and were measured at January 1, 2004:

                                                   Three months ended September 30,     Nine months ended September 30,
                                                   --------------------------------     -------------------------------
                                                       2004           2003               2004              2003
                                                       ----           ----               ----              ----

   Service cost .................................     $    25         $    19            $   73           $    56
   Interest cost.................................          29              29                91                89
   Amortization of transition obligation ........          16              16                46                46
   Net loss recognition..........................           5               3                15                 9
                                                      -------         -------            ------           -------
                    Net periodic benefit cost ...     $    75         $    67            $  225           $   200
                                                      =======         =======            ======           =======

ITEM 2.  WSFS FINANCIAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         WSFS Financial Corporation (Company or Corporation) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the
Corporation's  assets  are  held  by its  subsidiary,  Wilmington  Savings  Fund
Society, FSB (Bank or WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank, which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. WSFS has served the residents of the Delaware Valley for 172 years. WSFS is the largest thrift institution headquartered in Delaware and the fifth largest financial institution in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. The long-term strategy of the Corporation is to improve its status as a high-performing financial services company by focusing on its core community banking business.

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. At September 30, 2004 WSFS conducted operations from, among other locations, its main office, two operations centers and 23 retail banking offices located in Delaware and southeastern Pennsylvania.

         The Corporation has two consolidated subsidiaries, WSFS and Montchanin Capital Management, Inc. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust I. Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), which is engaged primarily in indirect motor vehicle leasing; WSFS Investment Group, Inc. which, with the Bank, markets various third-party insurance products and securities through WSFS' branch system; and WSFS Reit, Inc., which holds qualifying real estate assets and may be used to raise capital in the future.

         WCC, which discontinued operations in 2000, no longer accepts new applications but continues to service existing loans and leases until their maturities. For a detailed discussion, see Note 3 to the Financial Statements.

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

Investment in Reverse Mortgages and Reverse Mortgage Bonds

         The Corporation accounts for its investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, because of this quasi-market-value based accounting, the recorded value of reverse mortgage assets include significant risk associated with estimations and income recognition can vary significantly from reporting period to reporting period. Substantially all of WSFS' reverse mortgage portfolio was sold in 2002.

         The Corporation owns $11.9 million of SASCO RM-1 2002 securities, including accrued interest, classified as "trading." These floating rate notes represent the BBB traunche of the reverse mortgage securitization underwritten by Lehman Brothers and carry a coupon rate of one-month LIBOR plus 300 basis points. At the time of the acquisition of these securities, it was the Corporation's intent to sell these securities in the near term. Therefore, based on rules promulgated under Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, the securities were classified as "trading." An active market for these securities has not developed since their issuance, but it continues to be the intent of the Corporation to sell these securities if and when an active market develops. Since there is no active market for these securities, the Corporation has used the guidance under SFAS 115 to provide a reasonable estimate of fair value. The Corporation used the combined weight of several methods to estimate a reasonable fair value as of September 30, 2004, including matrix pricing, a fundamental analysis of the actual cash flows of the underlying reverse mortgages, and a fair value estimate from an independent securities dealer.

Reserve for Discontinued Operations

         The Corporation discontinued the operations of WCC in 2000. In accordance with Accounting Principles Board (APB) 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Related Interpretations, which was the authoritative literature in 2000, accounting for discontinued operations of a business segment required that the Company forecast operating results over the wind-down period and accrue any expected net losses. As a result, the Corporation has established a reserve to absorb expected future net losses of WCC. Due to the uncertainty of a number of factors, including residual values, interest rates, credit quality and operating costs, this reserve, and others, are re-evaluated quarterly with adjustments, if necessary, recorded as income/losses on wind-down of discontinued operations.

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

         The Bank, as successor to originators of reverse mortgages is, from time to time, involved in arbitration or litigation with the various parties including borrowers or the heirs of borrowers. Because reverse mortgages are a relatively new and uncommon product, there can be no assurances about how the courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of the Bank's reverse mortgage obligations.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

         Total assets increased $229.1 million during the first nine months of 2004 to $2.4 billion at September 30, 2004. During the first nine months of 2004 loans grew $170.3 million to $1.5 billion reflecting the continued strong growth in commercial and commercial real estate loans, which amounted to $161.5 million. Consumer loans grew by $23.9 million during the same period. These increases were partially offset by a decrease of $13.4 million in residential real estate loans. During the first quarter of 2004, the Company purchased $50.0 million in Bank-Owned Life Insurance (BOLI). This purchase enabled the Company to insure the lives of certain senior managers. In addition to providing economic protection in the event of the loss of key managers, the BOLI investment provides for the possibility of better long-term investment yields, enhanced by tax-free build up of value and tax free returns upon ultimate distribution of proceeds, both provided for in the Internal Revenue Code. The initial premium of $50.0 million was funded through the liquidation of mortgage-backed securities (MBS). MBS, inclusive of the $50.0 million liquidation, decreased by $14.7 million during the first nine months of 2004. Also, federal funds sold increased by $15.0 million during that same period. Finally, cash in non-owned ATMs increased $10.1 million during the first nine months of 2004 due to increased volume in the CashConnect segment. Loans, operating leases and other assets of discontinued operations decreased $7.6 million, due to the expected run-off in the WCC loan and lease portfolios.

         Total liabilities increased $227.5 million between December 31, 2003 and September 30, 2004, to $2.2 billion. This increase was due to the need to fund asset growth, and was led by a $208.9 million increase in deposits. This included a $124.9 million increase in brokered certificates of deposit, a $72.4 million increase in retail deposits and a $11.6 million increase in non-retail deposits. In addition, there was a $35.3 million increase in Federal Home Loan Bank (FHLB) advances, primarily used to fund loan growth. Finally, the Corporation deconsolidated its trust preferred borrowings in the first quarter of 2004 as a result of the implementation of SFAS Interpretation No. 46(R), Consolidation of Variable Interest Entities, which resulted in an increase to trust preferred borrowings of $1.5 million. Partially offsetting these increases were federal funds purchased and securities sold under agreements to repurchase which decreased by $16.0 million.

Capital Resources

         Stockholders' equity increased $1.4 million between December 31, 2003 and September 30, 2004. This increase was mainly due to net income of $19.0 million and an increase of $2.2 million from the exercise of stock options and the recognition of the related tax benefit. These increases were mostly offset by the purchase of 373,900 shares of treasury stock for $18.0 million ($48.15 per share average). At September 30, 2004, the Corporation held 8,127,269 shares of its common stock in its treasury at a cost of $161.8 million. In addition, other comprehensive income decreased $718,000 during the first nine months of 2004 due, in part, to a decline in the fair value of mortgage-backed securities available-for-sale. Finally, the Corporation declared cash dividends' totaling $1.2 million during the nine months ended September 30, 2004.

         Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of September 30, 2004 (dollars in thousands):

                                                                                                    To be Well-Capitalized
                                               Consolidated                For Capital               Under Prompt Corrective
                                               Bank Capital               Adequacy Purposes              Action Provisions
                                          --------------------------    -----------------------    --------------------------
                                                               % of                       % of                        % of
                                            Amount            Assets    Amount           Assets     Amount           Assets
                                            ------            ------    ------           ------     ------           ------

Total Capital
  (to Risk-Weighted Assets) ........         $249,848          15.53%    $128,709         8.00%      $160,887      10.00%
Core Capital (to Adjusted
  Total Assets).....................          235,000           9.65       97,425         4.00        121,781       5.00
Tangible Capital (to Tangible
  Assets) ..........................          235,000           9.65       36,534         1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          235,000          14.61       64,355         4.00         96,532       6.00


         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 2004 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

Liquidity

         As a financial institution, the Bank has ready access to several sources to fund growth and meet its liquidity needs. Among these are: net income, deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements and the brokered CD market. The branch expansion the Company is currently undertaking is intended to enter the Company into new, but contiguous, markets, attract new customers and provide funding for its business loan growth. In addition, the Corporation has a large portfolio of high-quality, liquid investments, primarily short-duration, AAA-rated, mortgage-backed securities and Agency notes that are positioned to provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

         The Company manages its liquidity risk and funding needs through its treasury function and through its Asset/Liability Committee. The Company has a policy that separately addresses liquidity, and management monitors the Company's adherence to policy limits. One measure of the Company's liquidity is the ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year which was 7.5% at September 30, 2004, compared with 6.1% at December 31, 2003. Both of these ratios were well in excess of the policy minimum. Also, liquidity risk management is a primary area of examination by the OTS. The Company complies with guidance promulgated under Thrift Bulletin 77 that requires thrift institutions to maintain adequate liquidity to assure safe and sound operations.

         There were several structural changes to the Company in 2002 and 2003, the direct and indirect impact of which were to affect cash flows in ways that are not expected to continue. Specifically, in 2002 and in early 2003, the Company generated excess capital from a variety of sources, including, but not limited to: the sale of substantially all of the Company's reverse mortgage portfolio; the sale of its branchless banking segment; the sale of certain Pennsylvania branches; and the sale of its mortgage banking subsidiary. As a result, in 2003, the Company increased its borrowings and repurchase agreements in order to fund increased volumes of mortgage-backed security purchases. Additionally, in 2002 and 2003, the Company repurchased $73.8 million of its common stock which was well in excess of historical levels. Such discretionary strategies were undertaken to optimize the significant capital generated from the asset and business sales mentioned above. The Company carefully monitors these capital management activities so that they align with other corporate goals including: maintaining its status as a "well-capitalized" financial institution as defined by the standards of its federal banking regulator, the OTS; supporting asset growth; and funding other capital investments. While management expects investment purchases and share repurchases to be a continuing part of its capital management strategy, the increased levels of investment purchases and share repurchases in 2002 and 2003 are not expected to continue.

         During the nine months ended September 30, 2004, net loan growth resulted in the use of $171.8 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. Management expects this trend to continue. While the Company's loan to deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings, primarily through the Federal Home Loan Bank of Pittsburgh.

         Additionally, during the nine months ended September 30, 2004, $19.4 million in cash was provided by operating activities, while $51.4 million in cash was provided through the net increase in demand and savings deposits and $152.9 million through the net increase in time deposits. For the period, cash and cash equivalents increased $32.4 million to $192.9 million.

NONPERFORMING ASSETS

         The following table sets forth the Corporation's nonperforming assets and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                          September 30            December 31,
                                                               2004                    2003
                                                         ---------------         -----------
                                                                     (In Thousands)
Nonaccruing loans:
     Commercial ...................................   $       1,251           $       1,549
     Consumer .....................................             310                     240
     Commercial mortgage ..........................             960                     941
     Residential mortgage .........................           1,847                   2,513
     Construction .................................               -                       -
                                                      -------------           -------------

Total nonaccruing loans ...........................           4,368                   5,243
Assets acquired through foreclosure ...............             159                     301
                                                      -------------           -------------

Total nonperforming assets ........................   $       4,527           $       5,544
                                                      =============           =============

Past due loans:
     Residential mortgages ........................   $         176           $         915
     Commercial and commercial mortgages ..........               -                     129
     Consumer .....................................             152                     148
                                                      -------------           -------------

Total past due loans ..............................   $         328           $       1,192
                                                      =============           =============

Ratios:
     Nonaccruing loans to total loans (1) .........            0.29%                   0.40%
     Allowance for loan losses to gross loans (1)..            1.61%                   1.69%
     Nonperforming assets to total assets .........            0.19%                   0.25%
     Loan loss allowance to nonaccruing loans (2)..             524%                    422%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) ...................             505%                    399%

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.


         Nonperforming assets decreased $1.0 million between December 31, 2003 and September 30, 2004. The decrease resulted primarily from a $666,000 decrease in nonaccruing residential mortgage loans, a $298,000 decrease in commercial loans, and a $142,000 decrease in assets acquired through foreclosure. These were partially offset by increases in consumer and commercial mortgage loans. An analysis of the change in the balance of nonperforming assets is presented below:

                                                 For the Nine
                                                  Months Ended              For the Year Ended
                                              September 30, 2004            December 31, 2003
                                              ------------------            ------------------
                                                                (In Thousands)
Beginning balance.............................      $    5,544                   $   7,433
     Additions ...............................           3,881                       7,299
     Collections..............................          (3,633)                     (6,992)
     Transfers to accrual/restructured status.            (879)                       (945)
     Charge-offs / write-downs, net...........            (386)                     (1,251)
                                                    ----------                   ---------

Ending balance................................      $    4,527                   $   5,544
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At September 30, 2004, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $15.8 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 99% at September 30, 2004 compared to 83% at December 31, 2003. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -0.65% at September 30, 2004 from -7.95% at December 31, 2003. The change in sensitivity since December 31, 2003 is the result of the current interest rate environment and the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows from discontinued operations as well as the interest rate-sensitive funding for these assets.

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at September 30, 2004 and 2003, calculated in compliance with Thrift Bulletin No. 13a:

                                                      At September 30,
                             --------------------------------------------------------------------
                                         2004                                   2003
                             --------------------------------   ---------------------------------
              Change in      % Change in                         % Change in
            Interest Rate    Net Interest     Net Portfolio      Net Interest      Net Portfolio
           (Basis Points)     Margin (1)     Value Ratio (2)       Margin (1)    Value Ratio (2)
           -------------     -------------    --------------     ------------   ---------------
                +300             1%             9.14%              -9%                 8.70%
                +200             1%             9.29%              -6%                 9.05%
                +100             0%             9.36%              -3%                 9.35%
                   0             0%             9.39%               0%                 9.57%
                -100            -1%             9.30%              -2%                 9.38%
                -200 (3)        -8%             9.01%              -8%                 9.49%
                -300 (3)       -17%             8.96%             -19%                10.24%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points are not deemed meaningful at September 30, 2004 and 2003 given the historically low absolute level of interest rates at those times.

COMPARISON FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Results of Operations

         The Corporation recorded net income of $6.6 million or $0.88 per diluted share for the third quarter of 2004. This compares to $5.3 million or $0.66 per diluted share for the same quarter last year.

         Net income for the nine months ended September 30, 2004 was $19.0 million or $2.49 per diluted share. This compares to $56.4 million or $6.74 per diluted share for the comparable period last year. The results for the nine months ended September 30, 2003 include a $41.3 million or $4.93 per diluted share gain on the sale of the Corporation's sub-prime mortgage banking subsidiary, Wilmington Finance, Inc., (WF) and a $117,000 or $0.01 per diluted share gain on the sale of the Corporation's subsidiary engaged in Internet and branchless banking, CustomerOne Financial Network, Inc. and related interests in its Everbank Division. Income from continuing operations was $19.0 million or $2.49 per diluted share for the nine months ended September 30, 2004. Excluding gains on the sale of businesses, income from continuing operations for the nine months ended September 30, 2003 was $15.0 million or $1.80 per diluted share.

Net Interest Income

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                  Three Months Ended September 30,
                                            --------------------------------------------------------------------------------
                                                             2004                                        2003
                                            --------------------------------------      ------------------------------------
                                            Average                        Yield/        Average                    Yield/
                                            Balance        Interest       Rate (1)       Balance       Interest     Rate (1)
                                            ---------     -----------    ---------      ----------   ------------  ---------
Assets:                                                                      (Dollars in Thousands)
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans.....     $  450,707    $   6,409       5.69%         $  344,043    $   4,798      5.58%
     Residential real estate loans....        445,748        5,830       5.23             452,826        6,548      5.78
     Commercial loans ................        350,263        4,254       5.07             260,972        3,106      5.08
     Consumer loans...................        210,449        3,356       6.34             187,536        3,330      7.04
                                           ----------    ---------                     ----------    ---------
       Total loans....................      1,457,167       19,849       5.53           1,245,377       17,782      5.80
Mortgage-backed securities (4)........        520,356        5,468       4.20             522,902        2,759      2.11
Loans held-for-sale (3)...............          2,349           33       5.62               9,416          140      5.95
Investment securities (4).............        109,086        1,090       4.00              27,319          284      4.16
Other interest-earning assets ........         48,784          161       1.31              46,116          212      1.82
                                           ----------    ---------                     ----------    ---------
     Total interest-earning assets....      2,137,742       26,601       5.03           1,851,130       21,177      4.64
                                                         ---------                                   ---------
Allowance for loan losses.............        (23,482)                                    (22,485)
Cash and due from banks...............         54,439                                      48,397
Cash in non-owned ATMs................        126,808                                      91,836
Loans, operating leases and other
  assets of discontinued operations...          2,992                                      18,228
Bank owned life insurance.............         51,302                                           -
Other noninterest-earning assets......         48,963                                      37,728
                                           ----------                                  ----------
     Total assets.....................     $2,398,764                                  $2,024,834
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $  146,665    $     236       0.64%         $  112,220    $      63      0.22%
     Savings..........................        316,910          318       0.40             318,515          359      0.45
     Retail time deposits ............        225,906        1,128       1.99             247,838        1,346      2.15
                                           ----------    ---------                     ----------    ---------
       Total interest-bearing
         retail deposits                      689,481        1,682       0.97             678,573        1,768      1.03
     Jumbo certificates of deposits ..         50,578          211       1.66              32,662          114      1.38
     Brokered certificates of deposit.        102,067          427       1.66                   -            -         -
                                           ----------    ---------                     ----------    ---------
       Total interest-bearing deposits        842,126        2,320       1.10             711,235        1,882      1.05
FHLB of Pittsburgh advances...........        899,922        6,038       2.63             736,057        5,353      2.85
Trust preferred borrowings............         51,547          551       4.18              50,000          489      3.83
Other borrowed funds..................        177,392          599       1.35             112,537          240      0.85
Cost of funding discontinued operations             -          (27)         -                   -         (186)        -
                                           ----------    ---------                     ----------    ---------
     Total interest-bearing liabilities     1,970,987        9,481       1.92           1,609,829        7,778      1.93
                                                         ---------                                   ---------
Noninterest-bearing demand deposits...        227,319                                     196,155
Other noninterest-bearing liabilities.         15,929                                      28,060
Minority interest ....................            259                                          50
Stockholders' equity..................        184,270                                     190,740
                                           ----------                                  ----------
Total liabilities and
  stockholders' equity                     $2,398,764                                  $2,024,834
                                           ==========                                  ==========
Excess of interest-earning assets
     over interest-bearing liabilities     $  166,755                                  $  241,301
                                           ==========                                  ==========
Net interest and dividend income......                   $  17,120                                   $  13,399
                                                         =========                                   =========

Interest rate spread..................                                   3.11%                                      2.71%
                                                                         ====                                       ====

Net interest margin...................                                   3.26%                                      2.96%
                                                                         ====                                       ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.

                                                                       Nine Months Ended September 30,
                                            --------------------------------------------------------------------------------
                                                             2004                                       2003
                                            -------------------------------------       ------------------------------------
                                            Average                       Yield/         Average                    Yield/
                                            Balance        Interest       Rate (1)       Balance       Interest     Rate (1)
                                            ---------     -----------    ---------      ----------   ------------  ---------
Assets:                                                                        (Dollars in Thousands)
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ....     $  414,705     $ 17,044       5.40%         $  314,556     $ 13,670      5.73%
     Residential real estate loans ...        448,215       17,819       5.30             447,719       20,291      6.04
     Commercial loans ................        330,619       11,499       4.91             239,244        9,203      5.54
     Consumer loans...................        201,908        9,745       6.45             186,031       10,204      7.33
                                           ----------     --------                     ----------     --------
       Total loans....................      1,395,447       56,107       5.44           1,187,550       53,368      6.09
Mortgage-backed securities (4)........        509,518       14,884       3.89             464,853       10,306      2.96
Loans held-for-sale (3)...............          1,983           97       6.52               6,201          331      7.12
Investment securities (4).............        114,892        3,438       3.99              21,818          713      4.36
Other interest-earning assets ........         47,016          519       1.47              55,830          836      2.00
                                           ----------     --------                     ----------     --------
     Total interest-earning assets....      2,068,856       75,045       4.89           1,736,252       65,554      5.10
                                                          --------                                    --------
Allowance for loan losses.............        (23,006)                                    (22,061)
Cash and due from banks...............         50,420                                      47,763
Cash in non-owned ATMs................        114,208                                      86,279
Loans, operating leases and other
   assets of discontinued operations..          5,748                                      29,803
Bank-owned life insurance.............         47,241                                           -
Other noninterest-earning assets......         43,549                                      33,421
                                           ----------                                  ----------
     Total assets.....................     $2,307,016                                  $1,911,457
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................     $  126,557     $    387       0.41%         $  106,595     $    250      0.31%
     Savings..........................        318,989          973       0.41             309,993        1,288      0.56
     Retail time deposits ............        224,845        3,218       1.91             259,940        4,603      2.37
                                           ----------     --------                     ----------     --------
       Total interest-bearing
       retail deposits                        670,391        4,578       0.91             676,528        6,141      1.21
     Jumbo certificates of deposits ..         46,448          531       1.53              27,887          332      1.59
     Brokered certificates of deposit.         68,366          836       1.63                   -            -         -
                                           ----------     --------                     ----------     --------
       Total interest-bearing deposits        785,205        5,945       1.01             704,415        6,473      1.23
FHLB of Pittsburgh advances...........        863,102       17,602       2.68             632,776       15,474      3.22
Trust preferred borrowings............         51,033        1,550       3.99              50,000        1,478      3.90
Other borrowed funds..................        185,919        1,490       1.07             101,088          793      1.05
Cost of funding discontinued operations             -         (150)         -                   -         (881)        -
                                           ----------     --------                     ----------     --------
     Total interest-bearing liabilities     1,885,259       26,437       1.87           1,488,279       23,337      2.09
                                                          --------                                    --------
Noninterest-bearing demand deposits...        218,122                                     183,943
Other noninterest-bearing liabilities.         14,219                                      35,063
Minority interest ....................            180                                          39
Stockholders' equity..................        189,236                                     204,133
                                           ----------                                  ----------
Total liabilities and
  stockholders' equity                     $2,307,016                                  $1,911,457
                                           ==========                                  ==========
Excess of interest-earning assets
     over interest-bearing liabilities     $  183,597                                  $  247,973
                                           ==========                                  ==========
Net interest and dividend income......                    $ 48,608                                    $ 42,217
                                                          ========                                    ========

Interest rate spread..................                                   3.02%                                      3.01%
                                                                         ====                                       ====

Net interest margin...................                                   3.19%                                      3.31%
                                                                         ====                                       ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale

         Net interest income for the third quarter of 2004 was $17.1 million. This compares to $13.4 million for the same quarter of 2003. This increase in net interest income was partially due to the growth in total average loans of $211.8 million for the third quarter of 2004 compared to the same quarter of 2003. Additionally, the yield on mortgage-backed securities increased by 2.09% and the yield on total interest earning assets increased by .39%. The yield on interest bearing liabilities declined by 1 basis point. The net interest margin of 3.26% for the third quarter of 2004 increased from 2.96% for the third quarter of 2003. The margin benefited from the higher yield on mortgage-backed securities investments and was negatively impacted by lower yields on loans. The yield on loans has been declining due to the low interest rate environment during the last year and the significant amount of loan growth at lower rates.

         Net interest income for the nine months ended September 30, 2004 was $48.6 million. This compares to $42.2 million for the same period of 2003. This increase in net interest income was mainly due to higher loan and investment volumes and increased yield on mortgage-backed securities. The net interest margin of 3.19% declined from 3.31% for the first nine months of 2004. The margin was compressed by the downward trend in loan yields during 2004.

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

         Management establishes the loan loss allowance in accordance with generally accepted accounting principles in the United States and the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

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

         WSFS' loan officers and risk managers meet quarterly to discuss and review these conditions and risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio management is able to adjust specific and inherent loss estimates based upon the availability of more recent information. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such losses. The Company also gives consideration to the results of these regulatory agency examinations. The provision for loan losses from continuing operations increased from $2.0 million for the first nine months of 2003 to $2.4 million for the first nine months of 2004, primarily a result of growth in commercial loans and commercial real estate loans from period to period.

         The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

         The following table represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                 2004                          2003
                                                                 ----                          ----
                                                                     (Dollars in Thousands)
Beginning balance .....................................    $ 22,386                        $ 21,452
Provision for loan losses of continuing operations.....       2,370                           2,025
Charge-offs:
     Residential real estate ..........................         200                             311
     Commercial real estate (1) .......................           -                               -
     Commercial........................................         198                             653
     Consumer .........................................         586                             605
                                                           --------                        --------
        Total charge-offs..............................         984                           1,569
                                                           --------                        --------
Recoveries:
     Residential real estate ..........................          29                               -
     Commercial real estate (1) .......................           -                             202
     Commercial .......................................         175                              77
     Consumer..........................................          76                             106
                                                           --------                        --------
        Total recoveries ..............................         280                             385
                                                           --------                        --------

Net charge-offs .......................................         704                           1,184
                                                           --------                        --------
Ending balance.........................................    $ 24,052                        $ 22,293
                                                           ========                        ========

Net charge-offs to average gross loans
  outstanding, net of unearned income (2)..............        0.07%                           0.13%
                                                           ========                        ========

(1)  Includes commercial mortgage and construction loans.
(2) Ratios for the nine months ended September 30, 2004 and 2003 are annualized.

Noninterest Income

         Noninterest income for the quarter ended September 30, 2004 was $8.2 million compared to $6.5 million for the third quarter of 2003. The increase was primarily due to increases of $779,000 in card and ATM fee income, $525,000 of which was due to growth in the CashConnect segment, during the third quarter of 2004 compared to the third quarter of 2003. In addition, the increase was due to fee income of $584,000 from Montchanin Capital Management, Inc. for the quarter ended September 30, 2004. This fee increase is a direct result of the 60% ownership in Cypress Capital Management Inc., purchased January 1, 2004. Finally, there was additional fee income of $558,000 in the third quarter 2004 from the January 2004 investment in BOLI. Income from this long-term illiquid investment is shown as noninterest income in accordance with generally accepted accounting principles in the United States. These increases were partially offset by lower loan fee income of $278,000 and lower gains on the sale of loans and securities of $303,000. These decreases resulted primarily from generally higher interest rates and reduced refinancing activity during the third quarter of 2004 as compared to the third quarter of 2003.

         Noninterest income for the nine months ended September 30, 2004 was $23.9 million compared to $19.7 million for the same period in 2003. The increase was primarily due to credit/debit card and ATM income, which increased $1.7 million, $1.3 million of which was due to growth in the CashConnect segment, over the same period in 2003. In addition, consistent with the quarter, the increase was due to year to date fee income of $1.7 million from Montchanin Capital Management, Inc. This fee increase is a direct result of the 60% ownership in Cypress Capital Management Inc., purchased January 1, 2004. This improvement was also due to fee income of $1.7 million from the January 2004 investment in BOLI. The remainder of the growth in noninterest income for the nine months ended September 30, 2004 was in deposit service charges, which increased $350,000 from the same period in 2003. Partially offsetting these increases was a $1.1 million decrease in gain on the sale of loans and securities for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. These decreases resulted primarily from generally higher interest rates and reduced refinancing activity during the nine months ended September 30, 2004 as compared to the same period of 2003.

Noninterest Expense

         Noninterest expenses for the quarter ended September 30, 2004 were $14.2 million, or $2.6 million above the $11.5 million for the same period of 2003. Included in the third quarter 2004 results were $477,000 in operating expenses related to Montchanin Capital Management, Inc. This expense increase is a direct result of the 60% ownership in Cypress Capital Management Inc., purchased January 1, 2004. In addition, salaries, benefits, & other compensation increased $908,000 (excluding Montchanin Capital Management) during the third quarter 2004 as compared to the third quarter 2003. This increase was primarily due to normal salary increases and the Company's continued branch expansion efforts during the third quarter 2004. Also, other operating expenses increased $891,000 during the third quarter 2004 as compared to the same period of 2003 (excluding Montchanin Capital Management). This change in operating expenses was partially due to an additional $418,000 of expenses incurred at the Cash Connect segment. These expenses were mainly due to underlying growth in volumes at CashConnect.

         Noninterest expenses for the nine months ended September 30, 2004 were $40.6 million or $3.7 million above the $36.9 million for the same period of 2003. Consistent with the quarter, this increase was primarily due to $1.5 million in operating expenses related to Montchanin Capital Management Inc., for the nine months ended September 30, 2004. This expense increase is a direct result of the 60% ownership in Cypress Capital Management Inc., purchased January 1, 2004. Included in the nine-months ended September 30, 2003 were $1.3 million of expenses recorded in connection with the sale of WF, the Corporation's sub-prime mortgage banking subsidiary and $303,000 of expenses related to the Corporation's Technology, Organizational and Process Simplification Plan (TOPS). Excluding the above-mentioned items, operating expenses increased $3.9 million, primarily in salaries, benefits and other compensation. This increase was a direct result of the Company's continued growth and branch expansion efforts.

Income Taxes

         The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes from continuing operations during the three and nine months ended September 30, 2004 of $3.5 million and $10.4 million, respectively, compared to an income tax provision from continuing operations of $2.6 million and $7.9 million, for the same periods in 2003. The effective tax rates from continuing operations for the three and nine months ended September 30, 2004 were 35% and 35%, compared to 32% and 35% for the respective comparable periods in 2003.

         The effective tax rates reflect the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, BOLI income in 2004, a fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan, and a provision for state income tax expense. The income tax provision for the nine months ended September 30, 2004 includes $280,000 as a result of additional state taxes WCC is expected to owe due to tax law changes in the State of New Jersey. While the operations of WCC are reflected as discontinued operations, the additional tax provision resulting from the change in tax law has been reflected in income from continuing operations in accordance with SFAS 109.

         The  Corporation  analyzes  its  projections  of  taxable  income on an
ongoing  basis  and  makes   adjustments  to  its  provision  for  income  taxes
accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2004, the Emerging Issues Task Force (EITF) issued Financial Accounting Standards Board (FASB) Staff Position (FSP) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue No. 03-1. The Board has directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of EITF Issue No. 03-1 will be superseded concurrent with the final issuance of proposed FSP EITF Issue No. 03-1-a, Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-1 remains effective. The Corporation will evaluate any potential impact of this revised proposed statement when it is available.

         In March 2004, the FASB issued an exposure draft, Share-Based Payment - An Amendment of Statements No. 123 and 95 that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement ended on June 30, 2004. In October 2004, FASB announced that for public entities, this proposed statement would apply prospectively for reporting periods beginning after June 15, 2005 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using a fair value based method of accounting. The
Corporation is currently evaluating the potential impact of the proposed statement. See Note 1 to the Financial Statements for the Company's disclosure of the retrospective impact of fair value accounting for stock options.

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

Item 3.   Quantitative and Qualitative  Disclosures About Market Risk
          -----------------------------------------------------------

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          The Company is not engaged in any legal proceedings of a material nature at September 30, 2004. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

          The following table lists purchases of the Company's Common Stock during the third quarter of 2004.

                                                                                      Total Number of     Maximum Number
                                                     Total Number       Average      Shares Purchased     of Shares that May
                                                        of Shares      Price Paid   as Part of Publicly   Yet Be Purchased
                                                       Purchased       per Share     Announced Plans         Under  Plans
                                                     --------------    ----------   -----------------      -------------------

           July 1, to July 31, 2004                            0         $0.00                  0               755,505

           August 1, to August 31, 2004                        0         $0.00                  0               755,505

           September 1, to September 30, 2004                170(1)     $50.32                  0               755,505
                                                             ---

           Total for the quarter ended September 30, 2004    170        $50.32


           (1) 170 shares of Common Stock were purchased by the Company in a private transaction resulting from the exercise of stock options.

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

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not applicable

Item 5.    Other Information
           -----------------

           Not applicable

Item 6.    Exhibits
           --------

     (a)   Exhibit  31  -   Certifications   pursuant  to  Section  302  of  the
           Sarbanes-Oxley Act of 2002

     (b)   Exhibit  32  -  Certifications   pursuant   to  Section  906  of  the
           Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   WSFS FINANCIAL CORPORATION





Date:  November 9, 2004                      /s/  MARVIN N. SCHOENHALS
                                             ----------------------------------
                                                  Marvin N. Schoenhals
                                                  Chairman and President






Date:  November 9, 2004                      /s/  MARK A. TURNER
                                             ----------------------------------
                                                  Mark A. Turner
                                                  Chief Operating Officer
                                                    and Chief Financial Officer