Form 10-K
period 2004-12-31
WSFS FINANCIAL CORP
filed 2005-03-16
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from           to
                                                         ------    ------

                         Commission file number 0-16668

                         ------------------------------

                           WSFS FINANCIAL CORPORATION

                           --------------------------

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


        Registrant's telephone number, including area code (302) 792-6000
                                                           --------------

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

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the Nasdaq National Marketsm as of June 30, 2004 was $205,374,000. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 5% of the outstanding shares.

         As of March 10, 2005, there were issued and outstanding 7,100,580 shares of the registrant's common stock.

                          ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2005 are incorporated by reference in Part III hereof. Portions of the 2004 Annual Report to Shareholders are incorporated by reference in Part II.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                    Part I

                                                                                                                    Page
                                                                                                                    ----


Item 1.           Business  ..............................................................................              3

Item 2.           Properties  ............................................................................             19

Item 3.           Legal Proceedings.......................................................................             21

Item 4.           Submission of Matters to a Vote of Security Holders.....................................             21

                                    Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder  Matters..................             22

Item 6.           Selected Financial Data.................................................................             22

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................             23

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..............................             23

Item 8.           Financial Statements and Supplementary Data.............................................             23

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................................             23

Item 9A.          Controls and Procedures.................................................................             23

Item 9B.          Other Information.......................................................................             25

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant......................................             25

Item 11.          Executive Compensation..................................................................             25

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
                    Matters...............................................................................             25

Item 13.          Certain Relationships and Related Transactions..........................................             26

Item 14.          Principal Accountant Fees and Services..................................................             26

Item 15.          Exhibits and Financial Statement Schedules..............................................             26

                  Signatures..............................................................................             29

                                       -2-

                                     PART I

FORWARD-LOOKING STATEMENTS

         Within this Annual Report on Form 10-K and exhibits thereto, management has included certain "forward-looking statements" concerning the future operations of WSFS Financial Corporation (the "Company" or "Corporation"). It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in its financial statements. Management has used "forward-looking statements" to describe the future plans and strategies including expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. WSFS Financial Corporation does not undertake and specifically disclaims any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.  BUSINESS
-----------------

GENERAL

         WSFS Financial Corporation (the "Company" or "Corporation") is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund
Society, FSB (Bank or WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank, which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. WSFS has served the residents of the Delaware Valley for 173 years. WSFS is the largest thrift institution headquartered in Delaware and the fifth largest financial institution in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The long-term strategy of the Corporation is to improve its status as a high-performing financial services company by focusing on its core community banking business.

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. WSFS serves customers primarily from its main office, 24 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. The Corporation's website is www.wsfsbank.com. The Corporation makes available on its website, as soon as reasonably practicable after it electronically files with or furnishes such material to the Securities and Exchange Commission, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on From 8-K and amendments to those reports pursuant to Section 13(a) of the Exchange Act.

         The Corporation has two consolidated subsidiaries, WSFS and Montchanin Capital Management, Inc. (Montchanin). The Corporation also has one unconsolidated affiliate, WSFS Capital Trust I. The Corporation has no unconsolidated subsidiaries or off-balance sheet entities. Fully-owned and continuing consolidated subsidiaries of WSFS include WSFS Investment Group, Inc., which markets various third-party insurance products and securities through WSFS' retail banking system; and WSFS Reit, Inc., which holds qualifying real estate assets and may be used in the future to raise capital.

         In 2000, the Board of Directors approved management's plans to discontinue the operations of WSFS Credit Corporation (WCC). At December 31, 2000 WCC had 7,300 lease contracts and 2,700 loan contracts, compared to 52 lease contracts and 223 loan contracts at December 31, 2004. WCC no longer accepts new applications but continues to service existing loans and leases until their maturity.

         In addition to the wholly owned subsidiaries, in the past, WSFS had consolidated two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington Finance, Inc. (WF). C1FN, then a 21% owned subsidiary engaged in Internet and branchless banking, was sold in November 2002. WF, a majority owned subsidiary, engaged in sub-prime residential mortgage banking was sold in January 2003. Both subsidiaries are therefore classified as businesses held-for-sale in the Financial Statements. For a further discussion, see the Businesses Held-for-Sale section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and Note 3 to the Financial Statements of the Corporation's 2004 Annual Report to Shareholders (Annual Report). These divestitures were consistent with strategic actions of WSFS to simplify its operations and better focus resources and capital on WSFS' core bank.

         Montchanin has one consolidated non-wholly owned subsidiary, Cypress Capital Management LLC (Cypress). Cypress, a 60% owned subsidiary is a Wilmington based investment advisory firm serving high net-worth individuals and institutions.


COMPETITION

         WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. It attracts retail and commercial deposits primarily through its system of 24 banking offices at December 31, 2004. Nineteen banking offices are located in northern Delaware's New Castle County, WSFS' primary market. In addition to its business deposits, these banking offices maintain approximately 135,000 total deposit account relationships with approximately 48,000 total households in New Castle County, or 26% of all households in New Castle County, Delaware. Two banking offices are in the state capital, Dover, located in central Delaware's Kent County and one banking office is located in southern Delaware's Sussex County. Two other banking offices are located in southeastern Pennsylvania. In addition to its banking offices, WSFS also attracts commercial loans through its loan production offices.

         The competition for deposit and loan products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers.

SUBSIDIARIES

         The Corporation has two consolidated subsidiaries, WSFS and Montchanin. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust I. The Corporation has no unconsolidated subsidiaries or off-balance sheet entities. WSFS Capital Trust I was formed in 1998 to issue Trust Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation. The Corporation used the proceeds from the Junior Subordinated Debentures for general corporate purposes, including the redemption of higher yielding debt.

         At December 31, 2004, WSFS had three wholly-owned, first-tier subsidiaries WSFS Investment Group, WSFS Reit, Inc and WCC. In addition to the wholly owned subsidiaries, at December 31, 2002, the Corporation consolidated a non-wholly owned subsidiary, WF. WF was sold in January 2003 and is listed as a business held-for-sale at December 31, 2002. For a further discussion, see the businesses held for sale section of the MD&A and Note 3 to the Financial Statements of the Corporation's 2004 Annual Report.

         WSFS Investment Group, Inc. was formed in 1989. This subsidiary markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through WSFS' retail banking system. WSFS Reit, Inc. is a real estate investment trust formed in 2002 to hold qualifying real estate assets and may be used in the future to raise capital. WCC is engaged primarily in indirect motor vehicle leasing. In 2000, the Corporation approved plans to discontinue the operations of WCC. WCC, which had 52 lease contracts and 223 loan contracts at December 31, 2004, no longer accepts new applications but continues to service existing loans and leases until their maturity. For a detailed discussion, see the Discontinued Operations section of the MD&A and Note 2 to the Financial Statements of the Corporation's 2004 Annual Report.

         Montchanin was formed in late 2003 to provide asset management services in the Corporation's primary market area. In January 2004, Montchanin acquired a 60% interest in Cypress. Cypress is a Wilmington based investment advisory firm servicing high net-worth individuals and institutions.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

         Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in "Results of Operations" included in the MD&A.

INVESTMENT ACTIVITIES

         The Corporation's short-term investment portfolio is intended to provide collateral for borrowings and to meet liquidity requirements. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:


                                                                           December 31,
                                              ---------------------------------------------------------------------------
                                                       2004                   2003                       2002
                                              ----------------------   ------------------------    ----------------------
                                                            Percent                   Percent                   Percent
                                                              of                        of                        of
                                              Amount         Assets     Amount         Assets      Amount        Assets
                                              ------       ---------    ------       ----------    ------      ----------
                                                                       (Dollars In Thousands)
Held-to-Maturity:
-----------------

Corporate bonds.............................  $    310         -%       $    310         -%       $    310          -%
State and political subdivisions ...........     7,457       0.3          10,100       0.5          10,414        0.6
                                              --------       ---        --------       ---        --------        ---
                                                 7,767       0.4          10,410       0.5          10,724        0.6
                                              --------       ---        --------       ---        --------        ---
Available-for-Sale:
-------------------

Reverse Mortgages...........................      (109)        -             193         -           1,131        0.1
U.S. Government and agencies................    89,718       3.6         105,885       4.8          11,053        0.7
                                              --------       ---        --------       ---        --------        ---
                                                89,609       3.6         106,078       4.8          12,184        0.7
                                              --------       ---        --------       ---        --------        ---

Short-term investments:
-----------------------

Federal funds sold and securities purchased
    under agreements to resell..............         -         -               -         -          64,045        3.8
Interest-bearing deposits in other banks (1)       531         -           1,095         -           7,476        0.4
                                              --------       ---        --------       ---        --------        ---
                                                   531         -           1,095         -          71,521        4.2
                                              --------       ---        --------       ---        --------        ---
                                              $ 97,907       3.9%       $117,583       5.3%       $ 94,429        5.5%
                                              ========       ===        ========       ===        ========        ===

(1) Interest-bearing deposits in other banks do not include deposits with a maturity greater than one year.


         Proceeds from the sale of investment securities classified as available-for-sale during 2004 were $25.1 million, with a gain of $1,000 realized on these sales. Municipal bonds totaling $2,678,267 were called by the issuers. Proceeds from the sale of investments during 2003 and 2002 were $21.3 million and $1.8 million respectively. There was a net gain of $200,000 realized on sales in 2003 and $15,000 loss realized on sales in 2002. The cost basis for all investment security sales was based on the specific identification method. There were no sales of investment securities classified as held-to-maturity.

         The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2004. Substantially all of the related interest and dividends represent taxable income.

                                                                     At December 31, 2004
                                                                     --------------------
                                                                                  Weighted
                                                                                   Average
                                                                    Amount        Yield (1)
                                                                    ------        ---------
                                                                    (Dollars in Thousands)
           Held-to-Maturity:
           -----------------

           Corporate bonds:
             Within one year......................................  $      62        6.80%
             After one but within five years......................         62        7.05
             After five but within ten years......................         62        7.32
             After ten years......................................        124        7.52
                                                                    ---------

                                                                          310        7.24
                                                                    ---------

           State and political subdivisions (2):
             Within one year......................................  $   2,493        7.20
             After one but within five years......................      2,037        7.33
             After five but within ten years......................      1,390        7.53
             After ten years......................................      1,537        5.24
                                                                    ---------

                                                                        7,457        6.89
                                                                    ---------

           Total debt securities, held-to-maturity................      7,767        6.91
                                                                    ---------

           Available-for-Sale:
           -------------------

           Reverse Mortgages (3):
             Within one year......................................  $    (109)          -
                                                                    ---------
                                                                         (109)          -
                                                                    ---------

           U.S. Government and agencies:
             Within one year......................................  $   3,971        2.17
             After one but within five years......................     85,747        2.46
                                                                    ---------
                                                                       89,718        2.45
                                                                    ---------

           Total debt securities..................................     97,485        2.80
                                                                    ---------

           Short-term investments:
           -----------------------

             Interest-bearing deposits in other banks.............        531        2.02
                                                                    ---------

           Total short-term investments...........................        531        2.02
                                                                    ---------

                                                                    $  97,907        2.80%
                                                                    =========

(1) Reverse mortgages have been excluded from weighted average yield calculations because income can vary significantly from reporting period to reporting period due to the volatility of factors used to value the portfolio.
(2) Yields on state and political subdivisions are not calculated on a tax-equivalent basis since the effect would be immaterial.
(3) Reverse mortgages do not have contractual maturities. The Corporation has included reverse mortgages in maturities within one year.

         In addition to the foregoing investment securities, the Corporation has maintained an investment portfolio of mortgage-backed securities, $11.9 million of which is classified as "trading." At December 31, 2004 mortgage-backed securities with a par value of $367.6 million were pledged as collateral for retail customer repurchase agreements, municipal deposits and Federal Home Loan Bank advances. Accrued interest receivable for mortgage-backed securities was $1.9 million and $2.0 million at December 31, 2004 and 2003, respectively. Proceeds from the sale of mortgage-backed securities classified as available-for-sale were $51.3 million in 2004, resulting in a net gain of $248,000.

         The following table sets forth the book value of mortgage-backed securities and their related weighted average contractual rates at the end of the last three fiscal years.


                                                                              December 31,
                                              ------------------------------------------------------------------------
                                                         2004                   2003                   2002
                                              ---------------------    -----------------      ------------------------
                                                                         (Dollars in Thousands)

                                                 Amount        Rate       Amount      Rate        Amount        Rate
                                                 ------       ------      ------     ------       ------        -----
Held-to-Maturity:
-----------------

Collateralized mortgage obligations ........   $       -           -%  $   1,785      6.32%      $ 13,881       6.90%
FNMA........................................           -           -           -         -         11,614       5.15
FHLMC.......................................           4        6.06          29      8.13         13,662       5.53
                                               ---------        ----    --------      ----        -------       ----
                                               $       4        6.06%  $   1,814      6.18%      $ 39,157       5.90%
                                               =========        ====    ========      ====        =======       ====

Available-for-Sale:
-------------------

Collateralized mortgage obligations.........     401,231        4.38%    390,467      4.29%       $84,735       4.68%
FNMA........................................      58,650        3.86      70,345      3.90         13,346       4.74
FHLMC.......................................      33,788        3.80      37,936      3.70              -          -
GNMA........................................      18,520        4.15      18,463      4.28              -          -
                                               ---------        ----    --------      ----        -------       ----
                                               $ 512,189        4.27%   $517,211      4.19%       $98,081       4.69%
                                               =========        ====    ========      ====        =======       ====
Trading:
--------

Collateralized mortgage obligations.........   $  11,951        5.32%   $ 11,527      4.14%       $11,000       4.42%
                                               =========        ====    ========      ====        =======       ====



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

         The following table sets forth the composition of the Corporation's loan portfolio by type of loan at the dates indicated. Other than as disclosed below, the Corporation had no concentrations of loans exceeding 10% of total loans at December 31, 2004:


                                                                            December 31,
                             -------------------------------------------------------------------------------------------------------
                                        2004                2003                 2002                   2001              2000
                             --------------------- --------------------  ---------------------  ------------------- ----------------
Types of Loans                  Amount    Percent     Amount   Percent     Amount     Percent      Amount   Percent  Amount  Percent
--------------                  ------    -------     ------   -------     ------     -------      ------   -------  ------  -------
                                                                                   (Dollars in Thousands)
Residential real estate (1)   $  443,023    28.9%  $  458,408     35.1%  $  541,465     45.2%   $  487,845   43.7   $440,136   45.7%
Commercial real estate:
Commercial mortgage.........     416,287    27.1      335,050     25.7      228,089     19.1       208,286   18.7    190,707   19.8
Construction................     120,604     7.9       54,742      4.2       59,555      5.0        48,002    4.3     30,183    3.1
                              ----------   -----   ----------   ------   ----------    -----    ----------  -----   --------  -----
   Total commercial
     real estate............     536,891    35.0      389,792     29.9      287,644     24.1       256,288   23.0    220,890   22.9
Commercial..................     368,752    24.0      292,516     22.4      209,567     17.5       197,790   17.7    151,887   15.7
Consumer....................     210,959    13.7      186,133     14.3      181,851     15.2       198,366   17.8    175,268   18.2
                              ----------   -----   ----------   ------   ----------    -----    ----------  -----   --------  -----
Gross loans.................   1,559,625   101.6    1,326,849    101.7    1,220,527    102.0     1,140,289  102.2    988,181  102.5

Less:
(Deferred fees)
  unearned income...........         (64)    0.0         (414)     0.0        2,043      0.2         3,320    0.3      3,268    0.3
Allowance for loan losses...      24,222     1.6       22,386      1.7       21,452      1.8        21,597    1.9     21,423    2.2
                              ----------   -----   ----------   ------   ----------    -----    ----------  -----   --------  -----
 Net loans..................  $1,535,467   100.0%  $1,304,877    100.0%  $1,197,032    100.0%   $1,115,372  100.0%  $963,490  100.0%
                              ==========   =====   ==========   ======   ==========    =====    ==========  =====   ========  =====


(1)  Includes  $3,249,  $1,465,  $121,349,  $84,691,  and $23,274 of residential mortgage loans held-for-sale at December 31, 2004, 2003, 2002, 2001, and 2000, respectively.

         The following table sets forth information as of December 31, 2004 regarding the amount of loans maturing in the Corporation's portfolios, including scheduled repayments of principal based on contractual terms to maturity. In addition, the table sets forth the amount of loans maturing during the indicated periods based on whether the loan has a fixed or adjustable rate. Loans having no stated maturity or repayment schedule are reported in the Less than One Year category.


                               Less than           One to           Over
                               One Year         Five Years      Five Years    Total
                               --------         ----------      ----------    -----
                                                    (In Thousands)

Real estate loans (1).......  $    57,738      $   323,685    $  474,638   $   856,061
Construction loans..........       33,025           84,429         3,150       120,604
Commercial loans............      153,306          136,285        79,161       368,752
Consumer loans .............       84,979           54,043        71,937       210,959
                              -----------      -----------    ----------   -----------
                              $   329,048      $   598,442    $  628,886   $ 1,556,376
                              ===========      ===========    ==========   ===========
Rate sensitivity:
  Fixed.....................  $    46,204      $   173,205    $  243,393   $   462,802
  Adjustable................      282,844          425,237       385,493     1,093,574
                              -----------      -----------    ----------   -----------
Gross loans.................  $   329,048      $   598,442    $  628,886   $ 1,556,376
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


Residential Real Estate Lending.

         WSFS originates residential mortgage loans with loan-to-value ratios up to 100%. WSFS generally requires private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. WSFS does not have any significant concentrations of such insurance with any one insurer. On a very limited basis, WSFS originates/purchases loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2004, the balance of all such loans was approximately $11.5 million. Generally, residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by Federal Home Loan Mortgage Corporation (FHLMC) to assure maximum eligibility for subsequent sale in the secondary market. However, unless loans are specifically designated for sale, the Corporation holds newly originated loans in its portfolio for long-term investment. Among other things, title insurance is required to insure the priority of its lien, and fire and extended coverage casualty insurance is required for the properties securing the residential loans. All properties securing residential loans made by WSFS are appraised by independent appraisers selected by WSFS and subject to review in accordance with WSFS standards.

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

         In general, loans are sold without recourse except for the repurchase arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. The Corporation also has limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically one year. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower.


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

         WSFS offers commercial construction loans to developers. In some cases these loans are made as "construction/permanent" loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate or LIBOR, in most cases, and adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these items are used as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals be reviewed independently of the commercial lending area. Generally, the loan-to-value ratios for construction loans do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2004, $175.7 million was committed for construction loans, of which $120.6 million had been disbursed.

         WSFS' commercial lending, excluding real estate loans, includes loans for the purpose of working capital, financing equipment acquisitions, business expansion and other business purposes. These loans generally range in amounts up to $10 million, and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to WSFS' prime rate, or LIBOR, at the time of closing. WSFS intends to continue originating commercial loans to in its market area.

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

         Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25% if the difference is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2004, WSFS had a $35.0 million loan to refinance an employee stock ownership plan ("ESOP") loan of a company. The loan payments are 100% secured by discounted U.S. Treasury securities. This company also provides an unsecured guarantee of a loan for an affiliate in the amount of $2.7 million at December 31, 2004. At December 31, 2004, no borrower had collective outstandings exceeding the above limits.

Consumer Lending.

         The primary consumer credit products of the Corporation are equity-secured installment loans and home equity lines of credit. At December 31, 2004, WSFS had equity-secured installment loans totaling $131.9 million, which represented 63% of total consumer loans. A home equity line of credit grants a borrower a line of credit of up to 100% of the appraised value (net of any senior mortgages) of their residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time during the period of agreement. At December 31, 2004, WSFS had extended $128.4 million in home equity lines of credit, of which $56.8 million had been drawn at that date. Home equity lines of credit potentially offer Federal income tax advantages, the convenience of checkbook access and revolving credit features. Although home equity lines of credit expose the Corporation to the risk that falling collateral values may leave it inadequately secured, the Corporation has not had any significant adverse experience to date.

The table below sets forth consumer loans by type, in amounts and percentages at the dates indicated.


                                                                          December 31,
                            -------------------------------------------------------------------------------------------------------
                                   2004                  2003                 2002                 2001                 2000
                            --------------------  --------------------   ------------------   ----------------     ----------------
                                                                      (Dollars in Thousands)

                             Amount    Percent    Amount     Percent    Amount    Percent     Amount   Percent    Amount   Percent
                             ------    -------    ------     -------    ------    -------     ------   -------    ------   -------

Equity secured
   installment loans....... $131,935     62.6%    $124,411    66.9%    $ 123,655   68.1%     $ 125,597   63.3%   $ 113,686    64.8%
Home equity lines of credit   56,755     26.9       39,858    21.4        31,512   17.3         24,161   12.2       24,408    13.9
Automobile.................    5,126      2.4        9,137     4.9        11,728    6.4         11,737    5.9        9,762     5.6
Unsecured lines of credit..    9,338      4.4       10,506     5.6        12,402    6.8         20,156   10.2       16,739     9.6
Other......................    7,805      3.7        2,221     1.2         2,554    1.4         16,715    8.4       10,673     6.1
                            --------    -----     --------   -----     ---------  -----      ---------  -----    ---------   -----

Total consumer loans ...... $210,959    100.0%    $186,133   100.0%    $ 181,851  100.0%     $ 198,366  100.0%   $ 175,268   100.0%
                            ========    =====     ========   =====     =========  =====      =========  =====    =========   =====

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

         During 2004, the Corporation originated $376 million of residential real estate loans. This compares to originations of $317 million in 2003. From time to time, WSFS has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the mid-Atlantic region totaled $68.4 million for the year ended December 31, 2004 and $128 million for 2003. Residential real estate loan sales totaled $51.1 million in 2004, $116 million in 2003 and $1.8 billion in 2002, of which WF represented $1.7 billion in 2002. While WSFS generally intends to hold loans for the foreseeable future, WSFS sells certain newly originated fixed-rate mortgage loans in the secondary market to control the interest rate sensitivity of its balance sheet. The Corporation holds for investment certain of its fixed-rate mortgage loans, with terms under 30 years, consistent with current asset/liability management strategies.

         At December 31, 2004, WSFS serviced approximately $245 million of residential loans for others compared to $245 million at December 31, 2003. The Corporation also services residential loans for its portfolio totaling $412 million and $413 million at December 31, 2004 and 2003, respectively.

         WSFS originates commercial real estate and commercial loans through its commercial lending division. Commercial loans are made for the purpose of working capital, financing equipment acquisitions, business expansion and other business purposes. During 2004, WSFS originated $547 million of commercial and commercial real estate loans compared with $245 million in 2003. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans.

         WSFS' consumer lending is conducted primarily through its branch offices. WSFS originates a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, credit cards, unsecured lines of credit and other secured and unsecured personal installment loans. During 2004, consumer loan originations amounted to $16.8 million compared to $41 million in 2003.

         All loans to one borrowing relationship exceeding $3 million must be approved by the senior management loan committee. The Executive Committee of the Board of Directors approves the minutes of the management loan committee meetings and approves individual loans exceeding $5 million to one borrowing relationship. Individual Officers of WSFS have the authority to approve smaller loan amounts, depending upon their experience and management position. The Bank's credit policy includes a "House Limit" to one borrowing relationship of 50% of its legal lending limit or approximately $18 million.

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

         Most loan fees are considered adjustments of yield in accordance with accounting principles generally accepted in the United States of America and are reflected in interest income. Those fees represented an immaterial amount of interest income during the three years ended December 31, 2004. Loan fees other than those considered adjustments of yield (such as prepayment charges and late charges) are reported as loan fee income, a component of noninterest income.


LOAN LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES

         The Corporation's results of operations can be negatively impacted by nonperforming assets which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest.

         The Corporation endeavors to manage its portfolios to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, WSFS' Risk Management Department monitors the asset quality of the Corporation's loan and investment in real estate portfolios and reports such information to the Credit Policy Committee, the Audit Committee of the Board of Directors and the Controller's Department.


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

         WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of 24 retail banking offices at December 31, 2004. Nineteen banking offices are located in northern Delaware's New Castle County, WSFS' primary market. These banking offices maintain approximately 135,000 total account relationships with approximately 48,000 total households, or 26% of all households in New Castle County, Delaware. Two banking offices are in the state capital, Dover, located in central Delaware's Kent County. One banking office is in Rehoboth located in Delaware's Sussex County and two other banking offices are located in southeastern Pennsylvania.

         The following table sets forth the amount of certificates of deposit of $100,000 or more by remaining maturity at the December 31, 2004:


                                              December 31,
Maturity Period                                  2004
---------------                               ------------
                                             (In Thousands)

Less than 3 months......................        $54,247
Over 3 months to 6 months...............          6,096
Over 6 months to 12 months..............          6,021
Over 12 months..........................         50,053
                                               --------
                                               $116,417
                                               ========


         Borrowings. The Corporation utilizes several borrowing sources to fund operations. As a member of the FHLB of Pittsburgh, WSFS is authorized to apply for advances on the security of the Bank's capital stock ownership in the FHLB and certain of the Bank's residential mortgages and other assets (principally securities which are obligations of or guaranteed by the United States Government and mortgage-backed securities), provided certain standards related to creditworthiness have been met. As a member institution, WSFS is required to hold capital stock in the FHLB of Pittsburgh in an amount at least equal to 5% of the Bank's outstanding advances plus 0.7% of the Bank's unused borrowing capacity.

         WSFS also sells securities under agreements to repurchase with various brokers as an additional source of funding. When entering into these transactions, WSFS is generally required to pledge either government securities or mortgage-backed securities as collateral for the borrowings.

         In 1998, the Corporation's unconsolidated affiliate, WSFS Capital Trust I, issued $51.5 million in Trust Preferred securities due December 11, 2028. For a discussion of the Trust Preferred securities see Note 11 of the Consolidated Financial Statements of the Corporations 2004 Annual Report.


PERSONNEL

         As of December 31, 2004 the Registrant had 490 fulltime equivalent Associates (employees). The Associates are not represented by a collective bargaining unit. Management believes its relationship with its Associates is good.


REGULATION

Regulation of the Corporation

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

         General. The Corporation is a registered savings and loan holding company and is subject to Office of Thrift Supervision (OTS) regulation, examination, supervision and reporting requirements. As a subsidiary of a holding company, WSFS is subject to certain restrictions in its dealings with the Corporation and other affiliates.

         Activities Restrictions. Because the Corporation became a unitary savings and loan holding company prior to May 4, 1999, there generally are no restrictions on its activities. If the Corporation were to acquire another thrift and operate it as a separate entity, it would become subject to the activities restrictions on multiple holding companies. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence, or continue after a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as permissible for bank holding companies. Those activities described in
(vii) above also must be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

         Transactions with Affiliates; Tying Arrangements. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association, generally, is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that is a bank or savings association. In a holding company context, the parent holding company of a savings association (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate that engages in any activity impermissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Savings associations are also prohibited from extending credit, offering services, or fixing or varying the consideration for any extension of credit or service on the condition that the customer obtain some additional service from the institution or certain of its affiliates or that the customer not obtain services from a competitor of the institution, subject to certain limited exceptions.

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

         The OTS capital rule defines Tier 1 or core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for limited amounts of mortgage servicing assets. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2004, WSFS was in compliance with both the core and tangible capital requirements.

         The risk weights assigned by the OTS risk-based capital regulation range from 0% for cash and U.S. government securities to 100% for consumer and commercial loans, non-qualifying mortgage loans, property acquired through foreclosure, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, non-withdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution's reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2004, WSFS was in compliance with the OTS risk-based capital requirements.

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

         Because the Bank Insurance Fund (BIF) achieved its statutory reserve ratio of 1.25% of insured deposits, the FDIC has eliminated deposit insurance premiums for most BIF members. In the event that the BIF should fail to meet its statutory reserve ratio, the FDIC would be required to set semi-annual assessment rates for BIF members that are sufficient to increase the reserve ratio to 1.25% within one year or in accordance with such other schedule that the FDIC adopts by regulation to restore the reserve ratio in not more than 15 years. The FDIC continues to assess BIF member institutions to fund interest payments on certain bonds issued by the Financing Corporation (FICO), an agency of the federal government established to help fund takeovers of insolvent thrifts. Currently, BIF and SAIF members are being assessed at the same rate for debt service on the FICO bonds.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $42.1 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the
reserve   requirement  may  be  to  reduce  the  amount  of  the   institution's
interest-earning assets. As of December 31, 2004 WSFS met its reserve requirements.

ITEM 2. PROPERTIES
------------------

         The following table sets forth the location and certain additional information regarding the Corporation's offices and other material properties at December 31, 2004.

                                                                                 Net Book Value
                                                                                   of Property
                                                      Owned/     Date Lease       or Leasehold
Location                                              Leased       Expires      Improvements (1)      Deposits
--------                                              ------       -------      ----------------      --------
                                                                                           (In Thousands)
                                                                               -----------------------------------
WSFS:
Main Office (2)                                       Owned                                $943        $463,436
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch                                   Leased        2008                     82          47,986
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch                                 Leased        2006                     11          28,249
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch                        Leased        2008                      5          66,021
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch                  Leased        2008                      7          68,760
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch                  Leased        2008                     22          91,582
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch                     Leased        2005                     27          71,338
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
University Plaza Shopping Center Branch               Leased        2008                     20          42,956
  I-95 & Route 273
  Newark, DE  19712
College Square Shopping Center Branch (3)             Leased        2007                    210          73,236
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch                  Leased        2013                     20          64,239
  144 N. DuPont Hwy.
  New Castle, DE  19720
Stanton Branch                                        Leased        2006                     58          13,107
  Inside ShopRite at First State Plaza
  1600 W. Newport Pike
  Wilmington, DE  19804
Glasgow Branch                                        Leased        2008                    101          18,936
  Inside Genuardi's at Peoples Plaza
  Routes 40 & 896
  Newark, DE  19804
Middletown Crossing Shopping Center (4)               Leased        2017                  1,192          20,260
  Route 299 and Silver Lake Road
  Middletown, DE 19709
Dover Branch                                          Leased        2005                     29          16,674
  Inside Metro Food Market
  Rt 134 & White Oak Road
  Dover, DE  19901



                                                                                 Net Book Value
                                                                                  of Property
                                                      Owned/    Date Lease        or Leasehold
    Location                                          Leased      Expires       Improvements (1)       Deposits
    --------                                          ------      -------       ----------------       --------
                                                                                          (In Thousands)
                                                                               ----------------------------------
    WSFS (continued...):
    --------------------

    West Dover Loan Office                            Leased       2009                     8               N/A
      Greentree Office Center
      160 Greentree Drive
      Suite 105
      Dover, DE  19904
    Blue Bell Loan Office                             Leased       2005                     -               N/A
      550 Township Line Road
      Suite 400
      Blue Bell, PA  19422
    Glen Eagle Branch                                 Leased       2008                   137             7,076
      Inside Genaurdi's Family Market
      475 Glen Eagle Square
      Glen Mills, PA  19342
    University of Delaware-Trabant University Center  Leased       2008                   169             9,008
      17 West Main Street
      Newark, DE  19716
    Brandywine Branch                                 Leased       2009                   121            19,786
      Inside Genaurdi's Family Market
      2522 Foulk Road
      Wilmington, DE  19810
    Wal-Mart Branch                                   Leased       2009                   245             6,137
      Route 40 & Wilton Boulevard
      New Castle, DE  19720
    Operations Center                                 Owned                               887               N/A
      2400 Philadelphia Pike
      Wilmington, DE  19703
    Longwood Branch                                   Leased       2005                   143             6,004
      830 E. Baltimore Pike
      E. Marlborough, PA 19348
    Holly Oak Branch                                  Leased       2005                   113            19,270
      Inside Superfresh
      2105 Philadelphia Pike
      Claymont, DE  19703
    Hockessin Branch                                  Leased       2015                   656            35,638
      7450 Lancaster Pike
      Wilmington, DE  19707
    Dewey Beach-Loan Office                           Leased       2005                     8               N/A
      Ocean Winds Village
      Dewey Beach, DE  19971
    Fox Run Shopping Center                           Leased       2006                 1,192            10,837
      Bear, DE
    Camden Town Center (4)                            Leased       2024                 1,219             4,620
      4566 S. Dupont Highway
      Camden, DE  19934
    Rehoboth                                          Leased       2029                 1,094            29,806
      Lighthouse Plaza
      Route #1
      Rehoboth, DE  19971
    Loan Operations                                   Leased       2007                   164               N/A
     30 Blue Hen Drive, Suite 200
      Newark, DE 19713



                                                                                 Net Book Value
                                                                                  of Property
                                                      Owned/    Date Lease        or Leasehold
    Location                                          Leased      Expires       Improvements (1)       Deposits
    --------                                          ------      -------       ----------------       --------
                                                                                          (In Thousands)
                                                                               --------------------------------------
    Cypress Capital Management, LLC                   Leased       2010                     5               N/A
    -------------------------------
      1220 Market Street
      Suite 704
      Wilmington, DE  19801
    WSFS Reit, Inc.                                   Leased       2005                     -                 -
    ---------------
      227 East Main Street
      Elkton, MD  21921
    Friess Building (5)                               Owned          -                  1,935               N/A
      3908 Kennett Pike
      Greenville, DE
    Wilmington Gateway (5) (6)
      500 Delaware Ave.                               Owned          -                  5,306               N/A
      Wilmington, DE 19801
    Fairfax Building (7)                              Owned                             6,319               N/A
      2005 Concord Pike
      Wilmington, DE  19801
                                                                                                    -----------
                                                                                                    $ 1,234,962
                                                                                                    ===========

(1) The net book value of all the Corporation's investment in premise and equipment totaled $22.8 million at December 31, 2004.

(2)  Includes location of executive offices.

(3)  Includes the Corporation's Education and Development Center.

(4)  Middletown and Camden Branches opened in November 2004.

(5)  Property transferred to WSFS Reit, Inc. in 2002.

(6) The total includes building and building depreciation listed under Real Estate Held for Investment

(7)  Purchased WSFS Fairfax Office and adjacent property in August 2004.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

         There are no material legal proceedings to which the Corporation or WSFS is a party or to which any of its property is subject.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2004 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        ------------------------------------------------------------------------

      The information contained under the section captioned "Market for Registrant's Common Equity and Related Stockholder Matters" in the 2004 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                                    2004          2003         2002           2001        2000
                                                                    ----          ----         ----           ----        ----
                                                                           (Dollars  in   Thousands,Except Per Share Data
         At December 31,
         ---------------
           Total assets.....................................    $2,502,956   $2,207,077    $1,705,000    $1,913,920  $1,739,316
           Net loans (1)....................................     1,535,467    1,304,877     1,197,032     1,115,372     963,491
           Investment securities (2)........................        97,485      116,295        21,777        14,194      29,740
           Investment in reverse mortgages, net.............          (109)                  1931,131        33,939      33,683
           Other investments................................        44,477       44,771        93,500       122,889      39,318
           Mortgage-backed securities (2)...................       524,144      530,552       148,238       361,724     339,718
           Deposits ........................................     1,234,962      923,333       898,396     1,146,117   1,121,591
           Borrowings (3)...................................     1,002,609    1,031,058       466,006       595,480     443,638
           Trust preferred borrowings.......................        51,547       50,000        50,000        50,000      50,000
           Stockholders' equity ............................       196,303      187,992       182,672       100,003      97,146
           Number of full-service branches (4)..............            24           23            21            27          28

         For the Year Ended December 31,
         -------------------------------
           Interest income..................................    $  104,110   $   89,299    $   94,703    $  101,338  $  120,899
           Interest expense.................................        37,246       31,301        33,434        46,597      59,499
           Noninterest income ..............................        31,950       26,166       124,060        21,125      12,926
           Noninterest expenses ............................        55,699       49,417        51,617        47,689      45,278
           Income from continuing operations................        25,757       21,233        88,018        17,762      18,457
           Net income ......................................        25,900       63,022       101,141        17,083      11,019
           Earnings per share:
            Basic:
              Income from continuing operations.............    $     3.60   $     2.73    $     9.69    $     1.85  $     1.73
              Net income ...................................          3.62         8.11         11.13          1.78        1.03
            Diluted:
              Income from continuing operations.............          3.39         2.58          9.34          1.84        1.73
              Net income ...................................          3.41         7.65         10.73          1.77        1.03

           Interest rate spread.............................          3.07%        3.02%         4.97%         4.64%       5.01%
           Net interest margin..............................          3.24         3.29          4.93          4.51        4.77
           Return on average equity (5).....................         13.54        10.60         70.69         17.69       18.85
           Return on average assets (5).....................          1.10         1.09          6.22          1.33        1.34
           Average equity to average assets (5).............          8.13        10.28          8.79          7.50        7.12


(1)  Includes loans held-for-sale.
(2)  Includes securities available-for-sale.
(3) Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4) WSFS opened one branch in 2004, opened two branches in 2003, transferred six branches to other financial institutions in 2002, and closed one branch in 2001.
(5)  Based on continuing operations.

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


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

Disclosure Controls and Procedures

         The Corporation's management evaluated, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Internal Control Over Financial Reporting

         Management's   report  on  the  Corporation's   internal  control  over
financial reporting appears in the Annual Report and is incorporated herein by reference.

         The attestation report of KPMG LLP on management's assessment of the Corporation's internal control over financial reporting appears in the Annual Report and is incorporated herein by reference.

         During the last quarter of the year under report, there was no change in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.


Appointment of Certifying Officer Subsequent to Design of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

         Stephen A. Fowle was appointed to his position as CFO in January of 2005. Along with the Company's principal executive officer, as the principal financial officer of the Company, he is responsible for establishing and maintaining the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

         Since the time of his appointment and prior to the filing of this Annual Report on Form 10-K, Mr. Fowle has taken such measures as have been necessary to gain comfort (i) that the disclosure controls and procedures at the Company exist and are effective in ensuing that material information relating to the Company, including its consolidated subsidiaries, that is required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is made known to him by others within those entities within the time periods specified in the SEC's rules and forms and (ii) that the internal control over financial reporting at the Company exist and are effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         Paragraphs 4 (a) and (b) of the certification filed as Exhibit 31 to this Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 state that the certifying officer, which the SEC requires to be the CFO at the time of the filing, has "designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under [his] supervision" and has "designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under [his] supervision." This implies that the certifying officer
                                      ------------------------------------------
served in his position as the principal executive or principal financial officer
--------------------------------------------------------------------------------
of the issuer  during the  period  when the  issuer's  disclosure  controls  and
--------------------------------------------------------------------------------
procedures and internal control over financial reporting were designed.
--------------------------------------------------------------------------------

         As a result of guidance from the SEC that the wording of the Section 302 Certification may not be altered, the Company and Mr. Fowle must interpret the wording in the certification to mean that Mr. Fowle, although not having designed or caused either the Company's disclosure controls and procedures or the Company's internal control over financial reporting, has taken such steps as are necessary to gain comfort as to the statements in the Section 302
Certification (i) that the disclosure controls and procedures previously designed are existent and effective to ensure that material information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is made know to him by others and (ii) that the internal control over financial reporting previously designed is existent and effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Mr. Fowle has been able to give the unaltered Section 302 Certification only pursuant to this interpretation because a statement that he "designed or caused to be designed" would be factually incorrect.

ITEM 9B. OTHER INFORMATION
--------------------------

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The Information which appears under the heading "Section 16a Beneficial Ownership Reporting Compliance" and "Proposal 1 - Election of Directors" in the Registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on April 28, 2005 (the "Proxy Statement") is incorporated herein by reference.

     The Corporation has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is posted on the Corporation's website at www.wsfsbank.com.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information which appears under the heading "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.


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

     Information required by this item is incorporated herein by reference to the section captioned "Proposal 1 Election of Directors - Stock Ownership of Management" of the Proxy Statement

(c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

Set  forth  below is  information  as of  December  31,  2004  with  respect  to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                                            Equity Compensation Plan Information

                                                (a)                       (b)                           (c)
                                                                                                Number of securities
                                       Number of Securities         Weighted-Average           remaining available for
                                         to be issued upon           exercise price of          future issuance under
                                      exercise of outstanding          outstanding            equity compensation plans
                                            Options and                Options and             (excluding securities
                                       Phantom Stock Awards        Phantom Stock Awards        reflected in column (a)
                                       --------------------        --------------------        -----------------------
Equity compensation plans
  approved by stockholders (1)               873,360                     $ 23.48                        373,860

Equity compensation plans
 not approved by stockholders                    n/a                         n/a                            n/a
                                             -------                     -------                        -------

    TOTAL                                    873,360                     $ 23.48                        373,860
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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

         The information called for by this item is incorporated herein by reference to the section entitled "Independent Public Accountants" in the Proxy Statement.


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

    (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

     1. The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004, together with the related notes and the independent auditors' report of KPMG LLP, independent accountants.

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

3.2 Amended and Restated Bylaws of WSFS Financial Corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

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

13   Portions of the Corporation's 2004 Annual Report to Shareholders

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

                                                     WSFS FINANCIAL CORPORATION


Date:   March 15, 2005                               BY:    /s/ Marvin N. Schoenhals
                                                     -------------------------------
                                                            Marvin N. Schoenhals
                                                            Chairman and President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   March 15, 2005                               BY:    /s/ Marvin N. Schoenhals
                                                            -------------------------------------
                                                            Marvin N. Schoenhals
                                                            Chairman and President


Date:   March 15, 2005                               BY:    /s/ Charles G. Cheleden
                                                            -------------------------------------
                                                            Charles G. Cheleden
                                                            Vice Chairman and Director


Date:                                                BY:
                                                            -------------------------------------
                                                            John F. Downey
                                                            Director


Date:   March 15, 2005                               BY:    /s/ Linda C. Drake
                                                            -------------------------------------
                                                            Linda C. Drake
                                                            Director


Date:   March 15, 2005                               BY:    /s/ David E. Hollowell
                                                            -------------------------------------
                                                            David E. Hollowell
                                                            Director


Date:   March 15, 2005                               BY:    /s/ Joseph R. Julian
                                                            -------------------------------------
                                                            Joseph R. Julian
                                                            Director


Date:   March 15, 2005                               BY:    /s/ Dennis E. Klima
                                                            -------------------------------------
                                                            Dennis E. Klima
                                                            Director


Date:   March 15, 2005                               BY:    /s/ Calvert A. Morgan, Jr.
                                                            -------------------------------------
                                                            Calvert A. Morgan, Jr.
                                                            Director


Date:   March 15, 2005                               BY:    /s/ Thomas P. Preston
                                                            -------------------------------------
                                                            Thomas P. Preston
                                                            Director


Date:   March 15, 2005                               BY:    /s/ Claibourne D. Smith
                                                            -------------------------------------
                                                            Claibourne D. Smith
                                                            Director


Date:  March 15, 2005                                BY:    /s/ Eugene W. Weaver
                                                            -------------------------------------
                                                            Eugene W. Weaver
                                                            Director


Date:   March 15, 2005                               BY:    /s/ R. Ted Weschler
                                                            -------------------------------------
                                                            R. Ted Weschler
                                                            Director


Date:   March 15, 2005                               BY:    /s/ Dale E. Wolf
                                                            -------------------------------------
                                                            Dale E. Wolf
                                                            Vice Chairman and Director


Date:   March 15, 2005                               BY:    /s/ Stephen A. Fowle
                                                            -------------------------------------
                                                            Stephen A. Fowle
                                                            Executive Vice President and
                                                            Chief Financial Officer


Date:   March 15, 2005                               BY:    /s/ Robert F. Mack
                                                            -------------------------------------
                                                            Robert F. Mack
                                                            Senior Vice President and Controller
