Form 10-Q
period 2005-03-31
WSFS FINANCIAL CORP
filed 2005-05-10
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2005
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


838 Market Street, Wilmington, Delaware                            19801
----------------------------------------                   ---------------------
(Address of principal executive offices)                        (Zip Code)


                                 (302) 792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). YES  X   NO
                                         ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 2005:

Common Stock, par value $.01 per share                        6,999,917
--------------------------------------                 -------------------------
          (Title of Class)                                (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                                          Page
                                                                                          ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three Months
           Ended March 31, 2005 and 2004 (Unaudited)..................................     3

           Consolidated Statement of Condition as of March 31, 2005
           (Unaudited) and December 31, 2004..........................................     4

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 2005 and 2004 (Unaudited)........................................     5

           Notes to the Consolidated Financial Statements for the Three
           Months Ended March 31, 2005 and 2004 (Unaudited)...........................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................................    15
          -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................    24
         ----------------------------------------------------------

Item 4.    Controls and Procedures ...................................................    24
           -----------------------


                           PART II. Other Information


Item 1.  Legal Proceedings............................................................    24
         -----------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ................    24
         -------------------------------------------------------------

Item 3.  Defaults upon Senior Securities..............................................    25
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..........................    25
         ---------------------------------------------------

Item 5.  Other Information ...........................................................    25
         -----------------

Item 6.  Exhibits ....................................................................    25
         --------

Signatures ...........................................................................    26

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ..    27

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...    29

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                               Three months ended March 31,
                                                               ----------------------------
                                                                   2005            2004
                                                                   ----            ----
                                                                        (Unaudited)
                                                                      (In Thousands)
Interest income:
     Interest and fees on loans ............................     $23,157         $18,100
     Interest on mortgage-backed securities ................       5,874           4,727
     Interest and dividends on investment securities .......         755           1,129
     Other interest income .................................         379             206
                                                                 -------         -------
                                                                  30,165          24,162
                                                                 -------         -------
Interest expense:
     Interest on deposits ..................................       4,087           1,793
     Interest on Federal Home Loan Bank advances ...........       6,187           5,555
     Interest on federal funds purchased and securities
       sold under agreements to repurchase .................       1,011             400
     Interest on trust preferred borrowings ................         712             496
     Interest on other borrowings ..........................          55              38
                                                                 -------         -------
                                                                  12,052           8,282
                                                                 -------         -------
Net interest income ........................................      18,113          15,880
Provision for loan losses ..................................         579             687
                                                                 -------         -------
Net interest income after provision for loan losses ........      17,534          15,193
                                                                 -------         -------

Noninterest income:
     Credit/debit card and ATM income ......................       3,203           2,664
     Deposit service charges ...............................       2,178           2,335
     Investment advisory income ............................         608             538
     Bank owned life insurance income ......................         496             479
     Loan fee income .......................................         426             531
     Gain on sale of loans .................................         144              73
     Securities gains ......................................           -             222
     Other income ..........................................         801             716
                                                                 -------         -------
                                                                   7,856           7,558
                                                                 -------         -------
Noninterest expenses:
     Salaries, benefits and other compensation .............       8,822           7,643
     Occupancy expense .....................................       1,276           1,149
     Equipment expense .....................................         983             865
     Data processing and operations expenses ...............         911             762
     Professional fees .....................................         553             522
     Marketing expense .....................................         525             520
     Other operating expense ...............................       1,900           1,777
                                                                 -------         -------
                                                                  14,970          13,238
                                                                 -------         -------
Income before minority interest and taxes ..................      10,420           9,513
Less minority interest .....................................          37              45
                                                                 -------         -------
Income before taxes ........................................      10,383           9,468
Income tax provision .......................................       3,593           3,286
                                                                 -------         -------
Net income .................................................     $ 6,790         $ 6,182
                                                                 =======         =======


Earnings per share:
   Basic....................................................     $  0.96         $  0.84
   Diluted..................................................     $  0.90         $  0.79


The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                             March 31,       December 31,
                                                                               2005            2004
                                                                               ----            ----
                                                                                    (Unaudited)
                                                                                   (In Thousands)
Assets
Cash and due from banks ..................................................   $    52,733    $    61,328
Cash in non-owned ATMs ...................................................       129,688        131,150
Interest-bearing deposits in other banks .................................           141            531
                                                                             -----------    -----------
    Total cash and cash equivalents ......................................       182,562        193,009
Investment securities held-to-maturity ...................................         7,745          7,767
Investment securities available-for-sale including reverse mortgages .....        88,961         89,609
Mortgage-backed securities held-to-maturity ..............................             3              4
Mortgage-backed securities available-for-sale ............................       565,716        512,189
Mortgage-backed securities trading .......................................        11,951         11,951
Loans held-for-sale ......................................................         2,387          3,229
Loans, net of allowance for loan losses of $24,647 at March 31, 2005
  and $24,222 at December 31, 2004 .......................................     1,605,293      1,532,238
Bank owned life insurance ................................................        52,686         52,190
Stock in Federal Home Loan Bank of Pittsburgh, at cost ...................        43,863         43,946
Assets acquired through foreclosure ......................................           425            217
Premises and equipment ...................................................        22,574         22,835
Accrued interest receivable and other assets .............................        37,354         32,684
Loans, operating leases and other assets of discontinued operations ......           557          1,088
                                                                             -----------    -----------

Total assets .............................................................   $ 2,622,077    $ 2,502,956
                                                                             ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ...........................................   $   256,926    $   246,592
    Money market and interest-bearing demand .............................       260,181        223,621
    Savings ..............................................................       286,229        289,041
    Time .................................................................       211,720        221,414
    Jumbo certificates of deposit - retail ...............................        67,266         71,514
                                                                             -----------    -----------
      Total retail deposits ..............................................     1,082,322      1,052,182
    Jumbo certificates of deposit - non-retail ...........................        45,511         44,903
    Brokered certificates of deposit .....................................       170,921        137,877
                                                                             -----------    -----------
        Total deposits ...................................................     1,298,754      1,234,962

Federal funds purchased and securities sold under agreements to repurchase       161,915        132,105
Federal Home Loan Bank advances ..........................................       868,004        837,063
Trust preferred borrowings ...............................................        51,547         51,547
Other borrowed funds .....................................................        31,419         33,441
Accrued interest payable and other liabilities ...........................        19,208         17,296
                                                                             -----------    -----------
Total liabilities ........................................................     2,430,847      2,306,414
                                                                             -----------    -----------

Minority Interest ........................................................           213            239

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ...............................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,272,066 at March 31, 2005 and 15,213,647 at December 31, 2004 .....           446            152
Capital in excess of par value ...........................................        69,773         68,327
Accumulated other comprehensive loss .....................................        (8,368)        (3,385)
Retained earnings ........................................................       299,420        293,054
Treasury stock at cost, 8,273,569 shares at March 31, 2005 and 8,127,269
    shares at December 31, 2004 ..........................................      (170,254)      (161,845)
                                                                             -----------    -----------
Total stockholders' equity ...............................................       191,017        196,303
                                                                             -----------    -----------
Total liabilities, minority interest and stockholders' equity ............   $ 2,622,077    $ 2,502,956
                                                                             ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                             2005           2004
                                                                             ----           ----
                                                                                 (Unaudited)
                                                                                (In Thousands)
Operating activities:
Net income .............................................................   $   6,790    $   6,182
Adjustments to reconcile net income to net cash provided
  by (used for) operating activities:
    Provision for loan losses ..........................................         579          687
    Depreciation, accretion and amortization ...........................       1,208        1,586
    Increase in accrued interest receivable and other assets ...........      (1,016)      (1,213)
    Origination of loans held-for-sale .................................     (12,036)      (8,118)
    Proceeds from sales of loans held-for-sale .........................      12,565        6,314
    Gain on sale of loans held-for-sale ................................        (144)         (37)
    Gain on sale of loans ..............................................           -          (36)
    Gain on sale of investments ........................................           -         (222)
    Minority interest net income .......................................          37           45
    Increase in accrued interest payable and other liabilities .........       1,912          105
    Gain on sale of assets acquired through foreclosure ................          (3)          (1)
    Increase in value of bank-owned life insurance .....................        (496)           -
    Increase in capitalized interest, net ..............................         (67)        (930)
                                                                           ---------    ---------
Net cash  provided by operating activities .............................       9,329        4,362
                                                                           ---------    ---------

Investing activities:
Maturities of investment securities ....................................          30        2,585
Sales of mortgage-backed securities available-for-sale .................           -       29,580
Repayments of mortgage-backed securities held-to-maturity ..............           1        1,798
Repayments of mortgage-backed securities available-for-sale ............      25,843       37,672
Purchases of mortgage-backed securities available-for-sale .............     (87,022)     (13,366)
Repayments of reverse mortgages ........................................         110          382
Disbursements for reverse mortgages ....................................        (100)        (134)
Purchase of Cypress Capital Management LLC .............................        (452)      (1,122)
Sale of loans ..........................................................           -        5,999
Purchase of loans ......................................................      (1,742)      (3,120)
Purchase of bank owned life insurance ..................................           -      (50,000)
Net increase in loans ..................................................     (71,824)     (44,627)
Net increase in stock of Federal Home Loan Bank of Pittsburgh ..........          83        1,639
Sales of assets acquired through foreclosure, net ......................          98           69
Premises and equipment, net ............................................        (545)        (502)
                                                                           ---------    ---------
Net cash used for investing activities .................................    (135,520)     (33,147)
                                                                           ---------    ---------

Financing activities:
Net increase in demand and savings deposits ............................      42,060       14,110
Net increase in time deposits ..........................................      19,558       47,218
Net increase in federal funds purchased ................................      30,000        5,000
Net (decrease) increase in securities sold under agreement to repurchase        (190)         583
Net increase (decrease) in FHLB advances ...............................      30,941      (45,057)
Dividends paid on common stock .........................................        (424)        (369)
Issuance of common stock and exercise of employee stock options ........       1,740        1,582
Purchase of treasury stock, net of reissuance ..........................      (8,409)      (1,194)
(Decrease) increase in minority interest ...............................         (63)         100
                                                                           ---------    ---------
Net cash provided by financing activities ..............................     115,213       21,973
                                                                           ---------    ---------

Decrease in cash and cash equivalents from continuing operations .......     (10,978)      (6,812)
Change in net assets from discontinued operations ......................         531        3,327
Cash and cash equivalents at beginning of period .......................     193,009      161,515
                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................   $ 182,562    $ 158,030
                                                                           =========    =========


                            (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                             2005           2004
                                                                             ----           ----
                                                                                 (Unaudited)
                                                                                (In Thousands)


Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for interest ................................................   $ 19,952      $  6,945
Cash paid for income taxes, net .......................................      1,088           813
Loans transferred to assets acquired through foreclosure ..............        303           620
Net change in accumulated other comprehensive (loss) income............     (4,983)        4,231
Transfer of loans held-for-sale to loans ..............................        333            59
Deconsolidation of WSFS Capital Trust I ...............................         --         1,547


The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

     The consolidated Financial Statements include the accounts of the parent company (WSFS Financial Corporation), Wilmington Savings Fund Society, FSB (Bank or WSFS) and Montchanin Capital Management, Inc. (Montchanin) and its non-wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). WSFS Financial Corporation (Company or Corporation) also has one unconsolidated affiliate, WSFS Capital Trust I (the Trust). WSFS was founded in 1832 and is one of the oldest financial institutions in the country. WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC). WSFS serves customers from its main office, 24 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Montchanin was formed in 2003 to provide asset management products and services in the Bank's primary market area. In January 2004, Montchanin acquired a 60% interest in Cypress. Cypress is a Wilmington based investment advisory firm servicing high net-worth individuals and institutions. In January 2005, Montchanin increased its ownership in Cypress to 80%. The Trust was formed in 1998 to sell Trust
Preferred Securities. The Trust invested all of the proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Debentures of the Corporation.

     Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), WSFS Investment Group, Inc. and WSFS Reit, Inc. As discussed in Note 3 of the Financial Statements, the results of WCC, the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations. WSFS Investment Group, Inc. was formed in 1989. WSFS Investment Group, Inc. markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through WSFS' retail banking system. WSFS Reit, Inc. is a real estate investment trust formed to hold qualifying real estate assets and may be used to raise capital in the future.

     The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report of Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Valuation of Stock Option Grants

     At March 31, 2005, the Corporation had two stock-based employee compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provision of the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

     Effective January 1, 2006, the Corporation will implement SFAS 123 (revised
2004), Share-Based-Payment-An Amendment of Statements No. 123 and 95. The impact to the Corporation's Consolidated Statement of Operations is expected to be approximately $650,000 for the full year.

                                                                            For the three months ended March 31,
                                                                            ------------------------------------
                                                                                      2005            2004
                                                                                      ----            ----
                                                                            (In Thousands, Except Per Share Data)

Net income, as reported ...................................................       $   6,790       $   6,182
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................             163             161
                                                                                  ---------       ---------
Pro forma net income ......................................................       $   6,627       $   6,021

Earnings per share:
Basic:
------
Net income ................................................................       $    0.96       $    0.84
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................            0.03            0.02
                                                                                  ---------       ---------
Pro forma net income ......................................................       $    0.93       $    0.82
                                                                                  =========       =========

Diluted:
--------
Net income, as reported ...................................................       $    0.90    $       0.79
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................            0.02            0.02
                                                                                  ---------       ---------
Pro forma net income ......................................................       $    0.88       $    0.77
                                                                                  =========       =========


2.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                            For the three months ended March 31,
                                                                            ------------------------------------
                                                                                      2005            2004
                                                                                      ----            ----
                                                                            (In Thousands, Except Per Share Data)


Numerator:
----------
    Net income ..............................................................     $   6,790       $   6,182
                                                                                  =========       =========

Denominator:
------------
    Denominator for basic earnings per share - weighted average shares.......         7,090           7,361
    Effect of dilutive employee stock options ...............................           419             439
                                                                                  ---------       ---------
    Denominator for diluted earnings per share - adjusted weighted average
      shares and assumed exercise ...........................................         7,509           7,800
                                                                                  =========       =========

Basic earnings per share ....................................................     $    0.96       $    0.84
                                                                                  =========       =========

Diluted earnings per share ..................................................     $    0.90       $    0.79
                                                                                  =========       =========

Outstanding common stock equivalents having no dilutive effect...............            75              --

3.   DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT

     In December 2000, the Board of Directors approved management's plans to discontinue the operations of WCC. At December 31, 2000, WCC had 7,300 lease contracts and 2,700 loan contracts, compared to 24 lease contracts and 184 loan contracts at March 31, 2005. WCC no longer accepts new applications but will continue to service existing loans and leases until their maturities.

     In accordance with APB 30, Reporting the Results of Operations-Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Related Interpretations, which was the authoritative literature in 2000, accounting for discontinued operations of a business segment at that time required that the Company forecast operating results over the wind-down period and accrue any expected net losses. The historic results of WCC's operations, the accrual of expected losses to be incurred over the wind-down period, and the future reported results of WCC are required to be treated as Discontinued Operations of a Business Segment, and shown in summary form separately from the Company's results of continuing operations in reported results of the Corporation.

     In 2000, a $6.2 million pretax reserve was established to absorb expected future losses, primarily related to residual value losses on leases. Consequently, the Corporation recognized an after tax charge of $2.2 million, net of $4.0 million in tax benefits related to net operating loss carryforwards, for the expected loss over the projected wind-down period.

     During 2002 and 2001, because of the heavy incenting of new car purchases by manufacturers and other factors, both used car prices and WSFS' exposure to residual values on its outstanding leases continued to deteriorate. As a result, management recorded additional provisions for residual losses of $2.0 million in 2002 and $3.1 million in 2001. At December 31, 2004 the Corporation reviewed the remaining used car residual values and determined that its exposure was reduced. As a result, as of December 31, 2004, the Corporation reduced its reserve for discontinued operations by $143,000, net of taxes. At March 31, 2005, there were $335,000 in indirect loans and $189,000 in indirect leases, net, still outstanding. At March 31, 2005, WSFS had exposure to $344,000 in remaining used car residuals, for which it estimates a loss of $124,000. Management has provided for this loss in the Financial Statements. The loss on the wind-down of discontinued operations, net of tax, was zero in 2004 and 2003. Based on the remaining maturities of leases, management has determined that its residual exposure is negligible.

     The following table depicts loans, operating leases and other assets of discontinued operations at March 31, 2005 and December 31, 2004:

                                                     At March 31,   December 31,
                                                         2005          2004
                                                     ---------------------------
                                                           (In Thousands)

Vehicles under operating leases, net of reserves ...   $   189         $   516
Loans ..............................................       335             639
Other non-cash assets ..............................        33             (67)
                                                       -------         -------
Loans, operating leases and other non-cash assets of
  discontinued operations ..........................   $   557         $ 1,088
                                                       =======         =======


     The  following  table  depicts  the  net  income(loss)   from  discontinued
operations for the three months ended March 31, 2005 and 2004:

                                                    For the three months
                                                       ended March 31,
                                                    ---------------------
                                                      2005        2004
                                                      ----        ----
                                                        (In Thousands)

Interest income ................................     $  14       $  54
Allocated interest expense (1) .................         4          76
                                                     -----       -----
Net interest income (expense) ..................        10         (22)
Loan and lease servicing fee income ............        47          37
Rental income on operating leases, net .........        51         194
                                                     -----       -----
  Net revenues .................................       108         209
  Noninterest expenses .........................        20         111
                                                     -----       -----
Income before taxes ............................        88          98
Credit to reserve on discontinued operations....       (88)        (98)
Income tax provision ...........................         -           -
                                                     -----       -----
Income from discontinued operations ............     $   -       $   -
                                                     =====       =====

     (1) Allocated interest expense for the three months ended March 31, 2005 was based on the Company's annual average wholesale borrowing rate of 3.02%, which approximated a marginal funding cost for this business. For the three months ended March 31, 2004 allocated interest expense was based on a direct matched-maturity funding of the non-cash assets of discontinued operations. The average borrowing rates for the three months ended March 31, 2004 was 3.89%.

4.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     The Corporation has an interest-rate cap with a notional amount of $50 million, which limits three-month LIBOR to 6% for the ten years ending December 1, 2008. The cap is being used to hedge the cash flows on $50 million in trust preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. On July 1, 2002, the inception date of the redesignated hedging relationship, using guidance from the Financial Accounting Standards Board (FASB) for implementation of Statement 133, Accounting for Derivative and Hedging Activities, the fair value of the interest rate cap was $1.6 million. This amount was allocated to the respective multiple "caplets" on a fair value basis. The change in each caplet's respective allocated fair value amount is reclassified out of other comprehensive income and into interest expense when each of the quarterly interest payments is made on the trust preferred debt. The redesignation of the cash flow hedge has the effect of providing a more systematic method for amortizing the cost of the cap against earnings. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at March 31, 2005 was $366,000.

     The following depicts the change in fair market value of the Company's derivatives:

                                                     2005                                        2004
                                     ------------------------------------        ------------------------------------
                                        At                         At               At                         At
                                     January 1,     Change      March 31,        January 1,     Change      March 31,
                                     ----------     ------      ---------        ----------     ------      ---------
                                                                       (In Thousands)
Interest Rate Cap.................   $ 322(1)         $ 44      $  366(1)        $ 1,072(1)     $ (446)     $  626(1)

     (1) Included in other comprehensive income, net of taxes.


5.   COMPREHENSIVE INCOME

     The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

                                                                                 For the three months
                                                                                    ended March 31,
                                                                                 --------------------
                                                                                    2005        2004
                                                                                    ----        ----
                                                                                     (In Thousands)
Net income ...................................................................   $  6,790    $  6,182

Other Comprehensive Income:

Net unrealized holding (losses) gains on securities
    available-for-sale arising during the period,
    net of taxes .............................................................     (5,055)      4,652

Net unrealized holding gains (losses) arising during
    the period on derivatives used for cash flow hedge,
    net of taxes .............................................................         72        (276)

Reclassification adjustment for gains included in net
     income, net of taxes ....................................................          -        (145)
                                                                                 --------    --------
Total comprehensive income ...................................................   $  1,807    $ 10,413
                                                                                 ========    ========

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

7.   SEGMENT INFORMATION

     Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation has two operating segments at March 31, 2005: WSFS and CashConnect, the ATM division of WSFS.

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

     Reportable segments are business units that are managed separately and offer different services to distinct customer bases. The Corporation evaluates performance based on pre-tax ordinary income relative to resources used, and allocates resources based on these results. Segment information for the three months ended March 31, 2005 and 2004 follows:

                                                                 For the Three Months Ended March 31,
                                             ---------------------------------------------------------------------------
                                                            2005                                     2004
                                             ------------------------------------   ------------------------------------
                                                                         (In Thousands)

                                                Bank     CashConnect     Total         Bank     CashConnect      Total
                                                ----     -----------     -----         ----     -----------      -----
External customer revenues:
     Interest income                         $   30,165   $        -   $   30,165   $   24,162   $        -   $   24,162
     Non-interest income                          5,180        2,676        7,856        5,367        2,191        7,558
                                             ----------   ----------   ----------   ----------   ----------   ----------
Total external customer revenues                 35,345        2,676       38,021       29,529        2,191       31,720
                                             ----------   ----------   ----------   ----------   ----------   ----------

Intersegment revenues:
     Interest income                                808            -          808          291            -          291
     Non-interest income                            180          155          335          172          177          349
                                             ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment revenues                         988          155        1,143          463          177          640
                                             ----------   ----------   ----------   ----------   ----------   ----------

Total revenue                                    36,333        2,831       39,164       29,992        2,368       32,360
                                             ----------   ----------   ----------   ----------   ----------   ----------

External customer expenses:
     Interest expense                            12,052            -       12,052        8,282            -        8,282
     Non-interest expenses                       14,390          580       14,970       12,545          693       13,238
     Provision for loan loss                        579            -          579          687            -          687
                                             ----------   ----------   ----------   ----------   ----------   ----------
Total external customer expenses                 27,021          580       27,601       21,514          693       22,207
                                             ----------   ----------   ----------   ----------   ----------   ----------

Intersegment expenses:
     Interest expense                                 -          808          808            -          291          291
     Non-interest expenses                          155          180          335          177          172          349
                                             ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment expenses                         155          988        1,143          177          463          640
                                             ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                                   27,176        1,568       28,744       21,691        1,156       22,847
                                             ----------   ----------   ----------   ----------   ----------   ----------

Income before minority interest and taxes    $    9,157   $    1,263   $   10,420   $    8,301   $    1,212   $    9,513
Less minority interest                                                         37                                     45
Income tax provision                                                        3,593                                  3,286
                                                                       ----------                             ----------
Consolidated net income                                                $    6,790                             $    6,182
                                                                       ==========                             ==========

Cash and cash equivalents                    $   52,874   $  129,688   $  182,562   $   51,357   $  106,673   $  158,030
Other segment assets                          2,435,084        4,431    2,439,515    2,080,363        2,823    2,083,186
                                             ----------   ----------   ----------   ----------   ----------   ----------

Total  segment assets                        $2,487,958   $  134,119   $2,622,077   $2,131,720   $  109,496   $2,241,216
                                             ==========   ==========   ==========   ==========   ==========   ==========

Capital expenditures                         $      273   $      266   $      539   $      387   $      147   $      534

8.   INDEMNIFICATIONS AND GUARANTEES

     Secondary Market Loan Sales. The Company generally does not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. The Company typically sells fixed-rate, conforming first mortgage loans to the Federal Home Loan Mortgage Corporation as part of its ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate or in some cases individual loans. Gains and losses on sales of loans are recognized at the time of the sale.

     As is customary in such sales, WSFS provides indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by WSFS. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During the first quarter of 2005, the Company made no repurchases of any loans sold in the secondary market.

     Swap Guarantees. The Company entered into an agreement with an unrelated financial institution whereby that financial institution entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by the Company. By the terms of the agreement, that financial institution has recourse to the Company for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions, such as WSFS, to provide access to interest rate swap transactions for its customers without WSFS creating the swap itself.

     At March 31, 2005 and December 31, 2004, there were twelve variable-rate to fixed-rate swap transactions between the third party financial institution and customers of WSFS with an initial notional amount aggregating approximately $40.1 million, and with maturities ranging from approximately two to ten years. The aggregate market value of these swaps to the customers was $133,000 at March 31, 2005 and ($607,000) at December 31, 2004. The amount of liability recorded by the Company for these guarantees that were in a paying position at both March 31, 2005 and December 31, 2004 was $6,000. This amount represented the fair market value of the guarantee to perform under the terms of the swap agreements.

     Sale of Wilmington Finance, Inc. In January 2003, WSFS completed the sale of its majority-owned subsidiary, Wilmington Finance, Inc. (WF). As is customary in the sale of a privately-held business, certain indemnifications were provided by WSFS and the other shareholders of WF to the buyer.

     Remaining indemnifications provided by the sellers, fall into three separate categories. These include: (1) indemnification for sellers' ownership, which indemnification extends indefinitely and is uncapped in amount; (2) indemnification for tax, environmental, and benefit plan related issues, all of which indemnifications extend for their respective statute of limitations and are uncapped in amount; and (3) protection to the buyer in the event of successful third-party claims that result from the operation of the business prior to the sale date (third-party claims indemnification). The remaining third-party claims indemnification includes a dollar limit of $32 million from months 28 through 30 from the sale date. The buyer must exhaust any related reserves provided in the closing balance sheet and then incur $2 million of damages before an initial dollar claim may be made against the sellers for any third-party claims indemnification. Dollar liability is uncapped for the indemnifying party if damages are due to willful misconduct, fraud, or bad faith.

     Generally, WSFS is proportionately liable for its ownership share of WF (which was 65%) of the related successful claims under indemnification provisions, except that, in order to facilitate the sale, WSFS agreed to assume a portion of the management shareholders' indemnification obligations.

     WSFS is not aware of any claims to date, or any potential future claims made under the WF indemnification provisions that could result in payment. As a result, no provision for loss has been made in WSFS' financial statements at March 31, 2005.

     There can be no assurances that payments, if any, under all indemnifications and guarantees provided by the Corporation will not be material or exceed any reserves that the Company may have established for such contingencies.


9.   ASSOCIATE (EMPLOYEE) BENEFIT PLANS

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

     The following disclosures of the net periodic benefit cost components of post-retirement benefits are in accordance with SFAS 132 (Revised) and were measured at January 1, 2005:

                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                       2005              2004
                                                                       ----              ----
   Service cost ...............................................     $    27           $    24
   Interest cost...............................................          30                31
   Amortization of transition obligation ......................          15                15
   Net loss recognition........................................           4                 5
                                                                    -------           -------
                    Net periodic benefit cost .................     $    76           $    75
                                                                    =======           =======

Supplemental Pension Plan

     The Corporation provided a nonqualified plan that gives credit for 25 years of service based on the qualified plan formula. This plan is currently being provided to two retired executives of the Corporation. The plan is no longer being provided to Associates of the Corporation.

     The following disclosures of the net periodic benefit cost components of a supplemental pension plan are in accordance with SFAS 132 (Revised) and were measured at January 1, 2005:

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                       2005              2004
                                                                       ----              ----
   Interest  cost .............................................     $    11           $    11
   Net loss recognition........................................           6                 6
                                                                    -------           -------
                    Net periodic benefit cost .................     $    17           $    17
                                                                    =======           =======

10.  SUBSEQUENT EVENTS

     On April 5, 2005, the Corporation completed an issuance of $65 million aggregate principal amount of Pooled Floating Rate Capital Securities. These securities have a 30-year maturity and are redeemable by the Corporation after five years. The securities pay a floating interest rate based on three-month LIBOR plus 177 basis points and reprice quarterly.


     The proceeds from this issuance were used to fund the redemption of approximately $50 million of Floating Rate WSFS Capital Trust I Preferred Securities and will be used for general corporate purposes including repurchases of the Company's common stock. In the second quarter, and in connection with the redemption, the Corporation will recognize a non-cash debt extinguishment charge from the write-down of the unamortized debt issuance costs of the called securities. The write-down charge, net of taxes, was approximately $728,000, or $0.10 per share.

     On April 28, 2005, the stockholders of WSFS Financial Corporation approved the WSFS Financial Corporation 2005 Incentive Plan. A description of the material terms of the 2005 Incentive Plan was included in the Corporation's Definitive Proxy Statement and filed with the Securities and Exchange Commission on March 24, 2005. A total of 400,000 shares of the Company's common stock are reserved and available for issuance pursuant to awards granted under the Incentive Plan.

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

     WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. WSFS serves customers from its main office and 24 retail banking offices loan production offices and operations centers located in Delaware and southeastern Pennsylvania.

     The Corporation has two consolidated subsidiaries, WSFS and Montchanin Capital Management, Inc. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust I. The Corporation has no unconsolidated subsidiaries or off balance sheet entities. Fully-owned and continuing consolidated subsidiaries of WSFS include WSFS Investment Group, Inc. which markets various third-party insurance products and securities through WSFS' retail banking system; and WSFS Reit, Inc., which holds qualifying real estate assets and may be used in the future to raise capital.

     WSFS Credit Corporation (WCC), a consolidated subsidiary of the Bank, which was engaged primarily in indirect motor vehicle leasing, discontinued operations in 2000. WCC no longer accepts new applications but continues to service existing loans and leases until their maturities. For a detailed discussion, see
Note 3 to the Financial Statements.


FORWARD-LOOKING STATEMENTS

     Within this report and financial statements, management has included certain "forward-looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in our financial statements. Management has used "forward-looking statements" to describe the future plans and strategies including expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general, and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. WSFS Financial Corporation does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions effecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, investment in reverse mortgages, the reserve for discontinued operations, contingencies (including indemnifications), and deferred taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Investment in Reverse Mortgages and Reverse Mortgage Bonds

     The Corporation accounts for its investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts" which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, the Corporation must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, because of this quasi-market-value based accounting, the recorded value of reverse mortgage assets include significant volatility associated with estimations and income recognition can vary significantly from reporting period to reporting period.

     The Corporation owns $11.9 million of SASCO RM-1 2002 securities, including accrued interest, classified as "trading." $10.0 million was received as partial consideration for the sale of the reverse mortgage portfolio, while an additional $1.0 million was purchased at par at the time of the securitization. These floating rate notes represent the BBB traunche of the reverse mortgage securitization underwritten by Lehman Brothers and carry a coupon rate of one-month London InterBank Offered Rate (LIBOR) plus 300 basis points. At the time of the acquisition of these SASCO RM-1 securities it was the Corporation's intent to sell these securities in the near term. Therefore, based on rules promulgated under Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, the securities were classified as "trading." An active market for these securities has not developed since the issuance, but it continues to be the intent of the Corporation to sell these securities if and when an active market develops. Since there is no active market for these securities, the Corporation has used the guidance under SFAS 115 to provide a reasonable estimate of fair value. The Corporation utilized matrix pricing and a fundamental analysis of the actual cash flows of the underlying reverse mortgages to estimate a reasonable fair value as of March 31, 2005. The Corporation also obtained a fair value estimate from an independent securities dealer.

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

Contingencies (Including Indemnifications)

     In the ordinary course of business, the Corporation and its subsidiaries are subject to legal actions, which involve claims for monetary relief. Based upon information presently available to the Corporation and its counsel, it is the Corporation's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

     Total assets increased $119.1 million during the first three months of 2005 to $2.6 billion at March 31, 2005. During the first three months of 2005 loans, net, grew $73.1 million to $1.6 billion reflecting the continued strong growth in commercial and commercial real estate loans, which amounted to $77.6 million. Consumer loans grew by $4.5 million during the same period. These increases were partially offset by a decrease of $8.6 million in residential real estate loans. MBS increased by $53.5 million during the first three months of 2005. These increases were partially offset by a decrease of $10.4 million in cash and cash equivalents during the period. In addition, loans, operating leases and other assets of discontinued operations decreased $531,000, due to the expected run-off in the WCC loan and lease portfolios.

     Total liabilities increased $124.4 million between December 31, 2004 and March 31, 2005, to $2.4 billion, mainly due to a $63.8 million increase in deposits. This included a $33.0 million increase in brokered certificates of deposit and a $30.1 million increase in retail deposits. In addition, there was a $30.9 million increase in Federal Home Loan Bank (FHLB) advances and a $29.8 million increase in federal funds purchased and securities sold under agreements to repurchase, primarily used to fund loan growth.

Capital Resources

     Stockholders' equity decreased $5.3 million between December 31, 2004 and March 31, 2005. This decrease was mainly due to the purchase of 153,500 shares of the Corporation's common stock for $8.6 million ($55.71 per share average). At March 31, 2005, the Corporation held 8,273,569 shares of its common stock in its treasury at a cost of $170.3 million. In addition, other comprehensive income decreased $5.0 million during the first three months of 2005 due, in part, to a decline in the fair value of securities available-for-sale. Finally, the Corporation declared cash dividends totaling $426,000 during the three months ended March 31, 2005. These decreases were partially offset by net income of $6.8 million and an increase of $1.5 million from the exercise of stock options and the recognition of the related tax benefit.

     Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of March 31, 2005 (dollars in thousands):

                                                                                                To be Well-Capitalized
                                               Consolidated              For Capital            Under Prompt Corrective
                                               Bank Capital            Adequacy Purposes           Action Provisions
                                          ----------------------     ----------------------     ------------------------
                                                           % of                      % of                        % of
                                           Amount         Assets       Amount       Assets       Amount         Assets

Total Capital
  (to Risk-Weighted Assets) ........      $254,676        14.36%      $141,848       8.00%      $177,310        10.00%
Core Capital (to Adjusted
  Total Assets).....................       239,468         9.12        105,008       4.00        131,260         5.00
Tangible Capital (to Tangible
  Assets) ..........................       239,468         9.12         39,378       1.50            N/A          N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................       239,468        13.51         70,924       4.00        106,386         6.00

     Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 2005 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

Liquidity

     The Company manages its liquidity risk and funding needs through its treasury function and through its Asset/Liability Committee. The Company has a policy that separately addresses liquidity, and management monitors the Company's adherence to policy limits. One measure of the Company's liquidity is the ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year, which was 8.3% at March 31, 2005, compared with 10.5% at December 31, 2004. Both of these ratios were well in excess of the policy minimum. Also, liquidity risk management is a primary area of examination by the OTS. The Company complies with guidance promulgated under Thrift Bulletin 77 that requires thrift institutions to maintain adequate liquidity to assure safe and sound operations.

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

     During the three months ended March 31, 2005, net loan growth resulted in the use of $73.6 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. Management expects this trend to continue. While the Company's loan to deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings, primarily through the Federal Home Loan Bank of Pittsburgh.

     Additionally, during the three months ended March 31, 2005, $9.3 million in cash was provided by operating activities, while $42.1 million in cash was provided through the net increase in demand and savings deposits and $19.6 million in cash through the net increase in time deposits. For the period, cash and cash equivalents decreased $10.4 million to $182.6 million.

NONPERFORMING ASSETS

     The following table sets forth the Corporation's nonperforming assets and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                         March 31,  December 31,
                                                           2005        2004
                                                         ---------   -----------
                                                            (In Thousands)
Nonaccruing loans:
     Commercial ....................................      $3,175       $1,595
     Consumer ......................................         207          291
     Commercial mortgage ...........................       1,002          909
     Residential mortgage ..........................       1,910        1,601
     Construction ..................................           -            -
                                                          ------       ------

Total nonaccruing loans ............................       6,294        4,396
Assets acquired through foreclosure ................         425          217
                                                          ------       ------

Total nonperforming assets .........................      $6,719       $4,613
                                                          ======       ======

Past due loans:
     Residential mortgages .........................      $  334       $  703
     Commercial and commercial mortgages............           -            -
     Consumer ......................................          15          104
                                                          ------       ------

Total past due loans ...............................      $  349       $  807
                                                          ======       ======

Ratios:
     Nonaccruing loans to total loans (1) ..........        0.39%        0.28%
     Allowance for loan losses to gross loans (1)...        1.51%        1.56%
     Nonperforming assets to total assets ..........        0.26%        0.18%
     Loan loss allowance to nonaccruing loans (2)...         373%         524%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) ....................         349%         499%

(1)  Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

     Nonperforming assets increased $2.1 million between March 31, 2005 and December 31, 2004. The increase resulted primarily from a $1.7 million increase attributable to one commercial loan. Residential nonaccruing loans increased $309,000 as a result of various mortgages being placed on non-accrual. Assets acquired through foreclosure increased $208,000 as a result of three residential properties being acquired. An analysis of the change in the balance of non-performing assets is presented below.

                                                         For the Three
                                                          Months Ended      For the Year Ended
                                                         March 31, 2005     December 31, 2004
                                                         --------------     ------------------
                                                                  (In Thousands)
Beginning balance....................................      $    4,613           $   5,544
     Additions ......................................           2,970               6,554
     Collections.....................................            (686)             (4,668)
     Transfers to accrual/restructured status........             (48)             (1,717)
     Charge-offs / write-downs, net..................            (130)             (1,100)
                                                          -----------           ---------

Ending balance.......................................      $    6,719           $   4,613
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

INTEREST SENSITIVITY

     The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At March 31, 2005, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $32 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased to 97% at March 31, 2005 compared to 98% at December 31, 2004. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -1.22% at March 31, 2005 from --0.81% at December 31, 2004. The change in sensitivity since December 31, 2004 is the result of the current interest rate environment and the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows of discontinued operations as well as the interest rate-sensitive funding for these assets.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at March 31, 2005 and 2004, calculated in compliance with Thrift Bulletin No. 13a:

                                                 At March 31,
                   -----------------------------------------------------------------------
                                 2005                                  2004
                   --------------------------------       --------------------------------
    Change in      % Change in                            % Change in
 Interest Rate      Net Interest    Net Portfolio         Net Interest      Net Portfolio
(Basis Points)       Margin (1)     Value Ratio (2)        Margin (1)       Value Ratio (2)
-------------      -------------    ---------------       -----------       ---------------
     +300              1%                8.30%                 -3%                9.60%
     +200              1%                8.70%                 -2%                9.74%
     +100              1%                8.98%                 -1%                9.83%
        0              0%                9.17%                  0%                9.88%
     -100             -2%                9.17%                 -3%                9.67%
     -200 (3)         -7%                9.02%                -12%                9.42%
     -300 (3)        -14%                9.04%                -25%                9.88%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points are not deemed meaningful at March 31, 2005 and 2004 given the historically low absolute level of interest rates at those times.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Results of Operations

     The Corporation recorded net income of $6.8 million or $0.90 per diluted share for the first quarter of 2005. This compares to $6.2 million or $0.79 per diluted share for the same quarter last year.

Net Interest Income

     The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                               Three Months Ended March 31,
                                        ------------------------------------------------------------------------------
                                                           2005                                  2004
                                        -------------------------------------- ---------------------------------------
                                           Average                  Yield/        Average                    Yield/
                                           Balance      Interest    Rate (1)      Balance       Interest     Rate (1)
                                           -------      --------    --------      --------      --------     ---------
                                                                    (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans.....  $   550,790    $   8,584       6.23%   $   386,911     $   5,212       5.39%
     Residential real estate loans....      437,109        5,580       5.11        452,886         6,124       5.41
     Commercial loans ................      385,439        5,489       5.98        304,227         3,505       4.92
     Consumer loans ..................      212,762        3,469       6.61        194,168         3,226       6.68
                                        -----------    ---------               -----------     ---------
       Total loans ...................    1,586,100       23,122       5.90      1,338,192        18,067       5.48
Mortgage-backed securities (4) .......      542,965        5,874       4.33        496,699         4,727       3.81
Loans held-for-sale (3) ..............        2,510           35       5.58          1,174            33      11.24
Investment securities (4) ............       97,194          755       3.11        114,473         1,129       3.95
Other interest-earning assets ........       45,950          379       3.30         46,643           206       1.78
                                        -----------    ---------               -----------     ---------
     Total interest-earning assets        2,274,719       30,165       5.35      1,997,181        24,162       4.90
                                                       ---------                               ---------
Allowance for loan losses ............      (24,377)                               (22,632)
Cash and due from banks...............       54,011                                 47,126
Cash in non-owned ATMs................      123,306                                103,257
Loans, operating leases and other
  assets of discontinued operations...          988                                  8,619
Bank owned life insurance.............       52,367                                 39,684
Other noninterest-earning assets......       53,322                                 38,600
                                        -----------                            -----------
     Total assets.....................  $ 2,534,336                            $ 2,211,835
                                        ===========                            ===========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Money market and interest-
       bearing demand.................  $   240,703          649       1.09%   $   113,052            66       0.23%
     Savings..........................      285,462          271       0.39        317,396           329       0.42
     Retail time deposits ............      286,722        1,851       2.62        226,027         1,067       1.90
                                        -----------    ---------               -----------     ---------
       Total interest-bearing
         retail deposits..............      812,887        2,771       1.38        656,475         1,462       0.90
     Jumbo certificates of deposits ..       45,250          294       2.63         42,779           152       1.43
     Brokered certificates of deposit.      156,471        1,022       2.65         42,820           179       1.68
                                        -----------    ---------               -----------     ---------
       Total interest-bearing deposits    1,014,608        4,087       1.63        742,074         1,793       0.97
FHLB of Pittsburgh advances...........      819,476        6,191       3.02        819,713         5,631       2.72
Trust preferred borrowings............       51,547          712       5.53         50,000           496       3.92
Other borrowed funds..................      194,210        1,066       2.20        186,780           438       0.94
Cost of funding discontinued
  operations..........................            -           (4)                        -           (76)
                                        -----------    ---------               -----------     ---------
     Total interest-bearing liabilities   2,079,841       12,052       2.32      1,798,567         8,282       1.84
                                                       ---------                               ---------
Noninterest-bearing demand deposits...      239,590                                205,803
Other noninterest-bearing liabilities.       15,861                                 12,950
Minority interest ....................          224                                     66
Stockholders' equity..................      198,820                                194,449
                                        -----------                            -----------
Total liabilities and stockholders'
  equity..............................  $ 2,534,336                            $ 2,211,835
                                        ===========                            ===========
Excess of interest-earning assets
     over interest-bearing liabilities  $   194,878                            $   198,614
                                        ===========                            ===========
Net interest and dividend income......                 $  18,113                               $  15,880
                                                       =========                               =========
Interest rate spread..................                                 3.03%                                   3.06%
                                                                       =====                                   =====

Net interest margin...................                                 3.23%                                   3.24%
                                                                       =====                                   =====


(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.

     Net interest income for the first quarter of 2005 was $18.1 million compared to $15.9 million for the same quarter in 2004. Higher loan and higher mortgage backed securities (MBS) volumes drove much of this increase. The yield on earning assets was also higher in the first quarter of 2005 compared to the first quarter of 2004. The yield on loans increased 0.42% from 5.48% in the first quarter of 2004 to 5.90% in the first quarter of 2005; while the yield on mortgage backed securities increased 0.52% for the same period. The increases in the yields were due to the higher overall level of market interest rates as the Federal Reserve began raising short term interest rates in June of 2004. The net interest margin for the first quarter of 2005 was 3.23%, essentially unchanged from the first quarter 2004 which was 3.24%, as rates on deposits and borrowings increased in tandem with yields on loans and investments.

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

     Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs for six years which management believes approximates an average business cycle. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information, as adjusted for historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions (listed below). The evaluation of the inherent loss with respect to these more current conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The more current conditions, analyzed in connection with the adjustment factors, include an evaluation of the following:

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

     WSFS' loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio management is able to adjust specific and inherent loss estimates based upon the availability of its most recent information. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such losses. The Company also gives consideration to the results of these regulatory agency examinations. The provision for loan losses decreased from $687,000 for the first three months of 2004 to $579,000 for the first three months of 2005, primarily a result of an overall improvement in credit quality of the Corporation's loan portfolio.

     The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

     The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                    Three months ended March 31,
                                                       2005             2004
                                                       ----             ----
                                                       (Dollars in Thousands)

Beginning balance ..................................  $24,222          $22,386
Provision for loan losses, Continuing operations....      579              687

Charge-offs:
     Residential real estate .......................       36              141
     Commercial real estate (1) ....................        -                -
     Commercial ....................................       66               40
     Consumer ......................................      158              275
                                                      -------          -------
        Total charge-offs ..........................      260              456
                                                      -------          -------
Recoveries:
     Residential real estate .......................       56               25
     Commercial real estate (1) ....................        -                -
     Commercial ....................................        9               83
     Consumer ......................................       41               20
                                                      -------          -------
        Total recoveries ...........................      106              128
                                                      -------          -------
Net charge-offs ....................................      154              328
                                                      -------          -------
Ending balance .....................................  $24,647          $22,745
                                                      =======          =======
Net charge-offs to average gross loans
  outstanding, net of unearned income (2) ..........     0.04%            0.10%
                                                      =======          =======

(1)  Includes commercial mortgage and construction loans.
(2)  Ratios for the three months ended March 31, 2005 and 2004 are annualized.

Noninterest Income

     Noninterest income for the quarter ended March 31, 2005 was $7.9 million compared to $7.6 million for the first quarter of 2004. The increase was primarily due to increases of $539,000 in card and ATM fee income, $401,000 of which was due to growth in the CashConnect segment. This increase was partially offset by lower gains on the sales of securities of $222,000.

Noninterest Expense

     Noninterest expenses for the quarter ended March 31, 2005 were $15.0 million, or $1.8 million above the $13.2 million for the same period of 2004. Salaries, benefits and other compensation, equipment, occupancy and data processing expenses all increased during the first quarter 2005 mainly the result of growth in WSFS' branch system. Also, an additional $727,000 of bonus and post-retirement related expenses were recorded during the first quarter of 2005. Partially offsetting these increases was the reversal of a reserve for losses in the CashConnect business of $503,000. This reserve was no longer necessary because losses were no longer probable.

Income Taxes

     The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." During the first quarter of 2005, the Corporation recorded a provision for income taxes of $3.6 million compared to $3.3 million for the same period in 2004. The effective tax rates for the first quarter of 2005 and 2004 were both approximately 35%.

     The effective tax rates reflect the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, BOLI income, a fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan, and a provision for state income tax expense.

     The Corporation analyzes its projections of taxable income on an ongoing basis and makes adjustments to its provision for income taxes accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment - An Amendment of Statements No. 123 and 95 that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion No.
25. Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement ended on June 30, 2004. In October 2004, FASB announced that for public entities, this proposed statement would apply prospectively for reporting periods beginning after June 15, 2005 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using a fair value based method of accounting. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123(R). Under the amended compliance dates, SFAS 123(R) becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. For the Corporation, this will become effective on January 1, 2006. While the Corporation has estimated the impact on is existing stock options outstanding, the Corporation is currently evaluating the potential impact of the proposed statement on future stock option grants. See Note 1 to the Financial Statements for the Company's disclosure of the retrospective impact of fair value accounting for stock options.

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          The Company is not engaged in any legal proceedings of a material nature at March 31, 2005. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

          The following table lists purchases of the Company's Common Stock during the first quarter of 2005.

                                                                                      Total Number of       Maximum Number
                                                      Total Number       Average      Shares Purchased     of Shares that May
                                                         of Shares      Price Paid   as Part of Publicly   Yet Be Purchased
                                                        Purchased       per Share     Announced Plans         Under Plans
                                                      ------------      ----------   -------------------   ------------------

     January 1, to January 31, 2005                            0         $ 0.00                  0               701,564

     February 1, to February 28, 2005                          0         $ 0.00                  0               701,564

     March 1, to March 31, 2005                          156,801(1)      $55.73            153,500               548,064
                                                         -------

     Total for the quarter ended March 31, 2005          156,801         $55.73

     (1) 3,301 shares of Common Stock were purchased by the Company in a private transaction resulting from the exercise of stock options.

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

                                          WSFS FINANCIAL CORPORATION





Date:  May 9, 2005                        /s/ MARVIN N. SCHOENHALS
                                          --------------------------------------
                                          Marvin N. Schoenhals
                                          President and Chief Executive Officer






Date:  May 9, 2005                        /s/ STEPHEN A. FOWLE
                                          --------------------------------------
                                          Stephen A. Fowle
                                          Executive Vice President and
                                          Chief Financial Officer