Form 10-Q
period 2005-06-30
WSFS FINANCIAL CORP
filed 2005-08-09
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2005
                               -------------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
      incorporation or organization)


  838 Market Street, Wilmington, Delaware             19801
------------------------------------------    ---------------------------------
   (Address of principal executive offices)         (Zip Code)


                                 (302) 792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange  Act Rule 12b-2).  YES   X    NO
                                               -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 2005:

Common Stock, par value $.01 per share                   6,862,514
--------------------------------------             --------------------
     (Title of Class)                              (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                                                            Page
                                                                                                            ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three and Six Months
           Ended June 30, 2005 and 2004 (Unaudited)...........................................                3

           Consolidated Statement of Condition as of June 30, 2005
           (Unaudited) and December 31, 2004..................................................                4

           Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 2005 and 2004 (Unaudited).................................................                5

           Notes to the Consolidated Financial Statements for the Three and Six
           Months Ended June 30, 2005 and 2004 (Unaudited)....................................                7

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................               16
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................               26
         ----------------------------------------------------------

Item 4.  Controls and Procedures .............................................................               26
         ------------------------


                           PART II. Other Information


Item 1.  Legal Proceedings....................................................................               27
         -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........................               27
         ------------------------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................               27
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................               27
         ---------------------------------------------------

Item 5.  Other Information ...................................................................               27
         -----------------

Item 6.  Exhibits ............................................................................               27
         ---------

Signatures ....................................................................................              28

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...........              29

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...........               31

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Three months ended June 30,     Six months ended June 30,
                                                       ----------------------------     -------------------------
                                                            2005           2004              2005            2004
                                                          -------        -------           -------         -------
                                                                              (Unaudited)
                                                                   (In Thousands, Except Per Share Data)
Interest income:
     Interest and fees on loans .......................   $25,447        $18,222           $48,604         $36,322
     Interest on mortgage-backed securities ...........     6,444          4,689            12,318           9,416
     Interest and dividends on investment securities ..       639          1,219             1,394           2,348
     Other interest income ............................       356            152               735             358
                                                          -------        -------           -------         -------
                                                           32,886         24,282            63,051          48,444
                                                          -------        -------           -------         -------
Interest expense:
     Interest on deposits .............................     4,662          1,832             8,749           3,625
     Interest on Federal Home Loan Bank advances ......     7,263          5,886            13,450          11,441
     Interest on federal funds purchased and securities
       sold under agreements to repurchase ............     1,092            413             2,103             813
     Interest on trust preferred borrowings ...........     1,967            503             2,679             999
     Interest on other borrowings .....................       124             40               179              78
                                                          -------        -------           -------         -------
                                                           15,108          8,674            27,160          16,956
                                                          -------        -------           -------         -------
Net interest income ...................................    17,778         15,608            35,891          31,488
Provision for loan losses .............................       772            687             1,351           1,374
                                                          -------        -------           -------         -------
Net interest income after provision for loan losses ...    17,006         14,921            34,540          30,114
                                                          -------        -------           -------         -------
Noninterest income:
     Credit/debit card and ATM income .................     3,665          2,976             6,868           5,640
     Deposit service charges ..........................     2,487          2,366             4,665           4,701
     Investment advisory income .......................       619            549             1,227           1,087
     Bank owned life insurance income .................       527            626             1,023           1,105
     Loan fee income ..................................       569            627               995           1,158
     Mortgage banking activities, net .................        37            294               181             367
     Securities gains .................................         -              2                 -             224
     Other income .....................................       810            780             1,611           1,496
                                                          -------        -------           -------         -------
                                                            8,714          8,220            16,570          15,778
                                                          -------        -------           -------         -------
Noninterest expenses:
     Salaries, benefits and other compensation ........     8,494          7,406            17,316          15,049
     Occupancy expense ................................     1,263          1,122             2,539           2,271
     Equipment expense ................................       954            925             1,937           1,790
     Data processing and operations expenses ..........       998            837             1,909           1,599
     Marketing expense ................................       828            541             1,353           1,061
     Professional fees ................................       498            309             1,051             831
     Other operating expense ..........................     2,568          2,049             4,468           3,826
                                                          -------        -------           -------         -------
                                                           15,603         13,189            30,573          26,427
                                                          -------        -------           -------         -------

Income before minority interest and taxes .............    10,117          9,952            20,537          19,465
Less minority interest ................................        37             47                74              92
                                                          -------        -------           -------         -------
Income before taxes ...................................    10,080          9,905            20,463          19,373
Income tax provision ..................................     3,514          3,638             7,107           6,924
                                                          -------        -------           -------         -------
Net income ............................................   $ 6,566        $ 6,267           $13,356         $12,449
                                                          =======        =======           =======         =======

Earnings per share:
Basic .................................................   $  0.95        $  0.87           $  1.90         $  1.71
Diluted ...............................................   $  0.90        $  0.82           $  1.80         $  1.62


The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                June 30,    December 31,
                                                                                  2005         2004
                                                                                  ----         ----
                                                                                     (Unaudited)
                                                                        (In Thousands, Except Per Share Data)
Assets
Cash and due from banks ..................................................   $    56,776    $    61,328
Cash in non-owned ATMs ...................................................       137,203        131,150
Interest-bearing deposits in other banks .................................           207            531
                                                                             -----------    -----------
    Total cash and cash equivalents ......................................       194,186        193,009
Investment securities held-to-maturity ...................................         7,753          7,767
Investment securities available-for-sale including reverse mortgages .....        90,338         89,609
Mortgage-backed securities held-to-maturity ..............................             1              4
Mortgage-backed securities available-for-sale ............................       574,307        512,189
Mortgage-backed securities trading .......................................        11,951         11,951
Loans held-for-sale ......................................................         1,429          3,229
Loans, net of allowance for loan losses of $24,939 at June 30, 2005
  and $24,222 at December 31, 2004 .......................................     1,662,910      1,532,238
Bank owned life insurance ................................................        53,213         52,190
Stock in Federal Home Loan Bank of Pittsburgh, at cost ...................        46,399         43,946
Assets acquired through foreclosure ......................................           372            217
Premises and equipment ...................................................        22,729         22,835
Accrued interest receivable and other assets .............................        34,031         32,684
Loans, operating leases and other assets of discontinued operations ......           227          1,088
                                                                             -----------    -----------

Total assets .............................................................   $ 2,699,846    $ 2,502,956
                                                                             ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ...........................................   $   261,987    $   246,592
    Interest-bearing demand ..............................................       120,232        100,098
    Money market .........................................................       167,854        123,523
    Savings ..............................................................       276,514        289,041
    Time .................................................................       212,002        221,414
    Jumbo certificates of deposit - retail ...............................        68,650         71,514
                                                                             -----------    -----------
      Total retail deposits ..............................................     1,107,239      1,052,182
    Jumbo certificates of deposit - non-retail ...........................        35,930         44,903
    Brokered certificates of deposit .....................................       203,400        137,877
                                                                             -----------    -----------
        Total deposits ...................................................     1,346,569      1,234,962

Federal funds purchased and securities sold under agreements to
  repurchase..............................................................       131,820        132,105
Federal Home Loan Bank advances ..........................................       902,943        837,063
Trust preferred borrowings ...............................................        67,011         51,547
Other borrowed funds .....................................................        38,085         33,441
Accrued interest payable and other liabilities ...........................        20,047         17,296
                                                                             -----------    -----------
Total liabilities ........................................................     2,506,475      2,306,414
                                                                             -----------    -----------

Minority Interest ........................................................           184            239

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ...............................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,299,683 at June 30, 2005 and 15,213,647 at December 31, 2004 ......           153            152
Capital in excess of par value ...........................................        70,825         68,327
Accumulated other comprehensive loss .....................................        (4,227)        (3,385)
Retained earnings ........................................................       305,497        293,054
Treasury stock at cost, 8,439,569 shares at June 30, 2005 and 8,127,269
    shares at December 31, 2004 ..........................................      (179,061)      (161,845)
                                                                             -----------    -----------
Total stockholders' equity ...............................................       193,187        196,303
                                                                             -----------    -----------
Total liabilities, minority interest and stockholders' equity ............   $ 2,699,846    $ 2,502,956
                                                                             ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  Six months ended June 30,
                                                                                  -------------------------
                                                                                      2005          2004
                                                                                      ----          ----
                                                                                        (Unaudited)
                                                                                       (In Thousands)
Operating activities:
Net income ......................................................................   $  13,356    $  12,449
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ...................................................       1,351        1,374
    Depreciation, accretion and amortization ....................................       3,506        3,448
    Increase in accrued interest receivable and other assets ....................      (1,760)      (1,593)
    Origination of loans held-for-sale ..........................................     (20,685)     (18,922)
    Proceeds from sales of loans held-for-sale ..................................      21,473       18,070
    Gain on sale of loans held-for-sale .........................................         (35)        (106)
    Gain on sale of loans .......................................................           -         (261)
    Gain on sale of investments .................................................           -         (224)
    Minority interest net income ................................................          74           92
    Increase in accrued interest payable and other liabilities ..................       2,751          725
    Gain on sale of assets acquired through foreclosure .........................         (41)         (39)
    Increase in value of bank-owned life insurance ..............................      (1,023)           -
    Increase in capitalized interest, net .......................................         (10)      (2,053)
                                                                                    ---------    ---------
Net cash  provided by operating activities ......................................      18,957       12,960
                                                                                    ---------    ---------

Investing activities:
Maturities of investment securities .............................................          30        2,585
Purchase of investments available-for-sale ......................................        (975)      (9,930)
Sales of mortgage-backed securities available-for-sale ..........................           -       31,346
Repayments of mortgage-backed securities held-to-maturity .......................           3        1,804
Repayments of mortgage-backed securities available-for-sale .....................      54,854       99,481
Purchases of mortgage-backed securities available-for-sale ......................    (118,313)    (138,097)
Repayments of reverse mortgages .................................................         178        1,238
Disbursements for reverse mortgages .............................................        (200)        (257)
Purchase of Cypress Capital Management LLC ......................................        (452)      (1,122)
Sale of loans ...................................................................         341       12,250
Purchase of loans ...............................................................      (4,469)      (7,449)
Purchase of bank owned life insurance ...........................................           -      (50,000)
Net increase in loans ...........................................................    (127,141)    (104,654)
Net increase in stock of Federal Home Loan Bank of Pittsburgh ...................      (2,453)      (3,282)
Sales of assets acquired through foreclosure, net ...............................         258          406
Investment in premises and equipment, net .......................................      (1,517)      (2,688)
                                                                                    ---------    ---------
Net cash used for investing activities ..........................................    (199,856)    (168,369)
                                                                                    ---------    ---------

Financing activities:
Net increase in demand and savings deposits .....................................      71,977       32,102
Net increase in time deposits ...................................................      43,938       73,309
Net (decrease) increase in securities sold under agreement to repurchase ........        (285)       8,259
Net increase in FHLB advances ...................................................      65,880       86,885
Redemption of WSFS Capital Trust I Preferred Securities .........................     (51,547)           -
Issuance of Pooled Floating Rate Capital Securities .............................      67,011            -
Dividends paid on common stock ..................................................        (913)        (804)
Issuance of common stock and exercise of employee stock options .................       2,499        1,641
Purchase of treasury stock, net of reissuance ...................................     (17,216)     (17,909)
(Decrease) increase in minority interest ........................................        (129)          99
                                                                                    ---------    ---------
Net cash provided by financing activities .......................................     181,215      183,582
                                                                                    ---------    ---------

Increase in cash and cash equivalents ...........................................         316       28,173
Change in net assets from discontinued operations ...............................         861        5,829
Cash and cash equivalents at beginning of period ................................     193,009      161,515
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $ 194,186    $ 195,517
                                                                                    =========    =========
                                                                                   (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                                    Six months ended June 30,
                                                                    -------------------------
                                                                       2005           2004
                                                                       ----           ----
                                                                          (Unaudited)
                                                                        (In Thousands)
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for interest ........................................     $ 22,795       $ 15,410
Cash paid for income taxes, net................................        5,710          5,053
Loans transferred to assets acquired through foreclosure ......          372            240
Net change in accumulated other comprehensive loss ............         (842)        (5,653)
Transfer of loans held-for-sale to loans.......................        1,047          1,352
Deconsolidation of WSFS Capital Trust I........................            -          1,547

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The consolidated Financial Statements include the accounts of the parent company (WSFS Financial Corporation), Wilmington Savings Fund Society, FSB (Bank or WSFS) and Montchanin Capital Management, Inc. (Montchanin) and its non-wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). WSFS Financial Corporation (Company or Corporation) also has one unconsolidated affiliate, WSFS Capital Trust III (the Trust). WSFS was founded in 1832 and is one of the oldest financial institutions in the country. WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation
(FDIC). WSFS serves customers from its main office, 24 retail banking offices as well as loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Montchanin was formed in 2003 to provide asset management products and services in the Bank's primary market area. In January 2004, Montchanin acquired a 60% interest in Cypress. Cypress is a Wilmington based investment advisory firm servicing high net-worth individuals and institutions. In January 2005, Montchanin increased its ownership in Cypress to 80%. In April 2005, the Corporation formed the Trust to issue $65 million aggregate principle amount of Pooled Floating Rate Capital Securities. The proceeds from this issue were used to fund the redemption of $50 million of Floating Rate WSFS Capital Trust I Preferred Securities (formerly WSFS Capital Trust I). The Trust invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in Junior Subordinated Debentures of the Corporation.

         Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), WSFS Investment Group, Inc. and WSFS Reit, Inc. As discussed in Note 3 of the Financial Statements, the results of WCC, the Corporation's wholly owned indirect auto financing and leasing subsidiary, are presented as discontinued operations. WSFS Investment Group, Inc. was formed in 1989 to market various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through WSFS' retail banking system. WSFS Reit, Inc. is a real estate investment trust formed to hold qualifying real estate assets and may be used to raise capital in the future.

         The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three and six months period ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report of Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Valuation of Stock Option Grants

         At June 30, 2005, the Corporation had three stock-based employee compensation plans. Beginning in April 2005, the Corporation will grant new awards solely from the 2005 Incentive Plan. The Corporation accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provision of the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

         Effective January 1, 2006, the Corporation will implement SFAS 123 (revised 2004), Share-Based-Payment-An Amendment of Statements No. 123 and 95. The impact to the Corporation's 2006 Consolidated Statement of Operations is expected to be approximately $840,000 for the full year.

                                                                              For the three months      For the six months
                                                                                 ended June 30,           ended June 30,
                                                                              ---------------------   -----------------------
                                                                                 2005       2004         2005         2004
                                                                              ---------   ---------   ----------   ----------
                                                                                (In Thousands, Except Per Share Data)

Net income, as reported ...................................................   $   6,566   $   6,267   $   13,356   $   12,449
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................         207         146          419          307
                                                                              ---------   ---------   ----------   ----------
Pro forma net income ......................................................   $   6,359   $   6,121   $   12,937   $   12,142

Earnings per share:
Basic:
------
Net income ................................................................   $    0.95   $    0.87   $     1.90   $     1.71
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................        0.03        0.02         0.06         0.04
                                                                              ---------   ---------   ----------   ----------
Pro forma net income ......................................................   $    0.92   $    0.85   $     1.84   $     1.67
                                                                              =========   =========   ==========   ==========

Diluted:
--------
Net income, as reported ...................................................   $    0.90   $    0.82   $     1.80   $     1.62
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................        0.03        0.02         0.05         0.04
                                                                              ---------   ---------   ----------   ----------
Pro forma net income ......................................................   $    0.87   $    0.80   $     1.75   $     1.58
                                                                              =========   =========   ==========   ==========


2.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                        For the three months      For the six months
                                                                           ended June 30,           ended June 30,
                                                                        ---------------------   ---------------------
                                                                           2005       2004        2005         2004
                                                                        ---------   ---------   ----------   --------
                                                                             (In Thousands, Except Per Share Data)

Numerator:
----------
Net income ...........................................................   $ 6,566   $    6,267   $13,356   $   12,449
                                                                         =======   ==========   =======   ==========

Denominator:
------------
Denominator for basic earnings per share - weighted average shares ...     6,942        7,185     7,016        7,273
Effect of dilutive employee stock options ............................       371          420       397          431
                                                                         -------   ----------   -------   ----------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise .......................................     7,313        7,605     7,413        7,704
                                                                         =======   ==========   =======   ==========

Basic earnings per share .............................................   $  0.95   $     0.87   $  1.90   $     1.71
                                                                         =======   ==========   =======   ==========

Diluted earnings per share ...........................................   $  0.90   $     0.82   $  1.80   $     1.62
                                                                         =======   ==========   =======   ==========

Outstanding common stock equivalents having no dilutive effect .......        75            3        75            2


3.   DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT

         In December 2000, the Board of Directors approved management's plans to discontinue the operations of WCC. At December 31, 2000, WCC had 7,300 lease contracts and 2,700 loan contracts, compared to 14 lease contracts and 123 loan contracts at June 30, 2005. WCC no longer accepts new applications but will continue to service existing loans and leases until their maturities.

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

         During 2002 and 2001, because of the heavy incenting of new car purchases by manufacturers and other factors, both used car prices and WSFS' exposure to residual values on its outstanding leases continued to deteriorate. As a result, management recorded additional provisions for residual losses of $2.0 million in 2002 and $3.1 million in 2001. At December 31, 2004 the Corporation reviewed the remaining used car residual values and determined that its exposure was reduced. As a result, as of December 31, 2004, the Corporation reduced its reserve for discontinued operations by $143,000, net of taxes. At June 30, 2005, there were $260,000 in indirect loans and $165,000 in indirect leases, net, still outstanding. At June 30, 2005, WSFS had exposure to $164,000 in remaining used car residuals, for which it estimates a loss of $59,000. Management has provided for this loss in the Financial Statements. The loss on the wind-down of discontinued operations, net of tax, was zero in 2004 and 2003. The loss on wind-down of discontinued operations excludes any adjustments to the reserve for discontinued operations. Based on the remaining maturities of leases, management has determined that its residual exposure is negligible.

         The following table depicts loans, operating leases and other assets of discontinued operations at June 30, 2005 and December 31, 2004:

                                                           At June 30,   December 31,
                                                               2005         2004
                                                             -------      -------
                                                              (In Thousands)
Vehicles under operating leases, net of reserves .........   $    40       $   516
Loans, net ...............................................       186           639
Other non-cash assets ....................................         1           (67)
                                                             -------       -------
Loans, operating leases and other non-cash assets of
  discontinued operations ................................   $   227       $ 1,088
                                                             =======       =======


         The following table depicts the net income (loss) from discontinued operations for the three and six months ended June 30, 2005 and 2004:

                                             For the three months ended June 30,   For the six months ended June 30,
                                             -----------------------------------   --------------------------------
                                                 2005                  2004            2005               2004
                                                 ----                  ----            ----              -----
                                                                           (In Thousands)
Interest income........................        $      7             $     39         $     21          $     93
Allocated interest expense (1).........               4                   47                8               123
                                               --------             --------         --------          --------
Net interest income (expense)..........               3                   (8)              13               (30)
Loan and lease servicing fee
  (expense) income.....................              (4)                 148               43               185
Rental income on operating leases, net.              10                  122               61               316
                                               --------             --------         --------          --------
  Net revenues.........................               9                  262              117               471
  Noninterest expenses.................              96                   97              186               208
                                               --------             --------         --------          --------
(Loss) income before taxes.............             (87)                 165              (69)              263
Charge (credit) to reserve on
  discontinued operations..............              87                 (165)              69              (263)
Income tax provision ..................               -                    -                -                 -
                                               --------             --------         --------          --------
Income from discontinued operations....        $      -             $      -         $      -          $      -
                                               ========             ========         ========          ========

(1) Allocated interest expense for the three and six months ended June 30, 2005 was based on the Company's annual average wholesale borrowing rate of 3.23% and 3.13%, respectively, which approximated a marginal funding cost for this business. For the three and six months ended June 30, 2004 allocated interest expense was based on a direct matched-maturity funding of the non-cash assets of discontinued operations. The average borrowing rates for the three and six months were 3.79% and 3.85%, respectively.

4.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         The Corporation has an interest-rate cap with a notional amount of $50 million, which limits three-month London InterBank Offered Rate (LIBOR) to 6% for the ten years ending December 1, 2008. The cap is being used to hedge the cash flows on $50 million in trust preferred floating rate debt. The cap was recorded at the date of purchase in other assets, at a cost of $2.4 million. On July 1, 2002, the inception date of the redesignated hedging relationship, using guidance from the Financial Accounting Standards Board (FASB) for implementation of Statement 133, Accounting for Derivative and Hedging Activities (SFAS 133), the fair value of the interest rate cap was $1.6 million. This amount was allocated to the respective multiple "caplets" on a fair value basis. The change in each caplet's respective allocated fair value amount is reclassified out of accumulated other comprehensive loss and into interest expense when each of the quarterly interest payments is made on the trust preferred debt.

         On April 6, 2005, the Corporation completed the issuance of $65 million of aggregate principal amount of Pooled Floating Rate Securities. The proceeds from this issuance were used to fund the redemption of $50 million of Floating Rate Capital Trust I Preferred Securities. The cap provides a hedging relationship on $50 million of the recently purchased $65 million of aggregate principal amount of Pooled Floating Rate Capital Securities. The remaining $15 million of aggregate principal amount of Pooled Floating Rate Capital Securities is unhedged.

           The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at June 30, 2005 was $97,000.

         The following depicts the change in fair market value of the Company's derivative:

                                                2005                                 2004
                                   -----------------------------       -----------------------------
                                      At                   At             At                    At
                                   January 1,  Change   June 30,       January 1,   Change   June 30,
                                   ----------  ------   --------       ----------   ------   -------
                                                           (In Thousands)
       Interest Rate Cap........   $ 322(1)   $ (225)   $ 97(1)        $ 1,072(1)   $ (180) $ 892(1)

     (1) Included in accumulated other comprehensive loss, net of taxes.

5.       COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

                                                              For the three months     For the six months
                                                                 ended June 30,          ended June 30,
                                                              --------------------     ------------------
                                                                 2005        2004        2005        2004
                                                               --------    --------    --------    --------
                                                                              (In Thousands)
Net income .................................................   $  6,566    $  6,267    $ 13,356    $ 12,449

Other Comprehensive Income:

Unrealized holding gains (losses) on securities
    available-for-sale arising during the period ...........      6,895     (16,245)     (1,258)     (8,747)
Tax (expense) benefit ......................................     (2,620)      6,173         478       3,324
                                                               --------    --------    --------    --------
Net of tax amount ..........................................      4,275     (10,072)       (780)     (5,423)

Unrealized holding (losses) gains arising during the
    period on derivative used for cash flow hedge ..........       (206)        291         (95)       (132)
Tax benefit (expense) ......................................         72        (102)         33          46
                                                               --------    --------    --------    --------
Net of tax amount ..........................................       (134)        189         (62)        (86)

Reclassification adjustment for gains included in net income          -          (2)          -        (224)
Tax expense ................................................          -           1           -          80
                                                               --------    --------    --------    --------
Net of tax amount ..........................................          -          (1)          -        (144)
                                                               --------    --------    --------    --------

Total comprehensive income (loss) ..........................   $ 10,707    $ (3,617)   $ 12,514    $  6,796
                                                               ========    ========    ========    ========

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


7.       SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation has two operating segments at June 30, 2005: WSFS and CashConnect, the ATM division of WSFS.

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

         Reportable segments are business units that are managed separately and offer different services to distinct customer bases. The Corporation evaluates performance based on pre-tax ordinary income relative to resources used, and allocates resources based on these results. Segment information for the three and six months ended June 30, 2005 and 2004 follows:

                                                                 For the three months ended June 30,
                                              ---------------------------------------------------------------------------
                                                              2005                                  2004
                                              ------------------------------------   ------------------------------------
                                                                            (In Thousands)

                                                  Bank    CashConnect       Total        Bank     CashConnect      Total
                                              ----------   ----------   ----------   ----------   ----------   ----------
External customer revenues:
     Interest income                          $   32,886   $        -   $   32,886   $   24,282   $        -   $   24,282
     Non-interest income                           5,733        2,981        8,714        5,792        2,428        8,220
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total external customer revenues                  38,619        2,981       41,600       30,074        2,428       32,502
                                              ----------   ----------   ----------   ----------   ----------   ----------
Intersegment revenues:
     Interest income                                 985            -          985          321            -          321
     Non-interest income                             194          179          373          166          189          355
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment revenues                        1,179          179        1,358          487          189          676
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total revenue                                     39,798        3,160       42,958       30,561        2,617       33,178
                                              ----------   ----------   ----------   ----------   ----------   ----------
External customer expenses:
     Interest expense                             15,108            -       15,108        8,674            -        8,674
     Non-interest expenses                        14,487        1,116       15,603       12,164        1,025       13,189
     Provision for loan loss                         772            -          772          687            -          687
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total external customer expenses                  30,367        1,116       31,483       21,525        1,025       22,550
                                              ----------   ----------   ----------   ----------   ----------   ----------
Intersegment expenses:
     Interest expense                                  -          985          985            -          321          321
     Non-interest expenses                           179          194          373          189          166          355
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment expenses                          179        1,179        1,358          189          487          676
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total expenses                                    30,546        2,295       32,841       21,714        1,512       23,226
                                              ----------   ----------   ----------   ----------   ----------   ----------

Income before taxes and extraordinary items   $    9,252   $      865       10,117   $    8,847   $    1,105        9,952

Less minority interest                                                          37                                     47
Income tax provision                                                         3,514                                  3,638
                                                                        ----------                             ----------
Consolidated net income                                                 $    6,566                             $    6,267
                                                                        ==========                             ==========

Cash and cash equivalents                     $   56,983   $  137,203   $  194,186   $   56,740   $  123,777   $  180,517
Other segment assets                           2,500,143        5,517    2,505,660    2,214,417        5,020    2,219,437
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total segment assets                          $2,557,126   $  142,720   $2,699,846   $2,271,157   $  128,797   $2,399,954
                                              ==========   ==========   ==========   ==========   ==========   ==========

Capital expenditures                          $      826   $       74   $      900   $    2,170   $        2   $    2,172

                                                                    For the six months ended June 30,
                                              ---------------------------------------------------------------------------
                                                              2005                                  2004
                                              ------------------------------------   ------------------------------------
                                                                            (In Thousands)

                                                  Bank    CashConnect       Total        Bank     CashConnect      Total
                                              ----------   ----------   ----------   ----------   ----------   ----------
External customer revenues:
     Interest income                          $   63,051   $        -   $   63,051   $   48,444   $        -   $   48,444
     Non-interest income                          10,913        5,657       16,570       11,159        4,619       15,778
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total external customer revenues                  73,964        5,657       79,621       59,603        4,619       64,222
                                              ----------   ----------   ----------   ----------   ----------   ----------

Intersegment revenues:
     Interest income                               1,793            -        1,793          612            -          612
     Non-interest income                             374          334          708          338          366          704
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment revenues                        2,167          334        2,501          950          366        1,316
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total revenue                                     76,131        5,991       82,122       60,553        4,985       65,538
                                              ----------   ----------   ----------   ----------   ----------   ----------

External customer expenses:
     Interest expense                             27,160            -       27,160       16,956            -       16,956
     Non-interest expenses                        28,877        1,696       30,573       24,709        1,718       26,427
     Provision for loan loss                       1,351            -        1,351        1,374            -        1,374
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total external customer expenses                  57,388        1,696       59,084       43,039        1,718       44,757
                                              ----------   ----------   ----------   ----------   ----------   ----------

Intersegment expenses:
     Interest expense                                  -        1,793        1,793            -          612          612
     Non-interest expenses                           334          374          708          366          338          704
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment expenses                          334        2,167        2,501          366          950        1,316
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                                    57,722        3,863       61,585       43,405        2,668       46,073
                                              ----------   ----------   ----------   ----------   ----------   ----------

Income before taxes and extraordinary items   $   18,409   $    2,128       20,537   $   17,148   $    2,317   $   19,465

Less minority interest                                                          74                                     92
Income tax provision                                                         7,107                                  6,924
                                                                        ----------                             ----------
Consolidated net income                                                 $   13,356                             $   12,449
                                                                        ==========                             ==========

Cash and cash equivalents                     $   56,983   $  137,203   $  194,186   $   56,740   $  123,777   $  180,517
Other segment assets                           2,500,143        5,517    2,505,660    2,214,417        5,020    2,219,437
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total segment assets                          $2,557,126   $  142,720   $2,699,846   $2,271,157   $  128,797   $2,399,954
                                              ==========   ==========   ==========   ==========   ==========   ==========

Capital expenditures                          $    1,099   $      340   $    1,439   $    2,557   $      149   $    2,706

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

         As is customary in such sales, WSFS provides indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by WSFS. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During the second quarter of 2005, the Company made no repurchases of any loans sold in the secondary market.

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

         At June 30, 2005 and December 31, 2004, there were twelve variable-rate to fixed-rate swap transactions between the third party financial institution and customers of WSFS with an initial notional amount aggregating approximately $40.1 million, and with maturities ranging from approximately one to ten years. The aggregate market value of these swaps to the customers was ($391,000) at June 30, 2005 and ($607,000) at December 31, 2004. The amount of liability recorded by the Company for these guarantees that were in a paying position at June 30, 2005 and December 31, 2004 was $8,000 and $6,000, respectively. This amount represented the fair market value of the guarantee to perform under the terms of the swap agreements.

         Sale of Wilmington Finance, Inc. In January 2003, WSFS completed the sale of its majority-owned subsidiary, Wilmington Finance, Inc. (WF). As is customary in the sale of a privately-held business, certain indemnifications were provided by WSFS and the other shareholders of WF to the buyer. Generally, WSFS is proportionately liable for its ownership share of WF (which was 65%) of the related successful claims under indemnification provisions.

         Remaining indemnifications provided by the sellers, fall into three separate categories. These include: (1) indemnification for sellers' ownership, which indemnification extends indefinitely and is uncapped in amount; (2) indemnification for tax, environmental, and benefit plan related issues, all of which indemnifications extend for their respective statute of limitations and are uncapped in amount; and (3) protection to the buyer in the event of successful third-party claims that result from the operation of the business prior to the sale date (third-party claims indemnification). This third indemnification expired during the second quarter of 2005 with no claims being made.

         WSFS is not aware of any claims to date, or any potential future claims made under the WF indemnification provisions that could result in payment. As a result, no provision for loss has been made in WSFS' financial statements at June 30, 2005.

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

         The following disclosures of the net periodic benefit cost components of post-retirement benefits are in accordance with SFAS 132 (Revised) and were measured at January 1, 2005:

                                                         Three months ended June 30,   Six months ended June 30,
                                                         ---------------------------   -------------------------
                                                             2005            2004       2005              2004
                                                             ----            ----       ----              ----
   Service cost .....................................     $    27         $    24     $   54           $    48
   Interest cost.....................................          30              31         60                62
   Amortization of transition obligation ............          15              15         30                30
   Net loss recognition..............................           4               5          8                10
                                                          -------         -------     ------           -------
                    Net periodic benefit cost .......     $    76         $    75     $  152           $   150
                                                          =======         =======     ======           =======

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

         The following disclosures of the net periodic benefit cost components of a supplemental pension plan are in accordance with SFAS 132 (Revised) and were measured at January 1, 2005:

                                                         Three months ended June 30,      Six months ended June 30,
                                                         ---------------------------      -------------------------
                                                             2005            2004          2005              2004
                                                             ----            ----          ----              ----

   Interest cost ....................................     $    11         $    11       $    22           $    22
   Net loss recognition..............................           6               6            12                12
                                                          -------         -------       -------           -------
                    Net periodic benefit cost .......     $    17         $    17       $    34           $    34
                                                          =======         =======       =======           =======

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

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. WSFS serves customers from its main office and 24 retail banking offices as well as loan production offices and operations centers located in Delaware and southeastern Pennsylvania.

         The Corporation has two consolidated subsidiaries, WSFS and Montchanin Capital Management, Inc. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust III. The Corporation has no unconsolidated subsidiaries or off balance sheet entities. Fully-owned and continuing consolidated subsidiaries of WSFS include WSFS Investment Group, Inc., which markets various third-party insurance products and securities through WSFS' retail banking system, and WSFS Reit, Inc., which holds qualifying real estate assets and may be used in the future to raise capital.

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


CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, investment in reverse mortgages, the reserve for discontinued operations, contingencies (including indemnifications), and deferred taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Investment in Reverse Mortgages and Reverse Mortgage Bonds

         In 2002 substantially all of the Corporation's reverse mortgage portfolio was sold. The Corporation values the remaining reverse mortgages by discounting future cash flows at the market rate for similar collateral. Because of this quasi-market-value based accounting, the recorded value of reverse mortgage assets includes significant volatility associated with estimations and income recognition can vary significantly from reporting period to reporting period.

         The Corporation owns $11.9 million of SASCO RM-1 2002 securities, including accrued interest, classified as "trading." $10.0 million was received as partial consideration for the sale of the reverse mortgage portfolio, while an additional $1.0 million was purchased at par at the time of the securitization. These floating rate notes represent the BBB traunche of the reverse mortgage securitization underwritten by Lehman Brothers and carry a coupon rate of one-month London InterBank Offered Rate (LIBOR) plus 300 basis points. At the time of the acquisition of these SASCO RM-1 securities it was the Corporation's intent to sell these securities in the near term. Therefore, based on rules promulgated under Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, the securities were classified as "trading." An active market for these securities has not developed since the issuance, but it continues to be the intent of the Corporation to sell these securities if and when an active market develops. Since there is no active market for these securities, the Corporation has used the guidance under SFAS 115 to provide a reasonable estimate of fair value. The Corporation utilized matrix pricing and a fundamental analysis of the actual cash flows of the underlying reverse mortgages to estimate a reasonable fair value as of June 30, 2005. The Corporation also obtained a fair value estimate from an independent securities dealer.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

         Total assets increased $196.9 million during the six months ended June 30, 2005. During the first six months of 2005 loans, net, grew $130.7 million to $1.7 billion reflecting the continued strong growth in commercial and commercial real estate loans, which amounted to $132.8 million. Consumer loans grew by $7.9 million during the same period. These increases were partially offset by a $9.3 million decrease in residential real estate loans. MBS increased by $62.1 million during the first six months of 2005. In addition, loans, operating leases and other assets of discontinued operations decreased $861,000, due to the expected run-off in the WCC loan and lease portfolios.

         Total liabilities increased $200.1 million between December 31, 2004 and June 30, 2005, to $2.5 billion, mainly due to a $111.6 million increase in deposits. This included a $65.5 million increase in brokered certificates of deposit and a $55.1 million increase in retail deposits. These increases were partially offset by a decrease of $9.0 million in non-retail jumbo certificates of deposit. There was a $65.9 million increase in Federal Home Loan Bank (FHLB) advances primarily used to fund loan growth. In addition, Trust Preferred borrowings increased $15.5 million. This was mainly due to the redemption of $50.0 million of WSFS Capital Trust I Securities and the issuance of $65.0 million of Pooled Floating Rate Capital Securities.

Capital Resources

         Stockholders' equity decreased $3.1 million between December 31, 2004 and June 30, 2005. This decrease was mainly due to the purchase of 319,500 shares of the Corporation's common stock for $17.4 million ($54.33 per share average). At June 30, 2005, the Corporation held 8,439,569 shares of its common stock in its treasury at a cost of $179.1 million. In addition, the Corporation declared cash dividends totaling $913,000 during the six months ended June 30, 2005. Finally, other comprehensive loss increased $842,000 during the first six months of 2005 due, in part, to a decline in the fair value of securities available-for-sale. These decreases were partially offset by net income of $13.4 million and an increase of $2.2 million from the exercise of stock options and the recognition of the related tax benefit.

         Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of June 30, 2005 (dollars in thousands):

                                                                                  To be Well-Capitalized
                                          Consolidated         For Capital        Under Prompt Corrective
                                          Bank Capital        Adequacy Purposes      Action Provisions
                                       ------------------    ------------------   ------------------------
                                                   % of                  % of                    % of
                                         Amount   Assets       Amount   Assets         Amount   Assets
                                         ------   ------       ------   ------         ------   ------
Total Capital
  (to Risk-Weighted Assets) ........   $264,712    14.34%    $147,678   8.00%        $184,597   10.00%
Core Capital
  (to Adjusted Total Assets)........    247,124     9.15      107,991   4.00          134,989    5.00
Tangible Capital
  (to Tangible Assets) .............    247,124     9.15       40,497   1.50              N/A     N/A
Tier 1 Capital
  (to Risk-Weighted Assets).........    247,124    13.39       73,839   4.00          110,758    6.00

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 2005 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

Liquidity

         The Company manages its liquidity risk and funding needs through its treasury function and through its Asset/Liability Committee. The Company has a policy that separately addresses liquidity, and management monitors the Company's adherence to policy limits. One measure of the Company's liquidity is the ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year, which was 7.7% at June 30, 2005, compared with 8.3% at March 31, 2005. Both of these ratios were well in excess of the policy minimum. Also, liquidity risk management is a primary area of examination by the OTS. The Company complies with guidance promulgated under Thrift Bulletin 77 that requires thrift institutions to maintain adequate liquidity to assure safe and sound operations.

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

         During the six months ended June 30, 2005, net loan growth resulted in the use of $127.1 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. Management expects this trend to continue. While the Company's loan to deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings, primarily through the Federal Home Loan Bank of Pittsburgh.

         Additionally, during the six months ended June 30, 2005, $19.0 million in cash was provided by operating activities, while $72.0 million in cash was provided through the net increase in demand and savings deposits and $43.9 million in cash through the net increase in time deposits. For the period, cash and cash equivalents increased $1.2 million to $194.2 million.

NONPERFORMING ASSETS

         The following table sets forth the Corporation's  nonperforming  assets
and  past  due  loans  at  the  dates  indicated.   Past  due  loans  are  loans
contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.
                                                       June 30,     December 31,
                                                         2005          2004
                                                     -----------    -----------
                                                           (In Thousands)
Nonaccruing loans:
     Commercial ....................................   $2,857           $1,595
     Consumer ......................................      104              291
     Commercial mortgage ...........................      717              909
     Residential mortgage ..........................    1,784            1,601
     Construction ..................................      140                -
                                                       ------           ------

Total nonaccruing loans ............................    5,602            4,396
Assets acquired through foreclosure ................      372              217
                                                       ------           ------

Total nonperforming assets .........................   $5,974           $4,613
                                                       ======           ======
Past due loans:
     Residential mortgages .........................   $  332           $  703
     Commercial and commercial mortgages ...........        -                -
     Consumer ......................................       38              104
                                                       ------           ------

Total past due loans ...............................   $  370           $  807
                                                       ======           ======
Ratios:
     Nonaccruing loans to total loans (1) ..........     0.33%            0.28%
     Allowance for loan losses to gross loans (1)...     1.48%            1.56%
     Nonperforming assets to total assets ..........     0.22%            0.18%
     Loan loss allowance to nonaccruing loans (2)...      424%             524%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) ....................      398%             499%

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

         Nonperforming assets increased $1.4 million between June 30, 2005 and December 31, 2004. The increase resulted primarily from a $1.7 million commercial loan and a $140,000 construction loan. In addition, residential nonaccruing loans increased $183,000. Assets acquired through foreclosure increased $155,000 as a result of various residential properties being acquired. An analysis of the change in the balance of non-performing assets is presented below.

                                                     For the six
                                                      months ended   For the year ended
                                                    June 30, 2005    December 31, 2004
                                                    -------------    ------------------
                                                            (In Thousands)
Beginning balance...................................    $    4,613        $   5,544
     Additions .....................................         3,982            6,554
     Collections....................................        (1,788)          (4,668)
     Transfers to accrual/restructured status.......          (245)          (1,717)
     Charge-offs / write-downs, net.................          (588)          (1,100)
                                                        ----------        ---------

Ending balance......................................    $    5,974        $   4,613
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At June 30, 2005, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $13 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 101% at June 30, 2005 compared to 98% at December 31, 2004. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to .50% at June 30, 2005 from -.81% at December 31, 2004. The change in sensitivity since December 31, 2004 is the result of the current interest rate environment and the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows of discontinued operations as well as the interest rate-sensitive funding for these assets.

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at June 30, 2005 and 2004, calculated in compliance with Thrift Bulletin No. 13a:

                                         At June 30,
                ----------------------------------------------------------------
                           2005                            2004
                --------------------------------  ------------------------------
    Change in    % Change in                      % Change in
 Interest Rate   Net Interest  Net Portfolio      Net Interest  Net Portfolio
(Basis Points)    Margin (1)     Value Ratio (2)    Margin (1)   Value Ratio (2)
-------------   -------------    ---------------    ----------  ---------------

     +300           2%             8.49%              -5%             7.98%
     +200           2%             8.86%              -3%             8.26%
     +100           1%             9.16%              -1%             8.42%
        0           0%             9.37%               0%             8.50%
     -100          -2%             9.45%              -2%             8.39%
     -200 (3)      -7%             9.18%             -11%             8.29%
     -300 (3)     -13%             8.86%             -20%             8.44%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 200 and 300 basis points are not deemed meaningful at June 30, 2005 and 2004 given the historically low absolute level of interest rates at those times.


COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Results of Operations

         The Corporation recorded net income of $6.6 million or $0.90 per diluted share for the second quarter of 2005. This compares to $6.3 million or $0.82 per diluted share for the same quarter last year.

         Net income for the six months ended June 30, 2005 was $13.4 million or $1.80 per diluted share. This compares to $12.4 million or $1.62 per diluted share for the comparable period last year.

Net Interest Income

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                    Three months ended June 30,
                                            -----------------------------------------------------------------------------
                                                           2005                                         2004
                                            ----------------------------------          ---------------------------------
                                              Average                 Yield/              Average                Yield/
                                              Balance    Interest     Rate (1)            Balance     Interest   Rate (1)
                                            ---------   -----------  ---------          ---------     --------  ---------
                                                                        (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ....    $   572,714   $    9,576       6.69%         $  406,101     $  5,424      5.34%
     Residential real estate loans....        429,787        5,524       5.14             446,039        5,864      5.26
     Commercial loans ................        434,056        6,686       6.35             337,152        3,740      4.72
     Consumer loans...................        218,328        3,633       6.67             201,013        3,163      6.33
                                           ----------   ----------                     ----------     --------
       Total loans....................      1,654,885       25,419       6.21           1,390,305       18,191      5.31
Mortgage-backed securities (4)........        583,785        6,444       4.42             511,379        4,689      3.67
Loans held-for-sale (3)...............          2,107           28       5.32               2,423           31      5.12
Investment securities (4).............         97,459          639       2.62             121,179        1,219      4.02
Other interest-earning assets ........         49,434          356       2.89              45,601          152      1.33
                                           ----------   ----------                     ----------     --------
     Total interest-earning assets....      2,387,670       32,886       5.56           2,070,887       24,282      4.74
                                                        ----------                                    --------
Allowance for loan losses.............        (24,842)                                    (22,899)
Cash and due from banks...............         51,945                                      49,512
Cash in non-owned ATMs................        127,760                                     112,559
Loans, operating leases and other assets of
  discontinued operations.............            577                                       5,663
Bank owned life insurance.............         52,877                                      50,691
Other noninterest-earning assets......         53,342                                      43,027
                                           ----------                                  ----------
     Total assets.....................     $2,649,329                                  $2,309,440
                                           ==========                                  ==========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest-bearing demand..........     $  110,565           66       0.24%         $   83,720           51      0.25%
     Money market.....................        162,934          747       1.84              36,012           33      0.37
     Savings..........................        280,668          280       0.40             322,682          326      0.41
     Retail time deposits ............        278,253        1,882       2.71             222,589        1,024      1.85
                                           ----------   ----------                     ----------     --------
       Total interest-bearing
         retail deposits..............        832,420        2,975       1.43             665,003        1,434      0.87
     Jumbo certificates of deposits ..         39,081          280       2.87              45,942          168      1.47
     Brokered certificates of deposit.        182,220        1,407       3.10              59,841          230      1.55
                                           ----------   ----------                     ----------     --------
       Total interest-bearing
         deposits.....................      1,053,721        4,662       1.77             770,786        1,832      0.96
FHLB of Pittsburgh advances...........        889,641        7,267       3.23             869,267        5,933      2.70
Trust preferred borrowings............         66,161        1,967      11.76              51,547          503      3.86
Other borrowed funds..................        177,090        1,216       2.75             193,678          453      0.94
Cost of funding discontinued
  operations..........................                          (4)                                        (47)
                                           ----------   ----------                     ----------     --------
     Total interest-bearing
       liabilities....................      2,186,613       15,108       2.76           1,885,278        8,674      1.84
                                                        ----------                                    --------
Noninterest-bearing demand deposits...        252,134                                     221,141
Other noninterest-bearing liabilities.         16,061                                      13,767
Minority interest ....................            195                                         213
Stockholders' equity..................        194,326                                     189,041
                                           ----------                                  ----------
Total liabilities and
  stockholders' equity................     $2,649,329                                  $2,309,440
                                           ==========                                  ==========
Excess of interest-earning over
     interest-bearing liabilities.....     $  201,057                                  $  185,609
                                           ==========                                  ==========
Net interest and dividend income......                   $  17,778                                   $  15,608
                                                         =========                                   =========

Interest rate spread..................                                   2.80%                                      2.90%
                                                                         =====                                      =====

Net interest margin...................                                   3.03%                                      3.07%
                                                                         =====                                      =====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.

                                                                      Six months ended June 30,
                                            -----------------------------------------------------------------------------
                                                           2005                                         2004
                                            ----------------------------------          ---------------------------------
                                              Average                 Yield/              Average                Yield/
                                              Balance    Interest     Rate (1)            Balance     Interest   Rate (1)
                                            ---------   -----------  ---------          ---------     --------  ---------
                                                                        (Dollars in Thousands)

Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ....     $  561,812      $18,160       6.46%         $  396,506     $ 10,636      5.31%
     Residential real estate loans ...        433,427       11,104       5.12             449,462       11,988      5.37
     Commercial loans ................        409,882       12,176       6.18             320,689        7,245      4.82
     Consumer loans...................        215,560        7,101       6.64             197,591        6,389      6.50
                                           ----------      -------                     ----------     --------
       Total loans....................      1,620,681       48,541       6.06           1,364,248       36,258      5.40
Mortgage-backed securities (4)........        563,488       12,318       4.37             504,039        9,416      3.74
Loans held-for-sale (3)...............          2,308           63       5.46               1,799           64      7.12
Investment securities (4).............         97,327        1,394       2.86             117,826        2,348      3.99
Other interest-earning assets ........         47,702          735       3.11              46,121          358      1.56
                                           ----------      -------                     ----------     --------
     Total interest-earning assets....      2,331,506       63,051       5.46           2,034,033       48,444      4.82
                                                           -------                                    --------
Allowance for loan losses.............        (24,610)                                    (22,766)
Cash and due from banks...............         52,985                                      48,238
Cash in non-owned ATMs................        125,533                                     107,989
Loans, operating leases and other assets of
  discontinued operations.............            781                                       7,141
Bank-owned life insurance.............         52,623                                      45,188
Other noninterest-earning assets......         53,332                                      40,815
                                           ----------                                  ----------
     Total assets.....................     $2,592,150                                  $2,260,638
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest bearing demand..........     $  105,111      $   125       0.24%         $   81,276      $    95      0.24%
     Money market.....................        152,081        1,338       1.77              35,116           57      0.33
     Savings..........................        283,052          550       0.39             320,039          655      0.41
     Retail time deposits ............        282,463        3,733       2.67             224,309        2,090      1.87
                                           ----------      -------                     ----------      -------
       Total interest-bearing retail
         deposits.....................        822,707        5,746       1.41             660,740        2,897      0.88
     Jumbo certificates of deposits ..         42,148          574       2.75              44,360          319      1.45
     Brokered certificates of deposit.        169,417        2,429       2.89              51,330          409      1.60
                                           ----------      -------                     ----------      -------
       Total interest-bearing
         deposits.....................      1,034,272        8,749       1.71             756,430        3,625      0.96
FHLB of Pittsburgh advances...........        854,752       13,458       3.13             844,490       11,564      2.71
Trust preferred borrowings............         58,895        2,679       9.05              50,774          999      3.89
Other borrowed funds..................        185,603        2,282       2.46             190,229          891      0.94
Cost of funding discontinued
  operations..........................                          (8)                                       (123)
                                           ----------      -------                     ----------      -------
     Total interest-bearing
       liabilities....................      2,133,522       27,160       2.55           1,841,923       16,956      1.84
                                                           -------                                     -------
Noninterest-bearing demand deposits...        245,897                                     213,472
Other noninterest-bearing liabilities.         15,960                                      13,358
Minority interest ....................            210                                         139
Stockholders' equity..................        196,561                                     191,746
                                           ----------                                  ----------
Total liabilities and
  stockholders' equity................     $2,592,150                                  $2,260,638
                                           ==========                                  ==========
Excess of interest-earning assets over
     interest-bearing liabilities.....     $  197,984                                  $  192,110
                                           ==========                                  ==========
Net interest and dividend income......                     $35,891                                     $31,488
                                                           =======                                     =======

Interest rate spread..................                                   2.91%                                      2.98%
                                                                         =====                                      =====

Net interest margin...................                                   3.13%                                      3.15%
                                                                         =====                                      =====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.

         Net interest income for the second quarter of 2005 was $17.8 million compared to $15.6 million for the same quarter in 2004. Higher loan and higher mortgage backed securities (MBS) volumes drove much of this increase. The yield on earning assets was also higher in the second quarter of 2005 compared to the second quarter of 2004. The yield on loans increased 0.90% from 5.31% in the second quarter of 2004 to 6.21% in the second quarter of 2005; while the yield on mortgage backed securities increased 0.75% for the same period. The increases in the yields were due to the higher overall level of market interest rates as the Federal Reserve began raising short term interest rates in June of 2004. The net interest margin for the second quarter of 2005 was 3.03%, a slight decrease from the second quarter 2004 which was 3.07%, as rates on deposits and borrowings generally increased in tandem with yields on loans and investments.

         The net interest margin for the quarter was negatively affected by 18 basis points due to the redemption of $50 million of WSFS Capital Trust I Securities, which carried an interest rate of the London InterBank Offered Rate (LIBOR) plus 250 basis points. In connection with the redemption, the Company recognized a $1.1 million (pre-tax) non-cash charge from the write-down of the unamortized debt issuance costs of the called securities as a charge to interest expense. In conjunction with this redemption, the Company issued $65 million aggregate principal amount of Pooled Floating Rate Capital Securities, which carry an interest rate of LIBOR plus 177 basis points. Without this charge the margin would have been 3.21 % for the second quarter of 2005.

         Net interest income for the six-month period ending June 30, 2005 was $35.9 million compared with $31.5 million for the same period in 2004. Similar to the analysis for the second quarter above, the increase in net interest income was driven by higher loan and MBS volumes. The yield on loans increased 0.66% and the yield on MBS increased 0.63%. The net interest margin for the first six months of 2005 was 3.13%, again essentially unchanged from the same period in 2004.

         The net interest margin for the six months ended June 30, 2005 was negatively affected by 9 basis points due to the redemption of $50 million of WSFS Capital Trust I Securities detailed above. Without this charge the margin would have been 3.22% for the six months ended June 30, 2005.

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


         WSFS' loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio management is able to adjust specific and inherent loss estimates based upon the availability of its most recent information. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such losses. The Company also gives consideration to the results of these regulatory agency examinations. The provision for loan losses decreased from $1,374,000 for the first six months of 2004 to $1,351,000 for the first six months of 2005, primarily a result of an overall improvement in credit quality of the Corporation's loan portfolio.

         The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

         The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                      Six months ended  Six months ended
                                                       June 30, 2005      June 30, 2004
                                                       -------------      -------------
                                                           (Dollars in Thousands)
Beginning balance ..............................          $24,222           $22,386
Provision for loan losses, Continuing operations            1,351             1,374

Charge-offs:
     Residential real estate ...................               38               188
     Commercial real estate (1) ................                -                 -
     Commercial ................................              524               173
     Consumer ..................................              289               462
                                                          -------           -------
        Total charge-offs ......................              851               823
                                                          -------           -------
Recoveries:
     Residential real estate ...................               57                25
     Commercial real estate (1) ................               41                 -
     Commercial ................................               39               129
     Consumer ..................................               80                48
                                                          -------           -------
        Total recoveries .......................              217               202
                                                          -------           -------

Net charge-offs ................................              634               621
                                                          -------           -------
Ending balance .................................          $24,939           $23,139
                                                          =======           =======
Net charge-offs to average gross loans
  outstanding, net of unearned income (2) ......             0.08%             0.09%
                                                          =======           =======

(1)  Includes commercial mortgage and construction loans.
(2)  Ratios for the six months ended June 30, 2005 and 2004 are annualized.

Noninterest Income

         Noninterest income for the quarter ended June 30, 2005 was $8.7 million compared to $8.2 million for the second quarter of 2004. The improvement in noninterest income was mainly the result of an increase of $689,000 in card and ATM income, of which $529,000 was due to growth in the CashConnect segment. This increase was partially offset by a net decrease in mortgage banking activities of $257,000.

         For the six months ended June 30, 2005, noninterest income was $16.6 million, an increase of $792,000 compared to the same period of 2004. Consistent with the quarter, this increase was mainly attributable to the growth in card and ATM income. Partially offsetting this increase were securities gains and mortgage banking activities, which decreased $224,000 and $186,000, respectively.

Noninterest Expense

         Noninterest expenses for the quarter ended June 30, 2005 were $15.6 million, an increase of $2.4 million over the second quarter of 2004. This increase was in salaries, benefits and other compensation, marketing expenses and other operating expenses mainly due to the Company's branch expansion and growth efforts.

         Noninterest expense increased from $26.4 million for the six months ended June 30, 2004 to $30.6 million of the six months ended June 30, 2005. Of the $4.2 million increase, $2.3 million was attributable to salaries, benefits, and other compensation as WSFS' Associate base experienced growth of 10% during the past year. In addition, marketing expense, professional fees, and other operating expenses increased during the same time period. Similar to the quarter, the increases in these expenses were the result of the Company's branch expansion and growth efforts.

Income Taxes

         The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes from continuing operations during the three and six months ended June 30, 2005 of $3.5 million and $7.1 million, respectively, compared to an income tax provision from continuing operations of $3.6 million and $6.9 million for the same periods in 2004. The effective tax rates from continuing operations for each of the three and six month periods ended June 30, 2005 were 35%, compared to 37% and 36%, respectively, for the comparable periods in 2004.

         The effective tax rates reflect the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, BOLI income, a fifty percent interest income exclusion on a loan to an Employee Stock Ownership Plan, and a provision for state income tax expense. The income tax provision for the three months ended June 30, 2004 was increased by $280,000 as a result of additional state taxes WCC is expected to owe due to tax law changes in the State of New Jersey. While the operations of WCC are reflected as discontinued operations, the additional tax provision resulting from the change in tax law has been reflected income from continuing operations in accordance with SFAS 109.

         The  Corporation  analyzes  its  projections  of  taxable  income on an
ongoing  basis  and  makes   adjustments  to  its  provision  for  income  taxes
accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment - An Amendment of Statements No. 123 and 95 that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. SFAS 123(R) becomes effective for public entities that do not file as small business issuers as of the beginning of the first fiscal reporting period that begins after June 15, 2005. For the Corporation, it will become effective on January 1, 2006. While the Corporation has estimated the impact on its existing stock options outstanding, the Corporation is evaluating the potential impact of the proposed statement on future stock option grants. See Note 1 to the Financial Statements for the Company's disclosure of the retrospective impact of fair value accounting for stock options.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 that requires retrospective application to prior periods financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions unless it is impracticable to do so. SFAS 154 becomes effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. For the Corporation, this will become effective on January 1, 2006.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
           The Company is not engaged in any legal proceedings of a material nature at June 30, 2005. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------
           The following table lists purchases of the Company's Common Stock during the second quarter of 2005.

                                                                                          Total Number of        Maximum Number
                                                           Total Number      Average      Shares Purchased     of Shares that May
                                                             of Shares      Price Paid   As Part of Publicly     Yet Be Purchased
                                                             Purchased      per Share      Announced Plans       Under the Plans
                                                             ---------      ---------      ---------------       ---------------

          April 1, to April 30, 2005                                 0         $0.00                0               548,064

          May 1, to May 31, 2005                               120,100        $53.16          120,100               427,964

          June 1, to June 30, 2005                              45,900        $52.78           45,900               382,064

          Total for the quarter ended June 30, 2005            166,000        $53.05

           On June 24, 2004 the Board of Directors approved an authorization to repurchase 10% of the Company's outstanding shares, or 701,564 shares.

           There is no expiration date under either Plan.

Item 3.    Defaults upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           At the Corporation's Annual Stockholder's Meeting (the Meeting) held on April 28, 2005, all the nominees for director proposed by the Corporation were elected. The votes cast for each nominee were as follows:


                                                             For       Withheld
                                                             ---       --------
           Charles G. Cheleden.......................     6,110,832    136,504
           Joseph R. Julian..........................     6,111,874    135,462
           Dennis E. Klima...........................     6,168,364     78,972
           Calvert A. Morgan, Jr.....................     6,184,791     62,545

           At the Meeting, the shareholders also ratified the appointment of KPMG, LLP as independent auditors for fiscal year ending December 31, 2005. The votes cast were as follows:

                         For            Against         Abstain
                         ---            -------         -------
                      6,151,553         93,553           2,230

           Also at the meeting, the shareholders approved the WSFS Financial Corporation 2005 Incentive Plan. The votes cast were as follows:

                         For            Against         Abstain
                         ---            -------         -------
                      4,329,569         794,291         32,134

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



                                   WSFS FINANCIAL CORPORATION





Date:  August 8, 2005              /s/     MARVIN N. SCHOENHALS
                                   ---------------------------------------------
                                           Marvin N. Schoenhals
                                           President and Chief Executive Officer






Date:  August 8, 2005              /s/     STEPHEN A. FOWLE
                                   ---------------------------------------------
                                           Stephen A. Fowle
                                           Executive Vice President and
                                           Chief Financial Officer