Form 10-Q
period 2005-09-30
WSFS FINANCIAL CORP
filed 2005-11-10
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2005
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  838 Market Street, Wilmington, Delaware                    19801
------------------------------------------        ------------------------------
   (Address of principal executive offices)                (Zip Code)


                                 (302) 792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2).   YES  X    NO
                                               ---      ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Exchange Act Rule 12b-2).        YES      NO  X
                                                ---     ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2005:

Common Stock, par value $.01 per share                  6,481,022
--------------------------------------             --------------------
         (Title of Class)                          (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                                            Page
                                                                                                             ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 2005 and 2004 (Unaudited)......................................                3

           Consolidated Statement of Condition as of September 30, 2005
           (Unaudited) and December 31, 2004..................................................                4

           Consolidated Statement of Cash Flows for the Nine Months Ended
           September 30, 2005 and 2004 (Unaudited)............................................                5

           Notes to the Consolidated Financial Statements for the Three and Nine
           Months Ended September 30, 2005 and 2004 (Unaudited)...............................                7

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................               16
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................               26
         ----------------------------------------------------------

Item 4.  Controls and Procedures .............................................................               26
         ------------------------


                           PART II. Other Information


Item 1.  Legal Proceedings....................................................................               27
         -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........................               27
         -------------------------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................               27
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................               27
         ---------------------------------------------------

Item 5.  Other Information ...................................................................               27
         -----------------

Item 6.  Exhibits ............................................................................               27
         ---------

Signatures ....................................................................................              28

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...........              29

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...........               31

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Three months ended     Nine months ended
                                                               September 30,         September 30,
                                                          --------------------    --------------------
                                                            2005        2004        2005        2004
                                                          --------    --------    --------    --------
                                                                           (Unaudited)
                                                              (In Thousands, Except Per Share Data)
Interest income:
     Interest and fees on loans .......................   $ 27,419    $ 19,882    $ 76,023    $ 56,204
     Interest on mortgage-backed securities ...........      6,445       5,468      18,763      14,884
     Interest and dividends on investment securities ..        921       1,090       2,315       3,438
     Other interest income ............................        351         161       1,086         519
                                                          --------    --------    --------    --------
                                                            35,136      26,601      98,187      75,045
                                                          --------    --------    --------    --------
Interest expense:
     Interest on deposits .............................      5,674       2,320      14,423       5,945
     Interest on Federal Home Loan Bank advances ......      7,955       6,011      21,405      17,452
     Interest on federal funds purchased and securities
        sold under agreements to repurchase ...........      1,125         561       3,228       1,374
     Interest on trust preferred borrowings ...........        954         551       3,633       1,550
     Interest on other borrowings .....................        213          38         392         116
                                                          --------    --------    --------    --------
                                                            15,921       9,481      43,081      26,437
                                                          --------    --------    --------    --------
Net interest income ...................................     19,215      17,120      55,106      48,608
Provision for loan losses .............................        225         996       1,576       2,370
                                                          --------    --------    --------    --------
Net interest income after provision for loan losses ...     18,990      16,124      53,530      46,238
                                                          --------    --------    --------    --------

Noninterest income:
     Credit/debit card and ATM income .................      3,907       3,277      10,775       8,917
     Deposit service charges ..........................      2,676       2,315       7,341       7,016
     Investment advisory income .......................        651         584       1,878       1,671
     Bank owned life insurance income .................        499         558       1,522       1,663
     Loan fee income ..................................        516         518       1,511       1,676
     Mortgage banking activities, net .................        106          77         287         444
     Securities (losses) gains ........................       (609)        (15)       (609)        209
     Other income .....................................        838         846       2,449       2,342
                                                          --------    --------    --------    --------
                                                             8,584       8,160      25,154      23,938
                                                          --------    --------    --------    --------
Noninterest expenses:
     Salaries, benefits and other compensation ........      9,061       7,655      26,377      22,704
     Occupancy expense ................................      1,290       1,151       3,829       3,422
     Equipment expense ................................        950         969       2,887       2,759
     Data processing and operations expenses ..........        761         815       2,670       2,414
     Marketing expense ................................        689         465       2,042       1,526
     Professional fees ................................        610         607       1,661       1,438
     Other operating expense ..........................      2,789       2,505       7,257       6,331
                                                          --------    --------    --------    --------
                                                            16,150      14,167      46,723      40,594
                                                          --------    --------    --------    --------

Income before minority interest and taxes .............     11,424      10,117      31,961      29,582
Less minority interest ................................         48          66         122         158
                                                          --------    --------    --------    --------
Income before taxes ...................................     11,376      10,051      31,839      29,424
Income tax provision ..................................      3,969       3,499      11,076      10,423
                                                          --------    --------    --------    --------
Net income ............................................   $  7,407    $  6,552    $ 20,763    $ 19,001
                                                          ========    ========    ========    ========

Earnings per share:
Basic .................................................   $   1.12    $   0.93    $   3.02    $   2.64
Diluted ...............................................   $   1.06    $   0.88    $   2.85    $   2.49

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                               September 30,  December 31,
                                                                                  2005           2004
                                                                               -----------    -----------
                                                                                       (Unaudited)
                                                                         (In Thousands, Except Per Share Data)
Assets
Cash and due from banks ....................................................   $    61,012    $    61,328
Cash in non-owned ATMs .....................................................       143,289        131,150
Interest-bearing deposits in other banks ...................................           271            531
                                                                               -----------    -----------
    Total cash and cash equivalents ........................................       204,572        193,009
Investment securities held-to-maturity .....................................         5,745          7,767
Investment securities available-for-sale including reverse mortgages .......        51,954         89,609
Mortgage-backed securities held-to-maturity ................................             1              4
Mortgage-backed securities available-for-sale ..............................       581,544        512,189
Mortgage-backed securities trading .........................................        11,951         11,951
Loans held-for-sale ........................................................         2,199          3,229
Loans, net of allowance for loan losses of $24,933 at September 30, 2005
  and $24,222 at December 31, 2004 .........................................     1,698,634      1,532,238
Bank owned life insurance ..................................................        53,713         52,190
Stock in Federal Home Loan Bank of Pittsburgh, at cost .....................        45,663         43,946
Assets acquired through foreclosure ........................................            89            217
Premises and equipment .....................................................        23,935         22,835
Accrued interest receivable and other assets ...............................        31,276         32,684
Loans, operating leases and other assets of discontinued operations ........             5          1,088
                                                                               -----------    -----------

Total assets ...............................................................   $ 2,711,281    $ 2,502,956
                                                                               ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand .............................................   $   266,598    $   246,592
    Interest-bearing demand ................................................       122,870        100,098
    Money market ...........................................................       212,794        123,523
    Savings ................................................................       257,082        289,041
    Time ...................................................................       216,388        221,414
    Jumbo certificates of deposit - retail .................................        74,665         71,514
                                                                               -----------    -----------
      Total retail deposits ................................................     1,150,397      1,052,182
    Jumbo certificates of deposit - non-retail .............................        44,433         44,903
    Brokered certificates of deposit .......................................       207,340        137,877
                                                                               -----------    -----------
        Total deposits .....................................................     1,402,170      1,234,962

Federal funds purchased and securities sold under agreements to repurchase .        83,150        132,105
Federal Home Loan Bank advances ............................................       917,882        837,063
Trust preferred borrowings .................................................        67,011         51,547
Other borrowed funds .......................................................        41,594         33,441
Accrued interest payable and other liabilities .............................        25,903         17,296
                                                                               -----------    -----------
Total liabilities ..........................................................     2,537,710      2,306,414
                                                                               -----------    -----------

Minority Interest ..........................................................           200            239

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding .................................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,309,273 at September 30, 2005 and 15,213,647 at December 31, 2004 ...           153            152
Capital in excess of par value .............................................        71,083         68,327
Accumulated other comprehensive loss .......................................        (8,341)        (3,385)
Retained earnings ..........................................................       312,425        293,054
Treasury stock at cost, 8,839,569 shares at September 30, 2005 and 8,127,269
    shares at December 31, 2004 ............................................      (201,949)      (161,845)
                                                                               -----------    -----------
Total stockholders' equity .................................................       173,371        196,303
                                                                               -----------    -----------
Total liabilities, minority interest and stockholders' equity ..............   $ 2,711,281    $ 2,502,956
                                                                               ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                       2005         2004
                                                                                    ---------    ---------
                                                                                          (Unaudited)
                                                                                        (In Thousands)
Operating activities:
Net income ......................................................................   $  20,763    $  19,001
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ...................................................       1,576        2,370
    Depreciation, accretion and amortization ....................................       4,598        4,767
    Increase in accrued interest receivable and other assets ....................      (1,703)      (1,387)
    Origination of loans held-for-sale ..........................................     (32,971)     (30,848)
    Proceeds from sales of loans held-for-sale ..................................      32,691       27,142
    Gain on sale of loans held-for-sale .........................................         (59)        (185)
    Loss (gain) on sale of loans ................................................           1         (259)
    Loss (gain) on sale of investments ..........................................         609         (209)
    Minority interest net income ................................................         122          158
    Increase in accrued interest payable and other liabilities ..................       8,607        2,017
    Gain on sale of assets acquired through foreclosure .........................        (119)         (56)
    Increase in value of bank-owned life insurance ..............................      (1,523)      (1,663)
    Increase in capitalized interest, net .......................................        (201)      (1,409)
                                                                                    ---------    ---------
Net cash  provided by operating activities ......................................      32,391       19,439
                                                                                    ---------    ---------
Investing activities:
Maturities of investment securities .............................................       2,045        2,610
Sale of investment securities available-for-sale ................................      60,451       25,059
Purchase of investments available-for-sale ......................................     (22,767)      (9,930)
Sales of mortgage-backed securities available-for-sale ..........................           -       38,531
Repayments of mortgage-backed securities held-to-maturity .......................           4        1,810
Repayments of mortgage-backed securities available-for-sale .....................      85,153      125,867
Purchases of mortgage-backed securities available-for-sale ......................    (163,279)    (152,940)
Repayments of reverse mortgages .................................................         177        1,240
Disbursements for reverse mortgages .............................................        (298)        (365)
Purchase of Cypress Capital Management LLC ......................................        (452)      (1,122)
Sale of loans ...................................................................         637       13,460
Purchase of loans ...............................................................      (8,983)     (11,569)
Purchase of bank owned life insurance ...........................................           -      (50,000)
Net increase in loans ...........................................................    (158,515)    (171,798)
Net increase in stock of Federal Home Loan Bank of Pittsburgh ...................      (1,717)      (3,282)
Sales of assets acquired through foreclosure, net ...............................         619          509
Purchase of land ................................................................        (925)      (2,860)
Purchase of office building .....................................................           -       (3,507)
Sale of real estate held-for-investment .........................................       5,296            -
Investment in premises and equipment, net .......................................      (2,589)      (3,692)
                                                                                    ---------    ---------
Net cash used for investing activities ..........................................    (205,143)    (201,979)
                                                                                    ---------    ---------
Financing activities:
Net increase in demand and savings deposits .....................................     108,243       51,444
Net increase in time deposits ...................................................      66,561      152,925
Net decrease in securities sold under agreement to repurchase ...................     (48,955)     (16,031)
Net increase in FHLB advances ...................................................      80,819       35,327
Redemption of WSFS Capital Trust I Preferred Securities .........................     (51,547)           -
Issuance of Pooled Floating Rate Capital Securities .............................      67,011            -
Dividends paid on common stock ..................................................      (1,392)      (1,224)
Issuance of common stock and exercise of employee stock options .................       2,757        2,220
Purchase of treasury stock, net of reissuance ...................................     (40,104)     (17,899)
(Decrease) increase in minority interest ........................................        (161)          54
                                                                                    ---------    ---------
Net cash provided by financing activities .......................................     183,232      206,816
                                                                                    ---------    ---------

Increase in cash and cash equivalents ...........................................      10,480       24,276
Change in net assets from discontinued operations ...............................       1,083        7,601
Cash and cash equivalents at beginning of period ................................     193,009      161,515
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $ 204,572    $ 193,392
                                                                                    =========    =========

                            (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                                  Nine months ended September 30,
                                                                                  -------------------------------
                                                                                       2005          2004
                                                                                    ---------    ---------
                                                                                        (Unaudited)
                                                                                       (In Thousands)
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for interest ..........................................................   $  36,106    $  24,102
Cash paid for income taxes, net..................................................       6,727        7,916
Loans transferred to assets acquired through foreclosure ........................         372          311
Net change in accumulated other comprehensive loss ..............................      (4,956)         718
Transfer of loans held-for-sale to loans.........................................       1,369        2,858
Deconsolidation of WSFS Capital Trust I..........................................           -        1,547

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


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

         During the quarter, the Corporation finalized agreements related to the move of its corporate headquarters. The current anticipated move date for the Corporation into its new headquarters is early 2007. As part of the transaction, the Corporation acquired a passive ownership interest in a limited partnership created to develop the office building in which the Corporation will be a tenant.

         The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. Operating results for the three and nine months period ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report of Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Valuation of Stock Option Grants

         At September 30, 2005, the Corporation had three stock-based employee compensation plans. Beginning in April 2005, the Corporation grants new awards solely from the 2005 Incentive Plan. The Corporation accounts for these plans under the recognition and measurement principles of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provision of the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

         Effective January 1, 2006, the Corporation will implement SFAS 123 (revised 2004), Share-Based-Payment-An Amendment of Statements No. 123 and 95. The impact to the Corporation's 2006 Consolidated Statement of Operations is expected to be approximately $830,000 for the full year.

                                                                               For the three months     For the nine months
                                                                               ended September 30,      ended  September 30,
                                                                              ---------------------   -----------------------
                                                                                 2005        2004        2005         2004
                                                                              ---------   ---------   ----------   ----------
                                                                                   (In Thousands, Except Per Share Data)
Net income, as reported ...................................................   $   7,407   $   6,552   $   20,763   $   19,001
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................         201         150          620          457
                                                                              ---------   ---------   ----------   ----------
Pro forma net income ......................................................   $   7,206   $   6,402   $   20,143   $   18,544

Earnings per share:
Basic:
------
Net income ................................................................   $    1.12   $    0.93   $     3.02   $     2.64
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................        0.03        0.02         0.09         0.06
                                                                              ---------   ---------   ----------   ----------
Pro forma net income ......................................................   $    1.09   $    0.91   $     2.93   $     2.58
                                                                              =========   =========   ==========   ==========

Diluted:
--------
Net income, as reported ...................................................   $    1.06   $    0.88   $     2.85   $     2.49
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................        0.03        0.02         0.08         0.06
                                                                              ---------   ---------   ----------   ----------
Pro forma net income ......................................................   $    1.03   $    0.86   $     2.77   $     2.43
                                                                              =========   =========   ==========   ==========


2.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                             For the three months     For the nine months
                                                                             ended September 30,      ended  September 30,
                                                                            ---------------------   -----------------------
                                                                               2005        2004        2005         2004
                                                                            ---------   ---------   ----------   ----------
                                                                                 (In Thousands, Except Per Share Data)
Numerator:
----------
Net income ...............................................................   $  7,407   $   6,552    $  20,763    $  19,001
                                                                             ========   =========    =========    =========

Denominator:
------------
Denominator for basic earnings per share - weighted average shares .......      6,630       7,024        6,886        7,190
Effect of dilutive employee stock options and restricted stock ...........        376         431          390          431
                                                                             --------   ---------    ---------    ---------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise ...........................................      7,006       7,455        7,276        7,621
                                                                             ========   =========    =========    =========


Basic earnings per share .................................................   $   1.12   $    0.93    $    3.02    $    2.64
                                                                             ========   =========    =========    =========

Diluted earnings per share ...............................................   $   1.06   $    0.88    $    2.85    $    2.49
                                                                             ========   =========    =========    =========

Outstanding common stock equivalents having no dilutive effect ...........         77          -            76            2


3. DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT

         In December 2000, the Board of Directors approved management's plans to discontinue the operations of WCC. At December 31, 2000, WCC had 7,300 lease contracts and 2,700 loan contracts, compared to 4 lease contracts and 67 loan contracts at September 30, 2005. WCC no longer accepts new applications but will continue to service existing loans and leases until their maturities.

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

         At September 30, 2005 there were $21,000 in loans, operating leases and other non-cash assets of discontinued operations, compared to $1.1 million at December 31, 2004. At September 30, 2005, there were $134,000 in indirect loans and $40,000 in indirect leases, net, still outstanding. At September 30, 2005, WSFS had exposure to $45,000 in remaining used car residuals, for which it estimates a loss between $9,000 and $15,000. Management has provided for this loss in the Financial Statements. The loss on the wind-down of discontinued operations, net of tax, was zero in 2005 and 2004. The loss on wind-down of discontinued operations excludes any adjustments to the reserve for discontinued operations. Based on the remaining maturities of leases, management has determined that its residual exposure is negligible.


         The following table depicts the net income (loss) from discontinued operations for the three and nine months ended September 30, 2005 and 2004:

                                                      For the three months ended  For the nine months ended
                                                            September 30,                September 30,
                                                      --------------------------  -------------------------
                                                             2005         2004         2005         2004
                                                             -----        ----         ----         ----
                                                                           (In Thousands)
Interest income .........................................   $   4        $  28        $  25        $ 121
Allocated interest expense (1) ..........................       3           27           11          150
                                                            -----        -----        -----        -----
Net interest income (expense) ...........................       1            1           14          (29)
Loan and lease servicing fee income .....................      13           68           56          253
Rental income on operating leases, net ..................       2           40           63          356
Other Income ............................................       -           (2)           -           (2)
                                                            -----        -----        -----        -----
  Net revenues ..........................................      16          107          133          578
  Noninterest expenses ..................................      18           84          204          292
                                                            -----        -----        -----        -----
(Loss) income before taxes ..............................      (2)          23          (71)         286
Charge (credit) to reserve on discontinued operations....       2          (23)          71         (286)
Income tax provision ....................................       -            -            -            -
                                                            -----        -----        -----        -----
Income from discontinued operations .....................   $   -        $   -        $   -        $   -
                                                            =====        =====        =====        =====


(1) Allocated interest expense for the three and nine months ended September 30, 2005 was based on the Company's annual average wholesale borrowing rate of 3.48% and 3.25%, respectively, which approximated a marginal funding cost for this business. For the three and nine months ended September 30, 2004 allocated interest expense was based on a direct matched-maturity funding of the non-cash assets of discontinued operations. The average borrowing rates for the three and nine months ending September 30, 2004 were 3.93% and 3.87%, respectively.

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

           The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at September 30, 2005 was $145,000.

         The following depicts the change in fair market value of the Company's derivative:

                                                       2005                                           2004
                                       --------------------------------------           ------------------------------------
                                           At                        At                     At                      At
                                       January 1,     Change    September 30,           January 1,   Change    September 30,
                                       ----------     ------    -------------           ----------   ------    -------------
                                                                           (In Thousands)
  Interest Rate Cap.................    $ 322(1)     $ (177)      $ 145(1)               $ 1,072(1)  $ (670)     $  402(1)

(1) Included in accumulated other comprehensive loss, net of taxes.

5. COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

                                                              For the three months   For the nine months
                                                              ended September 30,    ended September 30,
                                                             --------------------    --------------------
                                                                           (In Thousands)
                                                               2005        2004        2005        2004
                                                             --------    --------    --------    --------
Net income ...............................................   $  7,407    $  6,552    $ 20,763    $ 19,001

Other Comprehensive Income:

Unrealized holding (losses) gains on securities
     available-for-sale arising during the period ........     (6,145)      8,424      (7,403)       (329)
Tax benefit (expense) ....................................      2,335      (3,201)      2,813         125
                                                             --------    --------    --------    --------
Net of tax amount ........................................     (3,810)      5,223      (4,590)       (204)

Unrealized holding gains (losses) arising during the
     period on derivative used for cash flow hedge .......        113        (455)         18        (585)
Tax (expense) benefit ....................................        (39)        159          (6)        205
                                                             --------    --------    --------    --------
Net of tax amount ........................................         74        (296)         12        (380)

Reclassification adjustment for (losses) gains included in
    net income                                                   (609)         15        (609)       (209)
Tax benefit (expense) ....................................        231          (7)        231          75
                                                             --------    --------    --------    --------
Net of tax amount ........................................       (378)          8        (378)       (134)
                                                             --------    --------    --------    --------

Total comprehensive income ...............................   $  3,293    $ 11,487    $ 15,807    $ 18,283
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


7.       SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation has two operating segments at September 30, 2005: WSFS and CashConnect, the ATM division of WSFS.

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

         Reportable segments are business units that are managed separately and offer different services to distinct customer bases. The Corporation evaluates performance based on pre-tax ordinary income relative to resources used, and allocates resources based on these results. Segment information for the three and nine months ended September 30, 2005 and 2004 follows:

                                                                  For the three months ended September 30,
                                               -------------------------------------------------------------------------------------
                                                                2005                                         2004
                                               --------------------------------------      -----------------------------------------
                                                                               (In Thousands)
                                                    Bank     CashConnect       Total            Bank      CashConnect       Total
                                                    ----     -----------       -----            ----      -----------       -----
External customer revenues:
     Interest income                           $   35,136    $        -    $   35,136      $   26,601      $       -     $   26,601
     Non-interest income                            5,290         3,294         8,584           5,367          2,793          8,160
                                               ----------    ----------    ----------      ----------      ---------     ----------
Total external customer revenues                   40,426         3,294        43,720          31,968          2,793         34,761
                                               ----------    ----------    ----------      ----------      ---------     ----------

Intersegment revenues:
     Interest income                                1,208             -         1,208             487              -            487
     Non-interest income                              218           164           382             176            186            362
                                               ----------    ----------    ----------      ----------      ---------     ----------
Total intersegment revenues                         1,426           164         1,590             663            186            849
                                               ----------    ----------    ----------      ----------      ---------     ----------

Total revenue                                      41,852         3,458        45,310          32,631          2,979         35,610
                                               ----------    ----------    ----------      ----------      ---------     ----------
External customer expenses:
     Interest expense                              15,921             -        15,921           9,481              -          9,481
     Non-interest expenses                         15,066         1,084        16,150          13,084          1,083         14,167
     Provision for loan loss                          225             -           225             996              -            996
                                               ----------    ----------    ----------      ----------      ---------     ----------
Total external customer expenses                   31,212         1,084        32,296          23,561          1,083         24,644
                                               ----------    ----------    ----------      ----------      ---------     ----------
Intersegment expenses:
     Interest expense                                   -         1,208         1,208               -            487            487
     Non-interest expenses                            164           218           382             186            176            362
                                               ----------    ----------    ----------      ----------      ---------     ----------
Total intersegment expenses                           164         1,426         1,590             186            663            849
                                               ----------    ----------    ----------      ----------      ---------     ----------

Total expenses                                     31,376         2,510        33,886          23,747          1,746         25,493
                                               ----------    ----------    ----------      ----------      ---------     ----------

Income before taxes and extraordinary items    $   10,476    $      948        11,424      $    8,884      $   1,233         10,117

Less minority interest                                                             48                                            66
Income tax provision                                                            3,969                                         3,499
                                                                           ----------                                    ----------
Consolidated net income                                                    $    7,407                                    $    6,552
                                                                           ==========                                    ==========

Cash and cash equivalents                      $   61,283    $  143,289    $  204,572      $   54,627      $ 123,765     $  178,392
Other segment assets                            2,500,099         6,610     2,506,709       2,251,649          6,102      2,257,751
                                               ----------    ----------    ----------      ----------      ---------     ----------

Total segment assets                           $2,561,382    $  149,899    $2,711,281      $2,306,276      $ 129,867     $2,436,143
                                               ==========    ==========    ==========      ==========      =========     ==========

Capital expenditures                           $    1,827    $      125    $    1,952      $    7,284      $      81     $    7,365


                                                                     For the nine months ended September 30,
                                                 ------------------------------------------------------------------------------
                                                                  2005                                     2004
                                                 -------------------------------------     ------------------------------------
                                                                                 (In Thousands)

                                                      Bank     CashConnect      Total          Bank    CashConnect     Total
                                                      ----     -----------      -----          ----    -----------     -----
External customer revenues:
     Interest income                             $   98,187    $       -    $   98,187    $   75,045   $       -   $   75,045
     Non-interest income                             16,203        8,951        25,154        16,526       7,412       23,938
                                                 ----------    ---------    ----------    ----------   ---------   ----------
Total external customer revenues                    114,390        8,951       123,341        91,571       7,412       98,983
                                                 ----------    ---------    ----------    ----------   ---------   ----------

Intersegment revenues:
     Interest income                                  3,001            -         3,001         1,099           -        1,099
     Non-interest income                                592          498         1,090           514         552        1,066
                                                 ----------    ---------    ----------    ----------   ---------   ----------
Total intersegment revenues                           3,593          498         4,091         1,613         552        2,165
                                                 ----------    ---------    ----------    ----------   ---------   ----------

Total revenue                                       117,983        9,449       127,432        93,184       7,964      101,148
                                                 ----------    ---------    ----------    ----------   ---------   ----------
External customer expenses:
     Interest expense                                43,081            -        43,081        26,437           -       26,437
     Non-interest expenses                           43,943        2,780        46,723        37,793       2,801       40,594
     Provision for loan loss                          1,576            -         1,576         2,370           -        2,370
                                                 ----------    ---------    ----------    ----------   ---------   ----------
Total external customer expenses                     88,600        2,780        91,380        66,600       2,801       69,401
                                                 ----------    ---------    ----------    ----------   ---------   ----------
Intersegment expenses:
     Interest expense                                     -        3,001         3,001             -       1,099        1,099
     Non-interest expenses                              498          592         1,090           552         514        1,066
                                                 ----------    ---------    ----------    ----------   ---------   ----------
Total intersegment expenses                             498        3,593         4,091           552       1,613        2,165
                                                 ----------    ---------    ----------    ----------   ---------   ----------

Total expenses                                       89,098        6,373        95,471        67,152       4,414       71,566
                                                 ----------    ---------    ----------    ----------   ---------   ----------

Income before taxes and extraordinary items      $   28,885    $   3,076        31,961    $   26,032   $   3,550   $   29,582

Less minority interest                                                             122                                    158
Income tax provision                                                            11,076                                 10,423
                                                                           -----------                            -----------
Consolidated net income                                                     $   20,763                             $   19,001
                                                                           ===========                            ===========

Cash and cash equivalents                        $   61,283    $ 143,289    $  204,572    $   54,627   $ 123,765   $  178,392
Other segment assets                              2,500,099        6,610     2,506,709     2,251,649       6,102    2,257,751
                                                 ----------    ---------    ----------    ----------   ---------   ----------

Total segment assets                             $2,561,382    $ 149,899    $2,711,281    $2,306,276   $ 129,867   $2,436,143
                                                 ==========    =========    ==========    ==========   =========   ==========

Capital expenditures                             $    2,926    $     465    $    3,391    $    9,841   $     230   $   10,071

8.   INDEMNIFICATIONS AND GUARANTEES

         Secondary Market Loan Sales. The Company generally does not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. The Company typically sells fixed-rate, conforming, first mortgage loans to the Federal Home Loan Mortgage Corporation as part of its ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate or in some cases individual loans. Gains and losses on sales of loans are recognized at the time of the sale.

         As is customary in such sales, WSFS provides indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by WSFS. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During the third quarter of 2005, the Company made no repurchases of any loans sold in the secondary market.

         Swap Guarantees. The Company entered into an agreement with unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by the Company. By the terms of the agreement, that financial institution has recourse to the Company for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions, such as WSFS, to provide access to interest rate swap transactions for its customers without WSFS creating the swap itself.

         At September 30, 2005 there were fifteen variable-rate to fixed-rate swap transactions between the third party financial institution and customers of WSFS, compared to twelve at December 31, 2004. The initial notional amount aggregated approximately $50.9 million at September 30, 2005 compared with $40.1 million at December 31, 2004, with maturities ranging from approximately one to ten years. The aggregate market value of these swaps to the customers was ($62,000) at September 30, 2005 and ($607,000) at December 31, 2004. The amount of liability recorded by the Company for these guarantees that were in a paying position at September 30, 2005 and December 31, 2004 was $8,000 and $6,000, respectively. This amount represented the fair market value of the guarantee to perform under the terms of the swap agreements.

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

         The following disclosures of the net periodic benefit cost components of post-retirement benefits are in accordance with SFAS 132 (Revised) and were measured at January 1, 2005:


                                                     Three months ended September 30,    Nine months ended September 30,
                                                     --------------------------------    -------------------------------
                                                            2005           2004               2005             2004
                                                          --------        -------           --------         ---------
   Service cost .....................................     $    26         $    25            $   80           $    73
   Interest cost.....................................          31              29                91                91
   Amortization of transition obligation ............          15              16                45                46
   Net loss recognition..............................           4               5                12                15
                                                          --------        -------            ------          --------
                    Net periodic benefit cost .......     $    76         $    75            $  228           $   225
                                                          ========        =======            ======           =======

Supplemental Pension Plan

         The Corporation provided a nonqualified plan that gives credit for 25 years of service based on the plan formula. This plan is currently being provided to two retired executives of the Corporation. The plan is no longer being provided to Associates of the Corporation.

         The following disclosures of the net periodic benefit cost components of a supplemental pension plan are in accordance with SFAS 132 (Revised) and were measured at January 1, 2005:

                                                       Three months ended September 30,    Nine months ended September 30,
                                                       --------------------------------    -------------------------------
                                                             2005          2004               2005              2004
                                                          ---------      --------           --------          --------
   Interest cost ....................................     $    11         $    11           $    33           $    33
   Net loss recognition..............................           6               6                18                18
                                                          --------        -------           -------           -------
                    Net periodic benefit cost .......     $    17         $    17           $    51           $    51
                                                          ========        =======           =======           =======

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

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximums. WSFS serves customers from its main office and 24 retail banking offices as well as loan production offices and operations centers located in Delaware and southeastern Pennsylvania.

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

Investment in Reverse Mortgages and Reverse Mortgage Bonds

         The Corporation values its reverse mortgage portfolio by discounting future cash flows at the market rate for similar collateral. Because of this quasi-market-value based accounting, the recorded value of reverse mortgage assets includes significant volatility associated with estimations and income recognition can vary significantly from reporting period to reporting period.

         The Corporation owns $11.9 million of SASCO RM-1 2002 securities, including accrued interest, classified as "trading." $10.0 million was received as partial consideration for a reverse mortgage portfolio sold in 2002, while an additional $1.0 million was purchased at par at the time of the securitization. These floating rate notes represent the BBB traunche of the reverse mortgage securitization underwritten by Lehman Brothers and carry a coupon rate of one-month London InterBank Offered Rate (LIBOR) plus 300 basis points. At the time of the acquisition of these SASCO RM-1 securities it was the Corporation's intent to sell these securities in the near term. Therefore, based on rules promulgated under Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, the securities were classified as "trading." An active market for these securities has not developed since the issuance, but it continues to be the intent of the Corporation to sell these securities if and when an active market develops. Since there is no active market for these securities, the Corporation has used the guidance under SFAS 115 to provide a reasonable estimate of fair value. The Corporation utilized matrix pricing and a fundamental analysis of the actual cash flows of the underlying reverse mortgages to estimate a reasonable fair value as of September 30, 2005. The Corporation also obtained a fair value estimate from an independent securities dealer.

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

Certain Contingencies (Including Indemnifications)

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

         Total assets increased $208.3 million during the nine months ended September 30, 2005. During the first nine months of 2005 net loans grew $166.4 million to $1.7 billion reflecting the continued strong growth in commercial and commercial real estate loans, which amounted to $150.3 million. Consumer loans grew by $18.7 million during the same period. These increases were partially offset by a $1.9 million decrease in residential real estate loans. MBS increased by $69.4 million during the first nine months of 2005, however Investment Securities decreased $39.7 million. Cash and cash equivalents increased $11.6 million during the same period. In addition, loans, operating leases and other assets of discontinued operations decreased $1.1 million, due to the expected run-off in the WCC loan and lease portfolios.

         Total liabilities increased $231.3 million between December 31, 2004 and September 30, 2005, to $2.5 billion, mainly due to a $167.2 million increase in deposits. This included a $98.2 million increase in retail deposits and a $69.5 million increase in brokered certificates of deposit. There was an $80.8 million increase in Federal Home Loan Bank (FHLB) advances primarily used to fund loan growth. Federal Funds purchased and securities sold under agreement to repurchase decreased $49.0 million. Other borrowed funds and other liabilities increased $16.8 million. In addition, Trust Preferred borrowings increased $15.5 million. This was due to the redemption of approximately $50.0 million of Floating Rate WSFS Capital Trust I Preferred Securities and the issuance of $65.0 million of Pooled Floating Rate Capital Securities.

Capital Resources

         Stockholders' equity decreased $22.9 million between December 31, 2004 and September 30, 2005. This decrease was mainly due to the purchase of 719,500 shares of the Corporation's common stock for $40.2 million ($55.94 per share average). At September 30, 2005, the Corporation held 8,839,569 shares of its common stock in its treasury at a cost of $201.9 million. In addition, other comprehensive loss increased $5.0 million during the first nine months of 2005 due, in part, to a decline in the fair value of securities available-for-sale. Finally, the Corporation declared cash dividends totaling $1.4 million during the nine months ended September 30, 2005. These decreases were partially offset by net income of $20.8 million and an increase of $2.8 million from the issuance of common stock and the exercise of employee stock options.

         Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of September 30, 2005 (dollars in thousands):

                                                                                                     To be Well-Capitalized
                                               Consolidated                 For Capital              Under Prompt Corrective
                                               Bank Capital               Adequacy Purposes              Action Provisions
                                            --------------------------  ------------------------     ----------------------
                                                                % of                      % of                      % of
                                               Amount          Assets      Amount        Assets        Amount      Assets
                                               ------          ------      ------        ------        ------      ------
Total Capital
  (to Risk-Weighted Assets) ........         $258,231          13.64%    $151,493         8.00%      $189,366      10.00%
Core Capital
  (to Adjusted Total Assets)........          236,031           8.69      108,615         4.00        135,768       5.00
Tangible Capital
  (to Tangible Assets) .............          236,031           8.69       40,731         1.50            N/A        N/A
Tier 1 Capital
  (to Risk-Weighted Assets).........          236,031          12.46       75,746         4.00        113,619       6.00


         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 2005 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

Liquidity

         The Company manages its liquidity risk and funding needs through its treasury function and through its Asset/Liability Committee. The Company has a policy that separately addresses liquidity, and management monitors the Company's adherence to policy limits. One measure of the Company's liquidity is the ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year, which was 7.9% at September 30, 2005, compared with 7.7% at June 30, 2005. Both of these ratios were well in excess of the policy minimum. Also, liquidity risk management is a primary area of examination by the OTS. The Company complies with guidance promulgated under Thrift Bulletin 77 that requires thrift institutions to maintain adequate liquidity to assure safe and sound operations.

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

         During the nine months ended September 30, 2005, net loan growth resulted in the use of $158.5 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. Management expects this trend to continue. The Company's loan to deposit ratio has been well above 100% for many years and management has significant experience managing its funding needs through borrowings, primarily through the Federal Home Loan Bank of Pittsburgh.

         Additionally, during the nine months ended September 30, 2005, $32.4 million in cash was provided by operating activities, while $108.2 million in cash was provided through the net increase in demand and savings deposits and $66.6 million in cash was provided through the net increase in time deposits. For the period, cash and cash equivalents increased $11.6 million to $204.6 million.

NONPERFORMING ASSETS

         The following table sets forth the Corporation's nonperforming assets and past due loans at the dates indicated. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                     September 30,  December 31,
                                                          2005          2004
                                                         ------        ------
                                                           (In Thousands)
Nonaccruing loans:
     Commercial .....................................   $1,383         $1,595
     Consumer .......................................      182            291
     Commercial mortgage ............................      753            909
     Residential mortgage ...........................    1,813          1,601
     Construction ...................................      140              -
                                                        ------         ------

Total nonaccruing loans .............................    4,271          4,396
Assets acquired through foreclosure .................       89            217
                                                        ------         ------

Total nonperforming assets ..........................   $4,360         $4,613
                                                        ======         ======
Past due loans:
     Residential mortgages ..........................   $  149         $  703
     Commercial and commercial mortgages ............        -              -
     Consumer .......................................       58            104
                                                        ------         ------

Total past due loans ................................   $  207         $  807
                                                        ======         ======
Ratios:
     Nonaccruing loans to total loans (1) ...........     0.25%          0.28%
     Allowance for loan losses to gross loans (1)....     1.45%          1.56%
     Nonperforming assets to total assets ...........     0.16%          0.18%
     Loan loss allowance to nonaccruing loans (2)....      556%           524%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) .....................      545%           499%

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

         Nonperforming assets decreased $253,000 between December 31, 2004 and September 30, 2005 resulting primarily from declines in commercial, consumer and commercial mortgage loans. Residential mortgage loans increased $212,000 as a result of the addition of various mortgage loans while construction loans increased $140,000 due to the addition of one loan. Assets acquired through foreclosure decreased $128,000 as a result of the sale of some residential properties. An analysis of the change in the balance of non-performing assets is presented below.

                                                       For the nine
                                                        months ended              For the year ended
                                                    September 30, 2005            December 31, 2004
                                                    ------------------            ------------------
                                                                    (In Thousands)
Beginning balance..................................       $    4,613                   $   5,544
     Additions ....................................            4,799                       6,554
     Collections...................................           (3,758)                     (4,668)
     Transfers to accrual/restructured status......             (368)                     (1,717)
     Charge-offs / write-downs, net................             (926)                     (1,100)
                                                         -----------                   ---------

Ending balance.....................................       $    4,360                   $   4,613
                                                          ==========                   =========

         The timely identification of problem loans is a key element in the Corporation's strategy to manage its loan portfolios. Timely identification enables the Corporation to take appropriate action and, accordingly, minimize losses. An asset review system established to monitor the asset quality of the Corporation's loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system utilizes guidelines established by federal regulation; however, there can be no assurance that the levels or the categories of problem loans and assets established by the Corporation are the same as those, which would result from a regulatory examination.

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At September 30, 2005, interest-bearing liabilities exceeded interest-earning assets that mature within one year (interest-sensitive gap) by $23 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased to 98% at September 30, 2005 compared to 101% at June 30, 2005. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -0.86% at September 30, 2005 from 0.50% at June 30, 2005. The change in sensitivity since June 30, 2005 is the result of the current interest rate environment and the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows of discontinued operations as well as the interest rate-sensitive funding for these assets.

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at September 30, 2005 and 2004, calculated in compliance with Thrift Bulletin No. 13a:

                                        At September 30,
                  --------------------------------------------------------------
                             2005                            2004
                  ------------------------------  ------------------------------
    Change in     % Change in                     % Change in
 Interest Rate     Net Interest  Net Portfolio     Net Interest  Net Portfolio
(Basis Points)      Margin (1)   Value Ratio (2)    Margin (1)   Value Ratio (2)
-------------     -------------  ---------------   -----------   ---------------

     +300              2%           7.77%               1%             9.14%
     +200              1%           8.21%               1%             9.29%
     +100              1%           8.56%               0%             9.36%
        0              0%           8.82%               0%             9.39%
     -100             -2%           8.91%              -1%             9.30%
     -200             -6%           8.65%              -8%             9.01%
     -300 (3)        -11%           8.29%             -17%             8.96%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3) Sensitivity indicated by a decrease of 300 basis points is not deemed meaningful at September 30, 2005 and 2004 given the historically low absolute level of interest rates at those times.


COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Results of Operations

         The Corporation recorded net income of $7.4 million or $1.06 per diluted share for the third quarter of 2005. This compares to $6.6 million or $0.88 per diluted share for the same quarter last year.

         Net income for the nine months ended September 30, 2005 was $20.8 million or $2.85 per diluted share. This compares to $19.0 million or $2.49 per diluted share for the comparable period last year.

Net Interest Income

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                  Three months ended September 30,
                                           ----------------------------------------------------------------------------------
                                                             2005                                        2004
                                           ---------------------------------------     --------------------------------------
                                            Average                       Yield/         Average                    Yield/
                                            Balance        Interest       Rate (1)       Balance       Interest     Rate (1)
                                            ---------     -----------    ---------      ----------   ------------  ---------
                                                                          (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ....     $  589,703      $10,450       7.09%        $   450,707      $ 6,409      5.69%
     Residential real estate loans....        430,871        5,587       5.19             445,748        5,830      5.23
     Commercial loans ................        451,532        7,554       6.79             350,263        4,254      5.07
     Consumer loans...................        221,706        3,787       6.78             210,449        3,356      6.34
                                           ----------      -------                    -----------      -------
       Total loans....................      1,693,812       27,378       6.53           1,457,167       19,849      5.53
Mortgage-backed securities (4)........        576,779        6,445       4.47             520,356        5,468      4.20
Loans held-for-sale (3)...............          2,462           41       6.66               2,349           33      5.62
Investment securities (4).............        100,523          921       3.66             109,086        1,090      4.00
Other interest-earning assets ........         48,155          351       2.89              48,784          161      1.31
                                           ----------      -------                    -----------      -------
     Total interest-earning assets....      2,421,731       35,136       5.85           2,137,742       26,601      5.03
                                                           -------                                     -------
Allowance for loan losses.............        (25,215)                                    (23,482)
Cash and due from banks...............         53,121                                      54,439
Cash in non-owned ATMs................        138,543                                     126,808
Loans, operating leases and other
   assets of discontinued
   operations.........................            367                                       2,992
Bank owned life insurance.............         53,389                                      51,302
Other noninterest-earning assets......         54,235                                      48,963
                                           ----------                                  ----------
     Total assets.....................     $2,696,171                                  $2,398,764
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest-bearing demand..........     $  116,518           71       0.24%         $   82,756           49      0.24%
     Money market.....................        183,279        1,025       2.22              63,909          187      1.16
     Savings..........................        268,880          265       0.39             316,910          318      0.40
     Retail time deposits ............        287,925        2,085       2.87             225,906        1,128      1.99
                                           ----------      -------                     ----------      -------
       Total interest-bearing
         retail deposits..............        856,602        3,446       1.60             689,481        1,682      0.97
     Jumbo certificates of deposits ..         46,430          383       3.27              50,578          211      1.66
     Brokered certificates of deposit.        206,331        1,845       3.55             102,067          427      1.66
                                           ----------      -------                     ----------      -------
       Total interest-bearing
         deposits.....................      1,109,363        5,674       2.03             842,126        2,320      1.10
FHLB of Pittsburgh advances...........        894,331        7,958       3.48             899,922        6,038      2.63
Trust preferred borrowings............         67,011          954       5.57              51,547          551      4.18
Other borrowed funds..................        166,268        1,338       3.22             177,392          599      1.35
Cost of funding discontinued
  operations..........................                          (3)                                        (27)
                                           ----------      -------                     ----------      -------
     Total interest-bearing
       liabilities....................      2,236,973       15,921       2.85           1,970,987        9,481      1.92
                                                           -------                                     -------
Noninterest-bearing demand deposits...        254,807                                     227,319
Other noninterest-bearing liabilities.         20,691                                      15,929
Minority interest ....................            201                                         259
Stockholders' equity..................        183,499                                     184,270
                                           ----------                                  ----------
Total liabilities and stockholders'
  equity..............................     $2,696,171                                  $2,398,764
                                           ==========                                  ==========
Excess of interest-earning assets over
  interest-bearing liabilities........     $  184,758                                  $  166,755
                                           ==========                                  ==========
Net interest and dividend income......                     $19,215                                     $17,120
                                                           =======                                     =======

Interest rate spread..................                                   3.00%                                      3.11%
                                                                         =====                                      =====
Net interest margin...................                                   3.22%                                      3.26%
                                                                         =====                                      =====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are  reflected  net of unearned  income.
(4)  Includes securities available-for-sale.

                                                                     Nine months ended September 30,
                                          --------------------------------------------------------------------------------
                                                            2005                                        2004
                                          --------------------------------------      ------------------------------------
                                           Average                      Yield/           Average                  Yield/
                                           Balance        Interest      Rate (1)         Balance      Interest    Rate (1)
                                          ---------     -----------    ---------        ----------   ----------  ---------
                                                                          (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ....     $  571,211      $28,611       6.68%         $  414,705      $17,044      5.40%
     Residential real estate loans ...        432,566       16,691       5.14             448,215       17,819      5.30
     Commercial loans ................        423,918       19,729       6.40             330,619       11,499      4.91
     Consumer loans...................        217,631       10,888       6.69             201,908        9,745      6.45
                                           ----------      -------                     ----------      -------
       Total loans....................      1,645,326       75,919       6.22           1,395,447       56,107      5.44
Mortgage-backed securities (4)........        567,967       18,763       4.40             509,518       14,884      3.89
Loans held-for-sale (3)...............          2,360          104       5.88               1,983           97      6.52
Investment securities (4).............         98,405        2,315       3.14             114,892        3,438      3.99
Other interest-earning assets ........         47,854        1,086       3.03              47,016          519      1.47
                                           ----------      -------                     ----------      -------
     Total interest-earning assets....      2,361,912       98,187       5.59           2,068,856       75,045      4.89
                                                           -------                                     -------
Allowance for loan losses.............        (24,814)                                    (23,006)
Cash and due from banks...............         53,078                                      50,420
Cash in non-owned ATMs................        129,870                                     114,208
Loans, operating leases and other
  assets of discontinued
  operations..........................            642                                       5,748
Bank-owned life insurance.............         52,881                                      47,241
Other noninterest-earning assets......         53,636                                      43,549
                                           ----------                                  ----------
     Total assets.....................     $2,627,205                                  $2,307,016
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest bearing demand..........   $    108,955   $      196       0.24%         $   81,773      $   143      0.23%
     Money market.....................        162,595        2,362       1.94              44,784          244      0.73
     Savings..........................        278,276          816       0.39             318,989          973      0.41
     Retail time deposits ............        284,305        5,817       2.74             224,845        3,218      1.91
                                           ----------      -------                     ----------      -------
       Total interest-bearing
         retail deposits..............        834,131        9,191       1.47             670,391        4,578      0.91
     Jumbo certificates of deposits ..         43,591          957       2.94              46,448          531      1.53
     Brokered certificates of deposit.        181,857        4,275       3.14              68,366          836      1.63
                                           ----------      -------                     ----------      -------
       Total interest-bearing
         deposits.....................      1,059,579       14,423       1.82             785,205        5,945      1.01
FHLB of Pittsburgh advances...........        868,090       21,416       3.25             863,102       17,602      2.68
Trust preferred borrowings............         61,630        3,633       7.77              51,033        1,550      3.99
Other borrowed funds..................        179,087        3,620       2.70             185,919        1,490      1.07
Cost of funding discontinued
  operations..........................                         (11)                                       (150)
                                           ----------      -------                     ----------      -------
       Total interest-bearing
         liabilities..................      2,168,386       43,081       2.65           1,885,259       26,437      1.87
Noninterest-bearing demand deposits...        248,899                                     218,122
Other noninterest-bearing liabilities.         17,554                                      14,219
Minority interest ....................            207                                         180
Stockholders' equity..................        192,159                                     189,236
                                           ----------                                  ----------
Total liabilities and stockholders'
  equity..............................     $2,627,205                                  $2,307,016
                                           ==========                                  ==========
Excess of interest-earning assets over
     interest-bearing liabilities.....     $  193,526                                  $  183,597
                                           ==========                                  ==========
Net interest and dividend income......                     $55,106                                     $48,608
                                                           =======                                     =======

Interest rate spread..................                                   2.94%                                      3.02%
                                                                         =====                                      =====
Net interest margin...................                                   3.16%                                      3.19%
                                                                         =====                                      =====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.

         Net interest income for the third quarter of 2005 was $19.2 million compared to $17.1 million for the same quarter in 2004. Higher volumes of loans and mortgage backed securities (MBS) drove much of this increase. The yield on earning assets was also higher in the third quarter of 2005 compared to the third quarter of 2004. The yield on loans increased 1.00%, from 5.53% in the third quarter of 2004 to 6.53% in the third quarter of 2005; while the yield on mortgage backed securities increased 0.27% for the same period. The increases in yields were due to the higher overall level of market interest rates as the Federal Reserve began raising short term interest rates in June of 2004. The net interest margin for the third quarter of 2005 was 3.22%, a slight decrease from the third quarter 2004 which was 3.26%, as rates on deposits and borrowings generally increased in tandem with yields on loans and investments.

         Net interest income for the nine-month period ending September 30, 2005 was $55.1 million compared with $48.6 million for the same period in 2004.
Similar to the analysis for the third quarter above, the increase in net interest income was driven by higher loan and MBS volumes. The yield on loans increased 0.78% and the yield on MBS increased 0.51%. The net interest margin for the first nine months of 2005 was 3.16%, a slight decrease from the same period in 2004.

         The net interest margin for the nine months ended September 30, 2005 was negatively affected by 6 basis points due to the redemption of $50 million of WSFS Capital Trust I Securities and the $1.1 million (pre-tax) non-cash charge from the write-down of unamortized debt issuance costs of the called securities as a charge to interest expense in the second quarter 2005. Without this charge the margin would have been 3.22% for the nine months ended September 30, 2005.

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

         The formula allowances for commercial and commercial real estate loans are calculated by applying loss factors to outstanding loans in each case based on the internal risk grade of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors by risk grade have a basis in the Corporation's historical loss experience for such loans and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. See discussion of historical loss adjustment factors below.

         Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs for six years which management believes approximates an average business cycle. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information, as adjusted for historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions (listed below). The evaluation of the inherent loss with respect to these more current conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The more current conditions, analyzed in connection with the adjustment factors, include an evaluation of the following:

o General economic and business conditions affecting the Corporation's key lending areas,
o Credit quality trends (including trends in nonperforming loans expected to result from existing conditions),
o    Recent loss experience in particular segments of the portfolio,
o    Collateral   values   and   loan-to-value    ratios,
o    Loan volumes and concentrations, including changes in mix,
o    Seasoning  of the loan  portfolio,
o    Specific industry conditions within portfolio segments,
o    Bank regulatory  examination results, and
o Other factors, including changes in quality of the loan origination, servicing and risk management processes.

         The Corporation's loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. By assessing the probable estimated losses inherent in the loan portfolio management is able to adjust specific and inherent loss estimates based upon the availability of its most recent information. In addition, as an integral part of their examination process, various regulatory agencies periodically review the Corporation's allowance for such losses. The Company also gives consideration to the results of these regulatory agency examinations. The provision for loan losses decreased from $2.4 million for the first nine months of 2004 to $1.6 million for the first nine months of 2005, primarily a result of an overall improvement in credit quality of the Corporation's loan portfolio and a lower level of adversely rated loans.

         The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

         The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                          Nine months ended     Nine months ended
                                                          September 30, 2005    September 30, 2004
                                                          ------------------    ------------------
                                                                 (Dollars in Thousands)
Beginning balance ..................................          $24,222                 $22,386
Provision for loan losses, continuing operations....            1,576                   2,370

Charge-offs:
     Residential real estate .......................               38                     200
     Commercial real estate (1) ....................                -                       -
     Commercial ....................................              746                     198
     Consumer ......................................              434                     586
                                                              -------                 -------
        Total charge-offs ..........................            1,218                     984
                                                              -------                 -------
Recoveries:
     Residential real estate .......................               58                      29
     Commercial real estate (1) ....................               42                       -
     Commercial ....................................              155                     175
     Consumer ......................................               98                      76
                                                              -------                 -------
        Total recoveries ...........................              353                     280
                                                              -------                 -------

Net charge-offs ....................................              865                     704
                                                              -------                 -------
Ending balance .....................................          $24,933                 $24,052
                                                              =======                 =======
Net charge-offs to average gross loans
  outstanding, net of unearned income (2) ..........             0.07%                   0.07%
                                                              =======                 =======

(1)  Includes commercial mortgage and construction loans.
(2) Ratios for the nine months ended September 30, 2005 and 2004 are annualized.

Noninterest Income

         Noninterest income for the quarter ended September 30, 2005 was $8.6 million compared to $8.2 million for the third quarter of 2004. The increase was mainly the result of $630,000 in card and ATM fee income during the quarter due to underlying growth in volume, and $361,000 in increased service charges on deposits. The increases were partially offset by $609,000 in losses recognized on the sale of lower yielding agency investments.

         For the nine months ended September 30, 2005, noninterest income was $25.2 million compared to $23.9 million for the same period of 2004. The increase for the nine months period is reflective of the quarter with most of the increase a result of underlying growth in volume in the ATM and card area.

Noninterest Expenses

         Noninterest expenses for the quarter ended September 30, 2005 were $16.2 million, an increase of $2.0 million over the third quarter of 2004. This increase is a result of the Company's growth in commercial and retail banking and is primarily concentrated in salaries, benefits and other compensation, marketing expenses and occupancy expense. Additionally, a $397,000 expense was recorded during the quarter representing a loss contingency for standby letters of credit.

         Noninterest expense increased from $40.6 million for the nine months ended September 30, 2004 to $46.7 million for the nine months ended September 30, 2005. Of the $6.1 million increase, $3.7 million was from salaries, benefits and other compensation as a result of the Company's branch expansion and growth efforts. Consistent with the quarterly results, the remainder of the increases were in marketing, occupancy expense, and other operating expenses.

Income Taxes

         The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes from continuing operations during the three and nine months ended September 30, 2005 of $4.0 million and $11.1 million, respectively, compared to an income tax provision from continuing operations of $3.5 million and $10.4 million for the same periods in 2004. The effective tax rates from continuing operations for each of the three and nine month periods ended September 30, 2005 and 2004 were 35%.

         The effective tax rates reflect the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, BOLI income, a fifty percent interest income exclusion on a loan to an Employee Stock Ownership Plan, and a provision for state income tax expense. The income tax provision for the nine months ended September 30, 2004 was increased by $280,000 as a result of additional state taxes WCC is expected to owe due to tax law changes in the State of New Jersey. While the operations of WCC are reflected as discontinued operations, the additional tax provision resulting from the change in tax law has been reflected income from continuing operations in accordance with SFAS 109.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
         Incorporated herein by reference from Item 2 of this quarterly report on Form 10-Q.

Item 4.   Controls and Procedures
          -----------------------

          (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

          (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
           The Company is not engaged in any legal proceedings of a material nature at September 30, 2005. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------
           The following table lists purchases of the Company's Common Stock during the third quarter of 2005.

                                                                                              Total Number of      Maximum Number
                                                               Total Number      Average      Shares Purchased   of Shares that May
                                                                 of Shares     Price Paid   As Part of Publicly   Yet Be Purchased
                                                                 Purchased      per Share     Announced Plans     Under the Plans
                                                                 ---------      ---------     ---------------     ---------------

           July 1, to July 31, 2005                                     0        $ 0.00                  0           382,064

           August 1, to August 31, 2005                           400,000        $57.22            400,000           650,000

           September 1, to September 30, 2005                           0        $ 0.00                  0           650,000

           Total for the quarter ended September 30, 2005         400,000        $57.22

           On August 4, 2005 the Board of Directors renewed its share repurchase authorization of June 24, 2004, authorizing the repurchase of approximately 10% of the Company's outstanding shares.

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



                                        WSFS FINANCIAL CORPORATION





Date:  November 7, 2005                 /s/MARVIN N. SCHOENHALS
                                        ----------------------------------------
                                           Marvin N. Schoenhals
                                           President and Chief Executive Officer






Date:  November 7, 2005                 /s/STEPHEN A. FOWLE
                                        ----------------------------------------
                                           Stephen A. Fowle
                                           Executive Vice President and
                                           Chief Financial Officer