Form 10-K
period 2005-12-31
WSFS FINANCIAL CORP
filed 2006-03-16
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the Nasdaq National Marketsm as of June 30, 2005 was $242,244,000. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 5% of the outstanding shares.

     As of March 10, 2006, there were issued and outstanding 6,595,411 shares of the registrant's common stock.

                        -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2006 are incorporated by reference in Part III hereof. Portions of the 2005 Annual Report to Shareholders are incorporated by reference in Part II.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                     Part I

                                                                                                                      Page
                                                                                                                      ----

Item 1.           Business  ..............................................................................              3

Item 1A.          Risk Factors  ..........................................................................             19

Item 1B.          Unresolved Staff Comments  .............................................................             20

Item 2.           Properties  ............................................................................             21

Item 3.           Legal Proceedings.......................................................................             24

Item 4.           Submission of Matters to a Vote of Security Holders.....................................             24

                                     Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder  Matters..................             25

Item 6.           Selected Financial Data.................................................................             25

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................             26

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..............................             26

Item 8.           Financial Statements and Supplementary Data.............................................             26

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................................             26

Item 9A.          Controls and Procedures.................................................................             26

Item 9B.          Other Information.......................................................................             26

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant......................................             26

Item 11.          Executive Compensation..................................................................             26

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
                    Matters...............................................................................             26

Item 13.          Certain Relationships and Related Transactions..........................................             27

Item 14.          Principal Accountant Fees and Services..................................................             27

Item 15.          Exhibits and Financial Statement Schedules..............................................             27

                  Signatures..............................................................................             29


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

ITEM 1.  BUSINESS

GENERAL

         WSFS Financial Corporation (the "Company" or "Corporation") is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the Corporation's assets are held by its subsidiary, Wilmington Savings Fund
Society, FSB (Bank or WSFS). Founded in 1832, WSFS is one of the oldest financial institutions in the country. As a federal savings bank, which was formerly chartered as a state mutual savings bank, WSFS enjoys broader investment powers than most other financial institutions. WSFS has served the residents of the Delaware Valley for 174 years. WSFS is the largest thrift institution headquartered in Delaware and the fourth largest financial institution in the state on the basis of total deposits traditionally garnered in-market. The Corporation's primary market area is the mid-Atlantic region of the United States which is characterized by a diversified manufacturing and service economy. The long-term business strategy of the Corporation is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits. The strategic focus is to exceed customer expectations, deliver stellar service and build customer advocacy through highly trained, relationship oriented, friendly, knowledgeable, and empowered Associates.

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. WSFS also offers a variety of wealth management services and has committed to expanding its operations in this area. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. As of December 31, 2005, WSFS serves its customers primarily from its main office, 24 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. The Corporation's website is
www.wsfsbank.com. The Corporation posts its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports pursuant to Section 13(a) of the Exchange Act and other information relating to the Company on this website.

         The Corporation has two consolidated subsidiaries, WSFS and Montchanin Capital Management, Inc. (Montchanin). The Corporation also has one unconsolidated affiliate, WSFS Capital Trust III. The Corporation has no unconsolidated subsidiaries or off-balance sheet entities. Fully-owned subsidiaries of WSFS include WSFS Investment

Group, Inc., which markets various third-party insurance products and securities through WSFS' retail banking system; and WSFS Reit, Inc., which holds qualifying real estate assets and may be used in the future to raise capital.

         In 2000, the Board of Directors approved management's plans to discontinue the operations of WSFS Credit Corporation (WCC). At December 31, 2000 WCC had 7,300 lease contracts and 2,700 loan contracts, compared to zero lease contracts and 31 loan contracts at December 31, 2005. WCC no longer accepts new applications but will continue to service existing loans until their maturity.

         In the past, WSFS had two non-wholly owned subsidiaries, CustomerOne Financial Network, Inc. (C1FN) and Wilmington Finance, Inc. (WF). C1FN, a 21% owned subsidiary engaged in Internet and branchless banking, was sold in November 2002. WF, a majority owned subsidiary engaged in sub-prime residential mortgage banking was sold in January 2003. Both subsidiaries are therefore classified as businesses held-for-sale in the Financial Statements. More information is provided in the Business Held-For-Sale section of Management's Discussion and Analysis (MD&A), and Note 3 to the Financial Statements of the Corporation's 2005 Annual Report to Shareholders (Annual Report). These divestitures were consistent with the Company's strategic direction to focus resources and capital on WSFS' core community bank network in and around Delaware.

         Montchanin has one consolidated non-wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). As of December 31, 2005 Montchanin owned 80% of Cypress. In January 2006, Montchanin increased its ownership in Cypress to 90%. Cypress is a Wilmington based investment advisory firm serving high net-worth individuals and institutions.

COMPETITION

         WSFS is the second largest independent full-service banking institution headquartered and operating in Delaware. It attracts retail and commercial deposits primarily through its system of 24 banking offices at December 31, 2005. Nineteen of these banking offices were located in northern Delaware's New Castle County, WSFS' primary market. In addition to its business deposits, these banking offices maintain approximately 191,000 total deposit account relationships with approximately 80,000 total households in New Castle County. Two banking offices were in the state capital, Dover, located in central Delaware's Kent County and one of these banking offices was located in southern Delaware's Sussex County. Two other banking offices were located in southeastern Pennsylvania. In addition to its banking offices, WSFS also attracts commercial loans through its loan production offices. WSFS also has 231 ATMs located in Delaware.

         The competition for deposit and loan products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers.

SUBSIDIARIES

         The Corporation has two consolidated subsidiaries, WSFS and Montchanin. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust III. The Corporation has no unconsolidated subsidiaries or off-balance sheet entities. WSFS Capital Trust III was formed in 2005 to issue $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month London InterBank Offered Rate (LIBOR). The proceeds from this issue were used to fund the redemption of $51.5 million of Floating Rate Capital Trust I Preferred Securities which had a variable interest rate of 250 basis points over the three-month LIBOR rate. In 1998, the Corporation purchased a $50.0 million, ten-year interest cap in order to limit its exposure on the $51.5 million of variable Trust preferred Securities issued in 1998. This derivative instrument caps the three-month LIBOR, the base rate of the trust preferred borrowings at 6.00%.

         At  December  31,  2005,  WSFS  had  three   wholly-owned,   first-tier
subsidiaries WSFS Investment Group, WSFS Reit, Inc and WCC.

         WSFS Investment Group, Inc. was formed in 1989. This subsidiary markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through WSFS' retail banking system. WSFS Reit, Inc. is a real estate investment trust formed in 2002 to hold qualifying real estate assets and may be used in the future to raise capital. WCC is engaged primarily in indirect motor vehicle leasing. In 2000, the Corporation approved plans to discontinue the operations of WCC. WCC, which had zero lease contracts and 31 loan contracts at December 31, 2005, no longer accepts new applications but will continue to service existing loans until their maturity. More information is provided in the Discontinued Operations section of the MD&A and Note 2 to the Financial Statements of the Corporation's 2005 Annual Report.

         Montchanin was formed in late 2003 to provide asset management services in the Corporation's primary market area. As of December 31, 2005 Montchanin owned 80% of Cypress. In January 2006, Montchanin increased its ownership in Cypress to 90%. Cypress is a Wilmington based investment advisory firm servicing high net-worth individuals and institutions.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

         Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in "Results of Operations" included in the MD&A.

INVESTMENT ACTIVITIES

         The Corporation's short-term investment portfolio is intended to keep its funds fully employed at the maximum after-tax return, while maintaining acceptable credit, market and interest-rate limits, and providing needed liquidity under current circumstances. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                                 December 31,
                                                --------------------------------------------------------------------------
                                                          2005                      2004                     2003
                                                ---------------------      ----------------------     --------------------
                                                              Percent                    Percent                   Percent
                                                                of                         of                         of
                                                   Amount     Assets         Amount      Assets         Amount      Assets
                                                   ------     ------         ------      ------         ------      ------
                                                                           (Dollars In Thousands)
Held-to-Maturity:
----------------

Corporate bonds.............................     $      -         -%        $   310          -%       $    310          -%
State and political subdivisions ...........        4,806       0.2           7,457        0.3          10,100        0.5
                                                  -------       ---       ---------        ---        --------        ---
                                                    4,806       0.2           7,767        0.4          10,410        0.5
                                                  -------       ---       ---------        ---        --------        ---
Available-for-Sale:
------------------

Reverse Mortgages...........................          785         -            (109)         -             193          -
State and political subdivisions............          975         -               -          -               -          -
U.S. Government and agencies................       51,702       1.8          89,718        3.6         105,885        4.8
                                                  -------       ---       ---------        ---        --------        ---
                                                   53,462       1.8          89,609        3.6         106,078        4.8
                                                  -------       ---       ---------        ---        --------        ---
Short-term investments:
----------------------

Interest-bearing deposits in other banks (1)          148         -             531          -           1,095          -
                                                  -------       ---       ---------        ---        --------        ---
                                                  $58,416       2.0%      $  97,907        4.0%       $117,583        5.3%
                                                  =======       ===       =========        ===        ========        ===

(1) Interest-bearing deposits in other banks do not include deposits with a maturity greater than one year.

         Proceeds from the sale of investment securities classified as available-for-sale during 2005 were $61.1 million, with a loss of $609,000 realized on these sales. Municipal bonds totaling $180,000 and corporate bonds totaling $251,553 were called by the issuers with a gain of $4,000 realized on these calls. Proceeds from the sale of investments during 2004 and 2003 were $25.0 million and $21.2 million respectively. There was a net gain of $1,000 realized on sales in 2004 and

$200,000 loss realized on sales in 2003. The cost basis for all investment security sales was based on the specific identification method. There were no sales of investment securities classified as held-to-maturity.

         The following table sets forth the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2005. Substantially all of the related interest and dividends represent taxable income.

                                                                                    At December 31, 2005
                                                                                    --------------------
                                                                                                 Weighted
                                                                                                 Average
                                                                                      Amount      Yield (1)
                                                                                      ------      ---------
                                                                                   (Dollars in Thousands)
Held-to-Maturity:
-----------------

State and political subdivisions (2):
  After one but within five years...............................................     $ 3,299       7.39
  After ten years ..............................................................       1,508       5.26
                                                                                     -------

Total debt securities, held-to-maturity ........................................       4,807       6.72
                                                                                     -------

Available-for-Sale:
-------------------

Reverse Mortgages (3):
  Within one year...............................................................     $   785          -
                                                                                     -------

                                                                                         785          -
                                                                                     -------

State and political subdivisions (2):
  After one but within five years...............................................     $   635       3.83
  After five but within ten years ..............................................         340       4.20
                                                                                     -------

                                                                                         975       3.96
                                                                                     -------

U.S. Government and agencies:
  Within one year...............................................................     $12,929       3.33
  After one but within five years ..............................................      38,772       2.77
                                                                                     -------

                                                                                      51,701       2.91
                                                                                     -------

Total debt securities, available-for-sale ......................................      53,461       2.89
                                                                                     -------

Total debt securities ..........................................................      58,268       3.20
                                                                                     -------

Short-term investments:

  Interest-bearing deposits in other banks .....................................         148       4.84
                                                                                     -------

Total short-term investments ...................................................         148       4.84
                                                                                     -------

                                                                                     $58,416       3.21%
                                                                                     =======

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

         In addition to the foregoing investment securities, the Company has maintained an investment portfolio of mortgage-backed securities, $11.9 million of which is classified as "trading." At December 31, 2005 mortgage-backed securities with a par value of $369.0 million were pledged as collateral for retail customer repurchase agreements, municipal deposits and Federal Home Loan Bank advances. Accrued interest receivable for mortgage-backed securities was $2.4 million and $1.9 million at December 31, 2005 and 2004, respectively. No mortgage-backed securities were sold during 2005.

         The following table sets forth the book value of mortgage-backed securities and their related weighted average contractual rates at the end of the last three fiscal years.

                                                                               December 31,
                                               --------------------------------------------------------------------------
                                                        2005                       2004                    2003
                                               ----------------------     --------------------       --------------------
                                                                         (Dollars in Thousands)
                                                 Amount        Rate         Amount      Rate         Amount        Rate
                                                 ------        ----         ------      ----         ------        ----
Held-to-Maturity:
----------------
Collateralized mortgage obligations ........    $      -          -%       $      -         -%       $ 1,785       6.32%
FHLMC.......................................           -          -               4      6.06             29       8.13
                                                --------       ----        --------      ----       --------       ----
                                                $      -          -%       $      4      6.06%       $ 1,814       6.18%
                                                ========       ====        ========      ====        =======       ====

Available-for-Sale:
-------------------
Collateralized mortgage obligations.........     526,546       4.73%        401,231      4.38%      $390,467       4.29%
FNMA........................................      49,785       3.98          58,650      3.86         70,345       3.90
FHLMC.......................................      32,211       4.05          33,788      3.80         37,936       3.70
GNMA........................................      14,643       4.37          18,520      4.15         18,463       4.28
                                                --------       ----        --------      ----       --------       ----
                                                $623,185       4.63%       $512,189      4.27%      $517,211       4.19%
                                                ========       ====        ========      ====       ========       ====

Trading:
-------
Collateralized mortgage obligations.........    $ 11,951       7.37%      $  11,951      5.32%       $11,527       4.14%
                                                ========       ====       =========      ====        =======       ====


CREDIT EXTENSION ACTIVITIES

         Over the past several years the Company has changed the composition of its loan portfolio. WSFS' current lending activity is concentrated on lending to small businesses in the mid-Atlantic region of the United States. In 2001, residential loans comprised 43.7% of the loan portfolio, while the combination of commercial loans and commercial real estate loans made up only 40.7%. In contrast, at December 31, 2005, residential loans totaled only 25.8%, while commercial loans and commercial real estate loans have increased to a combined total of 61.8% of the loan portfolio. Traditionally, the majority of typical thrift institutions' loan portfolios have consisted of first mortgage loans on residential properties.

         The following table sets forth the composition of the Corporation's loan portfolio by type of loan at the dates indicated. Other than as disclosed below, the Corporation had no concentrations of loans exceeding 10% of total loans at December 31, 2005:

                                                                              December 31,
                                 ---------------------------------------------------------------------------------------------------
                                       2005                 2004                  2003                 2002               2001
                                 -----------------      --------------       --------------       --------------      --------------
Types of Loans                   Amount    Percent      Amount Percent       Amount Percent       Amount Percent      Amount Percent
--------------                   ------    -------      ------ -------       ------ -------       ------ -------      ------ -------
                                                                          (Dollars in Thousands)
Residential real estate (1). $  457,651      25.8%  $  443,023   28.9%   $  458,408   35.1%   $  541,465   45.2%  $  487,845   43.7%
Commercial real estate:
Commercial mortgage.........    410,552      23.1      416,287   27.1       335,050   25.7       228,089   19.1      208,286   18.7
Construction................    178,418      10.1      120,604    7.9        54,742    4.2        59,555    5.0       48,002    4.3
                             ----------     -----   ----------  -----    ----------  -----    ----------  -----   ----------  -----
    Total commercial
      real estate...........    588,970      33.2      536,891   35.0       389,792   29.9       287,644   24.1      256,288   23.0
Commercial..................    508,930      28.6      368,752   24.0       292,516   22.4       209,567   17.5      197,790   17.7
Consumer....................    244,820      13.8      210,959   13.7       186,133   14.3       181,851   15.2      198,366   17.8
                             ----------     -----   ----------  -----    ----------  -----    ----------  -----   ----------  -----

Gross loans.................  1,800,371     101.4    1,559,625  101.6     1,326,849  101.7     1,220,527  102.0    1,140,289  102.2

Less:
(Deferred fees)
   unearned income..........       (304)      0.0          (64)   0.0          (414)   0.0         2,043    0.2        3,320    0.3
Allowance for loan losses...     25,381       1.4       24,222    1.6        22,386    1.7        21,452    1.8       21,597    1.9
                             ----------     -----   ----------  -----    ----------  -----    ----------  -----   ----------  -----

Net loans................... $1,775,294     100.0%  $1,535,467  100.0%   $1,304,877  100.0%   $1,197,032  100.0%  $1,115,372  100.0%
                             ==========     =====   ==========  =====    ==========  =====    ==========  =====   ==========  =====

(1)  Includes $438, $3,249, $1,465, $121,349 and $84,691 of residential mortgage loans  held-for-sale  at December 31, 2005,  2004,  2003,  2002,  and 2001, respectively.

         The following table sets forth information as of December 31, 2005 regarding the amount of loans maturing in the Corporation's portfolios, including scheduled repayments of principal based on contractual terms to maturity. In addition, the table sets forth the amount of loans maturing during the indicated periods based on whether the loan has a fixed or adjustable rate. Loans having no stated maturity or repayment schedule are reported in the Less than One Year category.

                           Less than       One to          Over
                           One Year      Five Year      Five Years       Total
                           --------      ---------      ----------       -----
                                             (In Thousands)

Real estate loans (1)     $   75,597     $  270,658     $  521,510    $  867,765
Construction loans ..        101,936         69,500          6,982       178,418
Commercial loans ....        199,302        187,874        121,754       508,930
Consumer loans ......        113,807         54,355         76,658       244,820
                          ----------     ----------     ----------    ----------
                          $  490,642     $  582,387     $  726,904    $1,799,933
                          ==========     ==========     ==========    ==========
Rate sensitivity:
  Fixed .............     $   56,542     $  220,547     $  285,700    $  562,789
  Adjustable (2) ....        434,100        361,840        441,204     1,237,144
                          ----------     ----------     ----------    ----------
Gross loans .........     $  490,642     $  582,387     $  726,904    $1,799,933
                          ==========     ==========     ==========    ==========

(1)  Includes commercial mortgage loans; does not include loans held-for-sale.
(2)  Includes hybrid adjustable rate mortgages


         The above schedule does not include any prepayment assumptions. Prepayments tend to be highly dependent upon the interest rate environment. Management believes that the actual repricing and maturity of the loan portfolio is significantly shorter than is reflected in the above table as a result of prepayments.


Residential Real Estate Lending.

         WSFS originates residential mortgage loans with loan-to-value ratios up to 100%. WSFS generally requires private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. WSFS does not have any significant concentrations of such insurance with any one insurer. On a very limited basis, WSFS originates/purchases loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2005, the balance of all such loans was approximately $9.2 million. Generally, residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by Federal Home Loan Mortgage Corporation (FHLMC) to assure maximum eligibility for subsequent sale in the secondary market. However, unless loans are specifically designated for sale, the Corporation holds newly originated loans in its portfolio for long-term investment. Among other things, title insurance is required to insure the priority of its lien, and fire and extended coverage casualty insurance is required for the properties securing the residential loans. All properties securing residential loans made by WSFS are appraised by independent appraisers selected by WSFS and subject to review in accordance with WSFS standards.

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

         WSFS offers commercial construction loans to developers. In some cases these loans are made as "construction/permanent" loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to the WSFS prime rate or LIBOR, in most cases, and adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these items are used as a basis to determine the appraised value of the subject property when completed. Policy requires that all appraisals be reviewed independently of the commercial lending area. Generally, the loan-to-value ratios for construction loans do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2005, $282.4 million was committed for construction loans, of which $178.4 million had been disbursed.

         WSFS' commercial lending, excluding real estate loans, includes loans for the purpose of working capital, financing equipment acquisitions, business expansion and other business purposes. These loans generally range in amounts up to $10 million, and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to WSFS' prime rate, or LIBOR, at the time of closing. No one industry has a concentration greater then 12.0% of these types of loans. WSFS intends to continue originating commercial loans in its market area.

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

         Construction loans involve additional risk because loan funds are advanced as construction projects progress. The valuation of the underlying collateral can be difficult to quantify prior to the completion of the construction. This is due to uncertainties inherent in construction such as changing construction costs, delays arising from labor or material shortages and other unpredictable contingencies. WSFS attempts to mitigate these risks and plans for these contingencies through additional analysis and monitoring of its construction projects. Construction loans receive independent inspections prior to disbursement of funds.

         Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25% if the difference is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2005, no borrower had collective outstandings exceeding the above limits.


Consumer Lending.

         The primary consumer credit products of the Corporation are equity-secured installment loans and home equity lines of credit. At December 31, 2005, WSFS had equity-secured installment loans totaling $136.7 million, which represented 56% of total consumer loans. A home equity line of credit grants a borrower a line of credit of up to 100% of the appraised value (net of any senior mortgages) of their residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time during the period of agreement. At December 31, 2005, WSFS had extended $176.3 million in home equity lines of credit, of which $87.5 million had been drawn at that date. Home equity lines of credit potentially offer Federal income tax advantages, the convenience of checkbook access and revolving credit features. Home equity lines of credit expose the Corporation to the risk that falling collateral values may leave it inadequately secured, whereas the risk on products like home equity loans is mitigated as they amortize over time. The Corporation has not had any significant adverse experience on home equity lines of credit to date.

The table below sets forth consumer loans by type, in amounts and percentages at the dates indicated.


                                                                             December 31,
                                     ----------------------------------------------------------------------------------------------
                                            2005                 2004               2003                2002              2001
                                     ------------------    ---------------     ---------------   -----------------  ---------------
                                     Amount     Percent    Amount  Percent     Amount  Percent      Amount Percent   Amount Percent
                                     ------     -------    ------  -------     ------  -------      ------ -------   ------ -------
                                                                          (Dollars in Thousands)
Equity secured installment loans..  $136,721     55.8%   $131,935   62.6%   $ 124,411   66.9%    $ 123,655  68.1%   $ 125,597  63.3%
Home equity lines of credit.......    87,503     35.7      56,755   26.9       39,858   21.4        31,512  17.3       24,161  12.2
Automobile........................     2,616      1.1       5,126    2.4        9,137    4.9        11,728   6.4       11,737   5.9
Unsecured lines of credit.........     8,780      3.6       9,338    4.4       10,506    5.6        12,402   6.8       20,156  10.2
Other.............................     9,200      3.8       7,805    3.7        2,221    1.2         2,554   1.4       16,715   8.4
                                    --------     -----   --------   -----   ---------   -----    ---------  -----   --------- -----

Total consumer loans .............  $244,820     100.0%  $210,959   100.0%  $ 186,133   100.0%   $ 181,851  100.0%  $ 198,366 100.0%
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

         During 2005, the Corporation originated $499 million of residential real estate loans. This compares to originations of $376 million in 2004. From time to time, WSFS has purchased whole loans and loan participations in accordance with its ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the mid-Atlantic region totaled $77.5 million for the year ended December 31, 2005 and $68.4 million for 2004. Residential real estate loan sales totaled $39 million in 2005, $51.1 million in 2004 and $116 million in 2003. While WSFS generally intends to hold loans for the foreseeable future, WSFS sells certain newly originated fixed-rate mortgage loans in the secondary market primarily to control the interest rate sensitivity of its balance sheet. The Corporation holds for investment certain of its fixed-rate mortgage loans consistent with current asset/liability management strategies.

         At December 31, 2005, WSFS serviced approximately $256 million of residential loans for others compared to $245 million at December 31, 2004. The Corporation also services residential loans for its own portfolio totaling $431 million and $412 million at December 31, 2005 and 2004, respectively.

         WSFS originates commercial real estate and commercial loans through its commercial lending division. Commercial loans are made for the purpose of working capital, financing equipment acquisitions, business expansion and other business purposes. During 2005, WSFS originated $597 million of commercial and commercial real estate loans compared with $547 million in 2004. To reduce its exposure on these types of loans, WSFS, at times will sell a portion of its commercial real estate loan portfolio. Commercial real estate loan sales totaled $36.6 million and $2.0 million in 2005 and 2004, respectively. These amounts represent gross contract amounts and do not reflect amounts outstanding on such loans.

         WSFS' consumer lending is conducted primarily through its branch offices. WSFS originates a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, credit cards, unsecured lines of credit and other secured and unsecured personal installment loans. During 2005, consumer loan originations amounted to $20.0 million compared to $16.8 million in 2004.

         All loans to one borrowing relationship exceeding $3 million must be approved by the senior management loan committee (SLC). The Executive Committee
(EC) of the Board of Directors approves the minutes of the management loan committee meetings and approves individual loans exceeding $5 million to one borrowing relationship. Individual Officers of WSFS have the authority to approve smaller loan amounts, depending upon their experience and management position. The Bank's credit policy includes a "House Limit" to one borrowing relationship of 50% of its legal lending limit or approximately $18 million. WSFS has one borrowing relationship of $34.8 million, which the EC approved to exceed the "House Limit". This borrowing is secured by U.S. Treasury securities, which have a value at maturity equal to or exceeding the loan payments.

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

         Most loan fees are considered adjustments of yield in accordance with U.S. generally accepted accounting principles and are reflected in interest income. Those fees represented an immaterial amount of interest income during the three years ended December 31, 2005. Loan fees other than those considered adjustments of yield (such as late charges) are reported as loan fee income, a component of noninterest income.


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


SOURCES OF FUNDS

                  The Company manages its liquidity risk and funding needs through its treasury function and its Asset/Liability Committee. Historically, the Company has had success in growing its loan portfolio. For example, during the year ended December 31, 2005, net loan growth resulted in the use of $228.8 million in cash. The loan growth was primarily the result of the continued success increasing corporate and small business lending. Management expects this trend to continue. While the Company's loan-to-deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings and deposit growth.

     As a financial institution, the Company has ready access to several sources of funding. Among these are:

     o        Deposit growth
     o        The brokered CD market
     o        Borrowing from the FHLB
     o        Other borrowings such as repurchase agreements
     o        Cash flow from securities and loan repayments
     o        And net income of the Company

         The Company's current branch expansion and renovation program is focused on expanding the Company's retail footprint in Delaware and attracting new customers to provide additional deposit growth. Retail deposit growth was strong, equaling $141.7 million or 13% between December 31, 2004 and December 31, 2005.

         Deposits. WSFS offers various deposit programs to its customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. In addition, WSFS accepts negotiable rate certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

         WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. It primarily attracts deposits through its system of 24 retail banking offices at December 31, 2005. Nineteen banking offices were located in northern Delaware's New Castle County, WSFS' primary market. These banking offices maintain approximately 191,000 total account relationships with approximately 80,000 total households. Two banking offices were in the state capital, Dover, located in central Delaware's Kent County. One banking office was in Rehoboth located in Delaware's Sussex County and two other banking offices were located in southeastern Pennsylvania.

         The following table sets forth the amount of certificates of deposit of $100,000 or more by remaining maturity at December 31, 2005:


                                                 December 31,
Maturity Period                                      2005
---------------                                      ----
                                                (In Thousands)

Less than 3 months......................            $43,016
Over 3 months to 6 months...............              3,305
Over 6 months to 12 months..............             60,330
Over 12 months..........................             21,128
                                                   --------
                                                   $127,779
                                                   ========


         Borrowings. The Corporation utilizes the following borrowing sources to fund operations.

         Federal Home Loan Bank Advances

         Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh had rates ranging from 2.00% to 5.45% at December 31, 2005. Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

         As a member of the FHLB of Pittsburgh, WSFS is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.55% of its advances (borrowings) from the FHLB of Pittsburgh, plus 0.55% of the unused borrowing capacity. WSFS was in compliance with this requirement with a stock investment in FHLB of Pittsburgh of $46.3 million at December 31, 2005.

         Four advances are outstanding at December 31, 2005 totaling $145.0 million, with a weighted average rate of 4.96% maturing in 2008 and beyond. They are convertible on a quarterly basis (at the discretion of the FHLB) to a variable rate advance based upon the three-month LIBOR rate, after an initial fixed term. WSFS has the option to prepay these four advances at predetermined times or rates.

          Trust Preferred Borrowings

         On April 6, 2005, the Corporation completed the issuance of $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The proceeds from this issuance were used to fund the redemption of $51.5 million of Floating Rate Capital Trust I Preferred Securities which had a variable interest rate of 250 basis points over the three-month LIBOR rate.

         Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

         During 2005, WSFS purchased federal funds as a short-term funding source. At December 31, 2005, WSFS had purchased $50.0 million in federal funds at a rate of 4.19%. At December 31, 2004, WSFS had $50.0 million federal funds purchased.

         During 2005, WSFS sold securities under agreements to repurchase as a short-term funding source. At December 31, 2005, securities sold under agreements to repurchase had fixed rates ranging from 4.20% to 4.36%. The underlying securities are U.S. Government agency securities with a book value of $34.8 million at December 31, 2005. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:

PERSONNEL

         As of December 31, 2005 the Registrant had 515 fulltime equivalent Associates (employees). The Associates are not represented by a collective bargaining unit. Management believes its relationship with its Associates is very good.


REGULATION

Regulation of the Corporation

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations has increased the Corporation's expenses.

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

         The OTS capital rule defines Tier 1 or core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for limited amounts of mortgage servicing assets. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2005, WSFS was in compliance with both the core and tangible capital requirements.

         The risk weights assigned by the OTS risk-based capital regulation range from 0% for cash and U.S. government securities to 100% for consumer and commercial loans, non-qualifying mortgage loans, property acquired through foreclosure, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, non-withdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution's reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2005, WSFS was in compliance with the OTS risk-based capital requirements.

         Dividend Restrictions. As the subsidiary of a savings and loan holding company, WSFS must submit notice to the OTS prior to making any capital distribution (which includes cash dividends and payments to shareholders of another institution in a cash merger). In addition, a savings association must make application to the OTS to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceeds the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

         Deposit Insurance. The Federal Deposit Insurance Reform Act of 2005 was enacted on February 8, 2006 as a part of the Deficit Reduction Act of 2005. The Federal Deposit Insurance Reform Act will (i) merge the Bank Insurance Fund and the Savings Association Insurance Fund into a new combined fund, to be called the Deposit Insurance Fund, (ii) increase deposit insurance coverage for retirement accounts to $250,000, (iii) index the current $100,000 insurance coverage limit for standard accounts and the new $250,000 limit for retirement accounts to reflect inflation (with adjustments for inflation every five years, commencing January 1, 2011), (iv) require the Federal Deposit Insurance Corporation to assess annual deposit insurance premiums on all banks and savings institutions, (v) give a one-time insurance assessment credit totaling $4.7 billion to banks and savings institutions in existence on December 31, 1996 that can be used to offset premiums otherwise due, (vi) impose a cap on the level of the Deposit Insurance Fund and provide for dividends or rebates when the fund grows beyond a specified threshold, (vii) adopt a historical basis concept for distributing the aforementioned one-time credit and dividends (with each institution's historical basis to be determined by a formula that looks back to the institution's assessment base in 1996 and adds premiums paid since that time) and (viii) authorize revisions to the current risk-based system for assessing premiums, including replacing the current fixed reserve ratio requirement of 1.25% with a range of between 1.15% and 1.5% of insured deposits.

         The merger of the two deposit insurance funds required by the Federal Deposit Insurance Reform Act is to be effective by July 1, 2006. The Federal
Deposit Insurance Corporation is required to adopt final rules for the rest of the provisions no later than 270 days after enactment. Such regulations will result in the imposition of deposit insurance assessments on all members of the Deposit Insurance Fund, including WSFS, and such assessments could have an adverse effect on the operating expenses and results of operations of WSFS. WSFS's management cannot predict, however, the rate of any such insurance assessments or the effect of the assessments on its operations.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $42.1 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the
reserve   requirement  may  be  to  reduce  the  amount  of  the   institution's
interest-earning assets. As of December 31, 2005 WSFS met its reserve requirements.


ITEM 1A.  RISK FACTORS
----------------------

         The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list and the order is not intended as an indicator of the level of importance.

Future loan losses may negatively impact the Company

         We are subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers' ability to repay. This deterioration in economic conditions could result in losses to the Bank. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income.

Rapidly changing interest rate environments could reduce our profitability

          Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases or decreases in interest rates in the future could negatively impact the Company's net interest margin.

Liquidity risk

          Due to the Company's continued success in our lending operations, particularly in corporate and small business lending, our loans exceed customer deposit funding. Changes in interest rates or alternative investment opportunities  and other  factors may make  deposit  gathering  more  difficult.
Additionally, interest rate changes or disruptions in the capital market may make the terms of the borrowings and brokered deposits less favorable. As a result, there is a risk that we will not have funds to meet our obligations when they come due. Interest Rate and Liquidity risk is managed by the Asset/Liability Committee (ALCO). While the Company's loan-to-deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings and deposit growth. A liquidity crisis plan has been developed and is an important part of liquidity management.

The financial services industry is very competitive

          We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. If we are unable to compete effectively, we will lose market share and income from deposits and loans, which would negatively impact our net interest margins. Profitability of other products may be reduced as well.

The Company may not be able to achieve its growth plans or effectively manage its growth

          There can be no assurance that growth opportunities will be available or that growth will be successfully managed. This includes, but is not limited to, growth in generating loans and gathering deposits. Due to our investment in future growth, failure to obtain sufficient growth would negatively effect our net income.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income

          We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively effect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.


ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

      None.

ITEM 2. PROPERTIES
------------------

     The following table sets forth the location and certain additional information regarding the Corporation's offices and other material properties at December 31, 2005.

                                                                                 Net Book Value
                                                                                  Of Property
                                                      Owned/     Date Lease       or Leasehold
Location                                              Leased       Expires      Improvements (1)   Deposits
--------                                              ------     ----------     ----------------   ---------
                                                                                        (In Thousands)
                                                                               -----------------------------
WSFS:
-----
Main Office (2)                                       Owned                        $1,006        $635,880
  9th & Market Streets
  Wilmington, DE  19899
Union Street Branch                                   Leased        2008               67          46,622
  3rd & Union Streets
  Wilmington, DE  19805
Trolley Square Branch                                 Leased        2006                9          27,361
  1711 Delaware Avenue
  Wilmington, DE  19806
Fairfax Shopping Center Branch                        Leased        2008               84          62,627
  2005 Concord Pike
  Wilmington, DE  19803
Branmar Plaza Shopping Center Branch                  Leased        2008               13          72,396
  1812 Marsh Road
  Wilmington, DE  19810
Prices Corner Shopping Center Branch                  Leased        2008               21          89,238
  3202 Kirkwood Highway
  Wilmington, DE  19808
Pike Creek Shopping Center Branch                     Leased        2006              144          67,635
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808
University Plaza Shopping Center Branch               Leased        2008               68          43,259
  I-95 & Route 273
  Newark, DE  19712
College Square Shopping Center Branch (3)             Leased        2007              168          73,141
  Route 273 & Liberty Avenue
  Newark, DE  19711
Airport Plaza Shopping Center Branch                  Leased        2013              736          65,283
  144 N. DuPont Hwy.
  New Castle, DE  19720
Stanton Branch                                        Leased        2006               29          14,453
  Inside ShopRite at First State Plaza
  1600 W. Newport Pike
  Wilmington, DE  19804
Glasgow Branch                                        Leased        2008               70          19,970
  Inside Genuardi's at Peoples Plaza
  Routes 40 & 896
  Newark, DE  19804
Middletown Crossing Shopping Center                   Leased        2017            1,257          29,872
  Route 299 and Silver Lake Road
  Middletown, DE 19709
Dover Branch                                          Leased        2010                2          16,968
  Inside Metro Food Market
  Rt 134 & White Oak Road
  Dover, DE  19901

                                                                                 Net Book Value
                                                                                  Of Property
                                                      Owned/     Date Lease       or Leasehold
Location                                              Leased       Expires      Improvements (1)   Deposits
--------                                              ------     ----------     ----------------   ---------
                                                                                        (In Thousands)
                                                                               -----------------------------
    WSFS (continued...):
    --------------------
    West Dover Loan Office                            Leased       2009              7               229
      Greentree Office Center
      160 Greentree Drive
      Suite 105
      Dover, DE  19904
    Blue Bell Loan Office                             Leased       2006              -               N/A
      550 Township Line Road
      Suite 400
      Blue Bell, PA  19422
    Glen Eagle Branch                                 Leased       2008            106             7,098
      Inside Genaurdi's Family Market
      475 Glen Eagle Square
      Glen Mills, PA  19342
    University of Delaware-Trabant
     University Center                                Leased       2008            136             9,054
      17 West Main Street
      Newark, DE  19716
    Brandywine Branch                                 Leased       2009             96            18,882
      Inside Genaurdi's Family Market
      2522 Foulk Road
      Wilmington, DE  19810
    Wal-Mart Branch                                   Leased       2009            236             6,693
      Route 40 & Wilton Boulevard
      New Castle, DE  19720
    Operations Center                                 Owned                        829               N/A
      2400 Philadelphia Pike
      Wilmington, DE  19703
    Longwood Branch                                   Leased       2010            119             6,637
      830 E. Baltimore Pike
      E. Marlborough, PA 19348
    Holly Oak Branch                                  Leased       2010             93            17,612
      Inside Superfresh
      2105 Philadelphia Pike
      Claymont, DE  19703
    Hockessin Branch                                  Leased       2015            652            39,824
      7450 Lancaster Pike
      Wilmington, DE  19707
    Lewes Loan Center                                 Leased       2008            109               407
      Southpointe Professional Center
      1515 Savannah Road, Suite 103
      Lewes Beach, DE  19958
    Fox Run Shopping Center                           Leased       2006          1,113            19,159
      Bear, DE
    Camden Town Center                                Leased       2024          1,186            15,704
      4566 S. Dupont Highway
      Camden, DE  19934
    Rehoboth                                          Leased       2029          1,045            40,232
      Lighthouse Plaza
      Route #1
      Rehoboth, DE  19971
    Loan Operations                                   Leased       2007            107               N/A
     30 Blue Hen Drive, Suite 200
      Newark, DE 19713
    West Dover (4)                                    Owned                      1,321               N/A
    1486 Forest Avenue
    Dover, DE  19904

                                                                                 Net Book Value
                                                                                  Of Property
                                                      Owned/     Date Lease       or Leasehold
Location                                              Leased       Expires      Improvements (1)   Deposits
--------                                              ------     ----------     ----------------   ---------
                                                                                        (In Thousands)
                                                                               -----------------------------
    WSFS (CONTINUED...):
    --------------------
    WSFS Bank Center (5)                              Leased       2019               -               N/A
    500 Delaware Avenue
    Wilmington, DE  19801
    MONTCHANIN CAPITAL MANAGEMENT, INC.               Leased       2010              22               N/A
    ----------------------------------
      1220 Market Street
      Suite 705
      Wilmington, DE  19801
    CYPRESS CAPITAL MANAGEMENT, LLC                   Leased       2010               5               N/A
    -------------------------------
      1220 Market Street
      Suite 704
      Wilmington, DE  19801
    WSFS REIT, INC.                                   Leased       2006               -               N/A
    --------------
      227 East Main Street
      Elkton, MD  21921
    Friess Building (6) (7)                           Owned                       1,872               N/A
      3908 Kennett Pike
      Greenville, DE Property
    Fairfax Building                                  Owned                       6,202               N/A
      2005 Concord Pike
      Wilmington, DE  19801
                                                                                              -----------
                                                                                              $ 1,446,236
                                                                                              ===========

(1) The net book value investment in premise and equipment totaled $22.9 million at December 31, 2005.
(2)  Includes location of executive offices.
(3)  Includes the Company's education and development center.
(4) As of December 31, 2005, this branch was under construction. Construction was completed in February 2006.
(5) New Headquarters Building under construction at December 31, 2005. Lease begins in January 2007. The Company has a minority ownership in this property.
(6)  Property transferred to WSFS Reit, Inc. in 2002.
(7)  Transferred to Real Estate Held for Investment in October 2005.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     There are no material legal proceedings to which the Corporation or WSFS is a party or to which any of its property is subject.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2005 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

     The information contained under the section captioned "Market for Registrant's Common Equity and Related Stockholder Matters" in the 2005 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                             2005          2004            2003           2002           2001
                                         -----------   ------------     -----------    ----------     -----------
                                                        (Dollars in Thousands, Except Per Share Data)
At December 31,
---------------
  Total assets .......................   $ 2,846,752    $ 2,502,956     $ 2,207,077    $ 1,705,000    $ 1,913,920
  Net loans (1) ......................     1,775,294      1,535,467       1,304,877      1,197,032      1,115,372
  Investment securities (2) ..........        56,704         97,485         116,292         21,777         14,194
  Investment in reverse mortgages, net           785           (109)            193          1,131         33,939
  Other investments ..................        46,466         44,477          44,771         93,500        122,889
  Mortgage-backed securities (2) .....       620,323        524,144         530,552        148,238        361,724
  Deposits ...........................     1,446,236      1,234,962         923,333        898,396      1,146,117
  Borrowings (3) .....................     1,127,997      1,002,609       1,031,058        466,006        595,480
  Trust preferred borrowings .........        67,011         51,547          50,000         50,000         50,000
  Stockholders' equity ...............       181,975        196,303         187,992        182,672        100,003
  Number of full-service branches (4)             24             24              23             21             27

For the Year Ended December 31,
-------------------------------
  Interest income ....................   $   136,022    $   104,110     $    89,299    $    94,703    $   101,338
  Interest expense ...................        62,380         37,246          31,301         33,434         46,597
  Noninterest income .................        34,653         31,950          26,166        124,060         21,125
  Noninterest expenses ...............        62,877         55,699          49,417         51,617         47,689
  Income from continuing operations ..        27,856         25,757          21,233         88,018         17,762
  Net income .........................        27,856         25,900          63,022        101,141         17,083
  Earnings per share:
   Basic:
     Income from continuing operations   $      4.10    $      3.60     $      2.73    $      9.69    $      1.85
     Net income ......................          4.10           3.62            8.11          11.13           1.78
   Diluted:
     Income from continuing operations          3.89           3.39            2.58           9.34           1.84
     Net income ......................          3.89           3.41            7.65          10.73           1.77

  Interest rate spread ...............          2.91%          3.07%           3.02%          4.97%          4.64%
  Net interest margin ................          3.13           3.24            3.29           4.93           4.51
  Return on average equity (5) .......         14.78          13.54           10.60          70.69          17.69
  Return on average assets (5) .......          1.05           1.10            1.09           6.22           1.33
  Average equity to average assets (5)          7.10           8.13           10.28           8.79           7.50

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

ITEM 9B. OTHER INFORMATION
--------------------------

     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The Information which appears under the heading "Section 16a Beneficial Ownership Reporting Compliance" and "Proposal 1 - Election of Directors" in the Registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on April 27, 2006 (the "Proxy Statement") is incorporated herein by reference.

     The Corporation has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is posted on the Corporation's website at www.wsfsbank.com.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

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

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

Set  forth  below is  information  as of  December  31,  2005  with  respect  to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                      Equity Compensation Plan Information

                                               (a)                        (b)                            (c)
                                                                                                Number of securities
                                       Number of Securities         Weighted-Average           remaining available for
                                         to be issued upon           exercise price of          future issuance under
                                      exercise of outstanding          outstanding            equity compensation plans
                                            Options and                Options and             (excluding securities
                                       Phantom Stock Awards        Phantom Stock Awards        reflected in column (a)
                                       --------------------        --------------------        -----------------------
Equity compensation plans
  approved by stockholders (1)               745,949                     $ 31.60                        268,193

Equity compensation plans
 not approved by stockholders                    n/a                         n/a                            n/a
                                             -------                     -------                        -------
    TOTAL                                    745,949                     $ 31.60                        268,193
                                             =======                     =======                        =======

(1) Plans approved by stockholders include the 1997 Stock Option Plan, as amended and the 2005 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information which appears under the heading "Business Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     The information called for by this item is incorporated herein by reference to the section entitled "Independent Public Accountants" in the Proxy Statement.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

     1. The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2005, together with the related notes and the independent auditors' report of KPMG LLP, independent registered public accounting firm.

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

10.1               WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary Plan
                   Description is incorporated herein by reference to Exhibit 10.7 of the Registrant's
                   Annual Report on Form 10-K for the year ended December 31, 1994.

10.2               Amended and Restated Wilmington Savings Fund Society, Federal Savings Bank 1997
                   Stock Option Plan is incorporated herein by reference to the Registrant's
                   Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.

10.3               2000 Stock Option and Temporary Severance  Agreement among Wilmington Savings Fund Society,
                   Federal Savings Bank, WSFS  Financial   Corporation   and  Marvin  N.  Schoenhals  on
                   February  24,  2000  is incorporated  herein by reference to Exhibit 10.4 of the
                   Registrant's  Annual Report on Form 10-K for the year ended December 31, 2000.

10.4               Severance Policy among Wilmington Savings Fund Society, Federal Savings Bank and certain
                   Executives dated March 13, 2001, as amended is incorporated herein by reference to
                   Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 2000.

10.5               WSFS Financial Corporation's 2005 Incentive Plan is incorporated herein by reference to appendix A of the Registrant's Definitive Proxy Statement on Schedule 14-A for
                   the 2005 Annual Meeting of Stockholders.

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

                                             WSFS FINANCIAL CORPORATION


Date:  March 15, 2006                        BY:   /s/ Marvin N. Schoenhals
                                                   -----------------------------
                                                   Marvin N. Schoenhals
                                                   Chairman and President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 15, 2006                       BY:   /s/ Marvin N. Schoenhals
                                                   -----------------------------
                                                   Marvin N. Schoenhals
                                                   Chairman and President


Date:   March 15, 2006                       BY:   /s/ Charles G. Cheleden
                                                   -----------------------------
                                                   Charles G. Cheleden
                                                   Vice Chairman and Director


Date:   March 15, 2006                       BY:   /s/ John F. Downey
                                                   -----------------------------
                                                   John F. Downey
                                                   Director


Date:   March 15, 2006                       BY:   /s/ Linda C. Drake
                                                   -----------------------------
                                                   Linda C. Drake
                                                   Director


Date:   March 15, 2006                       BY:   /s/ David E. Hollowell
                                                   -----------------------------
                                                   David E. Hollowell
                                                   Director


Date:   March 15, 2006                       BY:   /s/ Joseph R. Julian
                                                   -----------------------------
                                                   Joseph R. Julian
                                                   Director

Date:   March 15, 2006                       By:   /s/Dennis E. Klima
                                                   -----------------------------
                                                   Dennis E. Klima
                                                   Director


Date:   March 15, 2006                       BY:   /s/ Calvert A. Morgan, Jr.
                                                   -----------------------------
                                                   Calvert A. Morgan, Jr.
                                                   Director


Date:   March 15, 2006                       BY:   /s/ Thomas P. Preston
                                                   -----------------------------
                                                   Thomas P. Preston
                                                   Director


Date:   March 15, 2006                       BY:   /s/ Scott E. Reed
                                                   -----------------------------
                                                   Scott E. Reed
                                                   Director


Date:   March 15, 2006                       BY:   /s/ Claibourne D. Smith
                                                   -----------------------------
                                                   Claibourne D. Smith
                                                   Director


Date:   March 15, 2006                       BY:   /s/ Eugene W. Weaver
                                                   -----------------------------
                                                   Eugene W. Weaver
                                                   Director


Date:   March 15, 2006                       BY:   /s/ R. Ted Weschler
                                                   -----------------------------
                                                   R. Ted Weschler
                                                   Director

Date:   March 15, 2006                       BY:   /s/ Stephen A. Fowle
                                                   -----------------------------
                                                   Stephen A. Fowle
                                                   Executive Vice President and
                                                   Chief Financial Officer


Date:   March 15, 2006                      BY:    /s/ Robert F. Mack
                                                   -----------------------------
                                                   Robert F. Mack
                                                   Senior Vice President and
                                                   Controller