Form 10-Q
period 2006-03-31
WSFS FINANCIAL CORP
filed 2006-05-10
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2006
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  838 Market Street, Wilmington, Delaware               19801
  ---------------------------------------               -----
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer Accelerated filer X Non-accelerated filer


         Indicate by check mark  whether the  registrant is a shell  company (as
defined in Exchange Act Rule 12b-2). YES     NO  X
                                         ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2006:

Common Stock, par value $.01 per share                     6,609,151
--------------------------------------            ------------------------------
         (Title of Class)                            (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                          PART I. Financial Information

                                                                                              Page
                                                                                              ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three Months
           Ended March 31, 2006 and 2005 (Unaudited)......................................     3

           Consolidated Statement of Condition as of March 31, 2006
           (Unaudited) and December 31, 2005..............................................     4

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 2006 and 2005 (Unaudited)............................................     5

           Notes to the Consolidated Financial Statements for the Three
           Months Ended March 31, 2006 and 2005 (Unaudited)...............................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations......................................................    15
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................    23
         ----------------------------------------------------------

Item 4.  Controls and Procedures .........................................................    23
         -----------------------


                           PART II. Other Information


Item 1.  Legal Proceedings................................................................    23
         -----------------

Item 1A. Risk Factors.....................................................................    23
         ------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....................    24
         -----------------------------------------------------------

Item 3.  Defaults upon Senior Securities..................................................    24
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..............................    24
         ---------------------------------------------------

Item 5.  Other Information ...............................................................    24
         -----------------

Item 6.  Exhibits ........................................................................    24
         --------

Signatures ...............................................................................    25

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ......    26

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .......    28


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                          Three months ended March 31,
                                                          ----------------------------
                                                               2006       2005
                                                               ----       ----
                                                                 (Unaudited)
                                                               (In Thousands)
Interest income:
     Interest and fees on loans ..........................    $32,096    $23,157
     Interest on mortgage-backed securities ..............      7,332      5,874
     Interest and dividends on investment securities .....        635        755
     Other interest income ...............................        414        379
                                                              -------    -------
                                                               40,477     30,165
                                                              -------    -------
Interest expense:
     Interest on deposits ................................      8,177      4,087
     Interest on Federal Home Loan Bank advances .........     10,743      6,187
     Interest on trust preferred borrowings ..............      1,017        712
     Interest on other borrowings ........................      1,237      1,066
                                                              -------    -------
                                                               21,174     12,052
                                                              -------    -------
Net interest income ......................................     19,303     18,113
Provision for loan losses ................................        688        579
                                                              -------    -------
Net interest income after provision for loan losses ......     18,615     17,534
                                                              -------    -------

Noninterest income:
     Credit/debit card and ATM income ....................      4,160      3,203
     Deposit service charges .............................      2,577      2,178
     Investment advisory income ..........................        630        608
     Bank owned life insurance income ....................        488        496
     Loan fee income .....................................        421        426
     Mortgage banking activities, net ....................         22        144
     Other income ........................................        740        801
                                                              -------    -------
                                                                9,038      7,856
                                                              -------    -------
Noninterest expenses:
     Salaries, benefits and other compensation ...........      9,192      8,822
     Occupancy expense ...................................      1,300      1,276
     Equipment expense ...................................        982        983
     Data processing and operations expenses .............        857        911
     Marketing expense ...................................        613        525
     Professional fees ...................................        257        553
     Other operating expense .............................      3,041      1,900
                                                              -------    -------
                                                               16,242     14,970
                                                              -------    -------
Income before minority interest and taxes ................     11,411     10,420
Less minority interest ...................................         16         37
                                                              -------    -------
Income before taxes ......................................     11,395     10,383
Income tax provision .....................................      4,054      3,593
                                                              -------    -------
Net income ...............................................    $ 7,341    $ 6,790
                                                              =======    =======

Earnings per share:
   Basic .................................................    $  1.11    $  0.96
   Diluted ...............................................    $  1.06    $  0.90

The accompanying notes are an integral part of these Financial Statements.

                                           WSFS FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENT OF CONDITION

                                                                              March 31,     December 31,
                                                                                 2006           2005
                                                                             -----------    -----------
                                                                                     (Unaudited)
                                                                                   (In Thousands)
Assets
Cash and due from banks ..................................................   $    58,589    $    59,251
Cash in non-owned ATMs ...................................................       159,042        174,527
Interest-bearing deposits in other banks .................................           145            173
                                                                             -----------    -----------
    Total cash and cash equivalents ......................................       217,776        233,951
Investment securities held-to-maturity ...................................         4,632          4,806
Investment securities available-for-sale including reverse mortgages .....        54,062         52,683
Mortgage-backed securities available-for-sale ............................       618,082        608,372
Mortgage-backed securities trading .......................................        12,105         11,951
Loans held-for-sale ......................................................         1,503            436
Loans, net of allowance for loan losses of $26,143 at March 31, 2006
  and $25,381 at December 31, 2005 .......................................     1,877,770      1,774,858
Bank owned life insurance ................................................        54,681         54,193
Stock in Federal Home Loan Bank of Pittsburgh, at cost ...................        46,548         46,293
Assets acquired through foreclosure ......................................            44             59
Premises and equipment ...................................................        25,087         22,904
Accrued interest receivable and other assets .............................        40,571         36,246
                                                                             -----------    -----------

Total assets .............................................................   $ 2,952,861    $ 2,846,752
                                                                             ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ...........................................   $   274,983    $   279,415
    Interest-bearing demand ..............................................       141,972        141,378
    Money market .........................................................       238,003        209,398
    Savings ..............................................................       245,011        251,675
    Time .................................................................       245,943        224,853
    Jumbo certificates of deposit - retail ...............................        97,819         87,212
                                                                             -----------    -----------
      Total retail deposits ..............................................     1,243,731      1,193,931
    Jumbo certificates of deposit - non-retail ...........................        79,122         40,567
    Brokered certificates of deposit .....................................       244,301        211,738
                                                                             -----------    -----------
        Total deposits ...................................................     1,567,154      1,446,236

Federal funds purchased and securities sold under agreements
  to repurchase...........................................................        73,400         83,150
Federal Home Loan Bank advances ..........................................       998,533      1,008,721
Trust preferred borrowings ...............................................        67,011         67,011
Other borrowed funds .....................................................        35,968         36,126
Accrued interest payable and other liabilities ...........................        26,374         23,327
                                                                             -----------    -----------
Total liabilities ........................................................     2,768,440      2,664,571
                                                                             -----------    -----------

Minority Interest ........................................................            72            206

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ...............................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,458,220 at March 31, 2006 and 15,435,630 at December 31, 2005 .....           155            154
Capital in excess of par value ...........................................        76,001         74,673
Accumulated other comprehensive loss .....................................       (15,037)        (9,968)
Retained earnings ........................................................       325,944        319,065
Treasury stock at cost, 8,852,069 shares at March 31, 2006 and 8,839,569
    shares at December 31, 2005 ..........................................      (202,714)      (201,949)
                                                                             -----------    -----------
Total stockholders' equity ...............................................       184,349        181,975
                                                                             -----------    -----------
Total liabilities, minority interest and stockholders' equity ............   $ 2,952,861    $ 2,846,752
                                                                             ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Three months ended March 31,
                                                                                   ----------------------------
                                                                                        2006           2005
                                                                                    -----------    -----------
                                                                                            (Unaudited)
                                                                                          (In Thousands)
Operating activities:
Net income ......................................................................   $     7,341    $     6,790
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ...................................................           688            579
    Depreciation, accretion and amortization ....................................           781          1,208
    Increase in accrued interest receivable and other assets ....................          (707)          (485)
    Origination of loans held-for-sale ..........................................        (4,019)       (12,036)
    Proceeds from sales of loans held-for-sale ..................................         2,682         12,565
    Gain on mortgage banking activity ...........................................           (22)          (144)
    Stock-based compensation expense (net of tax benefit recognized) ............           286              -
    Excess tax benefits from share-based payment arrangements ...................          (215)             -
    Minority interest net income ................................................            16             37
    Increase in accrued interest payable and other liabilities ..................         3,047          1,912
    Loss (gain) on sale of assets acquired through foreclosure ..................             1             (3)
    Increase in value of bank-owned life insurance ..............................          (488)          (496)
    Increase in capitalized interest, net .......................................          (311)           (67)
                                                                                    -----------    -----------
Net cash provided by operating activities .......................................         9,080          9,860
                                                                                    -----------    -----------

Investing activities:
Maturities of investment securities .............................................           180             30
Sale of investment securities available-for-sale ................................        11,000              -
Purchase of investments available-for-sale ......................................       (11,991)             -
Repayments of mortgage-backed securities held-to-maturity .......................             -              1
Repayments of mortgage-backed securities available-for-sale .....................        26,773         25,843
Purchases of mortgage-backed securities available-for-sale ......................       (44,793)       (87,022)
Repayments of reverse mortgages .................................................           125            110
Disbursements for reverse mortgages .............................................          (207)          (100)
Purchase of Cypress Capital Management LLC ......................................          (466)          (452)
Sale of loans ...................................................................           183              -
Purchase of loans ...............................................................        (3,305)        (1,742)
Net increase in loans ...........................................................      (100,002)       (71,824)
Net (decrease) increase in stock of Federal Home Loan Bank of Pittsburgh ........          (255)            83
Sales of assets acquired through foreclosure, net ...............................            14             98
Investment in partnership .......................................................            23              -
Investment in premise and equipment, net ........................................        (2,938)          (545)
                                                                                    -----------    -----------
Net cash used for investing activities ..........................................      (125,659)      (135,520)
                                                                                    -----------    -----------

Financing activities:
Net increase in demand and savings deposits .....................................        17,945         42,060
Net increase in time deposits ...................................................       102,563         19,558
Net increase in federal funds purchased .........................................             -         30,000
Net decrease in securities sold under agreement to repurchase ...................        (9,750)          (190)
Receipts from FHLB advances .....................................................     2,224,375      1,762,900
Repayments of FHLB advances .....................................................    (2,234,563)    (1,731,959)
Dividends paid on common stock ..................................................          (462)          (424)
Issuance of common stock and exercise of employee stock options .................           996          1,740
Excess tax benefits from share-based payment arrangements .......................           215              -
Purchase of treasury stock, net of reissuance ...................................          (765)        (8,409)
Decrease in minority interest ...................................................          (150)           (63)
                                                                                    -----------    -----------
Net cash provided by financing activities .......................................       100,404        115,213
                                                                                    -----------    -----------

Decrease in cash and cash equivalents ...........................................       (16,175)       (10,447)
Cash and cash equivalents at beginning of period ................................       233,951        193,009
                                                                                    -----------    -----------
Cash and cash equivalents at end of period ......................................   $   217,776    $   182,562
                                                                                    ===========    ===========

                            (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                                                   Three months ended March 31,
                                                                                   ----------------------------
                                                                                         2006          2005
                                                                                    -----------    -----------
                                                                                           (Unaudited)
                                                                                          (In Thousands)
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid in interest during the period..........................................   $    18,946    $     9,952
Cash paid for income taxes, net..................................................         1,200          1,088
Loans transferred to assets acquired through foreclosure ........................             -            303
Net change in other comprehensive income ........................................        (5,069)        (4,983)
Transfer of loans held-for-sale to loans.........................................           281            333

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The consolidated Financial Statements include the accounts of the parent company (WSFS Financial Corporation), Wilmington Savings Fund Society, FSB (Bank or WSFS) and Montchanin Capital Management, Inc. (Montchanin) and its non-wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). WSFS Financial Corporation (Company or Corporation) also has one unconsolidated affiliate, WSFS Capital Trust III (the Trust). WSFS was founded in 1832 and is one of the oldest financial institutions in the country. WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation
(FDIC). WSFS serves customers from its main office, 25 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Montchanin was formed in 2003 to provide asset management products and services in the Bank's primary market area. In January 2005, Montchanin acquired an 80% interest in Cypress. Cypress is a Wilmington based investment advisory firm servicing high net-worth individuals and institutions. In January 2006, Montchanin increased its ownership in Cypress to 90%. The Trust was formed in 2005 to issue Pooled Floating Rate Capital Securities. The Trust invested all of the proceeds from the issuance of the Pooled Floating Rate Capital Securities in Junior Subordinated Debentures of the Corporation.

         Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), WSFS Investment Group, Inc. and WSFS Reit, Inc. WSFS Investment Group, Inc. markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through WSFS' retail banking system. The investment activity is processed through the Bank while the insurance products are processed through WSFS Investment Group, Inc. WSFS Reit, Inc. is a real estate investment trust formed to hold qualifying real estate assets and may be used to raise capital in the future.

         The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report of Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Accounting for Stock Option Grants

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised
2004), Share-Based Payment (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an Associate is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Corporation adopted SFAS 123R effective beginning January 1, 2006 using the Modified Prospective Application Method. This method relates to current and future periods and does not require the restatement of prior periods. The impact of adopting SFAS 123R for the three months ended March 31, 2006, was an increase of $333,000 (pre-tax) or $0.04 (after-tax) per share, to salaries, benefits and other compensation.

         The Corporation has stock options outstanding under two stock option plans (collectively, "Option Plans") for officers, directors and Associates of the Corporation and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan ("1997 Plan"), was replaced by the 2005 Incentive Plan ("2005 Plan"). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 400,000. At March 31, 2006, there were 232,941 shares available for future grants under the 2005 Plan.

         The Option Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonincentive stock options (collectively, "Stock Options"). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of the Corporation's common stock on the date of the grant. All Stock Options granted during 2006 vest between 20% and 25% per annum increments, start to become exercisable one year from the grant date and expire between five and ten years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Option Plans.

         A summary of the status of the Corporation's Option Plans and changes during the quarter then ended is presented below:

                                           March 2006                         March 2005
                                    ---------------------------       -------------------------
                                                  Weighted-                          Weighted-
                                                   Average                           Average
                                      Shares   Exercise Price             Shares   Exercise Price
                                      ------   --------------             ------   --------------
Stock Options:
Outstanding at beginning of period   745,949      $  31.60               873,360     $  23.48
Granted                                5,228         62.89                 4,597        58.58
Exercised                            (17,890)        24.05               (61,720)       16.02
Forfeited                               (776)        39.83                     -            -
                                     -------                             -------
Outstanding at end of period         732,511         32.00               816,237        24.24

Exercisable at end of period         423,054         20.43               474,150        16.89

Weighted-average fair value
 of awards granted                  $  15.33                            $  14.08


     Beginning January 1, 2006, 434,144 stock options were exercisable. During the first quarter of 2006, 6,800 options vested with an intrinsic value of $261,000, a fair value of $6.31 per option. Also during the quarter, 17,890 options were exercised with an intrinsic value of $694,000. There were 423,054 exercisable options remaining at March 31, 2006, with an intrinsic value of $17.8 million and a remaining contractual term of 5.2 years. At March 31, 2006 there were 732,511 stock options outstanding with an intrinsic value of $22.5 million and a remaining contractual term of 5.7 years. During the first quarter of 2005, 61,720 options were exercised with an intrinsic value of $2.5 million and 36,374 options vested with a fair value of $4.77 per option.

     The total amount of compensation cost related to nonvested stock options as of March 31, 2006 is $2.3 million. The weighted-average period over which it is expected to be recognized is 1.3 years. The Corporation issues new shares upon the exercise of options.

     The Black-Scholes option-pricing model was used to determine the grant-date fair-value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 4.7% in 2006; expected option life of between three and three-quarter and six and one-half years for all awards; and expected stock price volatility of 21.9% in 2006. For the purposes of this option-pricing model 0.4% was used as the expected dividend yield. Prior to adoption of SFAS 123R the Corporation used a graded-vesting schedule to calculate the expense related to stock options. Upon adoption of SFAS 123R the Corporation has switched to a straight-line schedule to calculate the expense related to stock options.

     The Black-Scholes and other option-pricing models assume that options are freely tradable and immediately vested. Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by the Company, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

     Prior to adoption of SFAS 123R, SFAS No. 123, Accounting for Stock-Based Compensation, encouraged, but did not require, the adoption of fair-value accounting for stock-based compensation to Associates. The Company, as permitted in 2005, had elected not to adopt the fair value accounting provisions of SFAS 123, and has instead continued to apply Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and Related Interpretations, and related interpretations in accounting for the Stock Plans and to provide the required pro forma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Corporation would have recognized pretax compensation expense of $250,000 for the three months ended March 31, 2005 related to its Option Plans.

         For comparative purposes, the following table illustrates the effect on net income and earnings per share, for the three months ended March 31 2005, had the Company applied the fair value recognition provision of the SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Net income, as reported......................................................                $ 6,790
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects............................................................                    212
                                                                                             -------
Pro forma net income.........................................................                $ 6,578
                                                                                             =======

Earnings per share:
Basic:
-----
Net income ..................................................................                $  0.96
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects............................................................                   0.03
                                                                                             -------
Pro forma net income  .......................................................                $  0.93
                                                                                             =======

Diluted:
-------
Net income, as reported......................................................                $  0.90
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects............................................................                   0.02
                                                                                             -------
Pro forma net income ........................................................                $  0.88
                                                                                             =======



2.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        For the three months ended March 31,
                                                                                        ------------------------------------
                                                                                             2006                 2005
                                                                                             ----                 ----
                                                                                      (In Thousands, Except Per Share Data)
Numerator:
---------
    Net income ..............................................................               $7,341               $6,790
                                                                                            ======               ======

Denominator:
-----------
    Denominator for basic earnings per share - weighted average shares.......                6,601                7,090
    Effect of dilutive employee stock options ...............................                  304                  419
                                                                                             -----                -----
    Denominator for diluted earnings per share - adjusted weighted average
      shares and assumed exercise ...........................................                6,905                7,509
                                                                                             =====                =====

Basic earnings per share ....................................................               $ 1.11               $ 0.96
                                                                                            ======               ======

Diluted earnings per share ..................................................               $ 1.06               $ 0.90
                                                                                            ======               ======

Outstanding common stock equivalents having no dilutive effect...............                  100                   75

3.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         The Corporation has an interest-rate cap with a notional amount of $50.0 million, which limits three-month London InterBank Offered Rate (LIBOR) to 6.00% for the ten years ending December 1, 2008. Until December 31, 2003, the cap qualified as a hedge of the cash flows on $50.0 million in trust preferred floating rate debt. The change in the fair value of the cap during the hedging relationship, was captured in accumulated other comprehensive income. The remaining amount recorded in accumulated other comprehensive income from December 31, 2003 will be reclassified into interest expense when each of the quarterly interest payments is made on the trust preferred debt. During the first quarter of 2006, the Company recognized a non-cash pre-tax charge of $26,000 in interest expense for the amortization of the remaining balance in accumulated other comprehensive income.

         The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at March 31, 2006 was $162,000. The cap is considered a free standing derivative and all changes in the fair value of the cap are recorded in the Statement of Operations.


         The following depicts the change in fair market value of the Company's derivatives for the periods indicated:


                                      2006                                 2005
                        --------------------------------    ---------------------------------
                            At                    At           At                      At
                        January 1,   Change    March 31,    January 1,    Change    March 31,
                        ----------   ------    ---------    ----------    ------    ---------
                                                  (In Thousands)

Interest Rate Cap.......  $125        $ 37       $162         $ 322       $ (177)     $ 145

4.       COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

                                                            For the three months
                                                               ended March 31,
                                                               ---------------
                                                               (In Thousands)
                                                             2006           2005
                                                             ----           ----
Net income .........................................       $ 7,341        $ 6,790

Other Comprehensive Income:

Unrealized holding losses on securities
     available-for-sale arising during the period...        (8,203)        (8,153)
Tax benefit ........................................         3,117          3,098
                                                           -------        -------
Net of tax amount ..................................        (5,086)        (5,055)

Unrealized holding gains arising during the
     period on derivatives .........................            26            111
Tax expense ........................................            (9)           (39)
                                                           -------        -------
Net of tax amount ..................................            17             72

Total comprehensive income .........................       $ 2,272        $ 1,807
                                                           =======        =======

5.       TAXES ON INCOME

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

         In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123R-3, Transition Election for the Tax Effects of Share-Based Payment Awards. This FSP provides a simplified method to calculate the Company's hypothetical additional paid-in capital (APIC) pool for the beginning balance of excess benefits and the method of determining the subsequent pool of option awards that are outstanding and fully or partially vested upon adoption of SFAS 123R. This FSP allows companies up to one year from the later of the adoption date of SFAS 123R or November 10, 2006 to evaluate the available transition alternatives and make a one-time election. The Corporation has elected to use the simplified method of accounting for the tax effect of share-based payment awards.

6.       SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation has two operating segments at March 31, 2006: WSFS and CashConnect, the ATM division of WSFS.

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

         Reportable segments are business units that are managed separately and offer different services to distinct customer bases. The Corporation evaluates performance based on pre-tax ordinary income relative to resources used, and allocates resources based on these results. Segment information for the three months ended March 31, 2006 and 2005 follows:

                                                                For the Three Months Ended March 31,
                                            ---------------------------------------------------------------------------
                                                            2006                                  2005
                                            ------------------------------------   ------------------------------------
                                                                          (In Thousands)
                                                Bank    CashConnect      Total         Bank    CashConnect      Total
                                                ----    -----------      -----         ----    -----------      -----
External customer revenues:
     Interest income                        $   40,477   $        -   $   40,477   $   30,165   $        -   $   30,165
     Noninterest income                          5,580        3,458        9,038        5,180        2,676        7,856
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total external customer revenues                46,057        3,458       49,515       35,345        2,676       38,021
                                            ----------   ----------   ----------   ----------   ----------   ----------

Inter-segment revenues:
     Interest income                             1,708            -        1,708          808            -          808
     Noninterest income                            230          179          409          180          155          335
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total inter-segment revenues                     1,938          179        2,117          988          155        1,143
                                            ----------   ----------   ----------   ----------   ----------   ----------

Total revenue                                   47,995        3,637       51,632       36,333        2,831       39,164
                                            ----------   ----------   ----------   ----------   ----------   ----------

External customer expenses:
     Interest expense                           21,174            -       21,174       12,052            -       12,052
     Noninterest expenses                       15,329          913       16,242       14,390          580       14,970
     Provision for loan loss                       688            -          688          579            -          579
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total external customer expenses                37,191          913       38,104       27,021          580       27,601
                                            ----------   ----------   ----------   ----------   ----------   ----------

Inter-segment expenses:
     Interest expense                                -        1,708        1,708            -          808          808
     Noninterest expenses                          179          230          409          155          180          335
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total inter-segment expenses                       179        1,938        2,117          155          988        1,143
                                            ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                                  37,370        2,851       40,221       27,176        1,568       28,744
                                            ----------   ----------   ----------   ----------   ----------   ----------

Income before minority interest and taxes   $   10,625   $      786   $   11,411   $    9,157   $    1,263       10,420

Less minority interest                                                        16                                     37
Income tax provision                                                       4,054                                  3,593
                                                                      ----------                             ----------
Consolidated net income                                               $    7,341                             $    6,790
                                                                      ==========                             ==========

Cash and cash equivalents                   $   58,734   $  159,042   $  217,776   $   52,874   $  129,688   $  182,562
Other segment assets                         2,723,554       11,531    2,735,085    2,435,084        4,431    2,439,515
                                            ----------   ----------   ----------   ==========   ==========   ==========

Total  segment assets                       $2,782,288   $  170,573   $2,952,861   $2,487,958   $  134,119   $2,622,077
                                            ==========   ==========   ==========   ==========   ==========   ==========

Capital expenditures                        $   18,614   $       60   $   18,674   $      273   $      266   $      539

7.   INDEMNIFICATIONS AND GUARANTEES

         Secondary Market Loan Sales. The Company generally does not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. The Company typically sells fixed-rate, conforming first mortgage loans to the Federal Home Loan Mortgage Corporation as part of its ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market. Gains and losses on sales of loans are recognized at the time of the sale.

         As is customary in such sales, WSFS provides indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by WSFS. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During the first quarter of 2006, the Company made no repurchases of any loans sold in the secondary market.

         Swap Guarantees. The Company entered into agreements with unrelated financial institutions, whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by the Company. By the terms of the agreement, those financial institutions have recourse to the Company for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions, such as WSFS, to provide access to interest rate swap transactions for its customers without WSFS creating the swap itself.

         At March 31, 2006 and December 31, 2005, there were eighteen variable-rate to fixed-rate swap transactions between the third party financial institutions and customers of WSFS with an initial notional amount aggregating approximately $57.9 million, and with maturities ranging from approximately one to ten years. The aggregate market value of these swaps to the customers was an asset of $771,100 at March 31, 2006 and $98,600 at December 31, 2005. The amount of liability recorded by the Company for these guarantees that were in a paying position at March 31, 2006 and December 31, 2005 was $5,000 and $8,000, respectively. This amount represented the fair value of the guarantee to perform under the terms of the swap agreements.

8.   ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

         The Corporation shares certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for the Corporation.

         The Corporation accounts for its obligations under the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 106 requires that the costs of these benefits be recognized over an Associate's active working career. Disclosures are in accordance with SFAS No. 132 (Revised), Employer's Disclosure About Pensions and Other Postretirement Benefits (SFAS 132R) that standardized the applicable disclosure requirements.

         In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The act expanded Medicare to include, for the first time, coverage for prescription drugs beginning in 2006. The Corporation determined that its prescription drug benefits under its postretirement benefit plan is actuarially equivalent to Medicare Part D and thereby qualifies for subsidy under the Act.

         Based on an actuarial analysis performed during the first quarter of 2006, the Corporation anticipates that its future benefit payments will be lower due to the subsidy. The reduction to the total accumulated postretirement benefit obligation (APBO) at January 1, 2006 was $559,000. Recognition of this subsidy is also expected to reduce 2006 net periodic benefit costs by approximately $74,000, or approximately $18,500 each quarter.

         The following disclosures of the net periodic benefit cost components of post-retirement benefits are in accordance with SFAS 132R and were measured at January 1, 2006:

                                                Three months ended March 31,
                                                ----------------------------
                                                  2006              2005
                                                  ----              ----

Service cost .............................         $27               $27
Interest cost ............................          23                30
Amortization of transition obligation ....          15                15
Net loss recognition .....................           -                 4
                                                   ---               ---
      Net periodic benefit cost...........         $65               $76
                                                   ===               ===

Supplemental Pension Plan

         The Corporation provided a nonqualified plan that gives credit for 25 years of service based on the qualified plan formula. This plan is currently being provided to two retired executives of the Corporation. The plan is no longer being provided to Associates of the Corporation. Unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is recognized immediately as a component of net periodic benefit cost.

         The following disclosures of the net periodic benefit cost components of a supplemental pension plan are in accordance with SFAS 132R and were measured at January 1, 2006:

                                               Three months ended March 31,
                                               ----------------------------
                                                  2006              2005
                                                  ----              ----

Interest  cost ...........................         $11               $11
Net loss recognition .....................          14                 6
                                                   ---               ---
      Net periodic benefit cost...........         $25               $17
                                                   ===               ===

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

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit, cash management and wealth management services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. WSFS serves customers from its main office and 25 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Wealth Management services includes WSFS Investment Group, Inc., Montchanin Capital Management, Inc. (Montchanin) and a new investment management and trust services group.

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

         Montchanin has one consolidated non-wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). Cypress, a 90% owned subsidiary, is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. Cypress has more than $465 million in assets under management at March 31, 2006.

         WSFS Credit Corporation (WCC), a consolidated subsidiary of the Bank, which was engaged primarily in indirect motor vehicle leasing, discontinued operations in 2000. WCC no longer accepts new applications but continues to service an immaterial amount of existing loans until their maturities.


FORWARD-LOOKING STATEMENTS

         Within this report and financial statements, management has included certain "forward-looking statements" concerning the future operations of the Corporation. Statements contained in this report which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements" contained in our financial statements. Management has used "forward-looking statements" to describe the future plans and strategies including expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general, and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. WSFS Financial Corporation does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these Financial Statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, contingencies (including indemnifications), and deferred taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


Contingencies (Including Indemnifications)

         In the ordinary course of business, the Corporation, the Bank and its subsidiaries are subject to legal actions, which involve claims for monetary relief. Based upon information presently available to the Corporation and its counsel, it is the Corporation's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations.

         The Corporation maintains a loss contingency for standby letters of credit and charges losses to this reserve when such losses are realized. The determination of the loss contingency for standby letters of credit requires significant judgement reflecting management's best estimate of probable losses related to standby letters of credit. The balance in this reserve at March 31, 2006 was $542,000.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

         Total assets increased $106.1 million during the three months ended March 31, 2006. During the first three months of 2006, net loans grew $102.9 million to $1.9 billion reflecting the continued strong growth in commercial and commercial real estate loans, which amounted to $76.0 million. Residential and consumer loans grew by $17.1 million and $10.6 million, respectively. In addition, mortgage-backed securities (MBS) increased by $9.9 million during the first three months of 2006. Other assets and accrued interest receivable increased $4.4 million. These increases were partially offset by decreases of $16.2 million in cash and cash equivalents.

         Total liabilities increased $103.9 million between December 31, 2005 and March 31, 2006, to $2.8 billion, mainly due to a $120.9 million increase in deposits. This included increases of $49.8 million in retail deposits, $38.5 million in non-retail certificates of deposit (primarily municipal deposits) and $32.6 million in brokered certificates of deposit. The incremental increases in non-retail certificates of deposit and brokered certificates of deposit were used to fund the strong loan growth during the quarter. These increases were partially offset by a $10.2 million decrease in Federal Home Loan Bank (FHLB) advances and a decrease of $9.8 million in Federal Funds purchased and securities sold under agreement to repurchase.

Capital Resources

         Stockholders' equity increased $2.4 million between December 31, 2005 and March 31, 2006. This increase was mainly due to net income of $7.3 million and an increase of $5.2 million from the issuance of common stock and the exercise of employee stock options. These increases were partially offset by other comprehensive loss, which increased $5.1 million during the first three months of 2006 due, in part, to a decline in the fair value of securities available-for-sale. In addition, the Corporation purchased 12,500 shares of its common stock for $765,000 ($61.22 per share average). Finally, the Corporation declared cash dividends totaling $462,000 during the three months ended March 31, 2006.

         Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of March 31, 2006 (dollars in thousands):

                                                                                                    To be Well-Capitalized
                                                   Consolidated                For Capital          Under Prompt Corrective
                                                   Bank Capital             Adequacy Purposes          Action Provisions
                                                   ------------             ------------------         -----------------
                                                                % of                       % of                      % of
                                               Amount         Assets         Amount      Assets        Amount      Assets
                                               ------         ------         ------      ------        ------      ------
Total Capital
  (to Risk-Weighted Assets) ........         $272,608          13.18%      $165,461        8.00%     $206,826      10.00%
Core Capital (to Adjusted
  Total Assets).....................          251,964          12.18        118,499        4.00       148,124       5.00
Tangible Capital (to Tangible
  Assets) ..........................          251,964           8.51         44,437        1.50           N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          251,964           8.51         82,730        4.00       124,096       6.00

         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 2006 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

Liquidity

         The Company manages its liquidity risk and funding needs through its treasury function and through its Asset/Liability Committee. The Company has a policy that separately addresses liquidity, and management monitors the Company's adherence to policy limits. One measure of the Company's liquidity is the ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year, which was 6.5% at March 31, 2006, compared with 7.4% at December 31, 2005. Both of these ratios were well in excess of the policy minimum. Also, liquidity risk management is a primary area of examination by the OTS. The Company complies with guidance promulgated under Thrift Bulletin 77 that requires thrift institutions to maintain adequate liquidity to assure safe and sound operations.

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

         During the three months ended March 31, 2006, net loan growth resulted in the use of $103.1 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. While the Company's loan to deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings, primarily through the Federal Home Loan Bank of Pittsburgh.

         Additionally, during the three months ended March 31, 2006, $9.1 million in cash was provided by operating activities, while $17.9 million in cash was provided through the net increase in demand and savings deposits and $102.6 million in cash through the net increase in time deposits. For the period, cash and cash equivalents decreased $16.2 million to $217.8 million.

NONPERFORMING ASSETS

         The following table sets forth the Corporation's nonperforming assets and past due loans at the dates indicated. Nonperforming assets include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                         March 31,         December 31,
                                                           2006                2005
                                                          ------              ------
                                                                (In Thousands)
Nonaccruing loans:
     Commercial .......................................   $  868              $  925
     Consumer .........................................      103                 155
     Commercial mortgage ..............................      419                 727
     Residential mortgage .............................    1,465               1,567
     Construction .....................................       36                  36
                                                          ------              ------

Total nonaccruing loans ...............................    2,891               3,410
Assets acquired through foreclosure ...................       44                  59
                                                          ------              ------
Total nonperforming assets ............................   $2,935              $3,469
                                                          ======              ======

Past due loans:
     Residential mortgages ............................   $  247              $  327
     Commercial and commercial mortgages ..............        -                   -
     Consumer .........................................       30                  59
                                                          ------              ------
Total past due loans ..................................   $  277              $  386
                                                          ======              ======

Ratios:
     Nonaccruing loans to total loans (1) .............     0.15%               0.19%
     Allowance for loan losses to gross loans (1)......     1.37%               1.41%
     Nonperforming assets to total assets .............     0.10%               0.12%
     Loan loss allowance to nonaccruing loans (2)......      863%                709%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) .......................      850%                697%

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

         Nonperforming assets decreased $534,000 between March 31, 2006 and December 31, 2005. The decrease in commercial, consumer, commercial and residential mortgage resulted from collections, charge-offs, and accrual transfers of various loans exceeding non-accrual additions. Construction remained unchanged. Assets acquired through foreclosure decreased $15,000 as a result of a write-down to a residential property. An analysis of the change in the balance of non-performing assets is presented below.

                                                          For the Three
                                                           Months Ended        For the Year Ended
                                                          March 31, 2006        December 31, 2005
                                                          --------------        -----------------
                                                                    (In Thousands)
Beginning balance..................................           $3,469                $4,613
     Additions ....................................              566                 5,062
     Collections...................................             (884)               (4,467)
     Transfers to accrual/restructured status......             (113)                 (398)
     Charge-offs / write-downs, net................             (103)               (1,341)
                                                              ------                ------
Ending balance.....................................           $2,935                $3,469
                                                              ======                ======

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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to ensure a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At March 31, 2006, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $1.3 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 100% at March 31, 2006 compared to 99% at December 31, 2005. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 0.04% at March 31, 2006 from -0.57% at December 31, 2005. The change in sensitivity since December 31, 2005 is the result of the current interest rate environment and the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows of discontinued operations as well as the interest rate-sensitive funding for these assets.

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact on the net portfolio value ratio of an immediate change in interest rates in 100 basis point increments. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at March 31, 2006 and 2005, calculated in compliance with Thrift Bulletin No. 13a:

                                                      At March 31,
                             --------------------------------------------------------------------
                                          2006                                2005
                             -------------------------------    ---------------------------------
              Change in       % Change in                        % Change in
            Interest Rate     Net Interest   Net Portfolio       Net Interest     Net Portfolio
           (Basis Points)      Margin (1)    Value Ratio (2)       Margin (1)     Value Ratio (2)
           --------------      ----------    ---------------       ----------     ---------------
                 +300              -1%             7.12%               1%             8.30%
                 +200               0%             7.77%               1%             8.70%
                 +100               0%             8.38%               1%             8.98%
                    0               0%             8.90%               0%             9.17%
                 -100              -1%             9.35%              -2%             9.17%
                 -200              -3%             9.40%              -7%             9.02%
                 -300              -7%             9.28%             -14%             9.04%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.



COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Results of Operations

         The Corporation recorded net income of $7.3 million or $1.06 per diluted share for the first quarter of 2006. This compares to $6.8 million or $0.90 per diluted share for the same quarter last year.

Net Interest Income

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                             Three Months Ended March 31,
                                                      ---------------------------------------------------------------------------
                                                                        2006                                  2005
                                                      -----------------------------------      ----------------------------------
                                                      Average                    Yield/        Average                   Yield/
                                                      Balance        Interest    Rate (1)      Balance      Interest     Rate (1)
                                                      -------        --------    --------      -------      --------     --------
                                                                                (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans .............   $   605,189       $  11,760      7.77%      $550,790      $  8,584      6.23%
     Residential real estate loans ............       466,329           6,279      5.39        437,109         5,580      5.11
     Commercial loans .........................       525,339           9,645      7.55        385,439         5,489      5.98
     Consumer loans ...........................       250,856           4,406      7.12        212,762         3,469      6.61
                                                  -----------        --------              -----------      --------
       Total loans ............................     1,847,713          32,090      7.01      1,586,100        23,122      5.90
Mortgage-backed securities (4) ................       623,551           7,332      4.70        542,965         5,874      4.33
Loans held-for-sale (3) .......................           594               6      4.04          2,510            35      5.58
Investment securities (4) .....................        58,060             635      4.37         97,194           755      3.11
Other interest-earning assets .................        48,690             414      3.45         45,950           379      3.30
                                                  -----------        --------              -----------      --------
     Total interest-earning assets ............     2,578,608          40,477      6.32      2,274,719        30,165      5.35
                                                                     --------                               --------
Allowance for loan losses .....................       (25,515)                                 (24,377)
Cash and due from banks .......................        51,364                                   54,011
Cash in non-owned ATMs ........................       144,436                                  123,306
Bank owned life insurance .....................        54,365                                   52,367
Other noninterest-earning assets ..............        59,986                                   54,310
                                                  -----------                              -----------
     Total assets .............................   $ 2,863,244                              $ 2,534,336
                                                  ===========                              ===========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest-bearing demand ..................   $   123,805             140      0.46%   $    99,596      $     59      0.24%
     Money market .............................       226,229           1,714      3.07        141,107           590      1.70
     Savings ..................................       247,152             511      0.84        285,462           271      0.39
     Retail time deposits .....................       322,184           2,688      3.38        286,722         1,851      2.62
                                                  -----------        --------              -----------      --------
       Total interest-bearing retail deposits .       919,370           5,053      2.23        812,887         2,771      1.38
Jumbo certificates of deposits ................        60,081             663      4.48         45,250           294      2.63
Brokered certificates of deposit ..............       226,022           2,461      4.42        156,471         1,022      2.65
                                                  -----------        --------              -----------      --------
       Total interest-bearing deposits.........     1,205,473           8,177      2.75      1,014,608         4,087      1.63
FHLB of Pittsburgh advances ...................     1,003,350          10,743      4.28        819,476         6,187      3.02
Trust preferred borrowings ....................        67,011           1,017      6.07         51,547           712      5.53
Other borrowed funds ..........................       121,822           1,237      4.06        194,210         1,066      2.20
                                                  -----------        --------              -----------      --------
     Total interest-bearing liabilities .......     2,397,656          21,174      3.53      2,079,841        12,052      2.32
                                                                     --------                               --------
Noninterest-bearing demand deposits ...........       257,963                                  239,590
Other noninterest-bearing liabilities .........        21,022                                   15,861
Minority interest .............................           154                                      224
Stockholders' equity ..........................       186,449                                  198,820
                                                  -----------                              -----------
Total liabilities and stockholders' equity ....   $ 2,863,244                              $ 2,534,336
                                                  ===========                              ===========
Excess of interest-earning assets
     over interest-bearing liabilities ........   $   180,952                              $   194,878
                                                  ===========                              ===========
Net interest and dividend income ..............                     $  19,303                               $ 18,113
                                                                    =========                               ========

Interest rate spread ..........................                                    2.79%                                  3.03%
                                                                                   ====                                   ====
Net interest margin ...........................                                    3.04%                                  3.23%
                                                                                   ====                                   ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming  loans are  included  in average  balance  computations.
(3)  Balances are  reflected  net of unearned  income.
(4)  Includes securities available-for-sale.

         Net interest income for the first quarter of 2006 was $19.3 million compared to $18.1 million for the same quarter in 2005. Higher loan and higher mortgage backed securities (MBS) volumes drove much of this increase. The yield on earning assets was also higher in the first quarter of 2006 compared to the first quarter of 2005. The yield on loans increased 1.11% from 5.90% in the first quarter of 2005 to 7.01% in the first quarter of 2006; while the yield on mortgage backed securities increased 0.37% for the same period. The increases in the yields were due to the higher overall level of market interest rates as the Federal Reserve continued raising short term interest rates through 2005 and into 2006. The net interest margin for the first quarter of 2006 was 3.04%, down ..19% from March 31, 2005. Rates on interest bearing liabilities rose 1.21% to 3.53% from 2.32% at March 31, 2005.

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

         The formula allowances for commercial and commercial real estate loans are calculated by applying loss factors to outstanding loans in each case based on the internal risk grade of loans. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors by risk grade have a basis in WSFS' historical loss experience for such loans and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. See discussion of historical loss adjustment factors below.

         Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs for ten years. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information and historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions, including those listed below.

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

         WSFS' loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such losses. The Company also gives consideration to the results of these regulatory agency examinations. The provision for loan losses increased from $579,000 for the first three months of 2005 to $688,000 for the first three months of 2006, primarily the result of more than $100 million in loan growth during the most recent quarter, despite continued positive trends in asset quality.

         The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

         The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                        Three months ended March 31,
                                                        ----------------------------
                                                           2006             2005
                                                           ----             ----
                                                          (Dollars in Thousands)
Beginning balance ...............................       $ 25,381         $ 24,222
Provision for loan losses .......................            688              579

Charge-offs:
     Residential real estate ....................             58               36
     Commercial real estate (1) .................              -                -
     Commercial .................................             30               66
     Consumer ...................................             81              158
                                                        --------         --------
        Total charge-offs .......................            169              260
                                                        --------         --------
Recoveries:
     Residential real estate ....................              3               56
     Commercial real estate (1) .................            147                -
     Commercial .................................             49                9
     Consumer ...................................             44               41
                                                        --------         --------
        Total recoveries ........................            243              106
                                                        --------         --------

Net charge-offs .................................            (74)             154
                                                        --------         --------
Ending balance ..................................       $ 26,143         $ 24,647
                                                        ========         ========
Net charge-offs to average gross loans
  outstanding, net of unearned income (2)........          (0.02)%           0.04%
                                                        ========         ========

(1)  Includes commercial mortgage and construction loans.
(2)  Ratios for the three months ended March 31, 2006 and 2005 are annualized.

Noninterest Income

         Noninterest income for the quarter ended March 31, 2006 was $9.0 million compared to $7.9 million for the first quarter of 2005, a 15% increase. The increase over the first quarter of the prior year was mainly attributable to increases of $957,000 in card and ATM income as a result of underlying growth in volumes combined with $399,000 in increased deposit services charges. Mortgage banking activities declined $122,000 as fewer loans sold during the first quarter of 2006 resulted in lower mortgage servicing rights being recognized by the Corporation.

Noninterest Expense

         Noninterest expense for the quarter ended March 31, 2006 was $16.2 million for an increase of $1.2 million over the $15.0 million reported for the same period of 2005. The 8% increase was primarily a result of increases in salaries, benefits and other compensation, and other operating expenses. The salaries, benefits and other compensation increase was mainly due to $333,000 of expenses related to stock options. As of January 1, 2006, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 123 (revised
2004), Share-Based Payment, which requires that all share-based payments to Associates, including grants of stock options, be recognized as compensation expense in the income statement based on their fair values. The increase in other operating expenses stem from the reversal of a $503,000 reserve for losses in the CashConnect (ATM) business recorded during the first quarter of 2005 that was no longer necessary because losses were unlikely. Additionally, a $120,000 loss contingency for standby letters of credit was recorded during the first quarter of 2006. The increases were offset by a $296,000 decrease in professional fees, partially the result of the first quarter 2006 reversal of a reserve related to reverse mortgages. This reserve is analyzed quarterly and is adjusted in accordance with a formulaic calculation.

Income Taxes

         The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes during the three months ended March 31, 2006 of $4.1 million compared to an income tax provision of $3.6 million for the same period in 2005. The effective tax rates for each of the three month periods ended March 31, 2006 and 2005 were 36% and 35%, respectively.

         The effective tax rates reflect the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, BOLI income and fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan. These tax benefits are offset by the tax effect of stock based compensation expense related to incentive stock options and a provision for state income tax expense.

         The  Corporation  analyzes  its  projections  of  taxable  income on an
ongoing  basis  and  makes   adjustments  to  its  provision  for  income  taxes
accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips are not subject to the requirements of SFAS 133. In addition, it establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 becomes effective in fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Corporation's Consolidated Financial Statements.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of Statement No. 140. This Statement will modify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to lessen the efforts to obtain hedge-like (offset) accounting. SFAS 156 becomes effective in fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Corporation's Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
         Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.

Item 4.   Controls and Procedures
          -----------------------
          (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective and is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

          (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
           The Company is not engaged in any legal proceedings of a material nature at March 31, 2006. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 1A.   Risk Factors
           ------------
           Management of the Company does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company's Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

         The following table lists purchases of the Company's common stock during the first quarter of 2006.

                                                                                    Total Number of         Maximum Number
                                                     Total Number      Average     Shares Purchased       of Shares that May
                                                      of Shares      Price Paid   as Part of Publicly      Yet Be Purchased
                                                      Purchased       per Share     Announced Plans           Under Plans
                                                      ---------       ---------     ---------------           -----------
           January 1, to January 31, 2006                      0         $0.00                  0               650,000

           February 1, to February 28, 2006                    0         $0.00                  0               650,000

           March 1, to March 31, 2006                     12,500        $61.22             12,500               637,500

           Total for the quarter ended March 31, 2006     12,500        $61.22

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



                                       WSFS FINANCIAL CORPORATION





Date:  May 9, 2006                     /s/MARVIN N. SCHOENHALS
                                          -------------------------------------
                                          Marvin N. Schoenhals
                                          President and Chief Executive Officer






Date:  May 9, 2006                     /s/STEPHEN A. FOWLE
                                          -------------------------------------
                                          Stephen A. Fowle
                                          Executive Vice President and
                                          Chief Financial Officer