Form 10-Q
period 2006-06-30
WSFS FINANCIAL CORP
filed 2006-08-09
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2006
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________


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
Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                        ---                    ---                        ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Exchange Act Rule 12b-2). YES      NO  X
                                         ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2006:

Common Stock, par value $.01 per share                        6,651,857
--------------------------------------                  --------------------
        (Title of Class)                                (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                                            Page
                                                                                                            ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three and Six Months
           Ended June 30, 2006 and 2005 (Unaudited)...........................................                 3

           Consolidated Statement of Condition as of June 30, 2006
           (Unaudited) and December 31, 2005..................................................                 4

           Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 2006 and 2005 (Unaudited).................................................                 5

           Notes to the Consolidated Financial Statements for the Three and Six
           Months Ended June 30, 2006 and 2005 (Unaudited)....................................                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................                16
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................                26
         ----------------------------------------------------------

Item 4.  Controls and Procedures .............................................................                26
         -----------------------

                           PART II. Other Information


Item 1.  Legal Proceedings....................................................................                26
         -----------------

Item 1A. Risk Factors.........................................................................                26
         ------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........................                26
         ------------------------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................                26
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................                26
         ---------------------------------------------------

Item 5.  Other Information ...................................................................                26
         -----------------

Item 6.  Exhibits ............................................................................                26
         --------

Signatures ....................................................................................               27

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...........               28

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...........                30

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                     Three months ended June 30,    Six months ended June 30,
                                                     ---------------------------    -------------------------
                                                          2006        2005              2006        2005
                                                        --------    --------          --------    --------
                                                                        (Unaudited)
                                                           (In Thousands, Except Per Share Data)
Interest income:
     Interest and fees on loans .....................   $ 35,332    $ 25,447          $ 67,428    $ 48,604
     Interest on mortgage-backed securities .........      7,471       6,444            14,803      12,318
     Interest and dividends on investment securities         388         639             1,023       1,394
     Other interest income ..........................        677         356             1,091         735
                                                        --------    --------          --------    --------
                                                          43,868      32,886            84,345      63,051
                                                        --------    --------          --------    --------
Interest expense:
     Interest on deposits ...........................     10,113       4,662            18,290       8,749
     Interest on Federal Home Loan Bank advances ....     12,004       7,263            22,747      13,450
     Interest on trust preferred borrowings .........      1,106       1,967             2,123       2,679
     Interest on other borrowings ...................      1,259       1,216             2,496       2,282
                                                        --------    --------          --------    --------
                                                          24,482      15,108            45,656      27,160
                                                        --------    --------          --------    --------
Net interest income .................................     19,386      17,778            38,689      35,891
Provision for loan losses ...........................        695         772             1,383       1,351
                                                        --------    --------          --------    --------
Net interest income after provision for loan losses .     18,691      17,006            37,306      34,540
                                                        --------    --------          --------    --------

Noninterest income:
     Credit/debit card and ATM income ...............      4,858       3,665             9,018       6,868
     Deposit service charges ........................      2,826       2,487             5,403       4,665
     Investment advisory income .....................        618         619             1,248       1,227
     Bank owned life insurance income ...............        522         527             1,010       1,023
     Loan fee income ................................        413         569               834         995
     Mortgage banking activities, net ...............         61          37                83         181
     Securities losses ..............................        (41)          -               (41)          -
     Other income ...................................        623         810             1,363       1,611
                                                        --------    --------          --------    --------
                                                           9,880       8,714            18,918      16,570
                                                        --------    --------          --------    --------
Noninterest expenses:
     Salaries, benefits and other compensation ......      9,421       8,494            18,613      17,316
     Occupancy expense ..............................      1,347       1,263             2,647       2,539
     Equipment expense ..............................      1,075         954             2,057       1,937
     Data processing and operations expenses ........        889         998             1,746       1,909
     Marketing expense ..............................        728         828             1,341       1,353
     Professional fees ..............................        505         498               762       1,051
     Other operating expense ........................      2,967       2,568             6,008       4,468
                                                        --------    --------          --------    --------
                                                          16,932      15,603            33,174      30,573
                                                        --------    --------          --------    --------

Income before minority interest and taxes ...........     11,639      10,117            23,050      20,537
Less minority interest ..............................         15          37                31          74
                                                        --------    --------          --------    --------
Income before taxes .................................     11,624      10,080            23,019      20,463
Income tax provision ................................      4,126       3,514             8,180       7,107
                                                        --------    --------          --------    --------
Net income ..........................................   $  7,498    $  6,566          $ 14,839    $ 13,356
                                                        ========    ========          ========    ========

Earnings per share:
Basic ...............................................   $   1.13    $   0.95          $   2.24    $   1.90
Diluted .............................................   $   1.09    $   0.90          $   2.15    $   1.80

The accompanying notes are an integral part of these consolidated Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                   June 30,     December 31,
                                                                                     2006           2005
                                                                                 -----------    -----------
                                                                                         (Unaudited)
                                                                                       (In Thousands)
Assets
Cash and due from banks ......................................................   $    71,237    $    59,251
Cash in non-owned ATMs .......................................................       171,174        174,527
Interest-bearing deposits in other banks .....................................           342            173
                                                                                 -----------    -----------
    Total cash and cash equivalents ..........................................       242,753        233,951
Investment securities held-to-maturity .......................................         4,638          4,806
Investment securities available-for-sale including reverse mortgages .........        43,790         52,683
Mortgage-backed securities available-for-sale ................................       587,828        608,372
Mortgage-backed securities trading ...........................................        12,105         11,951
Loans held-for-sale ..........................................................         1,752            436
Loans, net of allowance for loan losses of $26,701 at June 30, 2006
  and $25,381 at December 31, 2005 ...........................................     1,970,385      1,774,858
Bank owned life insurance ....................................................        55,203         54,193
Stock in Federal Home Loan Bank of Pittsburgh, at cost .......................        50,119         46,293
Assets acquired through foreclosure ..........................................            61             59
Premises and equipment .......................................................        26,451         22,904
Accrued interest receivable and other assets .................................        41,545         36,246
                                                                                 -----------    -----------
Total assets .................................................................   $ 3,036,630    $ 2,846,752
                                                                                 ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ...............................................   $   289,054    $   279,415
    Interest-bearing demand ..................................................       126,430        141,378
    Money market .............................................................       218,719        209,398
    Savings ..................................................................       244,843        251,675
    Time .....................................................................       278,057        224,853
    Jumbo certificates of deposit - retail ...................................       110,152         87,212
                                                                                 -----------    -----------
      Total retail deposits ..................................................     1,267,255      1,193,931
    Jumbo certificates of deposit - non-retail ...............................        73,946         40,567
    Brokered certificates of deposit .........................................       241,623        211,738
                                                                                 -----------    -----------
        Total deposits .......................................................     1,582,824      1,446,236

Federal funds purchased and securities sold under agreements to repurchase....        73,400         83,150
Federal Home Loan Bank advances ..............................................     1,051,458      1,008,721
Trust preferred borrowings ...................................................        67,011         67,011
Other borrowed funds .........................................................        43,353         36,126
Accrued interest payable and other liabilities ...............................        27,151         23,327
                                                                                 -----------    -----------
Total liabilities ............................................................     2,845,197      2,664,571
                                                                                 -----------    -----------

Minority Interest ............................................................            69            206

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ...................................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,502,476 at June 30, 2006 and 15,435,630 at December 31, 2005 ..........           155            154
Capital in excess of par value ...............................................        77,779         74,673
Accumulated other comprehensive loss .........................................       (16,769)        (9,968)
Retained earnings ............................................................       332,913        319,065
Treasury stock at cost, 8,852,069 shares at June 30, 2006 and 8,839,569
    shares at December 31, 2005 ..............................................      (202,714)      (201,949)
                                                                                 -----------    -----------
Total stockholders' equity ...................................................       191,364        181,975
                                                                                 -----------    -----------
Total liabilities, minority interest and stockholders' equity ................   $ 3,036,630    $ 2,846,752
                                                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                        2006           2005
                                                                                    -----------    -----------
                                                                                          (Unaudited)
                                                                                         (In Thousands)
Operating activities:
Net income ......................................................................   $    14,839    $    13,356
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ...................................................         1,383          1,351
    Depreciation, accretion and amortization ....................................         2,001          3,506
    Increase in accrued interest receivable and other assets ....................          (538)          (899)
    Origination of loans held-for-sale ..........................................       (10,492)       (20,685)
    Proceeds from sales of loans held-for-sale ..................................         8,049         21,619
    Gain on mortgage banking activity ...........................................           (83)          (181)
    Stock-based compensation expense (net of tax benefit recognized) ............           578              -
    Excess tax benefits from share-based payment arrangements ...................          (824)             -
    Minority interest net income ................................................            31             74
    Increase in accrued interest payable and other liabilities ..................         4,648          2,751
    Gain on sale of assets acquired through foreclosure .........................            (8)           (41)
    Increase in value of bank-owned life insurance ..............................        (1,010)        (1,023)
    Increase in capitalized interest, net .......................................          (233)           (10)
                                                                                    -----------    -----------
Net cash  provided by operating activities ......................................        18,341         19,818
                                                                                    -----------    -----------

Investing activities:
Maturities of investment securities .............................................           180             30
Sale of investment securities available-for-sale ................................        23,991              -
Purchase of investments available-for-sale ......................................       (14,765)          (975)
Repayments of mortgage-backed securities held-to-maturity .......................             -              3
Repayments of mortgage-backed securities available-for-sale .....................        54,090         54,854
Purchases of mortgage-backed securities available-for-sale ......................       (44,793)      (118,313)
Repayments of reverse mortgages .................................................           354            178
Disbursements for reverse mortgages .............................................          (300)          (200)
Purchase of Cypress Capital Management LLC ......................................          (466)          (452)
Sale of loans ...................................................................           183            341
Purchase of loans ...............................................................        (6,955)        (4,469)
Net increase in loans ...........................................................      (188,964)      (127,141)
Net increase in stock of Federal Home Loan Bank of Pittsburgh ...................        (3,826)        (2,453)
Sales of assets acquired through foreclosure, net ...............................            68            258
Investment in partnership .......................................................            23              -
Investment in premises and equipment, net .......................................        (5,118)        (1,517)
                                                                                    -----------    -----------
Net cash used for investing activities ..........................................      (186,298)      (199,856)
                                                                                    -----------    -----------

Financing activities:
Net increase in demand and savings deposits .....................................         4,407         71,977
Net increase in time deposits ...................................................       138,873         43,938
Net decrease in securities sold under agreement to repurchase ...................        (9,750)          (285)
Receipts from FHLB advances .....................................................     4,514,063      3,954,200
Repayments of FHLB advances .....................................................    (4,471,326)    (3,888,320)
Redemption of WSFS Capital Trust I Preferred Securities .........................             -        (51,547)
Issuance of Trust preferred borrowings ..........................................             -         67,011
Dividends paid on common stock ..................................................          (991)          (913)
Issuance of common stock and exercise of employee stock options .................         1,592          2,499
Excess tax benefit from share-based payment arrangements ........................           824              -
Purchase of treasury stock, net of reissuance ...................................          (765)       (17,216)
Decrease in minority interest ...................................................          (168)          (129)
                                                                                    -----------    -----------
Net cash provided by financing activities .......................................       176,759        181,215
                                                                                    -----------    -----------
Increase in cash and cash equivalents ...........................................         8,802          1,177
Cash and cash equivalents at beginning of period ................................       233,951        193,009
                                                                                    -----------    -----------
Cash and cash equivalents at end of period ......................................   $   242,753    $   194,186
                                                                                    ===========    ===========
                                                                                       (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                        2006          2005
                                                                                    -----------    -----------
                                                                                            (Unaudited)
                                                                                          (In Thousands)
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for interest during the year......................................        $    39,941    $    22,795
Cash paid for income taxes, net.............................................              7,427          5,710
Loans transferred to assets acquired through foreclosure ...................                 62            372
Net change in accumulated other comprehensive loss, net of taxes ...........             (6,801)          (842)
Transfer of loans held-for-sale to loans....................................              1,157          1,047

The accompanying notes are an integral part of these consolidated Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The consolidated Financial Statements include the accounts of the parent company (WSFS Financial Corporation), Wilmington Savings Fund Society, FSB (Bank or WSFS) and Montchanin Capital Management, Inc. (Montchanin) and its non-wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). WSFS Financial Corporation (Company or Corporation) also has one unconsolidated affiliate, WSFS Capital Trust III (the Trust). WSFS was founded in 1832 and is one of the oldest financial institutions in the country. WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation
(FDIC). WSFS serves customers from its main office, 25 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Montchanin was formed in 2003 to provide asset management products and services in the Bank's primary market area. In January 2005, Montchanin acquired a 80% interest in Cypress. Cypress is a Wilmington based investment advisory firm servicing high net-worth individuals and institutions. In January 2006, Montchanin increased its ownership in Cypress to 90%. The Trust was formed in 2005 to issue Pooled Floating Rate Capital Securities. The Trust invested all of the proceeds from the issuance of the Pooled Floating Rate Capital Securities in Junior Subordinated Debentures of the Corporation.

         Fully-owned and consolidated subsidiaries of WSFS include WSFS Credit Corporation (WCC), WSFS Investment Group, Inc. and WSFS Reit, Inc. WSFS Investment Group, Inc. markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities in conjunction with WSFS. The investment activity is processed through the Bank while the insurance products are processed through WSFS Investment Group, Inc. WSFS Reit, Inc. is a real estate investment trust formed to hold qualifying real estate assets and may be used to raise capital in the future.

         The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Per Rule 10-01 of Regulation S-X, the Corporation is not required to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and six months period ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report of Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Accounting for Stock Option Grants

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised
2004), Share-Base Payment (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an Associate is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Corporation adopted SFAS 123R beginning January 1, 2006 using the Modified
Prospective Application Method. This method relates to current and future periods and does not require the restatement of prior periods. The impact of adopting SFAS 123R for the three months ended June 30, 2006, was an increase of $358,000 (pre-tax) or $0.04 (after-tax) per share, to salaries, benefits and other compensation. The impact of adopting SFAS 123R for the six months ended June 30, 2006, was an increase of $691,000 (pre-tax) or $0.09 (after-tax) per share, to salaries, benefits and other compensation.

         The Corporation has stock options outstanding under two stock option plans (collectively, "Option Plans") for officers, directors and Associates of the Corporation and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan ("1997 Plan"), was replaced by the 2005 Incentive Plan ("2005 Plan"). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 400,000. At June 30, 2006, there were 231,109 shares available for future grants under the 2005 Plan.

         The Option Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonincentive stock options (collectively, "Stock Options"). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of the Corporation's common stock on the date of the grant. All Stock Options granted during 2006 vest in 20% or 25% per annum increments, start to become exercisable one year from the grant date and expire between five and ten years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Option Plans.

         A summary of the status of the Corporation's Option Plans and changes during the quarter then ended is presented below:

                                                     June 2006                                 June 2005
                                             ----------------------------            ------------------------------
                                                             Weighted-                                 Weighted-
                                                              Average                                   Average
                                              Shares       Exercise Price              Shares        Exercise Price
                                              ------       --------------              ------        --------------
   Stock Options:
   Outstanding at beginning of period        732,511          $32.00                  816,237            $24.24
   Granted                                     1,808           60.67                    1,798             52.87
   Exercised                                 (41,456)          16.15                  (27,617)            14.73
   Forfeited                                    (340)          32.27                   (2,930)            22.53
                                             -------                                  -------
   Outstanding at end of period              692,523           33.02                  787,488             24.65

   Exercisable at end of period              394,930           21.27                  458,829             17.14

   Weighted-average fair value
   of awards granted                          $15.45                                   $12.76


      Beginning April 1, 2006, 423,054 stock options were exercisable. During the second quarter of 2006, 13,332 options vested with an intrinsic value of $346,000, and a grant date fair value of $8.36 per option. Also, during the quarter, 41,456 options were exercised with an intrinsic value of $1.9 million. There were 394,930 exercisable options remaining at June 30, 2006, with an intrinsic value of $16.3 million and a remaining contractual term of 5.0 years. At June 30, 2006 there were 692,523 stock options outstanding with an intrinsic value of $20.6 million and a remaining contractual term of 5.5 years. During the second quarter of 2005, 27,617 options were exercised with an intrinsic value of $1.1 million and 12,516 options vested with a grant date fair value of $6.44 per option.

         A summary of the status of the Corporation's Option Plans and changes during the six months then ended is presented below:

                                                     June 2006                                 June 2005
                                             ----------------------------            ------------------------------
                                                             Weighted-                                  Weighted-
                                                              Average                                    Average
                                              Shares       Exercise Price              Shares        Exercise Price
                                              ------       --------------              ------        --------------
   Stock Options:
   Outstanding at beginning of period        745,949          $31.60                  873,360            $23.48
   Granted                                     7,036           62.32                    6,395             56.98
   Exercised                                 (59,346)          18.53                  (89,337)            15.62
   Forfeited                                  (1,116)          37.53                   (2,930)            22.53
                                             -------                                  -------
   Outstanding at end of period              692,523           33.02                  787,488             24.65

   Exercisable at end of period              394,930           21.27                  458,829             17.14

   Weighted-average fair value
   of awards granted                          $16.26                                   $13.71


      Beginning January 1, 2006, 434,144 stock options were exercisable. During the six months ended June 30, 2006, 20,132 options vested with an intrinsic value of $607,000, and a grant date fair value of $7.67 per option. Also, during the first six months of 2006, 59,346 options were exercised with an intrinsic value of $2.6 million. During the first six months of 2005, 89,337 options were exercised with an intrinsic value of $3.6 million and 48,890 options vested with a grant date fair value of $5.19 per option.

      The total amount of compensation cost related to nonvested stock options as of June 30, 2006 is $1.9 million. The weighted-average period over which it is expected to be recognized is 1.3 years. The Corporation issues new shares upon the exercise of options.

      The Black-Scholes option-pricing model was used to determine the grant-date fair-value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 4.7% in 2006; an expected option life of between three and three-quarter and six and one-half years for all awards; and an expected stock price volatility of 22.0% in 2006. For the purposes of this option-pricing model, 0.4% was used as the expected dividend yield. Prior to adoption of SFAS 123R the Corporation used a graded-vesting schedule to calculate the expense related to stock options. Since the adoption of SFAS 123R the Corporation now uses a straight-line schedule to calculate the expense related to new stock options issued.

      The Black-Scholes and other option-pricing models assume that options are freely tradable and immediately vested. Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by the Company, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

      Prior to adoption of SFAS 123R, SFAS No. 123 Accounting for Stock-Based Compensation, encouraged, but did not require, the adoption of fair-value accounting for stock-based compensation to Associates. The Company, as permitted in 2005, had elected not to adopt the fair value accounting provisions of SFAS 123, and had instead continued to apply Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Stock Plans and to provide the required pro forma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Corporation would have recognized pretax compensation expense of $244,000 and $494,000 for the three and six months ended June 30, 2005 related to its Option Plans.

      For comparative purposes, the following table illustrates the effect on net income and earnings per share, for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provision of the SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                   For the three months  For the six months
                                                                                    ended June 30, 2005  ended June 30, 2005
                                                                                    -------------------  -------------------
                                                                                    (In Thousands, Except Per Share Data)
Net income, as reported ...................................................             $   6,566             $  13,356
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................                   207                   419
                                                                                        ---------             ---------
   Pro forma net income ...................................................             $   6,359             $  12,937

Earnings per share:
Basic:
------
Net income ................................................................             $    0.95             $    1.90
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................                  0.03                  0.06
                                                                                        ---------             ---------
Pro forma net income ......................................................             $    0.92             $    1.84
                                                                                        =========             =========

Diluted:
--------
Net income, as reported ...................................................             $    0.90             $    1.80
   Less : Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax
          effects .........................................................                  0.03                  0.05
                                                                                        ---------             ---------
Pro forma net income ......................................................             $    0.87             $    1.75
                                                                                        =========             =========

2.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                          For the three months            For the six months
                                                                              ended June 30,                ended  June 30,
                                                                         -----------------------         -----------------------
                                                                           2006            2005            2006            2005
                                                                         -------         -------         -------         -------
                                                                                    (In Thousands, Except Per Share Data)
Numerator:
----------
Net income ...........................................................   $ 7,498         $ 6,566         $14,839         $13,356
                                                                         =======         =======         =======         =======

Denominator:
------------
Denominator for basic earnings per share - weighted average shares ...     6,620           6,942           6,611           7,016
Effect of dilutive employee stock options ............................       280             371             288             397
                                                                         -------         -------         -------         -------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise .......................................     6,900           7,313           6,899           7,413
                                                                         =======         =======         =======         =======

Basic earnings per share .............................................   $  1.13         $  0.95         $  2.24         $  1.90
                                                                         =======         =======         =======         =======

Diluted earnings per share ...........................................   $  1.09         $  0.90         $  2.15         $  1.80
                                                                         =======         =======         =======         =======

Outstanding common stock equivalents having no dilutive effect .......       102              75             101              75

3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         The Corporation has an interest-rate cap with a notional amount of $50.0 million, which limits three-month London InterBank Offered Rate (LIBOR) to 6.00% for the ten years ending December 1, 2008. Until December 31, 2003, the cap qualified as a hedge of the cash flows on $50.0 million in trust preferred floating rate debt. The change in the fair value of the cap during the hedging relationship was captured in accumulated  other  comprehensive  income.  The  remaining  amount  recorded  in accumulated other comprehensive income from December 31, 2003 will be reclassified into interest expense when each of the quarterly interest payments is made on the trust preferred debt. During the first six months of 2006, the Company recognized a non-cash pre-tax charge of $53,000 in interest expense for the amortization of the remaining balance in accumulated other comprehensive income.

           The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at June 30, 2006 was $188,000. The cap is considered a free standing derivative and all changes in the fair value of the cap are recorded in the Statement of Operations.


         The following depicts the change in fair market value of the Company's derivative for the three and six months ended:


                                                              For the three  months ended June 30,
                                              ------------------------------------------------------------------------
                                                            2006                                    2005
                                              --------------------------------       ---------------------------------
                                                At                      At             At                       At
                                              April 1,      Change    June 30,       April 1,      Change     June 30,
                                              --------      ------    --------       --------      ------     --------
                                                                             (In Thousands)

       Interest Rate Cap.................      $ 162         $ 26       $ 188        $ 145         $ (48)       $ 97



                                                                 For the six months ended June 30,
                                              ------------------------------------------------------------------------
                                                            2006                                    2005
                                              --------------------------------       ---------------------------------
                                                  At                     At            At                        At
                                              January 1,    Change    June 30,     January 1,      Change     June 30,
                                              ----------    ------    --------     ----------      ------     --------
                                                                             (In Thousands)

       Interest Rate Cap.................      $ 125         $ 63       $ 188        $ 322        $ (225)       $ 97

4.  COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

                                                               For the three months      For the six months
                                                                  ended June 30,            ended June 30,
                                                                --------------------    --------------------
                                                                              (In Thousands)
                                                                  2006        2005        2006        2005
                                                                --------    --------    --------    --------
Net income ..................................................   $  7,498    $  6,566    $ 14,839    $ 13,356

Other Comprehensive Income:

Unrealized holding (losses) gains on securities
     available-for-sale arising during the period ...........     (2,781)      6,895     (10,984)     (1,258)
Tax benefit (expense) .......................................      1,057      (2,620)      4,174         478
                                                                --------    --------    --------    --------
Net of tax amount ...........................................     (1,724)      4,275      (6,810)       (780)

Unrealized holding gains (losses) arising during the
     Period on derivative used for cash flow hedge ..........         26        (206)         52         (95)
Tax (expense) benefit .......................................         (9)         72         (18)         33
                                                                --------    --------    --------    --------
Net of tax amount ...........................................         17        (134)         34         (62)

Reclassification adjustment for losses included in net income        (41)          -         (41)          -
Tax benefit .................................................         16           -          16           -
                                                                --------    --------    --------    --------
Net of tax amount ...........................................        (25)          -         (25)          -
                                                                --------    --------    --------    --------

Total comprehensive income ..................................   $  5,766    $ 10,707    $  8,038    $ 12,514
                                                                ========    ========    ========    ========

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


6.  SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation has two operating segments at June 30, 2006: WSFS and CashConnect, the ATM division of WSFS.

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

         Reportable segments are business units that are managed separately and offer different services to distinct customer bases. The Corporation evaluates performance based on pre-tax ordinary income relative to resources used, and allocates resources based on these results. Segment information for the three and six months ended June 30, 2006 and 2005 follows:

                                                                       For the three months ended June 30,
                                                 ---------------------------------------------------------------------------
                                                                  2006                                 2005
                                                 ------------------------------------   ------------------------------------
                                                                               (In Thousands)
                                                     Bank     CashConnect      Total        Bank    CashConnect      Total
                                                 ----------   ----------   ----------   ----------   ----------   ----------
External customer revenues:
     Interest income                             $   43,868   $        -   $   43,868   $   32,886   $        -   $   32,886
     Non-interest income                              5,873        4,007        9,880        5,733        2,981        8,714
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Total external customer revenues                     49,741        4,007       53,748       38,619        2,981       41,600
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Intersegment revenues:
     Interest income                                  2,045            -        2,045          985            -          985
     Non-interest income                                169          171          340          194          179          373
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment revenues                           2,214          171        2,385        1,179          179        1,358
                                                 ----------   ----------   ----------   ----------   ----------   ----------

Total revenue                                        51,955        4,178       56,133       39,798        3,160       42,958
                                                 ----------   ----------   ----------   ----------   ----------   ----------
External customer expenses:
     Interest expense                                24,482            -       24,482       15,108            -       15,108
     Non-interest expenses                           15,993          939       16,932       14,487        1,116       15,603
     Provision for loan loss                            695            -          695          772            -          772
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Total external customer expenses                     41,170          939       42,109       30,367        1,116       31,483
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Intersegment expenses:
     Interest expense                                     -        2,045        2,045            -          985          985
     Non-interest expenses                              171          169          340          179          194          373
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment expenses                             171        2,214        2,385          179        1,179        1,358
                                                 ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                                       41,341        3,153       44,494       30,546        2,295       32,841
                                                 ----------   ----------   ----------   ----------   ----------   ----------

Income before taxes and extraordinary items      $   10,614   $    1,025       11,639   $    9,252   $      865       10,117

Less minority interest                                                             15                                     37
Income tax provision                                                            4,126                                  3,514
                                                                           ----------                             ----------
Consolidated net income                                                    $    7,498                             $    6,566
                                                                           ==========                             ==========

Cash and cash equivalents                        $   71,579   $  171,174   $  242,753   $   56,983   $  137,203   $  194,186
Other segment assets                              2,779,999       13,878    2,793,877    2,500,143        5,517    2,505,660
                                                 ----------   ----------   ----------   ----------   ----------   ----------

Total segment assets                             $2,851,578   $  185,052   $3,036,630   $2,557,126   $  142,720   $2,699,846
                                                 ==========   ==========   ==========   ==========   ==========   ==========

Capital expenditures                             $    2,105   $      135   $    2,240   $      826   $       74   $      900

                                                                       For the six months ended June 30,
                                              ---------------------------------------------------------------------------
                                                               2006                                 2005
                                              ------------------------------------   ------------------------------------
                                                                            (In Thousands)
                                                  Bank     CashConnect      Total        Bank    CashConnect      Total
                                              ----------   ----------   ----------   ----------   ----------   ----------
External customer revenues:
     Interest income                          $   84,345   $        -   $   84,345   $   63,051   $        -   $   63,051
     Non-interest income                          11,453        7,465       18,918       10,913        5,657       16,570
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total external customer revenues                  95,798        7,465      103,263       73,964        5,657       79,621
                                              ----------   ----------   ----------   ----------   ----------   ----------
Intersegment revenues:
     Interest income                               3,802            -        3,802        1,793            -        1,793
     Non-interest income                             336          340          676          374          334          708
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment revenues                        4,138          340        4,478        2,167          334        2,501
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total revenue                                     99,936        7,805      107,741       76,131        5,991       82,122
                                              ----------   ----------   ----------   ----------   ----------   ----------
External customer expenses:
     Interest expense                             45,656            -       45,656       27,160            -       27,160
     Non-interest expenses                        31,285        1,889       33,174       28,877        1,696       30,573
     Provision for loan loss                       1,383            -        1,383        1,351            -        1,351
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total external customer expenses                  78,324        1,889       80,213       57,388        1,696       59,084
                                              ----------   ----------   ----------   ----------   ----------   ----------
Intersegment expenses:
     Interest expense                                  -        3,802        3,802            -        1,793        1,793
     Non-interest expenses                           340          336          676          334          374          708
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment expenses                          340        4,138        4,478          334        2,167        2,501
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                                    78,664        6,027       84,691       57,722        3,863       61,585
                                              ----------   ----------   ----------   ----------   ----------   ----------

Income before taxes and extraordinary items   $   21,272   $    1,778       23,050   $   18,409   $    2,128   $   20,537

Less minority interest                                                          31                                     74
Income tax provision                                                         8,180                                  7,107
                                                                        ----------                             ----------
Consolidated net income                                                 $   14,839                             $   13,356
                                                                        ==========                             ==========

Cash and cash equivalents                     $   71,579   $  171,174   $  242,753   $   56,983   $  137,203   $  194,186
Other segment assets                           2,779,999       13,878    2,793,877    2,500,143        5,517    2,505,660
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total segment assets                          $2,851,578   $  185,052   $3,036,630   $2,557,126   $  142,720   $2,699,846
                                              ==========   ==========   ==========   ==========   ==========   ==========

Capital expenditures                          $    4,923   $      195   $    5,118   $    1,099   $      340   $    1,439

7.  INDEMNIFICATIONS AND GUARANTEES


         Secondary Market Loan Sales. The Company generally does not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. The Company sells certain first mortgage loans to the Federal Home Loan Mortgage Corporation as part of its ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market. Gains and losses on sales of loans are recognized at the time of the sale.

         As is customary in such sales, WSFS provides indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by WSFS. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During the second quarter of 2006, the Company made no repurchases of any loans sold in the secondary market.

         Swap Guarantees. The Company entered into agreements with unrelated financial institutions, whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by the Company. By the terms of the agreements, those financial institutions have recourse to the Company for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions, such as WSFS, to provide access to interest rate swap transactions for its customers without WSFS creating the swap itself.

         At June 30, 2006 and December 31, 2005, there were eighteen variable-rate to fixed-rate swap transactions between the third party financial institution and customers of WSFS with an initial notional amount aggregating approximately $57.9 million, and with maturities ranging from approximately one to ten years. The aggregate market value of these swaps to the customers was an asset of $1.2 million at June 30, 2006 and $98,600 at December 31, 2005. The amount of liability recorded by the Company for these guarantees that were in a paying position at June 30, 2006 and December 31, 2005 was $3,000 and $8,000, respectively. This amount represented the fair market value of the guarantee to perform under the terms of the swap agreements.


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

         The following disclosures of the net periodic benefit cost components of post-retirement benefits are in accordance with SFAS 132 (Revised) and were measured at January 1, 2006:

                                                Three months ended June 30,   Six months ended June 30,
                                                ---------------------------   -------------------------
                                                   2006           2005           2006           2005
                                                   ----           ----           ----           ----
Service cost ...................................   $ 27           $ 27           $ 54           $ 54
Interest cost ..................................     24             30             47             60
Amortization of transition obligation ..........     15             15             30             30
Net loss recognition ...........................      -              4              -              8
                                                   ----           ----           ----           ----
       Net periodic benefit cost................   $ 66           $ 76           $131           $152
                                                   ====           ====           ====           ====

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

         The following disclosures of the net periodic benefit cost components of a supplemental pension plan are in accordance with SFAS 132 (Revised) and were measured at January 1, 2006:

                                                Three months ended June 30,   Six months ended June 30,
                                                ---------------------------   -------------------------
                                                   2006           2005           2006           2005
                                                   ----           ----           ----           ----
Interest cost...................................    $11            $11            $22            $22
Net loss recognition............................     14              6             28             12
                                                    ---            ---            ---            ---
       Net periodic benefit cost................    $25            $17            $50            $34
                                                    ===            ===            ===            ===

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit, cash management and wealth management services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. WSFS serves customers from its main office and 25 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Wealth Management services includes WSFS Investment Group, Inc., Montchanin Capital Management, Inc. (Montchanin) and an investment management and trust services group.

         The Corporation has two consolidated subsidiaries, WSFS and Montchanin. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust III. Fully-owned and continuing consolidated subsidiaries of WSFS include WSFS Investment Group, Inc. which markets various third-party insurance products and securities in conjunction with WSFS, and WSFS Reit, Inc., which holds qualifying real estate assets and may be used in the future to raise capital.

         Montchanin has one consolidated non-wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). Cypress, a 90% owned subsidiary, is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. Cypress has more than $429 million in assets under management at June 30, 2006.

         WSFS Credit Corporation (WCC), a consolidated subsidiary of the Bank, which was engaged primarily in indirect motor vehicle leasing, discontinued operations in 2000. WCC no longer accepts new applications but continues to service an immaterial amount of existing loans until their maturities.


FORWARD-LOOKING STATEMENTS

         Within this report and financial statements, management has included certain "forward-looking statements" concerning the future operations of the Corporation. Statements contained in this report which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements." Management has used "forward-looking statements" to describe the future plans and strategies including expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general, and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. WSFS Financial Corporation does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


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

         The Corporation maintains a loss contingency for standby letters of credit and charges losses to this reserve when such losses are realized. The determination of the loss contingency for standby letters of credit requires significant judgement reflecting management's best estimate of probable losses related to standby letters of credit. The balance in this reserve at June 30, 2006 was $652,000.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

         Total assets increased $189.9 million during the six months ended June 30, 2006. During the first six months of 2006, net loans grew $195.5 million, or 11%, to $2.0 billion, reflecting the continued strong growth in commercial and commercial real estate loans, which amounted to $146.3 million. Residential and consumer loans grew by $36.0 million and $14.5 million respectively. Cash and cash equivalents increased by $8.8 million. Mortgage-backed securities (MBS) decreased by $20.4 million, mainly due to repayments. Investment securities decreased $9.1 million, due to the sales of U.S. Treasury Notes.

         Total liabilities increased $180.6 million between December 31, 2005 and June 30, 2006, to $2.8 billion, mainly due to a $136.6 million, or 9%, increase in deposits. This included increases of $73.3 million in retail deposits, $33.4 million in non-retail certificates of deposit (primarily municipal deposits), and $29.9 million in brokered certificates of deposits. The incremental increase in non-retail certificates of deposit and brokered certificates of deposit were used to fund the strong loan growth during the first six months of 2006. Federal Home Loan Bank (FHLB) advances increased $42.7 million. These increases were partially offset by a drecrease of $9.8 million in Federal Funds purchased and securities sold under agreement to repurchase.

Capital Resources

         Stockholders' equity increased $9.4 million between December 31, 2005 and June 30, 2006. This increase was mainly due to net income of $14.8 million and an increase of $3.1 million from the issuance of common stock and exercise of employee stock options. These increases were partially offset by other comprehensive loss, which increased $6.8 million during the first six months of
2006   due,
in part to a decline in the fair value of securities available-for-sale resulting from rising interest rates. In addition, the Corporation purchased 12,500 shares of its common stock for $765,000 ($61.22 per share average). Finally, the Corporation declared cash dividends totaling $991,000 during the six months ended June 30, 2006.

Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of June 30, 2006 (dollars in thousands):

                                                                                           To be Well-Capitalized
                                                  Consolidated           For Capital       Under Prompt Corrective
                                                  Bank Capital         Adequacy Purposes     Action Provisions
                                                  ------------         -----------------     -----------------
                                                           % of                   % of                   % of
                                               Amount     Assets       Amount    Assets        Amount    Assets
                                               ------     ------       ------    ------        ------    ------
Total Capital
  (to Risk-Weighted Assets) ........         $284,541     13.07%     $174,231     8.00%      $217,788    10.00%
Core Capital (to Adjusted
  Total Assets).....................          260,047      8.53       121,977     4.00        152,471     5.00
Tangible Capital (to Tangible
  Assets) ..........................          260,047      8.53        45,741     1.50            N/A      N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          260,047     11.94        87,115     4.00        130,673     6.00


         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 2006 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

Liquidity

         The Company manages its liquidity risk and funding needs through its treasury function and through its Asset/Liability Committee. The Company has a policy that separately addresses liquidity, and management monitors the Company's adherence to policy limits. One measure of the Company's liquidity is the ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year, which was 6.4% at June 30, 2006, compared with 6.5% at March 31, 2006. Both of these ratios were in excess of the policy minimum. Also, liquidity risk management is a primary area of examination by the OTS. The Company complies with guidance promulgated under Thrift Bulletin 77 that requires thrift institutions to maintain adequate liquidity to assure safe and sound operations.

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

         During the six months ended June 30, 2006, net loan growth resulted in the use of $195.7 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. While the Company's loan to deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings, primarily through the Federal Home Loan Bank of Pittsburgh.

         Additionally, during the six months ended June 30, 2006, $18.3 million in cash was provided by operating activities, while $4.4 million in cash was provided through the net increase in demand and savings deposits and $138.9 million in cash through the net increase in time deposits. For the period, cash and cash equivalents increased $8.8 million to $242.8 million.

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

                                                       June 30,    December 31,
                                                         2006          2005
                                                         ----          ----
                                                          (In Thousands)
Nonaccruing loans:
     Commercial ....................................   $1,137        $  925
     Consumer ......................................      142           155
     Commercial mortgage ...........................      553           727
     Residential mortgage ..........................    1,357         1,567
     Construction ..................................        -            36
                                                       ------        ------

Total nonaccruing loans ............................    3,189         3,410
Assets acquired through foreclosure ................       61            59
                                                       ------        ------

Total nonperforming assets .........................   $3,250        $3,469
                                                       ======        ======
Past due loans:
     Residential mortgages .........................   $  348        $  327
     Commercial and commercial mortgages ...........        -             -
     Consumer ......................................      179            59
                                                       ------        ------

Total past due loans ...............................   $  527        $  386
                                                       ======        ======
Ratios:
     Nonaccruing loans to total loans (1) ..........     0.16%         0.19%
     Allowance for loan losses to gross loans (1)...     1.34%         1.41%
     Nonperforming assets to total assets ..........     0.11%         0.12%
     Loan loss allowance to nonaccruing loans (2)...      826%          709%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) ....................      810%          697%

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

         Nonperforming assets decreased $219,000 between December 31, 2005 and June 30, 2006. This decrease resulted primarily from collections, charge-offs and accrual transfers of commercial mortgage, consumer and residential mortgage, exceeding non-accrual additions. Nonaccruing commercial loans increased primarily from the addition of a $247,000 loan. Nonaccruing construction loans decreased to zero due to the collection of a loan. Assets acquired through foreclosure remained almost flat as a result of sales and write-offs of various residential properties being almost equal to additions. An analysis of the change in the balance of non-performing assets is presented below.

                                                       For the six
                                                      months ended     For the year ended
                                                     June 30, 2006      December 31, 2005
                                                     -------------      -----------------
                                                               (In Thousands)
Beginning balance................................        $ 3,469            $ 4,613
     Additions ..................................          1,656              5,062
     Collections.................................         (1,524)            (4,467)
     Transfers to accrual/restructured status....           (198)              (398)
     Charge-offs / write-downs, net..............           (153)            (1,341)
                                                         -------            -------
Ending balance...................................        $ 3,250            $ 3,469
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At June 30, 2006, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $51.7 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased to 97% at June 30, 2006 compared to 100% at March 31, 2006. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -1.92% at June 30, 2006 from 0.04% at March 31, 2006. The change in sensitivity since March 31, 2006 is the result of the current interest rate environment and the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows of discontinued operations as well as the interest rate-sensitive funding for these assets.

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at June 30, 2006 and 2005, calculated in compliance with Thrift Bulletin No. 13a:

                                             At June 30,
                     ---------------------------------------------------------------------
                              2006                               2005
                     ------------------------------      ---------------------------------
     Change in        % Change in                         % Change in
  Interest Rate       Net Interest  Net Portfolio         Net Interest     Net Portfolio
 (Basis Points)        Margin (1)   Value Ratio (2)        Margin (1)      Value Ratio (2)
 --------------        ----------   ---------------       ----------       ---------------
      +300                 1%            7.54%                 2%               8.49%
      +200                 1%            7.89%                 2%               8.86%
      +100                 0%            8.25%                 1%               9.16%
         0                 0%            8.87%                 0%               9.37%
      -100                -1%            9.29%                -2%               9.45%
      -200                -4%            9.85%                -7%               9.18%
      -300               -10%           10.68%               -13%               8.86%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Results of Operations

         The Corporation recorded net income of $7.5 million or $1.09 per diluted share for the second quarter of 2006. This compares to $6.6 million or $0.90 per diluted share for the same quarter last year. Earnings for the second quarter of 2005 were impacted by the refinancing of $50.0 million of Trust Preferred Securities, resulting in a non-cash charge, net of taxes, of $728,000, or $0.10 per share.

         Net income for the six months ended June 30, 2006 was $14.8 million or $2.15 per diluted share. This compares to $13.4 million or $1.80 per diluted share for the comparable period last year. Earnings for the six months ended June 30, 2005 were also impacted by the refinancing charge related to the Trust Preferred Securities, discussed above.

Net Interest Income

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                               Three months ended June 30,
                                                        ----------------------------------------------------------------------------
                                                                     2006                                         2005
                                                        ---------------------------------           --------------------------------
                                                        Average                   Yield/            Average                  Yield/
                                                        Balance     Interest     Rate (1)           Balance     Interest    Rate (1)
                                                        -------     --------     --------           -------     --------    --------
                                                                                    (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ..............     $  638,645     $ 12,860       8.05%         $  572,714      $ 9,576      6.69%
     Residential real estate loans..............        484,000        6,621       5.47             429,787        5,524      5.14
     Commercial loans ..........................        573,853       11,146       7.88             434,056        6,686      6.35
     Consumer loans.............................        257,930        4,687       7.29             218,328        3,633      6.67
                                                     ----------     --------                     ----------      -------
       Total loans..............................      1,954,428       35,314       7.28           1,654,885       25,419      6.21
Mortgage-backed securities (4)..................        617,553        7,471       4.84             583,785        6,444      4.42
Loans held-for-sale (3).........................          1,284           18       5.61               2,107           28      5.32
Investment securities (4) (5)...................         54,366          388       2.85              97,459          639      2.62
Other interest-earning assets ..................         52,402          677       5.18              49,434          356      2.89
                                                     ----------     --------                     ----------      -------
     Total interest-earning assets..............      2,680,033       43,868       6.59           2,387,670       32,886      5.56
Allowance for loan losses.......................        (26,397)    --------                        (24,842)     -------
Cash and due from banks.........................         55,424                                      51,945
Cash in non-owned ATMs..........................        157,655                                     127,760
Bank owned life insurance.......................         54,860                                      52,877
Other noninterest-earning assets................         62,156                                      53,919
                                                     ----------                                  ----------
     Total assets...............................     $2,983,731                                  $2,649,329
                                                     ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest-bearing demand....................     $  122,917     $    162       0.53%         $  110,565      $    66      0.24%
     Money market...............................        228,493        1,978       3.47             162,934          747      1.84
     Savings....................................        239,474          444       0.74             280,668          280      0.40
     Retail time deposits ......................        364,669        3,497       3.85             278,253        1,882      2.71
                                                     ----------     --------                     ----------      -------
       Total interest-bearing retail deposits...        955,553        6,081       2.55             832,420        2,975      1.43
     Jumbo certificates of deposits ...........          84,353        1,033       4.91              39,081          280      2.87
     Brokered certificates of deposit..........         245,213        2,999       4.91             182,220        1,407      3.10
                                                     ----------     --------                     ----------      -------
       Total interest-bearing deposits.........       1,285,119       10,113       3.16           1,053,721        4,662      1.77
FHLB of Pittsburgh advances....................       1,037,132       12,004       4.58             889,641        7,263      3.23
Trust preferred borrowings.....................          67,011        1,106       6.53              66,161        1,967     11.76
Other borrowed funds...........................         113,190        1,259       4.45             177,090        1,216      2.75
                                                     ----------     --------                     ----------      -------
     Total interest-bearing liabilities........       2,502,452       24,482       3.91           2,186,613       15,108      2.76
Noninterest-bearing demand deposits............         269,060     --------                        252,134      -------
Other noninterest-bearing liabilities..........          22,566                                      16,061
Minority interest .............................              65                                         195
Stockholders' equity...........................         189,588                                     194,326
                                                     ----------                                  ----------
Total liabilities and stockholders' equity.....      $2,983,731                                  $2,649,329
                                                     ----------                                  ----------
Excess of interest-earning over
     interest-bearing liabilities..............      $  177,581                                  $  201,057
                                                     ==========                                  ==========
Net interest and dividend income...............                     $ 19,386                                     $17,778
                                                                    ========                                     =======

Interest rate spread...........................                                    2.68%                                      2.80%
                                                                                   ====                                       ====

Net interest margin............................                                    2.94%                                      3.03%
                                                                                   ====                                       ====


(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.
(5)  Includes reverse mortgages.

                                                                                 Six months ended June 30,
                                                        ----------------------------------------------------------------------------
                                                                     2006                                         2005
                                                        ---------------------------------           --------------------------------
                                                        Average                   Yield/            Average                  Yield/
                                                        Balance     Interest     Rate (1)           Balance     Interest    Rate (1)
                                                        -------     --------     --------           -------     --------    --------
                                                                                    (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ................   $  622,009      $24,621       7.92%         $  561,812      $18,160      6.46%
     Residential real estate loans ...............      475,213       12,900       5.43             433,427       11,104      5.12
     Commercial loans ............................      549,730       20,790       7.72             409,882       12,176      6.18
     Consumer loans...............................      254,413        9,093       7.21             215,560        7,101      6.64
                                                     ----------      -------                     ----------      -------
       Total loans................................    1,901,365       67,404       7.15           1,620,681       48,541      6.06
Mortgage-backed securities (4)....................      620,535       14,803       4.77             563,488       12,318      4.37
Loans held-for-sale (3)...........................          941           24       5.10               2,308           63      5.46
Investment securities (4) (5).....................       56,203        1,023       3.64              97,327        1,394      2.86
Other interest-earning assets ....................       50,556        1,091       4.35              47,702          735      3.11
                                                     ----------      -------                     ----------      -------
     Total interest-earning assets................    2,629,600       84,345       6.46           2,331,506       63,051      5.46
Allowance for loan losses.........................      (25,958)     -------                        (24,610)     -------
Cash and due from banks...........................       53,401                                      52,985
Cash in non-owned ATMs............................      151,086                                     125,533
Bank-owned life insurance.........................       54,614                                      52,623
Other noninterest-earning assets..................       61,077                                      54,113
                                                     ----------                                  ----------
     Total assets.................................   $2,923,820                                  $2,592,150
                                                     ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest bearing demand......................   $  123,359      $   302       0.49%         $  105,111      $   125      0.24%
     Money market.................................      227,367        3,693       3.28             152,081        1,338      1.77
     Savings......................................      243,292          955       0.79             283,052          550      0.39
     Retail time deposits ........................      343,544        6,184       3.63             282,463        3,733      2.67
                                                     ----------      -------                     ----------      -------
       Total interest-bearing retail deposits.....      937,562       11,134       2.39             822,707        5,746      1.41
     Jumbo certificates of deposits ..............       72,284        1,696       4.73              42,148          574      2.75
     Brokered certificates of deposit.............      235,671        5,460       4.67             169,417        2,429      2.89
                                                     ----------      -------                     ----------      -------
       Total interest-bearing deposits............    1,245,517       18,290       2.96           1,034,272        8,749      1.71
FHLB of Pittsburgh advances.......................    1,020,334       22,747       4.43             854,752       13,450      3.13
Trust preferred borrowings........................       67,011        2,123       6.30              58,895        2,679      9.05
Other borrowed funds..............................      117,481        2,496       4.25             185,603        2,282      2.46
                                                     ----------      -------                     ----------      -------
     Total interest-bearing liabilities...........    2,450,343       45,656       3.73           2,133,522       27,160      2.55
Noninterest-bearing demand deposits...............      263,542      -------                        245,897      -------
Other noninterest-bearing liabilities.............       21,799                                      15,960
Minority interest ................................          109                                         210
Stockholders' equity..............................      188,027                                     196,561
                                                     ----------                                  ----------
Total liabilities and stockholders' equity........   $2,923,820                                  $2,592,150
                                                     ==========                                  ==========
Excess of interest-earning assets over
     interest-bearing liabilities.................   $  179,257                                  $  197,984
                                                     ==========                                  ==========
Net interest and dividend income..................                   $38,689                                     $35,891
                                                                     =======                                     =======

Interest rate spread..............................                                 2.73%                                      2.91%
                                                                                   ====                                       ====

Net interest margin...............................                                 2.98%                                      3.13%
                                                                                   ====                                       ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.
(5)  Includes reverse mortgages.


         Net interest income for the second quarter of 2006 was $19.4 million compared to $17.8 million for the same quarter in 2005. Higher loan and higher mortgage-backed securities (MBS) volumes drove much of this increase. The yield on earning assets was also higher in the second quarter of 2006 compared to the second quarter of 2005. The yield on loans increased 1.07% from 6.21% in the second quarter of 2005 to 7.28% in the second quarter of 2006, while the yield on mortgage backed securities increased 0.42% for the same period. The increases in the yields were due to the higher overall level of market interest rates as the Federal Reserve continued raising short-term interest rates through 2005 and into 2006. The net interest margin for the second quarter of 2006 was 2.94%, a slight decrease from the second quarter 2005 which was 3.03%.

         The net interest margin for the second quarter of 2005 was negatively affected by 18 basis points due to the redemption of $50 million of WSFS Capital Trust I Securities, which carried an interest rate of the London InterBank Offered Rate (LIBOR) plus 250 basis points. In connection with the redemption, the Company recognized a $1.1 million (pre-tax) non-cash charge to interest expense from the write-down of the unamortized debt issuance costs of the called securities. In conjunction with this redemption, the Company issued $65 million aggregate principal amount of Pooled Floating Rate Capital Securities, which carry an interest rate of LIBOR plus 177 basis points. Without this charge the margin would have been 3.21 % for the second quarter of 2005.

         Net interest income for the six-month period ending June 30, 2006 was $38.7 million compared with $35.9 million for the same period in 2005. Similar to the analysis for the second quarter above, the increase in net interest income was driven by higher loan and MBS volumes. The yield on loans increased 1.09% and the yield on MBS increased 0.40%. The net interest margin for the first six months of 2006 was 2.98%, compared with 3.13% for the same period in 2005.

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

         Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs over the past ten years. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information and historical loss adjustment factors. Historical loss adjustment factors are based upon management's evaluation of various current conditions, including those listed below.

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

         WSFS' loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such losses. The provision for loan losses increased from $1,351,000 for the first six months of 2005 to $1,383,000 for the first six months of 2006, primarily the result of continued loan growth, despite continued positive trends in asset quality.

         The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

         The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

                                                 Six months ended     Six months ended
                                                  June 30, 2006         June 30, 2005
                                                  -------------         -------------
                                                       (Dollars in Thousands)
Beginning balance .............................    $ 25,381              $ 24,222
Provision for loan losses......................       1,383                 1,351

Charge-offs:
     Residential real estate ..................          70                    38
     Commercial real estate (1) ...............           -                     -
     Commercial................................          79                   524
     Consumer..................................         189                   289
     Overdrafts ...............................         117                     -
                                                   --------              --------
Total charge-offs..............................         455                   851
                                                   --------              --------

Recoveries:
     Residential real estate ..................          14                    57
     Commercial real estate (1) ...............         156                    41
     Commercial ...............................         121                    39
     Consumer..................................         101                    80
                                                   --------              --------
Total recoveries ..............................         392                   217
                                                   --------              --------

Net charge-offs ...............................          63                   634
                                                   --------              --------
Ending balance.................................    $ 26,701              $ 24,939
                                                   ========              ========
Net charge-offs to average gross loans
  outstanding, net of unearned income (2)......        0.01%                 0.08%
                                                   ========              ========

(1) Includes commercial mortgage and construction loans.
(2) Ratio for  six months ended June 30, 2006 and June 30, 2005 are annualized.

Noninterest Income

         Noninterest income for the quarter ended June 30, 2006 was $9.9 million compared to $8.7 million for the second quarter of 2005 an increase of $1.2 million or 14%. The increase over the second quarter 2005 was mainly attributable to an increase of $1.2 million in card and ATM income due to increased volumes of cash in non-owned ATMs and higher rates earned on this cash during the quarter. Deposit service charges also increased $339,000 mainly due to an increase in deposit accounts resulting from the continued success of the Company's personal and business checking initiatives that began during the third quarter of 2004.

         During the second quarter of 2006, the Corporation sold $11.0 million of U.S. Government securities, which resulted in a $41,000 loss. These securities were originally purchased for collateral management purposes. Subsequent to the purchase of the securities, certain collateral requirements were adjusted and the U.S. Government securities were no longer required. As a result, the securities were then sold.

         For the six months ended June 30, 2006, noninterest income was $18.9 million, an increase of $2.3 million or 14% over the same period in 2005. Consistent with the quarter, this increase was mainly due to increases in card and ATM income at CashConnect and deposit service charges.

Noninterest Expense

         For the quarter ended June 30, 2006, noninterest expense was $16.9 million compared to $15.6 million for the same period in 2005 an increase of $1.3 million or 8%. The increase in salaries, benefits and other compensation was partially due to $333,000 of expense related to stock options. As of January 1, 2006 the Corporation implemented SFAS 123R, which requires that all share-based payments to participants, including grants of stock options, be recognized as compensation expense in the income statement based on their fair values. The remaining increases in noninterest expense were primarily the result of overall growth of the Company.

         Noninterest expense for the six months ended June 30, 2006 was $33.2 million, an increase of $2.6 million or 8% over the $30.6 million reported for the same period in 2005. This increase was mainly due to salaries, benefits and other compensation. These expenses increased primarily due to the Company's continued growth efforts and, as a result, the number of Associates increased to 554 at June 30, 2006. This was an increase of 38 Associates compared to the same period in 2005. In addition, and consistent with the discussion above, the increase in salaries, benefits and other compensation was impacted by $691,000 of expense related to stock options which resulted from the implementation of SFAS 123R. Lastly, the first six months of 2005 were favorably impacted by the reversal of a $503,000 reserve for losses in the CashConnect (ATM) business. This reserve was no longer necessary because losses were determined to be unlikely.

         The Corporation's stock option plans contain provisions which accelerate vesting of stock options upon retirement. SFAS 123R requires accelerated expensing of option awards to participants who are or will become eligible for retirement under those plans. There are a number of participants who qualify for this accelerated vesting. Had the Corporation been subject to SFAS 123R at the time of the Corporation's award in December 2005, it would have expensed $309,000 (pre-tax), or $0.03 per share, net of tax, related to awards granted to retirement-eligible participants. Historically, the Corporation awards options in the fourth quarter of each year and expects this practice to continue.

Income Taxes

         The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes during the three and six months ended June 30, 2006 of $4.1 million and $8.2 million, respectively, compared to an income tax provision of $3.5 million and $7.1 million for the same periods in 2005. The effective tax rate for the three and six month periods ended June 30, 2006 was 36%, compared to 35% for the comparable periods in 2005. This increased effective tax rate was primarily due to the non-deductibility of stock option expense related to incentive stock options in accordance with SFAS 123R.

         The effective tax rates reflect the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, BOLI income, and fifty percent interest income exclusion on a loan to an Employee Stock Ownership Plan. These tax benefits are offset by the tax effect of stock based compensation expense related to incentive stock options and a provision for state income tax expense.

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

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). This interpretation of SFAS No. 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Corporation has reserves related to certain of its tax positions which would be subject to analysis under FIN 48. The Corporation has not yet determined the impact on its Consolidated Financial Statements, if any, that would result as a consequence of adopting this interpretation in 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
         Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.

Item 4.  Controls and Procedures
         -----------------------

          (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

          (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
           The Company is not engaged in any legal proceedings of a material nature at June 30, 2006. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 1A.   Risk Factors
           ------------
           Management of the Company does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company's Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------
           The following table lists purchases of the Company's Common Stock during the second quarter of 2006.

                                                                                        Total Number of        Maximum Number
                                                        Total Number      Average       Shares Purchased     of Shares that May
                                                          of Shares      Price Paid   As Part of Publicly     Yet Be Purchased
                                                          Purchased      per Share      Announced Plans       Under the Plans
                                                          ---------      ---------      ---------------       ---------------

          April 1, to April 30, 2006                          0             $0.00              0                  637,500
          May 1, to May 31, 2006                              0             $0.00              0                  637,500
          June 1, to June 30, 2006                            0             $0.00              0                  637,500
          Total for the quarter ended June 30, 2006           0             $0.00

           There is no expiration date under either Plan.

Item 3.    Defaults upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           At the Corporation's Annual Stockholder's Meeting (the Meeting) held on April 27, 2006, all the nominees for director proposed by the Corporation were elected. The votes cast for each nominee were as follows:

                                                                                        For                    Withheld
                                                                                        ---                    --------
           Linda C. Drake.....................................                       6,048,452                  17,922
           David E. Hollowell.................................                       6,047,338                  19,036
           Scott E. Reed......................................                       6,048,213                  18,160
           Claibourne D. Smith................................                       5,978,943                  87,430

          At the Meeting, the shareholders also ratified the appointment of KPMG, LLP as independent auditors for fiscal year ending December 31, 2006. The votes cast were as follows:

                        For          Against        Abstain
                        ---          -------        -------

                     5,957,212       101,011         8,150

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



                                         WSFS FINANCIAL CORPORATION



Date:  August 8, 2006                    /s/Marvin N. Schoenhals
                                         -------------------------------------
                                         Marvin N. Schoenhals
                                         President and Chief Executive Officer



Date:  August 8, 2006                    /s/Stephen A. Fowle
                                         -------------------------------------
                                         Stephen A. Fowle
                                         Executive Vice President and
                                         Chief Financial Officer