Form 10-Q
period 2006-09-30
WSFS FINANCIAL CORP
filed 2006-11-09
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2006
                                   ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


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
Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---

         Indicate  by  check  mark  whether the  registrant  is a shell  company
(as defined in Exchange Act Rule 12b-2). YES      NO  X
                                             ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2006:

Common Stock, par value $.01 per share                            6,677,087
--------------------------------------                            ---------
        (Title of Class)                                    (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information


                                                                                                Page
                                                                                                ----
Item 1.  Financial Statements
         --------------------

           Consolidated Statement of Operations for the Three and Nine months
           Ended September 30, 2006 and 2005 (Unaudited)......................................    3

           Consolidated Statement of Condition as of September 30, 2006
           (Unaudited) and December 31, 2005..................................................    4

           Consolidated Statement of Cash Flows for the Nine months Ended
           September 30, 2006 and 2005 (Unaudited)............................................    5

           Notes to the Consolidated Financial Statements for the Three and Nine
           Months Ended September 30, 2006 and 2005 (Unaudited)...............................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................   16
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................   27
         ----------------------------------------------------------

Item 4.  Controls and Procedures .............................................................   27
         -----------------------


                           PART II. Other Information


Item 1.  Legal Proceedings....................................................................   28
         -----------------

Item 1A. Risk Factors.........................................................................   28
         ------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........................   28
         -----------------------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................   28
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................   28
         ---------------------------------------------------

Item 5.  Other Information ...................................................................   28
         -----------------

Item 6.  Exhibits ............................................................................   28
         --------

Signatures ....................................................................................  29

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...........  30

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...........   32


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Three months ended September 30,         Nine months ended September 30,
                                                           --------------------------------         -------------------------------
                                                                 2006               2005                2006                2005
                                                              ---------          ---------           ---------           ---------
                                                                                          (Unaudited)
                                                                              (In Thousands, Except Per Share Data)
Interest income:
   Interest and fees on loans .........................      $  37,577           $  27,419           $ 105,005           $  76,023
   Interest on mortgage-backed securities .............          7,186               6,445              21,989              18,763
   Interest and dividends on investment securities.....            616                 921               1,639               2,315
   Other interest income ..............................            752                 351               1,843               1,086
                                                             ---------           ---------           ---------           ---------
                                                                46,131              35,136             130,476              98,187
                                                             ---------           ---------           ---------           ---------

Interest expense:
   Interest on deposits ...............................         11,392               5,674              29,682              14,423
   Interest on Federal Home Loan Bank advances ........         12,384               7,955              35,131              21,405
   Interest on trust preferred borrowings .............          1,736                 954               3,859               3,633
   Interest on other borrowings .......................          1,499               1,338               3,995               3,620
                                                             ---------           ---------           ---------           ---------
                                                                27,011              15,921              72,667              43,081
                                                             ---------           ---------           ---------           ---------
Net interest income ...................................         19,120              19,215              57,809              55,106
Provision for loan losses .............................            319                 225               1,702               1,576
                                                             ---------           ---------           ---------           ---------
Net interest income after provision for loan losses....         18,801              18,990              56,107              53,530
                                                             ---------           ---------           ---------           ---------

Noninterest income:
   Credit/debit card and ATM income ...................          4,982               3,907              14,000              10,775
   Deposit service charges ............................          2,979               2,676               8,382               7,341
   Bank owned life insurance income ...................          2,401                 499               3,411               1,522
   Investment advisory income .........................            573                 651               1,821               1,878
   Loan fee income ....................................            458                 516               1,292               1,511
   Mortgage banking activities, net ...................            136                 106                 219                 287
   Securities losses ..................................         (1,940)               (609)             (1,981)               (609)
   Other income .......................................            720                 838               2,083               2,449
                                                             ---------           ---------           ---------           ---------
                                                                10,309               8,584              29,227              25,154
                                                             ---------           ---------           ---------           ---------

Noninterest expense:
   Salaries, benefits and other compensation ..........         10,189               9,061              28,802              26,377
   Occupancy expense ..................................          1,387               1,290               4,034               3,829
   Equipment expense ..................................          1,162                 950               3,219               2,887
   Data processing and operations expenses ............            886                 761               2,632               2,670
   Marketing expense ..................................            676                 689               2,017               2,042
   Professional fees ..................................            587                 610               1,349               1,661
   Other operating expense ............................          2,700               2,789               8,708               7,257
                                                             ---------           ---------           ---------           ---------
                                                                17,587              16,150              50,761              46,723
                                                             ---------           ---------           ---------           ---------

Income before minority interest and taxes .............         11,523              11,424              34,573              31,961
Less minority interest ................................              9                  48                  40                 122
                                                             ---------           ---------           ---------           ---------
Income before taxes ...................................         11,514              11,376              34,533              31,839
Income tax provision ..................................          3,511               3,969              11,691              11,076
                                                             ---------           ---------           ---------           ---------
Net Income ............................................      $   8,003           $   7,407           $  22,842           $  20,763
                                                             =========           =========           =========           =========

Earnings per share:
   Basic ..............................................      $    1.20           $    1.12           $    3.45           $    3.02
   Diluted ............................................      $    1.16           $    1.06           $    3.31           $    2.85

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                 September 30,   December 31,
                                                                                     2006           2005
                                                                                  -----------    -----------
                                                                                          (Unaudited)
                                                                            (In Thousands, Except Per Share Data)
Assets:
Cash and due from banks .......................................................   $    67,616    $    59,251
Cash in non-owned ATMs ........................................................       155,257        174,527
Federal funds sold and securities purchased under agreements to resell ........        15,000              -
Interest-bearing deposits in other banks.......................................           628            173
                                                                                  -----------    -----------
   Total cash and cash equivalents ............................................       238,501        233,951
Investment securities held-to-maturity.........................................         4,383          4,806
Investment securities available-for-sale including reverse mortgages ..........        50,216         52,683
Mortgage-backed securities available-for-sale .................................       525,633        608,372
Mortgage-backed securities trading ............................................        12,279         11,951
Loans held-for-sale............................................................           621            436
Loans, net of allowance for loan losses of $26,747 at September 30, 2006
   and $25,381 at December 31, 2005 ...........................................     1,986,982      1,774,858
Bank owned life insurance .....................................................        57,604         54,193
Stock in Federal Home Loan Bank of Pittsburgh, at cost ........................        48,156         46,293
Assets acquired through foreclosure............................................            17             59
Premises and equipment ........................................................        28,075         22,904
Accrued interest receivable and other assets ..................................        47,235         36,246
                                                                                  -----------    -----------

Total assets ..................................................................   $ 2,999,702    $ 2,846,752
                                                                                  ===========    ===========
Liabilities and Stockholders' Equity

Liabilities:
Deposits:
   Noninterest-bearing demand .................................................   $   263,363    $   279,415
   Interest-bearing demand ....................................................       127,861        141,378
   Money market ...............................................................       235,210        209,398
   Savings ....................................................................       238,978        251,675
   Time .......................................................................       308,686        224,853
   Jumbo certificates of deposit - customer ...................................       118,339         87,212
                                                                                  -----------    -----------
      Total customer deposits .................................................     1,292,437      1,193,931
   Other jumbo certificates of deposit ........................................        84,352         40,567
   Brokered certificates of deposit ...........................................       239,361        211,738
                                                                                  -----------    -----------
      Total deposits ..........................................................     1,616,150      1,446,236

Federal funds purchased and securities sold under agreements to repurchase ....        63,400         83,150
Federal Home Loan Bank advances ...............................................       956,755      1,008,721
Trust preferred borrowings ....................................................        67,011         67,011
Other borrowed funds ..........................................................        58,549         36,126
Accrued interest payable and other liabilities ................................        29,407         23,327
                                                                                  -----------    -----------
Total liabilities .............................................................     2,791,272      2,664,571
                                                                                  -----------    -----------

Minority Interest..............................................................            47            206

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
   issued and outstanding......................................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
   15,546,556 at September 30, 2006 and 15,435,630 at December 31, 2005 .......           155            154
Capital in excess of par value ................................................        79,477         74,673
Accumulated other comprehensive loss...........................................        (7,749)        (9,968)
Retained earnings .............................................................       340,386        319,065
Treasury stock at cost, 8,871,469 shares at September 30, 2006 and 8,839,569
   shares at December 31, 2005.................................................      (203,886)      (201,949)
                                                                                  -----------    -----------
Total stockholders' equity ....................................................       208,383        181,975
                                                                                  -----------    -----------
Total liabilities, minority interest and stockholders' equity .................   $ 2,999,702    $ 2,846,752
                                                                                  ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Nine months ended September 30,
                                                                                      ------------------------------
                                                                                           2006           2005
                                                                                        -----------    -----------
                                                                                                (Unaudited)
                                                                                               (In Thousands)
Operating activities:
Net income ..........................................................................   $    22,842    $    20,763
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses ........................................................         1,702          1,576
   Depreciation, accretion and amortization .........................................         3,622          4,598
   (Increase) decrease in accrued interest receivable and other assets ..............       (11,773)           805
   Origination of loans held-for-sale................................................       (17,134)       (32,971)
   Proceeds from sales of loans held-for-sale .......................................        15,216         32,691
   Gain on mortgage banking activity.................................................          (219)          (287)
   Loss on sale of investments ......................................................         1,981            609
   Stock-based compensation expense (net of tax benefit recognized) .................           847              -
   Excess tax benefits from share-based payment arrangements.........................        (1,529)             -
   Minority interest net income .....................................................            40            122
   Increase in accrued interest payable and other liabilities .......................         7,609          8,607
   Loss (gain) on sale of assets acquired through foreclosure........................            44           (119)
   Increase in value of bank-owned life insurance....................................        (3,411)        (1,523)
   Increase in capitalized interest, net.............................................          (562)          (201)
                                                                                        -----------    -----------
Net cash provided by operating activities ...........................................        19,275         34,670
                                                                                        -----------    -----------
Investing activities:
Maturities of investment securities .................................................           440          2,045
Sale of investment securities available-for-sale ....................................        23,950         60,451
Purchase of investments available-for-sale ..........................................       (20,718)       (22,767)
Repayments of mortgage-backed securities held-to-maturity............................             -              4
Repayments of mortgage-backed securities available-for-sale .........................        81,590         85,153
Sales of mortgage-backed securities available-for-sale ..............................        49,412              -
Purchases of mortgage-backed securities available-for-sale ..........................       (47,721)      (163,279)
Repayments of reverse mortgages .....................................................           586            177
Disbursements for reverse mortgages..................................................          (393)          (298)
Purchase of Cypress Capital Management LLC...........................................          (466)          (452)
Sale of loans .......................................................................        10,253            637
Purchase of loans....................................................................        (9,124)        (8,983)
Net increase in loans ...............................................................      (213,036)      (158,515)
Net increase in stock of Federal Home Loan Bank of Pittsburgh........................        (1,863)        (1,717)
Sales of assets acquired through foreclosure, net ...................................            60            619
Purchase of land.....................................................................             -           (925)
Sale of real estate held-for-investment .............................................             -          5,296
Investment in partnership............................................................            23         (1,196)
Investment in premises and equipment, net............................................        (7,687)        (2,589)
                                                                                        -----------    -----------
Net cash used for investing activities ..............................................      (134,694)      (206,339)
                                                                                        -----------    -----------
Financing activities:
Net increase in demand and savings deposits .........................................         5,969        108,243
Net increase in time deposits .......................................................       185,560         66,561
Net decrease in securities sold under agreement to repurchase........................        (9,750)       (48,955)
Net decrease in federal funds purchased..............................................       (10,000)             -
Receipts from FHLB advances .........................................................     6,173,923      5,410,301
Repayments of FHLB advances .........................................................    (6,225,889)    (5,329,482)
Redemption of WSFS Capital Trust I Preferred Securities..............................             -        (51,547)
Issuance of Pooled Floating Rate Capital Securities .................................             -         67,011
Dividends paid on common stock.......................................................        (1,521)        (1,392)
Issuance of common stock and exercise of employee stock options .....................         2,284          2,757
Excess tax benefit from share-based payment arrangements ............................         1,529              -
Purchase of treasury stock, net of reissuance........................................        (1,937)       (40,104)
Decrease in minority interest........................................................          (199)          (161)
                                                                                        -----------    -----------
Net cash provided by financing activities ...........................................       119,969        183,232
                                                                                        -----------    -----------

Increase in cash and cash equivalents ...............................................         4,550         11,563
Cash and cash equivalents at beginning of period ....................................       233,951        193,009
                                                                                        -----------    -----------
Cash and cash equivalents at end of period ..........................................   $   238,501    $   204,572
                                                                                        ===========    ===========
                                                                                           (Continued on next page)

                                       5

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                                        Nine months ended September 30,
                                                                                        ------------------------------
                                                                                             2006            2005
                                                                                        -----------    -----------
                                                                                                 (Unaudited)
                                                                                               (In Thousands)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the year...............................................   $    66,213    $    36,106
Cash paid for income taxes, net .....................................................        10,332          6,727
Loans transferred to assets acquired through foreclosure ............................            62            372
Net change in other comprehensive income ............................................        (2,219)        (4,956)
Transfer of loans held-for-sale to loans ............................................         1,837          1,369

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The consolidated Financial Statements include the accounts of the parent company (WSFS Financial Corporation), Wilmington Savings Fund Society, FSB (Bank or WSFS) and Montchanin Capital Management, Inc. (Montchanin) and its non-wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). WSFS Financial Corporation (Company or Corporation) also has one unconsolidated affiliate, WSFS Capital Trust III (the Trust). WSFS was founded in 1832 and is one of the oldest financial institutions in the country. WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as deposit and cash management services. Lending activities are funded primarily with deposits and borrowings. Deposits are insured to their legal maximum by the Federal Deposit Insurance Corporation (FDIC). WSFS serves customers from its main office, 26 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Montchanin was formed in 2003 to provide asset management products and services in the Bank's primary market area. In January 2005, Montchanin acquired a 80% interest in Cypress and in January 2006, it increased its ownership to 90%. Cypress is a Wilmington based investment advisory firm servicing high net-worth individuals and institutions. The Trust was formed in 2005 to issue Pooled Floating Rate Capital Securities. The Trust invested all of the proceeds from the issuance of the Pooled Floating Rate Capital Securities in Junior Subordinated Debentures of the Corporation.

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

         The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Per Rule 10-01 of Regulation S-X, the Corporation is not required to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Accounting for Stock-Based Compensation

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised
2004), Share-Base Payment (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an Associate is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Corporation adopted SFAS 123R beginning January 1, 2006 using the Modified
Prospective Application Method. This method relates to current and future periods and does not require the restatement of prior periods. The impact of adopting SFAS 123R for the three months ended September 30, 2006, was $301,000 or $0.04 per share, to salaries, benefits and other compensation. The impact of adopting SFAS 123R for the nine months ended September 30, 2006, was $992,000 or $0.12 per share, to salaries, benefits and other compensation.

         The Corporation has stock options outstanding under two plans (collectively, "Stock Incentive Plans") for officers, directors and Associates of the Corporation and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan ("1997 Plan"), was replaced by the 2005 Incentive Plan ("2005 Plan"). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 400,000. At September 30, 2006, there were 168,997 shares available for future grants under the 2005 Plan.

         The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonincentive stock options (collectively, "Stock Options"). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of the Corporation's common stock on the date of the grant. All Stock Options granted during 2006 vest in 20% or 25% per annum increments, start to become exercisable one year from the grant date and expire between five and ten years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Stock Incentive Plans.

         A summary of the status of the Corporation's Stock Incentive Plans and changes during the quarter then ended is presented below:

                                                         At or for the three months                    At or for the three months
                                                  ------------------------------------------       ---------------------------------
                                                          ended September 30, 2006                      ended September 30, 2005
                                                  ------------------------------------------       ---------------------------------
                                                                               Weighted-                                  Weighted-
                                                                                Average                                    Average
                                                                               Exercise                                   Exercise
                                                            Shares              Price                  Shares               Price
                                                            ------              -----                  ------               -----
   Outstanding at beginning of period                      692,523          $    33.02                787,488          $    24.65
   Granted - stock options                                   1,200               61.32                  7,677               55.44
   Granted - restricted shares                              15,228                   -                      7                   -
   Exercised - stock options                               (44,080)              16.31                 (9,590)              15.14
   Forfeited - stock options                                  (410)              61.59                 (2,820)              47.73
                                                           -------                                    -------
   Outstanding at end of period                            664,461               33.41                782,762               24.98

   Exercisable at end of period                            354,635               22.02                451,627               17.21

   Weighted-average fair value
   of stock options granted                             $    20.81                                $     13.26

   Weighted-average fair value
   of restricted shares granted                         $    63.60                                $     56.61


      As of June 30, 2006, 394,930 stock options were exercisable with an intrinsic value of $16.3 million. During the third quarter of 2006, 4,195 options vested with an intrinsic value of $110,000, and a grant date fair value of $9.52 per option. Also during the quarter, 44,080 options were exercised with an intrinsic value of $2.0 million. In addition, 410 vested options were forfeited with an intrinsic value of $433. There were 354,635 exercisable options remaining at September 30, 2006, with an intrinsic value of $14.4 million and a remaining contractual term of 4.9 years. At September 30, 2006 there were 664,461 stock options outstanding with an intrinsic value of $19.5 million and a remaining contractual term of 5.4 years. During the third quarter of 2005, 9,590 options were exercised with an intrinsic value of $408,000 and 2,880 options vested with a grant date fair value of $7.77 per option.

         A summary of the status of the Corporation's Stock Incentive Plans and changes during the nine months then ended is presented below:

                                                          At or for the nine months                    At or for the nine months
                                                  ------------------------------------------       ---------------------------------
                                                            ended September 2006                          ended September 2005
                                                  ------------------------------------------       ---------------------------------
                                                                               Weighted-                                  Weighted-
                                                                                Average                                    Average
                                                                               Exercise                                   Exercise
                                                            Shares              Price                  Shares               Price
                                                            ------              -----                  ------               -----
   Outstanding at beginning of period                       745,949          $    31.60                873,360          $    23.48
   Granted - stock options                                    8,220               62.29                 14,057               56.20
   Granted - restricted shares                               15,244                   -                     22                   -
   Exercised - stock options                               (103,426)              17.58                (98,927)              15.57
   Forfeited - stock options                                 (1,526)              43.99                 (5,750)              34.89
                                                            -------                                    -------
   Outstanding at end of period                             664,461               33.41                782,762               24.98

   Exercisable at end of period                             354,635               22.02                451,627               17.21

   Weighted-average fair value
   of stock options granted                            $      16.84                               $      13.42

   Weighted-average fair value
   of restricted shares granted                        $      63.59                               $      56.43

      Beginning January 1, 2006, 434,144 stock options were exercisable. During the nine months ended September 30, 2006, 24,327 options vested with an intrinsic value of $778,000, and a grant date fair value of $7.99 per option. Also during the first nine months of 2006, 103,426 options were exercised with an intrinsic value of $4.6 million. In addition, 410 vested options were forfeited with an intrinsic value of $433. During the first nine months of 2005, 98,927 options were exercised with an intrinsic value of $4.0 million and 51,770 options vested with a grant date fair value of $5.36 per option.

      The total amount of compensation cost related to nonvested stock options as of September 30, 2006 was $1.5 million. The weighted-average period over which it is expected to be recognized is 1.2 years. The Corporation issues new shares upon the exercise of options.

      The Black-Scholes option-pricing model was used to determine the grant-date fair-value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of between 4.6% and 5.2% in 2006; an expected option life of between three and three-quarter and six and one-half years for all awards; and an expected stock price volatility of between 21.7% and 22.3% in 2006. For the purposes of this option-pricing model, a dividend yield of between 0.4% and 0.5% was used as the expected dividend yield. Prior to adoption of SFAS 123R the Corporation used a graded-vesting schedule to calculate the expense related to stock options. Since the adoption of SFAS 123R the Corporation now uses a straight-line schedule to calculate the expense related to new stock options issued.

      The Black-Scholes and other option-pricing models assume that options are freely tradable and immediately vested. Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by the Company, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

      Prior to adoption of SFAS 123R, SFAS No. 123 Accounting for Stock-Based Compensation, encouraged, but did not require, the adoption of fair-value accounting for stock-based compensation. The Company, as permitted in 2005, had elected not to adopt the fair value accounting provisions of SFAS 123, and had instead continued to apply Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Stock Incentive Plans and to provide the required pro forma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Corporation would have recognized pretax compensation expense of $238,000 and $732,000 for the three and nine months ended September 30, 2005, respectively, related to its Stock Incentive Plans.

      During the third quarter of 2005 and 2006 the Company issued 7 and 15,228 shares, respectively, of restricted stock. During the first nine months of 2005 and 2006 the Company issued 22 and 15,244 shares, respectively, of restricted stock. Restricted stock vests over five years: 0% in the first two years, 25% in the third and fourth years and 50% in the fifth year.

      For comparative purposes, the following table illustrates the effect on net income and earnings per share, for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provision of the SFAS No. 123 to stock-based employee compensation.

                                                                         For the three months      For the nine months
                                                                         ended September 30,       ended September 30,
                                                                         -------------------       -------------------
                                                                                2005                       2005
                                                                                ----                       ----
                                                                             (In Thousands, Except Per Share Data)

Net income, as reported ................................................       $ 7,407                   $ 20,763
   Less:  Total stock-based employee compensation expense
             determined under fair value based methods for all awards,
             net of related tax effects ................................           201                        620
                                                                               -------                   --------
Pro forma net income....................................................       $ 7,206                   $ 20,143

Earnings per share:
Basic:
------
Net income .............................................................       $  1.12                     $ 3.02
   Less:  Total stock-based employee compensation expense
             determined under fair value based methods for all awards,
             net of related tax effects ................................          0.03                       0.09
                                                                               -------                   --------
Pro forma net income....................................................       $  1.09                     $ 2.93

Diluted:
Net income, as reported ................................................       $  1.06                     $ 2.85
   Less:  Total stock-based employee compensation expense
             determined under fair value based methods for all awards,
             net of related tax effects ................................          0.03                       0.08
                                                                               -------                   --------
Pro forma net income....................................................       $  1.03                     $ 2.77

2.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                              For the three months       For the nine months
                                                                               ended September 30,       ended September 30,
                                                                               -------------------       -------------------
                                                                               2006        2005          2006          2005
                                                                               ----        ----          ----          ----
                                                                                   (In Thousands, Except Per Share Data)
Numerator:
Net income ..........................................................         $8,003       $7,407       $22,842       $20,763
                                                                              ======       ======       =======       =======
Denominator:
Denominator for basic earnings per share - weighted average shares...          6,657        6,630         6,626         6,886
Effect of dilutive employee stock options ...........................            258          376           278           390
                                                                              ------       ------       -------       -------
Denominator for diluted earnings per share - adjusted weighted
   average shares and assumed exercise ..............................          6,915        7,006         6,904         7,276
                                                                              ======       ======       =======       =======

Basic earnings per share ............................................         $ 1.20       $ 1.12        $ 3.45        $ 3.02
                                                                              ======       ======       =======       =======

Diluted earnings per share ..........................................         $ 1.16       $ 1.06        $ 3.31        $ 2.85
                                                                              ======       ======       =======       =======

Outstanding common stock equivalents having no dilutive effect ......            101           77           101            76

3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         The Corporation has an interest-rate cap with a notional amount of $50.0 million which limits three-month London InterBank Offered Rate (LIBOR) to 6.00% for ten years ending December 1, 2008. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at September 30, 2006 was $35,000. The cap is considered a free standing derivative and all changes in the fair value of the cap are recorded in the Statement of Operations. During the first nine months of 2006, the Company recognized $555,000 of interest expense, of which $411,000 was the result of the reclassification of the residual amounts related to the hedge that were not reclassified at the time the Corporation refinanced its Trust Preferred Securities in 2005.

         The following depicts the change in fair market value of the Company's derivative for the three and nine months ended:

                                                            For the three months ended September 30
                               --------------------------------------------------------------------------------------------------
                                                    2006                                                2005
                               -----------------------------------------------      ---------------------------------------------
                                      At                             At                   At                            At
                                   July 1,          Change     September 30,            July 1,        Change     September 30,
                                   -------          ------     -------------            -------        ------     -------------
                                                                          (In Thousands)

Interest Rate Cap .........         $ 188          $ (153)          $ 35                 $ 97           $ 48          $ 145

                                                            For the nine months ended September 30
                               --------------------------------------------------------------------------------------------------
                                                    2006                                                2005
                               -----------------------------------------------      ---------------------------------------------
                                      At                             At                   At                            At
                                  January 1,        Change     September 30,          January 1,       Change     September 30,
                                                                          (In Thousands)

Interest Rate Cap .........         $ 125           $ (90)          $ 35                 $ 322         $ (177)        $ 145

4.  COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

                                                                    For the three months    For the nine months
                                                                    ended September 30,     ended September 30,
                                                                    -------------------     -------------------
                                                                                   (In Thousands)
                                                                      2006        2005        2006        2005
                                                                      ----        ----        ----        ----
Net income ....................................................   $  8,003    $  7,407    $ 22,842    $ 20,763

Other Comprehensive Income:

Unrealized holding gains (losses) on securities
     available-for-sale arising during the period .............     16,057      (6,145)      5,073      (7,403)
Tax (expense) benefit .........................................     (6,101)      2,335      (1,927)      2,813
                                                                  --------    --------    --------    --------
Net of tax amount .............................................      9,956      (3,810)      3,146      (4,590)

Unrealized holding gains arising during the
    period on derivative used for cash flow hedge, including
    amounts reclassified into earnings ........................        411         113         465          18
Tax expense ...................................................       (144)        (39)       (164)         (6)
                                                                  --------    --------    --------    --------
Net of tax amount .............................................        267          74         301          12

Reclassification adjustment for losses included in net income .     (1,940)       (609)     (1,981)       (609)
Tax benefit ...................................................        737         231         753         231
                                                                  --------    --------    --------    --------
Net of tax amount .............................................     (1,203)       (378)     (1,228)       (378)
                                                                  --------    --------    --------    --------

Total comprehensive income ....................................   $ 17,023    $  3,293    $ 25,061    $ 15,807
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

6.  SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Corporation has two operating segments at September 30, 2006: WSFS and CashConnect, the ATM division of WSFS.

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

         Reportable segments are business units that are managed separately and offer different services to distinct customer bases. The Corporation evaluates performance based on pre-tax ordinary income relative to resources used, and allocates resources based on these results. Segment information for the three and nine months ended September 30, 2006 and 2005 follows:

                                                             For the three months ended September 30,
                                              ---------------------------------------------------------------------------
                                                              2006                                   2005
                                              ------------------------------------   ------------------------------------
                                                                            (In Thousands)
                                                   WSFS    CashConnect      Total        WSFS     CashConnect      Total
                                                   ----    -----------      -----        ----     -----------      -----
External customer revenues:
     Interest income                          $   46,131   $        -   $   46,131   $   35,136   $        -   $   35,136
     Non-interest income                           6,145        4,164       10,309        5,290        3,294        8,584
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total external customer revenues                  52,276        4,164       56,440       40,426        3,294       43,720
                                              ----------   ----------   ----------   ----------   ----------   ----------
Intersegment revenues:
     Interest income                               2,174            -        2,174        1,208            -        1,208
     Non-interest income                             172          179          351          218          164          382
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment revenues                        2,346          179        2,525        1,426          164        1,590
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total revenue                                     54,622        4,343       58,965       41,852        3,458       45,310
                                              ----------   ----------   ----------   ----------   ----------   ----------
External customer expenses:
     Interest expense                             27,011            -       27,011       15,921            -       15,921
     Non-interest expenses                        16,465        1,122       17,587       15,066        1,084       16,150
     Provision for loan loss                         319            -          319          225            -          225
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total external customer expenses                  43,795        1,122       44,917       31,212        1,084       32,296
                                              ----------   ----------   ----------   ----------   ----------   ----------
Intersegment expenses:
     Interest expense                                  -        2,174        2,174            -        1,208        1,208
     Non-interest expenses                           179          172          351          164          218          382
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment expenses                          179        2,346        2,525          164        1,426        1,590
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                                    43,974        3,468       47,442       31,376        2,510       33,886
                                              ----------   ----------   ----------   ----------   ----------   ----------

Income before taxes and extraordinary items   $   10,648   $      875       11,523   $   10,476   $      948       11,424

Less minority interest                                                           9                                     48
Income tax provision                                                         3,511                                  3,969
                                                                        ----------                             ----------
Consolidated net income                                                 $    8,003                             $    7,407
                                                                        ==========                             ==========

Cash and cash equivalents                     $   83,244   $  155,257   $  238,501   $   61,283   $  143,289   $  204,572
Other segment assets                           2,748,279       12,922    2,761,201    2,500,099        6,610    2,506,709
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total segment assets                          $2,831,523   $  168,179   $2,999,702   $2,561,382   $  149,899   $2,711,281
                                              ==========   ==========   ==========   ==========   ==========   ==========

Capital expenditures                          $    2,389   $      174   $    2,563   $    1,827   $      125   $    1,952


                                                              For the nine months ended September 30,
                                              ---------------------------------------------------------------------------
                                                              2006                                   2005
                                              ------------------------------------   ------------------------------------
                                                                            (In Thousands)
                                                   WSFS    CashConnect      Total        WSFS     CashConnect      Total
                                                   ----    -----------      -----        ----     -----------      -----
External customer revenues:
     Interest income                          $  130,476   $        -   $  130,476   $   98,187   $        -   $   98,187
     Non-interest income                          17,598       11,629       29,227       16,203        8,951       25,154
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total external customer revenues                 148,074       11,629      159,703      114,390        8,951      123,341
                                              ----------   ----------   ----------   ----------   ----------   ----------
Intersegment revenues:
     Interest income                               5,976            -        5,976        3,001            -        3,001
     Non-interest income                             508          519        1,027          592          498        1,090
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment revenues                        6,484          519        7,003        3,593          498        4,091
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total revenue                                    154,558       12,148      166,706      117,983        9,449      127,432
                                              ----------   ----------   ----------   ----------   ----------   ----------
External customer expenses:
     Interest expense                             72,667            -       72,667       43,081            -       43,081
     Non-interest expenses                        47,750        3,011       50,761       43,943        2,780       46,723
     Provision for loan loss                       1,702            -        1,702        1,576            -        1,576
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total external customer expenses                 122,119        3,011      125,130       88,600        2,780       91,380
                                              ----------   ----------   ----------   ----------   ----------   ----------
Intersegment expenses:
     Interest expense                                  -        5,976        5,976            -        3,001        3,001
     Non-interest expenses                           519          508        1,027          498          592        1,090
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total intersegment expenses                          519        6,484        7,003          498        3,593        4,091
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                                   122,638        9,495      132,133       89,098        6,373       95,471
                                              ----------   ----------   ----------   ----------   ----------   ----------

Income before taxes and extraordinary items   $   31,920   $    2,653       34,573   $   28,885   $    3,076   $   31,961

Less minority interest                                                          40                                    122
Income tax provision                                                        11,691                                 11,076
                                                                        ----------                             ----------
Consolidated net income                                                 $   22,842                             $   20,763
                                                                        ==========                             ==========

Cash and cash equivalents                     $   83,244   $  155,257   $  238,501   $   61,283   $  143,289   $  204,572
Other segment assets                           2,748,279       12,922    2,761,201    2,500,099        6,610    2,506,709
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total segment assets                          $2,831,523   $  168,179   $2,999,702   $2,561,382   $  149,899   $2,711,281
                                              ==========   ==========   ==========   ==========   ==========   ==========

Capital expenditures                          $    7,312   $      369   $    7,681   $    2,926   $      465   $    3,391


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

         As is customary in such sales, WSFS provides indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by WSFS. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During the third quarter of 2006, the Company made no repurchases of any loans sold in the secondary market.

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

         At September 30, 2006, there were nineteen variable-rate to fixed-rate swap transactions between the third party financial institution and customers of WSFS, compared to eighteen at December 31, 2005. The initial notional amount aggregated approximately $65.2 million at September 30, 2006 compared with $57.9 million at December 31, 2005, with maturities ranging from approximately one to ten years. The aggregate market value of these swaps to the customers was an asset of $225,000 at September 30, 2006 and $98,600 at December 31, 2005. The amount of liability recorded by the Company for these guarantees that were in a liability position at September 30, 2006 and December 31, 2005 was $6,000 and $8,000, respectively. This amount represented the fair market value of the guarantee to perform under the terms of the swap agreements.


8.  ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

         The Corporation shares certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for the Corporation.

         The Corporation accounts for its obligations under the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 106 requires that the costs of these benefits be recognized over an Associate's active working career. Disclosures are in accordance with SFAS No. 132 (Revised), Employer's Disclosure About Pensions and Other Postretirement Benefits (SFAS 132R) that standardized the applicable disclosure requirements.

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

         The following disclosures of the net periodic benefit cost components of post-retirement benefits are in accordance with SFAS 132R and were measured at January 1, 2006:

                                                   Three months ended September 30,           Nine months ended September 30,
                                                   --------------------------------           -------------------------------
                                                        2006               2005                  2006                2005
                                                        ----               ----                  ----                ----
Service cost...............................             $ 27               $ 26                 $  81               $  80
Interest cost..............................               23                 31                    70                  91
Amortization of transition obligation......               15                 15                    45                  45
Net loss recognition.......................                -                  4                     -                  12
                                                        ----               ----                 -----               -----
         Net periodic benefit cost.........             $ 65               $ 76                 $ 196               $ 228
                                                        ====               ====                 =====               =====


Supplemental Pension Plan

         The Corporation provided a nonqualified plan that gave credit for 25 years of service based on the qualified plan formula. This plan is provided to two retired executives of the Corporation. The plan is no longer being provided to Associates of the Corporation. Unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is recognized immediately as a component of net periodic benefit cost.

         The following disclosures of the net periodic benefit cost components of a supplemental pension plan are in accordance with SFAS 132R and were measured at January 1, 2006:

                                                   Three months ended September 30,           Nine months ended September 30,
                                                   --------------------------------           -------------------------------
                                                        2006               2005                  2006                2005
                                                        ----               ----                  ----                ----
Interest cost..............................             $ 11               $ 11                  $ 33                $ 33
Net loss recognition.......................               15                  6                    43                  18
                                                        ----               ----                  ----                ----
         Net periodic benefit cost.........             $ 26               $ 17                  $ 76                $ 51
                                                        ====               ====                  ====                ====

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

         WSFS provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit, cash management and wealth management services. Lending activities are funded primarily with deposits and borrowings. The Federal Deposit Insurance Corporation (FDIC) insures deposits to their legal maximum. WSFS serves customers from its main office and 26 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Wealth management services include: WSFS Investment Group, Inc., Montchanin Capital Management, Inc. (Montchanin) and an investment management and trust services group.

         The Corporation has two consolidated subsidiaries, WSFS and Montchanin. The Corporation also has one unconsolidated affiliate, WSFS Capital Trust III. Fully-owned consolidated subsidiaries of WSFS include WSFS Investment Group, Inc. which markets various third-party insurance products and securities in conjunction with WSFS, and WSFS Reit, Inc., which holds qualifying real estate assets and may be used in the future to raise capital.

         Montchanin has one consolidated non-wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). Cypress, a 90% owned subsidiary, is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. Cypress has more than $429 million in assets under management at September 30, 2006.

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

         The Corporation maintains a loss contingency for standby letters of credit and charges losses to this reserve when such losses are realized. The determination of the loss contingency for standby letters of credit requires significant judgement reflecting management's best estimate of probable losses. The balance in this reserve at September 30, 2006 was $715,000.

         The Bank, as successor to originators of reverse mortgages is, from time to time, involved in arbitration or litigation with various parties including borrowers or the heirs of borrowers. Because reverse mortgages are a relatively new and uncommon product, there can be no assurances about how the courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of the Bank's reverse mortgage obligations.

Deferred Taxes

         The Corporation accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has assessed the Company's valuation allowances on deferred income taxes resulting from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

         Total assets increased $153.0 million during the nine months ended September 30, 2006. During the first nine months of 2006, net loans grew $212.1 million, or 12%, to $2.0 billion, reflecting the continued strong growth in commercial and commercial real estate loans, which amounted to $169.3 million. Residential and consumer loans grew by $24.4 million and $19.7 million respectively. Cash and cash equivalents increased by $5.0 million. Mortgage-backed securities (MBS) decreased by $82.4 million. This decrease was due to a $51.4 million sale of mortgage-backed securities and repayments.

         During the third quarter of 2006 the Company transferred $3.0 million of mortgage loans to a third party through a securitization transaction in order to transform these mortgage loans into investment securities, receiving MBS with an equivalent notional amount in exchange. Those MBS are collateralized by the same mortgage loans that the Company transferred to the third party. The Federal Home Loan Mortgage Corporation backs the MBS.

         Total liabilities increased $126.7 million between December 31, 2005 and September 30, 2006, to $2.8 billion, mainly due to a $169.9 million, or 12%, increase in deposits. This included increases of $98.5 million in customer deposits, $43.8 million in other jumbo certificates of deposit (primarily municipal deposits), and $27.6 million in brokered certificates of deposits. The incremental increases in other jumbo certificates of deposit and brokered certificates of deposit were used to fund the strong loan growth during the first nine months of 2006. Federal Home Loan Bank (FHLB) advances decreased $52.0 million. This decrease in FHLB advances was mainly due to using excess funds from the sale of mortgage-backed securities to repay advances.

Capital Resources

         Stockholders' equity increased $26.4 million between December 31, 2005 and September 30, 2006. This increase was mainly due to net income of $22.8 million and an increase of $4.8 million from the issuance of common stock and exercise of employee stock options. Other comprehensive loss decreased by $2.2 million during the first nine months of 2006 due in part to an increase in the fair value of securities available-for-sale. In addition, the Corporation purchased 31,900 shares of its common stock for $1.9 million ($60.72 per share average). Finally, the Corporation declared cash dividends totaling $1.5 million during the nine months ended September 30, 2006.

Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of September 30, 2006 (dollars in thousands):

                                                                                                         To be Well-Capitalized
                                                                                                         Under Prompt Corrective
                                                 Consolidated                   For Capital                 Action Provisions
                                                 Bank Capital                Adequacy Purposes
                                           --------------------------    ---------------------------    --------------------------
                                                            % of                           % of                          % of
                                              Amount       Assets           Amount        Assets          Amount        Assets
                                              ------       ------           ------        ------          ------        ------
Total Capital
   (to Risk-Weighted Assets) ........        $293,604        13.32%        $176,360        8.00%          $220,450      10.00%
Core Capital (to Adjusted
   Total Assets) ....................         269,194         8.96          120,145        4.00            150,182       5.00
Tangible Capital (to Tangible
   Assets) ..........................         269,194         8.96           45,054        1.50                N/A        N/A
Tier 1 Capital (to Risk-Weighted
   (Assets) .........................         269,194        12.21           88,180        4.00            132,270       6.00


         Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 2006 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

Liquidity

         The Company manages its liquidity risk and funding needs through its treasury function and its Asset/Liability Committee. The Company has a policy that separately addresses liquidity and management monitors the Company's adherence to policy limits. One measure of the Company's liquidity is the ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year, which was 8.5% at September 30, 2006, compared with 6.4% at June 30, 2006. Both of these ratios were in excess of the policy minimum. Also, liquidity risk management is a primary area of examination by the OTS. The Company complies with guidance promulgated under Thrift Bulletin 77 that requires thrift institutions to maintain adequate liquidity to assure safe and sound operations.

         As a financial institution, the Bank has ready access to several sources to fund growth and meet its liquidity needs. Among these are: net income, deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements and the brokered deposit market. The Bank's branch expansion is intended to enter the Company into new, but contiguous, markets, attract new customers and provide funding for its business loan growth. In addition, the Company has a large portfolio of high-quality, liquid investments, primarily short-duration, AAA-rated, mortgage-backed securities and Agency notes that are positioned to provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

         During the nine months ended September 30, 2006, net loan growth resulted in the use of $211.9 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. While the Company's loan to deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings, primarily through the Federal Home Loan Bank of Pittsburgh.

         During the nine months ended September 30, 2006, $19.3 million in cash was provided by operating activities, while $6.0 million in cash was provided through the net increase in demand and savings deposits and $185.6 million in cash through the net increase in time deposits. During this period, cash and cash equivalents increased $4.6 million to $238.5 million.

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


                                                                                 September 30,         December 31,
                                                                                     2006                  2005
                                                                               ------------------    ------------------
                                                                                           (In Thousands)
Nonaccruing loans:
      Commercial ......................................................               $ 2,203              $   925
      Consumer ........................................................                   279                  155
      Commercial mortgage .............................................                   770                  727
      Residential mortgage ............................................                 2,244                1,567
      Construction ....................................................                     -                   36
                                                                                      -------              -------

Total nonaccruing loans ...............................................                 5,496                3,410
Assets acquired through foreclosure ...................................                    17                   59
                                                                                      -------              -------

Total nonperforming assets ............................................               $ 5,513              $ 3,469
                                                                                      =======              =======

Past due loans:
      Residential mortgages ...........................................               $   276              $   327
      Commercial and commercial mortgages .............................                     -                    -
      Consumer ........................................................                    13                   59
                                                                                      -------              -------

Total past due loans ..................................................               $   289              $   386
                                                                                      =======              =======

Ratios:
      Nonaccruing loans to total loans (1) ............................                  0.27%                0.19%
      Allowance for loan losses to gross loans (1) ....................                  1.33%                1.41%
      Nonperforming assets to total assets ............................                  0.18%                0.12%
      Loan loss allowance to nonaccruing loans (2) ....................                   477%                 709%
      Loan and foreclosed asset allowance to total
         nonperforming assets (2) .....................................                   476%                 697%

(1) Total loans exclude loans held for sale.
(2) The applicable allowance represents general valuation allowances only.

         Nonperforming assets increased $2.0 million between December 31, 2005 and September 30, 2006. Nonaccruing commercial loans increased primarily from the third quarter transfer of a $1.3 million loan into this category. Nonaccruing residential mortgage loans increased $677,000 primarily from the third quarter addition of two large residential mortgages, partially offset by charge-offs and accrual transfers. Assets acquired through foreclosure decreased $42,000 as a result of a residential property sale. An analysis of the change in the balance of nonperforming assets is presented on the following page.

                                                          For the nine
                                                          months ended              For the year ended
                                                       September 30, 2006           December 31, 2005
                                                                      (In Thousands)
Beginning balance ..................................          $ 3,469                   $ 4,613
      Additions ....................................            4,388                     5,062
      Collections ..................................           (1,935)                   (4,467)
      Transfers to accrual/restructured status .....             (247)                     (398)
      Charge-offs / write-downs, net ...............             (162)                   (1,341)
                                                              -------                    -------

Ending balance .....................................          $ 5,513                    $ 3,469
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is the Corporation's primary tool for achieving its asset/liability management strategies. Management regularly reviews the interest-rate sensitivity of the Corporation and adjusts the sensitivity within acceptable tolerance ranges established by management. At September 30, 2006, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $35.3 million. The Corporation's interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased to 98% at September 30, 2006 compared to 97% at June 30, 2006. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -1.18% at September 30, 2006 from -1.92% at June 30, 2006. The change in sensitivity since June 30, 2006 is the result of the current interest rate environment and the Corporation's continuing effort to effectively manage interest rate risk. Interest rate-sensitive assets of the Corporation excluded cash flows of discontinued operations as well as the interest rate-sensitive funding for these assets.

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below is the estimated impact of immediate changes in interest rates on the Company's net interest margin and net portfolio value ratio at the specified levels at September 30, 2006 and 2005, calculated in compliance with Thrift Bulletin No. 13a:

                                                At September 30,
                   ----------------------------------------------------------------------
                                   2006                              2005
                   -----------------------------------  ---------------------------------
     Change in        % Change in                        % Change in
   Interest Rate      Net Interest      Net Portfolio    Net Interest     Net Portfolio
   (Basis Points)      Margin (1)      Value Ratio (2)    Margin (1)     Value Ratio (2)
   --------------      ----------      ---------------    ----------     ---------------

        +300                3%              8.55%              2%             7.77%
        +200                2%              9.15%              1%             8.21%
        +100                1%              9.82%              1%             8.56%
           0                0%              9.97%              0%             8.82%
        -100               -2%             10.24%             -2%             8.91%
        -200               -6%             10.66%             -6%             8.65%
        -300              -10%             10.72%            -11%             8.29%


(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Results of Operations

         The Corporation recorded net income of $8.0 million or $1.16 per diluted share for the third quarter of 2006. This compares to $7.4 million or $1.06 per diluted share for the same quarter last year. Significant items impacting the third quarter of 2006 were $1.8 million in unanticipated non-taxable income related to the Bank's investment in bank-owned life insurance
(BOLI), or $0.26 per share and a $1.9 million loss on the sale of MBS, or $0.18 per share.

         Net income for the nine months ended September 30, 2006 was $22.8 million or $3.31 per diluted share. This compares to $20.8 million or $2.85 per diluted share for the comparable period last year. Earnings for the nine months ended June 30, 2006 were also impacted by the income related to the Bank's investment in BOLI and the loss on the sale of MBS, discussed above. Significant items impacting the nine months ended September 30, 2005 include the refinancing of $51.5 million of Trust Preferred Securities, resulting in a non-cash charge, of $1.1 million, or $0.10 per share.

Net Interest Income

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                            Three months ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                                       2006                                      2005
                                                   ----------------------------------------    -------------------------------------
                                                          Average    Interest &     Yield/           Average   Interest &    Yield/
                                                          Balance    Dividends     Rate (1)          Balance   Dividends    Rate (1)
                                                          -------    ---------     --------          -------   ---------    --------
                                                                                      (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
   Commercial real estate loans ..................     $  639,307      $13,537      8.47%        $  589,703      $10,450       7.09%
   Residential real estate loans .................        491,223        6,798      5.54            430,871        5,587       5.19
   Commercial loans ..............................        601,763       12,294      8.18            451,532        7,554       6.79
   Consumer loans ................................        262,600        4,938      7.46            221,706        3,787       6.78
                                                       ----------      -------                   ----------      -------
      Total loans ................................      1,994,893       37,567      7.59          1,693,812       27,378       6.53
Mortgage-backed securities (4) ...................        593,589        7,186      4.84            576,779        6,445       4.47
Loans held-for-sale (3) ..........................          1,185           10      3.38              2,462           41       6.66
Investment securities (4) (5) ....................         52,935          616      4.65            100,523          921       3.66
Other interest-earning assets ....................         55,668          752      5.36             48,155          351       2.89
                                                       ----------      -------                   ----------      -------
      Total interest-earning assets ..............      2,698,270       46,131      6.88          2,421,731       35,136       5.85
Allowance for loan losses ........................        (26,938)     -------                      (25,215)     -------
Cash and due from banks ..........................         57,372                                    53,121
Cash in non-owned ATMs ...........................        158,396                                   138,543
Bank owned life insurance ........................         55,414                                    53,389
Other noninterest-earning assets .................         63,607                                    54,602
                                                       ----------                                ----------
      Total assets ...............................     $3,006,121                                $2,696,171
                                                       ==========                                ==========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
   Interest-bearing demand .......................     $  121,160          229      0.75%        $  116,518           71       0.24%
   Money market ..................................        227,285        2,080      3.63            183,279        1,025       2.22
   Savings .......................................        241,823          667      1.09            268,880          265       0.39
   Customer time deposits ........................        415,792        4,183      3.99            287,925        2,085       2.87
                                                       ----------      -------                   ----------      -------
      Total interest-bearing customer deposits....      1,006,060        7,159      2.82            856,602        3,446       1.60
   Other jumbo certificates of deposits ..........         77,255        1,039      5.34             46,430          383       3.27
   Brokered certificates of deposit ..............        238,983        3,194      5.30            206,331        1,845       3.55
                                                       ----------      -------                   ----------      -------
      Total interest-bearing deposits ............      1,322,298       11,392      3.42          1,109,363        5,674       2.03
FHLB of Pittsburgh advances ......................      1,002,001       12,384      4.84            894,331        7,955       3.48
Trust preferred borrowings .......................         67,011        1,736     10.14             67,011          954       5.57
Other borrowed funds .............................        123,377        1,499      4.86            166,268        1,338       3.22
                                                       ----------      -------                   ----------      -------
      Total interest-bearing liabilities .........      2,514,687       27,011      4.30          2,236,973       15,921       2.85
Noninterest-bearing demand deposits...............        265,594      -------                      254,807      -------
Other noninterest-bearing liabilities ............         25,970                                    20,691
Minority interest ................................             68                                       201
Stockholders' equity .............................        199,802                                   183,499
                                                       ----------                                ----------
      Total liabilities and stockholders' equity..     $3,006,121                                $2,696,171
                                                       ==========                                ==========
Excess of interest-earning over
   interest bearing liabilities ..................     $  183,583                                $  184,758
                                                       ==========                                ==========
Net interest and dividend income .................                     $19,120                                   $19,215
                                                                       =======                                   =======
Interest rate spread .............................                                  2.58%                                      3.00%
                                                                                    ====                                       ====
Net interest margin ..............................                                  2.88%                                      3.22%
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

                                                                             Nine months ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                                    2006                                        2005
                                                   ----------------------------------------    -------------------------------------
                                                         Average    Interest &     Yield/          Average     Interest &    Yield/
                                                         Balance    Dividends     Rate (1)         Balance     Dividends    Rate (1)
                                                         -------    ---------     --------         -------     ---------    --------
                                                                                      (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
   Commercial real estate loans .................     $  627,838     $ 38,157      8.10%          $  571,211     $28,611       6.68%
   Residential real estate loans ................        480,609       19,698      5.46              432,566      16,691       5.14
   Commercial loans .............................        567,265       33,085      7.89              423,918      19,729       6.40
   Consumer loans ...............................        257,172       14,031      7.29              217,631      10,888       6.69
                                                      ----------     --------                     ----------     -------
      Total loans ...............................      1,932,884      104,971      7.30            1,645,326      75,919       6.22
Mortgage-backed securities (4) ..................        611,454       21,989      4.79              567,967      18,763       4.40
Loans held-for-sale (3) .........................          1,023           34      4.43                2,360         104       5.88
Investment securities (4) (5) ...................         55,102        1,639      3.97               98,405       2,315       3.14
Other interest-earning assets ...................         52,279        1,843      4.71               47,854       1,086       3.03
                                                      ----------     --------                     ----------     -------
      Total interest-earning assets .............      2,652,742      130,476      6.60            2,361,912      98,187       5.49
Allowance for loan losses .......................        (26,288)    --------                        (24,814)    -------
Cash and due from banks .........................         54,767                                      53,078
Cash in non-owned ATMs ..........................        153,522                                     129,870
Bank owned life insurance .......................         54,884                                      52,881
Other noninterest-earning assets ................         61,928                                      54,278
                                                      ----------                                  ----------
      Total assets ..............................     $2,951,555                                  $2,627,205
                                                      ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
   Interest-bearing demand ......................     $  122,618          531      0.58%          $  108,955         196       0.24%
   Money market .................................        227,340        5,772      3.39              162,595       2,362       1.94
   Savings ......................................        242,797        1,622      0.89              278,276         816       0.39
   Customer time deposits .......................        367,891       10,367      3.77              284,305       5,817       2.74
                                                      ----------     --------                     ----------     -------
      Total interest-bearing customer deposits...        960,646       18,292      2.55              834,131       9,191       1.47
   Other jumbo certificates of deposits .........         73,959        2,736      4.95               43,591         957       2.94
   Brokered certificates of deposit .............        236,787        8,654      4.89              181,857       4,275       3.14
                                                      ----------     --------                     ----------     -------
      Total interest-bearing deposits ...........      1,271,392       29,682      3.12            1,059,579      14,423       1.82
FHLB of Pittsburgh advances .....................      1,014,156       35,131      4.57              868,090      21,405       3.25
Trust preferred borrowings ......................         67,011        3,859      7.59               61,630       3,633       7.77
Other borrowed funds ............................        119,468        3,995      4.46              179,087       3,620       2.70
                                                      ----------     --------                     ----------     -------
      Total interest-bearing liabilities ........      2,472,027       72,667      3.92            2,168,386      43,081       2.65
Noninterest-bearing demand deposits                      264,233     --------                        248,899     -------
Other noninterest-bearing liabilities ...........         23,205                                      17,554
Minority interest ...............................             95                                         207
Stockholders' equity ............................        191,995                                     192,159
                                                      ----------                                  ----------
      Total liabilities and stockholders' equity.     $2,951,555                                  $2,627,205
                                                      ==========                                  ==========
Excess of interest-earning over
   Interest bearing liabilities .................     $  180,715                                  $  193,526
                                                      ==========                                  ==========
Net interest and dividend income ................                     $57,809                                    $55,106
                                                                      =======                                    =======
Interest rate spread ............................                                  2.68%                                       2.94%
                                                                                   ====                                        ====
Net interest margin .............................                                  2.95%                                       3.16%
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

         Net interest income for the third quarter of 2006 was $19.1 million compared to $19.2 million for the same quarter in 2005. Higher loan and higher MBS volumes were offset by higher volumes and yields on liabilities. The yield on earning assets was higher in the third quarter of 2006 compared to the third quarter of 2005. The yield on loans increased 1.06% from 6.53% in the third quarter of 2005 to 7.59% in the third quarter of 2006, while the yield on MBS increased 0.37% for the same period. The increases in the yields were due to the higher overall level of market interest rates as the Federal Reserve continued raising short-term interest rates through 2005 and into 2006. The net interest margin for the third quarter of 2006 was 2.88%, a decrease from the third quarter 2005 which was 3.22%. Rates on interest-bearing liabilities rose 1.45% during the third quarter versus 2005.

         The net interest margin for the third quarter of 2006 was negatively affected by 6 basis points due to a non-cash charge related to trust preferred borrowings ($411,000). This amount is related to hedge accounting at the time the Company refinanced its trust preferred securities in 2005 and is in addition to the non-cash charge related to the unamortized issuance costs recorded at that time. Without this charge the margin would have been 2.94%.

         Net interest income for the nine-month period ending September 30, 2006 was $57.8 million compared with $55.1 million for the same period in 2005. The increase in net interest income was driven by higher loan and MBS volumes. The yield on loans increased 1.08% and the yield on MBS increased 0.39%. The net interest margin for the first nine months of 2006 was 2.95%, compared with 3.16% for the same period in 2005.

         The net interest margin for the nine months ended September 30, 2006 was negatively affected by 2 basis points due to the charge related to trust preferred hedge accounting referenced above. Without this charge the margin would have been 2.97% for the nine months ended September 30, 2006.

         The net interest margin for the nine months ended September 30, 2005 was negatively affected by 6 basis points due to the redemption of $51.5 million of WSFS Capital Trust I Securities, which carried an interest rate of the London InterBank Offered Rate (LIBOR) plus 250 basis points. In conjunction with this redemption, the Company issued $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities, which carry an interest rate of LIBOR plus 177 basis points. In connection with the refinancing, the Company recognized a $1.1 million non-cash charge to interest expense from the write-down of the unamortized debt issuance costs of the called securities. Without this charge the margin would have been 3.22 % for the nine months ended September 30, 2005.

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

         The formula allowances for commercial and commercial real estate loans are calculated by applying loss factors to outstanding loans in each case based on the internal risk grade of loans derived from analysis of both the probability of default and the probability of loss should default occur. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors by risk grade have a basis in WSFS' historical default experience for such loans and an assessment of the probability of default. Loss adjustment factors are applied based on criteria discussed below.

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

         WSFS' loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such losses. The provision for loan losses increased from $1.6 million for the first nine months of 2005 to $1.7 million for the first nine months of 2006, primarily the result of continued loan growth, despite continued positive trends in asset quality.

         During the third quarter the provision for loan losses was also affected by a change in estimates used in the calculation. The change is the result of continued analysis of the Corporation's loss experience on commercial loans and the Corporation's consideration of proposed regulatory guidance and professional studies on the classification of commercial credits to change its estimates. This change combines an estimate of the probability of default for each of the Corporation's classified loan grades with an estimate of loss should an event of default occur. The estimate of loss further segments classified loan grades into sub-grades with unique factors. Management believes this analysis better estimates losses currently in its loan portfolio. These changes resulted in a reduction to the provision for loan losses of $1.8 million or $0.17 per share.

The Corporation maintains allowances for credit losses and charges losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

         The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

                                                          Nine months ended      Nine months ended
                                                          September 30, 2006     September 30, 2005
                                                          ------------------     ------------------
                                                                    (Dollars in Thousands)

Beginning balance .......................................      $ 25,381               $ 24,222
Provision for loan losses................................         1,702                  1,576

Charge-offs:
      Residential real estate ...........................            70                     38
      Commercial real estate (1) ........................             -                      -
      Commercial ........................................           145                    746
      Overdrafts (2).....................................           257                      -
      Consumer ..........................................           365                    434
                                                               --------               --------
         Total charge-offs ..............................           837                  1,218
                                                               --------               --------
Recoveries:
      Residential real estate ...........................            14                     58
      Commercial real estate (1) ........................           166                     42
      Commercial ........................................           189                    155
      Consumer ..........................................           132                     98
                                                               --------               --------
         Total recoveries ...............................           501                    353
                                                               --------               --------

Net charge-offs .........................................           336                    865
                                                               --------               --------
Ending balance ..........................................      $ 26,747               $ 24,933
                                                               ========               ========

Net charge-offs to average gross loans
   outstanding, net of unearned income (3) ..............          0.02%                  0.07%
                                                               ========               ========

(1)  Includes commercial mortgage and construction loans.
(2) Prior to April 2006 overdraft charge-offs were recognized in other operating expense.
(3) Ratio for nine months ended September 30, 2006 and September 30, 2005 are annualized.

Noninterest Income

         Noninterest income for the quarter ended September 30, 2006 was $10.3 million compared to $8.6 million for the third quarter of 2006, an increase of $1.7 million or 20%. Noninterest income for the quarter was impacted by a gain of $1.9 million in unanticipated income related to the Bank's investment in BOLI. In addition, there was an increase of $1.1 million in card and ATM income due to increased volumes of cash in non-owned ATMs and higher rates earned on this cash during the quarter. Deposit service charges also increased $303,000 mainly due to an increase in deposit accounts resulting from the continued success of the Company's personal and business checking initiatives begun during the third quarter of 2004. Partially offsetting these increases was a loss of

$1.9 million on the sale of $51.4 million of below-market yielding MBS as part of the Company's efforts to improve its earning asset mix and return on assets.

         For the nine months ended September 30, 2006, noninterest income was $29.2 million, an increase of $4.0 million over the same period in 2005. Consistent with the year over year trend, this increase was mainly due to increases in card and ATM income at CashConnect and deposit service charges. The nine-months ended September 30, 2006 also included the gain related to BOLI and the loss on the sale of MBS mentioned above.

Noninterest Expense

         For the quarter ended September 30, 2006, noninterest expense was $17.6 million compared to $16.2 million for the same period in 2005, an increase of $1.4 million or 9%. Increases in salaries, benefits and other compensation as well as data processing expense contributed to the additional expense. Both were the result of the Bank's continued growth efforts as the number of full-time Associates increased from 512 at September 30, 2005 to 592 at September 30, 2006. The increase in salaries, benefits and other compensation also includes $301,000 of expense related to stock options. As of January 1, 2006 the Corporation implemented SFAS No. 123 (revised 2004), Share-Base Payment (SFAS
123R), which requires that share-based payments to participants, including grants of stock options, be recognized as compensation expense in the income statement based on their fair values.

         Noninterest expense for the nine months ended September 30, 2006 was $50.8 million, an increase of $4.0 million over the $46.7 million reported for the same period in 2005. This increase was mainly due to salaries, benefits and other compensation. These expenses increased primarily due to the Company's continued growth efforts including branch expansion, renovation initiatives, and the recently formed Wealth Management division. In addition, and consistent with the discussion above, the increase in salaries, benefits and other compensation was impacted by expense related to stock options which resulted from the implementation of SFAS 123R.

         The Corporation's stock option plans contain provisions which accelerate vesting of stock options upon retirement. SFAS 123R requires accelerated expensing of option awards to participants who are or will become eligible for retirement under those plans. There are a number of participants who qualify for this accelerated vesting. Had the Corporation been subject to SFAS 123R at the time of the Corporation's award in December 2005, it would have expensed $309,000, or $0.03 per share related to awards granted to retirement-eligible participants. Historically, the Corporation awards options in the fourth quarter of each year and expects this practice to continue.

Income Taxes

         The Corporation and its subsidiaries, with the exception of WSFS Reit, Inc., file a consolidated Federal income tax return and separate state income tax returns. WSFS Reit, Inc. files a separate Federal and state income tax return. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." The Corporation recorded a provision for income taxes during the three and nine months ended September 30, 2006 of $3.5 million and $11.7 million, respectively, compared to an income tax provision of $4.0 million and $11.1 million for the same periods in 2005. The effective tax rates for the three and nine month periods ended September 30, 2006 were 31% and 34%, respectively, compared to 35% for the comparable periods in 2005. This decreased effective tax rate was primarily due to the receipt of $1.9 million tax-free death benefit pursuant to the BOLI plan in September 2006, partially offset by the non-deductibility of stock option expense related to incentive stock options in accordance with SFAS 123R.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips are not subject to the requirements of SFAS 133. In addition, it establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 becomes effective in fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Corporation's Consolidated Financial Statements.

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

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Corporation has not yet determined the impact on its Consolidated Financial Statements, if any, that would result as a consequence of adopting this Statement in 2008.

         Also in  September  2006,  the FASB  issued  SFAS No.  158,  Employers'
Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106, and 132(R). This Statement requires recognition of the funded status of a benefit plan and other postretirement plans in the statement of financial position. The Statement also requires recognition in other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal years ending after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Corporation has not yet determined the impact on its Consolidated Financial Statements, if any, that would result as a consequence of adopting this Statement in 2006.

         In addition, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in September 2006. This Statement provides SEC staff views on diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. These prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Corporation has not yet determined the impact on its Consolidated Financial Statements, if any, that would result as a consequence of adopting this Statement in 2006.

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          The Company is not engaged in any legal proceedings of a material nature at September 30, 2006. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

          The following table lists purchases of the Company's Common Stock during the third quarter of 2006.

                                                               Total                      Total Number of        Maximum Number
                                                               Number        Average      Shares Purchased     of Shares that May
                                                              of Shares    Price Paid   As Part of Publicly     Yet Be Purchased
                                                              Purchased     Per Share     Announced Plans       Under the Plans
                                                              ---------     ---------     ---------------       ---------------

          July 1, to July 31, 2006                                 0           $0.00                     0               637,500

          August 1, to August 31, 2006                        19,400          $60.39                19,400               618,100

          September 1, to September 30, 2006                       0           $0.00                     0               618,100

          Total for the quarter ended September 30, 2006      19,400          $60.39
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



                                       WSFS FINANCIAL CORPORATION





Date:  November 7, 2006                /s/ Marvin N. Schoenhals
                                           -------------------------------------
                                           Marvin N. Schoenhals
                                           President and Chief Executive Officer






Date:  November 7, 2006                /s/ Stephen A. Fowle
                                           -------------------------------------
                                           Stephen A. Fowle
                                           Executive Vice President and
                                           Chief Financial Officer