Form 10-K
period 2006-12-31
WSFS FINANCIAL CORP
filed 2007-03-16
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                         Commission file number 0-16668
                        ________________________________

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

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the Nasdaq National Marketsm as of June 30, 2006 was $382,444,000. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

   As of March 9, 2007, there were issued and outstanding 6,307,210 shares of the registrant's common stock.
                         _______________________________

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2007 are incorporated by reference in Part III hereof. Portions of the 2006 Annual Report to Shareholders are incorporated by reference in Part II.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                     Part I

                                                                                                                     Page
                                                                                                                     ----

Item 1.           Business  ..............................................................................              3

Item 1A.          Risk Factors  ..........................................................................             19

Item 1B.          Unresolved Staff Comments  .............................................................             21

Item 2.           Properties  ............................................................................             21

Item 3.           Legal Proceedings.......................................................................             24

Item 4.           Submission of Matters to a Vote of Security Holders.....................................             24

                                     Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters...................             24

Item 6.           Selected Financial Data.................................................................             25

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................             25

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..............................             26

Item 8.           Financial Statements and Supplementary Data.............................................             26

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................................             26

Item 9A.          Controls and Procedures.................................................................             26

Item 9B.          Other Information.......................................................................             26

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant......................................             27

Item 11.          Executive Compensation..................................................................             27

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
                    Matters...............................................................................             27

Item 13.          Certain Relationships and Related Transactions..........................................             28

Item 14.          Principal Accountant Fees and Services..................................................             28

Item 15.          Exhibits and Financial Statement Schedules..............................................             28

                  Signatures..............................................................................             31

                                     PART I

FORWARD-LOOKING STATEMENTS

         Within this Annual Report on Form 10-K and exhibits thereto, management has included certain "forward-looking statements" concerning the future operations of WSFS Financial Corporation ("the Company", "our Company", "we", "our" or "us"). It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in its financial statements. Management has used "forward-looking statements" to describe the future plans and strategies including expectations of our future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. We do not undertake and specifically disclaim any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.  BUSINESS
-----------------

GENERAL

         Our Company is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of the our assets are held by its subsidiary, Wilmington Savings Fund Society, FSB ("WSFS Bank" or the "Bank"). Founded in 1832, we are one of the ten oldest continuously-operating banks in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader investment powers than most other financial institutions. We have served the residents of the Delaware Valley for 175 years. We are the largest thrift institution headquartered in Delaware and the fourth largest financial institution in the state on the basis of total deposits traditionally garnered in-market. Our primary market area is the mid-mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term business strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits. Our strategic focus is to exceed customer expectations, deliver stellar service and build customer advocacy through highly trained, relationship oriented, friendly, knowledgeable, and empowered Associates.

         We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services through the Bank's new division, Wilmington Advisors, which was formed in 2006. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation ("FDIC") insures our customers' deposits to their legal maximum. We serve our customers primarily from our main office, 27 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Our website is www.wsfsbank.com. We post our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports pursuant to Section 13(a) of the Exchange Act and other information relating to us on this website.

COMPETITION

         We are the second largest independent full-service banking institution headquartered and operating in Delaware. We attract retail and commercial deposits primarily through our system of 27 banking offices at December 31, 2006. Nineteen of these banking offices are located in northern Delaware's New Castle County, our primary market. In addition to our business deposits, our banking offices maintain approximately 186,000 total deposit account relationships with approximately 76,000 total households in New Castle County. Four banking offices are located in central Delaware's Kent County and two of these banking offices are located in southern Delaware's Sussex County. Two other banking offices are located in southeastern Pennsylvania. In addition to our banking offices, we also attract commercial loans through our loan production offices. We also have 258 ATMs located in Delaware.

         The competition for deposit and loan products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in our market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers.

SUBSIDIARIES

         WSFS Bank's subsidiary companies include WSFS Investment Group and WSFS Reit, Inc.

         WSFS Investment Group, Inc. was formed in 1989 and markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through the Bank's retail banking system and directly to the public.

         WSFS Reit, Inc. is a real estate investment trust formed in 2002. It holds qualifying real estate assets and may be used in the future to raise capital.

         In addition to WSFS bank, we have one other consolidated subsidiary, Montchanin Capital Management, Inc. ("Montchanin"), which was formed in late 2003 to provide asset management services in the our primary market area. Montchanin has one consolidated non-wholly owned subsidiary, Cypress Capital management, LLC. As of December 31, 2006 Montchanin owned 90% of Cypress. In January 2007, Montchanin increased its ownership in Cypress to 100%. Cypress is a Wilmington based investment advisory firm servicing high net-worth individuals and institutions and had approximately $455 million in assets under management at December 31, 2006.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

         Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in "Results of Operations" included in the section entitled "Management's Discussion and Analysis."

INVESTMENT ACTIVITIES

         Our short-term investment portfolio is intended to keep the Bank's funds fully employed at the maximum after-tax return, while maintaining acceptable credit, market and interest-rate risk limits, and providing needed liquidity under current circumstances. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                               December 31,
                                             ----------------------------------------------------------------------------------
                                                       2006                        2005                         2004
                                             -------------------------    ------------------------    -------------------------
                                                            Percent                    Percent                     Percent
                                                              of                         of                           of
                                                 Amount     Assets            Amount    Assets          Amount     Assets
                                                 ------     ------            ------    ------          ------     ------
                                                                          (Dollars in Thousands)
Held-to-Maturity:
-----------------

Corporate bonds .........................       $     -         -%           $     -         -%           $   310        -%
State and political subdivisions.........         4,219       0.1              4,806       0.2              7,457      0.4
                                                -------      ---            --------       ---           --------      ---
                                                  4,219       0.1              4,806       0.2              7,767      0.4
                                                -------      ---            --------       ---           --------      ---
Available-for-Sale:
-------------------

Reverse Mortgages........................           598         -               785          -               (109)       -
State and political subdivisions.........         2,785       0.1               975          -                  -        -
U.S. Government and agencies.............        46,920       1.6            51,702        1.8             90,730      3.6
                                                -------      ---            --------       ---           --------      ---
                                                 50,303       1.7            53,462        1.8             90,621      3.6
                                                -------      ---            --------       ---           --------      ---
Short-term investments:
-----------------------

Interest-bearing deposits in other banks            243        -                148          -                531        -
                                                -------      ---            --------       ---           --------      ---
                                                $54,765      1.8%           $ 58,416       2.0%          $ 98,919      4.0%
                                                =======      ===            ========       ===           ========      ===


         Proceeds from the sale of investment securities classified as available-for-sale during 2006 were $11.0 million, with a loss of $41,000 realized on these sales. Municipal bonds totaling $610,000 were called by the issuers. Proceeds from the sale of investments during 2005 and 2004 were $60.7 million and $25.0 million respectively. There was a net loss of $609,000 realized on sales in 2005 and $1,000 net gain on sales in 2004. The cost basis for all investment security sales was based on the specific identification method (actual costs are matched to specific securities). There were no sales of investment securities classified as held-to-maturity.

         The following table shows the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2006. Substantially all of the related interest and dividends represent taxable income.

                                                               At December 31, 2006
                                                            -------------------------
                                                                           Weighted
                                                                           Average
                                                             Amount        Yield (1)
                                                             ------        ---------
                                                            (Dollars In Thousands)

Held-to-Maturity:
----------------

State and political subdivisions (2):
      Within one year .................................      $ 2,050          7.29%
      After one but within five years .................        1,085          7.53
      After ten years .................................        1,084          5.35
                                                             -------
Total debt securities, held-to-maturity ...............        4,219          6.85
                                                             -------

Available-for-Sale:
------------------

Reverse Mortgages (3):
      Within one year .................................      $   598             -
                                                             -------
                                                                 598             -
                                                             -------
State and political subdivisions (2):
      Within one year .................................          100          3.69
      After one but within five years .................          635          3.83
      After five but within ten years .................        2,050          4.25
                                                             -------
                                                               2,785          4.13
                                                             -------

U.S. Government and agencies:
----------------------------
      Within one year .................................      $38,979          2.74
      After one but within five years .................        7,941          5.35
                                                             -------
                                                              46,920          3.18
                                                             -------

Total debt securities, available-for-sale .............       50,303          3.20
                                                             -------

Total debt securities .................................       54,522          3.48
                                                             -------

Short-term investments:
----------------------

      Interest-bearing deposits in other banks ........          243          5.20
                                                             -------

Total short-term investments ..........................          243          5.20
                                                             -------

                                                             $54,765          3.49%
                                                             =======

(1) Reverse mortgages have been excluded from weighted average yield calculations because income can vary significantly from reporting period to reporting period due to the volatility of factors used to value the portfolio.
(2) Yields on state and political subdivisions are not calculated on a tax-equivalent basis since the effect would be immaterial.
(3) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

         In addition to the these investment securities, we have maintained an investment portfolio of mortgage-backed securities, $12.4 million of which is classified as "trading." At December 31, 2006 mortgage-backed securities with a par value of $183.2 million were pledged as collateral for retail customer repurchase agreements, and municipal deposits. Accrued interest receivable for mortgage-backed securities was $2.0 million and $2.4 million at December 31, 2006 and 2005, respectively. Proceeds from the sale of mortgage-backed securities available-for-sale in 2006 were $49.4 million, resulting in a loss of $1.9 million. No mortgage-backed securities were sold during 2005.

         The following table shows the book value of mortgage-backed securities and their related weighted average contractual rates at the end of the last three fiscal years.

                                                                                 December 31,
                                                -------------------------------------------------------------------------------
                                                         2006                       2005                        2004
                                                -----------------------    ------------------------    ------------------------
                                                  Amount        Rate          Amount       Rate             Amount      Rate
                                                  ------        ----          ------       ----             ------      ----
                                                                            (Dollars in Thousands)
Held-to-Maturity:
----------------

Collateralized mortgage obligations .......     $       -          -%        $      -          -%          $      -        -%
FHLMC .....................................             -          -                -          -                  4     6.06
                                                ---------       ----         --------       ----           --------     ----
                                                $       -          -%        $      -          -%          $      4     6.06
                                                =========       ====         ========       ====           ========     ====
Available-for-Sale:
------------------

Collateralized mortgage obligations .......     $ 424,748       4.88%        $526,546       4.73%          $402,513     4.38%
FNMA ......................................        42,254       4.05           49,785       3.98             59,774     3.86
FHLMC .....................................        31,121       4.29           32,211       4.05             34,731     3.80
GNMA ......................................        19,115       4.72           14,643       4.37             18,408     4.15
                                                ---------       ----         --------       ----           --------     ----
                                                $ 517,238       4.77%        $623,185       4.63%          $515,426     4.27%
                                                =========       ====         ========       ====           ========     ====

Trading:
-------

Collateralized mortgage obligations........     $  12,364       8.35%        $ 11,951        7.38%         $ 11,951     5.32%
                                                =========       ====         ========        ====          ========     ====


CREDIT EXTENSION ACTIVITIES

         Over the past several years we have focused on increasing the more profitable segments of our loan portfolio. Our current lending activity is concentrated on lending to small to mid-sized businesses in the mid-Atlantic region of the United States primarily in Delaware and contiguous counties in Pennsylvania, Maryland and New Jersey. In 2002, residential first mortgage loans comprised 45.2% of the loan portfolio, while the combination of commercial loans and commercial real estate loans made up only 41.6%. In contrast, at December 31, 2006, residential loans totaled only 23.5%, while commercial loans and commercial real estate loans have increased to a combined total of 64.8% of the loan portfolio. Traditionally, the majority of typical thrift institutions' loan portfolios have consisted of first mortgage loans on residential properties.

         The following table shows the composition of our loan portfolio at year-end for the last five years.

                                                                            December 31,
                             -------------------------------------------------------------------------------------------------------
                                       2006                 2005                  2004                 2003               2002
                             --------------------  -------------------  --------------------- --------------------    --------------
Types of Loans                   Amount   Percent     Amount   Percent       Amount   Percent    Amount    Percent    Amount Percent
--------------                   ------   -------     ------   -------       ------   -------    ------    -------    ------ -------
                                                                                 (Dollars in Thousands)
Residential real estate (1). $  474,871    23.5%  $  457,651    25.8%    $  443,023    28.9% $  458,408     35.1% $  541,465   45.2%
Commercial real estate:
  Commercial mortgage ......    422,089    20.9      410,552    23.1        416,287    27.1     335,050     25.7     228,089   19.1
  Construction .............    241,931    12.0      178,418    10.1        120,604     7.9      54,742      4.2      59,555    5.0
                             ----------   -----   ----------   -----     ----------   -----  ----------    -----  ----------  -----
    Total commercial
      real estate...........    664,020    32.9      588,970    33.2        536,891    35.0     389,792     29.9     287,644   24.1
Commercial .................    643,918    31.9      508,930    28.6        368,752    24.0     292,516     22.4     209,567   17.5
Consumer ...................    263,478    13.0      244,820    13.8        210,959    13.7     186,133     14.3     181,851   15.2
                             ----------   -----   ----------   -----     ----------   -----  ----------    -----  ----------  -----

Gross loans ................  2,046,287   101.3    1,800,371   101.4      1,559,625   101.6   1,326,849    101.7   1,220,527  102.0

Less:
(Deferred fees) unearned
  income ...................       (838)    0.0         (304)    0.0            (64)    0.0        (414)     0.0       2,043    0.2
Allowance for loan losses...     27,384     1.3       25,381     1.4         24,222     1.6      22,386      1.7      21,452    1.8
                             ----------   -----   ----------   -----     ----------   -----  ----------    -----  ----------  -----

Net loans .................. $2,019,741   100.0%  $1,775,294   100.0%    $1,535,467   100.0% $1,304,877    100.0% $1,197,032  100.0%
                             ==========   =====   ==========   =====     ==========   =====  ==========    =====  ==========  =====


(1)  Includes $925, $438, $3,249,  $1,465, and $121,349 of residential  mortgage loans  held-for-sale  at December 31, 2006,  2005,  2004,  2003,  and 2002, respectively.

         The following tables show how much time remains until our loans mature. The first table details the total loan portfolio by type of loan. The second table details the total loan portfolio by loans with fixed interest rates and loans with adjustable interest rates. The tables show loans by contractual maturity. Loans may be pre-paid so that the actual maturity is earlier than the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the Less than One Year category.


                                                 Less than     One to        Over
                                                 One Year     Five Years  Five Years     Total
                                                 ---------   ----------   ----------   ----------
                                                                 (Dollars in Thousands)
Real estate loans (1) ......................     $  82,287   $  274,161   $  539,587   $  896,035
Construction loans ..........................      145,841       89,037        7,053      241,931
Commercial loans ............................      246,622      223,954      173,342      643,918
Consumer loans ..............................      126,888       55,057       81,533      263,478
                                                 ---------   ----------   ----------   ----------
                                                 $ 601,638   $  642,209   $  801,515   $2,045,362
                                                 ---------   ----------   ----------   ----------

Rate sensitivity::
  Fixed ....................................     $  59,338   $  282,265   $  319,194   $  660,797
  Adjustable (2) ............................      542,300      359,944      482,321    1,384,565
                                                 ---------   ----------   ----------   ----------
Gross loans .................................    $ 601,638   $  642,209   $  801,515   $2,045,362
                                                 =========   ==========   ==========   ==========

(1)  Includes commercial mortgage loans; does not include loans held-for-sale.
(2)  Includes hybrid adjustable rate mortgages


Residential Real Estate Lending.

         We originate residential mortgage loans with loan-to-value ratios up to 100% and generally require private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. We do not have any significant concentrations of such insurance with any one insurer. On a limited basis, we originate or purchase loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2006, the balance of all such loans was approximately $6.2 million.

         Generally, our residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by the Federal Home Loan Mortgage Corporation ("FHLMC") to assure maximum eligibility for subsequent sale in the secondary market. However, we generally retain for long-term investment in our portfolio the loans we originate. We sell only those loans that are originated specifically with the intention to sell.

         To protect the propriety of our liens, we require that title insurance be obtained. We also require fire and extended coverage casualty insurance for properties securing residential loans. All properties securing residential loans made by us are appraised by independent, licensed and certified appraisers selected by us and are subject to review in accordance with our standards.

         The majority of our adjustable-rate residential real estate loans have interest rates that adjust yearly after an initial period. Typically, the change in rate is limited to two percentage points at the adjustment date. Adjustments are generally based upon a margin (currently 2.75%) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board.

         Generally, the maximum rate on these loans is up to six percent above the initial interest rate. We underwrite adjustable-rate loans under standards consistent with private mortgage insurance and secondary market criteria. We do not originate adjustable-rate mortgages with payment limitations that could produce negative amortization. Consistent with industry practice in our market area, we typically originate adjustable-rate mortgage loans with discounted initial interest rates.

         The retention of adjustable-rate mortgage loans in our loan portfolio helps mitigate our risk to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow us to increase the sensitivity of our asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on our adjustable-rate mortgages will adjust sufficiently to compensate for increases to our cost of funds during periods of extreme interest rate increases.

         The original contractual loan payment period for residential loans is normally 10 to 30 years. Because borrowers may refinance or prepay their loans without penalty, these loans tend to remain outstanding for a substantially shorter period of time. First mortgage loans customarily include "due-on-sale" clauses on adjustable- and fixed-rate loans. This provision gives us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. Due-on-sale clauses are an important means of adjusting the rate on existing fixed-rate mortgage loans to current market rates. We enforce due-on-sale clauses through foreclosure and other legal proceedings to the extent available under applicable laws.

         In general, loans are sold without recourse except for the repurchase arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically one year. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower.


Commercial Real Estate, Construction and Commercial Lending.

         Federal savings banks are generally permitted to invest up to 400% of their total regulatory capital in nonresidential real estate loans and up to 20% of its assets in commercial loans. As a federal savings bank that was formerly chartered as a Delaware savings bank, we have certain additional lending authority.

         We  offer   commercial  real  estate  mortgage  loans  on  multi-family properties and other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.

         We offer commercial construction loans to developers. In some cases these loans are made as "construction/permanent" loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to our prime rate or London InterBank Offered Rate ("LIBOR"), in most cases, and adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these items are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial lending staff. Generally, the loan-to-value ratios for construction loans do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2006, $369.8 million was committed for construction loans, of which $241.9 million had been disbursed.

         The remainder of our commercial lending includes loans for the purpose of working capital, financing equipment acquisitions, business expansion and other business purposes. These loans generally range in amounts up to $10 million, and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to our prime rate or LIBOR, at the time of closing. We have no loans to any one industry with a concentration greater then 12.0%.

         Commercial, commercial mortgage and construction lending have a higher level of risk than residential mortgage lending. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the economy generally. The majority of our commercial and commercial real estate loans are concentrated in Delaware and surrounding areas.

         Construction loans involve additional risk because loan funds are advanced as construction projects progress. The valuation of the underlying collateral can be difficult to quantify prior to the completion of the construction. This is due to uncertainties inherent in construction such as changing construction costs, delays arising from labor or material shortages and other unpredictable contingencies. We attempt to mitigate these risks and plans for these contingencies through additional analysis and monitoring of its construction projects. Construction loans receive independent inspections prior to disbursement of funds.

         Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25% if the difference is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2006, no borrower had collective outstandings exceeding these limits.


Consumer Lending.

         Our primary consumer credit products are equity-secured installment loans and home equity lines of credit. At December 31, 2006, we had equity-secured installment loans totaling $141.7 million which represented 54% of total consumer loans. A home equity line of credit grants a borrower a line of credit of up to 100% of the appraised value (net of any senior mortgages) of their residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time during the period of agreement. At December 31, 2006, we had extended $193.4 million in home equity lines of credit, of which $101.0 million had been drawn at that date. Home equity lines of credit offer potential Federal income tax advantages, the convenience of checkbook access and revolving credit features. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured, while the risk on products like home equity loans is mitigated as they amortize over time. We have not yet had any significant adverse experience on home equity lines of credit.

The following shows our consumer loans at year-end, for the last five years.

                                                                          December 31,
                               -----------------------------------------------------------------------------------------------------
                                       2006                2005                2004                2003                 2002
                               ------------------   ------------------ --------------------- ------------------- -------------------
                                  Amount  Percent     Amount  Percent     Amount   Percent     Amount  Percent     Amount  Percent
                                  ------  -------     ------  -------     ------   -------     ------  -------     ------  -------
                                                                     (Dollars in Thousands)
Equity secured installment
  loans ...................    $ 141,708    53.8%   $ 136,721   55.8%  $ 131,935     62.6%   $ 124,411   66.9%   $ 123,655    68.1%
Home equity lines of credit      100,981    38.3       87,503   35.7      56,755     26.9       39,858   21.4       31,512    17.3
Automobile ................        1,702     0.7        2,616    1.1       5,126      2.4        9,137    4.9       11,728     6.4
Unsecured lines of credit .        8,947     3.4        8,780    3.6       9,338      4.4       10,506    5.6       12,402     6.8
Other .....................       10,140     3.8        9,200    3.8       7,805      3.7        2,221    1.2        2,554     1.4
                               ---------     ---    --------- -----    ---------    -----    ---------  -----    ---------   -----

Total consumer loans ......    $ 263,478     100%   $ 244,820 100.0%   $ 210,959    100.0%   $ 186,133  100.0%   $ 181,851   100.0%
                               =========     ===    ========= =====    =========    =====    =========  =====    =========   =====

Loan Originations, Purchase and Sales.

         We have engaged in traditional lending activities primarily in Delaware and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the United States. We have purchased limited amounts of loans from outside our normal lending area when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential real estate loans through our banking offices. In addition, we have established relationships with correspondent banks and mortgage brokers to originate loans.

         During 2006, we originated $459 million of residential real estate loans. This compares to originations of $499 million in 2005. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the mid-Atlantic region totaled $81.6 million for the year ended December 31, 2006 and $77.5 million for 2005. Residential real estate loan sales totaled $33 million in 2006, $39.0 million in 2005 and $51.1 million in 2004. While we generally intend to hold our loans for the foreseeable future, we sell certain newly originated mortgage loans in the secondary market primarily to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment consistent with our current asset/liability management strategies.

         We do not originate sub-prime mortgage loans. In the past, we purchased a portfolio of sub-prime loans from a former subsidiary, of which $6.4 million is outstanding at December 31, 2006. Of these loans $235,000 are in nonaccrual status.

         At December 31, 2006, we serviced approximately $266 million of residential mortgage loans for others compared to $256 million at December 31, 2005. We also service residential mortgage loans for our own portfolio totaling $453 million and $431 million at December 31, 2006 and 2005, respectively.

         We originate commercial real estate and commercial loans through our commercial lending division. Commercial loans are made for the purpose of working capital, financing equipment acquisitions, business expansion and other business purposes. During 2006, we originated $711 million of commercial and commercial real estate loans compared with $597 million in 2005. To reduce our exposure on certain types of these loans, or to maintain relationships within internal lending limits at times we will sell a portion of our commercial real estate loan portfolio. Commercial real estate loan sales totaled $16.0 million and $36.6 million in 2006 and 2005, respectively. These amounts represent gross contract amounts and do not reflect amounts outstanding on those loans.

         Our consumer lending activity is conducted through our branch offices and through correspondent banks and mortgage brokers. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, credit cards, unsecured lines of credit and other secured and unsecured personal installment loans. During 2006, consumer loan originations amounted to $18.5 million compared to $20.0 million in 2005.

         During 2006, we formed a new reverse mortgage initiative. While the Bank's activity during the year has been limited to acting as a correspondent for these loans, our intention is to originate and underwrite our own reverse mortgages in the future. We expect to sell most of these loans and not to hold them in our portfolio. These reverse mortgages are government approved, insured and are endorsed by the AARP.

         All loans to one borrowing relationship exceeding $3 million must be approved by the Senior Management Loan Committee ("SLC"). The Executive Committee of the Board of Directors ("EC") approves the minutes of the SLC meetings. They also approve individual loans exceeding $5 million for customers with less than one year of significant loan history with the Bank and loans in excess of $7.5 million for customers with established borrowing relationships. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a "House Limit" to one borrowing relationship of $18 million. In extraordinary circumstances, we will approve exceptions to the "House Limit". The largest is a borrowing relationship of $34.7 million, which the EC approved. This borrowing is secured by U.S. Treasury securities which have a value at maturity equal to or exceeding the aggregate loan payments.


Fee Income from Lending Activities.

         We earn fee income from lending activities, including fees for originating loans, servicing loans and selling loan participations. We also receive fee income for making commitments to originate construction, residential and commercial real estate loans. Additionally, we collect fees related to existing loans which include prepayment charges, late charges and assumption fees.

         We charge fees for making loan commitments. Also as part of the loan application process, the borrower may pay us for out-of-pocket costs to review the application, whether or not the loan is closed.

         Most loan fees are not recognized in the Consolidated Statement of Operations immediately, but are deferred as adjustments of yield in accordance with U.S. generally accepted accounting principles and are reflected in interest income. Those fees represented an immaterial amount of interest income during the three years ended December 31, 2006. Loan fees other than those considered adjustments of yield (such as late charges) are reported as loan fee income, a component of noninterest income.


LOAN LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES

         Our results of operations can be negatively impacted by nonperforming assets, which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest.

         We endeavor to manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Risk Management Department monitors the asset quality of our loan and investment in real estate portfolios and reports such information to the Credit Policy Committee, the Audit Committee of the Board of Directors and the Bank's Controller's Department.


SOURCES OF FUNDS

                  We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2006, net loan growth resulted in the use of $246.4 million in cash. The loan growth was primarily the result of our continued success in increasing corporate and small business lending. Management expects this trend to continue. While our loan-to-deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings and deposit growth.

         As a financial institution, we have ready access to several sources of funding. Among these are:

          o    Deposit growth,
          o    The brokered deposit market,

          o    Borrowing from the Federal Home Loan Bank,
          o    Other borrowings such as repurchase agreements,
          o    Cash flow from securities and loan sales and repayments,
          o    And our net income.

         Our current branch expansion and renovation program is focused on expanding our retail footprint in Delaware and attracting new customers to provide additional deposit growth. Customer deposit growth was strong, equaling $149.8 million, or 13%, between December 31, 2005 and December 31, 2006.

         Deposits. We offer various deposit programs to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. In addition, we accept "jumbo" certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

         WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. The Bank primarily attracts deposits through its system of 27 retail banking offices (as of December 31, 2006). Nineteen banking offices were located in northern Delaware's New Castle County, WSFS' primary market. These banking offices maintain approximately 186,000 total account relationships with approximately 76,000 total households. Four banking offices are located in central Delaware's Kent County, two of which are in the state capital, Dover. Two banking offices are located in Delaware's Sussex County and two other banking offices are located in southeastern Pennsylvania.

         The following table shows the maturity of certificates of deposit of $100,000 or more as of December 31, 2006:


                                                  December 31,
Maturity Period                                       2006
---------------                                       ----
                                                 (In Thousands)

Less than 3 months......................            $103,751
Over 3 months to 6 months...............              67,282
Over 6 months to 12 months..............              38,567
Over 12 months..........................              22,930
                                                    --------
                                                    $232,530
                                                    ========


         Borrowings.   We  utilize  the  following  borrowing  sources  to  fund
operations:

         Federal Home Loan Bank Advances

         As a member of the Federal Home Loan Bank of Pittsburgh, we are able to obtain Federal Home Loan Bank ("FHLB") advances. Advances from the FHLB of Pittsburgh had rates ranging from 2.47% to 5.65% at December 31, 2006. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. We are required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.65% of its borrowings from them, plus 0.65% of our unused borrowing capacity. As of December 31, 2006, our FHLB stock investment totaled $39.9 million.

         Three advances are outstanding at December 31, 2006 totaling $115.0 million, with a weighted average rate of 5.15% maturing in 2008 and beyond. At the discretion of the FHLB, they are convertible quarterly to a variable rate advance based upon a three-month LIBOR rate, after an initial fixed term. If any of these advances convert, we have the option to prepay these advances at predetermined times or rates.

          Trust Preferred Borrowings

         On April 6, 2005, we completed the issuance of $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The proceeds from this issuance were used to fund the redemption of $51.5 million of Floating Rate Capital Trust I Preferred Securities which had a variable interest rate of 250 basis points over the three-month LIBOR rate.


     Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

         During 2006, we purchased federal funds as a short-term funding source. At December 31, 2006, we had purchased $50.0 million in federal funds at a rate of 5.38%. At December 31, 2005, we also had $50.0 million federal funds purchased.

         During 2006, we sold securities under agreements to repurchase as a short-term funding source. At December 31, 2006, securities sold under agreements to repurchase had a fixed rate of 5.32%. The underlying securities are U.S. Government agency securities with a book value of $25.0 million at December 31, 2006.

PERSONNEL

         As of December 31, 2006 we had 573 full-time equivalent Associates (employees). The Associates are not represented by a collective bargaining unit. Management believes its relationship with its Associates is very good.


REGULATION

Regulation of the Corporation

         General. We are a registered savings and loan holding company and are subject to the regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision ("OTS"). It is also a registered public company subject to the reporting requirements of the United States Securities and Exchange Commission. The filings we make with Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available on the investor relations page of our website at www.wsfsbank.com.

         Sarbanes-Oxley Act of 2002. Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Sarbanes-Oxley Act of 2002 and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations has increased our expenses.

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

         The OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). The laws of Delaware do not specifically authorize out-of-state savings associations or their holding companies to acquire Delaware-chartered savings associations.

         The statutory restrictions on the formation of interstate multiple holding companies would not prevent us from entering into other states by mergers or branching. OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless the federal association qualifies as a "domestic building and loan association" under Section 7701(a)(19) of the Internal Revenue Code or as a "qualified thrift lender" under the Home Owners' Loan Act and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or qualified thrift lender. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

Regulation of WSFS Bank

         General. As a federally chartered savings institution, the Bank is subject to extensive regulation by the Office of Thrift Supervision. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file reports with Office of Thrift Supervision describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         Transactions with Affiliates; Tying Arrangements. The Bank is subject to certain restrictions in its dealings with us and our affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association, generally, is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that is a bank or savings association. In a holding company context, the parent holding company of a savings association (such as "WSFS Financial Corporation") and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate that engages in any activity impermissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Savings associations are also prohibited from extending credit, offering services, or fixing or varying the consideration for any extension of credit or service on the condition that the customer obtain some additional service from the institution or certain of its affiliates or that the customer not obtain services from a competitor of the institution, subject to certain limited exceptions.

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

         The OTS capital rule defines Tier 1 or core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for limited amounts of mortgage servicing assets. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2006, the Bank was in compliance with both the core and tangible capital requirements.

         The risk weights assigned by the OTS risk-based capital regulation range from 0% for cash and U.S. government securities to 100% for consumer and commercial loans, non-qualifying mortgage loans, property acquired through foreclosure, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, non-withdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution's reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2006, WSFS Bank was in compliance with the OTS risk-based capital requirements.

         Dividend Restrictions. As the subsidiary of a savings and loan holding company, WSFS bank must submit notice to the OTS prior to making any capital distribution (which includes cash dividends and payments to shareholders of another institution in a cash merger). In addition, a savings association must make application to the OTS to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceeds the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

         Insurance  of Deposit  Accounts.  The Bank's  deposits  are  insured to applicable limits by the FDIC. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which was signed into law on February 15, 2006, resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the Reform

Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

         The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date. We anticipate that we will be able to offset most of our deposit insurance premium for 2007 with the special assessment credit.

         Pursuant to the Reform Act, the FDIC has maintained the designated reserve ratio at 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with a CAMELS ("Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk") rating of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings, plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.013% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $42.1 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution's interest-earning assets. As of December 31, 2005 we met our reserve requirements.

ITEM 1A.  RISK FACTORS
----------------------

         The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list and the order is not intended as an indicator of the level of importance.


Future loan losses may negatively impact the Company

         We are subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers' ability to repay. This deterioration in economic conditions could result in losses to us. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income.

Rapidly changing interest rate environments could reduce our profitability

          Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases or decreases in interest rates in the future could negatively impact our net interest margin.

Liquidity risk

          Due to our continued success in our lending operations, particularly in corporate and small business lending, our loans have exceeded customer deposit funding. Changes in interest rates or alternative investment opportunities  and other  factors may make  deposit  gathering  more  difficult.
Additionally, interest rate changes or disruptions in the capital market may make the terms of the borrowings and brokered deposits less favorable. As a result, there is a risk that we will not have funds to meet our obligations when they come due. Interest rate and liquidity risk is managed by our Asset/Liability Committee ("ALCO"). While our loan-to-deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings and deposit growth. A liquidity crisis plan has been developed and is an important part of our liquidity management.

The financial services industry is very competitive

          We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. If we are unable to compete effectively, we will lose market share and will have less income from deposits and loans, which will negatively impact our net interest margin. Profitability of other products may be reduced as well.

Adverse changes in the economic growth and vitality in our banking markets may negatively impact us

       Our business is closely tied to the economies of Delaware and the contiguous counties outside of Delaware. A sustained economic downturn could adversely affect our net income.

We are subject to extensive regulation

       Our operations are subject to extensive regulation by federal banking authorities which impose requirements and restrictions on our operations. The impact of changes to laws and regulations or other actions by regulatory agencies could make regulatory compliance more difficult or expensive for us and could adversely affect our net income.
We may not be able to achieve our growth plans or effectively manage its growth

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

We continually encounter technological change

          The  financial  services  industry  is  continually  undergoing  rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and our net income.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
-----------------------------------

      None.

ITEM 2. PROPERTIES
------------------

         The following table shows information regarding offices and material properties held by us, and our subsidiaries, at December 31, 2006.

                                                                                 Net Book Value
                                                                                   Of Property
                                                      Owned/     Date Lease       or Leasehold
Location                                              Leased       Expires      Improvements (1)      Deposits
--------                                              ------       -------      ----------------      --------
                                                                                           (In Thousands)
                                                                               -----------------------------------
WSFS:
-----
Main Office (2)                                       Owned                              $1,330        $769,286
  9th & Market Streets
  Wilmington, DE  19899

Union Street Branch                                   Leased        2008                     67          45,078
  3rd & Union Streets
  Wilmington, DE  19805

Trolley Square Branch                                 Leased        2011                     11          32,356
  1711 Delaware Avenue
  Wilmington, DE  19806

Fairfax Shopping Center Branch (12)                   Leased        2008                    785          69,286
  2005 Concord Pike
  Wilmington, DE  19803

Branmar Plaza Shopping Center Branch                  Leased        2008                     80          82,705
  1812 Marsh Road
  Wilmington, DE  19810

Prices Corner Shopping Center Branch                  Leased        2008                     18         100,457
  3202 Kirkwood Highway
  Wilmington, DE  19808

Pike Creek Shopping Center Branch                     Leased        2015                    830          83,129
  New Linden Hill & Limestone Roads
  Wilmington, DE  19808

University Plaza Shopping Center Branch               Leased        2026                  1,267          44,872
  I-95 & Route 273
  Newark, DE  19712

College Square Shopping Center Branch (3)             Leased        2012                    140          79,058
  Route 273 & Liberty Avenue
  Newark, DE  19711

Airport Plaza Shopping Center Branch                  Leased        2013                    705          68,882
  144 N. DuPont Hwy.
  New Castle, DE  19720

                                                                                 Net Book Value
                                                                                   Of Property
                                                      Owned/     Date Lease       or Leasehold
Location                                              Leased       Expires      Improvements (1)      Deposits
--------                                              ------       -------      ----------------      --------
                                                                                           (In Thousands)
                                                                               -----------------------------------

WSFS (continued...):
--------------------
Stanton Branch                                        Leased        2011                      5          17,268
  Inside ShopRite at First State Plaza
  1600 W. Newport Pike
  Wilmington, DE  19804

Glasgow Branch                                        Leased        2008                     40          23,139
  Inside Genuardi's at Peoples Plaza
  Routes 40 & 896
  Newark, DE  19804

Middletown Crossing Shopping Center                   Leased        2017                  1,151          32,806
  Route 299 and Silver Lake Road
  Middletown, DE 19709

Dover Branch                                          Leased        2010                     17          17,323
  Inside Metro Food Market
  Rt 134 & White Oak Road
  Dover, DE  19901

West Dover Loan Office                                Leased        2009                      6             108
  Greentree Office Center
  160 Greentree Drive
  Suite 105
  Dover, DE  19904

Blue Bell Loan Office                                 Leased        2008                      -          11,770
  550 Township Line Road
  Suite 400
  Blue Bell, PA  19422

Glen Eagle Branch                                     Leased        2008                     77           9,161
  Inside Genaurdi's Family Market
  475 Glen Eagle Square
  Glen Mills, PA  19342

University of Delaware-Trabant University Center      Leased        2008                    105          10,354
  17 West Main Street
  Newark, DE  19716

Brandywine Branch                                     Leased        2009                     72          21,962
  Inside Genaurdi's Family Market
  2522 Foulk Road
  Wilmington, DE  19810

Wal-Mart Branch                                       Leased        2009                    225           7,213
  Route 40 & Wilton Boulevard
  New Castle, DE  19720

Operations Center                                     Owned                                 777             N/A
  2400 Philadelphia Pike
  Wilmington, DE  19703

Longwood Branch                                       Leased       2010                      90           7,634
  830 E. Baltimore Pike
  E. Marlborough, PA 19348

Holly Oak Branch                                      Leased       2010                      75          17,372
  Inside Superfresh
  2105 Philadelphia Pike
  Claymont, DE  19703

Hockessin Branch                                      Leased       2015                     618          54,143
  7450 Lancaster Pike
  Hockessin, DE  19707

Lewes Loan Center                                     Leased       2008                      94          24,835
  Southpointe Professional Center
  1515 Savannah Road, Suite 103
  Lewes Beach, DE  19958

                                                                                 Net Book Value
                                                                                  of Property
                                                      Owned/    Date Lease        or Leasehold
    Location                                          Leased      Expires       Improvements (1)       Deposits
    --------                                          ------      -------       ----------------       --------
                                                                                          (In Thousands)
                                                                               --------------------------------------
    WSFS (continued...):
    --------------------
    Fox Run Shopping Center                           Leased       2015                 1,040            27,359
      Bear, DE

    Camden Town Center                                Leased       2024                 1,109            23,860
      4566 S. Dupont Highway
      Camden, DE  19934

    Rehoboth                                          Leased       2028                   980            41,038
      Lighthouse Plaza
      Route #1
      Rehoboth, DE  19971

    Loan Operations                                   Leased       2007                    50               N/A
      30 Blue Hen Drive, Suite 200
      Newark, DE 19713

    West Dover                                        Owned                             2,281            13,723
      1486 Forest Avenue
      Dover, DE  19904

    Longneck                                          Leased       2026                 1,388            15,398
      24985 John J. Williams Highway
      Millsboro, DE  19966

    Smyrna (4)                                        Leased       2007                    15             4,547
      231 S. DuPont Parkway
      Smyrna, DE  19977

    Smyrna (5)                                        Leased       2026                   112               N/A
      Simon's Corner Shopping Center
      1300 South DuPont Highway
      Smyrna, DE  19977

    Oxford, LPO                                       Leased       2011                     3               226
      59 South Third Street
      Oxford, PA  19363

    Greenville, LPO (6)                               Leased       2017                     5               N/A
      3908 Kennet Pike
      Greenville, DE  19807

    WSFS Bank Center Branch (7)                       Leased       2011                   544               N/A
      500 Delaware Avenue
      Wilmington, DE  19801

    Market Street Branch (8)                          Leased       2008                     -               N/A
      833 Market Street
      Wilmington, DE  19801

    Montchanin Capital Management, Inc.               Leased       2010                    18               N/A
    -----------------------------------
      1220 Market Street
      Suite 705
      Wilmington, DE  19801

    Cypress Capital Management, LLC                   Leased       2010                     5               N/A
    -------------------------------
      1220 Market Street
      Suite 704
      Wilmington, DE  19801

    WSFS Reit, Inc.                                   Leased       2007                     -               N/A
    ---------------
      227 East Main Street
      Elkton, MD  21921

    Friess Building (9) (10)                          Owned                             1,816               N/A
      3908 Kennett Pike
      Greenville, DE Property

                                                                                 Net Book Value
                                                                                  of Property
                                                      Owned/    Date Lease        or Leasehold
    Location                                          Leased      Expires       Improvements (1)       Deposits
    --------                                          ------      -------       ----------------       --------
                                                                                        (In Thousands)
                                                                               --------------------------------------
    WSFS Reit, Inc. (continued...):
    -------------------------------
    Fairfax Building                                  Owned                             6,085               N/A
      2005 Concord Pike
      Wilmington, DE  19801

    WSFS Bank Center (11)                             Leased       2019                   640               N/A
    500 Delaware Avenue                                                                             -----------
    Wilmington, DE  19801
                                                                                                    $ 1,756,348
                                                                                                    ===========


(1) The net book value of our investment in premise and equipment totaled $30.2 million at December 31, 2006.
(2) Includes  location of executive  offices.
(3) Includes our education and development center and the operations of CashConnect.
(4) Temporary location for branch until permanent branch is completed. The permanent branch is expected to be completed in October 2007.
(5) Permanent location under construction as of December 31, 2006. Construction is expected to be completed in October 2007.
(6) WSFS Bank leases this location from WSFS Reit, Inc. Under renovation as of December 31, 2006. Expected to be completed in March 2007.
(7) Branch under construction as of December 31, 2006. The branch opened for business on January 4, 2007.
(8) Temporary location for branch until permanent location is completed. The permanent branch is expected to be completed in 2008.
(9)  Property  transferred to WSFS Reit, Inc. in 2002.
(10) Transferred to real estate held for Investment in October 2005.
(11) New headquarters building under construction at December 31, 2006. Lease begins in January 2007. Occupancy is scheduled for March 2007. We have a minority ownership in this property.
(12) Owned by WSFS Reit, Inc.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         There are no material legal proceedings to be disclosed under this item.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2006 through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        -------------------------------------

      The information under "Market for Registrant's Common Equity and Related Stockholder Matters" in the WSFS Financial Corporation 2006 Annual Report to Stockholders (filed as Exhibit 13 to this Form 10-K) is incorporated into this item by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                              2006            2005            2004          2003           2002
                                          -----------    -----------    -----------     -----------    -----------
                                                      (Dollars in Thousands, Except Per Share Data)
At December 31,
---------------
  Total assets ........................   $ 2,997,396    $ 2,846,752    $ 2,502,956     $ 2,207,077    $ 1,705,000
  Net loans (1) .......................     2,019,741      1,775,294      1,535,467       1,304,877      1,197,032
  Investment securities (2) ...........        53,893         56,704         97,485         116,292         21,777
  Investment in reverse mortgages, net            598            785           (109)            193          1,131
  Other investments ...................        41,615         46,466         44,477          44,771         93,500
  Mortgage-backed securities (2) ......       516,711        620,323        524,144         530,552        148,238
  Deposits ............................     1,756,348      1,446,236      1,234,962         923,333        898,396
  Borrowings (3) ......................       935,668      1,127,997      1,002,609       1,031,058        466,006
  Trust preferred borrowings ..........        67,011         67,011         51,547          50,000         50,000
  Stockholders' equity ................       212,059        181,975        196,303         187,992        182,672
  Number of full-service branches (4) .            27             24             24              23             21

For the Year Ended December 31,
-------------------------------
  Interest income .....................   $   177,177    $   136,022    $   104,110     $    89,299    $    94,703
  Interest expense ....................        99,278         62,380         37,246          31,301         33,434
  Noninterest income ..................        40,305         34,653         31,950          26,166        124,060
  Noninterest expenses ................        69,314         62,877         55,699          49,417         51,617
  Income from continuing operations ...        30,441         27,856         25,757          21,233         88,018
  Net income ..........................        30,441         27,856         25,900          63,022        101,141
  Earnings per share:
    Basic:
      Income from continuing operations   $      4.59    $      4.10    $      3.60     $      2.73    $      9.69
      Net income ......................          4.59           4.10           3.62            8.11          11.13
    Diluted:
      Income from continuing operations          4.41           3.89           3.39            2.58           9.34
      Net income ......................          4.41           3.89           3.41            7.65          10.73

Interest rate spread ..................          2.70%          2.91%          3.07%           3.02%          4.97%
Net interest margin ...................          2.98           3.13           3.24            3.29           4.93
Return on average equity (5) ..........         15.42          14.78          13.54           10.60          70.69
Return on average assets (5) ..........          1.03           1.05           1.10            1.09           6.22
Average equity to average assets (5) ..          6.68           7.10           8.13           10.28           8.79

(1)  Includes loans held-for-sale.
(2)  Includes securities available-for-sale.
(3) Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4) WSFS opened three branches in 2006, opened one branch in 2004, opened two branches in 2003, and transferred six branches to other financial institutions in 2002.

(5)  Based on continuing operations.


ITEM 7 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
       OF OPERATIONS
       -------------

        The information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the WSFS Financial Corporation 2006 Annual Report (filed as Exhibit 13 to this Form 10-K) is incorporated into this item by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

        The information under "Market Risk" in the WSFS Financial Corporation 2006 Annual Report (filed as Exhibit 13 to this Form 10-K) is incorporated into this item by reference.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DISCLOSURES
------------------------------------------------------------

        Our financial statements listed under Item 15 of this Form 10-K and contained in the WSFS Financial Corporation 2006 Annual Report (filed as Exhibit 13 to this Form 10-K) are incorporated into this item by reference.


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

           There are no matters required to be disclosed under this item.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

         Disclosure Controls and Procedures

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         Internal Control Over Financial Reporting

         Management's report on our internal control over financial reporting appears in the WSFS Financial Corporation 2006 Annual Report (filed as Exhibit 13 to this Form 10-K) and is incorporated into this item by reference.

         The attestation report of KPMG LLP on management's assessment of internal control over financial reporting appears in the WSFS Financial Corporation 2006 Annual Report (filed as Exhibit 13 to this Form 10-K) and is incorporated into this item by reference.

         During the quarter ended December 31, 2006, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION
--------------------------

         There are no matters required to be disclosed under this item.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The Information under "Section 16a Beneficial Ownership Reporting Compliance" and "Proposal 1 - Election of Directors" in the Registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on April 26, 2007 (the "Proxy Statement") is incorporated into this item by reference.

     We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the Code of Ethics is posted on our website at www.wsfsbank.com.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information under "Proposal I - Election of Directors" in the Proxy Statement is incorporated into this item by reference.


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

          Information required by this item is incorporated herein by reference to the section captioned "Proposal 1 Election of Directors - Stock Ownership of Management" of the Proxy Statement

(c) We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)       Securities Authorized for Issuance Under Equity Compensation Plans

Shown below is information as of December 31, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                                 Equity Compensation Plan Information

                                                  (a)                      (b)                         (c)
                                                                                                Number of securities
                                       Number of Securities         Weighted-Average           remaining available for
                                         to be issued upon           exercise price of          future issuance under
                                      exercise of outstanding          outstanding            equity compensation plans
                                            Options and                Options and             (excluding securities
                                       Phantom Stock Awards        Phantom Stock Awards        reflected in column (a)
                                       --------------------        --------------------        -----------------------
Equity compensation plans
  approved by stockholders (1)               700,427                     $ 39.50                         70,212

Equity compensation plans
 not approved by stockholders                   n/a                          n/a                            n/a
                                             -------                     -------                         ------

    TOTAL                                    700,427                     $ 39.50                         70,212
                                             =======                     =======                         ======


(1) Plans approved by stockholders include the 1997 Stock Option Plan, as amended and the 2005 Incentive Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information under "Business Relationships and Related Transactions" in the Proxy Statement is incorporated into this item by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

         The information under "Independent Public Accountants" in the Proxy Statement is incorporated into this item by reference.


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

    (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006, together with the related notes and the independent auditors' report of KPMG LLP, independent registered public accounting firm.

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

                                         WSFS FINANCIAL CORPORATION


Date:  March 7, 2007                     BY:   /s/ Marvin N. Schoenhals
                                               ---------------------------------
                                                Marvin N. Schoenhals
                                                Chairman and President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 7, 2007                    BY:    /s/ Marvin N. Schoenhals
                                                ------------------------------------
                                                Marvin N. Schoenhals
                                                Chairman and President


Date:   March 7, 2007                    BY:    /s/ Charles G. Cheleden
                                                ------------------------------------
                                                Charles G. Cheleden
                                                Vice Chairman and Director


Date:   March 7, 2007                    BY:    /s/ John F. Downey
                                                ------------------------------------
                                                John F. Downey
                                                Director


Date:   March 7, 2007                    BY:    /s/ Linda C. Drake
                                                ------------------------------------
                                                Linda C. Drake
                                                Director


Date:   March 7, 2007                    BY:    /s/ David E. Hollowell
                                                ------------------------------------
                                                David E. Hollowell
                                                Director


Date:   March 7, 2007                    BY:    /s/ Joseph R. Julian
                                                ------------------------------------
                                                Joseph R. Julian
                                                Director


Date:   March 7, 2007                    BY:    /s/ Dennis E. Klima
                                                ------------------------------------
                                                Dennis E. Klima
                                                Director


Date:   March 7, 2007                    BY:    /s/ Calvert A. Morgan, Jr.
                                                ------------------------------------
                                                Calvert A. Morgan, Jr.
                                                Director


Date:   March 7, 2007                    BY:    /s/ Thomas P. Preston
                                                ------------------------------------
                                                Thomas P. Preston
                                                Director


Date:   March 7, 2007                    BY:    /s/ Scott E. Reed
                                                ------------------------------------
                                                Scott E. Reed
                                                Director


Date:   March 7, 2007                    BY:    /s/ Claibourne D. Smith
                                                ------------------------------------
                                                Claibourne D. Smith
                                                Director


Date:   March 7, 2007                    BY:    /s/ R. Ted Weschler
                                                ------------------------------------
                                                R. Ted Weschler
                                                Director


Date:   March 7, 2007                    BY:    /s/ Stephen A. Fowle
                                                ------------------------------------
                                                Stephen A. Fowle
                                                Executive Vice President and
                                                Chief Financial Officer


Date:   March 7, 2007                    BY:    /s/ Robert F. Mack
                                                ------------------------------------
                                                Robert F. Mack
                                                Senior Vice President and Controller