Form 10-Q
period 2007-03-31
WSFS FINANCIAL CORP
filed 2007-05-10
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 2007
                               -------------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________


                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         22-2866913
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  500 DELAWARE AVENUE, WILMINGTON, DELAWARE                        19801
--------------------------------------------                     ----------
   (Address of principal executive offices)                      (Zip Code)


                                 (302) 792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---      ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check
one): Large accelerated filer    Accelerated filer  X  Non-accelerated filer
                             ---                   ---                      ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Exchange Act Rule 12b-2). YES      NO  X
                                        ----     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 2007:

COMMON STOCK, PAR VALUE $.01 PER SHARE                        6,287,179
--------------------------------------                  --------------------
       (Title of Class)                                 (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
Item 1.  Financial Statements (Unaudited)
         --------------------------------

           Consolidated Statement of Operations for the Three Months
           Ended March 31, 2007 and 2006 .....................................................     3

           Consolidated Statement of Condition as of March 31, 2007
           and December 31, 2006..............................................................     4

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 2007 and 2006............................................................     5

           Notes to the Consolidated Financial Statements for the Three
           Months Ended March 31, 2007 and 2006 ..............................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................    14
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................    23
         ----------------------------------------------------------

Item 4.  Controls and Procedures .............................................................    23
         ------------------------


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings....................................................................    23
         -----------------

Item 1A. Risk Factors.........................................................................    23
         ------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........................    23
         -------------------------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................    23
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................    23
         ---------------------------------------------------

Item 5.  Other Information ...................................................................    23
         -----------------

Item 6.  Exhibits ............................................................................    23
         ---------

Signatures ....................................................................................   24

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...........   25

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...........    27


                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              Three months ended March 31,
                                                              ----------------------------
                                                               2007                 2006
                                                               ----                 ----
                                                                      (Unaudited)
                                                          (In Thousands, Except Per Share Data)
INTEREST INCOME:
     Interest and fees on loans ..........................    $38,469             $32,096
     Interest on mortgage-backed securities ..............      6,237               7,332
     Interest and dividends on investment securities .....      1,714                 635
     Other interest income ...............................        668                 414
                                                              -------             -------
                                                               47,088              40,477
                                                              -------             -------

INTEREST EXPENSE:
     Interest on deposits ................................     14,388               8,177
     Interest on Federal Home Loan Bank advances .........      8,922              10,743
     Interest on trust preferred borrowings ..............      1,177               1,017
     Interest on other borrowings ........................      1,541               1,237
                                                              -------             -------
                                                               26,028              21,174
                                                              -------             -------
Net interest income ......................................     21,060              19,303
Provision for loan losses ................................        371                 688
                                                              -------             -------
Net interest income after provision for loan losses ......     20,689              18,615
                                                              -------             -------

NONINTEREST INCOME:
     Credit/debit card and ATM income ....................      4,483               4,160
     Deposit service charges .............................      3,602               2,577
     Investment advisory income ..........................        594                 630
     Loan fee income .....................................        561                 421
     Bank owned life insurance income ....................        557                 488
     Mortgage banking activities, net ....................         72                  22
     Other income ........................................        864                 740
                                                              -------             -------
                                                               10,733               9,038
                                                              -------             -------

NONINTEREST EXPENSES:
     Salaries, benefits and other compensation ...........     10,850               9,192
     Occupancy expense ...................................      1,832               1,300
     Equipment expense ...................................      1,246                 982
     Data processing and operations expenses .............        943                 857
     Marketing expense ...................................        742                 613
     Professional fees ...................................        653                 257
     Other operating expense .............................      3,092               3,041
                                                              -------             -------
                                                               19,358              16,242
                                                              -------             -------
Income before minority interest and taxes ................     12,064              11,411
Less minority interest ...................................          -                  16
                                                              -------             -------
Income before taxes ......................................     12,064              11,395
Income tax provision .....................................      4,283               4,054
                                                              -------             -------
NET INCOME ...............................................    $ 7,781             $ 7,341
                                                              =======             =======

EARNINGS PER SHARE:
   Basic .................................................    $  1.19             $  1.11
   Diluted ...............................................    $  1.15             $  1.06


The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                              MARCH 31,       December 31,
                                                                                2007             2006
                                                                                ----             ----
                                                                                    (Unaudited)
                                                                          (In Thousands, Except Share Data)
ASSETS
Cash and due from banks ..................................................   $    75,461    $    73,989
Cash in non-owned ATMs ...................................................       150,270        166,092
Federal funds sold .......................................................             -          1,500
Interest-bearing deposits in other banks .................................           130            243
                                                                             -----------    -----------
    Total cash and cash equivalents ......................................       225,861        241,824
Investment securities held-to-maturity ...................................         4,215          4,219
Investment securities available-for-sale including reverse mortgages .....        23,938         50,272
Mortgage-backed securities available-for-sale ............................       487,705        504,347
Mortgage-backed securities trading .......................................        12,364         12,364
Loans held-for-sale ......................................................         1,211            919
Loans, net of allowance for loan losses of $27,629 at March 31, 2007
  and $27,384 at December 31, 2006 .......................................     2,031,126      2,018,822
Bank-owned life insurance ................................................        55,839         55,282
Stock in Federal Home Loan Bank of Pittsburgh, at cost ...................        35,217         39,872
Assets acquired through foreclosure ......................................           388            388
Premises and equipment ...................................................        32,889         30,218
Accrued interest receivable and other assets .............................        36,785         38,869
                                                                             -----------    -----------

TOTAL ASSETS .............................................................   $ 2,947,538    $ 2,997,396
                                                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
    Noninterest-bearing demand ...........................................   $   283,295    $   276,338
    Interest-bearing demand ..............................................       148,946        146,719
    Money market .........................................................       324,192        246,645
    Savings ..............................................................       219,904        226,853
    Time .................................................................       337,605        326,009
    Jumbo certificates of deposit - customer .............................       127,258        121,142
                                                                             -----------    -----------
      Total customer deposits ............................................     1,441,200      1,343,706
    Other jumbo certificates of deposit ..................................        99,593        111,388
    Brokered deposits ....................................................       292,470        301,254
                                                                             -----------    -----------
      Total deposits .....................................................     1,833,263      1,756,348

Federal funds purchased and securities sold under agreements
  to repurchase...........................................................        50,000         73,400
Federal Home Loan Bank advances ..........................................       693,918        784,028
Trust preferred borrowings ...............................................        67,011         67,011
Other borrowed funds .....................................................        76,228         78,240
Accrued interest payable and other liabilities ...........................        27,931         26,256
                                                                             -----------    -----------
TOTAL LIABILITIES ........................................................     2,748,351      2,785,283
                                                                             -----------    -----------

MINORITY INTEREST ........................................................            45             54

STOCKHOLDERS' EQUITY:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ...............................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,607,423 at March 31, 2007 and 15,584,580 at December 31, 2006 .....           156            156
Capital in excess of par value ...........................................        83,084         81,580
Accumulated other comprehensive loss .....................................        (6,570)        (8,573)
Retained earnings ........................................................       356,686        347,448
Treasury stock at cost, 9,324,469 shares at March 31, 2007 and 8,942,969
    shares at December 31, 2006 ..........................................      (234,214)      (208,552)
                                                                             -----------    -----------
TOTAL STOCKHOLDERS' EQUITY ...............................................       199,142        212,059
                                                                             -----------    -----------
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY ............   $ 2,947,538    $ 2,997,396
                                                                             ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Three months ended March 31,
                                                                                     ----------------------------
                                                                                        2007             2006
                                                                                        ----             ----
                                                                                             (Unaudited)
                                                                                           (In Thousands)
OPERATING ACTIVITIES:
Net income ......................................................................   $     7,781    $     7,341
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ...................................................           371            688
    Depreciation, accretion and amortization ....................................         1,709            781
    Decrease (increase) in accrued interest receivable and other assets .........         2,113           (684)
    Origination of loans held-for-sale ..........................................        (9,170)        (4,019)
    Proceeds from sales of loans held-for-sale ..................................         8,867          2,682
    Gain on mortgage banking activity ...........................................           (72)           (22)
    Stock-based compensation expense (net of tax benefit recognized) ............           221            286
    Excess tax benefits from share-based payment arrangements ...................          (144)          (215)
    Minority interest net income ................................................             -             16
    Increase in accrued interest payable and other liabilities ..................         1,819          3,047
    Loss on sale of assets acquired through foreclosure .........................             -              1
    Increase in value of bank-owned life insurance ..............................          (557)          (488)
    Increase in capitalized interest, net .......................................        (1,359)          (311)
                                                                                    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................................        11,579          9,103
                                                                                    -----------    -----------

INVESTING ACTIVITIES:
Maturities of investment securities .............................................        25,010            180
Sale of investment securities available-for-sale ................................        10,000         11,000
Purchase of investments available-for-sale ......................................        (7,487)       (11,991)
Repayments of mortgage-backed securities available-for-sale .....................        19,844         26,773
Purchases of mortgage-backed securities available-for-sale ......................             -        (44,793)
Repayments of reverse mortgages .................................................           972            125
Disbursements for reverse mortgages .............................................          (686)          (207)
Purchase of Cypress Capital Management LLC ......................................          (240)          (466)
Sale of loans ...................................................................             -            183
Purchase of loans ...............................................................             -         (3,305)
Net increase in loans ...........................................................       (12,682)      (100,002)
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh ........         4,655           (255)
Sales of assets acquired through foreclosure, net ...............................             -             14
Investment in premise and equipment, net ........................................        (3,142)        (2,938)
                                                                                    -----------    -----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES ............................        36,244       (125,682)
                                                                                    -----------    -----------

FINANCING ACTIVITIES:
Net increase in demand and savings deposits .....................................        77,770         17,945
Net (decrease) increase in time deposits ........................................        (3,093)       102,563
Net decrease in securities sold under agreement to repurchase ...................       (23,400)        (9,750)
Receipts from FHLB advances .....................................................     2,971,955      2,224,375
Repayments of FHLB advances .....................................................    (3,062,065)    (2,234,563)
Dividends paid on common stock ..................................................          (532)          (462)
Issuance of common stock and exercise of employee stock options .................         1,106            996
Excess tax benefits from share-based payment arrangements .......................           144            215
Purchase of treasury stock, net of reissuance ...................................       (25,662)          (765)
Decrease in minority interest ...................................................            (9)          (150)
                                                                                    -----------    -----------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES ............................       (63,786)       100,404
                                                                                    -----------    -----------

Decrease in cash and cash equivalents ...........................................       (15,963)       (16,175)
Cash and cash equivalents at beginning of period ................................       241,824        233,951
                                                                                    -----------    -----------
Cash and cash equivalents at end of period ......................................   $   225,861    $   217,776
                                                                                    ===========    ===========

                            (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)


                                                                                     Three months ended March 31,
                                                                                     ----------------------------
                                                                                        2007             2006
                                                                                        ----             ----
                                                                                             (Unaudited)
                                                                                           (In Thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
Cash paid in interest during the period.....................................          $ 22,529          $ 18,946
Cash paid for income taxes, net.............................................             1,227             1,200
Net change in accumulated other comprehensive loss .........................             2,003            (5,069)
Transfer of loans held-for-sale to loans....................................                 -               281

   The accompanying notes are an integral part of these Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         Our consolidated Financial Statements include the accounts of WSFS Financial Corporation ("the Company", "our Company", "we", "our" or "us"), Wilmington Savings Fund Society, FSB ("WSFS Bank" or the "Bank") and Montchanin Capital Management, Inc. ("Montchanin") and its wholly owned subsidiary, Cypress Capital Management, LLC ("Cypress"). Cypress is a Wilmington based investment advisory firm servicing high net-worth individuals and institutions. We also have one unconsolidated affiliate, WSFS Capital Trust III ("the Trust"). We also have a passive minority ownership interest in a limited partnership created to develop the office building in which we are a tenant. Founded in 1832, we are one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services through the Bank's new division, Wilmington Advisors, which was formed during 2006. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation ("FDIC") insures our customers'deposits to their legal maximum. We serve customers from our main office, 29 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Montchanin was formed in 2003 to provide asset management products and services in the Bank's primary market area. The Trust was formed in 2005 to issue Pooled Floating Rate Capital Securities. The Trust invested all of the proceeds from the issuance of the Pooled Floating Rate Capital Securities in our Junior Subordinated Debentures.

         Our fully-owned and consolidated subsidiaries include WSFS Investment Group, Inc. and WSFS Reit, Inc. WSFS Investment Group, Inc. markets various third-party insurance products and securities directly to the public and through the Bank's retail banking system. WSFS Reit, Inc. is a real estate investment trust formed to hold qualifying real estate assets and may be used to raise capital in the future.

         Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Per Rule 10-01 of Regulation S-X, we are not required to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

ACCOUNTING FOR STOCK-BASED COMPENSATION

          We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") beginning January 1, 2006 using the Modified Prospective Application Method. This method relates to current and future periods and does not require the restatement of prior periods. The impact of expensing stock options for the three months ended March 31, 2007, was $254,000 (pre-tax) or $0.03 (after-tax) per share, to salaries, benefits and other compensation. This compares to $333,000 (pre-tax) or $0.04 (after-tax) per share for the three months ended March 31, 2006.

         We have stock options outstanding under two plans (collectively, "Stock Incentive Plans") for officers, directors and Associates of the Corporation and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan ("1997 Plan"), was replaced by the 2005 Incentive Plan ("2005 Plan"). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 400,000. At March 31, 2007, there were 37,924 shares available for future grants under the 2005 Plan. At the April 2007 Annual Meeting of Shareholders a proposal was approved that increased the number of shares available for issuance by 462,000.

         The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonincentive stock options (collectively, "Stock Options"). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of the Corporation's common stock on the date of the grant. All Stock Options granted during 2007 vest in 20% or 25% per annum increments, start to become exercisable one year from the grant date and expire between five and ten years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control and termination without cause or constructive termination of the Associate.

         We announced on April 18, 2007, that our Executive Committee of the Board of Directors adopted an administrative policy related to the future award of stock options under the 2005 Plan. Under such administrative policy, the future award of stock options under the 2005 Plan will have a minimum vesting period of four years and maximum option life of five years from the date of grant.

         A summary of the status of our Option Plans and changes during the quarter then ended is presented below:

                                            MARCH 2007                        MARCH 2006
                                    ---------------------------        ---------------------------
                                                   WEIGHTED-                          WEIGHTED-
                                                   AVERAGE                            AVERAGE
                                      SHARES    EXERCISE PRICE            SHARES   EXERCISE PRICE
                                      ------    --------------            ------   --------------
STOCK OPTIONS:
Outstanding at beginning of period   700,427      $  39.50               739,404     $  31.88
Granted                                4,980         69.00                 6,720        62.48
Exercised                            (16,043)        34.46               (17,890)       24.05
Forfeited or canceled                 (1,750)        54.57                  (776)       39.83
                                    --------                            --------
Outstanding at end of period         687,614         39.80               727,458        32.35

Exercisable at end of period         406,673         26.61               424,114        20.52

Weighted-average fair value
of stock options granted            $  14.95                            $  15.96

     Beginning January 1, 2007, 414,973 stock options were exercisable with an intrinsic value of $15.6 million. In addition, at January 1, 2007, there were 285,454 nonvested options with a grant date fair value of $12.74. During the first quarter of 2007, 8,268 options vested with an intrinsic value of $271,000, and a grant date fair value of $7.98 per option. Also during the quarter, 16,043 options were exercised with an intrinsic value of $534,000. In addition, 525 vested options were forfeited with an intrinsic value of $11,000 and a grant date fair value of $10.61, while 1,750 options were forfeited in total with a grant date fair value of $13.46. There were 406,673 exercisable options remaining at March 31, 2007, with an intrinsic value of $15.4 million and a remaining contractual term of 4.6 years. At March 31, 2007 there were 687,614 stock options outstanding with an intrinsic value of $17.1 million and a remaining contractual term of 4.9 years. During the first quarter of 2006, 17,890 options were exercised with an intrinsic value of $694,000 and 7,860 options vested with a fair value of $7.30 per option.

     The total amount of compensation cost related to nonvested stock options as of March 31, 2007 was $2.0 million. The weighted-average period over which it is expected to be recognized is 1.5 years. We issue new shares upon the exercise of options.

     During the first quarter of 2007, we granted 4,925 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 4.7% in 2007; an expected option life of three and three-quarter years; and an expected stock price volatility of 18.7% in 2007. For the purposes of this option-pricing model, a dividend yield of 0.5% was assumed.

     Also during the first quarter of 2007, we granted 55 options with a ten-year life and a five-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 4.7% in 2007; an expected option life of six and one-half years; and an expected stock price volatility of 21.1% in 2007. For the purposes of this option-pricing model, a dividend yield of 0.5% was assumed.

     Prior to adoption of SFAS 123R we used a graded-vesting schedule to calculate the expense related to stock options. Since the adoption of SFAS 123R we have used a straight-line schedule to calculate the expense related to new stock options issued.

     The Black-Scholes option-pricing model assumes that options are freely tradable and immediately vested. Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by us, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

     During the first quarter of 2007 and 2006 we issued 27 and 8 shares, respectively, of restricted stock. These awards vest over five years: 0% during the first two years, 25% at the end of each of the third and fourth years and 50% at the end of the fifth year.

2.   EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share:

                                                                                        For the three months ended March 31,
                                                                                        ------------------------------------
                                                                                                2007              2006
                                                                                                ----              ----
                                                                                        (In Thousands, Except Per Share Data)
NUMERATOR:
---------
    Net income ......................................................................          $7,781             $7,341
                                                                                               ======             ======

DENOMINATOR:
-----------
    Denominator for basic earnings per share - weighted average outstanding shares...           6,542              6,601
    Effect of dilutive employee stock options .......................................             217                304
                                                                                               ------             ------
    Denominator for diluted earnings per share - adjusted weighted average
      outstanding shares and assumed exercise .......................................           6,759              6,905
                                                                                               ======             ======

Basic earnings per share ............................................................          $ 1.19             $ 1.11
                                                                                               ======             ======

Diluted earnings per share ..........................................................          $ 1.15             $ 1.06
                                                                                               ======             ======

Outstanding common stock equivalents having no dilutive effect ......................               5                100

3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         We have an interest-rate cap with a notional amount of $50.0 million, which limits three-month London InterBank Offered Rate ("LIBOR") to 6.00% for the ten years ending December 1, 2008. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at March 31, 2007 was $13,000. The cap is considered a free standing derivative and all changes in the fair value of the cap is recorded in the Statement of Operations. During the first quarter of 2007, we recognized $17,000 of related interest expense.


4.   COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

                                                        For the three months
                                                           ended March 31,
                                                        --------------------
                                                           (In Thousands)
                                                         2007          2006
                                                       -------       -------

Net income ......................................      $ 7,781       $ 7,341

Other Comprehensive Income:

Unrealized holding gains (losses) on securities
     available-for-sale arising during the
     period .....................................        3,231        (8,203)
Tax (expense) benefit ...........................       (1,228)        3,117
                                                       -------       -------
Net of tax amount ...............................        2,003        (5,086)

Unrealized holding gains arising during the
     period on derivatives ......................            -            26
Tax expense .....................................            -            (9)
                                                       -------       -------
Net of tax amount ...............................            -            17

Total comprehensive income ......................      $ 9,784       $ 2,272
                                                       =======       =======

5.   TAXES ON INCOME

         We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have assessed valuation allowances on the deferred income taxes due to, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.

         In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty-percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. FIN 48 became effective for us on January 1, 2007, and resulted in a $2.0 million increase to our retained earnings during the quarter ended March 31, 2007.

         The total amount of unrecognized tax benefits as of January 1, 2007 was $2.2 million, all of which would affect our effective tax rate if recognized. The total amount of accrued interest and penalties associated with such unrecognized tax benefits were $400,000 and $0, respectively. We record interest and penalties on potential income tax deficiencies as income tax expense. We do not expect the total amount of unrecognized tax benefits will significantly change within the next twelve months. Federal tax years 2003 through 2006 remain subject to examination as of January 1, 2007, while tax years 2003 through 2006 remain subject to examination by state taxing jurisdictions.


6.   SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we have three operating segments at March 31, 2007: There is one segment for WSFS and one for CashConnect, the ATM division of WSFS. The third segment, "All Others", represents the combined contributions of Montchanin, WSFS Investment Group, Inc., and the newly formed Wealth Management Services Division. Montchanin, WSFS Investment Group, Inc., and the Wealth Management Services Division each offer different products, to a separate customer base, through distinct distribution methods. We have combined Montchanin, WSFS Investment Group, Inc., and the Wealth Management Services Division to form the operating segment "All Others". All prior years' information has been updated to reflect this presentation.

         The WSFS segment provides financial products through its banking offices to commercial and retail customers.

         The CashConnect segment provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers, and service providers in the ATM industry. The balance sheet category "Cash in non-owned ATMs" includes cash in which fee income is earned through bailment arrangements with customers of CashConnect. Bailment arrangements are typically renewed annually. On May 1, 2007 CashConnect entered into an agreement to purchase certain ATM related assets of another bank, principally its customer list and rights and obligations under its customer contracts. Although most rights and obligations were assigned to CashConnect as part of this transaction the seller has retained the right to continue to supply ATM cash in accordance with the needs of its former customers for a minimum of thirty months.

         Montchanin provides asset management products and services to customers in the Bank's primary market area. Montchanin has one consolidated wholly-owned subsidiary, Cypress Capital Management, LLC ("Cypress"). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. WSFS Investment Group, Inc. markets various third-party insurance products and securities directly to the public and through WSFS' retail banking system. The Wealth Management Services Division provides wealth management and personal trust services to customers in the Bank's primary market area.

         An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. Segment information for the three months ended March 31, 2007 and 2006 follows:

                                                                   For the Three Months Ended March 31,
                                   -------------------------------------------------------------------------------------------------
                                                          2007                                               2006
                                   --------------------------------------------------   --------------------------------------------
                                                                ALL                                               ALL
                                       WSFS     CASHCONNECT   OTHERS (1)       TOTAL       WSFS    CASHCONNECT  OTHERS (1)   Total
                                                                                                     (in Thousands)
External customer revenues:
         Interest income           $   47,088   $        -   $        -    $   47,088   $   40,477   $      -   $    -    $   40,477
         Noninterest income             5,961        3,670        1,102        10,733        4,458      3,458    1,122         9,038
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------
Total external customer revenues       53,049        3,670        1,102        57,821       44,935      3,458    1,122        49,515
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------
Inter-segment revenues:
         Interest income                1,908            -            -         1,908        1,708          -        -         1,708
         Noninterest income               552          153            -           705          467        179        -           646
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------
Total inter-segment revenues            2,460          153            -         2,613        2,175        179        -         2,354
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------
Total revenue                          55,509        3,823        1,102        60,434       47,110      3,637    1,122        51,869
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------
External expenses:
         Interest expense              26,028            -            -        26,028       21,174          -        -        21,174
         Noninterest expenses          16,788        1,269        1,301        19,358       14,210        913    1,119        16,242
         Provision for loan loss          371            -            -           371          688          -        -           688
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------
Total external expenses                43,187        1,269        1,301        45,757       36,072        913    1,119        38,104
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------
Inter-segment expenses
         Interest expense                   -        1,908            -         1,908            -      1,708        -         1,708
         Noninterest expenses             153          246          306           705          179        230      237           646
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------
Total inter-segment expenses              153        2,154          306         2,613          179      1,938      237         2,354
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------

Total expenses                         43,340        3,423        1,607        48,370       36,251      2,851    1,356        40,458
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------
Income before minority
   interest and taxes              $   12,169   $      400   $     (505)   $   12,064   $   10,859   $    786   $ (234)   $   11,411

Less minority interest                                                              -                                             16
Income tax provision                                                            4,283                                          4,054
                                                                           ----------                                     ----------
Consolidated net income                                                         7,781                                          7,341

Cash and cash equivalents          $   74,632   $  150,270   $      959    $  225,861   $   58,132   $159,042   $  602    $  217,776
Other segment assets                2,709,955        9,624        2,098     2,721,677    2,721,584     11,531    1,970     2,735,085
                                   ----------   ----------   ----------    ----------   ----------   --------   ------    ----------

Total segment assets               $2,784,587   $  159,894   $    3,057    $2,947,538   $2,779,716   $170,573   $2,572    $2,952,861
                                   ==========   ==========   ==========    ==========   ==========   ========   ======    ==========

Capital expenditures               $    2,719   $        4   $        1    $    2,724   $   18,597   $     60   $   17    $   18,674


(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

7.   INDEMNIFICATIONS AND GUARANTEES

         SECONDARY MARKET LOAN SALES. Generally, we do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment defaults by borrowers. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. We sell fixed-rate, conforming first mortgage loans to the Freddie Mac as part of our ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate or, in some cases individual loans. Gains and losses on sales of loans are recognized at the time of the sale.

         As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include our repurchase of the loans. Repurchases and losses are rare, and no provision is made for losses at the time of sale. From January 2005 through the first quarter of 2007, we have had no repurchases under these indemnifications.

         SWAP GUARANTEES. We entered into agreements with two unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions, such as ours, to provide access to interest rate swap transactions for its customers without creating the swap itself.

         At March 31, 2007 there were eighteen variable-rate to fixed-rate swap transactions between the third party financial institutions and customers of ours, compared to twenty-two at December 31, 2006. The initial notional amount aggregated approximately $58.3 million at March 31, 2007 compared with $77.4 million at December 31, 2006, with maturities ranging from approximately one to ten years. The aggregate market value of these swaps to the customers was a liability of $820,000 at March 31, 2007 and $291,000 at December 31, 2006. The amount of liability recorded by us for these guarantees that were in a liability position at March 31, 2007 and December 31, 2006 was $11,000 and $7,000, respectively. This amount represented the fair market value of the guarantee to perform under the terms of the swap agreements.

8.   ASSOCIATE (EMPLOYEE) BENEFIT PLANS

POSTRETIREMENT BENEFITS

         We share certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for us.

         We account for our obligations under the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). SFAS 106 requires that the costs of these benefits be recognized over an Associate's active working career. Disclosures for 2007 are in accordance with SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158") while disclosures for previous years are in accordance with SFAS No. 132 (Revised), Employers' Disclosure About Pensions and Other Postretirement Benefits.

         The following disclosures of the net periodic benefit cost components of post-retirement benefits were measured at January 1, 2007 and 2006:

                                                  Three months ended March 31,
                                                  ----------------------------
                                                         2007      2006
                                                         ----      ----
                                                         (In Thousands)

Service cost ...................................         $34        $27
Interest cost ..................................          31         23
Amortization of transition obligation ..........          15         15
Net loss recognition ...........................           5          -
                                                         ---        ---
                 Net periodic benefit cost .....         $85        $65
                                                         ===        ===

SUPPLEMENTAL PENSION PLAN

         We provide a nonqualified supplemental pension plan that gives credit for 25 years of service based on the qualified plan formula. This plan is provided to two of our retired executives. The plan is no longer being provided to our Associates. Unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is recognized immediately as a component of net periodic benefit cost.

         The following disclosures of the net periodic benefit cost components of a supplemental pension plan were measured at January 1, 2007 and 2006:

                                                  Three months ended March 31,
                                                  ----------------------------
                                                        2007       2006
                                                         ---        ---
                                                         (In Thousands)

Interest  cost .................................         $10        $11
Net loss recognition ...........................           7         14
                                                         ---        ---
                 Net periodic benefit cost .....         $17        $25
                                                         ===        ===

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         WSFS Financial Corporation (`the Company", "our Company", "we", "our" or "us") is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB ("WSFS Bank" or the "Bank"). Founded in 1832, we are one of the ten oldest banks continuously operating under the same name in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys enjoy broader investment powers than most other financial institutions. We have served the residents of the Delaware Valley for 175 years. We are the largest thrift institution headquartered in Delaware and the fourth largest financial institution in the state on the basis of total deposits traditionally garnered in-market. Our primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term business strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits. Our strategic focus is to exceed customer expectations, deliver stellar service and build customer advocacy through highly trained, relationship oriented, friendly, knowledgeable, and empowered Associates.

         We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services through the Bank's new division, Wilmington Advisors, which was formed during 2006. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation ("FDIC") insures our customers' deposits to their legal maximum. We serve customers from our main office and 28 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania.

         We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. ("Montchanin"). We also have one unconsolidated affiliate, WSFS Capital Trust III. We also have a passive minority ownership interest in a limited partnership created to develop the office building in which we are a tenant. Fully-owned consolidated subsidiaries of WSFS include WSFS Investment Group, Inc. which markets various third-party insurance products and securities directly to the public and through the Banks' retail banking system, and WSFS Reit, Inc., which holds qualifying real estate assets and may be used in the future to raise capital.

         Montchanin has one consolidated wholly-owned subsidiary, Cypress Capital Management, LLC ("Cypress"). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. Cypress has more than $458 million in assets under management at March 31, 2007.

FORWARD-LOOKING STATEMENTS

         Within this report and financial statements, management has included certain "forward-looking statements" concerning our future operations. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in its financial statements. Management has used "forward-looking statements" to describe the future plans and strategies including expectations of our future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. We do not undertake, and specifically disclaim any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


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

         The following are critical accounting policies that involve more significant judgments and estimates:

ALLOWANCE FOR LOAN LOSSES

We maintain allowances for credit losses and charge losses to these allowances when realized. The determination of the allowance for loan losses requires significant judgment reflecting management's best estimate of probable loan losses related to specifically identified loans as well as those in the remaining loan portfolio. Management's evaluation is based upon a continuing review of these portfolios.


CONTINGENCIES (INCLUDING INDEMNIFICATIONS)

         In the ordinary course of business we are subject to legal actions which involve claims for monetary relief. Based upon information presently available to us and our counsel, it is our opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on our results of operations.

         We maintain a loss contingency for standby letters of credit and charge losses to this reserve when such losses are realized. The determination of the loss contingency for standby letters of credit requires significant judgment reflecting management's best estimate of probable losses. The balance in this reserve at March 31, 2007 was $623,000.

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

INCOME TAXES

         We account for income taxes in accordance with Statement of Financial Account Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109"), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has assessed the Company's valuation allowances on deferred income taxes resulting from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48") on January 1, 2007. The impact of the adoption of this interpretation is more fully discussed in
Note 5 to the consolidated financial statements.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL CONDITION

         Our total assets decreased $49.9 million, or 2% during the three months ended March 31, 2007. There was a $26.3 million, or 48% decrease of investment securities due primarily to $25.0 million in agency notes maturing during the quarter. Mortgage-backed securities decreased $16.6 million, or 3%, due to repayments. In addition, between December 31, 2006 and March 31, 2007, cash in non-owned ATMs decreased $15.8 million, or 10%. The decrease is attributable to the higher cash balances required for ATMs during the fourth quarter of 2006, due to seasonal demand. Partially offsetting these decreases was a $12.3 million increase in loans, primarily commercial and commercial real estate loans.

         Total liabilities decreased $36.9 million between December 31, 2006 and March 31, 2007, to $2.7 billion. The decrease was mainly due to a $90.1 million or 11% reduction in Federal Home Loan Bank ("FHLB") advances. This decline in FHLB advances was mainly due to using excess funds from mortgage-backed security repayments to repay advances. There was also a decrease of $23.4 million or 32% in federal funds purchased and securities sold under agreements to repurchase. These decreases were offset by a $76.9 million, or 4% increase in deposits. This increase included $77.5 million in money market accounts and $17.7 million in customer time deposits.

CAPITAL RESOURCES

         Stockholders' equity decreased $12.9 million between December 31, 2006 and March 31, 2007. This decrease was mainly due to our purchase of 381,500 shares of our common stock for $25.7 million ($67.27 per share average). At March 31, 2007 we held 9.3 million shares of common stock in our treasury at a cost of $234.2 million. Finally, we declared a cash dividend totaling $532,000 during the three months ended March 31, 2007. These decreases were partially offset by net income of $7.8 million and an increase of

$1.5 million from the issuance of common stock and exercise of employee stock options. Accumulated other comprehensive income increased $2.0 million during the first three months of 2007 due, in part, to an increase in the fair value of securities available-for-sale. In addition, stockholders' equity increased $2.0 million as a result of the implementation of the FIN 48. The impact of the adoption of this interpretation is more fully discussed in Note 5 to the Consolidated Financial Statements.

         Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of March 31, 2007 (dollars in thousands):

                                                                                                    To be Well-Capitalized
                                                    Consolidated              For Capital           Under Prompt Corrective
                                               Bank Capital               Adequacy Purposes              Action Provisions
                                             -------------------------    ----------------------   ------------------------
                                                                % of                      % of                      % of
                                               Amount          Assets       Amount       Assets       Amount       Assets
                                               ------          ------       ------       ------       ------       ------

Total Capital
  (to Risk-Weighted Assets) ........         $291,732          12.91%      $180,771       8.00%      $225,964      10.00%
Core Capital (to Adjusted
  Total Assets).....................          264,338           8.96        117,988       4.00        147,485       5.00
Tangible Capital (to Tangible
  Assets) ..........................          264,338           8.96         44,245       1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          264,338          11.70         90,386       4.00        135,578       6.00


         Under Office of Thrift Supervision ("OTS") capital regulations, savings institutions such as our bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank's financial statements. At March 31, 2007 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

LIQUIDITY

         We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the OTS. We comply with guidance promulgated under Thrift Bulletin 77 that requires thrift institutions to maintain adequate liquidity to assure safe and sound operations.

         As a financial institution, the Bank has ready access to several sources to fund growth and meet its liquidity needs. Among these are: net income, deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements and the brokered deposit market. The Bank's branch expansion is intended to enter us into new, but contiguous, markets, attract new customers and provide funding for its business loan growth. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration, AAA-rated, mortgage-backed securities and Agency notes that are positioned to provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

         During the three months ended March 31, 2007, net loan growth resulted in the use of $12.7 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. While our loan to deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings, primarily through the FHLB.

         During the three months ended March 31, 2007, $11.6 million in cash was provided by operating activities, while $77.8 million in cash was provided through the net increase in demand and savings deposits and $90.1 million in cash was used to fund the net decrease in FHLB borrowings. During this period, cash and cash equivalents decreased $16.0 million to $225.9 million.

NONPERFORMING ASSETS

         The following table shows our nonperforming assets and past due loans at the dates indicated. Nonperforming assets include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

                                                                MARCH 31,  DECEMBER 31,
                                                                  2007        2006
                                                                 ------      ------
                                                                   (In Thousands)
Nonaccruing loans:
     Commercial ..............................................$    1,307    $1,282
     Consumer .................................................      528       557
     Commercial mortgage ......................................      577       500
     Residential mortgage .....................................    1,818     1,493
     Construction .............................................        -         -
                                                                  ------    ------

Total nonaccruing loans .......................................    4,230     3,832
Assets acquired through foreclosure ...........................      388       388
                                                                  ------    ------

Total nonperforming assets ....................................   $4,618    $4,220
                                                                  ======    ======

Past due loans:
     Residential mortgages ....................................   $    -    $  219
     Commercial and commercial mortgages ......................       40         3
     Consumer .................................................       49        29
                                                                  ------    ------

Total past due loans ..........................................   $   89    $  251
                                                                  ======    ======

Ratios:
     Nonaccruing loans to total loans (1) .....................    0.21%     0.19%
     Allowance for loan losses to gross loans (1) .............    1.34%     1.34%
     Nonperforming assets to total assets .....................    0.16%     0.14%
     Loan loss allowance to nonaccruing loans (2) .............     648%      705%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) ...............................     593%      640%

(1)  Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

         Nonperforming assets increased $398,000 between December 31, 2006 and March 31, 2007. The increase in nonperforming assets was primarily due to a $325,000 increase in residential mortgages, including the addition of seven residential mortgage loans, and a $77,000 increase in commercial mortgages. The level on nonperforming consumer loans improved slightly in comparison to year-end 2006. An analysis of the change in the balance of non-performing assets is presented below.

                                                    FOR THE THREE
                                                     MONTHS ENDED      FOR THE YEAR ENDED
                                                    MARCH 31, 2007     DECEMBER 31, 2006
                                                    --------------     ------------------
                                                             (In Thousands)
Beginning balance..................................     $4,220             $3,469
     Additions ....................................      1,054              5,697
     Collections...................................       (540)            (3,916)
     Transfers to accrual/restructured status......        (71)              (453)
     Charge-offs / write-downs, net................        (45)              (577)
                                                        -------            ------

Ending balance.....................................     $4,618             $4,220
                                                        ======             ======

         The timely identification of problem loans is a key element in our strategy to manage our loan portfolio. Timely identification enables us to take appropriate action and, accordingly, minimize losses. An asset review system established to monitor the asset quality of our loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system utilizes guidelines established by federal regulation. However, there can be no assurance that the levels or the categories of problem loans and assets established by the Bank are the same as those which would result from a regulatory examination.

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by management. At March 31, 2007, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $51.4 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased from 98% at December 31, 2006 to 97% at March 31, 2007. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -1.74% at March 31, 2007 from -1.03% at December 31, 2006. The change in sensitivity since December 31, 2006 is the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

         Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at March 31, 2007 and 2006, calculated in compliance with Thrift Bulletin No. 13a:

                                       AT MARCH 31,
                ----------------------------------------------------------------
                           2007                              2006
                ------------------------------     -----------------------------
   CHANGE IN     % CHANGE IN                       % CHANGE IN
 INTEREST RATE   NET INTEREST  NET PORTFOLIO       NET INTEREST  NET PORTFOLIO
(BASIS POINTS)    MARGIN (1)   VALUE RATIO (2)       MARGIN (1)  VALUE RATIO (2)
--------------    ----------   ---------------       ----------  ---------------

     +300            0%             8.46%              -1%             7.12%
     +200            0%             8.73%               0%             7.77%
     +100            0%             8.95%               0%             8.38%
        0            0%             9.70%               0%             8.90%
     -100            2%             9.25%              -1%             9.35%
     -200            2%             9.16%              -3%             9.40%
     -300            1%             9.13%              -7%             9.28%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.



COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

RESULTS OF OPERATIONS

         We recorded net income of $7.8 million or $1.15 per diluted share for the first quarter of 2007. This compares to $7.3 million or $1.06 per diluted share for the same quarter last year.

NET INTEREST INCOME

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.


                                                                  THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------------------------------------------
                                                        2007                                       2006
                                          ----------------------------------        ---------------------------------
                                          AVERAGE     INTEREST &    YIELD/          AVERAGE      INTEREST &  YIELD/
                                          BALANCE     DIVIDENDS     RATE (1)        BALANCE      DIVIDENDS   RATE (1)
                                          -------     ---------     --------        -------      ---------   --------
ASSETS:                                                                 (Dollars in Thousands)
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans .....    $  655,669        $13,692        8.35%      $  605,189       $11,760      7.77%
     Residential real estate loans       471,613          6,723        5.70          466,329         6,279      5.39
     Commercial loans ............       651,510         13,063        8.19          525,339         9,645      7.55
     Consumer loans ..............       266,368          4,978        7.58          250,856         4,406      7.12
                                      ----------        -------                   ----------       -------
       Total loans ...............     2,045,160         38,456        7.58        1,847,713        32,090      7.01
Mortgage-backed securities (4) ...       509,224          6,237        4.90          623,551         7,332      4.70
Loans held-for-sale (3) ..........         1,090             13        4.77              594             6      4.04
Investment securities (4) (5) ....        32,757          1,714       20.93           58,060           635      4.37
Other interest-earning assets ....        37,851            668        7.16           48,690           414      3.45
                                      ----------        -------                   ----------       -------
     Total interest-earning assets     2,626,082         47,088        7.21        2,578,608        40,477      6.32
Allowance for loan losses ........       (27,708)       -------                      (25,515)      -------
Cash and due from banks...........        67,087                                      51,364
Cash in non-owned ATMs............       142,103                                     144,436
Bank owned life insurance.........        55,473                                      54,365
Other noninterest-earning assets..        65,758                                      59,986
                                      ----------                                  ----------
     Total assets.................    $2,928,795                                  $2,863,244
                                      ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest-bearing demand......    $  135,464            270        0.81%      $  123,805       $   140      0.46%
     Money market.................       315,525          3,088        3.97          226,229         1,714      3.07
     Savings......................       219,912            446        0.82          247,152           511      0.84
     Retail time deposits                456,523          5,216        4.63          322,184         2,688      3.38
                                      ----------        -------                   ----------       -------
       Total interest-bearing
         customer deposits........     1,127,424          9,020        3.24          919,370         5,053      2.23
Jumbo certificates of deposits ...       102,856          1,355        5.34           60,081           663      4.48
Brokered certificates of deposit..       298,247          4,013        5.46          226,022         2,461      4.42
                                      ----------        -------                   ----------       -------
       Total interest-bearing
         deposits.................     1,528,527         14,388        3.82        1,205,473         8,177      2.75
FHLB of Pittsburgh advances.......       697,253          8,922        5.12        1,003,350        10,743      4.28
Trust preferred borrowings........        67,011          1,177        7.03           67,011         1,017      6.07
Other borrowed funds..............       131,232          1,541        4.70          121,822         1,237      4.06
                                      ----------        -------                                    -------
     Total interest-bearing
       liabilities................     2,424,023         26,028        4.30        2,397,656        21,174      3.53
Noninterest-bearing demand                              -------                                    -------
  deposits........................       267,354                                     257,963
Other noninterest-bearing
  liabilities.....................        26,399                                      21,022
Minority interest ................            49                                         154
Stockholders' equity..............       210,970                                     186,449
                                      ----------                                  ----------
Total liabilities and
  stockholders' equity............    $2,928,795                                  $2,863,244
                                      ==========                                  ==========
Excess of interest-earning assets
  over interest-bearing
  liabilities.....................   $   202,059                                 $   180,952
                                     ===========                                 ===========
Net interest and dividend income..                      $21,060                                    $19,303
                                                        =======                                    =======

Interest rate spread..............                                     2.91%                                    2.79%
                                                                       ====                                     ====
Net interest margin...............                                     3.25%                                    3.04%
                                                                       ====                                     ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.
(5)  Includes reverse mortgages.

         Net interest income for the first quarter of 2007 was $21.1 million compared to $19.3 million for the same quarter in 2006. Mainly contributing to the increase in net interest income was an improved balance sheet mix of earning assets and interest-bearing liabilities. Loans, with a yield of 7.58%, increased $197.4 million while mortgage-backed securities, with a yield of 4.90%, declined $114.3 million mostly due to scheduled repayments. In addition, deposits, with a rate of 3.82%, increased $323.1 million while FHLB advances, with a rate of 5.12%, decreased $306.1 million. The yield on earning assets increased 0.89% in comparison to the first quarter of 2006 while the rate on interest-bearing liabilities increased by 0.77%. The net interest margin for the first quarter of 2007 was 3.25%, up 0.21% from the first quarter 2006.

ALLOWANCE FOR LOAN LOSSES

         We maintain allowances for credit losses and charge losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant judgment reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Management's evaluation is based upon a continuing review of these portfolios.

         Management establishes the loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 ("SAB 102"). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

         Specific reserves are established for certain loans in cases where management has identified significant conditions or circumstances related to a specific credit that indicate the probability that a loss has been incurred.

         The allowance formula for commercial and commercial real estate loans are calculated in each case by applying loss factors to outstanding loans based on the internal risk grade of loans derived from analysis of both the probability of default and the probability of loss should default occur. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors by risk grade have a basis in our historical default experience for such loans and an assessment of the probability of default. Loss adjustment factors are applied based on criteria discussed below.

         Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are based on a ten-year net charge-off history. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information and historical loss adjustment factors.

         Historical  loss  adjustment   factors  are  based  upon   management's
evaluation of various current conditions, including those listed below.

o General economic and business conditions affecting the Bank's key lending areas,
o    Credit quality trends,
o    Recent loss experience in particular segments of the portfolio,
o    Collateral values and loan-to-value ratios,
o    Loan volumes and concentrations, including changes in mix,
o    Seasoning of the loan portfolio,
o    Specific industry conditions within portfolio segments,
o    Bank regulatory examination results, and
o Other factors, including changes in quality of the loan origination, servicing and risk management processes.

         Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses. We also give consideration to the results of these regulatory agency examinations. The provision for loan losses decreased to $371,000 for the first quarter of 2007 from $688,000 during the first quarter of 2006, primarily the result of a change in estimates used in the calculation beginning in the third quarter of 2006 and slower loan growth during the quarter. The change in estimates is the result of continued analysis of our loss experience on commercial loans and the our consideration of proposed regulatory guidance and professional studies on the classification of commercial credits to change its estimates. This change combines an estimate of the probability of default for each of our classified loan grades with an estimate of loss should an event of default occur. The estimate of loss further segments classified loan grades into sub-grades with unique factors. We believe this analysis better estimates losses currently in its loan portfolio.

         We maintain allowances for credit losses and charge losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios. Management's evaluation is based upon a continuing review of the portfolios.

         The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                     2007               2006
                                                   --------           --------
                                                      (Dollars in Thousands)

Beginning balance .......................          $ 27,384           $ 25,381
Provision for loan losses ...............               371                688

Charge-offs:
     Residential real estate ............                 -                 58
     Commercial real estate (1) .........                 -                  -
     Commercial .........................                 -                 30
     Overdrafts .........................               353                  -
     Consumer ...........................               107                 81
                                                   --------           --------
        Total charge-offs ...............               460                169
                                                   --------           --------
Recoveries:
     Residential real estate ............                 1                  3
     Commercial real estate (1) .........               118                147
     Commercial .........................                74                 49
     Overdrafts .........................               119                  -
     Consumer ...........................                22                 44
                                                   --------           --------
        Total recoveries ................               334                243
                                                   --------           --------

Net charge-offs (recoveries) ............               126                (74)
                                                   --------           --------
Ending balance ..........................          $ 27,629           $ 26,143
                                                   ========           ========
Net charge-offs to average gross loans
  outstanding, net of unearned income (2)              0.02%             (0.02)%
                                                   ========           ========

(1)  Includes commercial mortgage and construction loans.
(2)  Ratios for the three months ended March 31, 2007 and 2006 are annualized.

NONINTEREST INCOME

         Noninterest income for the quarter ended March 31, 2007 was $10.7 million compared to $9.0 million for the first quarter of 2006, an increase of $1.7 million or 19%. Although almost all noninterest income categories showed improvements, the majority of the increase over the first quarter of 2006 was attributable to a $1.0 million increase in deposit service charges. This increase was due to an increase in deposit accounts and additional services offered. Credit/debit card and ATM income increased $323,000 as a result of higher rates earned on cash in non-owned ATM's. Fee revenues for the first quarter of 2007 represented 33% of total revenues compared to 32% during the first quarter of 2006.

NONINTEREST EXPENSE

         Noninterest expense for the quarter ended March 31, 2007 was $19.4 million for an increase of $3.1 million over the $16.2 million reported for the same period in 2006. The 19% increase over the first quarter of 2006 was mainly related to our expansion including the opening of three branch offices, three branch renovations/relocations, the continued growth of the Wealth Management Division and the formation of a reverse mortgage business unit. Additionally, we moved into our new corporate headquarters in the WSFS Bank Center building in March 2007. This investment in growth is reflected in higher compensation, occupancy and equipment expenses. The number of full-time equivalent Associates increased from 529 at in the first quarter of 2006 to 564 at in the first quarter of 2007. The first quarter of 2006 also included a $322,000 reduction in a reserve included in professional fees related to reverse mortgages.

INCOME TAXES

         The Company and its subsidiaries, with the exception of WSFS Reit, Inc., file a consolidated Federal income tax return and separate state income tax returns. WSFS Reit, Inc. files separate Federal and state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." We recorded a provision for income taxes of $4.3 million during the three months ended March 31, 2007 compared to an income tax provision of $4.1 million for the same period in 2006. The effective tax rate for both of the three month periods ended March 31, 2007 and 2006 were 36%.

         The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, Bank-Owned Life Insurance ("BOLI") income and fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

         We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of Statements No. 133 and 140 ("SFAS 155"). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips are not subject to the requirements of SFAS 133. In addition, it establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 becomes effective in fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the our Consolidated Financial Statements.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of Statement No. 140 ("SFAS 156"). This Statement will modify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to lessen the efforts to obtain hedge-like (offset) accounting. SFAS 156 becomes effective in fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on our Consolidated Financial Statements.

         In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for in accordance with SFAS No. 106 Employers'
Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") or Accounting Principles Board Opinion ("APB") No. 12, Omnibus Opinion -- 1967. Furthermore, the purchase of a split dollar life insurance policy does not constitute a settlement under SFAS 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS 106 if the benefit is offered under an arrangement that constitutes a plan or under Accounting Principles Board No. 12 if it is not part of a plan. The provisions of EITF Issue 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. We are required to adopt this statement in the fiscal year beginning after December 15, 2007, with early adoption permitted. We plan to adopt this statement on January 1, 2008 and are currently assessing the impact that the adoption will have on our Consolidated Financial Statements.

         In September 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance," ("EITF 06-5"). EITF 06-5 concluded that companies purchasing a life insurance policy should record the amount that could be realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company's discretion should be excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-5 was effective for fiscal years beginning after December 15, 2006. We adopted EITF 06-5 at the beginning of 2007, and the adoption did not have a material impact on our Consolidated Financial Statements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date. The fair value option
(i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for us on January 1, 2008. We are currently evaluating the impact the adoption of SFAS 159 will have on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------
         Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

          (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the us in the reports that we file or submit under the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

          (B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         We are not engaged in any legal proceedings of a material nature at March 31, 2007. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

ITEM 1A. RISK FACTORS
         ------------
         Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company's Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

         The following table lists purchases of our Common Stock during the first quarter of 2007.

                                                                                      Total Number of     Maximum Number
                                                     Total Number       Average      Shares Purchased     of Shares that May
                                                        of Shares      Price Paid   as Part of Publicly   Yet Be Purchased
                                                       Purchased       per Share     Announced Plans           Under the Plans
                                                     --------------    ----------   -----------------        ----------------------
           January 1, to January 31, 2007                      0         $0.00                  0               546,600

           February 1, to February 28, 2007              155,000        $68.17            155,000               391,600

           March 1, to March 31, 2007                    226,500        $66.65            226,500               165,100

           Total for the quarter ended March 31, 2007    381,500        $67.27
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



                                           WSFS FINANCIAL CORPORATION





Date:  May 9, 2007                         /s/MARK A. TURNER
                                           -------------------------------------
                                           Mark A. Turner
                                           President and Chief Executive Officer






Date:  May 9, 2007                         /s/STEPHEN A. FOWLE
                                           -------------------------------------
                                           Stephen A. Fowle
                                           Executive Vice President and
                                           Chief Financial Officer