Form 10-Q
period 2007-06-30
WSFS FINANCIAL CORP
filed 2007-08-09
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2007
                               -------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission File Number 0-16668
                                                -------

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


500 Delaware Avenue, Wilmington, Delaware               19801
-----------------------------------------               -----
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
Large accelerated filer      Accelerated filer  X    Non-accelerated filer
                        ---                    ---                         ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Exchange Act Rule 12b-2). YES      NO  X
                                         ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2007:

Common Stock, par value $.01 per share                  6,286,963
--------------------------------------                  ---------
        (Title of Class)                         (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                                            Page
                                                                                                            ----
Item 1.  Financial Statement (Unaudited)
         ------------------------------

           Consolidated Statement of Operations for the Three and Six Months
           Ended June 30, 2007 and 2006.......................................................                3

           Consolidated Statement of Condition as of June 30, 2007
           and December 31, 2006..............................................................                4

           Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 2007 and 2006 ............................................................                5

           Notes to the Consolidated Financial Statements for the Three and Six
           Months Ended June 30, 2007 and 2006 ...............................................                7

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................               16
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................               26
         ----------------------------------------------------------

Item 4.  Controls and Procedures .............................................................               26
         -----------------------

                           PART II. Other Information


Item 1.  Legal Proceedings....................................................................               27
         -----------------

Item 1A. Risk Factors.........................................................................               27
         ------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........................               27
         -----------------------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................               27
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................               27
         ---------------------------------------------------

Item 5.  Other Information ...................................................................               27
         -----------------

Item 6.  Exhibits ............................................................................               27
         --------

Signatures ....................................................................................              28

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three months ended June 30,      Six months ended June 30,
                                                       ---------------------------      -------------------------
                                                           2007            2006             2007            2006
                                                           ----            ----             ----            ----
                                                                              (Unaudited)
                                                                  (In Thousands, Except Per Share Data)
Interest income:
     Interest and fees on loans .....................   $ 39,385        $ 35,332         $ 77,854        $ 67,428
     Interest on mortgage-backed securities .........      6,001           7,471           12,238          14,803
     Interest and dividends on investment securities.        723             388            2,437           1,023
     Other interest income ..........................        558             677            1,226           1,091
                                                        --------        --------         --------        --------
                                                          46,667          43,868           93,755          84,345
                                                        --------        --------         --------        --------
Interest expense:
     Interest on deposits ...........................     14,299          10,113           28,687          18,290
     Interest on Federal Home Loan Bank advances ....      9,538          12,004           18,460          22,747
     Interest on trust preferred borrowings .........      1,161           1,106            2,338           2,123
     Interest on other borrowings ...................      1,529           1,259            3,070           2,496
                                                        --------        --------         --------        --------
                                                          26,527          24,482           52,555          45,656
                                                        --------        --------         --------        --------
Net interest income .................................     20,140          19,386           41,200          38,689
Provision for loan losses ...........................      1,273             695            1,644           1,383
                                                        --------        --------         --------        --------
Net interest income after provision for loan losses..     18,867          18,691           39,556          37,306
                                                        --------        --------         --------        --------

Noninterest income:
     Credit/debit card and ATM income ...............      5,074           4,858            9,557           9,018
     Deposit service charges ........................      3,854           2,826            7,456           5,403
     Investment advisory income .....................        598             618            1,192           1,248
     Loan fee income ................................        581             413            1,142             834
     Bank owned life insurance income ...............        542             522            1,099           1,010
     Mortgage banking activities, net ...............         78              61              150              83
     Securities losses ..............................          -             (41)               -             (41)
     Other income ...................................        889             623            1,753           1,363
                                                        --------        --------         --------        --------
                                                          11,616           9,880           22,349          18,918
                                                        --------        --------         --------        --------
Noninterest expenses:
     Salaries, benefits and other compensation ......     10,251           9,421           21,101          18,613
     Occupancy expense ..............................      2,083           1,347            3,915           2,647
     Equipment expense ..............................      1,345           1,075            2,591           2,057
     Data processing and operations expenses ........        946             889            1,889           1,746
     Marketing expense ..............................        867             728            1,609           1,341
     Professional fees ..............................        654             505            1,307             762
     Other operating expense ........................      2,881           2,967            5,973           6,008
                                                        --------        --------         --------        --------
                                                          19,027          16,932           38,385          33,174
                                                        --------        --------         --------        --------

Income before minority interest and taxes ...........     11,456          11,639           23,520          23,050
Less minority interest ..............................          -              15                -              31
                                                        --------        --------         --------        --------
Income before taxes .................................     11,456          11,624           23,520          23,019
Income tax provision ................................      4,227           4,126            8,510           8,180
                                                        --------        --------         --------        --------
Net income ..........................................   $  7,229        $  7,498         $ 15,010        $ 14,839
                                                        ========        ========         ========        ========

Earnings per share:
Basic ...............................................   $   1.15        $   1.13         $   2.34        $   2.24
Diluted .............................................   $   1.11        $   1.09         $   2.26        $   2.15

The accompanying notes are an integral part of these consolidated Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                                     June 30,      December 31,
                                                                                      2007             2006
                                                                                      ----             ----
                                                                                          (Unaudited)
                                                                                         (In Thousands)
Assets
Cash and due from banks .......................................................   $    83,291    $    73,989
Cash in non-owned ATMs ........................................................       176,987        166,092
Federal funds sold ............................................................         4,000          1,500
Interest-bearing deposits in other banks ......................................           202            243
                                                                                  -----------    -----------
    Total cash and cash equivalents ...........................................       264,480        241,824
Investment securities held-to-maturity ........................................         4,221          4,219
Investment securities available-for-sale including reverse mortgages ..........        24,273         50,272
Mortgage-backed securities available-for-sale .................................       460,103        504,347
Mortgage-backed securities trading ............................................        12,364         12,364
Loans held-for-sale ...........................................................         1,258            919
Loans, net of allowance for loan losses of $28,359 at June 30, 2007
  and $27,384 at December 31, 2006 ............................................     2,084,223      2,018,822
Bank owned life insurance .....................................................        56,381         55,282
Stock in Federal Home Loan Bank of Pittsburgh, at cost ........................        37,366         39,872
Assets acquired through foreclosure ...........................................           388            388
Premises and equipment ........................................................        34,262         30,218
Accrued interest receivable and other assets ..................................        38,800         38,869
                                                                                  -----------    -----------
Total assets ..................................................................   $ 3,018,119    $ 2,997,396
                                                                                  ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand ................................................   $   295,729    $   276,338
    Interest-bearing demand ...................................................       162,487        146,719
    Money market ..............................................................       308,639        246,645
    Savings ...................................................................       216,104        226,853
    Time ......................................................................       349,434        326,009
    Jumbo certificates of deposit - customer ..................................       132,308        121,142
                                                                                  -----------    -----------
      Total customer deposits .................................................     1,464,701      1,343,706
    Other jumbo certificates of deposit .......................................       100,595        111,388
    Brokered deposits .........................................................       283,265        301,254
                                                                                  -----------    -----------
        Total deposits ........................................................     1,848,561      1,756,348

Federal funds purchased and securities sold under agreements to repurchase.....        50,000         73,400
Federal Home Loan Bank advances ...............................................       734,377        784,028
Trust preferred borrowings ....................................................        67,011         67,011
Other borrowed funds ..........................................................        88,074         78,240
Accrued interest payable and other liabilities ................................        28,886         26,256
                                                                                  -----------    -----------
Total liabilities .............................................................     2,816,909      2,785,283
                                                                                  -----------    -----------

Minority Interest .............................................................            34             54

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding ....................................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,666,283 at June 30, 2007 and 15,584,580 at December 31, 2006 ...........           157            156
Capital in excess of par value ................................................        85,324         81,580
Accumulated other comprehensive loss ..........................................       (10,414)        (8,573)
Retained earnings .............................................................       363,286        347,448
Treasury stock at cost, 9,370,469 shares at June 30, 2007 and 8,942,969
    shares at December 31, 2006 ...............................................      (237,177)      (208,552)
                                                                                  -----------    -----------
Total stockholders' equity ....................................................       201,176        212,059
                                                                                  -----------    -----------
Total liabilities, minority interest and stockholders' equity .................   $ 3,018,119    $ 2,997,396
                                                                                  ===========    ===========

The accompanying notes are an integral part of these consolidated Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Six months ended June 30,
                                                                                          2007           2006
                                                                                          ----           ----
                                                                                             (Unaudited)
                                                                                           (In Thousands)
Operating activities:
Net income ......................................................................   $    15,010    $    14,839
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ...................................................         1,644          1,383
    Depreciation, accretion and amortization ....................................         2,588          2,001
    Decrease (increase) in accrued interest receivable and other assets .........         3,478           (538)
    Origination of loans held-for-sale ..........................................       (14,436)       (10,492)
    Proceeds from sales of loans held-for-sale ..................................        13,967          8,049
    Gain on mortgage banking activity ...........................................          (150)           (83)
    Stock-based compensation expense (net of tax benefit recognized) ............           415            578
    Excess tax benefits from share-based payment arrangements ...................          (934)          (824)
    Minority interest net income ................................................             -             31
    Increase in accrued interest payable and other liabilities ..................         2,282          4,648
    Gain on sale of assets acquired through foreclosure .........................             -             (8)
    Increase in value of bank-owned life insurance ..............................        (1,099)        (1,010)
    Increase in capitalized interest, net .......................................        (1,734)          (233)
                                                                                    -----------    -----------
Net cash provided by operating activities .......................................        21,031         18,341
                                                                                    -----------    -----------

Investing activities:
Maturities of investment securities .............................................        25,010            180
Sale of investment securities available-for-sale ................................        10,000         23,991
Purchase of investments available-for-sale ......................................        (7,487)       (14,765)
Repayments of mortgage-backed securities available-for-sale .....................        41,423         54,090
Purchases of mortgage-backed securities available-for-sale ......................             -        (44,793)
Repayments of reverse mortgages .................................................         1,243            354
Disbursements for reverse mortgages .............................................        (1,014)          (300)
Purchase of Cypress Capital Management LLC ......................................          (240)          (466)
Purchase of Creative Strategic Solutions, Inc. ..................................          (383)             -
Sale of loans ...................................................................           725            183
Purchase of loans ...............................................................        (1,239)        (6,955)
Net increase in loans ...........................................................       (66,600)      (188,964)
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh ........         2,506         (3,826)
Sales of assets acquired through foreclosure, net ...............................             -             68
Investment in partnership .......................................................             -             23
Deferred gain on sale of investment in partnership ..............................         1,282              -
Investment in premises and equipment, net .......................................        (5,596)        (5,118)
                                                                                    -----------    -----------
Net cash used for investing activities ..........................................          (370)      (186,298)
                                                                                    -----------    -----------

Financing activities:
Net increase in demand and savings deposits .....................................        96,238          4,407
Net increase in time deposits ...................................................         5,349        138,873
Net decrease in securities sold under agreement to repurchase ...................       (23,400)        (9,750)
Receipts from FHLB advances .....................................................     8,543,680      4,514,063
Repayments of FHLB advances .....................................................    (8,593,331)    (4,471,326)
Dividends paid on common stock ..................................................        (1,161)          (991)
Issuance of common stock and exercise of employee stock options .................         2,331          1,592
Excess tax benefit from share-based payment arrangements ........................           934            824
Purchase of treasury stock, net of reissuance ...................................       (28,625)          (765)
Decrease in minority interest ...................................................           (20)          (168)
                                                                                    -----------    -----------
Net cash provided by financing activities .......................................         1,995        176,759
                                                                                    -----------    -----------
Increase in cash and cash equivalents ...........................................        22,656          8,802
Cash and cash equivalents at beginning of period ................................       241,824        233,951
                                                                                    -----------    -----------
Cash and cash equivalents at end of period ......................................   $   264,480    $   242,753
                                                                                    ===========    ===========

                                                                                       (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                                      Six months ended June 30,
                                                                                      -------------------------
                                                                                          2007           2006
                                                                                          ----           ----
Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
Cash paid for interest during the year...........................................   $    47,959    $    39,941
Cash paid for income taxes, net..................................................         8,121          7,427
Loans transferred to assets acquired through foreclosure ........................             -             62
Net change in accumulated other comprehensive loss, net of taxes ................        (1,841)        (6,801)
Transfer of loans held-for-sale to loans.........................................           128          1,157

The accompanying notes are an integral part of these consolidated Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         Our consolidated Financial Statements include the accounts of WSFS Financial Corporation ("the Company", "our Company", "we", "our" or "us"), Wilmington Savings Fund Society, FSB ("WSFS Bank" or the "Bank") and Montchanin Capital Management, Inc. ("Montchanin") and its wholly owned subsidiary, Cypress Capital Management, LLC ("Cypress"). Cypress is a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions. We also have one unconsolidated affiliate, WSFS Capital Trust III ("the Trust"). Founded in 1832, we are one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services through the Bank's new division, Wilmington Advisors, which was formed during 2006. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation ("FDIC") insures our customers' deposits to their legal maximum. We serve customers from our main office, 30 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Montchanin was formed in 2003 to provide asset management products and services in the Bank's primary market area. The Trust was formed in 2005 to issue Pooled Floating Rate Capital Securities.

         The Bank's fully-owned and consolidated subsidiaries include WSFS Investment Group, Inc. and WSFS Reit, Inc. WSFS Investment Group, Inc. markets various third-party insurance products and securities directly to the public and through the Bank's retail banking system. WSFS Reit, Inc. is a real estate investment trust formed to hold qualifying real estate assets and may be used to raise capital in the future.

         Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Per Rule 10-01 of Regulation S-X, we are not required to include all information and notes for complete financial statements. Operating results for the three and six months period ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Accounting for Stock-Based Compensation

         The impact of expensing stock options for the three months ended June 30, 2007, was an increase of $226,000 (pre-tax) or $0.03 (after-tax) per share, to salaries, benefits and other compensation. This compares to $358,000 (pre-tax) or $0.04 (after-tax) per share for the three months ended June 30, 2006. The impact of expensing stock options for the six months ended June 30, 2007, was an increase of $480,000 (pre-tax) or $0.06 (after-tax) per share, to salaries, benefits and other compensation. This compares to $691,000 (pre-tax) or $0.09 (after-tax) per share for the six months ended June 30, 2006.

         We have stock options outstanding under two plans (collectively, "Stock Incentive Plans") for officers, directors and Associates of the Corporation and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan ("1997 Plan"), was replaced by the 2005 Incentive Plan ("2005 Plan"). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At June 30, 2007, there were 496,796 available for future grants under the 2005 Plan.

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

         During the second quarter of 2007, the Board of Directors adopted an administrative policy directing that future awards of stock options under the 2005 Plan will have a minimum vesting period of four years and maximum option life of five years from the date of grant.

         Summarized below is the status of our Option Plans and changes during the quarters shown.

                                                     June 2007                                 June 2006
                                              --------------------------------            -------------------------------
                                                                  Weighted-                                    Weighted-
                                                                   Average                                      Average
                                                  Shares        Exercise Price               Shares         Exercise Price
                                                  ------        --------------               ------         --------------
   Stock Options:
   Outstanding at beginning of period            690,614            $39.81                  730,458               $32.39
   Granted                                             -                 -                      300                62.04
   Exercised                                     (58,860)            19.41                  (41,456)               16.15
   Forfeited                                      (8,325)            58.74                     (340)               32.27
                                                 -------                                    -------
   Outstanding at end of period                  623,429             41.49                  688,962                33.38

   Exercisable at end of period                  352,775             28.13                  396,130                21.33

   Weighted-average fair value
   of awards granted                                 $ -                                     $20.71


         Beginning April 1, 2007, 408,473 stock options were exercisable with an intrinsic value of $15.8 million. In addition, at April 1, 2007, there were 282,141 nonvested options with a grant date fair value of $12.93. During the second quarter of 2007, 3,402 options vested with an intrinsic value of $41,000, and a grant date fair value of $12.34 per option. Also during the quarter, 58,860 options were exercised with an intrinsic value of $2.7 million. There were 352,775 exercisable options remaining at June 30, 2007, with an intrinsic value of $13.2 million and a remaining contractual term of 4.5 years. At June 30, 2007 there were 623,429 stock options outstanding with an intrinsic value of $14.9 million and a remaining contractual term of 4.8 years. During the second quarter of 2006, 41,456 options were exercised with an intrinsic value of $1.9 million and 12,272 options vested with a grant date fair value of $7.90 per option.

         Summarized below is the status of our Option Plans and changes during the six months shown.

                                                     June 2007                                 June 2006
                                              --------------------------------            -------------------------------
                                                                  Weighted-                                      Weighted-
                                                                   Average                                        Average
                                                  Shares        Exercise Price               Shares           Exercise Price
                                                  ------        --------------               ------           --------------
   Stock Options:
   Outstanding at beginning of period            703,427            $39.52                  742,404               $31.92
   Granted                                         4,980             69.00                    7,020                62.46
   Exercised                                     (74,903)            22.63                  (59,346)               18.53
   Forfeited                                     (10,075)            58.01                   (1,116)               37.53
   Outstanding at end of period                  623,429             41.49                  688,962                33.38

   Exercisable at end of period                  352,775             28.13                  396,130                21.33

   Weighted-average fair value
   of awards granted                              $14.95                                     $16.16


         Beginning January 1, 2007, 416,773 stock options were exercisable. During the six months ended June 30, 2007, 11,670 options vested with an intrinsic value of $320,000, and a grant date fair value of $9.25 per option. Also, during the first six months of 2007, 74,903 options were exercised with an intrinsic value of $3.2 million. During the first six months of 2006, 59,346 options were exercised with an intrinsic value of $2.6 million and 20,132 options vested with a grant date fair value of $7.67 per option.

         The total amount of compensation cost related to nonvested stock options as of June 30, 2007 was $1.7 million. This amount has not yet been recorded in our financial statements. The weighted-average period over which it is expected to be recognized is 1.4 years. We issue new shares upon the exercise of options.

         There were no options granted during the second quarter of 2007. During the first six months of 2007, we granted 4,925 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 4.7% in

2007; an expected option life of three and three-quarter years; and an expected stock price volatility of 18.7% in 2007. For the purposes of this option-pricing model, a dividend yield of 0.5% was assumed.

         Also during the first six months of 2007, we granted 55 options with a ten-year life and a five-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 4.7% in 2007; an expected option life of six and one-half years; and an expected stock price volatility of 21.1% in 2007. For the purposes of this option-pricing model, a dividend yield of 0.5% was assumed.

         Prior to adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") we used a graded-vesting schedule to calculate the expense related to stock options. Since the adoption of SFAS 123R we have used a straight-line schedule to calculate the expense related to new stock options issued.

         The Black-Scholes option-pricing model assumes that options are freely tradable and immediately vested. Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by us, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

         During the second quarter of 2007 and 2006 we issued 32 and 8 shares, respectively, of restricted stock. During the first two quarters of 2007 and 2006 we issued 59 and 16 shares, respectively, of restricted stock. These awards vest over five years: 0% during the first two years, 25% at the end of each of the third and fourth years and 50% at the end of the fifth year.

2.  EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share:

                                                                        For the three months  For the six months
                                                                           ended June 30,      ended  June 30,
                                                                           --------------      -----  --------
                                                                            2007      2006      2007      2006
                                                                            ----      ----      ----      ----
                                                                          (In Thousands, Except Per Share Data)
Numerator:
---------
Net income ...........................................................   $ 7,229   $ 7,498   $15,010   $14,839
                                                                         =======   =======   =======   =======

Denominator:
-----------
Denominator for basic earnings per share - weighted average shares ...     6,289     6,620     6,416     6,611
Effect of dilutive employee stock options ............................       211       280       217       288
                                                                         -------   -------   -------   -------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise .......................................     6,500     6,900     6,633     6,899
                                                                         =======   =======   =======   =======

Basic earnings per share .............................................   $  1.15   $  1.13   $  2.34   $  2.24
                                                                         =======   =======   =======   =======

Diluted earnings per share ...........................................   $  1.11   $  1.09   $  2.26   $  2.15
                                                                         =======   =======   =======   =======

Outstanding common stock equivalents having no dilutive effect .......        99       102         5       101

3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         We have an interest-rate cap with a notional amount of $50.0 million, which limits three-month London InterBank Offered Rate ("LIBOR") to 6.00% for the ten years ending December 1, 2008. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at June 30, 2007 was $24,000. The cap is considered a free standing derivative and all changes in the fair value of the cap are recorded in the Statement of Operations. During the first six months of 2007, we recognized $6,000 of related interest expense.

4.  COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

                                                                     For the three months    For the six months
                                                                        ended June 30,          ended June 30,
                                                                        --------------          --------------
                                                                                    (In Thousands)
                                                                       2007        2006        2007        2006
                                                                       ----        ----        ----        ----
Net income .....................................................   $  7,229    $  7,498    $ 15,010    $ 14,839

Other Comprehensive Income:

Unrealized holding losses on securities
     available-for-sale arising during the period ..............     (6,200)     (2,781)     (2,969)    (10,984)
Tax benefit ....................................................      2,356       1,057       1,128       4,174
                                                                   --------    --------    --------    --------
Net of tax amount ..............................................     (3,844)     (1,724)     (1,841)     (6,810)

Unrealized holding gains arising during the
     period on derivative used for cash flow hedge .. ..........          -          26           -          52
Tax expense ....................................................          -          (9)          -         (18)
                                                                   --------    --------    --------    --------
Net of tax amount ..............................................          -          17           -          34

Reclassification adjustment for losses included in net income...          -         (41)          -         (41)
Tax benefit ....................................................          -          16           -          16
                                                                   --------    --------    --------    --------
Net of tax amount ..............................................          -         (25)          -         (25)
                                                                   --------    --------    --------    --------

Total comprehensive income .....................................   $  3,385    $  5,766    $ 13,169    $  8,038
                                                                   ========    ========    ========    ========

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

         The total amount of unrecognized tax benefits as of January 1, 2007 was $2.2 million, all of which would affect our effective tax rate if recognized. The total amount of accrued interest and penalties associated with such unrecognized tax benefits were $400,000 and $0, respectively. There have been no significant changes to these amounts during the three or six months ended June 30, 2007. We record interest and penalties on potential income tax deficiencies as income tax expense. We do not expect the total amount of unrecognized tax benefits will significantly change within the next twelve months. Federal tax years 2003 through 2006 remain subject to examination as of January 1, 2007, while tax years 2003 through 2006 remain subject to examination by state taxing jurisdictions.

6.  SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we have three operating segments at June 30, 2007. There is one segment for WSFS and one for CashConnect, the ATM division of WSFS. The third segment, "All Others", represents the combined contributions of Montchanin, WSFS Investment Group, Inc., and our Wealth Management Services Division. Montchanin, WSFS Investment Group, Inc., and the Wealth Management Services Division each offer different products, to a separate customer base, through distinct distribution methods. All prior years' information has been updated to reflect this presentation.

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

         Montchanin provides asset management products and services to customers in the Bank's primary market area. Montchanin has one wholly-owned subsidiary, Cypress. Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. WSFS Investment Group, Inc. markets various third-party insurance products and securities directly to the public and through WSFS' retail banking system. The Wealth Management Services Division provides wealth management and personal trust services to customers in the Bank's primary market area.

         An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. Segment information for the three and six months ended June 30, 2007 and 2006 follows:

                                                                For the Three Months Ended June 30,
                              ------------------------------------------------------------------------------------------------------
                                                    2007                                                      2006
                              --------------------------------------------------   -------------------------------------------------
                                  WSFS     CashConnect All Others (1)    Total        WSFS     CashConnect  All Others (1)    Total
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
                                                                        (in Thousands)
External customer revenues:
    Interest income           $   46,667   $        -   $        -    $   46,667   $   43,868   $        -   $        -   $   43,868
    Noninterest income             6,530        4,216          870        11,616        5,379        4,007          494        9,880
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total external customer
    revenues                      53,197        4,216          870        58,283       49,247        4,007          494       53,748
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------

Inter-segment revenues:
    Interest income                2,167            -            -         2,167        2,045            -            -        2,045
    Noninterest income               630          177            -           807          424          171            -          595
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total inter-segment
    revenues                       2,797          177            -         2,974        2,469          171            -        2,640
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total revenue                     55,994        4,393          870        61,257       51,716        4,178          494       56,388
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
External expenses:
    Interest expense              26,527            -            -        26,527       24,482             -           -       24,482
    Noninterest expenses          16,778        1,029        1,220        19,027       15,383          939          610       16,932
    Provision for loan loss        1,273            -            -         1,273          695            -            -          695
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total external expenses           44,578        1,029        1,220        46,827       40,560          939          610       42,109
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------

Inter-segment expenses
    Interest expense                   -        2,167            -         2,167            -         2,045           -        2,045
    Noninterest expenses             177          285          345           807          171          169          255          595
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total inter-segment expenses         177        2,452          345         2,974          171        2,214          255        2,640
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------

Total expenses                    44,755        3,481        1,565        49,801       40,731        3,153          865       44,749
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------

Income before minority
    interest and taxes        $   11,239   $      912   $     (695)   $   11,456   $   10,985   $    1,025   $     (371)  $   11,639

Less minority interest                                                         -                                                  15
Income tax provision                                                       4,227                                               4,126
                                                                      ----------                                          ----------
Consolidated net income                                                    7,229                                               7,498

Cash and cash equivalents     $   86,152   $  176,987   $    1,341    $  264,480   $   70,944   $  171,174   $      635   $  242,753
Other segment assets           2,739,144       12,464        2,031     2,753,639    2,778,109       13,878        1,890    2,793,877
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------

Total segment assets          $2,825,296   $  189,451   $    3,372    $3,018,119   $2,849,053   $  185,052   $    2,525   $3,036,630
                              ==========   ==========   ==========    ==========   ==========   ==========   ==========   ==========

Capital expenditures          $    2,461   $        1   $        3    $    2,465   $    2,088   $      135   $       17   $    2,240


(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

                                                                  For the Six Months Ended June 30,
                              ------------------------------------------------------------------------------------------------------
                                                    2007                                                      2006
                              --------------------------------------------------   -------------------------------------------------
                                  WSFS     CashConnect All Others (1)    Total        WSFS     CashConnect  All Others (1)    Total
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
                                                                        (in Thousands)
External customer revenues:
    Interest income           $   93,755   $        -   $        -    $   93,755   $   84,345   $        -   $        -   $   84,345
    Noninterest income            12,695        7,886        1,768        22,349        9,837        7,465        1,616       18,918
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total external customer
    revenues                     106,450        7,886        1,768       116,104       94,182        7,465        1,616      103,263
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------

Inter-segment revenues:
    Interest income                4,075            -            -         4,075        3,802            -            -        3,802
    Noninterest income             1,182          330            -         1,512          828          340           -         1,168
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total inter-segment revenues       5,257          330            -         5,587        4,630          340            -        4,970
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total revenue                    111,707        8,216        1,768       121,691       98,812        7,805        1,616      108,233
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
External expenses:
    Interest expense              52,555            -            -        52,555       45,656            -            -       45,656
    Noninterest expenses          33,888        2,298        2,199        38,385       29,556        1,889        1,729       33,174
    Provision for loan loss        1,644            -            -         1,644        1,383            -            -        1,383
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total external expenses           88,087        2,298        2,199        92,584       76,595        1,889        1,729       80,213
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------

Inter-segment expenses
    Interest expense                   -        4,075            -         4,075            -        3,802            -        3,802
    Noninterest expenses             330          531          651         1,512          340          336          492        1,168
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total inter-segment expenses         330        4,606          651         5,587          340        4,138          492        4,970
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------

Total expenses                    88,417        6,904        2,850        98,171       76,935        6,027        2,221       85,183
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Income before minority
    interest and taxes        $   23,290   $    1,312   $   (1,082)   $   23,520   $   21,877   $    1,778   $     (605)  $   23,050

Less minority interest                                                         -                                                  31
Income tax provision                                                       8,510                                               8,180
                                                                      ----------                                          ----------
Consolidated net income                                                   15,010                                              14,839

Cash and cash equivalents     $   86,152   $  176,987   $    1,341    $  264,480   $   70,944   $  171,174   $      635   $  242,753
Other segment assets           2,739,144       12,464        2,031     2,753,639    2,778,109       13,878        1,890    2,793,877
                              ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total segment assets          $2,825,296   $  189,451   $    3,372    $3,018,119   $2,849,053   $  185,052   $    2,525   $3,036,630
                              ==========   ==========   ==========    ==========   ==========   ==========   ==========   ==========

Capital expenditures          $    5,180   $        5   $        4    $    5,189   $    4,889   $      195   $       34   $    5,118


(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

7.  INDEMNIFICATIONS AND GUARANTEES


         Secondary Market Loan Sales. Generally, we do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. We sell fixed-rate, conforming first mortgage loans to Freddie Mac as part of our ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate or, in some cases, individual loans. Gains and losses on sales of loans are recognized at the time of the sale.

         As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. From January 2005 through the second quarter of 2007, we have had no repurchases under these indemnifications.

         Swap Guarantees. We entered into agreements with two unrelated financial institutions, whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows financial institutions, such as ours, to provide access to interest rate swap transactions for its customers without creating the swap itself.

         At June 30, 2007, there were twenty-one variable-rate to fixed-rate swap transactions between the third party financial institutions and customers of ours, compared to twenty-two at December 31, 2006. The initial notional amount aggregated approximately $79.4 million at June 30, 2007 compared with $77.4 million at December 31, 2006, with maturities ranging from approximately one to fifteen years. The aggregate fair value of these swaps to the customers was an asset of $377,000 at June 30, 2007 compared to a liability of $291,000 at December 31, 2006. The amount of liability recorded by us for these guarantees that were in a liability position at June 30, 2007 and December 31, 2006 was $6,000 and $7,000, respectively. This amount represented the fair market value of the guarantee to perform under the terms of the swap agreements.


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

         The following disclosures of the net periodic benefit cost components of post-retirement benefits were measured at January 1, 2007 and 2006:


                                                         Three months ended June 30,          Six months ended June 30,
                                                         ---------------------------          -------------------------
                                                             2007            2006              2007              2006
                                                             ----            ----              ----              ----
   Service cost .....................................     $    35         $    27           $    69           $    54
   Interest cost.....................................          31              24                62                47
   Amortization of transition obligation ............          15              15                30                30
   Net loss recognition..............................           5               -                10                 -
                                                          -------         -------            ------           -------
                    Net periodic benefit cost .......     $    86         $    66            $  171           $   131
                                                          =======         =======            ======           =======

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

         The following disclosures of the net periodic benefit cost components of the supplemental pension plan are in accordance with SFAS 132 (Revised) and were measured at January 1, 2007 and 2006:

                                                         Three months ended June 30,          Six months ended June 30,
                                                         ---------------------------          -------------------------
                                                             2007            2006              2007              2006
                                                             ----            ----              ----              ----

   Interest cost ....................................     $    10         $    11           $    20           $    22
   Net loss recognition..............................           7              14                14                28
                                                          -------         -------           -------           -------
                    Net periodic benefit cost .......     $    17         $    25           $    34           $    50
                                                          =======         =======           =======           =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         WSFS Financial Corporation (`the Company", "our Company", "we", "our" or "us") is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB ("WSFS Bank" or the "Bank"). Founded in 1832, we are one of the ten oldest banks continuously operating under the same name in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader investment powers than most other financial institutions. We have served the residents of the Delaware Valley for 175 years. We are the largest thrift institution headquartered in Delaware and the fourth largest financial institution in the state on the basis of total deposits traditionally garnered in-market. Our primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term business strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits. Our strategic focus is to exceed customer expectations, deliver stellar service and build customer advocacy through highly trained, relationship oriented, friendly, knowledgeable, and empowered Associates.

         We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services through the Bank's new division, Wilmington Advisors, which was formed during 2006. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation ("FDIC") insures our customers' deposits to their legal maximum. We serve customers from our main office and 30 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania.

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

         Montchanin has one consolidated wholly-owned subsidiary, Cypress Capital Management, LLC ("Cypress"). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. Cypress has more than $463 million in assets under management at June 30, 2007.


FORWARD-LOOKING STATEMENTS

         Within this report and financial statements, management has included certain "forward-looking statements" concerning our future operations. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements". Management has used "forward-looking statements" to describe the future plans and strategies including expectations of our future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. We do not undertake, and specifically disclaim any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


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

         We maintain a loss contingency for standby letters of credit and charge losses to this reserve when such losses are realized. The determination of the loss contingency for standby letters of credit requires significant judgment reflecting management's best estimate of probable losses. The balance in this reserve at June 30, 2007 was $411,000.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

         Our total assets increased $20.7 million or 1% during the six months ended June 30, 2007. Net loans increased $65.4 million, or 3% mainly attributable an $80.7 million or 6% increase in commercial and commercial real estate loans offset by a decrease in residential mortgage loans of $20.3 million, or 4%. The decrease in residential mortgage loans is mainly due to our decision to sell more of these loans rather than holding them on our balance sheet. Cash and cash equivalents increased $22.7 million or 9% mainly due to new customers from our Cash Connect division. Mortgage-backed securities decreased $44.2 million or 9% due to scheduled repayments. There are no mortgage-backed securities in the portfolio with subprime loans as collateral. Investment securities decreased $26.0 million or 48% primarily due to $25.0 million in agency notes maturing during the first quarter of 2007.

         Total liabilities increased $31.6 million or 1% between December 31, 2006 and June 30, 2007 to $2.8 billion. This increase was due to a $121.0 million or 9% increase in customer deposits. This increase included $62.0 million in money market accounts and $34.6 million in customer time deposits. These increases were partially offset by a decrease in Federal Home Loan Bank ("FHLB") advances of $49.7 million or 6% mainly due to using excess funds from mortgage-backed security repayments to repay advances. There was also a decrease of $23.4 million or 32% in federal funds purchased and securities sold under agreements to repurchase.

         We continue to improve our balance sheet mix of earning assets and interest-bearing liabilities. Higher yielding loans have been increasing while lower-yielding mortgage backed securities have declined, mostly due to scheduled repayments. In addition, lower costing deposits have been increasing while higher costing FHLB advances have decreased.

Capital Resources

         Stockholders' equity decreased $10.9 million between December 31, 2006 and June 30, 2007. This decrease was mainly due to our purchase of 427,500 shares of our common stock for $28.6 million ($66.96 per share average). At June 30, 2007 we held 9.4 million shares of common stock in our treasury at a cost of $237.2 million. Accumulated other comprehensive loss increased $1.8 million during the first six months of 2007 due, in part, to a decrease in the fair value of securities available-for-sale. Finally, we declared cash dividends totaling $1.2 million during the six months ended June 30, 2007. These decreases were partially offset by net income of $15.0 million and an increase of $3.7 million from the issuance of common stock and exercise of employee stock options. In addition, stockholders' equity increased $2.0 million as a result of the implementation of the FIN 48. The impact of the adoption of this interpretation is more fully discussed in Note 5 to the Consolidated Financial Statements.

         Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of June 30, 2007 (dollars in thousands):

                                                                                                   To be Well-Capitalized
                                                    Consolidated                For Capital        Under Prompt Corrective
                                                    Bank Capital             Adequacy Purposes        Action Provisions
                                                    ------------             -----------------        -----------------
                                                                % of                      % of                      % of
                                               Amount          Assets      Amount         Assets       Amount      Assets
                                               ------          ------      ------         ------       ------      ------
Total Capital
  (to Risk-Weighted Assets) ........         $299,703          12.88%    $186,124         8.00%      $232,655      10.00%
Core Capital (to Adjusted
  Total Assets).....................          271,850           8.99      120,959         4.00        151,198       5.00
Tangible Capital (to Tangible
  Assets) ..........................          271,850           8.99       45,360         1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          271,850          11.68       93,062         4.00        139,593       6.00

         Under Office of Thrift Supervision ("OTS") capital regulations, savings institutions such as our bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank's financial statements. At June 30, 2007 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

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

         During the six months ended June 30, 2007, net loan growth resulted in the use of $67.1 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. While our loan to deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings, primarily through the FHLB.

         During the six months ended June 30, 2007, $21.0 million in cash was provided by operating activities, while $96.2 million in cash was provided through the net increase in demand and savings deposits and $5.3 million in cash was provided by the net increase in time deposits. During this period, cash and cash equivalents increased $22.7 million to $264.5 million.

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

                                                         June 30,  December 31,
                                                           2007        2006
                                                        --------     --------
                                                             (In Thousands)
Nonaccruing loans:
     Commercial ......................................  $  1,217     $  1,282
     Consumer ........................................       680          557
     Commercial mortgage .............................       404          500
     Residential mortgage ............................     1,572        1,493
     Construction ....................................         -            -
                                                        --------     --------

Total nonaccruing loans ..............................     3,873        3,832
Assets acquired through foreclosure ..................       388          388
                                                        --------     --------

Total nonperforming assets ...........................  $  4,261     $  4,220
                                                        ========     ========

Past due loans:
     Residential mortgages ...........................  $     72     $    219
     Commercial and commercial mortgages .............       293            3
     Consumer ........................................        61           29
                                                        --------     --------

Total past due loans .................................  $    426     $    251
                                                        ========     ========

Ratios:
     Nonaccruing loans to total loans (1) ............      0.18%        0.19%
     Allowance for loan losses to gross loans (1).....      1.34%        1.34%
     Nonperforming assets to total assets ............      0.14%        0.14%
     Loan loss allowance to nonaccruing loans (2).....       719%         705%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) ......................       654%         640%

(1)  Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

         Nonperforming assets increased $41,000 between December 31, 2006 and June 30, 2007. This slight increase resulted from nonaccrual additions exceeding collections, charge-offs and transfers of loans to accruing status. Nonaccruing consumer loans grew $123,000 as the result of the addition of one installment loan amounting to $144,000. Nonaccruing commercial loans decreased primarily because of the payoff of two loans totaling $292,000. Assets acquired through foreclosure and nonaccruing construction loans remained unchanged. An analysis of the change in the balance of non-performing assets is presented below.

                                                      For the six
                                                      months ended      For the year ended
                                                     June 30, 2007      December 31, 2006
                                                     -------------      -----------------
                                                             (In Thousands)
Beginning balance...................................  $    4,220          $   3,469
     Additions .....................................       1,711              5,697
     Collections....................................      (1,191)            (3,916)
     Transfers to accrual/restructured status.......        (205)              (453)
     Charge-offs / write-downs, net.................        (274)              (577)
                                                      ----------          ---------

Ending balance......................................  $    4,261          $   4,220
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by management. At June 30, 2007, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $20.1 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 97% at March 31, 2007 to 98% at June 30, 2007. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -0.67% at June 30, 2007 from -1.74% at March 31, 2007. The change in sensitivity since March 31, 2007 is the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

         Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at June 30, 2007 and 2006, calculated in compliance with Thrift Bulletin No. 13a:


                                           At June 30,
                  ------------------------------------------------------------
                             2007                            2006
                  -----------------------------    ---------------------------
   Change in      % Change in                      % Change in
 Interest Rate    Net Interest  Net Portfolio      Net Interest  Net Portfolio
(Basis Points)     Margin (1)   Value Ratio (2)      Margin (1)  Value Ratio (2)
--------------     ----------   ---------------      ----------  --------------

     +300           -1%             8.97%               1%             7.54%
     +200            0%             9.59%               1%             7.89%
     +100            0%            10.08%               0%             8.25%
        0            0%            10.30%               0%             8.87%
     -100            1%            10.41%              -1%             9.29%
     -200            1%            10.57%              -4%             9.85%
     -300            1%            10.61%             -10%            10.68%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Results of Operations

         We recorded net income of $7.2 million or $1.11 per diluted share for the second quarter of 2007. This compares to $7.5 million or $1.09 per diluted share for the same quarter last year. Earnings for the second quarter of 2007 were negatively impacted by $578,000 ($0.06 per share) in increased provisions for loan losses due to increased net charge-offs as well as the migration of a small amount of loans to lower quality credit grades. The second quarter of 2007 was also impacted by a one-time increase in the effective tax rate due to changes in Maryland tax law and by the effects of new tax accounting guidance resulting in $142,000 ($0.02 per share) in increased tax expense.

         Net income for the six months ended June 30, 2007 was $15.0 million or $2.26 per diluted share. This compares to $14.8 million or $2.15 per diluted share for the comparable period last year.

Net Interest Income

         The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                                    Three months ended June 30,
                                             -----------------------------------------------------------------------------
                                                            2007                                        2006
                                             -----------------------------------      ------------------------------------
                                             Average                     Yield/         Average                   Yield/
                                             Balance      Interest      Rate (1)        Balance       Interest    Rate (1)
                                             -------      --------      --------        -------       --------    --------
                                                                       (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ....    $   663,812   $   13,807       8.32%         $  638,645    $  12,860      8.05%
     Residential real estate loans....        460,592        6,530       5.67             485,284        6,639      5.47
     Commercial loans ................        687,493       14,001       8.22             573,853       11,146      7.88
     Consumer loans...................        268,472        5,047       7.54             257,930        4,687      7.29
                                           ----------   ----------                     ----------    ---------
       Total loans....................      2,080,369       39,385       7.63           1,955,712       35,332      7.28
Mortgage-backed securities (4)........        489,318        6,001       4.91             617,553        7,471      4.84
Investment securities (4) (5).........         28,242          723      10.24              54,366          388      2.85
Other interest-earning assets ........         39,117          558       5.72              52,402          677      5.18
                                           ----------   ----------                     ----------    ---------
     Total interest-earning assets....      2,637,046       46,667       7.12           2,680,033       43,868      6.59
                                                        ----------                                   ---------
Allowance for loan losses.............        (27,789)                                    (26,397)
Cash and due from banks...............         70,648                                      55,424
Cash in non-owned ATMs................        157,690                                     157,655
Bank owned life insurance.............         56,035                                      54,860
Other noninterest-earning assets......         67,315                                      62,156
                                           ----------                                  ----------
     Total assets.....................     $2,960,945                                  $2,983,731
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest-bearing demand..........     $  147,552   $      322       0.88%         $  122,917    $     162      0.53%
     Money market.....................        309,655        3,002       3.89             228,493        1,978      3.47
     Savings..........................        217,117          439       0.81             239,474          444      0.74
     Retail time deposits ............        458,298        5,353       4.68             364,669        3,497      3.85
                                           ----------   ----------                     ----------    ---------
       Total interest-bearing
         retail deposits..............      1,132,622        9,116       3.23             955,553        6,081      2.55
     Jumbo certificates of deposits ..         99,079        1,311       5.31              84,353        1,033      4.91
     Brokered certificates of deposit.        287,025        3,872       5.41             245,213        2,999      4.91
                                           ----------   ----------                     ----------    ---------
       Total interest-bearing
         deposits.....................      1,518,726       14,299       3.78           1,285,119       10,113      3.16
FHLB of Pittsburgh advances...........        741,095        9,538       5.09           1,037,132       12,004      4.58
Trust preferred borrowings............         67,011        1,161       6.85              67,011        1,106      6.53
Other borrowed funds..................        127,905        1,529       4.78             113,190        1,259      4.45
                                           ----------   ----------                     ----------    ---------
     Total interest-bearing
       liabilities....................      2,454,737       26,527       4.32           2,502,452       24,482      3.91
                                                        ----------                                   ---------
Noninterest-bearing demand deposits...        278,360                                     269,060
Other noninterest-bearing liabilities.         24,376                                      22,566
Minority interest ....................             38                                          65
Stockholders' equity..................        203,434                                     189,588
                                           ----------                                  ----------
Total liabilities and stockholders'
  equity..............................     $2,960,945                                  $2,983,731
                                           ==========                                  ==========
Excess of interest-earning over
     interest-bearing liabilities.....     $  182,309                                  $  177,581
                                           ==========                                  ==========
Net interest and dividend income......                  $   20,140                                   $  19,386
                                                        ==========                                   =========

Interest rate spread..................                                   2.80%                                      2.68%
                                                                         ====                                       ====
Net interest margin...................                                   3.10%                                      2.94%
                                                                         ====                                       ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.
(5)  Includes reverse mortgages.

                                                                      Six months ended June 30,
                                             -----------------------------------------------------------------------------
                                                            2007                                        2006
                                             -----------------------------------      ------------------------------------
                                             Average                     Yield/         Average                   Yield/
                                             Balance      Interest      Rate (1)        Balance       Interest    Rate (1)
                                             -------      --------      --------        -------       --------    --------
                                                                       (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ....     $  659,763     $ 27,497       8.34%         $  622,009     $ 24,621      7.92%
     Residential real estate loans ...        466,614       13,267       5.69             476,154       12,924      5.43
     Commercial loans ................        669,601       27,065       8.20             549,730       20,790      7.72
     Consumer loans...................        267,426       10,025       7.56             254,413        9,093      7.21
                                           ----------     --------                     ----------     --------
       Total loans....................      2,063,404       77,854       7.60           1,902,306       67,428      7.15
Mortgage-backed securities (4)........        499,216       12,238       4.90             620,535       14,803      4.77
Investment securities (4) (5).........         30,488        2,437      15.99              56,203        1,023      3.64
Other interest-earning assets ........         38,487        1,226       6.42              50,556        1,091      4.35
                                           ----------     --------                     ----------     --------
     Total interest-earning assets....      2,631,595       93,755       7.17           2,629,600       84,345      6.46
                                                          --------                                    --------
Allowance for loan losses.............        (27,749)                                    (25,958)
Cash and due from banks...............         68,920                                      53,401
Cash in non-owned ATMs................        149,897                                     151,086
Bank-owned life insurance.............         55,756                                      54,614
Other noninterest-earning assets......         66,540                                      61,077
                                           ----------                                  ----------
     Total assets.....................     $2,944,959                                  $2,923,820
                                           ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest bearing demand..........     $  141,541     $    592       0.84%         $  123,359     $    302      0.49%
     Money market.....................        312,574        6,089       3.93             227,367        3,693      3.28
     Savings..........................        218,507          884       0.82             243,292          955      0.79
     Retail time deposits ............        457,415       10,571       4.66             343,544        6,184      3.63
                                           ----------     --------                     ----------     --------
       Total interest-bearing retail
         deposits.....................      1,130,037       18,136       3.24             937,562       11,134      2.39
     Jumbo certificates of deposits ..        100,957        2,666       5.33              72,284        1,696      4.73
     Brokered certificates of deposit.        292,605        7,885       5.43             235,671        5,460      4.67
                                           ----------     --------                     ----------     --------
       Total interest-bearing
         deposits.....................      1,523,599       28,687       3.80           1,245,517       18,290      2.96
FHLB of Pittsburgh advances...........        719,296       18,460       5.10           1,020,334       22,747      4.43
Trust preferred borrowings............         67,011        2,338       6.94              67,011        2,123      6.30
Other borrowed funds..................        129,560        3,070       4.74             117,481        2,496      4.25
                                           ----------     --------                     ----------     --------
     Total interest-bearing
       liabilities....................      2,439,466       52,555       4.31           2,450,343       45,656      3.73
                                                          --------                                    --------
Noninterest-bearing demand deposits...        272,887                                     263,542
Other noninterest-bearing liabilities.         25,382                                      21,799
Minority interest ....................             43                                         109
Stockholders' equity..................        207,181                                     188,027
                                           ----------                                  ----------
Total liabilities and stockholders'
  equity..............................     $2,944,959                                  $2,923,820
                                           ==========                                  ==========
Excess of interest-earning assets over
     interest-bearing liabilities.....     $ 192,129                                  $   179,257
                                           =========                                  ===========
Net interest and dividend income......                    $ 41,200                                    $ 38,689
                                                          ========                                    ========

Interest rate spread..................                                   2.86%                                      2.73%
                                                                         ====                                       ====

Net interest margin...................                                   3.17%                                      2.98%
                                                                         ====                                       ====

(1)  Weighted average yields have been computed on a tax-equivalent basis.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.
(5)  Includes reverse mortgages.

         Net interest income for the second quarter of 2007 was $20.1 million compared to $19.4 million for the same quarter in 2006. Mainly contributing to the increase in net interest income was an improved balance sheet mix of earning assets and interest-bearing liabilities. Loans, with a yield of 7.63%, increased $124.7 million while mortgage-backed securities, with a yield of 4.91%, declined $128.2 million mostly due to scheduled repayments. In addition, deposits, with a rate of 3.78%, increased $233.6 million while FHLB advances, with a rate of 5.09%, decreased $296.0 million. The yield on earning assets increased 0.53% in comparison to the second quarter of 2006 while the rate on interest-bearing liabilities increased by 0.41%. The net interest margin for the second quarter of 2007 was 3.10%, up 0.16% from the second quarter of 2006.

         Net interest income for the six-month period ending June 30, 2007 was $41.2 million compared to $38.7 million for the same period in 2006. Consistent with the quarterly trend discussed above, the increase in net interest income was mostly due to improved balance sheet mix of earning assets and interest-bearing liabilities. The yield on earning assets increased 0.71% in comparison to the first six months of 2006 while the rate on interest-bearing liabilities increased by 0.58%. Additionally, income from reverse mortgages increased $1.7 million in comparison to the first six months of 2006. The net interest margin for the first six months of 2007 was 3.17%, up 0.19% from the same period of 2006.

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

         The allowance formula for commercial and commercial real estate loans is calculated in each case by applying loss factors to outstanding loans based on the internal risk grade of loans. Based on this internal risk grade the loss factor may include an analysis of both the probability of default and the probability of loss should default occur. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors by risk grade have a basis in our historical default experience for such loans and an assessment of the probability of default. Loss adjustment factors are applied based on criteria discussed below.

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

         Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. The provision for loan losses increased to $1.6 million for the first six months of 2007 from $1.4 million during the first six months of 2006. This was the result of increased net charge-offs as well as a migration of a small amount of loans to lower quality credit grades. Deposit overdraft charge-offs have been included in net charge-offs since the second quarter of 2006. During the second quarter of 2007, we extended our "loss given default" methodology to include "eight rated" loans (one grade above classified). Additionally, we began applying adjustment factors against all loan balances. Also during the quarter we lowered the adjustment factor attributable to commercial loan concentration due to the continued seasoning of the portfolio. We believe this analysis better estimates losses currently in our loan portfolio. These changes resulted in a pre-tax reduction to the provision for loan losses, for the quarter ended June 30, 2007, of $1.5 million or $0.14 per share.

         We maintain allowances for credit losses and charge losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios.

         The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

                                                   Six months ended   Six months ended
                                                     June 30, 2007     June 30, 2006
                                                     -------------     -------------
                                                          (Dollars in Thousands)
Beginning balance .................................   $ 27,384           $ 25,381
Provision for loan losses..........................      1,644              1,383

Charge-offs:
     Residential real estate ......................         41                 70
     Commercial real estate (1) ...................          -                  -
     Commercial....................................        197                 79
     Overdrafts (2)................................        697                162
     Consumer......................................        249                189
                                                      --------           --------
Total charge-offs..................................      1,184                500
                                                      --------           --------

Recoveries:
     Residential real estate ......................          7                 14
     Commercial real estate (1) ...................        122                156
     Commercial ...................................        107                121
     Overdrafts (2)................................        226                 45
     Consumer......................................         53                101
                                                      --------           --------
Total recoveries ..................................        515                437
                                                      --------           --------

Net charge-offs ...................................        669                 63
                                                      --------           --------
Ending balance.....................................   $ 28,359           $ 26,701
                                                      ========           ========
Net charge-offs to average gross loans
  outstanding, net of unearned income (3)..........       0.06%              0.01%

(1)  Includes commercial mortgage and construction loans.
(2) Overdraft charge-offs and recoveries have been included in the allowance for loan losses since the second quarter of 2006.
(3)  Ratio for six months ended June 30, 2007 and June 30, 2006 are annualized.


Noninterest Income

         Noninterest income for the quarter ended June 30, 2007 was $11.6 million compared to $9.9 million for the second quarter of 2006 an increase of $1.7 million or 18%. The increase over the second quarter 2006 was mainly attributable to a $1.0 million increase in deposit service charges and a $216,000 increase in credit/debit card and ATM income. Deposit service charges continue to benefit from an increase in deposit accounts and additional fee-based services offered by us. The increase in credit/debit card and ATM income was due to slightly higher volumes of cash in non-owned ATMs and higher rates earned on this cash.

         For the six months ended June 30, 2007, noninterest income was $22.3 million, an increase of $3.4 million or 18% over the same period in 2006. Consistent with the quarter over quarter trend, the increase was mainly due to a $2.1 million increase in deposit service charges as a result of our continued success in personal and business checking initiatives. In addition, credit/debit card and ATM income increased $539,000 as a result of higher rates earned on cash in non-owned ATMs.

Noninterest Expense

         Noninterest expense for the quarter ended June 30, 2007 was $19.0 million for an increase of $2.1 million over the $16.9 million reported for the same period in 2006. The 12% increase over the second quarter of 2006 was primarily a result of our continued growth efforts. Since June 2006, we have opened five branch offices, renovated/relocated two branch offices, formed a reverse mortgage business unit, and continued growing the Wealth Management Division. This expansion is reflected in higher compensation, occupancy, equipment, and marketing expenses. The number of full-time equivalent Associates increased from 554 in the second quarter of 2006 to 609 in the second quarter of 2007. Partially offsetting these increases was a reduction to a reserve for standby letters of credit of $322,000 and a $220,000 decrease in expenses relating to our 401 K plan.

         Noninterest expense for the six months ended June 30, 2007 was $38.4 million, an increase of $5.2 million or 16% over the $33.2 million reported for the same period in 2006. The increase was mainly due to our growth efforts mentioned above plus the additional expenses related to the move into our new corporate headquarters in the WSFS Bank Center in March 2007. As a result of our continued investment in the franchise, increases can be found in salaries, benefits and other compensation as well as occupancy expense. Consistent with the quarterly analysis, these increases were offset by a reduction in expenses relating to a reserve for standby letters of credit and a decrease to our 401 K plan.

Income Taxes

         The Company and its subsidiaries, with the exception of WSFS Reit, Inc., file a consolidated Federal income tax return and separate state income tax returns. WSFS Reit, Inc. files separate Federal and state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." We recorded a provision for income taxes during the three and six months ended June 30, 2007 of $4.2 million and $8.5 million, respectively, compared to an income tax provision of $4.1 million and $8.2 million for the same periods in 2006. The effective tax rate for the three and six month periods ended June 30, 2007 was 37% and 36%, respectively, compared to 35% and 36%, respectively, for the comparable periods in 2006. This increased effective tax rate was primarily due to a one-time charge to reflect changes in Maryland tax law combined with the effects of new tax accounting guidance under FIN 48. While the impact of FIN 48 adds volatility to our quarterly effective tax rate, we believe it will have a minimal impact to the rate over the full year.

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

         In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for in accordance with SFAS No. 106 Employers'
Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") or Accounting Principles Board Opinion ("APB") No. 12, Omnibus Opinion -- 1967. Furthermore, the purchase of a split dollar life insurance policy does not constitute a settlement under SFAS 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS 106 if the benefit is offered under an arrangement that constitutes a plan or under Accounting Principles Board No. 12 if it is not part of a plan. The provisions of EITF Issue 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. We are required to adopt this statement in the fiscal year beginning after December 15, 2007, with early adoption permitted. We plan to adopt this statement on January 1, 2008 and are currently assessing the impact the adoption will have on our Consolidated Financial Statements.

         In September 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance," ("EITF 06-5"). EITF 06-5 concluded that companies purchasing a life insurance policy should record the amount that could be realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company's discretion should be excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-5 was effective for fiscal years beginning after December 15, 2006. We adopted EITF 06-5 at the beginning of 2007, and the adoption had no impact on our Consolidated Financial Statements.

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

         In March 2007, the EITF reached a final consensus on Issue No. 06-10 ("EITF 06-10"), "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for us on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. We are currently assessing the impact the adoption of EITF 06-10 will have on our Consolidated Financial Statements.

         In May 2007, the FASB issued a Staff Position on FIN No. 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1), FSP FIN 48-1 provides three conditions a tax position will have to meet to be considered "effectively settled": (a) the taxing authority has completed all required examination procedures; (b) the company does not intend to appeal any aspect of the tax position; and (c) the chance that the taxing authority would reexamine any aspect of its position is remote. FSP FIN 48-1 is effective for us upon the initial adoption of FIN 48 (January 1, 2007) and should be applied retrospectively if a company did not apply FIN 48 in a manner consistent with FSP FIN 48-1. We have adopted the provisions of FSP FIN 48-1 and the adoption had no effect on our Consolidated Financial Statements.

         In June 2007, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 06-11 ("EITF 06-11"), "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires realized income tax benefits from dividends paid to employees for equity classified nonvested equity shares to be recognized as an increase in additional paid in capital and be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The provisions of EITF 06-11 are to be applied prospectively to the income tax benefits resulting from dividends declared in fiscal years beginning after December 15, 2007. We are currently assessing the impact the adoption of EITF 06-11 will have on our Consolidated Financial Statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
         Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.

Item 4.  Controls and Procedures
         -----------------------
          (a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

          (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
           We are not engaged in any legal proceedings of a material nature at June 30, 2007. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

           The following table lists purchases of our Common Stock during the second quarter of 2007.

                                                                                        Total Number of        Maximum Number
                                                        Total Number      Average       Shares Purchased     of Shares that May
                                                          of Shares      Price Paid   As Part of Publicly     Yet Be Purchased
                                                          Purchased      Per Share       Announced Plan        Under the Plan
                                                          ---------      ---------       --------------        --------------

          April 1, to April 30, 2007                              0         $0.00                  0               165,100

          May 1, to May 31, 2007                              5,000        $64.83              5,000               160,100

          June 1, to June 30, 2007                           41,000        $64.35             41,000               119,100

          Total for the quarter ended June 30, 2007          46,000        $64.40
          There is no expiration date under the Plan.

Item 3.    Defaults upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           At the Corporation's Annual Stockholder's Meeting (the Meeting) held on April 26, 2007, all the nominees for director proposed by us were elected. The votes cast for each nominee were as follows:


                                                     For               Withheld
                                                     ---               --------
           John F. Downey.....................    5,685,838            43,890
           Thomas P. Preston..................    5,657,128            72,600
           Marvin N. Schoenhals...............    5,546,163           183,565

           At the Meeting, the shareholders also ratified the appointment of KPMG, LLP as independent auditors for fiscal year ending December 31, 2007. The votes cast were as follows:

             For                      Against            Abstain
             ---                      -------            -------
           5,656,111                   53,516            20,101

           Also at the meeting, the shareholders approved an amendment to the WSFS Financial Corporation 2005 Incentive Plan. The votes cast were as follows:
             For                      Against            Abstain
             ---                      -------            -------
           4,083,432                  717,834            35,565

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



                                           WSFS FINANCIAL CORPORATION





Date:  August 3, 2007                /s/  MARK A. TURNER
                                     ------------------------------------------
                                          Mark A. Turner
                                          President and Chief Executive Officer






Date:  August 3, 2007                /s/  STEPHEN A. FOWLE
                                     ------------------------------------------
                                          Stephen A. Fowle
                                          Executive Vice President and
                                          Chief Financial Officer