Form 10-Q
period 2007-09-30
WSFS FINANCIAL CORP
filed 2007-11-09
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2007
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   -----------------------


                         Commission File Number 0-16668

                           WSFS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     22-2866913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


  500 Delaware Avenue, Wilmington, Delaware                19801
--------------------------------------------   ---------------------------------
   (Address of principal executive offices)              (Zip Code)


                                 (302) 792-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer Accelerated filer X Non-accelerated filer

         Indicate by check mark whether the registrant  is  a shell  company (as
defined in Exchange  Act Rule  12b-2).  YES ___   NO  X
                                            ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2007:

Common Stock, par value $.01 per share                            6,215,066
--------------------------------------                      --------------------
         (Title of Class)                                   (Shares Outstanding)

                           WSFS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


                          PART I. Financial Information

                                                                                                            Page
                                                                                                            ----
Item 1.  Financial Statements (Unaudited)
         --------------------------------

           Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 2007 and 2006..................................................                 3

           Consolidated Statement of Condition as of September 30, 2007
           and December 31, 2006..............................................................                 4

           Consolidated Statement of Cash Flows for the Nine Months Ended
           September 30, 2007 and 2006 .......................................................                 5

           Notes to the Consolidated Financial Statements for the Three and Nine
           Months Ended September 30, 2007 and 2006 ..........................................                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations..........................................................                16
           -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................                27
         ----------------------------------------------------------

Item 4.  Controls and Procedures .............................................................                27
         -----------------------


                           PART II. Other Information


Item 1.  Legal Proceedings....................................................................                28
         -----------------

Item 1A. Risk Factors.........................................................................                28
         ------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........................                28
         -----------------------------------------------------------

Item 3.  Defaults upon Senior Securities......................................................                28
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................................                28
         ---------------------------------------------------

Item 5.  Other Information ...................................................................                28
         -----------------

Item 6.  Exhibits ............................................................................                28
         ---------

Signatures ...................................................................................                29

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ..........                30

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...........                32



                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Three months ended September 30,        Nine months ended September 30,
                                                      --------------------------------        -------------------------------
                                                           2007              2006                 2007               2006
                                                           ----              ----                 ----               ----
                                                                                   (Unaudited)
                                                                       (In Thousands, Except Per Share Data)
Interest income:
     Interest and fees on loans .....................   $  40,747          $  37,577           $ 118,601          $ 105,005
     Interest on mortgage-backed securities .........       5,799              7,186              18,037             21,989
     Interest and dividends on investment securities.         457                616               2,894              1,639
     Other interest income ..........................         576                752               1,802              1,843
                                                        ---------          ---------           ---------          ---------
                                                           47,579             46,131             141,334            130,476
                                                        ---------          ---------           ---------          ---------
Interest expense:
     Interest on deposits ...........................      15,066             11,392              43,753             29,682
     Interest on Federal Home Loan Bank advances ....       9,280             12,384              27,740             35,131
     Interest on trust preferred borrowings .........       1,217              1,736               3,555              3,859
     Interest on other borrowings ...................       1,917              1,499               4,987              3,995
                                                        ---------          ---------           ---------          ---------
                                                           27,480             27,011              80,035             72,667
                                                        ---------          ---------           ---------          ---------
Net interest income .................................      20,099             19,120              61,299             57,809
Provision for loan losses ...........................       1,001                319               2,645              1,702
                                                        ---------          ---------           ---------          ---------
Net interest income after provision for loan losses..      19,098             18,801              58,654             56,107
                                                        ---------          ---------           ---------          ---------

Noninterest income:
     Credit/debit card and ATM income ...............       5,205              4,982              14,762             14,000
     Deposit service charges ........................       3,937              2,979              11,393              8,382
     Investment advisory income .....................         603                573               1,795              1,821
     Loan fee income ................................         615                458               1,757              1,292
     Bank owned life insurance income ...............         543              2,401               1,642              3,411
     Gain on sale of credit card loans ..............         882                  -                 882                  -
     Mortgage banking activities, net ...............          68                136                 218                219
     Securities losses ..............................           -             (1,940)                  -             (1,981)
     Other income ...................................         956                720               2,709              2,083
                                                        ---------          ---------           ---------          ---------
                                                           12,809             10,309              35,158             29,227
                                                        ---------          ---------           ---------          ---------
Noninterest expenses:
     Salaries, benefits and other compensation ......      11,347             10,189              32,448             28,802
     Occupancy expense ..............................       2,287              1,387               6,202              4,034
     Equipment expense ..............................       1,597              1,162               4,188              3,219
     Data processing and operations expenses ........       1,089                886               2,978              2,632
     Marketing expense ..............................       1,283                676               2,892              2,017
     Professional fees ..............................         646                587               1,953              1,349
     Other operating expense ........................       3,084              2,700               9,057              8,708
                                                        ---------          ---------           ---------          ---------
                                                           21,333             17,587              59,718             50,761
                                                        ---------          ---------           ---------          ---------

Income before minority interest and taxes ...........      10,574             11,523              34,094             34,573
Less minority interest ..............................           -                  9                   -                 40
                                                        ---------          ---------           ---------          ---------
Income before taxes .................................      10,574             11,514              34,094             34,533
Income tax provision ................................       3,431              3,511              11,941             11,691
                                                        ---------          ---------           ---------          ---------
Net income ..........................................   $   7,143          $   8,003           $  22,153          $  22,842
                                                        =========          =========           =========          =========

Earnings per share:
Basic ...............................................   $    1.14          $    1.20           $    3.48          $    3.45
Diluted .............................................   $    1.11          $    1.16           $    3.38          $    3.31

The accompanying notes are an integral part of these consolidated Financial Statements.

                           WSFS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION

                                                                              September 30,   December 31,
                                                                                   2007           2006
                                                                               -----------    -----------
                                                                                       (Unaudited)
                                                                                     (In Thousands)
Assets
Cash and due from banks ....................................................   $    69,948    $    73,989
Cash in non-owned ATMs .....................................................       168,162        166,092
Federal funds sold .........................................................         3,000          1,500
Interest-bearing deposits in other banks ...................................           361            243
                                                                               -----------    -----------
    Total cash and cash equivalents ........................................       241,471        241,824
Investment securities held-to-maturity .....................................         2,896          4,219
Investment securities available-for-sale including reverse mortgages .......        24,634         50,272
Mortgage-backed securities available-for-sale ..............................       473,313        504,347
Mortgage-backed securities trading .........................................        12,364         12,364
Loans held-for-sale ........................................................         1,541            919
Loans, net of allowance for loan losses of $28,768 at September 30, 2007
  and $27,384 at December 31, 2006 .........................................     2,156,483      2,018,822
Bank owned life insurance ..................................................        56,924         55,282
Stock in Federal Home Loan Bank of Pittsburgh, at cost .....................        39,156         39,872
Assets acquired through foreclosure ........................................           703            388
Premises and equipment .....................................................        35,204         30,218
Accrued interest receivable and other assets ...............................        39,089         38,869
                                                                               -----------    -----------
Total assets ...............................................................   $ 3,083,778    $ 2,997,396
                                                                               ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand .............................................   $   272,678    $   276,338
    Interest-bearing demand ................................................       172,680        146,719
    Money market ...........................................................       311,132        246,645
    Savings ................................................................       203,560        226,853
    Time ...................................................................       355,107        326,009
    Jumbo certificates of deposit - customer ...............................       133,628        121,142
                                                                               -----------    -----------
      Total customer deposits ..............................................     1,448,785      1,343,706
    Other jumbo certificates of deposit ....................................        93,580        111,388
    Brokered deposits ......................................................       268,724        301,254
                                                                               -----------    -----------
        Total deposits .....................................................     1,811,089      1,756,348

Federal funds purchased and securities sold under agreements to repurchase .        75,000         73,400
Federal Home Loan Bank advances ............................................       798,560        784,028
Trust preferred borrowings .................................................        67,011         67,011
Other borrowed funds .......................................................        94,109         78,240
Accrued interest payable and other liabilities .............................        34,901         26,256
                                                                               -----------    -----------
Total liabilities ..........................................................     2,880,670      2,785,283
                                                                               -----------    -----------

Minority Interest ..........................................................            34             54

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none
    issued and outstanding .................................................             -              -
Common stock $.01 par value, 20,000,000 shares authorized; issued
    15,671,635 at September 30, 2007 and 15,584,580 at December 31, 2006 ...           157            156
Capital in excess of par value .............................................        82,428         81,580
Accumulated other comprehensive loss .......................................        (7,285)        (8,573)
Retained earnings ..........................................................       369,805        347,448
Treasury stock at cost, 9,456,569 shares at September 30, 2007 and 8,942,969
    shares at December 31, 2006 ............................................      (242,031)      (208,552)
                                                                               -----------    -----------
Total stockholders' equity .................................................       203,074        212,059
                                                                               -----------    -----------
Total liabilities, minority interest and stockholders' equity ..............   $ 3,083,778    $ 2,997,396
                                                                               ===========    ===========

The accompanying notes are an integral part of these consolidated Financial Statements.

                           WSFS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Nine months ended September 30,
                                                                                     -------------------------------
                                                                                           2007            2006
                                                                                           ----            ----
                                                                                              (Unaudited)
                                                                                            (In Thousands)
Operating activities:
Net income ......................................................................   $     22,153    $     22,842
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ...................................................          2,645           1,702
    Depreciation, accretion and amortization ....................................          5,140           3,622
    Decrease (increase) in accrued interest receivable and other assets .........          1,245         (11,918)
    Origination of loans held-for-sale ..........................................        (20,103)        (17,134)
    Proceeds from sales of loans held-for-sale ..................................         19,143          15,216
    Gain on mortgage banking activity ...........................................           (218)           (219)
    Loss on sale of investments .................................................              -           1,981
    Gain on sale of credit card portfolio .......................................           (882)              -
    Stock-based compensation expense ............................................            691             992
    Excess tax liability (benefits) from share-based payment arrangements .. ....          2,437          (1,529)
    Minority interest net income ................................................              -              40
    Increase in accrued interest payable and other liabilities ..................          4,937           7,609
    (Gain) loss on sale of assets acquired through foreclosure ..................            (20)             44
    Increase in value of bank owned life insurance ..............................         (1,642)         (3,411)
    Increase in capitalized interest, net .......................................         (1,860)           (562)
                                                                                    ------------    ------------
Net cash provided by operating activities .......................................         33,666          19,275
                                                                                    ------------    ------------
Investing activities:
Maturities of investment securities .............................................         26,340             440
Sale of investment securities available-for-sale ................................         10,170          23,950
Purchase of investments available-for-sale ......................................         (7,487)        (20,718)
Repayments of mortgage-backed securities available-for-sale .....................         60,262          81,590
Sales of mortgage-backed securities available-for-sale ..........................              -          49,412
Purchases of mortgage-backed securities available-for-sale ......................        (27,081)        (47,721)
Repayments of reverse mortgages .................................................          1,366             586
Disbursements for reverse mortgages .............................................         (1,391)           (393)
Purchase of Cypress Capital Management LLC ......................................           (240)           (466)
Purchase of Creative Strategic Solutions, Inc. ..................................           (440)              -
Sale of loans ...................................................................            869          10,253
Purchase of loans ...............................................................         (2,404)         (9,124)
Net increase in loans ...........................................................       (145,362)       (213,036)
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh ........            716          (1,863)
Sales of assets acquired through foreclosure, net ...............................            120              60
Investment in partnership .......................................................              -              23
Sale of credit care portfolio ...................................................          6,295               -
Deferred gain on sale of investment in partnership ..............................          1,282               -
Investment in premises and equipment, net .......................................         (7,965)         (7,687)
                                                                                    ------------    ------------
Net cash used for investing activities ..........................................        (84,950)       (134,694)
                                                                                    ------------    ------------
Financing activities:
Net increase in demand and savings deposits .....................................         79,364           5,969
Net increase in time deposits ...................................................         (9,444)        185,560
Net increase (decrease) in securities sold under agreement to repurchase ........          1,600          (9,750)
Net decrease in federal funds purchased .........................................              -         (10,000)
Receipts from FHLB advances .....................................................     17,021,130       6,173,923
Repayments of FHLB advances .....................................................    (17,006,598)     (6,225,889)
Dividends paid on common stock ..................................................         (1,785)         (1,521)
Issuance of common stock and exercise of employee stock options .................          2,600           2,284
Excess tax (liability) benefit from share-based payment arrangements ............         (2,437)          1,529
Purchase of treasury stock, net of reissuance ...................................        (33,479)         (1,937)
Decrease in minority interest ...................................................            (20)           (199)
                                                                                    ------------    ------------
Net cash provided by financing activities .......................................         50,931         119,969
                                                                                    ------------    ------------
(Decrease) increase in cash and cash equivalents ................................           (353)          4,550
Cash and cash equivalents at beginning of period ................................        241,824         233,951
                                                                                    ------------    ------------
Cash and cash equivalents at end of period ......................................   $    241,471    $    238,501
                                                                                    ============    ============
                                                                                           (Continued on next page)

                           WSFS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                                                    Nine months ended September 30,
                                                                                    -------------------------------
                                                                                           2007            2006
                                                                                           ----            ----
                                                                                             (Unaudited)
                                                                                           (In Thousands)
Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
Cash paid for interest during the year ..........................................   $     73,661    $     66,213
Cash paid for income taxes, net .................................................         11,133          10,332
Loans transferred to assets acquired through foreclosure ........................            415              62
Net change in accumulated other comprehensive loss, net of taxes.................          1,288          (2,219)
Transfer of loans held-for-sale to loans ........................................            333           1,837


The accompanying notes are an integral part of these consolidated Financial Statements.

                           WSFS FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

         Our consolidated Financial Statements include the accounts of WSFS Financial Corporation ("the Company", "our Company", "we", "our" or "us"), Wilmington Savings Fund Society, FSB ("WSFS Bank" or the "Bank") and Montchanin Capital Management, Inc. ("Montchanin") and its wholly owned subsidiary, Cypress Capital Management, LLC ("Cypress"). We also have one unconsolidated affiliate, WSFS Capital Trust III ("the Trust"). Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services through the Bank's new division, Wilmington Advisors, which was formed during 2006. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation ("FDIC") insures our customers' deposits to their legal maximum. We serve customers from our main office, twenty-nine retail banking offices, four loan production offices and operations centers located in Delaware and southeastern Pennsylvania. Montchanin was formed in 2003 to provide asset management products and services in the Bank's primary market area. The Trust was formed in 2005 to issue Pooled Floating Rate Capital Securities. Cypress is a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions.

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

         Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. According to that rule, we are not required to include all information and notes for complete financial statements. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Accounting for Stock-Based Compensation

         The impact of expensing stock options for the three months ended September 30, 2007, was an increase of $206,000 (pre-tax) or $0.03 (after-tax) per share, to salaries, benefits and other compensation. This compares to $301,000 (pre-tax) or $0.04 (after-tax) per share for the three months ended September 30, 2006. The impact of expensing stock options for the nine months ended September 30, 2007, was an increase of $687,000 (pre-tax) or $0.09 (after-tax) per share, to salaries, benefits and other compensation. This compares to $992,000 (pre-tax) or $0.12 (after-tax) per share for the nine months ended September 30, 2006.

         We have stock options outstanding under two plans (collectively, "Stock Incentive Plans") for officers, directors and Associates of the Corporation and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan ("1997 Plan"), was replaced by the 2005 Incentive Plan ("2005 Plan"). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At September 30, 2007, there were 494,536 available for future grants under the 2005 Plan.

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

         Summarized below is the status of our Stock Incentive Plans and changes during the quarters shown.

                                                   September 2007                            September 2006
                                             ---------------------------------     ---------------------------------
                                                                  Weighted-                            Weighted-
                                                                   Average                              Average
                                                  Shares        Exercise Price         Shares        Exercise Price
                                                  ------        --------------         ------        --------------
   Stock Options:
   Outstanding at beginning of period            623,429            $41.49            688,962             33.38
   Granted                                         2,120             66.11              2,700             61.63
   Exercised                                      (3,703)            52.52            (44,080)            16.31
   Forfeited or canceled                          (7,599)            60.39               (410)            61.59
                                                 -------                                -----
   Outstanding at end of period                  614,247             41.27            647,172             34.64

   Exercisable at end of period                  351,882             28.09            361,435             22.54

   Weighted-average fair value
   of awards granted                             $ 14.12                                16.54

         On July 1, 2007, 352,775 stock options were exercisable with an intrinsic value of $12.1 million. In addition, at July 1, 2007, there were 270,654 nonvested options with a weighted average grant date fair value of $12.94. During the third quarter of 2007, 2,810 options vested with an intrinsic value of $20,000, and a weighted average grant date fair value of $13.40 per option. Also during the quarter, 3,703 options were exercised with an intrinsic value of $42,000. There were 351,882 exercisable options remaining at September 30, 2007, with an intrinsic value of $12.1 million and an average remaining contractual term of 4.3 years. At September 30, 2007 there were 614,247 stock options outstanding with an intrinsic value of $13.4 million and an average remaining contractual term of 4.5 years. During the third quarter of 2006, 44,080 options were exercised with an intrinsic value of $2.0 million and 9,795 options vested with a weighted average grant date fair value of $10.85 per option.

         Summarized below is the status of our Stock Incentive Plans and changes during the nine months shown.

                                                   September 2007                            September 2006
                                             ---------------------------------     ---------------------------------
                                                                  Weighted-                            Weighted-
                                                                   Average                              Average
                                                  Shares        Exercise Price         Shares        Exercise Price
                                                  ------        --------------         ------        --------------
   Stock Options:
   Outstanding at beginning of period            703,427            $39.52            742,404             $31.92
   Granted                                         7,100             68.14              9,720              62.23
   Exercised                                     (78,606)            24.04           (103,426)             17.58
   Forfeited or canceled                         (17,674)            59.03             (1,526)             43.99
                                                --------                              -------
   Outstanding at end of period                  614,247             41.27            647,172              34.64

   Exercisable at end of period                  351,882             28.09            361,435              22.54

   Weighted-average fair value
   of awards granted                              $14.70                                16.27


         On January 1, 2007, 416,773 stock options were exercisable. During the nine months ended September 30, 2007, 14,480 options vested with an intrinsic value of $307,000, and a weighted average grant date fair value of $10.06 per option. Also, during the first nine months of 2007, 78,606 options were exercised with an intrinsic value of $3.2 million. During the first nine months of 2006, 103,426 options were exercised with an intrinsic value of $4.6 million and 29,927 options vested with a weighted average grant date fair value of $8.71 per option.

         The total amount of compensation cost related to nonvested stock options as of September 30, 2007 was $1.4 million. This amount has not yet been recorded in our financial statements. The weighted-average period over which it is expected to be recognized is 1.4 years. We issue new shares upon the exercise of options.

         During the third quarter of 2007, we granted 2,120 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of these options, which was $14.12 per option. Significant assumptions used in the model included a weighted-average risk-free rate of return of 4.2% in 2007; an expected option life of three and three-quarter years; and an expected stock price volatility of 20.4% in 2007. For the purposes of this option-pricing model, an average dividend yield of 0.6% was assumed. During the first nine months of 2007, we granted 7,045 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of these options, which was $14.64 per option. Significant assumptions used in the model included a weighted-average risk-free rate of return of 4.6% in 2007; an expected option life of three and three-quarter years; and an average expected stock price volatility of 19.2% in 2007. For the purposes of this option-pricing model, an average dividend yield of 0.5% was assumed.

         Also during the first nine months of 2007, we granted 55 options with a ten-year life and a five-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of these options, which was $22.07 per option. Significant assumptions used in the model included a weighted-average risk-free rate of return of 4.7% in 2007; an expected option life of six and one-half years; and an expected stock price volatility of 21.1% in 2007. For the purposes of this option-pricing model, a dividend yield of 0.5% was assumed.

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

         During the third quarter of 2007 and 2006 we issued 35 and 15,228 shares, respectively, of restricted stock. During the first nine months of 2007 and 2006 we issued 94 and 15,244 shares, respectively, of restricted stock. These awards vest over five years: 0% during the first two years, 25% at the end of each of the third and fourth years and 50% at the end of the fifth year. The impact of expensing restricted stock for the three months ended September 30, 2007, was an increase of $75,000 (pre-tax) or $0.01 (after-tax) per share, to salaries, benefits and other compensation. This compares to $41,000 (pre-tax) or less than $0.01 (after-tax) per share impact for the three months ended September 30, 2006. The impact of expensing restricted stock for the nine months ended September 30, 2007, was an increase of $238,000 (pre-tax) or $0.02 (after-tax) per share, to salaries, benefits and other compensation. This compares to $82,000 (pre-tax) or $0.01 (after-tax) per share for the nine months ended September 30, 2006.


2.   EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share:

                                                                           For the three months         For the nine months
                                                                           ended September 30,          ended September 30,
                                                                           -------------------          -------------------
                                                                            2007           2006           2007          2006
                                                                            ----           ----           ----         -----
                                                                                (In Thousands, Except Per Share Data)
Numerator:
---------
Net income ...........................................................   $ 7,143        $ 8,003        $22,153        $22,842
                                                                         =======        =======        =======        =======

Denominator:
-----------
Denominator for basic earnings per share - weighted average shares ...     6,248          6,657          6,359          6,626
Effect of dilutive employee stock options ............................       179            258            203            278
                                                                         -------        -------        -------        -------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed exercise .......................................     6,427          6,915          6,562          6,904
                                                                         =======        =======        =======        =======

Basic earnings per share .............................................   $  1.14        $  1.20        $  3.48        $  3.45
                                                                         =======        =======        =======        =======

Diluted earnings per share ...........................................   $  1.11        $  1.16        $  3.38        $  3.31
                                                                         =======        =======        =======        =======

Outstanding common stock equivalents having no dilutive effect .......       200            101            120            101


3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         We have an interest-rate cap with a notional amount of $50.0 million, which limits three-month London InterBank Offered Rate ("LIBOR") to 6.00% for the ten years ending December 1, 2008. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at September 30, 2007 was $2,000. The cap is considered a free standing derivative and all changes in the fair value of the cap are recorded in the Statement of Operations. During the first nine months of 2007, we recognized $28,000 of related interest expense.

4.   COMPREHENSIVE INCOME

         The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

                                                                           For the three months         For the nine months
                                                                           ended September 30,          ended September 30,
                                                                           -------------------          -------------------
                                                                             2007          2006          2007          2006
                                                                             ----          ----          ----         -----
                                                                                (In Thousands, Except Per Share Data)

Net income ...........................................................   $  7,143      $  8,003      $ 22,153      $ 22,842

Other Comprehensive Income:

Unrealized holding gains on securities
     available-for-sale arising during the period ....................      5,047        16,057         2,077         5,073
Tax expense ..........................................................     (1,918)       (6,101)         (789)       (1,927)
                                                                         --------      --------      --------      --------
Net of tax amount ....................................................      3,129         9,956         1,288         3,146

Unrealized holding gains arising during the
     period on derivative used for cash flow hedge .. ................          -           411             -           465
Tax expense ..........................................................          -          (144)            -          (164)
                                                                         --------      --------      --------      --------
Net of tax amount ....................................................          -           267             -           301

Reclassification adjustment for losses included in net income.........          -        (1,940)            -        (1,981)
Tax benefit ..........................................................          -           737             -           753
                                                                         --------      --------      --------      --------
Net of tax amount ....................................................          -        (1,203)            -        (1,228)
                                                                         --------      --------      --------      --------

Total comprehensive income ...........................................   $ 10,272      $ 17,023      $ 23,441      $ 25,061
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

         The total amount of unrecognized tax benefits as of January 1, 2007 was $2.2 million, all of which would affect our effective tax rate if recognized. The total amount of accrued interest and penalties associated with such unrecognized tax benefits were $400,000 and $0, respectively. Approximately $600,000 of these tax benefits was recognized during the quarter ended September 30, 2007 as a result of our changes to estimates of future sustainability of our tax positions. We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2004 through 2006 remain subject to examination as of September 30, 2007, while tax years 2004 through 2006 remain subject to examination by state taxing jurisdictions.

         During the quarter ended September 30, 2007, an additional $3.6 million tax reserve was established related primarily to the Internal Revenue Service ("IRS") disallowance of the deduction for certain compensation. This adjustment was the result of a routine IRS audit of our 2004 through 2006 tax years. Because the original tax benefit for this item was recorded as an increase to equity, $3.4 million of the tax liability was recorded as a reduction to equity in the three months ended September 30, 2007. There was

$200,000 reflected in the provision for income taxes during the quarter for interest expense related to the IRS audit. Even though this matter is not yet settled, standards under FIN 48 require this reserve to be established during the quarter ended September 30, 2007.

6.   SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we have three operating segments at September 30, 2007. There is one segment for WSFS and one for CashConnect, the ATM division of WSFS. The third segment, "All Others", represents the combined contributions of Montchanin, WSFS Investment Group, Inc., and our Wealth Management Services Division. Montchanin, WSFS Investment Group, Inc., and the Wealth Management Services Division each offer different products, to a separate customer base, through distinct distribution methods. All prior years' information has been updated to reflect this presentation.

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

         An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. Segment information for the three and nine months ended September 30, 2007 and 2006 follows:

                                                            For the Three Months Ended September 30,
                            --------------------------------------------------------------------------------------------------------
                                                  2007                                                2006
                            --------------------------------------------------   ---------------------------------------------------
                               WSFS     CashConnect All Others (1)     Total        WSFS     CashConnect  All Others (1)    Total
                            ----------  ----------- --------------  ----------   ----------  ----------   -------------- -----------
                                                                        (in Thousands)
External customer revenues:
  Interest income           $   47,579   $        -   $        -    $   47,579   $   46,131   $        -   $        -    $   46,131
  Noninterest income             7,420        4,501          888        12,809        5,342        4,164          803        10,309
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Total external customer
  revenues                      54,999        4,501          888        60,388       51,473        4,164          803        56,440
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------

Inter-segment revenues:
  Interest income                2,316            -            -         2,316        2,174            -            -         2,174
  Noninterest income               635          168            -           803          426          179            -           605
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Total inter-segment
  revenues                       2,951          168            -         3,119        2,600          179            -         2,779
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------

Total revenue                   57,950        4,669          888        63,507       54,073        4,343          803        59,219
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------

External expenses:
  Interest expense              27,480            -            -        27,480       27,011            -            -        27,011
  Noninterest expenses          18,924        1,228        1,181        21,333       15,548        1,122          917        17,587
  Provision for loan loss        1,001            -            -         1,001          319            -            -           319
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Total external customer
  expenses                      47,405        1,228        1,181        49,814       42,878        1,122          917        44,917
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Inter-segment expenses
  Interest expense                   -        2,316            -         2,316            -        2,174            -         2,174
  Noninterest expenses             168          256          379           803          179          172          254           605
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Total inter-segment expenses       168        2,572          379         3,119          179        2,346          254         2,779
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Total expenses                  47,573        3,800        1,560        52,933       43,057        3,468        1,171        47,696
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------

Income before minority
  interest and taxes        $   10,377   $      869   $     (672)   $   10,574   $   11,016   $      875   $     (368)   $   11,523

Provision for income taxes                                               3,431                                                3,511
Minority interest                                                            -                                                    9
                                                                    ----------                                           ----------
Consolidated net income                                             $    7,143                                           $    8,003
                                                                    ==========                                           ==========

Cash and cash equivalents   $   71,885   $  168,162   $    1,424    $  241,471   $   82,513   $  155,257   $      731    $  238,501
Other segment assets         2,825,974       14,275        2,058     2,842,307    2,746,268       12,922        2,011     2,761,201
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------

Total segment assets        $2,897,859   $  182,437   $    3,482    $3,083,778   $2,828,781   $  168,179   $    2,742    $2,999,702
                            ==========   ==========   ==========    ==========   ==========   ==========   ==========    ==========

Capital expenditures        $    2,352   $       53   $        1    $    2,406   $    2,386   $      174   $        3    $    2,563


(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

                                                              For the Nine Months Ended September 30,
                            --------------------------------------------------------------------------------------------------------
                                                  2007                                                2006
                            --------------------------------------------------   ---------------------------------------------------
                               WSFS     CashConnect All Others (1)     Total        WSFS     CashConnect  All Others (1)    Total
                            ----------  ----------- --------------  ----------   ----------  ----------   -------------- -----------
                                                                        (in Thousands)
External customer revenues:
  Interest income           $  141,334   $        -   $        -    $  141,334   $  130,476   $        -   $        -    $  130,476
  Noninterest income            20,115       12,387        2,656        35,158       15,179       11,629        2,419        29,227
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Total external customer
  revenues                     161,449       12,387        2,656       176,492      145,655       11,629        2,419       159,703
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------

Inter-segment revenues:
  Interest income                6,391            -            -         6,391        5,976            -            -         5,976
  Noninterest income             1,817          498            -         2,315        1,254          519            -         1,773
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Total inter-segment
  revenues                       8,208          498            -         8,706        7,230          519            -         7,749
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------

Total revenue                  169,657       12,885        2,656       185,198      152,885       12,148        2,419       167,452
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------

External expenses:
  Interest expense              80,035            -            -        80,035       72,667            -            -        72,667
  Noninterest expenses          52,812        3,526        3,380        59,718       45,104        3,011        2,646        50,761
  Provision for loan loss        2,645            -            -         2,645        1,702            -            -         1,702
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Total external customer
  expenses                     135,492        3,526        3,380       142,398      119,473        3,011        2,646       125,130
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Inter-segment expenses
  Interest expense                   -        6,391            -         6,391            -        5,976            -         5,976
  Noninterest expenses             498          787        1,030         2,315          519          508          746         1,773
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Total inter-segment expenses       498        7,178        1,030         8,706          519        6,484          746         7,749
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------
Total expenses                 135,990       10,704        4,410       151,104      119,992        9,495        3,392       132,879
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------

Income before minority
  interest and taxes        $   33,667   $    2,181   $   (1,754)   $   34,094   $   32,893   $    2,653   $     (973)   $   34,573

Provision for income taxes                                              11,941                                               11,691
Minority interest                                                            -                                                   40
                                                                    ----------                                           ----------
Consolidated net income                                             $   22,153                                           $   22,842
                                                                    ==========                                           ==========

Cash and cash equivalents   $   71,885   $  168,162   $    1,424    $  241,471   $   82,513   $  155,257   $      731    $  238,501
Other segment assets         2,825,974       14,275        2,058     2,842,307    2,746,268       12,922        2,011     2,761,201
                            ----------   ----------   ----------    ----------   ----------   ----------   ----------    ----------

Total segment assets        $2,897,859   $  182,437   $    3,482    $3,083,778   $2,828,781   $  168,179   $    2,742    $2,999,702
                            ==========   ==========   ==========    ==========   ==========   ==========   ==========    ==========

Capital expenditures        $    7,532   $       58   $        5    $    7,595   $    7,275   $      369   $       37    $    7,681

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

         As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. From January 2005 through the third quarter of 2007, we have had no repurchases under these indemnifications.

         During the third quarter of 2007 we sold our entire credit card loan portfolio. As part of this sale we were required to make certain standard industry representations. These included, but were not limited to, representations relating to fraud, delinquency, and bankruptcy.

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

         At September 30, 2007, there were twenty-three variable-rate to fixed-rate swap transactions between the third party financial institutions and customers of ours, compared to twenty-two at December 31, 2006. The initial notional amount aggregated approximately $85.9 million at September 30, 2007 compared with $77.4 million at December 31, 2006, with maturities ranging from approximately one to fifteen years. The aggregate fair value of these swaps to the customers was a liability of $1.8 million at September 30, 2007 compared to a liability of $291,000 at December 31, 2006. The amount of liability recorded by us for these guarantees that were in a liability position at September 30, 2007 and December 31, 2006 was $19,000 and $7,000, respectively. This amount represented the fair value of the guarantee to perform under the terms of the swap agreements.

         ATM Cash Management. We entered into an agreement with a financial institution, whereby they provide cash for distribution/cash management by Cash Connect, our ATM division. Under this agreement we accept the operational risk associated with this cash and are legally bound to reimburse the financial institution for any related operational losses. We have taken steps to mitigate the risk of loss to us by purchasing a multi-layer insurance policy and instituting strong operational controls. Additionally, Cash Connect has the ability to recover losses from its vault cash customers based on the strength of our ATM cash bailment agreements, which hold the ATM vault cash customers responsible for any loss of cash, which is not a result of our gross negligence.


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

         The following disclosures of the net periodic benefit cost components of post-retirement benefits were measured at January 1, 2007 and 2006:

                                             Three months ended September 30,   Nine months ended September 30,
                                             --------------------------------   -------------------------------
                                                  2007             2006             2007             2006
                                                  ----             ----             ----             ----
Service cost .............................        $ 34             $ 27             $103             $ 81
Interest cost ............................          32               23               94               70
Amortization of transition obligation ....          15               15               45               45
Net loss recognition .....................           5              --                15              --
                                                  ----             ----             ----             ----
          Net periodic benefit cost.......        $ 86             $ 65             $257             $196
                                                  ====             ====             ====             ====


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

         The following disclosures of the net periodic benefit cost components of the supplemental pension plan are in accordance with SFAS 132 (Revised) and were measured at January 1, 2007 and 2006:

                                             Three months ended September 30,   Nine months ended September 30,
                                             --------------------------------   -------------------------------
                                                  2007             2006             2007             2006
                                                  ----             ----             ----             ----

Interest cost ............................        $ 10             $ 11             $ 30             $ 33
Net loss recognition......................           6               15               20               43
                                                  ----             ----             ----             ----
          Net periodic benefit cost ......        $ 16             $ 26             $ 50             $ 76
                                                  ====             ====             ====             ====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         WSFS Financial Corporation (`the Company", "our Company", "we", "our" or "us") is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB ("WSFS Bank" or the "Bank"). Founded in 1832, we are one of the ten oldest banks continuously operating under the same name in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader investment powers than most other financial institutions. We have served the residents of the Delaware Valley for 175 years. We are the largest thrift institution headquartered in Delaware and the third largest financial institution in the state on the basis of total deposits traditionally garnered in-market. Our primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term business strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits. Our strategic focus is to exceed customer expectations, deliver stellar service and build customer advocacy through highly trained, relationship oriented, friendly, knowledgeable, and empowered Associates.

         We provide residential and commercial real estate, commercial and consumer lending services, as well as cash management and retail deposit services. In addition, we offer a variety of wealth management and personal trust services through the Bank's new division, Wilmington Advisors, which was formed during 2006. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation ("FDIC") insures our customers' deposits to their legal maximum. We serve customers from our main office and twenty-nine retail banking offices, four loan production offices and operations centers located in Delaware and southeastern Pennsylvania.

         We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. ("Montchanin"). We also have one unconsolidated affiliate, WSFS Capital Trust III. Fully-owned consolidated subsidiaries of the Bank include WSFS Investment Group, Inc. which markets various third-party insurance products and securities directly to the public and through the Bank's retail banking system, and WSFS Reit, Inc., which holds qualifying real estate assets and may be used in the future to raise capital.

         Montchanin has one consolidated wholly-owned subsidiary, Cypress Capital Management, LLC ("Cypress"). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. Cypress has more than $511 million in assets under management at September 30, 2007.

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

         We maintain a loss contingency for standby letters of credit and charge losses to this reserve when such losses are realized. The determination of the loss contingency for standby letters of credit requires significant judgment reflecting management's best estimate of probable losses. The balance in this reserve at September 30, 2007 was $387,000.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $86.4 million or 3% during the nine months ended September 30, 2007. Net loans increased $138.3 million or 7% mainly attributable to a $163.0 million or 12% increase in commercial and commercial real estate loans offset by a decrease in residential mortgage loans of $27.5 million or 6%. Mortgage-backed securities decreased $31.0 million or 6% due to scheduled repayments and prepayments. Investment securities decreased $27.0 million or 49% primarily due to $25.0 million in agency notes maturing during the first quarter of 2007.

         Total liabilities increased $95.4 million or 3% between December 31, 2006 and September 30, 2007 to $2.9 billion. This increase was due to an increase in customer deposits of $105.1 million or 8%. The increase included $64.5 million in money market accounts and $41.6 million in customer time deposits. Decreases in brokered deposits of $32.5 million and other jumbo certificates of deposits of $17.8 million offset these increases. There were also increases in other borrowed funds of $15.9 million and $14.5 million in Federal Home Loan Bank ("FHLB") advances.

Capital Resources

         Stockholders' equity decreased $9.0 million between December 31, 2006 and September 30, 2007. This decrease was mainly due to our purchase of 513,600 shares of our common stock for $33.5 million ($65.18 per share average). In addition, equity was reduced by $3.4 million related to income taxes, which is more fully discussed in Note 5 to the consolidated financial statements. We also declared cash dividends totaling $1.8 million during the nine months ended September 30, 2007. These decreases were partially offset by net income of $22.2 million and an increase of $4.2 million from the issuance of common stock and exercise of employee stock options. In addition, stockholders' equity increased $2.0 million as a result of the implementation of the FIN 48. The impact of the adoption of this interpretation is more fully discussed in Note 5 to the Consolidated Financial Statements. Finally, accumulated other comprehensive loss decreased $1.3 million during the first nine months of 2007 due to an increase in the fair value of securities available-for-sale.

         Below is a table comparing the Bank's consolidated capital position to the minimum regulatory requirements as of September 30, 2007 (dollars in thousands):

                                                                                                    To be Well-Capitalized
                                               Consolidated                  For Capital           Under Prompt Corrective
                                               Bank Capital               Adequacy Purposes              Action Provisions
                                             ------------------------    ----------------------      ----------------------
                                                                % of                      % of                      % of
                                               Amount          Assets      Amount        Assets        Amount      Assets
                                               ------          ------      ------        ------        ------      ------
Total Capital
  (to Risk-Weighted Assets) ........         $295,059          12.22%    $193,142         8.00%      $241,428      10.00%
Core Capital (to Adjusted
  Total Assets).....................          268,070           8.68      123,591         4.00        154,489       5.00
Tangible Capital (to Tangible
  Assets) ..........................          268,070           8.68       46,347         1.50            N/A        N/A
Tier 1 Capital (to Risk-Weighted
  Assets)...........................          268,070          11.10       96,571         4.00        144,857       6.00


         Under Office of Thrift Supervision ("OTS") capital regulations, savings institutions such as our bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank's financial statements. At September 30, 2007 the Bank was in compliance with regulatory capital requirements and is considered a "well-capitalized" institution.

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

         During the nine months ended September 30, 2007, net loan growth resulted in the use of $146.9 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. While our loan to deposit ratio has been well above 100% for many years, management has significant experience managing the Bank's funding needs through borrowings, primarily through the FHLB.

         During the nine months ended September 30, 2007, $33.7 million in cash was provided by operating activities, while $79.4 million in cash was provided through the net increase in demand and savings deposits and $9.4 million in cash was provided by the net increase in time deposits. During this period, cash and cash equivalents decreased $353,000 to $241.5 million.


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

                                                         September 30,         December 31,
                                                             2007                  2006
                                                           -------               -------
                                                                  (In Thousands)
Nonaccruing loans:
     Commercial ........................................   $ 1,872               $ 1,282
     Consumer ..........................................       617                   557
     Commercial mortgage ...............................     3,328                   500
     Residential mortgage ..............................     1,914                 1,493
     Construction ......................................     7,996                     -
                                                           -------               -------

Total nonaccruing loans ................................    15,727                 3,832
Assets acquired through foreclosure ....................       703                   388
                                                           -------               -------

Total nonperforming assets .............................   $16,430               $ 4,220
                                                           =======               =======

Past due loans:
     Residential mortgages .............................   $   333               $   219
     Commercial and commercial mortgages ...............       389                     3
     Consumer ..........................................        11                    29
                                                           -------               -------

Total past due loans ...................................   $   733               $   251
                                                           =======               =======
Ratios:
     Nonaccruing loans to total loans (1) ..............      0.72%                 0.19%
     Allowance for loan losses to gross loans (1).......      1.32%                 1.34%
     Nonperforming assets to total assets ..............      0.53%                 0.14%
     Loan loss allowance to nonaccruing loans (2).......       172%                  705%
     Loan and foreclosed asset allowance to total
       nonperforming assets (2) ........................       164%                  640%

(1)  Total loans exclude loans held for sale.
(2)  The applicable allowance represents general valuation allowances only.

         Nonperforming assets increased $12.2 million between December 31, 2006 and September 30, 2007. This increase resulted primarily from a $10.3 million lending relationship that was placed on nonaccrual status. The relationship consists of $7.0 million in construction loans and $3.3 million in commercial mortgages. The analysis of the change in nonperforming assets is presented on the following table:

                                                        For the nine
                                                         months ended      For the year ended
                                                     September 30, 2007    December 31, 2006
                                                     ------------------    ------------------
                                                                (In Thousands)
Beginning balance.................................        $  4,220               $  3,469
     Additions ...................................          14,945                  5,697
     Collections..................................          (1,642)                (3,916)
     Transfers to accrual/restructured status.....            (634)                  (453)
     Charge-offs / write-downs, net...............            (459)                  (577)
                                                          --------                -------

Ending balance....................................        $ 16,430               $  4,220
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

INTEREST SENSITIVITY

         The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by management. At September 30, 2007, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $34.4 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased to 98% at September 30, 2007 from 99% at June 30, 2007. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -1.12% at September 30, 2007 from -0.67% at June 30, 2007. The change in sensitivity since June 30, 2007 is the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

         Market risk is the risk of loss from adverse changes in market prices and rates. During the past several months, market risk has been evident in the repricing of risk in sub-prime mortgage-backed securities and collateralized loan obligations. We have not been impacted by this market event because our mortgage-backed securities portfolio is short in duration and comprised almost exclusively of securities collateralized by prime credit mortgages. Our market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a "Management of Interest Rate Risk, Investment Securities and Derivative Activities." This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at September 30, 2007 and 2006, calculated in compliance with Thrift Bulletin No. 13a:

                                                At September 30,
                     -----------------------------------------------------------------------
                                2007                                   2006
                     -------------------------------       ---------------------------------
     Change in       % Change in                           % Change in
  Interest Rate      Net Interest    Net Portfolio         Net Interest     Net Portfolio
 (Basis Points)       Margin (1)     Value Ratio (2)        Margin (1)       Value Ratio (2)
 -------------      -------------    ---------------       -----------       ---------------
      +300             -3%                8.93%               3%                8.55%
      +200             -1%                9.56%               2%                9.15%
      +100              0%               10.06%               1%                9.82%
         0              0%               10.33%               0%                9.97%
      -100              1%               10.40%              -2%               10.24%
      -200              3%               10.55%              -6%               10.66%
      -300              3%               10.61%             -10%               10.72%

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2) The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.


COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Results of Operations

         We recorded net income of $7.1 million or $1.11 per diluted share for the third quarter of 2007. This compares to $8.0 million or $1.16 per diluted share for the same quarter last year. Results for the third quarter of 2007 were impacted by an $882,000 gain ($0.09 per share) on the sale of our credit card portfolio and a related $518,000 reduction ($0.05 per share) to the allowance for loan losses. Additionally, one commercial lending relationship totaling $10.3 million was placed on nonaccrual status. This resulted in a $618,000 increase ($0.06 per share) in our provision for loan losses and a $256,000 reversal ($0.03 per share) of interest income.

         Net income for the nine months ended September 30, 2007 was $22.2 million or $3.38 per diluted share. This compares to $22.8 million or $3.31 per diluted share for the same period last year.

Net Interest Income

         The net interest margin for the third quarter of 2007 was 3.04%, up 0.16% from the third quarter of 2006. Net interest income for the third quarter of 2007 was $20.1 million compared to $19.1 million for the same quarter in 2006. During the third quarter of 2007, one commercial lending relationship totaling $10.3 million, secured by real estate, was placed on nonaccrual status. This resulted in a $256,000 reversal of interest income. This negatively affected the net interest margin by 4 basis points, 0.04%. The third quarter of 2006 included a $411,000 (6 basis points, 0.06%) non-cash charge related to the refinancing of our trust preferred securities. The overall improvement in the net interest margin over last year reflects growth, and our continued efforts to refocus the mix of our balance sheet. Loans, with a yield of 7.65%, increased $149.8 million while mortgage-backed securities, with a yield of 4.96%, declined $125.6 million mostly due to scheduled repayments. In addition, interest-bearing deposits, with a rate of 3.83%, increased $238.8 million while FHLB advances, with a rate of 5.05%, decreased $282.8 million. The yield on earning assets increased 0.26% in comparison to the third quarter of 2006 while the rate on interest-bearing liabilities increased by 0.08%.

         The net interest margin for the first nine months of 2007 was 3.13%, up 0.18% from the same period of 2006. Net interest income for the nine-month period ending September 30, 2007 was $61.3 million compared to $57.8 million for the same period in 2006. Consistent with the quarterly trend discussed above, the increase in net interest income was mostly due to improved balance sheet mix of earning assets and interest-bearing liabilities. The yield on earning assets increased 0.56% in comparison to the first nine months of 2006 while the rate on interest-bearing liabilities increased by 0.41%. Additionally, income from reverse mortgages increased $1.6 million in comparison to the first nine months of 2006.

AVERAGE BALANCE SHEET

                                                                         Three months ended September 30,
                                                    ----------------------------------------------------------------------------
                                                                  2007                                        2006
                                                    ---------------------------------           --------------------------------
                                                    Average                  Yield/             Average                 Yield/
                                                    Balance     Interest     Rate (1)           Balance     Interest    Rate (1)
                                                    -------     --------     --------           -------     --------    --------
                                                                              (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ............   $  697,945      $14,286       8.19%         $  639,307      $13,537      8.47%
     Residential real estate loans............      454,010        6,551       5.77             492,408        6,808      5.53
     Commercial loans ........................      721,080       14,707       8.13             601,763       12,294      8.18
     Consumer loans...........................      272,881        5,203       7.56             262,600        4,938      7.46
                                                 ----------      -------                     ----------      -------
       Total loans............................    2,145,916       40,747       7.65           1,996,078       37,577      7.59
Mortgage-backed securities (4)................      467,998        5,799       4.96             593,589        7,186      4.84
Investment securities (4) (5).................       27,704          457       6.60              52,935          616      4.65
Other interest-earning assets ................       38,030          576       6.01              55,668          752      5.36
                                                 ----------      -------                     ----------      -------
     Total interest-earning assets............    2,679,648       47,579       7.14           2,698,270       46,131      6.88
                                                                 -------                                     -------
Allowance for loan losses.....................      (28,503)                                    (26,938)
Cash and due from banks.......................       64,834                                      57,372
Cash in non-owned ATMs........................      169,775                                     158,396
Bank owned life insurance.....................       56,571                                      55,414
Other noninterest-earning assets..............       70,447                                      63,607
                                                 ----------                                  ----------
     Total assets.............................   $3,012,772                                  $3,006,121
                                                 ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest-bearing demand..................   $  154,474   $      401       1.03%       $    121,160   $      229      0.75%
     Money market.............................      313,825        3,057       3.86             227,285        2,080      3.63
     Savings..................................      208,811          437       0.83             241,823          667      1.09
     Retail time deposits ....................      490,133        5,848       4.73             415,792        4,183      3.99
                                                 ----------      -------                     ----------      -------
       Total interest-bearing retail deposits.    1,167,243        9,743       3.31           1,006,060        7,159      2.82
     Jumbo certificates of deposits ..........       94,535        1,268       5.32              77,255        1,039      5.34
     Brokered deposits........................      299,337        4,055       5.38             238,983        3,194      5.30
                                                 ----------      -------                     ----------      -------
       Total interest-bearing deposits........    1,561,115       15,066       3.83           1,322,298       11,392      3.42
FHLB of Pittsburgh advances...................      719,175        9,280       5.05           1,002,001       12,384      4.84
Trust preferred borrowings....................       67,011        1,217       7.11              67,011        1,736     10.14
Other borrowed funds..........................      160,752        1,917       4.77             123,377        1,499      4.86
                                                 ----------      -------                     ----------      -------
     Total interest-bearing liabilities.......    2,508,053       27,480       4.38           2,514,687       27,011      4.30
                                                                 -------                                     -------
Noninterest-bearing demand deposits...........      273,990                                     265,594
Other noninterest-bearing liabilities.........       26,884                                      25,970
Minority interest ............................           34                                          68
Stockholders' equity..........................      203,811                                     199,802
                                                 ----------                                  ----------
Total liabilities and stockholders' equity....   $3,012,772                                  $3,006,121
                                                 ==========                                  ==========
Excess of interest-earning over
     interest-bearing liabilities.............   $  171,595                                  $   183,583
                                                 ==========                                  ==========
Net interest and dividend income..............                   $20,099                                     $19,120
                                                                 =======                                     =======

Interest rate spread..........................                                 2.76%                                      2.58%
                                                                               =====                                      =====
Net interest margin...........................                                 3.04%                                      2.88%
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

AVERAGE BALANCE SHEET

                                                                         Nine months ended September 30,
                                                    ----------------------------------------------------------------------------
                                                                  2007                                        2006
                                                    ---------------------------------           --------------------------------
                                                    Average                  Yield/             Average                 Yield/
                                                    Balance     Interest     Rate (1)           Balance     Interest    Rate (1)
                                                    -------     --------     --------           -------     --------    --------
                                                                              (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
     Commercial real estate loans ............   $  672,630     $ 41,784      8.28%          $  627,838     $ 38,157      8.10%
     Residential real estate loans ...........      462,366       19,818      5.71              481,632       19,732      5.46
     Commercial loans ........................      686,950       41,771      8.18              567,265       33,085      7.89
     Consumer loans...........................      269,264       15,228      7.56              257,172       14,031      7.29
                                                 ----------     --------                     ----------     --------
       Total loans............................    2,091,210      118,601      7.61            1,933,907      105,005      7.30
Mortgage-backed securities (4)................      488,696       18,037      4.92              611,454       21,989      4.79
Investment securities (4) (5).................       29,549        2,894     13.06               55,102        1,639      3.97
Other interest-earning assets ................       38,333        1,802      6.29               52,279        1,843      4.71
                                                 ----------     --------                     ----------     --------
     Total interest-earning assets............    2,647,788      141,334      7.16            2,652,742      130,476      6.60
                                                                --------                                    --------
Allowance for loan losses.....................      (28,003)                                    (26,288)
Cash and due from banks.......................       67,616                                      54,767
Cash in non-owned ATMs........................      156,523                                     153,522
Bank-owned life insurance.....................       56,030                                      54,884
Other noninterest-earning assets..............       67,857                                      61,928
                                                 ----------                                  ----------
     Total assets.............................   $2,967,811                                  $2,951,555
                                                 ==========                                  ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
     Interest bearing demand..................   $  145,900     $    993      0.91%          $  122,618     $    531      0.58%
     Money market.............................      312,995        9,146      3.91              227,340        5,772      3.39
     Savings..................................      215,239        1,321      0.82              242,797        1,622      0.89
     Retail time deposits ....................      468,440       16,418      4.69              367,891       10,367      3.77
                                                 ----------     --------                     ----------     --------
       Total interest-bearing retail deposits.    1,142,574       27,878      3.26              960,646       18,292      2.55
     Jumbo certificates of deposits ..........       98,793        3,935      5.33               73,959        2,736      4.95
     Brokered deposits........................      294,874       11,940      5.41              236,787        8,654      4.89
                                                 ----------     --------                     ----------     --------
       Total interest-bearing deposits........    1,536,241       43,753      3.81            1,271,392       29,682      3.12
FHLB of Pittsburgh advances...................      719,255       27,740      5.09            1,014,156       35,131      4.57
Trust preferred borrowings....................       67,011        3,555      7.00               67,011        3,859      7.59
Other borrowed funds..........................      140,072        4,987      4.75              119,468        3,995      4.46
                                                 ----------     --------                     ----------     --------
     Total interest-bearing liabilities.......    2,462,579       80,035      4.33            2,472,027       72,667      3.92
                                                                --------                                    --------
Noninterest-bearing demand deposits...........      273,259                                     264,233
Other noninterest-bearing liabilities.........       25,887                                      23,205
Minority interest ............................           40                                          95
Stockholders' equity..........................      206,046                                     191,995
                                                 ----------                                  ----------
Total liabilities and stockholders' equity....   $2,967,811                                  $2,951,555
                                                 ==========                                  ==========
Excess of interest-earning assets over
     interest-bearing liabilities.............   $  185,209                                  $  180,715
                                                 ==========                                  ==========
Net interest and dividend income..............                  $ 61,299                                  $   57,809
                                                                ========                                  ==========

Interest rate spread..........................                                2.83%                                      2.68%
                                                                              ====                                      =====

Net interest margin...........................                                3.13%                                      2.95%
                                                                              ====                                      =====


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

         Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. The provision for loan losses was $2.6 million for the first nine months of 2007, an increase from $1.7 million during the first nine months of 2006. During the quarter, one commercial lending relationship totaling $10.3 million, secured by real estate, was placed on nonaccrual status. This resulted in a $618,000 increase in our provision for loan losses. In addition, growth in our commercial loan portfolio, an increase in net charge-offs, and a migration of a small amount of loans to lower quality credit grades contributed to the increased provision. Partially offsetting these increases was the third quarter sale of essentially our entire credit card portfolio. This resulted in a $518,000 decrease to the provision for loan losses. During the second quarter of 2007, we extended our "loss given default" methodology to include "eight rated" loans (one grade above classified). Additionally, we began applying adjustment factors against all loan balances. Deposit overdraft charge-offs have been included in net charge-offs since the second quarter of 2006.

         We maintain allowances for credit losses and charge losses to these allowances when such losses are realized. The allowances for losses are maintained at a level which management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the portfolios.

         The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

                                                       Nine months ended     Nine months ended
                                                       September 30, 2007     September 30, 2006
                                                       ------------------     ------------------
                                                                  (Dollars in Thousands)
Beginning balance ..............................             $27,384                  $25,381
Provision for loan losses ......................               2,645                    1,702

Charge-offs:
     Residential real estate ...................                  41                       70
     Commercial real estate (1) ................                   -                        -
     Commercial ................................                 347                      145
     Overdrafts (2) ............................               1,078                      257
     Consumer ..................................                 509                      365
                                                             -------                  -------
Total charge-offs ..............................               1,975                      837
                                                             -------                  -------

Recoveries:
     Residential real estate ...................                   8                       14
     Commercial real estate (1) ................                 125                      166
     Commercial ................................                 144                      189
     Overdrafts (2) ............................                 355                        -
     Consumer ..................................                  82                      132
                                                             -------                  -------
Total recoveries ...............................                 714                      501
                                                             -------                  -------

Net charge-offs ................................               1,261                      336
                                                             -------                  -------
Ending balance .................................             $28,768                  $26,747
                                                             =======                  =======

Net charge-offs to average gross loans
  outstanding, net of unearned income (3).......                0.08%                   0.02%
                                                             =======                 =======

(1)  Includes commercial mortgage and construction loans.
(2) Overdraft charge-offs and recoveries have been included in the allowance for loan losses since April 2006.
(3) Ratio for nine months ended September 30, 2007 and September 30, 2006 are annualized.

Noninterest Income

         Noninterest income for the quarter ended September 30, 2007 was $12.8 million compared to $10.3 million for the third quarter of 2006 an increase of $2.5 million or 24%. The increase over the third quarter 2006 was mainly attributable to a $958,000 increase in deposit service charges and an $882,000 gain on the sale of the credit card portfolio. Deposit service charges continue to benefit from an increase in deposit accounts and additional fee-based services offered by WSFS. Included in the third quarter of 2006 was $1.8 million in unanticipated income related to the Bank's investment in bank-owned life insurance (BOLI). This was offset by a $1.9 million loss on the sale of $51.4 million in below-market yielding mortgage-backed securities as part of the Company's efforts to improve its earning asset mix and return on assets.

         For the nine months ended September 30, 2007, noninterest income was $35.2 million, an increase of $5.9 million or 20% over the same period in 2006. Consistent with the quarter over quarter trend, the increase was mainly due to a $3.0 million increase in deposit service charges as a result of our continued success in personal and business checking initiatives. Adding to the increase over the nine months ended September 30, 2006 was the gain on the sale of the credit card portfolio and a seasonal increase in credit/debit card and ATM income.

Noninterest Expense

         Noninterest expense for the quarter ended September 30, 2007 was $21.3 million for an increase of $3.7 million over the $17.6 million reported for the same period in 2006. The 21% increase over the third quarter of 2006 was primarily a result of our continued growth efforts. Since September 2006, we have opened four branch offices, renovated/relocated two branch offices, began originating reverse mortgages, continued expansion of the commercial division, and continued growth efforts in the Wealth Management Division (the Wealth Management Division acquired its initial accounts during the first quarter of
2007). Additionally, the Company moved into its new corporate headquarters in the WSFS Bank Center in March 2007. This corporate expansion is reflected in all areas of expenses, but primarily in higher compensation, occupancy and equipment expense. The number of full-time equivalent Associates increased from 592 in the third quarter of 2006 to 612 in the third quarter of 2007. In addition, marketing expenses increased $607,000 over the third quarter of 2006. In the third quarter of 2007 we introduced a new multi-year brand campaign, which accounted for the majority of the increased spending. "We Stand For Service" is
the  external   representation   of  our
business model and service value presentation. We also conducted significant core marketing initiatives to support key growth objectives. Also during the third quarter of 2007, the Company had a one-time charge of $228,000 relating to a branch closure. This franchise growth is the main reason for our increased levels of operating expenses.

         Noninterest expense for the nine months ended September 30, 2007 was $59.7 million, an increase of $9.0 million or 18% over the $50.8 million reported for the same period in 2006. The increase was mainly due to our growth efforts mentioned above. As a result of our continued investment in the franchise, increases can be found mainly in salaries, benefits and other compensation as well as occupancy expense. These increases were offset during the second quarter of 2007 by a reduction in expenses relating to a reserve for standby letters of credit.

Income Taxes

         The Company and its subsidiaries, with the exception of WSFS Reit, Inc., file a consolidated federal income tax return and separate state income tax returns. WSFS Reit, Inc. files separate federal and state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of "temporary differences." We recorded a provision for income taxes during the three and nine months ended September 30, 2007 of $3.4 million and $11.9 million, respectively, compared to an income tax provision of $3.5 million and $11.7 million for the same periods in 2006. The effective tax rate for the three and nine month periods ended September 30, 2007 was 32% and 35%, respectively, compared to 31% and 34%, respectively, for the comparable periods in 2006. This increased effective tax rate was primarily due to the receipt of $1.8 million tax-free death benefit pursuant to the Bank-Owned Life Insurance ("BOLI") plan in September 2006 combined with the effects of new tax accounting guidance under FIN 48. While the impact of FIN 48 adds volatility to our quarterly effective tax rate, we believe it will have a minimal impact to the rate over the full year.

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

         In May 2007, the FASB issued a Staff Position on FIN No. 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1), FSP FIN 48-1 provides three conditions a tax position will have to meet to be considered "effectively settled": (a) the taxing authority has completed all required examination procedures; (b) the company does not intend to appeal any aspect of the tax position; and (c) the chance that the taxing authority would reexamine any aspect of its position is remote. FSP FIN 48-1 is effective for us upon the initial adoption of FIN 48 (January 1, 2007) and should be applied retrospectively if a company did not apply FIN 48 in a manner consistent with FSP FIN 48-1. We have adopted the provisions of FSP FIN 48-1 and the initial adoption had no effect on our Consolidated Financial Statements.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
           We are not engaged in any legal proceedings of a material nature at September 30, 2007. From time to time, we are party to legal proceedings in the ordinary course of business wherein we enforce our security interest in loans.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

           The following table lists purchases of our Common Stock during the third quarter of 2007.

                                                                Total                    Total Number of       Maximum Number
                                                                Number      Average     Shares Purchased     of Shares that May
                                                               of Shares  Price Paid   As Part of Publicly    Yet Be Purchased
                                                               Purchased   Per Share     Announced Plan        Under the Plan
                                                               ---------   ---------     --------------        --------------
          July 1, to July 31, 2007                              10,500       $55.42           10,500               108,600

          August 1, to August 31, 2007                          75,600       $56.51           75,600                33,000

          September 1, to September 30, 2007                         -            -                -               630,000

          Total for the quarter ended September 30, 2007        86,100       $56.38

           In September 2007, the Board of Directors approved an authorization to repurchase up to an additional 10% of its outstanding shares of common stock, or 630,000 shares.

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



                                           WSFS FINANCIAL CORPORATION





Date:  November 8, 2007              /s/         MARK A. TURNER
                                     -------------------------------------------
                                           Mark A. Turner
                                           President and Chief Executive Officer






Date:  November 8, 2007              /s/         STEPHEN A. FOWLE
                                     -------------------------------------------
                                           Stephen A. Fowle
                                           Executive Vice President and
                                           Chief Financial Officer