Form 10-K
period 2007-12-31
WSFS FINANCIAL CORP
filed 2008-03-17
CIK 828944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K
                                   (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2007

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission file number 0-16668

                           WSFS FINANCIAL CORPORATION

     Delaware                                           22-2866913
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

   500  Delaware Avenue, Wilmington, Delaware                   19899
     (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (302) 792-6000

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.01 par value                   The NASDAQ Stock Market LLC

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer  X   Non-accelerated filer      Smaller reporting company
                        ---                     ---                        ---                            ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Exchange Act Rule 12b-2). Yes        No  X
                                         ---       ---

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant's common stock as quoted on NASDAQ as of June 29, 2007 was $398,547,000. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

     As of March 5, 2008, there were issued and outstanding 6,173,236 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2008 are incorporated by reference in Part III hereof.

                           WSFS FINANCIAL CORPORATION
                                TABLE OF CONTENTS

                                     Part I

                                                                                                                      Page
                                                                                                                      ----

Item 1.           Business  ..............................................................................              3

Item 1A.          Risk Factors  ..........................................................................             22

Item 1B.          Unresolved Staff Comments  .............................................................             24

Item 2.           Properties  ............................................................................             24

Item 3.           Legal Proceedings.......................................................................             28

Item 4.           Submission of Matters to a Vote of Security Holders.....................................             28

                                     Part II

Item 5.           Market for Registrant's Common Equity, Related Stockholder - Matters
                  and Issuer Purchases of Equity Securities...............................................             28

Item 6.           Selected Financial Data.................................................................             30

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................             30

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..............................             45

Item 8.           Financial Statements and Supplementary Data.............................................             46

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................................             89

Item 9A.          Controls and Procedures.................................................................             89

Item 9B.          Other Information.......................................................................             91

                                    Part III

Item 10.          Directors, Executive Officers and Corporate Governance..................................             91

Item 11.          Executive Compensation..................................................................             91

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
                    Matters...............................................................................             91

Item 13.          Certain Relationships and Related Transactions, and Director Independence...............             92

Item 14.          Principal Accountant Fees and Services..................................................             92

Item 15.          Exhibits and Financial Statement Schedules..............................................             92

                  Signatures..............................................................................             95

                                      -2-

                                     PART I

FORWARD-LOOKING STATEMENTS

         Within this Annual Report on Form 10-K and exhibits thereto, management has included certain "forward-looking statements" concerning the future operations of WSFS Financial Corporation ("the Company," "our Company," "we," "our" or "us"). It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in its financial statements. Management has used "forward-looking statements" to describe the future plans and strategies including expectations of our future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. We do not undertake and specifically disclaim any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.  BUSINESS
-----------------

OUR BUSINESS

         WSFS Financial Corporation is parent to WSFS Bank, one of the ten oldest banks in the United States continuously-operating under the same name. A permanent fixture in this community, WSFS has been in operation for more than 175 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain relevant. The Bank is a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company among traditional thrifts in the State of Delaware, the second largest commercial lender in the state and the fourth largest bank in terms of Delaware deposits.

         WSFS' core banking business is commercial lending funded by customer-generated deposits. We have built a $1.5 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 29 branch retail banking franchise located in Delaware and southeastern Pennsylvania. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

         In 2005, we established WSFS Wealth Strategies, our wealth management services division. We built this division in response to demand from our commercial banking clients as their businesses and our relationships with them matured. We also built this business as we learned that competitors in our market provide a poor service and product offering to non-ultra wealthy clients
- those with less than $5 million in investable assets. Our wealth management business is complemented by an asset management company, Cypress Capital, which we acquired in 2004.

         Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $265 million in vault cash in approximately 10,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 300 ATMs for WSFS Bank, which owns the largest branded ATM network in Delaware.

WSFS POINTS OF DIFFERENTIATION

         While all banks offer similar products and services, we believe that WSFS has set itself apart from other banks in our market and the industry in general. The following factors summarize what we believe are those points of differentiation.

Community Banking Model

         Our size and community banking model play a key role in our success. Our approach to business combines a service-oriented culture (which we call Stellar Service) with a strong compliment of products and services, all aimed at meeting the needs of our retail and business customers. We believe the essence of being a community bank means that we are:

o Small enough to offer customers responsive, personalized service and direct access to decision makers,

o Large enough to provide all the products and services needed by our target market customers.

         As the financial services industry has consolidated, many independent banks have been acquired by national companies that have centralized their decision-making authority away from their customers and focused their mass-marketing to a regional or even national customer base. We believe this trend has frustrated smaller business owners who have become accustomed to dealing directly with their bank's senior executives and discouraged retail customers who often experience deteriorating levels of service in the branches. Additionally, it frustrates bank Associates who are no longer empowered to provide good and timely service to their customers.

WSFS Bank offers:

o Rapid response. Our customers tell us this is a critical differentiator from larger, in-market competitors.

o One point of contact. Our Relationship Managers are responsible for understanding his or her customers' needs and bringing the right resources in the Bank together to meet those needs.

o A customized approach to our clients. We believe this gives us an advantage over our competitors who are too large or centralized to offer customized products or services.

o Products and services that our customers value. This includes a broad array of banking and cash management products, as well as a legal lending limit high enough to meet the credit needs of our customers, especially as they grow.

Building Associate Engagement and Customer Advocacy

         Our business model is built on a concept called Human Sigma. The Human Sigma model, identified by Gallup, Inc., begins with Associates who have taken ownership of their jobs because their strengths have been identified and they have been matched with the right position and strong management. This strategy motivates Associates, accelerates their development and unleashes innovation and productivity to engage our most valuable asset, our customers. As a result, we create Customer Advocates, or customers who have built an emotional attachment to the Bank. Research studies continue to show a direct link between Associate engagement, customer engagement and a company's financial performance.

                                [GRAPHIC OMITTED]

[Engaged                       [Customer                 [Shareholder
Associates]                    Advocates]                Value]


Surveys conducted for us by a nationally recognized polling company indicate:

o Our Associate Engagement scores consistently rank in the top quartile of companies polled. In 2007, there were 7.6 engaged Associates for every disengaged Associate. This compares to a 2.6:1 ratio in 2003 and a national average of 1.9:1.

o Customer surveys rank us in the top 10% of all companies, a "world class" rating. More than 38% of our customers ranked us a "five" out of "five," strongly agreeing with the statement "I can't imagine a world without WSFS."

         We  believe  that by  fostering  the energy of  engaged  and  empowered
Associates, we have become an employer of choice in our market. In 2006 and 2007, WSFS was ranked "Best Place to Work" by The News Journal.

Strong Market Demographics

         Delaware is situated in the middle of the Washington, DC - New York corridor which includes the urban markets of Philadelphia and Baltimore. The state benefits from this urban concentration as well as from a unique political environment that has created favorable law and legal structure, a business-friendly environment and a fair tax system. In its 2007 overview, the Corporation for Enterprise Development ranked Delaware as one of only two states to receive "Straight A's" in its assessment of economic development throughout the U.S. Additionally, in a recent article, CFO Magazine ranked Delaware first or second in each of the four measures it surveyed regarding impressions about state tax environments. Demographics consistently compare favorably to US economic and demographic averages.

       -------------------------------------------- --------------- ------------
                                                                       National
       (Most recent available statistics)              Delaware        Average
       -------------------------------------------- --------------- ------------
       Average GDP Growth (Average 2003-2006)            4.2%            3.1%
       -------------------------------------------- --------------- ------------
       Unemployment (For December 2007)                  3.8%            5.0%
       -------------------------------------------- --------------- ------------
       Median Household Income (Average 2005-2006)     $52,676         $48,023
       -------------------------------------------- --------------- ------------
       Population Growth (2000-2006)                     8.9%            6.4%
       -------------------------------------------- --------------- ------------

Lending Discipline

         We put a great deal of discipline around our lending, including planned portfolio diversification and a willingness to accept a slightly higher risk of default for customers in favor of a lower probability of loss should default occur. Additionally, we take a proactive approach to identifying trends in our business and lending market and have responded proactively to those areas of concern. For instance, we have limited our exposure to construction and land development (CLD) loans as we anticipated an end to the expansion in housing prices. We have also increased our portfolio monitoring and reporting sophistication. We maintain diversification in our loan portfolio to limit our exposure to any single type of credit. Such discipline supplements careful underwriting and the benefits of knowing our customers.

         We have been subject to many of the same pressures facing the banking industry, including an increase in our delinquent loans, problem loans and charge-offs from the unsustainably low levels in recent years. The measures we have taken strengthen the Bank's credit position by diversifying risk and limiting exposure.

Disciplined and Aggressive Capital Management

         We understand that the Company's capital (or shareholders' equity) belongs to the Company's shareholders. They have entrusted this capital to us with the expectation that it will be kept safe, but with the equal expectation that it will earn an adequate return. As a result, we prudently but aggressively manage our shareholders' capital. Since 1996, the year we first implemented our capital management philosophy, we have returned more than 70% of cumulative earnings in the form of dividends and share repurchase. In 2007, we increased dividends by 25% and repurchased 564,100 shares or 8% of our common stock.

Strong Performance Expectations

         We are focused on aggressive long term financial goals. We define "high performing" as the top quintile in return on assets (ROA), return on equity
(ROE) and earnings per share (EPS) growth. While industry headwinds have depressed these measures for the industry in recent years, we believe that, long term, these targets should translate to approximately 1.5% ROA, 18% ROE and a 12% EPS growth rate. Management incentives are paid, in large part, based on driving performance in these areas. "Target" payment level is only achieved by reaching performance at the 60th percentile of a peer group of all publicly traded bank and thrifts in our size range. More detail on this plan is included in our proxy statement.

Growth

         Our successful growth in lending, deposit gathering and earnings have been the result of our focused strategy that provides the service and responsiveness of a community bank in a consolidating marketplace. We will continue to grow by:

o Recruiting and developing talented, service-minded Associates. We have successfully recruited Associates with strong community ties to strengthen our existing markets and provide a strong start in new communities. We also focus efforts on developing talent and leadership in our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS.

o Embracing Human Sigma in all we do. We are committed to building Associate engagement and customer advocacy as a way to develop our culture and grow our franchise. We firmly believe franchise and shareholder value are directly linked to our Human Sigma model.

o    Continuing strong growth in commercial lending by:

     o    Selectively building a presence in contiguous markets.
     o Providing product solutions like Remote Deposit Capture to facilitate commercial banking outside of our primary market.
     o Offering our community banking model that combines Stellar Service with the banking products and services our business customers demand.

o Aggressively growing deposits. In 2003, we energized our retail branch strategy by combining Stellar Service with an expanded and updated branch network. We have also implemented a number of additional measures to accelerate our deposit growth. We will continue to grow deposits by:

     o    Expanding  and  renovating  our  retail  branch  network.
     o Further expanding our commercial customer relationships with deposit products.
     o Finding creative ways to build deposit market share such as hiring deposit-focused relationship managers, and targeted marketing programs.

o Growing our wealth management services division by leveraging the strong relationships we have with our current customer base and providing unparalleled service to non-ultra wealthy clients in our market.

Results

         Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our shareholders. Since 2003, our commercial loans have grown from $697 million to $1.5 billion, a strong 24% compound annual growth rate (CAGR). Over the same period, customer deposits have grown from $922 million to $1.5 billion, a 15% CAGR. More importantly, over the last generation shareholder value has increased at a far greater rate than our banking peers and the market in general, as is evident in the table below.

        Cumulative Total Shareholder Return Compared with Performance of
                                Selected Indexes
                  December 31, 1997 through December 31, 2007

                               [GRAPHIC OMITTED]

-----------------------------------------------------------------------------------------------------------------
                                     1997   1998   1999   2000   2001   2002   2003   2004   2005   2006   2007
-----------------------------------------------------------------------------------------------------------------
WSFS Financial Corporation            100    85      64     66     90    172    236    317    325    357    269
-----------------------------------------------------------------------------------------------------------------
Dow Jones Total Market Index          100   123     149    134    117     89    115    127    132    150    156
-----------------------------------------------------------------------------------------------------------------
Nasdaq Bank Index                     100    90      85     99    112    120    159    181    178    202    162
-----------------------------------------------------------------------------------------------------------------

SUBSIDIARIES

         We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc.

         WSFS Bank has one subsidiary WSFS Investment Group, Inc., which was formed in 1989 and markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through the Bank's retail banking system and directly to the public.

         Montchanin Capital Management, Inc. ("Montchanin") was formed in late 2003 to provide asset management services in the our primary market area. Montchanin has one consolidated subsidiary, Cypress Capital management, LLC ("Cypress"). As of December 31, 2007 Montchanin owned 100% of Cypress. Cypress is a Wilmington based investment advisory firm servicing high net-worth individuals and institutions and had approximately $515 million in assets under management at December 31, 2007.

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


INVESTMENT ACTIVITIES

         Our short-term investment portfolio is intended to keep the Bank's funds fully employed at the maximum after-tax return, while maintaining acceptable credit, market and interest-rate risk limits, and providing needed liquidity under current circumstances. Book values of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

                                                                     December 31,
                                       -----------------------------------------------------------------------------
                                                2007                     2006                         2005
                                       ---------------------    ----------------------     -------------------------
                                                    Percent                   Percent                      Percent
                                                      of                         of                          of
                                         Amount     Assets          Amount    Assets          Amount        Assets
                                         ------     ------          ------    ------          ------        ------
                                                                 (Dollars in Thousands)
Held-to-Maturity:
-----------------
State and political subdivisions....    $ 1,516        0.1 %       $ 4,219       0.1%        $ 4,806           0.2%
--------------------------------        -------        ---         -------       ---        --------           ---

Available-for-Sale:
------------------

Reverse Mortgages...................      2,037        0.1             598         -             785             -
State and political subdivisions....      4,115        0.1           2,785       0.1             975             -
U.S. Government and agencies........     20,477        0.6          46,920       1.6          51,702           1.8
----------------------------            -------        ---         -------       ---        --------           ---
                                         26,629        0.8          50,303       1.7          53,462           1.8
                                        -------        ---         -------       ---        --------           ---

Short-term investments:
----------------------

Interest-bearing deposits in
----------------------------
other banks ........................      1,078          -             243         -             148             -
-----------                             -------        ---         -------       ---         -------           ---
                                        $29,223        0.9%        $54,765       1.8%        $58,416           2.0%
                                        =======        ===         =======       ===         =======           ===


         During 2007, there were no sales of investment securities classified as available-for-sale. Municipal bonds totaling $1.1 million were called by the issuers. Proceeds from the sale of investments during 2006 and 2005 were $11.0 million and $60.7 million, respectively. There were net losses of $41,000 and $609,000 realized on sales in 2006 and 2005, respectively. The cost basis for all investment security sales was based on the specific identification method (actual costs are matched to specific securities). There were no sales of investment securities classified as held-to-maturity in 2007, 2006 and 2005.

         The following table shows the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2007. Substantially all of the related interest and dividends represent taxable income.

                                                                At December 31, 2007
                                                              ------------------------
                                                                           Weighted
                                                                           Average
                                                                Amount     Yield (1)
                                                                ------    ---------
                                                              (Dollars In Thousands)

Held-to-Maturity:

State and political subdivisions (2):
      Within one year ...................................      $     -            - %
      After one but within five years ...................          875         7.53
      After ten years ...................................          641         5.27
                                                               -------

Total debt securities, held-to-maturity .................        1,516         6.57
                                                               -------

Available-for-Sale:

Reverse Mortgages (3):
      Within one year ...................................      $ 2,037            -
                                                               -------

                                                                 2,037            -
                                                               -------

State and political subdivisions (2):
      Within one year ...................................            -            -
      After one but within five years ...................        2,015         3.97
      After five but within ten years ...................        2,100         4.28
                                                               -------

                                                                 4,115         4.12
                                                               -------

U.S. Government and agencies:
      Within one year ...................................      $13,978         5.22
      After one but within five years ...................        6,499         3.94
                                                               -------

                                                                20,477         4.81
                                                               -------

Total debt securities, available-for-sale ...............       26,629         4.34
                                                               -------

Total debt securities ...................................       28,145         4.46
                                                               -------

Short-term investments:

      Interest-bearing deposits in other banks ..........        1,078         0.94
                                                               -------

Total short-term investments ............................        1,078         0.94
                                                               -------

                                                               $29,223         4.33
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

         In addition to these investment securities, we have maintained an investment portfolio of mortgage-backed securities, $12.4 million of which is classified as "trading." At December 31, 2007 mortgage-backed securities with a par value of $464.9 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. Accrued interest receivable for mortgage-backed securities was $2.0 million at both December 31, 2007 and 2006. Proceeds from the sale of mortgage-backed securities available-for-sale in 2007 were $2.7 million, resulting in a gain of $82,000. In 2006, proceeds from the sale of mortgage-backed securities available-for-sale were $49.6 million, resulting in a loss of $1.9 million.

         The following table shows the book value of mortgage-backed securities and their related weighted average contractual rates at the end of the last three fiscal years.


                                                                                 December 31,
                                                -------------------------------------------------------------------------------
                                                         2007                       2006                        2005
                                                -----------------------    ------------------------    ------------------------
                                                  Amount       Rate          Amount        Rate           Amount      Rate
                                                  ------       ----          ------        ----           ------      ----
                                                                            (Dollars in Thousands)
Available-for-Sale:
-------------------

Collateralized mortgage obligations .......     $ 407,113      4.97%        $ 424,748       4.88%       $ 526,546      4.73%
FNMA ......................................        35,654      4.04            42,254       4.05           49,785     3.98
FHLMC .....................................        31,357      4.31            31,121       4.29           32,211     4.05
GNMA ......................................        15,923      4.73            19,115       4.72           14,643     4.37
                                                ---------      ----         ---------       ----        ---------     ----
                                                $ 490,047      4.85%        $ 517,238       4.77%       $ 623,185     4.63%
                                                =========      ====         =========       ====        =========     ====
Trading:
--------

Collateralized mortgage obligations........      $ 12,364      7.79%        $  12,364       8.35%       $ 11,951      7.38%
                                                 ========      ----         =========       ----        ========      ====


CREDIT EXTENSION ACTIVITIES

         Over the past several years we have focused on increasing the more profitable segments of our loan portfolio. Our current lending activity is concentrated on lending to small to mid-sized businesses in the mid-Atlantic region of the United States primarily in Delaware and contiguous counties in Pennsylvania, Maryland and New Jersey. In 2003, residential first mortgage loans comprised 35.1% of the loan portfolio, while the combination of commercial loans and commercial real estate loans made up only 52.3%. In contrast, at December 31, 2007, residential loans totaled only 20.1%, while commercial loans and commercial real estate loans have increased to a combined total of 68.6% of the loan portfolio. Traditionally, the majority of typical thrift institutions' loan portfolios have consisted of first mortgage loans on residential properties.

         The following table shows the composition of our loan portfolio at year-end for the last five years.

                                                                               December 31,
                              ------------------------------------------------------------------------------------------------------
                                        2007                   2006                2005                2004               2003
                              ----------------------  --------------------  ------------------  ------------------  ----------------
                                  Amount    Percent       Amount  Percent     Amount  Percent      Amount  Percent    Amount Percent
                                  ------    -------       ------  -------     ------  -------      ------  -------    ------ -------
                                                                          (Dollars in Thousands)
Type of Loans
-------------
Residential real estate (1).. $  449,853      20.1%    $ 474,871    23.5%  $ 457,651    25.8%   $ 443,023   28.9%   $ 458,408  35.1%
Commercial real estate:
  Commercial mortgage .......    465,928      20.9       422,089    20.9     410,552    23.1      416,287   27.1      335,050  25.7
  Construction ..............    276,939      12.4       241,931    12.0     178,418    10.0      120,604    7.9       54,742   4.2
                              ----------     -----    ----------   -----  ----------   -----   ----------  -----   ---------- -----
    Total commercial
      real estate............    742,867      33.3       664,020    32.9     588,970    33.1      536,891   35.0      389,792  29.9
Commercial ..................    787,539      35.3       643,918    31.9     508,930    28.7      368,752   24.0      292,516  22.4
Consumer ....................    278,272      12.4       263,478    13.0     244,820    13.8      210,959   13.7      186,133  14.3
                              ----------     -----    ----------   -----  ----------   -----   ----------  -----   ---------- -----

Gross loans ................. $2,258,531     101.1    $2,046,287   101.3  $1,800,371   101.4   $1,559,625  101.6   $1,326,849 101.7


Less:
(Deferred fees)
  unearned income ...........       (701)      0.0          (838)    0.0        (304)    0.0          (64)   0.0         (414)  0.0
Allowance for loan
  losses.....................     25,252       1.1        27,384     1.3      25,381     1.4       24,222    1.6       22,386   1.7
                              ----------     -----    ----------   -----  ----------   -----   ----------  -----   ---------- -----

Net loans ................... $2,233,980     100.0%   $2,019,741   100.0% $1,775,294   100.0%  $1,535,467  100.0%  $1,304,877 100.0%
                              ==========     =====    ==========   =====  ==========   =====   ==========  =====   ========== =====


(1)  Includes $2,418;  $925; $438;  $3,249;  and $1,465 of residential  mortgage loans held-for-sale at December 31, 2007; 2006; 2005; 2004; and 2003.

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

                                               Less than           One to             Over
                                               One Year          Five Years        Five Years           Total
                                               --------          ----------        ----------           -----
                                                                   (Dollars in Thousands)

Real estate loans (1) ......................   $ 95,449          $273,682           $544,233        $  913,364
Construction loans .........................    158,044           111,508              7,387           276,939
Commercial loans ...........................    293,603           284,438            209,497           787,538
Consumer loans .............................    136,826            57,887             83,559           278,272
                                               $683,922          $727,515           $844,676        $2,256,113
Rate sensitivity:
  Fixed ....................................   $ 78,459          $325,242           $343,232        $  746,933
  Adjustable (2) ...........................    605,463           402,273            501,444         1,509,180
Gross loans                                    $683,922          $727,515           $844,676        $2,256,113

(1)  Includes commercial mortgage loans; does not include loans held-for-sale.
(2)  Includes hybrid adjustable rate mortgages


Residential Real Estate Lending.

          We originate residential mortgage loans with loan-to-value ratios up to 100% and generally require private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. We do not have any significant concentrations of such insurance with any one insurer. On a limited basis, we originate or purchase loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2007, the balance of all such loans was approximately $4.4 million.

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

         We offer commercial construction loans to developers. In some cases these loans are made as "construction/permanent" loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to our prime rate or London InterBank Offered Rate ("LIBOR"), in most cases, and adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these items are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial lending staff. Generally, the loan-to-value ratios for construction loans do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2007, $431.8 million was committed for construction loans, of which $276.9 million had been disbursed.

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

         Construction loans involve additional risk because loan funds are advanced as construction projects progress. The valuation of the underlying collateral can be difficult to quantify prior to the completion of the construction. This is due to uncertainties inherent in construction such as changing construction costs, delays arising from labor or material shortages and other unpredictable contingencies. We attempt to mitigate these risks and plan for these contingencies through additional analysis and monitoring of our construction projects. Construction loans receive independent inspections prior to disbursement of funds.

         Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25% if the difference is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2007, no borrower had collective outstandings exceeding these limits.


Consumer Lending.

         Our primary consumer credit products are equity-secured installment loans and home equity lines of credit. At December 31, 2007, we had equity-secured installment loans totaling $147.6 million which represented 53% of total consumer loans. A home equity line of credit grants a borrower a line of credit of up to 100% of the appraised value (net of any senior mortgages) of their residence. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time during the period of agreement. At December 31, 2007, we had extended $205.7 million in home equity lines of credit, of which $108.9 million had been drawn at that date. Home equity lines of credit offer customers with potential Federal income tax advantages, the convenience of checkbook access and revolving credit features. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured, while the risk on products like home equity loans is mitigated as they amortize over time. We have not had any significant adverse experience on home equity lines of credit.

The following shows our consumer loans at year-end, for the last five years.

                                                                                 December 31,
                                       ---------------------------------------------------------------------------------------------
                                             2007               2006                2005               2004               2003
                                       ----------------    ----------------    ---------------    ---------------    ---------------
                                        Amount  Percent    Amount   Percent    Amount  Percent    Amount  Percent    Amount  Percent
                                       -------  -------    ------   -------    ------  -------    ------  -------    ------  -------
                                                                           (Dollars in Thousands)
Equity secured installment loans....  $147,551   53.0%   $141,708     53.8%  $136,721    55.8%  $131,935   62.6%   $124,411   66.9%
Home equity lines of credit.........   108,873   39.1     100,981     38.3     87,503    35.7     56,755   26.9      39,858   21.4
Automobile .........................     1,159    0.4       1,702      0.7      2,616     1.1      5,126    2.4       9,137    4.9
Unsecured lines of credit...........     5,011    1.8       8,947      3.4      8,780     3.6      9,338    4.4      10,506    5.6
Other ..............................    15,678    5.7      10,140      3.8      9,200     3.8      7,805    3.7       2,221    1.2
                                      --------  -----    --------      ---   --------   -----   --------  -----    --------  -----

Total consumer loans................  $278,272  100.0%   $263,478      100%  $244,820   100.0%  $210,959  100.0%   $186,133  100.0%
                                      ========  =====    ========      ===   ========   =====   ========  =====    ========  =====

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

         During 2007, we originated $671 million of residential real estate loans. This compares to originations of $459 million in 2006. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the mid-Atlantic region totaled $53.0 million for the year ended December 31, 2007 and $81.6 million for 2006. Residential real estate loan sales totaled $26 million in 2007, $33.0 million in 2006 and $39.1 million in 2005. While we generally intend to hold our loans for the foreseeable future, we sell certain newly originated mortgage loans in the secondary market primarily to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment consistent with our current asset/liability management strategies.

         Our residential real estate portfolio includes $17.4 million of sub-prime mortgage loans. Most of our subprime portfolio is well seasoned, as is evidenced by our low charge-offs and delinquency ratios. Of these loans $546,000 were in nonaccrual status as of December 31, 2007. Net charge offs in this portfolio for the year were minimal at $41,000 or 23 basis points.

         At December 31, 2007, we serviced approximately $255 million of residential mortgage loans for others compared to $266 million at December 31, 2006. We also service residential mortgage loans for our own portfolio totaling $447 million and $453 million at December 31, 2007 and 2006, respectively.

         We originate commercial real estate and commercial loans through our commercial lending division. Commercial loans are made for the purpose of working capital, financing equipment acquisitions, business expansion and other business purposes. During 2007, we originated $908 million of commercial and commercial real estate loans compared with $711 million in 2006. To reduce our exposure on certain types of these loans, or to maintain relationships within internal lending limits at times we will sell a portion of our commercial real estate loan portfolio. Commercial real estate loan sales totaled $19.3 million and $16.0 million in 2007 and 2006, respectively. These amounts represent gross contract amounts and do not reflect amounts outstanding on those loans.

         Our consumer lending activity is conducted through our branch offices and through correspondent banks and mortgage brokers. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, credit cards, unsecured lines of credit and other secured and unsecured personal installment loans. During 2007, consumer loan originations amounted to $19.0 million compared to $18.5 million in 2006.

         During 2006, we formed a new reverse mortgage initiative. While the Bank's activity during the year has been limited to acting as a correspondent for these loans, our intention is to originate and underwrite our own reverse mortgages in the future. We expect to sell most of these loans and not to hold them in our portfolio. These reverse mortgages are government approved and insured.

         All loans to one borrowing relationship exceeding $3 million must be approved by the Senior Management Loan Committee ("SLC"). The Executive Committee of the Board of Directors ("EC") approves the minutes of the SLC meetings. They also approve individual loans exceeding $5 million for customers with less than one year of significant loan history with the Bank and loans in excess of $7.5 million for customers with established borrowing relationships. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a "House Limit" to one borrowing relationship of $18 million. In extraordinary circumstances, we will approve exceptions to the "House Limit". The largest is a borrowing relationship of $34.5 million, which the EC approved. This borrowing is secured by U.S. Treasury securities which have a value at maturity equal to or exceeding the aggregate loan payments.


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

         Most loan fees are not recognized in the Consolidated Statement of Operations immediately, but are deferred as adjustments of yield in accordance with U.S. generally accepted accounting principles and are reflected in interest income. Those fees represented an immaterial amount of interest income during the three years ended December 31, 2007. Loan fees other than those considered adjustments of yield (such as late charges) are reported as loan fee income, a component of noninterest income.


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


SOURCES OF FUNDS

         We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2007, net loan growth resulted in the net use of $221.2 million in cash. The loan growth was primarily the result of our continued success in increasing corporate and small business lending. Management expects this trend to continue. While our loan-to-deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings and deposit growth.

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

         Our current branch expansion and renovation program is focused on expanding our retail footprint in Delaware and attracting new customers to provide additional deposit growth. Customer deposit growth was strong, equaling $135.5 million, or 10%, between December 31, 2006 and December 31, 2007.

         Deposits. We offer various deposit programs to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. In addition, we accept "jumbo" certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

         WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. The Bank primarily attracts deposits through its system of 29 retail banking offices (as of December 31, 2007). Twenty banking offices were located in northern Delaware's New Castle County, WSFS' primary market. These banking offices maintain approximately 159,000 total account relationships with approximately 63,000 total households. Four banking offices are located in central Delaware's Kent County, two of which are in the state capital, Dover. Three banking offices are located in Delaware's Sussex County and two other banking offices are located in southeastern Pennsylvania.


         The following table shows the maturity of certificates of deposit of $100,000 or more as of December 31, 2007:


                                                 December 31,
Maturity Period                                       2007
---------------                                       ----
                                                (In Thousands)

Less than 3 months......................            $138,198
Over 3 months to 6 months...............              69,014
Over 6 months to 12 months..............              31,723
Over 12 months..........................              10,014
                                                    --------
                                                    $248,949
                                                    ========


         Borrowings.   We  utilize  the  following  borrowing  sources  to  fund
operations:

         Federal Home Loan Bank Advances

         As a member of the Federal Home Loan Bank of Pittsburgh, we are able to obtain Federal Home Loan Bank ("FHLB") advances. Advances from the FHLB of Pittsburgh had rates ranging from 3.48% to 5.45% at December 31, 2007. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. We are required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.65% of its borrowings from them, plus 0.65% of our unused borrowing capacity. As of December 31, 2007, our FHLB stock investment totaled $45.5 million.

         Seven advances are outstanding at December 31, 2007 totaling $170.0 million, with a weighted average rate of 4.47% maturing in 2009 and beyond. At the discretion of the FHLB, they are convertible quarterly to a variable rate advance based upon a three-month LIBOR rate, after an initial fixed term. If any of these advances convert, we have the option to prepay these advances at predetermined times or rates.

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


         Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

         During 2007, we purchased federal funds as a short-term funding source. At December 31, 2007, we had purchased $50.0 million in federal funds at a rate of 4.25%. At December 31, 2006, we also had $50.0 million federal funds purchased.

         During 2007, we sold securities under agreements to repurchase as a funding source. At December 31, 2007, securities sold under agreements to repurchase had a fixed rate of 4.87%. The underlying securities are mortgage-backed securities with a book value of $29.1 million at December 31, 2007.


PERSONNEL

         As of December 31, 2007 we had 599 full-time equivalent Associates (employees). The Associates are not represented by a collective bargaining unit. Management believes its relationship with its Associates is very good.


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

         The OTS capital rule defines Tier 1 or core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for limited amounts of mortgage servicing assets. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2007, the Bank was in compliance with both the core and tangible capital requirements.

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

         The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date. During 2007 we were able to offset our entire deposit insurance premium. For 2008, we still have $300,000 available from the special assessment credit.

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

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.012% of insured deposits in fiscal 2007. These assessments will continue until the FICO bonds mature in 2017.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain reserves against their transaction accounts. As of December 31, 2007, no reserves were required to be maintained on the first $8.5 million of transaction accounts, reserves of 3% were required to be maintained against the next $37.3 million of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution's interest-earning assets. As of December 31, 2007 we met our reserve requirements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
-----------------------------------

      None.

ITEM 2. PROPERTIES
------------------

         The following table shows information regarding offices and material properties held by us, and our subsidiaries, at December 31, 2007.

                                                                                 Net Book Value
                                                                                   Of Property
                                                     Owned/      Date Lease       or Leasehold
Location                                             Leased        Expires      Improvements (1)         Deposits
--------                                             ------        -------      ----------------         --------
                                                                                            (In Thousands)
WSFS :

WSFS Bank Center Branch
   Main Office
  500 Delaware Avenue
  Wilmington, De   19801                             Leased          2011               796               683,456

Union Street Branch
  3rd & Union Streets
  Wilmington, DE   19805                             Leased          2008               66                 44,822

Trolley Square Branch
  1711 Delaware Ave
  Wilmington, DE   19806                             Leased          2011               28                 30,568

Fairfax Shopping Center (3)
  2005 Concord Pike
  Wilmington, DE   19803                             Owned                             8,195               78,304

Branmar Plaza Shopping Center Branch
  1812 Marsh Road
  Wilmington, DE   19810                             Leased          2008               89                 89,306

Prices Corner Shopping Center Branch
  3202 Kirkwood Highway
  Wilmington, DE   19808                             Leased          2008               22                106,786

Pike Creek Shopping Center Branch
  New Linden Hill & Limestone Road
  Wilmington, DE   19808                             Leased          2015               772                79,777

                                                                                 Net Book Value
                                                                                   Of Property
                                                     Owned/      Date Lease       or Leasehold
Location                                             Leased        Expires      Improvements (1)         Deposits
--------                                             ------        -------      ----------------         --------
                                                                                            (In Thousands)

University Plaza Shopping Center Branch
   100 University Plaza
  Newark, DE   19712                                 Leased          2026              1,412               46,938

College Square Shopping Center Branch(4)
  Route 273 & Liberty Avenue
  Newark, DE   19711                                 Leased          2012               142                78,551

Airport Plaza Shopping Center Branch
  144 N. DuPont Hwy.
  New Castle, DE   19720                             Leased          2013               715                74,354

Stanton Branch
  Inside ShopRite
  1600 W. Newport Pike
  Wilmington, DE   19804                             Leased          2011               20                 18,759

Glasgow Branch
  Inside Genaurdi's at People Plaza
  Routes 40 & 896
  Newark, DE   19702                                 Leased          2008               37                 21,727

Middletown Crossing Shopping Center
Route 299 and Silver Lake Road
Middletown, De   19709                               Leased          2017              1,046               38,625

Dover Branch
  Inside Metro Food Market
  Rt. 134 & White Oak Road
  Dover, DE   19901                                  Leased          2010               15                 14,985


West Dover Loan Office
Greentree Office Center
160 Greentree Drive
Suite 105
Dover, DE   19904                                    Leased          2009               12                   10

Blue Bell Loan Office
721 Skippack Pike
Suite 101
Blue Bell, PA   19422                                Leased          2012                9                 11,618

Glen Eagle Branch
  Inside Genaurdi's  Family Market
  475 Glen Eagle Square
  Glen Mills, PA   19342                             Leased          2008               117                8,589

University of Delaware-Trabant University Center
  17 West Main Street
  Newark, DE   19716                                 Leased          2008               74                 11,278

Brandywine Branch
  Inside Genaurdi's  Family Market
  2522 Foulk Road
  Wilmington, DE   19810                             Leased          2009               54                 22,889

Operations Center
  2400 Philadelphia Pike
  Wilmington, DE   19703                             Owned                              729                 N/A

Longwood Branch
  830 E. Baltimore Pike
  E. Marlboro, PA 19348                              Leased          2010               79                 9,091

Holly Oak Branch
  Inside Super Fresh
  2105 Philadelphia Pike
  Claymont, DE 19703                                 Leased          2010               67                 18,364

Hockessin Branch
  7450 Lancaster Pike
  Wilmington, DE 19707                               Leased          2015               622                59,253

                                                                                 Net Book Value
                                                                                   Of Property
                                                     Owned/      Date Lease       or Leasehold
Location                                             Leased        Expires      Improvements (1)         Deposits
--------                                             ------        -------      ----------------         --------
                                                                                            (In Thousands)


Lewes Branch
  Southpointe Professional Center
  1515 Savannah Road, Suite 103
  Lewes, DE   19958                                  Leased          2008               117                30,673

Fox Run Shopping Center
  Bear, De                                           Leased          2015               961                32,589

Camden Town Center
  4566 S. Dupont Highway
  Camden, DE   19934                                 Leased          2024              1,032               24,240

Rehoboth Branch
  Lighthouse Plaza
  Route #1
  Rehoboth, DE   19771                               Leased          2028               914                45,313

Loan Operations
  30 Blue Hen Drive
  Suite 200
  Newark, DE   19713                                 Leased          2012                5                  N/A

West Dover Branch
  1486 Forest Avenue
  Dover, DE   19904                                  Owned                             2,232               17,780

Longneck Branch
24985 John J. Williams Highway
Millsboro, DE   19966                                Leased          2026              1,311               27,456

Smyrna(5)
231 N. DuPont Parkway
Smyrna, DE   19977                                   Leased          2008                -                 13,263

Smyrna(6)
  Simon's Corner Shopping Center
  1300 South DuPont Highway
  Smyrna, DE   19977                                 Leased          2026               177                 N/A

Oxford, LPO
  59 South Third Street
Oxford, PA                                           Leased          2011               30                 2,167

Greenville
3908 Kennett Pike
Greenville, DE                                       Owned                             2,183               22,265

WSFS Bank Center (2)
500 Delaware Avenue
Wilmington, De   19801                               Leased          2019              1,813                 -

Market Street Branch(7)
  833 Market Street
  Wilmington, De   19801                             Leased          2009               148                62,982

Annandale, VA
7010 Little River Tnpk.
Suite 330
Annandale, VA  22003                                 Leased          2011               20                  383

Oceanview(8)
69 Atlantic Avenue
Oceanview, DE   19970                                Leased          2022               29                  N/A

                                      -26-

                                                                                  Net Book Value
                                                                                   Of Property
                                                     Owned/       Date Lease       or Leasehold
Location                                             Leased        Expires       Improvements (1)        Deposits
--------                                             ------        -------       ----------------        --------
                                                                                                (In Thousands)
Montchanin Capital Management, Inc.
-----------------------------------
  1220 Market Street
  Suite 705
  Wilmington, DE   19801                             Leased          2010               14                 N/A
Cypress Capital Management, LLC
-------------------------------
  1220 Market Street
  Suite 704
  Wilmington, DE   19801                             Leased          2010                5                 N/A

                                                                                                        $1,827,161
                                                                                                        ==========

(1) The net book value of all the Company's investment in premise and equipment totaled $34.9 million at December 31, 2007.
(2)  Location of Corporate Headquarters
(3)  Includes Fairfax Branch office.
(4)  Includes the Company's education and development center.
(5) Temporary location for branch until permanent branch is complete in February of 2008. The lease is month to month.
(6) As of December 31, 2007, location was under construction. To be completed in February of 2008.
(7)  Temporary location for branch until permanent location is complete.
(8) As of December 31, 2007, location was under construction. To be completed in September of 2008.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         There are no material legal proceedings to be disclosed under this item.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2007 through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER - MATTERS AND
--------------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        -------------------------------------

Market for Registrant's Common Equity and Related Stockholder Matters

         Our Common Stock is traded on The Nasdaq Stock Market(SM) under the symbol WSFS. At December 31, 2007, we had 1,252 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

The closing market price of our common stock at December 31, 2007 was $50.20.



                                    Stock Price Range
                             -----------------------------
                                Low                High         Dividends
--------------------------------------------------------------------------
       2007        4th       $ 48.45             $ 68.33           $ 0.10
                   3rd       $ 53.42             $ 68.81           $ 0.10
                   2nd       $ 62.78             $ 69.00           $ 0.10
                   1st       $ 60.91             $ 70.85           $ 0.08
                                                              ------------
                                                                   $ 0.38
                                                              ============

       2006        4th       $ 60.00             $ 68.27           $ 0.08
                   3rd       $ 57.22             $ 64.62           $ 0.08
                   2nd       $ 57.34             $ 64.65           $ 0.08
                   1st       $ 59.80             $ 64.75           $ 0.07
                                                              ------------
                                                                   $ 0.31
                                                              ============

COMPARATIVE STOCK PERFORMANCE GRAPH

The graph and table which follow show the cumulative total return on our Common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our Common Stock or the index equals the total increase in value since December 31, 2002, assuming reinvestment of all dividends paid into the Common Stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2002 in our Common Stock and in each of the indexes. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.


                       CUMULATIVE TOTAL SHAREHOLDER RETURN
                  COMPARED WITH PERFORMANCE OF SELECTED INDEXES
                   December 31, 2002 through December 31, 2007

                               [OBJECT OMITTED]]
                                              Cumulative Total Return
                              --------------------------------------------------
                                2002     2003     2004     2005     2006   2007
--------------------------------------------------------------------------------

WSFS Financial Corporation      $100     $137     $184     $188     $207   $156
Dow Jones Total Market Index     100      128      142      148      168    175
Nasdaq Bank Index                100      133      150      147      168    135

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                             2007               2006               2005               2004               2003
                                             ----               ----               ----               ----               ----
                                                              (Dollars in Thousands, Except Per Share Data)
At December 31,
---------------
  Total assets                            $3,200,188         $2,997,396         $2,846,752         $2,502,956         $2,207,077
  Net loans (1)                            2,233,980          2,019,741          1,775,294          1,535,467          1,304,877
  Investment securities (2)                   26,235             53,893             56,704             97,485            116,292
  Investment in reverse mortgages, net         2,037                598                785              (109)                193
  Other investments                           46,615             41,615             46,466             44,477             44,771
  Mortgage-backed securities (2)             496,792            516,711            620,323            524,144            530,552
  Deposits                                 1,827,161          1,756,348          1,446,236          1,234,962            923,333
  Borrowings (3)                           1,068,149            935,668          1,127,997          1,002,609          1,031,058
  Trust preferred borrowings                  67,011             67,011             67,011             51,547             50,000
  Stockholders' equity                       211,330            212,059            181,975            196,303            187,992
  Number of full-service branches (4)             29                 27                 24                 24                 23

For the Year Ended December 31,
-------------------------------
  Interest income                           $189,477           $177,177           $136,022           $104,110           $ 89,299
  Interest expense                           107,468             99,278             62,380             37,246             31,301
  Noninterest income                          48,166             40,305             34,653             31,950             26,166
  Noninterest expenses                        82,031             69,314             62,877             55,699             49,417
  Income from continuing operations           29,649             30,441             27,856             25,757             21,233
  Net income                                  29,649             30,441             27,856             25,900             63,022
  Earnings per share:
    Basic:
      Income from continuing operations      $  4.69            $  4.59            $  4.10            $  3.60            $  2.73
      Net income                                4.69               4.59               4.10               3.62               8.11
    Diluted:
      Income from continuing operations         4.55               4.41               3.89               3.39               2.58
      Net income                                4.55               4.41               3.89               3.41               7.65

Interest rate spread                            2.80%              2.70%              2.91%              3.07%              3.02%
Net interest margin                             3.09               2.98               3.13               3.24               3.29
Return on average equity (5)                   14.34              15.42              14.78              13.54              10.60
Return on average assets (5)                    0.98               1.03               1.05               1.10               1.09
Average equity to average assets (5)            6.87               6.68               7.10               8.13              10.28

(1)  Includes loans held-for-sale.
(2)  Includes securities available-for-sale.
(3) Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4) WSFS opened three branches and closed one branch in 2007, opened three branches in 2006, opened one branch in 2004, and opened two branches in 2003.
(5)  Based on continuing operations.



ITEM 7 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
       OF OPERATIONS
       -------------

OVERVIEW

     WSFS Financial Corporation ("the Company," "our Company," "we," "our" or "us") is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB ("WSFS Bank" or the "Bank"). Founded in 1832, we are one of the ten oldest banks in the United States continuously-operating under the same name. As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader investment powers than most other financial institutions. We have served the residents of the Delaware Valley for 176 years. We are the largest thrift institution headquartered in Delaware and the third largest financial institution in the state on the basis of total deposits traditionally garnered in-market. Our primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits. Our strategic focus is to exceed customer expectations, deliver stellar service and build customer advocacy through highly trained, relationship oriented, friendly, knowledgeable, and empowered Associates.

     We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services through Wilmington Advisors, which was formed during 2006. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation ("FDIC") insures our customers' deposits to their legal maximum. We serve our customers primarily from our main office, 29 retail banking offices, loan production offices and operations centers located in Delaware, southeastern Pennsylvania and Virginia and through our website at www.wsfsbank.com.

     We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. ("Montchanin"). We also have one unconsolidated affiliate, WSFS Capital Trust III ("the Trust"). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities through the Bank's retail banking system.

     Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC ("Cypress"). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. Cypress had approximately $515 million in assets under management at December 31, 2007.


FORWARD-LOOKING STATEMENTS

     Within this annual report and financial statements, management has included certain "forward-looking statements" concerning our future operations. Statements contained in this annual report which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward-looking statements." Management has used "forward-looking statements" to describe future plans and strategies including expectations of our future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general, and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. We do not undertake, and specifically disclaim any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


RESULTS OF OPERATIONS

     WSFS Financial Corporation recorded net income of $29.6 million or $4.55 per diluted share for the year ended December 31, 2007, compared to $30.4 million or $4.41 per share and $27.9 million or $3.89 per share in 2006 and 2005, respectively.

     Net Interest Income. Net interest income increased $4.1 million, or 5%, to $82.0 million in 2007 compared to $77.9 million in 2006. The net interest margin for 2007 was 3.09%, up 0.11% from 2006. The overall improvement in the net interest margin over last year reflects loan growth and our continued efforts to refocus the mix of our balance sheet. Loans, with an average yield of 7.55%, increased $168.7 million on average while mortgage-backed securities, with an average yield of 4.93%, declined $99.4 million on average mostly due to scheduled repayments. In addition, interest-bearing deposits, with an average rate of 3.76%, increased $219.3 million on average while FHLB advances, with an average rate of 4.97%, decreased $210.1 million on average. The yield on earning assets increased 0.37% on average in comparison to 2006 while the rate on interest-bearing liabilities increased by 0.27% on average. Additionally, income from reverse mortgages increased $1.3 million in comparison to 2006.

     Net interest income increased $4.3 million, or 6%, to $77.9 million in 2006 compared to $73.6 million in 2005. The net interest margin of 2.98% for 2006 declined from 3.13% in 2005. This ratio was negatively impacted by a flattening yield curve as the rate on interest-bearing liabilities increased 1.18% while the rate on interest-earning assets only increased by 0.97%. Loans increased $284.9 million on average while interest-bearing deposits increased by $223.2 million on average.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the yields for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on the changes that are attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rates (change in rate multiplied by prior year volume on each category); and (iii) net change (the sum of the change in volume and the change in rate). Changes due to the combination of rate and volume changes (changes in volume multiplied by changes in rate) are allocated proportionately between changes in rate and changes in volume.


  Year Ended December 31,                                     2007 vs. 2006                    2006 vs. 2005
  ------------------------------------------------------------------------------------------------------------------------
                                                      Volume    Yield/Rate      Net       Volume    Yield/Rate       Net
  ------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Interest Income:
    Commercial real estate loans                    $  4,281    $   (320)   $  3,961    $  4,549    $  7,985    $ 12,534
    Residential real estate loans                     (1,244)      1,186         (58)      2,312       1,531       3,843
    Commercial loans (1)                              10,318         475      10,793      10,832       6,780      17,612
    Consumer loans                                       870         317       1,187       2,590       1,411       4,001
    Mortgage-backed securities                        (4,898)        691      (4,207)        703       2,054       2,757
    Investment securities                             (1,638)      2,430         792      (1,413)        723        (690)
    Other                                               (601)        433        (168)         97       1,001       1,098
  ------------------------------------------------------------------------------------------------------------------------
  Favorable (unfavorable)                              7,088       5,212      12,300      19,670      21,485      41,155
  ------------------------------------------------------------------------------------------------------------------------

  Interest expense:
    Deposits:
       Interest-bearing demand                           180         428         608          35         453         488
       Money market                                    2,981         799       3,780       1,420       2,833       4,253
       Savings                                          (248)       (310)       (558)       (224)        723         499
       Retail time deposits                            4,003       3,045       7,048       3,302       3,909       7,211
       Jumbo certificates of deposits - nonretail        927         149       1,076       1,586       1,140       2,726
       Brokered certificates of deposits               1,815         835       2,650       2,118       3,722       5,840
    FHLB of Pittsburgh advances                      (10,342)      3,025      (7,317)      3,286      11,919      15,205
    Trust Preferred                                        0        (300)       (300)        319        (558)       (239)
    Other borrowed funds                               1,090         113       1,203      (1,404)      2,305         901
    Cost of funding discontinued operations                0           0           0           7           7          14
  ------------------------------------------------------------------------------------------------------------------------
  Unfavorable (favorable)                                406       7,784       8,190      10,445      26,453      36,898
  ------------------------------------------------------------------------------------------------------------------------
  Net change, as reported                           $  6,682    $ (2,572)   $  4,110    $  9,225    $ (4,968)   $  4,257
  ------------------------------------------------------------------------------------------------------------------------

(1)  The tax-equivalent income adjustment is related to commercial loans.

The following table provides information regarding the average balances of, and yields/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:


Year Ended December 31,                                2007                        2006                        2005
---------------------------------------------------------------------- --------------------------- ---------------------------
                                             Average           Yield/    Average            Yield/   Average           Yield/
                                             Balance Interest  Rate(1)   Balance Interest   Rate(1)  Balance Interest  Rate(1)
------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Assets
Interest-earning assets:
   Loans (2) (3):
      Commercial real estate loans         $ 687,614  $56,056    8.15% $ 635,133 $52,095     8.20% $ 573,566  $39,561    6.90%
      Residential real estate loans          459,043   26,451    5.76    481,308  26,509     5.51    438,405   22,666    5.17
      Commercial loans                       709,507   56,766    8.05    582,546  45,973     7.97    439,375   28,361    6.62
      Consumer loans                         270,518   20,239    7.48    258,946  19,052     7.36    222,679   15,051    6.76
                                           ------------------          -----------------           ------------------
          Total loans                      2,126,682  159,512    7.55  1,957,933 143,629     7.39  1,674,025  105,639    6.38
   Mortgage-backed securities (4)            491,650   24,237    4.93    591,021  28,444     4.81    575,580   25,687    4.46
   Investment securities (4)                  29,130    3,360   11.53     55,004   2,568     4.67     88,094    3,258    3.70
   Other interest-earning assets              40,137    2,368    5.90     51,144   2,536     4.96     48,077    1,438    2.99
                                           ------------------          -----------------           ------------------
          Total interest-earning assets    2,687,599  189,477    7.09  2,655,102 177,177     6.72  2,385,776  136,022    5.75
                                                     --------                    -------                     --------
Allowance for loan losses                   (28,192)                    (26,491)                    (24,909)
Cash and due from banks                       70,387                      57,771                      53,434
Cash in non-owned ATMs                       158,091                     153,060                     133,235
Bank-owned life insurance                     56,307                      53,137                      53,137
Loans, operating leases and other
    assets of discontinued operations              -                           -                         531
Other noninterest-earning assets              67,711                      63,793                      55,000
                                           ----------                  ----------                  ----------
          Total assets                     $3,011,903                  $2,956,372                  $2,656,204
                                           ----------                  ----------                  ----------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest-bearing deposits:

      Interest-bearing demand              $ 148,039  $ 1,393    0.94% $ 123,599     785     0.64%  $111,585      297    0.27%
      Money market                           312,192   11,870    3.80    232,418   8,090     3.48    177,911    3,837    2.16
      Savings                                211,453    1,679    0.79    240,426   2,237     0.93    272,673    1,738    0.64
      Retail time deposits                   476,159   22,357    4.70    384,654  15,309     3.98    286,371    8,098    2.83
                                           ------------------          -----------------           ------------------
          Total interest-bearing retail    1,147,843   37,299    3.25    981,097  26,421     2.69    848,540   13,970    1.65
          deposits
      Jumbo certificates of
      deposit-nonretail                       98,452    5,176    5.26     80,691   4,100     5.08     43,554    1,374    3.15
      Brokered certificates of deposit       277,860   14,836    5.34    243,070  12,186     5.01    189,593    6,346    3.35
                                           ------------------          -----------------           ------------------
          Total interest-bearing deposits  1,524,155   57,311    3.76  1,304,858  42,707     3.27  1,081,687   21,690    2.01
   FHLB of Pittsburgh advances               765,974   38,561    4.97    976,101  45,878     4.64    887,822   30,673    3.41
   Trust preferred borrowings                 67,011    4,753    7.00     67,011   5,053     7.44     62,986    5,292    8.29
   Other borrowed funds                      147,251    6,843    4.65    123,800   5,640     4.56    165,406    4,739    2.87
   Cost of funding discontinued operations         -        -                  -       -                   -     (14)
                                           ------------------          -----------------           -----------------
          Total interest-bearing
          liabilities                      2,504,391  107,468    4.29  2,471,770  99,278     4.02  2,197,901   62,380    2.84
                                                     --------                    -------                     ---------
Noninterest-bearing demand deposits          272,964                     262,838                     250,321
Other noninterest-bearing liabilities         27,737                      24,330                      19,274
Minority interest                                 38                          84                         209
Stockholders' equity                         206,773                     197,350                     188,499
                                          ----------                  ----------                  ----------
          Total liabilities and
              stockholders' equity        $3,011,903                  $2,956,372                  $2,656,204
                                          ==========                  ==========                  ==========
Excess of interest-earning assets
    over interest-bearing liabilities      $ 183,208                  $  183,332                  $  187,875
                                           =========                  ==========                  ==========
Net interest and dividend income                    $ 82,009                     $77,899                      $73,642
                                                    ========                     =======                      =======
Interest rate spread                                             2.80%                       2.70%                       2.91%
                                                                 ====                        ====                        ====
Net interest margin                                              3.09%                       2.98%                       3.13%
                                                                 ====                        ====                        ====

(1) Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4) Includes securities available-for-sale, trading securities and reverse mortgages.

Provision for Loan Losses. We maintain an allowance for loan losses at an appropriate level based on management's assessment of the estimable and probable losses in the loan portfolio, pursuant to accounting literature, which is discussed further in the Nonperforming Assets section of Management's Discussion and Analysis. Management's evaluation is based upon a review of the portfolio and requires significant judgement. For the year ended December 31, 2007, we recorded a provision for loan losses of $5.0 million compared to $2.7 million in 2006 and $2.6 million in 2005. In 2007, the provision was primarily affected by:
(1) continued significant loan growth; (2) migration of certain loans toward lower credit grades as we continue to assess our exposure in the current lending environment; partially offset by (3) a lower level of estimated losses resulting from an improvement in the methodology for estimating loan losses using historical data adjusted for current conditions and trends. The improvement in this methodology resulted in a net reduction of approximately $6.8 million from the estimate previously used.

Noninterest Income. Noninterest income increased $7.9 million to $48.2 million in 2007, or 16%, from $40.3 million in 2006. This is attributable to a $3.2 million increase in deposit service charges as we continue to benefit from increased deposit accounts and offering additional fee-based services. The increase also includes a $1.1 million non-recurring gain related to the sale of our former headquarters building and an $882,000 gain from the sale of our credit card portfolio. Credit/debit card and ATM income also increased $915,000 as a result of increased volumes of cash in non-owned ATMs and higher bailment fees earned on this cash. In 2007 we also recorded two offsetting $6.0 million items. Both occurred during the fourth quarter and resulted in a gain and an expense recognized from the donation of a N.C. Wyeth mural, Apotheosis of the Family, which was located in our former headquarters. During 2006, we recognized a loss of $2.0 million on the sale of below-market yielding securities. This sale was part of our efforts to improve our earning asset mix and return on assets.


         Noninterest income increased $5.7 million to $40.3 million in 2006, or 16%, from $34.7 million in 2005. The largest increase was attributable to $3.8 million in card and ATM income as a result of increased volumes of cash in non-owned ATMs and higher bailment rates earned on this cash. Deposit service charges also increased $2.2 million as a result of growth in deposit accounts as well as additional fee-based services we provided. During 2006, noninterest income was impacted by unanticipated income of $1.8 million in our investment in Bank-Owned Life Insurance (BOLI) resulting from a death benefit we received. Also, during 2006, we recognized a loss of $2.0 million on the sale of below-market yielding securities. This sale was part of our efforts to improve our earning asset mix and return on assets.

Noninterest Expenses. Noninterest expenses for the year ended 2007 were $82.0 million, an increase of 18%, or $12.7 million over $69.3 million recognized in 2006. The increase reflects our continued growth efforts in 2007 and included the opening of three branch offices, one branch renovation, and the relocation of our corporate headquarters. As a result of this growth, the number of full-time Associates grew to 599, resulting in increased salaries, benefits and other compensation of $4.3 million. This growth also affected both occupancy expense, which increased by $2.8 million, and other operating expenses, which increased by $1.9 million. During 2007 our marketing expenses increased $1.2 million, as a multi-year brand campaign was launched with the intent to leverage our Stellar Service model with the message "We Stand For Service." Also during 2007, we recorded a $1.2 million expense related to the Visa antitrust lawsuit settlement with American Express and other Visa-related litigation. We are not a party to any of these lawsuits and our expense solely results from our being a member of Visa. WSFS expects the proceeds from the anticipated share redemption for its ownership interest in Visa's planned initial public offering will be applied to this charge.

         Noninterest expenses increased $6.4 million to $69.3 million in 2006, or 10%, from $62.9 million in 2005. Salaries, benefits and other compensation increased $4.2 million as a result of our continued growth including the opening of three branch offices and two branch renovations/relocations in 2006 and the formation of the Wealth Management Division. The number of full-time Associates increased from 515 in 2005 to 573 in 2006. The growth was also reflected in higher equipment and other operating expenses with an increase of $514,000 in equipment expense and $1.7 million in other operating expenses. Additionally, $1.5 million of the increase in salaries, benefits and other compensation was the result of the 2006 implementation of the Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment.

Income Taxes. We recorded a $13.5 million tax provision for the year ended December 31, 2007 compared to $15.7 million and $14.8 million for the years ended December 31, 2006 and 2005, respectively. The effective tax rates for the years ended December 31, 2007, 2006 and 2005 were 31.2%, 34.0% and 34.8%, respectively. The reduction in the 2007 effective tax rate is primarily the result of a $1.7 million tax benefit related to the previously discussed donation of our N.C. Wyeth mural. The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting bases and the tax reporting bases of the assets and liabilities.

         We analyze our projection of taxable income and make adjustments to our provision for income taxes accordingly. For additional information regarding our tax provision and net operating loss carryforwards, see Note 12 to the Consolidated Financial Statements.


FINANCIAL CONDITION

         Total assets increased $202.8 million, or 7%, during 2007 to $3.2 billion. This increase was predominantly due to growth in net loans, which grew $214.2 million, or 11%, during 2007. This increase was partially offset by a decrease of $26.2 million in investment securities and $19.9 million in mortgage-backed securities. Total liabilities increased $203.6 million during the year to $3.0 billion at December 31, 2007. This increase was primarily the result of an increase in customer deposits of $135.5 million, or 10%, during 2007, and an increase in total borrowings of $132.5 million, or 13%. Partially offsetting these increases was a $52.0 million, or 17%, decrease in brokered deposits.

Cash in non-owned ATMs. During 2007, cash in non-owned ATMs managed by CashConnect, our ATM unit, increased $16.4 million, or 10%. This increase was the result of an increase in the number of ATMs serviced by CashConnect from 7,458 at December 31, 2006 to 9,976 at December 31, 2007. Of these, 325 ATMs were WSFS owned and operated during 2007.

Mortgage-backed Securities. Investments in mortgage-backed securities decreased $19.9 million during 2007 to $496.8 million. During 2007, we sold $2.6 million of our mortgage-backed securities. The weighted average duration of the mortgage-backed securities was 2.8 years at December 31, 2007.

Loans, net. Net loans increased $214.2 million, or 11%, during 2007. This included increases of $143.6 million, or 22%, in commercial loans, $78.8 million, or 12%, in commercial real estate loans, and $14.8 million, or 6%, in consumer loans. This increase was partially offset by a planned decrease of $26.5 million, or 6%, in residential mortgage loans.

Customer Deposits. Customer deposits increased $135.5 million, or 10%, during 2007 to $1.5 billion. Customer time deposits (CDs) increased $69.8 million, or 16%, in 2007. In addition, core deposit relationships (demand deposits, money market and savings accounts) increased $65.7 million, or 7%, during the year. The table below depicts the changes in customer deposits over the last three years:

                                         Year Ended December 31,
                               ----------------------------------------
                                2007            2006           2005
                                -----           -----          ----
                                          (In Millions)
Beginning balance.........    $1,343.7        $1,193.9       $1,052.2
Interest credited.........        32.4            26.3           11.4
Deposit inflows, net......       103.1           123.5          130.3
                              --------        --------       --------
Ending balance............    $1,479.2        $1,343.7       $1,193.9
                              ========        ========       ========


Borrowings and Brokered Certificates of Deposit. Borrowings and brokered certificates of deposit increased by $80.4 million, or 6%, during 2007. This increase was primarily the result of an increase in FHLB advances of $114.3 million, or 15%. In addition, other borrowed funds increased $16.6 million, or 21%, and Federal funds purchased and securities sold under agreements to repurchase increased $1.6 million, or 2%, in 2007. Partially offsetting these increases was a $52.0 million, or 17%, decrease in brokered deposits.

Stockholders' Equity. Stockholders' equity decreased $729,000 to $211.3 million at December 31, 2007. This decrease was mainly due to our purchase of 564,100 shares of treasury stock for $36.2 million. At December 31, 2007, we held 9.5 million shares of our common stock as treasury stock. We intend to continue repurchasing shares depending on stock price and alternative uses of capital. In addition, we declared cash dividends totaling $2.4 million during 2007. These decreases were partially offset by a $34.4 million increase in total comprehensive income, including $29.6 million in net income, and a $2.0 million increase related to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48"). Lastly, an increase of $1.3 million resulted from the exercise of common stock options.


ASSET/LIABILITY MANAGEMENT

         Our primary asset/liability management goal is to maximize net interest income opportunities within the constraints of managing interest rate risk, while ensuring adequate liquidity and funding and maintaining a strong capital base.

         In general, interest rate risk is mitigated by closely matching the maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread. We regularly review our interest-rate sensitivity, and use a variety of strategies as needed to adjust that sensitivity within acceptable tolerance ranges established by management and the Board of Directors. Changing the relative proportions of fixed-rate and adjustable-rate assets and liabilities is one of our primary strategies to accomplish this objective.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest-rate sensitive" and by monitoring an institution's interest-sensitivity gap. An interest-sensitivity gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing within a defined period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets repricing within a defined period.

The  repricing  and  maturities  of  our  interest-rate   sensitive  assets  and
interest-rate sensitive liabilities at December 31, 2007 are set forth in the following table:


                                                              Less than One              One to              Over            Total
                                                                       Year          Five Years        Five Years
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands) Interest-rate sensitive assets:
Real estate loans (1) (2)                                        $  763,760            $300,366         $ 126,176       $1,190,302
Commercial loans (2)                                                609,190             120,704            57,644          787,538
Consumer loans (2)                                                  138,194              56,071            84,007          278,272
Mortgage-backed securities                                          153,652             322,951            20,189          496,792
Loans held-for-sale (2)                                               2,417                   -                 -            2,417
Investment securities                                                66,410               5,867             1,532           73,809
Interest-bearing deposits in other banks                              1,078                   -                 -            1,078
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  1,734,701             805,959           289,548        2,830,208
-----------------------------------------------------------------------------------------------------------------------------------
Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits                   166,353                   -           308,941          475,294
Savings deposits                                                     55,188                   -           141,383          196,571
Retail time deposits                                                460,944              54,652             1,312          516,908
Jumbo certificates of deposit                                        98,581                 177                 -           98,758
Brokered certificates of deposit                                    163,571                   -            85,635          249,206
FHLB advances                                                       747,901             141,579             8,800          898,280
Trust preferred borrowings                                           67,011                   -                 -           67,011
Other borrowed funds                                                 83,204              25,000            61,665          169,869
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  1,842,753             221,408           607,736        2,671,897
-----------------------------------------------------------------------------------------------------------------------------------
(Deficiency) excess of interest-rate sensitive                  $  (108,052)           $584,551         $(318,188)       $ 158,311
   assets over interest-rate liabilities
   ("interest-rate sensitive gap")
-----------------------------------------------------------------------------------------------------------------------------------
One-year interest-rate sensitive assets/                              94.14%
   Interest-rate sensitive liabilities
One-year interest-rate sensitive gap as a
   Percent of total assets                                             (3.38)%

(1)  Includes commercial mortgage, construction, and residential mortgage loans.
(2)  Loan balances exclude deferred fees and costs.

         Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling rates, a positive gap would result in a decrease in net interest income while a negative gap would augment net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the rate period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as we adjust our interest-sensitivity position throughout the year.

         To provide a more accurate position of our one-year gap, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of our deposit accounts, that 35% of money market and 13% of interest-bearing demand deposits are sensitive to interest rate changes and that 22% to 36% of savings deposits are sensitive to interest rate changes. Accordingly, these interest-sensitive portions are classified in the less than one-year category with the remainder in the over five-year category.

         Deposit rates other than time deposit  rates are variable,  and changes
in  deposit  rates  are  generally   subject  to  local  market  conditions  and
management's discretion and are not indexed to any particular rate.

REVERSE MORTGAGES

         We hold an investment in reverse mortgages of $2.0 million at December 31, 2007 representing a participation in reverse mortgages with a third party.

         Reverse mortgage loans are contracts that require the lender to make monthly advances throughout the borrower's life or until the borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower's residence.

         We account for our  investment in reverse  mortgages by estimating  the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from the maturity of these mortgage loans can result in significant volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2007, we earned $2.0 million in interest income on reverse mortgages as compared to $684,000 in 2006 and $678,000 in 2005.

         The projected cash flows depend on assumptions about life expectancy of the mortgagee and the future changes in collateral values. Projecting the changes in collateral values is the most significant factor impacting the volatility of reverse mortgage values. Our current assumptions include a short-term annual appreciation rate of -8.0% in the first year, and a long-term annual appreciation rate of 0.5% in future years. If the long-term appreciation rate was increased to 1.5%, the resulting impact on income would have been $106,000. Conversely, if the long-term appreciation rate was decreased to -0.5%, the resulting impact on income would have been $(89,000).

         We also hold $12.4 million in BBB+ rated mortgage-backed securities classified as trading and options to acquire up to 49.9% of Class "O" Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned. At the time of the securitization, the third-party securitizer retained 100% of the Class "O" Certificates from the securitization. These Class "O" Certificates have no priority over other classes of Certificates under the Trust and no distributions will be made on the Class "O" Certificates until, among other conditions, the principal amount of each other class of notes has been reduced to zero. The underlying assets, the reverse mortgages, are very long-term assets. Therefore, any cash flow that might inure to the holder of the Class "O" Certificates is not expected to occur until many years in the future. Additionally, we can exercise our option on 49.9% of the Class "O" Certificates in up to five separate increments for an aggregate purchase price of $1.0 million any time between January 1, 2004 and the termination of the Securitization Trust. The option to purchase the Class "O" Certificates does not meet the definition of a derivative under SFAS No. 133, Accounting for Derivative and Hedging Activities and is carried in our financial statements at cost.

         During 2006, we formed a new reverse mortgage initiative. While our activity during the past two years has been limited to acting as a correspondent for these loans, it is our intention to originate and underwrite our own reverse mortgages in the future. We expect to sell most of these loans and do not intend to hold them in our portfolio. These reverse mortgages are government approved and insured.


NONPERFORMING ASSETS

         Nonperforming assets, which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure, can negatively affect our results of operations. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

         The following table sets forth our nonperforming assets and past due loans at the dates indicated:

December 31,                                              2007      2006      2005      2004      2003
--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Nonaccruing loans:
  Commercial                                            $17,187   $ 1,282   $   925   $ 1,595   $ 1,549
  Consumer                                                  835       557       155       291       240
  Commercial mortgages                                    3,873       500       727       909       941
  Residential mortgages                                   2,417     1,493     1,567     1,601     2,513
  Construction                                            6,794         -        36         -         -

Total nonaccruing loans                                  31,106     3,832     3,410     4,396     5,243
Assets acquired through foreclosure                         703       388        59       217       301

Total nonperforming assets                              $31,809   $ 4,220   $ 3,469   $ 4,613   $ 5,544


Past due loans:
  Residential mortgages                                 $   388   $   219   $   327   $   703   $   915
  Commercial and commercial mortgages                        14         3      --        --         129
  Consumer                                                  173        29        59       104       148

Total past due loans                                    $   575   $   251   $   386   $   807   $ 1,192


Ratio of nonaccruing loans to total loans (1)              1.38%     0.19%     0.19%     0.28%     0.40%
Ratio of allowance for loan losses to gross loans (1)      1.12%     1.34%     1.41%     1.56%     1.69%
Ratio of nonperforming assets to total assets              0.99%     0.14%     0.12%     0.18%     0.25%
Ratio of loan loss allowance to nonaccruing loans (2)     78.80%   705.32%   709.47%   524.05%   421.91%

(1)  Total loans exclude loans held-for-sale.
(2)  The applicable allowance represents general valuation allowances only.

   Total nonperforming assets increased $27.6 million during 2007. As a result, nonperforming assets as a percentage of total assets increased from 0.14% at December 31, 2006 to 0.99% at December 31, 2007. This increase results primarily from two large lending relationships being placed on nonaccrual during 2007. The first is a $10.3 million lending relationship consisting of $7.0 million in construction loans and $3.3 million in commercial mortgages. We charged-off $1.4 million against this relationship during the fourth quarter of 2007. The second is an asset-based loan for $18.7 million that was subsequently sold in March 2008 at a loss. The amount of this loss has been charged against this loan as of December 31, 2007. Based on the sale, we charged-off $3.7 million from our allowance for loan losses at December 31, 2007. The relationship also included unused letters of credit amounting to $475,000. We increased our contingency reserve for losses on the letters of credit associated with this relationship by $184,000 at December 31, 2007.

         The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

Year Ended December 31,              2007             2006             2005
--------------------------------------------------------------------------------
(In Thousands)
Beginning balance                $  4,220         $  3,469         $  4,613
  Additions                        37,017            5,697            5,062
  Collections                      (3,029)          (3,916)          (4,467)
  Transfers to accrual               (295)            (453)            (398)
  Charge-offs/write-downs          (6,104)            (577)          (1,341)
--------------------------------------------------------------------------------
Ending balance                   $ 31,809         $  4,220         $  3,469
--------------------------------------------------------------------------------


Allowance for Loan Losses. We maintain allowances for credit losses and charge losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant judgement reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

          We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

          Specific reserves are established for certain loans in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss has been incurred.

          The formula allowances for commercial and commercial real estate loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For low risk commercial and commercial real estate loans the portfolio is pooled, based on internal risk grade, and estimates are based on a ten-year net charge-off history. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the probability of loss should default occur. Loss adjustment factors are applied based on criteria discussed below. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.

         Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are based on a ten-year net charge-off history. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the estimated duration of the pool multiplied by the pool balances. These separate risk pools are assigned a reserve for losses based upon this historical loss information and loss adjustment factors.

         Historical loss adjustment factors are based upon our evaluation of various current conditions including those listed below:

o    General economic and business conditions affecting our key lending areas,
o    Credit quality trends,
o    Recent loss experience in particular segments of the portfolio,
o    Collateral values and loan-to-value ratios,
o    Loan volumes and concentrations, including changes in mix,
o    Seasoning of the loan portfolio,
o    Specific industry conditions within portfolio segments,
o    Bank regulatory examination results, and
o Other factors, including changes in quality of the loan origination, servicing and risk management processes.

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses. We also give consideration to the results of these regulatory agency examinations.

         During 2007, the provision for loan losses were affected by: (1) our continued significant loan growth; (2) migration of certain loans toward lower credit grades as we continue to assess our exposure in the current lending environment; partially offset by (3) a lower level of estimated losses resulting from an improvement in the methodology for estimating loan losses using historical data adjusted for current conditions and trends. The improvement in this methodology resulted in a reduction of approximately $6.8 million, net, from the estimate previously used.

         The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

                                      Year Ended December 31,                    2007         2006     2005        2004     2003
 -----------------------------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
 Beginning balance                                                            $27,384      $25,381  $24,222     $22,386   $21,452
 Provision for loan losses                                                      5,021        2,738    2,582       3,217     2,550

 Charge-offs:
 Residential real estate                                                           41          75        90         222      329
 Commercial real estate (1)                                                     1,398           -       104         148        -
 Commercial                                                                     4,379         470     1,048         656      827
 Overdrafts (2)                                                                 1,441         607         -           -        -
 Consumer                                                                         790         483       631         817      860
 ----------------------------------------------------------------------------------------------------------------------------------
 Total charge-offs                                                              8,049       1,635     1,873       1,843    2,016
 ----------------------------------------------------------------------------------------------------------------------------------


 Recoveries:
 Residential real estate                                                           11          14        59          32        -
 Commercial real estate (1)                                                       127         170        42           -      202
 Commercial                                                                       173         343       209         335       79
 Overdrafts (2)                                                                   446         217         -           -        -
 Consumer                                                                         139         156       140          95      119
 ----------------------------------------------------------------------------------------------------------------------------------
 Total recoveries                                                                 896         900       450         462      400
 ----------------------------------------------------------------------------------------------------------------------------------

 Net charge-offs                                                                7,153         735     1,423       1,381    1,616
 ----------------------------------------------------------------------------------------------------------------------------------
 Ending balance                                                               $25,252     $27,384   $25,381     $24,222  $22,386
 ----------------------------------------------------------------------------------------------------------------------------------

 Net charge-offs to average gross loans
 outstanding, net of unearned income                                             0.34%       0.04%     0.09%       0.10%     0.13%
 ----------------------------------------------------------------------------------------------------------------------------------

(1)  Includes commercial mortgage and construction loans.
(2) Prior to April 2006, overdraft charge-offs/recoveries were recognized in other operating expense.

         The allowance for loan losses is allocated by major portfolio type. As these portfolios have developed, they have become a source of historical data in projecting delinquencies and loss exposure; however, such allocations are not a guarantee of where future losses may occur. While we have allocated the allowance for loan losses by portfolio type in the following table, the entire reserve is available for any loan portfolio to utilize. The allocation of the allowance for loan losses by portfolio type at the end of each of the last five fiscal years, and the percentage of outstanding loans in each category to total gross outstanding, at such dates follow:

  December 31,                              2007               2006                2005                2004              2003
  ----------------------------------------------------------------------------------------------------------------------------------
                                       Amount  Percent    Amount  Percent     Amount  Percent     Amount  Percent    Amount Percent
  ----------------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Residential real estate             $ 1,304   19.8%    $ 1,645   23.1%     $ 1,632   25.4%     $ 1,468   28.1%    $ 2,736   34.6%
  Commercial real estate               12,151   32.9%     11,343   32.5%      10,978   32.7%       9,211   34.6%      8,338   29.3%
  Commercial                            8,088   35.0%     11,019   31.5%       9,471   28.3%      10,456   23.7%      8,368   22.0%
  Consumer                              3,709   12.3%      3,377   12.9%       3,300   13.6%       3,087   13.6%      2,944   14.1%
  ----------------------------------------------------------------------------------------------------------------------------------
  Total                               $25,252  100.0%     $27,384 100.0%     $25,381  100.0%     $24,222  100.0%    $22,386   100.0%
  ----------------------------------------------------------------------------------------------------------------------------------


LIQUIDITY

         We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2007, net loan growth resulted in the use of $221.2 million in cash. The loan growth was primarily the result of our continued success increasing corporate and small business lending. We expect this trend to continue. While our loan-to-deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings and deposit growth.

         As a financial institution, we have ready access to several sources of funding. Among these are:

     o    Deposit growth,
     o    Borrowing from the FHLB,
     o    The brokered deposit market,
     o    Other borrowings such as repurchase agreements,
     o    Cash flow from securities, loan sales and repayments, and
     o    Our ability to generate positive cash flows from our operations.

         Our current branch expansion and renovation program is focused on expanding our retail footprint in Delaware and attracting new customers to provide additional deposit growth. Customer deposit growth was strong, equaling $135.5 million, or 10%, during 2007.

         Our portfolio of high-quality, liquid investments, primarily short-duration AAA-rated, mortgage-backed securities and Agency notes also provide a source of cash flow to meet current cash needs. If needed, portions of this portfolio, as well as portions of the loan portfolio, could be sold to provide cash to fund new loans. During the year ended December 31, 2007, $32.7 million in cash was provided by operating activities.

         We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. As part of the liquidity management process, we also monitor our available wholesale funding capacity. At December 31, 2007, we had $294.6 million in funding capacity at the Federal Home Loan Bank of Pittsburgh and $551.2 million in estimated funding capacity in brokered deposits. Liquidity risk management is a primary area of focus for us and is subject to examination by the OTS.

         We have not used and have no intention of using any significant off balance sheet financing arrangement for liquidity management purposes. Our financial instruments with off balance sheet risk are limited to obligations to fund loans to customers pursuant to existing commitments, obligations of letters of credit and an interest rate cap which limits the interest rate exposure on $50.0 million of trust preferred floating rate debt. In addition, we have not had and have no intention to have any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect our liquidity or capital resources.


CAPITAL RESOURCES

         Federal laws, among other things, require the OTS to mandate uniformly applicable capital standards for all savings institutions. These standards currently require institutions such as us to maintain a "tangible" capital ratio equal to 1.5% of adjusted total assets, "core" (or "leverage") capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of "risk-weighted" assets and total "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets.

         The Federal Deposit Insurance Corporation Improvement Act (FDICIA), as well as other requirements, established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized and critically under- capitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

         At December 31, 2007, we are classified as well-capitalized, the highest regulatory defined level, and in compliance with all regulatory capital requirements. Additional information concerning our regulatory capital compliance is included in Note 10 to the Consolidated Financial Statements.

         Since  1996,  the  Board  of  Directors  has  approved   several  stock
repurchase programs to acquire common stock outstanding. As part of these programs, we acquired approximately 564,100 shares in 2007 and 103,400 shares in 2006. At December 31, 2007, we held 9.5 million shares of our common stock as treasury shares. We intend to continue repurchasing shares depending on stock price and alternative uses of capital. At December 31, 2007, we had 579,500 shares remaining under our current share repurchase authorization.


OFF BALANCE SHEET ARRANGEMENTS

         We have no off balance sheet arrangements that currently have, or are reasonably likely to have, a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Additional information concerning our off balance sheet arrangements is included in Note 14 to the Consolidated Financial Statements.


CONTRACTUAL OBLIGATIONS

                  At December 31, 2007, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 7, 9 and 14 to the Consolidated Financial Statements for further discussion.

                                                                        Less than                                         More than
                                                             Total         1 Year        1-3 Years       3-5 Years          5 Years
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Operating lease obligations                             $   44,137     $    4,562         $  8,427         $ 7,417          $23,731
Long-term debt obligations                                 965,291        577,900          278,079          42,301           67,011
Data processing contracts                                    8,352          3,848            4,493              11                -
Credit obligations                                         586,252        586,252                -               -                -
------------------------------------------------------------------------------------------------------------------------------------
Total                                                   $1,604,032     $1,172,562         $290,999         $49,729          $90,742
------------------------------------------------------------------------------------------------------------------------------------


IMPACT OF INFLATION AND CHANGING PRICES

         Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration of the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or the same extent as the price of goods and services.


RECENT LEGISLATION

         In February 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). This legislation merged the Bank Insurance Fund and the Savings Association Insurance Fund into one fund, increased insurance coverage for retirement accounts to $250,000, adjusted the maximum deposit insurance for inflation after March 31, 2010 and gave the FDIC greater flexibility in setting insurance assessments. As part of the FDIRA-2005, the Bank had been granted a one-time credit of $1.0 million for utilization against future FDIC insurance premiums. During 2007, we used $709,000 of this credit to offset premiums.


CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these Financial Statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, contingencies (including indemnifications), and deferred taxes. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgements on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The   following  are  critical   accounting   policies  that  involve  more
significant judgements and estimates:

Allowance for Loan Losses

We maintain allowances for credit losses and charge losses to these allowances when realized. The determination of the allowance for loan losses requires significant judgement reflecting our best estimate of probable loan losses related to specifically identified loans as well as those in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios, with consideration given to evaluations resulting from examinations performed by regulatory authorities.

Contingencies (Including Indemnifications)

         In the ordinary course of business, we are subject to legal actions, which involve claims for monetary relief. Based upon information presently available to us and our counsel, it is our opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on our results of operations.

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

Deferred Taxes

         We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have assessed our valuation allowances on deferred income taxes resulting from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.


RECENT ACCOUNTING PRONOUNCEMENTS

         In  September   2006,   the  FASB  issued  SFAS  No.  157,  Fair  Value
Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 will have a material impact on our Consolidated Financial Statements in 2008.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This will become effective for us on January 1, 2008. We do not believe the adoption of SFAS 159 will have a material impact on our Consolidated Financial Statements in 2008.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). This Statement changes the requirements for an acquirer's recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We have not yet determined whether there will be a material impact on our Consolidated Financial Statements upon adoption.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 (SFAS 160). This Statement requires (i) that noncontrolling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We do not believe the adoption of SFAS 160 will have a material impact on our Consolidated Financial Statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

      Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure required to be performed by the Office of Thrift Supervision (OTS)-regulated institutions is the test specified by OTS Thrift Bulletin No. 13A, Management of Interest Rate Risk, Investment Securities and Derivatives Activities. This test measures the impact on the net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of the net present value of assets. The following table is the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value at the specified levels at December 31, 2007 and 2006, calculated in compliance with Thrift Bulletin No. 13A:

     December 31,                         2007                                 2006
     -------------------------------------------------------   -----------------------------------
       Change in           % Change in                            % Change in
     Interest Rate        Net Interest         Net Portfolio     Net Interest      Net Portfolio
     (Basis                 Margin (1)            Value (2)        Margin (1)          Value (2)
     Points)
     ---------------------------------------------------------------------------------------------
         +300                  +2%                9.70%              -1%              7.89%
         +200                  +2%               10.27%              -1%              8.46%
         +100                  +1%               10.72%               0%              8.99%
            0                   0%               11.01%               0%              9.66%
         -100                  -1%               11.04%              +2%              9.03%
         -200                  -2%               11.10%              +1%              9.04%
           (3)
         -300                  -4%               11.25%              -1%              8.91%
           (3)

(1) The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate environment changes.

(2) Our net portfolio value in a stable interest rate environment and the net portfolio value as projected under the various rate environment changes.

(3)  Sensitivity  indicated by a decrease of 200 and 300 basis points may not be
     particularly   meaningful   at  December   31,  2007  and  2006  given  the
     historically low absolute level of interest rates at these dates.

         Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. We rely primarily on our asset/liability structure to control interest rate risk.

         We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DISCLOSURES
-----------------------------------------------------------

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WSFS Financial Corporation:

We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement No. 123(revised), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective January 1, 2006, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January 1, 2007.




/s/ KPMG LLP
--------------------------
Philadelphia, Pennsylvania
March 17, 2008

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,                                                                2007               2006                2005
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans                                                         $159,512           $143,629            $105,639
Interest on mortgage-backed securities                                               24,237             28,444              25,687
Interest and dividends on investment securities                                       1,353              1,884               2,580
Interest on investments in reverse mortgages                                          2,007                684                 678
Other interest income                                                                 2,368              2,536               1,438
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    189,477            177,177             136,022
-----------------------------------------------------------------------------------------------------------------------------------

Interest expense:
Interest on deposits                                                                 57,311             42,707              21,690
Interest on Federal Home Loan Bank advances                                          38,561             45,878              30,659
Interest on federal funds purchased and securities
     sold under agreements to repurchase                                              3,153              3,790               4,089
Interest on trust preferred borrowings                                                4,753              5,053               5,292
Interest on other borrowings                                                          3,690              1,850                 650
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    107,468             99,278              62,380
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                  82,009             77,899              73,642
Provision for loan losses                                                             5,021              2,738               2,582
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                  76,988             75,161              71,060
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
Credit/debit card and ATM income                                                     19,750             18,835              15,049
Deposit service charges                                                              15,419             12,250              10,091
Investment advisory income                                                            2,465              2,399               2,519
Loan fee income                                                                       2,384              1,824               1,999
Bank-owned life insurance income                                                      2,269              3,976               2,003
Mortgage banking activities, net                                                        217                225                 391
Securities gains (losses)                                                                82            (1,981)               (605)
Non-recurring gains, net                                                              1,979                  -                   -
Other income                                                                          3,601              2,777               3,206
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     48,166             40,305              34,653
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest expenses:
Salaries, benefits and other compensation                                            43,662             39,369              35,172
Occupancy expense                                                                     8,280              5,508               5,168
Equipment expense                                                                     5,616              4,393               3,879
Data processing and operations expense                                                4,062              3,511               3,465
Marketing expense                                                                     3,911              2,713               2,745
Professional fees                                                                     2,662              2,070               2,416
Other operating expenses                                                             13,838             11,750              10,032
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     82,031             69,314              62,877
-----------------------------------------------------------------------------------------------------------------------------------
Income before minority interest and taxes                                            43,123             46,152              42,836
Less minority interest                                                                    -                 51                 133
-----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                                  43,123             46,101              42,703
Income tax provision                                                                 13,474             15,660              14,847
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $29,649            $30,441             $27,856
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
Basic                                                                                $4.69               $4.59              $4.10
Diluted                                                                              $4.55               $4.41              $3.89

  The accompanying notes are an integral part of these Financial Statements.

CONSOLIDATED STATEMENT OF CONDITION

Year Ended December 31,                                                                2007            2006
--------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks                                                          $     83,936    $     73,989
Cash in non-owned ATMs                                                                182,523         166,092
Federal funds sold                                                                          -           1,500
Interest-bearing deposits in other banks                                                1,078             243
--------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                   267,537         241,824
Investment securities held-to-maturity  (fair value: 2007-$1,498; 2006-$4,252)          1,516           4,219
Investment securities available-for-sale including reverse mortgages                   26,756          50,272
Mortgage-backed securities-available-for-sale                                         484,428         504,347
Mortgage-backed securities-trading                                                     12,364          12,364
Loans held-for-sale                                                                     2,404             919
Loans, net of allowance for loan losses of $25,252 at December 31, 2007
     and $27,384 at December 31, 2006                                               2,231,576       2,018,822
Bank-owned life insurance                                                              57,551          55,282
Stock in Federal Home Loan Bank of Pittsburgh, at cost                                 45,537          39,872
Assets acquired through foreclosure                                                       703             388
Premises and equipment                                                                 34,851          30,218
Accrued interest receivable and other assets                                           34,965          38,869
--------------------------------------------------------------------------------------------------------------
Total assets                                                                     $  3,200,188    $  2,997,396
--------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing demand                                                   $    290,424    $    276,338
    Interest-bearing demand                                                           171,363         146,719
    Money market                                                                      303,931         246,645
    Savings                                                                           196,571         226,853
    Time                                                                              366,717         326,009
    Jumbo certificates of deposit - customer                                          150,191         121,142
--------------------------------------------------------------------------------------------------------------
          Total customer deposits                                                   1,479,197       1,343,706
    Other jumbo certificates of deposit                                                98,758         111,388
    Brokered deposits                                                                 249,206         301,254
--------------------------------------------------------------------------------------------------------------
           Total deposits                                                           1,827,161       1,756,348

Federal funds purchased and securities sold under agreements to repurchase             75,000          73,400
Federal Home Loan Bank advances                                                       898,280         784,028
Trust preferred borrowings                                                             67,011          67,011
Other borrowed funds                                                                   94,869          78,240
Accrued interest payable and other liabilities                                         26,537          26,256
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   2,988,858       2,785,283
--------------------------------------------------------------------------------------------------------------

Minority Interest                                                                           -              54

Stockholders' Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized;
     none issued and outstanding                                                            -               -
Common stock $.01 par value, 20,000,000 shares authorized; issued 15,673,865
     at December 31, 2007 and 15,584,580 at December 31, 2006                             157             156
Capital in excess of par value                                                         83,077          81,580
Accumulated other comprehensive loss                                                   (3,861)         (8,573)
Retained earnings                                                                     376,682         347,448
Treasury stock at cost, 9,507,069 shares at December 31, 2007 and 8,942,969
     shares at December 31, 2006                                                     (244,725)       (208,552)
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            211,330         212,059
--------------------------------------------------------------------------------------------------------------
Total liabilities, minority interest and stockholders' equity                    $  3,200,188    $  2,997,396
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these Financial Statements.

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                              Accumulated
                                                               Capital in           Other                                    Total
                                                     Common     Excess of   Comprehensive    Retained      Treasury  Stockholders'
                                                      Stock     Par Value            Loss    Earnings         Stock         Equity
(In Thousands)
Balance, December 31, 2004                            $ 152       $68,327         $(3,385)   $293,054     $(161,845)      $196,303
Comprehensive income:
    Net income                                            -             -               -      27,856             -         27,856
    Other comprehensive loss (1)                          -             -          (6,583)          -             -         (6,583)
                                                                                                                   ----------------
Total comprehensive income                                                                                                  21,273
                                                                                                                   ----------------
Cash dividend, $0.27 per share                            -             -               -      (1,845)            -         (1,845)
Issuance of common stock,
    including proceeds from exercise
    of common stock options                               2         3,120               -           -             -          3,122
Treasury stock at cost, 712,300 shares (2)                -           276               -           -       (40,104)       (39,828)
Tax benefit from exercises of
    common stock options                                  -         2,950                           -             -          2,950
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                            $ 154       $74,673         $(9,968)   $319,065     $(201,949)      $181,975
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
    Net income                                            -             -               -      30,441             -         30,441
    Other comprehensive income (1)                        -             -           1,956           -             -          1,956
                                                                                                                   ----------------
Total comprehensive income                                                                                                  32,397
                                                                                                                   ----------------
Adjustment to initially apply FASB                        -             -            (561)          -             -           (561)
    Statement No. 158, net of tax  $(344)
Cash dividend, $0.31 per share                            -             -               -      (2,058)            -         (2,058)
Issuance of common stock,
    including proceeds from exercise of
    common stock options                                  2         4,610               -           -             -          4,612
Treasury stock at cost, 103,400 shares                    -             -               -           -        (6,603)        (6,603)
Issuance of restricted stock                              -           286               -           -             -            286
Tax benefit from exercises of
    common stock options                                  -         2,011               -           -             -          2,011
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                            $ 156       $81,580         $(8,573)   $347,448     $(208,552)      $212,059
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
    Net income                                            -             -               -      29,649             -         29,649
    Other comprehensive income (1)                        -             -           4,712           -             -          4,712
                                                                                                                   ----------------
Total comprehensive income                                                                                                  34,361
                                                                                                                   ----------------
Cumulative effect of change in accounting                 -             -               -       1,988             -          1,988
    principle related to the adoption of
FIN 48
Cash dividend, $0.38 per share                            -             -               -     (2,403)             -        (2,403)
Issuance of common stock,
    including proceeds from exercise of
    common stock options                                  1         3,704               -           -             -          3,705
Treasury stock at cost, 564,100 shares                    -             -               -           -       (36,173)       (36,173)
Issuance of restricted stock                              -           230               -           -             -            230
Tax liability from exercises of
    common stock options                                  -        (2,437)              -           -             -         (2,437)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2007                             $157       $83,077         $(3,861)   $376,682     $(244,725)      $211,330
-----------------------------------------------------------------------------------------------------------------------------------


     (1)  Other Comprehensive Income:                                                              2007          2006          2005
     -------------------------------------------------------------------------------------------------------------------------------
        Net unrealized holding gains (losses) on securities available-for-sale arising           $4,657       $   426       $(7,407)
        during the
            period,  net of taxes  (2007-$2,855;  2006 - $261;  2005 - $(4,540))
        Actuarial gain reclassified to periodic cost,
            net of income taxes of  $42                                                              68             -             -
        Transition obligation reclassified to periodic cost,
            net of income taxes of  $23                                                              38             -             -
        Net unrealized holding gains arising during the period on derivatives
            net of taxes (2007 - $0;  2006 - $163;  2005 - $241)                                      -           302           449
        Reclassification for losses (gains) included in income,  net of taxes (2007-$(31);
            2006 - $753; 2005 - $230)                                                              (51)         1,228           375
     -------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income (loss)                                                     $4,712        $1,956       $(6,583)
     -------------------------------------------------------------------------------------------------------------------------------

     (2) Net of reissuance of 7,200 shares.

     The accompanying notes are an integral part of these Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

 Year Ended December 31,                                                                2007         2006         2005
-----------------------------------------------------------------------------------------------------------------------
 (In Thousands)
 Operating activities:
 Net income                                                                        $  29,649    $  30,441    $  27,856
 Adjustments to reconcile net income to net cash provided by
      (used for) operating activities:
       Provision for loan losses                                                       5,021        2,738        2,582
       Depreciation, accretion and amortization                                        4,930        4,507        5,440
       Decrease (increase) in accrued interest receivable and other assets             1,142       (3,066)      (1,952)
       Origination of loans held-for-sale                                            (27,160)     (23,914)     (37,222)
       Proceeds from sales of loans held-for-sale                                     25,362       21,406       38,722
       Gain on mortgage banking activity                                                (217)        (224)         (84)
       Gain on sale of credit card portfolio                                            (882)           -            -
       Gain on sale of former headquarters building                                   (1,093)           -            -
       (Gain) loss on sale of investments                                                (82)       1,981          605
       Stock-based compensation expense, net of tax benefit recognized                 1,222        1,153            -
       Excess tax liability (benefit) from share-based payment arrangements            2,437       (2,011)           -
       Minority interest in net income                                                     -           51          133
       (Decrease) increase in accrued interest payable and other liabilities          (3,328)       4,380        6,031
       (Gain) loss on sale of assets acquired through foreclosure                        (20)          41         (137)
       Increase in value of bank-owned life insurance                                 (2,269)      (3,976)      (2,003)
       Increase in capitalized interest, net                                          (2,007)      (1,097)        (678)
-----------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                            32,705       32,410       39,293
-----------------------------------------------------------------------------------------------------------------------

 Investing activities:
       Maturities of investment securities                                            41,893       13,569        6,990
       Sales of investment securities available-for-sale                                   -       10,991       60,454
       Purchases of investment securities available-for-sale                         (13,986)     (20,718)     (26,744)
       Sales of mortgage-backed securities available-for-sale                          2,690       49,412            -
       Repayments of mortgage-backed securities held-to-maturity                           -            -            4
       Repayments of mortgage-backed securities available-for-sale                    77,328      102,255      112,395
       Purchases of mortgage-backed securities available-for-sale                    (52,507)     (47,721)    (220,816)
       Repayments on reverse mortgages                                                 3,532        1,347          177
       Disbursements for reverse mortgages                                            (2,964)        (476)        (393)
       Purchase of Cypress Capital Management, LLC                                      (240)        (466)        (452)
       Purchase of ATM vault cash business                                              (440)           -            -
       Sales of loans                                                                    909       11,379          688
       Purchases of loans                                                             (2,656)      (9,600)     (15,831)
       Payment of bank-owned life insurance                                                -        2,887            -
       Net increase in loans                                                        (221,179)    (246,432)    (228,758)
       Net (increase) decrease  in stock of Federal Home Loan Bank of Pittsburgh      (5,665)       6,421       (2,347)
       Sales of assets acquired through foreclosure, net                                 120           80          683
       Purchase of land                                                                    -            -         (925)
       Sale of real estate held-for-investment                                             -            -        5,296
       Sale of credit card portfolio                                                   6,295            -            -
       Sale of former headquarters building                                            2,436            -            -
       Deferred gain on sale of partnership interest                                   1,335            -            -
       Investment in real estate partnership                                           1,172           24       (1,196)
       Premises and equipment, net                                                    (9,181)     (10,750)      (4,202)
-----------------------------------------------------------------------------------------------------------------------
 Net cash used for investing activities                                             (171,108)    (137,798)    (314,977)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

                                                        (Continued on next page)

Year Ended December 31,                                                          2007           2006           2005
---------------------------------------------------------------------------------------------------------------------
(In Thousands)
Financing activities:
   Net increase in demand and saving deposits                            $     82,363    $    56,803    $   125,297
   Net increase in time deposits                                                4,256        294,365         87,875
   Net increase (decrease) in securities sold
        under agreement to repurchase                                           1,600         (9,750)       (48,955)
   Receipts of FHLB advances                                               31,427,417      8,796,661      7,789,201
   Repayments of FHLB advances                                            (31,313,165)    (9,021,354)    (7,617,543)
   Redemption of Trust  Preferred Securities                                        -              -        (51,547)
   Issuance of Pooled Floating Rate Capital Securities                              -              -         67,011
   Dividends paid on common stock                                              (2,404)        (2,058)        (1,845)
   Issuance of common stock and exercise of common stock options                2,713          3,355          6,348
   Excess tax (liability) benefit from share-based payment arrangements        (2,437)         2,011              -
   Purchase of treasury stock, net of re-issuance                             (36,173)        (6,603)       (40,104)
   Decrease in minority interest                                                  (54)          (203)          (166)
                                                                         ------------    -----------    -----------
   Net cash provided by financing activities                                  164,116        113,227        315,572
                                                                         ------------    -----------    -----------
   Increase in cash and cash equivalents from continuing operations            25,713          7,839         39,888
   Net cash provided by operating activities of discontinued operations             -             14          1,141
   Net cash provided by (used for) investing activities of
        discontinued operations                                                     -             20            (87)
   Cash and cash equivalents at beginning of period                           241,824        233,951        193,009
                                                                         ------------    -----------    -----------
   Cash and cash equivalents at end of period                            $    267,537    $   241,824        233,951
                                                                         ------------    -----------    -----------

Supplemental Disclosure of Cash Flow Information:

   Cash paid in interest during the year                                 $    105,969    $    98,142    $    58,080
   Cash paid for income taxes, net                                             18,056         13,597         10,151
   Cash refunded for taxes of discontinued operations, net                          -              -            (45)
   Loans transferred to assets acquired through foreclosure                       415            450            388
   Net change in other comprehensive income                                     4,712          1,395         (6,583)
   Transfer of loans held for sale to loans                                       333          2,129          1,378
   Transfer of building to real estate held-for-investment                          -              -          1,878

  The accompanying notes are an integral part of these Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         WSFS Financial Corporation ("the Company," "our Company," "we," "our" or "us") is a thrift holding company organized under the laws of the State of Delaware. Our principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB ("WSFS Bank" or the "Bank"), is a federal savings bank organized under the laws of the United States which, at December 31, 2007, serves customers from its main office, 29 retail banking offices, loan production offices and operations centers located in Delaware, southeastern Pennsylvania and Virginia.

         In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The material estimates that are particularly susceptible to significant changes in the near term relate to the allowance for loan losses for impaired loans and the remainder of the loan portfolios, investment in reverse mortgages, contingencies (including indemnifications) and income taxes.

         Basis of Presentation

           The Consolidated Financial Statements include the accounts of the parent company, Montchanin Capital Management, Inc. (Montchanin) and its wholly-owned subsidiary, Cypress Capital Management, LLC (Cypress), WSFS Bank and its wholly-owned subsidiary, WSFS Investment Group, Inc. WSFS Investment Group, Inc. markets various third-party insurance and securities products to Bank customers through WSFS' retail banking system. Montchanin was formed to provide asset management products and services. In January 2005, 2006 and 2007, Montchanin increased its ownership in Cypress, a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions, to 80%, 90% and 100%, respectively.

         WSFS Capital Trust III ("the Trust") is an unconsolidated affiliate of ours, and was formed in 2005 to issue $67.0 million aggregate principle amount of Pooled Floating Rate Capital Securities. The proceeds from this issue were used to fund the redemption of $51.5 million of Floating Rate WSFS Capital Trust I Preferred Securities (formerly WSFS Capital Trust I). The Trust invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in Junior Subordinated Debentures of the Corporation.


         Certain reclassifications have been made to the prior years' Financial Statements to conform them to the current year's presentation. All significant intercompany transactions are eliminated in consolidation.

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash, cash in non-owned ATMs, cash due from banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds are purchased and sold for periods ranging up to 90 days.

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

         Debt and equity securities include mortgage-backed securities, municipal bonds, U.S. Government and agency securities and certain equity securities. Premiums and discounts on debt and equity securities held-to-maturity and available-for-sale are recognized in interest income using a level yield method over the period to expected maturity. The fair value of debt and equity securities is primarily obtained from third-party pricing services. Implicit in the valuation are estimated prepayments based on historical and current market conditions.

         Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Management is required to use its judgement to determine impairment in certain circumstances. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.

         Investment in Reverse Mortgages

         We account for our investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission
(SEC) entitled "Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts," which requires grouping the individual reverse mortgages into "pools" and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, we must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Because of this quasi-market-value based accounting, the recorded value of reverse mortgage assets can result in significant volatility associated with estimations. As a result, income recognition can vary significantly from reporting period to reporting period.

         Loans

         Loans are stated net of deferred fees and costs and unearned discounts. Loan interest income is accrued using various methods that approximate a constant yield. Loan origination and commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.

         A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. Impaired loans include loans within our commercial, commercial mortgage, commercial construction, residential mortgages and consumer portfolios. Our policy for recognition of interest income on impaired loans is the same as for nonaccrual loans discussed below.

         Nonaccrual Loans

         Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is contractually past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e. - brought current with respect to principal or interest or restructured) and the paying capacity of the borrower or the underlying collateral is deemed sufficient to cover principal and interest in accordance with our previously established loan-to-value policies.

         Allowances for Loan Losses

         We maintain allowances for credit losses and charge losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant judgement reflecting management's best estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan portfolio. Management's evaluation is based upon a review of these portfolios.

         Management establishes the loan loss allowance in accordance with guidance provided by the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans, formula allowances for commercial and commercial real estate loans, and allowances for pooled homogenous loans.

         Specific reserves are established for certain loans in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss has been incurred.

         The formula allowances for commercial and commercial real estate loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For low risk commercial and commercial real estate loans the portfolio is pooled, based on internal risk grade, and estimates are based on a ten-year net charge-off history. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the probability of loss should default occur. Loss adjustment factors are applied based on criteria discussed below. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.

         Pooled loans are loans that are usually smaller, not-individually-graded and homogeneous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are based on a ten-year net charge-off history. The average loss allowance per homogeneous pool is based on the product's average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are assigned a reserve for loss based upon this historical loss information and loss adjustment factors.

         Historical  loss  adjustment   factors  are  based  upon   management's
evaluation of various current conditions, including those listed below:

     o General economic and business conditions affecting WSFS' key lending areas,
     o    Credit quality trends,
     o    Recent loss experience in particular segments of the portfolio,
     o    Collateral values and loan-to-value ratios,

     o    Loan volumes and concentrations, including changes in mix,
     o    Seasoning of the loan portfolio,
     o    Specific industry conditions within portfolio segments,
     o    Bank regulatory examination results, and
     o Other factors, including changes in quality of the loan origination, servicing and risk management processes.

         Our loan officers and risk managers meet at least quarterly to discuss and review these conditions, and also risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses. We also give consideration to the results of these regulatory agency examinations.

         During 2007, the provision for loan losses was affected by changes in estimates used in the calculation. These changes resulted in a lower level of estimated losses resulting from an improvement in the methodology for estimating loan losses using historical data adjusted for current conditions and trends. Management believes this analysis better estimates losses currently in our loan portfolio. These changes resulted in a reduction to the provision for loan losses of $6.8 million or $0.68 per share.

         Allowances for estimated losses on investments in real estate and assets acquired through foreclosure are provided if the carrying value exceeds the fair value less estimated disposal costs.

         Assets Held-for-Sale

         Assets held-for-sale include loans held-for-sale and are carried at the lower of cost or market of the aggregate or, in some cases, individual assets.

         Assets Acquired Through Foreclosure

         Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loans or fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding the assets are charged to expense in the current period. An allowance for estimated losses is provided when declines in fair value below the carrying value are identified. Net costs of assets acquired through foreclosure include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs.

         Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Costs of major replacements, improvements and additions are capitalized. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the effective life of the related lease if less than the estimated useful life. In general, computer equipment, furniture and equipment and building renovations are depreciated over three, five and ten years, respectively.

         Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

         We enter into sales of securities under agreements to repurchase. Reverse repurchase agreements are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statement of Condition. The securities underlying the agreements are assets.

         Loss Contingency for Standby Letters of Credit

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

         In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. FIN 48 became effective for us on January 1, 2007, and resulted in a $2.0 million increase to our retained earnings on that date.

         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                         2007       2006        2005
                                                                                         ----       ----        ----
                                                                                  (In Thousands, Except Per Share Data)
  Numerator:
     Net income................................................................      $  29,649   $  30,441  $  27,856
                                                                                     =========   =========  =========

  Denominator:
    Denominator for basic earnings per share - weighted average shares ........           6,316       6,634       6,795
    Effect of dilutive employee stock options..................................             194         270         373
                                                                                     ----------------------------------
    Denominator for diluted earnings per share -.adjusted weighted average
      shares and assumed exercise..............................................           6,510       6,904       7,168
                                                                                     ========== =========== ===========

Earnings per share:
    Basic:
     Net income................................................................      $     4.69  $     4.59 $      4.10
                                                                                     ==========  ========== ===========
    Diluted:
     Net income................................................................      $     4.55  $     4.41 $     3.89
                                                                                     ==========  ========== ===========

     Outstanding common stock equivalents having no dilutive effect............             194         197         173

Stock-Based Compensation

         Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We adopted SFAS 123R beginning January 1, 2006 using the Modified Prospective Application Method. The impact of stock-based compensation for 2007 was $1.2 million, or $0.16 per share, to salaries, benefits and other compensation, compared to $1.5 million, or $0.19 per share in 2006.

         For comparative purposes, the following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                                  2005
                                                                                                  ----
                                                                                               (In Thousands, Except Per Share Data)
Income from continuing operations, as reported.........................................          $27,856
Less:  Total stock-based employee compensation expense determined
           under fair value based methods for all awards, net of related tax effects....            (972)
                                                                                                 -------
Pro forma income from continuing operations.............................................         $26,884
                                                                                                 =======

      Earnings per share:
              Basic:
          Income from continuing operations............................................          $  4.10
          Less: Total stock-based employee compensation expense determined
             under fair value based methods for all awards, net of related tax effects..           (0.14)
                                                                                                 -------
          Pro forma income from continuing operations...................................         $  3.96
                                                                                                 =======

            Diluted:
          Income from continuing operations............................................          $  3.89
          Less: Total stock-based employee compensation expense determined
             under fair value based methods for all awards, net of related tax effects..           (0.14)
                                                                                                 -------
          Pro forma income from continuing operations...................................         $  3.75
                                                                                                 =======


2.  INVESTMENT SECURITIES

         The following tables detail the amortized cost and the estimated fair value of the Company's investment securities:

                                                                Gross          Gross
                                             Amortized       Unrealized       Unrealized       Fair
                                               Cost            Gains           Losses          Value
                                              -------         -------         -------         -------
                                                                   (In Thousands)
Available-for-sale securities:

    December 31, 2007:
       Reverse mortgages (1)..............    $ 2,037         $     -         $     -         $ 2,037
       U.S. Government and agencies.......     20,477              99               -          20,576
       State and political subdivisions...      4,115              28               -           4,143
                                              -------         -------         -------         -------

                                              $26,629         $   127         $     -         $26,756
                                              =======         =======         =======         =======

     December 31, 2006:
       Reverse mortgages (1)..............    $   598         $     -         $     -         $   598
       U.S. Government and agencies.......     46,920              21              74          46,867
       State and political subdivisions...      2,785              23               1           2,807
                                              -------         -------         -------         -------
                                              $50,303         $    44         $    75         $50,272
                                              =======         =======         =======         =======

Held-to-maturity:

    December 31, 2007:
       State and political subdivisions...    $ 1,516         $    24         $    42         $ 1,498
                                              -------         -------         -------         -------
                                              $ 1,516         $    24         $    42         $ 1,498
                                              =======         =======         =======         =======

     December 31, 2006:
       State and political subdivisions...    $ 4,219         $    75         $    42         $ 4,252
                                              -------         -------         -------         -------
                                              $ 4,219         $    75         $    42         $ 4,252
                                              =======         =======         =======         =======

(1) See Note 4 of the Consolidated Financial Statements for a further discussion of Reverse Mortgages.


         Securities with book values aggregating $21.0 million at December 31, 2007 were specifically pledged as collateral for WSFS' Treasury Tax and Loan account with the Federal Reserve Bank, securities sold under agreement to repurchase and certain letters of credit and municipal deposits which require collateral. Accrued interest receivable relating to investment securities was $341,000 and $560,000 at December 31, 2007 and 2006, respectively.

         The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at December 31, 2007 were as follows:

                                                  Held-to-Maturity               Available-for-Sale
                                                  ----------------               ------------------
                                              Amortized         Fair           Amortized           Fair
                                                Cost            Value            Cost              Value
                                              -------          -------          -------          -------
                                                                  (In Thousands)
Within one year (1).....................      $     -          $     -          $16,015          $16,073
After one year but within five years....          875              899            8,514            8,569
After five years but within ten years...            -                -            2,100            2,114
After ten years.........................          641              599                -                -
                                              -------          -------          -------          -------
                                              $ 1,516          $ 1,498          $26,629          $26,756
                                              =======          =======          =======          =======

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.


         During 2007, there were no sales of investment securities classified as available-for-sale. Municipal bonds totaling $1.1 million were called by the issuers. Proceeds from the sale of investments classified as available-for-sale during 2006 and 2005 were $11.0 million and $60.7 million, respectively. There was a net loss of $41,000 and $609,000 realized on sales in 2006 and 2005, respectively. The cost basis for all investment security sales was based on the specific identification method. There were no sales of investment securities classified as held-to-maturity in 2007, 2006 and 2005.

         At December 31, 2007, we owned investment securities totaling $683,000 where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $42,000 at December 31, 2007. This temporary impairment is the result of changes in market interest rates since the purchase of the securities. Securities amounting to $433,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. The following table includes unrealized losses aggregated by category:

                                                   Less than 12 months         12 months or longer         Total
                                                  ----------------------      ---------------------   ----------------------

                                                   Fair       Unrealized       Fair     Unrealized     Fair      Unrealized
                                                   Value         Loss          Value       Loss        Value        Loss
                                                   -----         ----          -----       ----        -----        ----
                                                                               (In Thousands)
Held-to-maturity
  State and political subdivisions ............    $  -        $    -          $433        $ 42        $433        $ 42

Available-for-sale
  State and political subdivisions ............     250             -             -           -         250           -
                                                   ----        -----           ----        ----        ----        ----
     Total temporarily impaired investments....    $250        $    -          $433        $ 42        $683        $ 42
                                                   ====        =====           ====        ====        ====        ====


3.  MORTGAGE-BACKED SECURITIES

         The following tables detail the amortized cost and the estimated fair value of the Company's mortgage-backed securities:

                                                            Gross          Gross
                                         Amortized       Unrealized       Unrealized       Fair
                                           Cost            Gains           Losses          Value
                                          -------         -------         -------         -------
                                                               (In Thousands)
Available-for-sale securities:

December 31, 2007:
Collateralized mortgage obligations ...    $407,113       $    856        $  4,440        $403,529
 FNMA .................................      35,654              -           1,009          34,645
 FHLMC ................................      31,357             34             937          30,454
 GNMA .................................      15,923              -             123          15,800
                                           --------       --------        --------        --------
                                           $490,047       $    890        $  6,509        $484,428
                                           ========       ========        ========        ========

      Weighted average yield ..........       4.85%

December 31, 2006:
Collateralized mortgage obligations....    $424,748       $    119        $  9,023        $415,844
 FNMA .................................      42,254              -           2,036          40,218
 FHLMC ................................      31,121             97           1,632          29,586
 GNMA .................................      19,115              -             416          18,699
                                           --------       --------        --------        --------
                                           $517,238       $    216        $ 13,107        $504,347
                                           ========       ========        ========        ========

      Weighted average yield...........       4.77%

Trading securities:

December 31, 2007:
      Collateralized mortgage obligations....  $  12,364     $         -         $        -     $  12,364
                                               ---------     -----------         ----------     ---------
                                               $  12,364     $         -         $        -     $  12,364
                                               =========     ===========         ==========     =========

      Weighted average yield.................       7.79%

December 31, 2006:
      Collateralized mortgage obligations....  $  12,364     $         -         $        -     $  12,364
                                               ---------     -----------         ----------     ---------
                                               $  12,364     $         -         $        -     $  12,364
                                               =========     ===========         ==========     =========

      Weighted average yield.................       8.35%

         The portfolio of available-for-sale mortgage-backed securities consists entirely of AAA-rated, currently cash flowing securities, backed by conventional 10 to 30-year mortgages. The weighted average duration of the mortgage-backed securities was 2.8 years at December 31, 2007.

         At December 31, 2007, mortgage-backed securities with par values aggregating $464.9 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. Accrued interest receivable relating to mortgage-backed securities was $2.0 million at both December 31, 2007 and 2006. From time to time, mortgage-backed securities are pledged as collateral for Federal Home Loan Bank (FHLB) borrowings. The fair value of these pledged mortgage-backed securities at December 31, 2007 and 2006 was $218.8 million and $0, respectively. Proceeds from the sale of mortgage-backed securities available-for-sale were $2.7 million in 2007, resulting in a gain of $82,000. In 2006, proceeds from the sale of mortgage-backed securities available-for-sale were $49.6 million, resulting in a loss of $1.9 million. The cost basis of all mortgage-backed sales is based on the specific identification method.

         We own $12.4 million of SASCO RM-1 2002 securities, including accrued interest, which was paid in kind, which are classified as trading. $10.0 million was received as partial consideration for the sale of a previously owned reverse mortgage portfolio, while an additional $1.0 million was purchased at par at the time of the securitization of these assets by a third party and $1.4 million from accrued interest paid in kind. These floating rate notes represent the BBB+ traunche of a reverse mortgage securitization underwritten by Lehman Brothers and carry a coupon rate of one-month London InterBank Offered Rate (LIBOR) plus 300 basis points. For a further discussion of reverse mortgages, see the Reverse Mortgages discussion in Management's Discussion and Analysis and Note 4 to the Consolidated Financial Statements.

         Based on SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), when these securities were acquired they were classified as trading. It was our intention to sell them in the near term. An active market for these securities has not developed since the issuance, but it continues to be our intent to sell these securities if and when an active market develops. Since there is no active market for these securities, we have used the guidance under SFAS 115 to provide a reasonable estimate of fair value. We estimated the value of these securities as of December 31, 2007 based on the pricing of BBB+ securities that have an active market as well as a fundamental analysis of the actual cash flows of the underlying securities. We also obtained an estimate, from an independent securities dealer, of the value of these securities.

         At December 31, 2007, we owned mortgage-backed securities totaling $374.5 million where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $6.5 million at December 31, 2007. This temporary impairment is the result of changes in market interest rates since the purchase of the securities. Most of these securities have been impaired for twelve months or longer. We have determined that these securities are not "other than temporarily" impaired. The following table lists the unrealized losses aggregated by category:

                                                   Less than 12 months       12 months or longer         Total
                                                   -------------------       -------------------    ---------------------
                                                   Fair       Unrealized     Fair     Unrealized     Fair      Unrealized
                                                   Value         Loss        Value       Loss        Value        Loss
                                                   -----         ----        -----       ----        -----        ----
                                                                               (In Thousands)
 Available-for-sale
    CMO...................................        $46,322      $   479     $254,213     $3,962      $300,535    $4,441
    FNMA..................................              -            -       34,645      1,009        34,645     1,009
    FHLMC.................................              -            -       23,522        937        23,522       937
    GNMA..................................             -             -       15,800        123        15,800       123
                                                  -------      -------     --------     ------     --------     ------

      Total temporarily impaired MBS......        $46,322      $   479     $328,180     $6,031     $374,502     $6,510
                                                  =======      =======     ========     ======     ========     ======


4.  REVERSE MORTGAGES AND RELATED ASSETS

         We hold an investment in reverse mortgages of $2.0 million at December 31, 2007 representing a participation in reverse mortgages with a third party.

         Reverse mortgage loans are contracts that require the lender to make monthly advances throughout the borrower's life or until the borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower's residence.

         We account for our  investment in reverse  mortgages by estimating  the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from these mortgage loans can result in significant volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2007, the Company earned $2.0 million in interest income on reverse mortgages as compared to $684,000 in 2006 and $678,000 in 2005.

         The projected cash flows depend on assumptions about life expectancy of the mortgagee and the future changes in collateral values. Projecting the changes in collateral values is the most significant factor impacting the volatility of reverse mortgage values. The current assumptions include a short-term annual depreciation rate of -8.0% in the first year, and a long-term annual appreciation rate of 0.5% in future years. If the long-term appreciation rate was increased to 1.5%, the resulting impact on income would have been $106,000. Conversely, if the long-term appreciation rate was decreased to -0.5%, the resulting impact on income would have been $(89,000).

         We also hold $12.4 million in BBB+ rated mortgage-backed securities classified as trading and options to acquire up to 49.9% of Class "O" Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously held. At the time of the securitization, the securitizer retained 100% of the Class "O" Certificates from the securitization. These Class "O" Certificates have no priority over other classes of Certificates under the Trust and no distributions will be made on the Class "O" Certificates until, among other conditions, the principal amount of each other class of notes has been reduced to zero. The underlying assets, the reverse mortgages, are long-term assets. Hence, any cash flow that might inure to the holder of the Class "O" Certificates is not expected to occur until 2014. Additionally, the Company can exercise its option on 49.9% of the Class "O" Certificates in up to five separate increments for an aggregate purchase price of $1.0 million any time between January 1, 2004 and the termination of the Securitization Trust. The option to purchase the Class "O" Certificates does not meet the definition of a derivative under SFAS No. 133, Accounting for Derivative and Hedging Activities. This certificate is an equity security with no readily determinable fair value, as such, it is excluded from the accounting treatment promulgated under SFAS 115. As a result, the option is carried at cost (which is zero). The amount by which the option is considered in the money, is included in Note 15 to the Consolidated Financial Statements, as required by SFAS 107, Disclosures about Fair Value of Financial Instruments.


5.  LOANS

The following table details our loan portfolio:

 December 31,                                                  2007        2006
 -------------------------------------------------------------------------------
 (In Thousands) Real estate mortgage loans:
   Residential (1-4 family)                               $ 447,435     473,946
   Other                                                    489,658     446,810
 Real estate construction loans                             300,130     260,733
 Commercial loans                                           791,473     649,832
 Consumer loans                                             278,272     263,478
 -------------------------------------------------------------------------------
                                                          2,306,968   2,094,799
 -------------------------------------------------------------------------------

 Less:
   Loans in process                                          50,855      49,437
   Deferred costs, net                                         (715)       (844)
   Allowance for loan losses                                 25,252      27,384
 -------------------------------------------------------------------------------
       Net loans                                         $2,231,576  $2,018,822
 -------------------------------------------------------------------------------

         We had impaired loans of approximately $31.8 million at December 31, 2007 compared to $3.8 million and $3.4 million at December 31, 2006 and 2005, respectively. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The average recorded balance of impaired loans was $10.0 million, $3.6 million and $3.9 million during 2007, 2006 and 2005, respectively. The allowance for losses on impaired loans was $738,000, $369,000 and $480,000 at December 31, 2007, 2006 and 2005,
respectively. There was no interest income recognized on impaired loans.

         The total amount of loans serviced for others were $255.0 million, $265.5 million and $255.8 million at December 31, 2007, 2006 and 2005, respectively. We received fees from the servicing of loans of $718,000, $724,000 and $769,000 during 2007, 2006 and 2005, respectively.

         We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by us. The total of this portfolio was $81.9 million and $64.9 million for December 31, 2007 and 2006, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Statement of Condition. The valuation of these servicing rights resulted in $144,000 and $135,000 of noninterest income during 2007 and 2006, respectively. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking activities, net on the Consolidated Statement of Operations.

         Accrued interest receivable on loans outstanding was $10.4 million and $10.3 million at December 31, 2007 and 2006, respectively.

         Nonaccruing loans aggregated $31.8 million, $3.8 million and $3.4 million at December 31, 2007, 2006 and 2005, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $790,000 in 2007, $159,000 in 2006 and $133,000 in 2005.

         A summary of changes in the allowance for loan losses follows:

 Year Ended December 31,                 2007           2006             2005
 -------------------------------------------------------------------------------
 (In Thousands)
 Beginning balance                      $27,384        $25,381          $24,222
   Provision for loan losses              5,021          2,738            2,582
   Loans charged-off (1)                 (8,049)        (1,418)          (1,873)
   Recoveries (2)                           896            683              450
 -------------------------------------------------------------------------------
 Ending balance                         $25,252        $27,384          $25,381
 -------------------------------------------------------------------------------

(1) 2007 and 2006 include $1.4 million and $607,000 of overdraft charge-offs, respectively. Prior to 2006, these amounts were recognized in other operating expenses.
(2) 2007 and 2006 include $446,000 and $217,000 of overdraft recoveries, respectively. Prior to 2006, these amounts were recognized in other operating expenses.


6.   ASSETS ACQUIRED THROUGH FORECLOSURE

     Assets acquired through foreclosure are summarized as follows:

December 31, 2007 2006

-------------------------------------------------------------------------------
(In Thousands)
Real estate                                                    $ 703      $388
Less allowance for losses                                          -         -
-------------------------------------------------------------------------------
                                                               $ 703      $388
-------------------------------------------------------------------------------


7.  PREMISES AND EQUIPMENT

     Land, office buildings, leasehold improvements and furniture and equipment, at cost, are summarized by major classifications:

 December 31,                                                 2007        2006
 -------------------------------------------------------------------------------
 (In Thousands)
 Land                                                       $4,415     $ 4,440
 Buildings                                                  10,713      12,125
 Leasehold improvements                                     20,967      18,746
 Furniture and equipment                                    27,817      25,349
 -------------------------------------------------------------------------------
                                                            63,912      60,660

 Less:
       Accumulated depreciation                             29,061      30,442
 -------------------------------------------------------------------------------
                                                           $34,851     $30,218
 -------------------------------------------------------------------------------

     We occupy certain premises and operate certain equipment under noncancelable leases with terms ranging from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred. Rent expense was $4.5 million in 2007, $2.4 million in 2006 and $2.2 million in 2005. Future minimum payments under these leases at December 31, 2007 are as follows:


(In Thousands)
2008                                                                     $ 4,562
2009                                                                       4,371
2010                                                                       4,056
2011                                                                       3,947
2012                                                                       3,470
Thereafter                                                                23,731
--------------------------------------------------------------------------------
    Total future minimum lease payments                                  $44,137
--------------------------------------------------------------------------------



8.  DEPOSITS
The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:


December 31,                                                             2007             2006
-----------------------------------------------------------------------------------------------
(In Thousands) Money market and demand:
     Noninterest-bearing demand                                     $ 290,424        $ 276,338
     Interest-bearing demand                                          171,363          146,719
     Money market                                                     303,931          246,645
-----------------------------------------------------------------------------------------------
          Total money market and demand                               765,718          669,702

Savings                                                               196,571          226,853
-----------------------------------------------------------------------------------------------

Customer certificates of deposit by maturity:
     Less than one year                                               320,474          251,214
     One year to two years                                             40,191           54,080
     Two years to three years                                           3,234           17,217
     Three years to four years                                          1,022            1,567
     Over four years                                                    1,796            1,931
-----------------------------------------------------------------------------------------------
          Total customer time certificates                            366,717          326,009

Jumbo certificates of deposit--customer, by maturity:
     Less than one year                                               140,353           98,636
     One year to two years                                              9,569           16,087
     Two years to three years                                             102            6,103
     Three years to four years                                              -                -
     Over four years                                                      167              316
-----------------------------------------------------------------------------------------------
          Total jumbo certificates of deposit--customer               150,191          121,142
-----------------------------------------------------------------------------------------------
Subtotal retail deposits                                            1,479,197        1,343,706
-----------------------------------------------------------------------------------------------

Other jumbo certificates of deposit--by maturity:
     Less than one year                                                98,582          110,964
     One year to two years                                                176              152
     Two years to three years                                               -              272
     Three years to four years                                              -                -
     Over four years                                                        -                -
-----------------------------------------------------------------------------------------------
          Total other jumbo time certificates                          98,758          111,388
-----------------------------------------------------------------------------------------------

Brokered deposits less than one year                                  249,206          301,254
-----------------------------------------------------------------------------------------------

Total deposits                                                     $1,827,161       $1,756,348
-----------------------------------------------------------------------------------------------

Interest expense by category follows:

Year Ended December 31,                                    2007          2006             2005
-----------------------------------------------------------------------------------------------
(In Thousands)
Interest-bearing demand                                 $ 1,393         $ 785            $ 297
Money market                                             11,870         8,090            3,837
Savings                                                   1,679         2,237            1,738
Customer time deposits                                   22,357        15,309            8,098
-----------------------------------------------------------------------------------------------
     Total customer interest expense                     37,299        26,421           13,970
-----------------------------------------------------------------------------------------------

Other jumbo certificates of deposit                       5,176         4,100            1,374
Brokered deposits                                        14,836        12,186            6,346
-----------------------------------------------------------------------------------------------
     Total interest expense on deposits                 $57,311       $42,707          $21,690
-----------------------------------------------------------------------------------------------

9.  BORROWED FUNDS

The following is a summary of borrowed funds by type:

                                                                             Maximum        Amount      Weighted
                                                                           Outstanding      Average     Average
                                                              Weighted       at Month       Amount      Interest
                                                   Balance at  Average         End         Outstanding    Rate
                                                     End of    Interest     During the     During the  During the
                                                     Period     Rate          Period         Period       Period
                                                   ---------- ---------      ----------   ------------- -------------
                                                                           (Dollars in Thousands)
          2007
          ----
FHLB advances..................................    $898,280      4.23%     $  936,302      $765,974       4.97%
Trust preferred borrowings.....................      67,011      6.89          67,011        67,011       7.00
Federal funds purchased and securities
  sold under agreements to repurchase .........      75,000      4.46          75,000        60,649       5.13
Other borrowed funds ..........................      94,869      3.84          95,087        86,602       4.26

          2006
          ----

FHLB advances..................................    $784,028      4.93%     $1,051,458      $976,101       4.64%
Trust preferred borrowings.....................      67,011      7.14          67,011        67,011       7.44
Federal funds purchased and securities
  sold under agreements to repurchase .........      73,400      5.36          83,150        74,412       5.02
Other borrowed funds ..........................      78,240      4.30          78,240        49,388       3.74


Federal Home Loan Bank Advances

         Advances from the FHLB of Pittsburgh with rates ranging from 3.48% to 5.45% at December 31, 2007 are due as follows:

                                                                        Weighted
                                                                         Average
                                                         Amount           Rate
                                                         ------           ----
                                                         (Dollars in Thousands)

       2008......................................      $577,900           4.03%
       2009......................................       162,562           4.67
       2010......................................       115,517           4.63
       2012 - 2013...............................        42,301           4.27
                                                       --------
                                                       $898,280
                                                       ========

     Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

     As a member of the FHLB of Pittsburgh, we are required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.65% of its advances (borrowings) from the FHLB of Pittsburgh, plus 0.65% of the unused borrowing capacity. We were in compliance with this requirement with a stock investment in FHLB of Pittsburgh of $45.5 million at December 31, 2007. This stock is carried on the accompanying consolidated statement of condition at cost, which approximates liquidation value.

     Seven advances are outstanding at December 31, 2007 totaling $170.0 million, with a weighted average rate of 4.47% maturing in 2009 and beyond. They are convertible on a quarterly basis (at the discretion of the FHLB) to a variable rate advance based upon the three-month LIBOR rate, after an initial fixed term. If any of these advances convert, WSFS has the option to prepay these advances at predetermined times or rates.


      Trust Preferred Borrowings

     On April 6, 2005, we completed the issuance of $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The proceeds from this issuance were used to fund the redemption of $51.5 million of Floating Rate Capital Trust I Preferred Securities.


      Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

     During 2007, we purchased federal funds as a short-term funding source. At December 31, 2007, we had purchased $50.0 million in federal funds at a rate of 4.25%. At December 31, 2006, we also had $50.0 million federal funds purchased.

     During 2007, we sold securities under agreements to repurchase as a funding source. At December 31, 2007, securities sold under agreements to repurchase had a fixed rate of 4.87%. The underlying securities are mortgage-backed securities with a book value of $29.1 million at December 31, 2007. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:

                                                              Collateral
                                                       -----------------------------------
                               Borrowing                Carrying     Market     Accrued
                               Amount         Rate       Value        Value    Interest
                             ----------    ----------  ----------   ----------------------
(Dollars in Thousands)
2007
----

Over 90 days................. $  25,000       4.87%     $  29,086    $  28,155 $       99
                              =========                 =========    ========= ==========

2006

Up to 30 days................ $  23,400       5.32%     $  24,993    $  24,969  $      215
                              =========                 =========    =========  ==========

         Other Borrowed Funds

     Included in other borrowed funds are collateralized borrowings of $94.9 million and $78.2 million at December 31, 2007 and 2006, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 3.84% and 4.30% at December 31, 2007 and 2006, respectively.


 10.  STOCKHOLDERS' EQUITY

     Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as WSFS, must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets, "Tier 1" capital equal to 4.0% of risk-weighted assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on WSFS' Financial Statements. At December 31, 2007 and 2006, WSFS was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution.

 The following table presents WSFS' consolidated capital position as of December 31, 2007 and 2006:

                                                                                                                  To Be
                                                                                                             Well-Capitalized
                                                                                                               Under Prompt
                                                             Consolidated              For Capital               Corrective
                                                             Bank Capital           Adequacy Purposes        Action Provisions
-----------------------------------------------------------------------------   ----------------------   ----------------------
                                                            Amount   Percent         Amount   Percent          Amount  Percent
----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
 As of December 31, 2007:
  Total Capital (to risk-weighted assets)                 $304,992     12.31%      $198,156      8.00%       $247,696    10.00%
  Core Capital (to adjusted tangible assets)               276,327      8.63        128,033      4.00         160,041     5.00
  Tangible Capital (to tangible assets)                    276,327      8.63         48,012      1.50             N/A      N/A
  Tier 1 Capital (to risk-weighted assets)                 276,327     11.16         99,078      4.00         148,617     6.00


As of December 31, 2006:
  Total Capital (to risk-weighted assets)                $ 302,805     13.54%     $ 178,857      8.00%      $ 223,571    10.00%
  Core Capital (to adjusted tangible assets)               277,593      9.25        120,084      4.00         150,105     5.00
  Tangible Capital (to tangible assets)                    277,593      9.25         45,032      1.50             N/A      N/A
  Tier 1 Capital (to risk-weighted assets)                 277,593     12.42         89,429      4.00         134,143     6.00

         We have a simple capital structure with one class of $0.01 par common stock outstanding, each share having equal voting rights. In addition, we have authorized 7,500,000 shares of $0.01 par preferred stock. No preferred stock was outstanding at December 31, 2007 and 2006. When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. We are prohibited from paying any dividend or making any other capital distribution if, after making the distribution, we would be undercapitalized within the meaning of the OTS Prompt Corrective Action regulations. Since 1996, the Board of Directors has approved several stock repurchase programs to reacquire common shares. As part of these programs, we acquired approximately 564,100 shares in 2007 for $36.2 million and 103,400 shares in 2006 for $6.6 million.

         The Holding Company

         In April 2005, WSFS Capital Trust III, an unconsolidated affiliate of WSFS Financial Corporation, issued $67.0 million of aggregate principle of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The proceeds were used to refinance the WSFS Capital Trust I November 1998 issuance of $51.5 million of Trust Preferred Securities which had a variable rate of 250 basis points over the three-month LIBOR rate. At December 31, 2007, the coupon rate of the Capital Trust III securities was 6.89% with a scheduled maturity of June 1, 2035. The Company purchased an interest rate cap that economically limits the three-month LIBOR to 6.00% on $50.0 million of the $67.0 million of securities until December 2008. The effective rate of these securities, including the cost of the cap was 7.00% at December 31, 2007. The effective rate will vary, however, due to fluctuations in interest rates and changes in the fair value of the cap. The proceeds from the issue were invested in Junior Subordinated Debentures issued by WSFS Financial Corporation. These securities are treated as borrowings with the interest included in interest expense on the Consolidated Statement of Operations. Additional information concerning the Trust Preferred Securities and the interest rate cap is included in Notes 9 and 18 to the Consolidated Financial Statements. The proceeds were used primarily to extinguish higher rate debt and for general corporate purposes.

         Pursuant to federal laws and regulations, WSFS' ability to engage in transactions with affiliated corporations is limited, and WSFS generally may not lend funds to nor guarantee indebtedness of the Company.


 11. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Associate 401(k) Savings Plan

         Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock. Generally, the principal and earnings thereon are tax deferred until withdrawn. We match a portion of the Associates' contributions and periodically make discretionary contributions based on our performance into the plan for the benefit of Associates. Our total cash contributions to the plan on behalf of our Associates resulted in a cash expenditure of $1.7 million, $1.6 million and $1.4 million for 2007, 2006 and 2005, respectively.

         Effective November 2007, all of our discretionary contributions are invested in accordance with the Associates' selection of investments. If Associates do not designate how discretionary contributions are to be invested, 80% will be invested in a balanced fund and 20% will be invested in our common stock. Associates may make transfers to various other investment vehicles within the plan without any significant restrictions. The plan purchased 25,000, 13,000 and 36,000 shares of our common stock during 2007, 2006 and 2005, respectively.

         Postretirement Benefits

         We share certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for us.

         We account for our obligations under the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS
106). SFAS 106 requires that the costs of these benefits be recognized over an Associate's active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year. Disclosures for 2007 and 2006 are in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), while disclosures for 2005 are in accordance with SFAS No. 132 (Revised), Employers' Disclosure About Pensions and Other Postretirement Benefits.


         On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires that we recognize the funded status of our defined benefit postretirement plan in our statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, Employers' Accounting for Pensions (SFAS 87), all of which were previously netted against the plan's funded status in our statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension costs pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.


         The incremental effect of adopting the recognition and disclosure provisions of SFAS 158 on our Consolidated Statement of Condition at December 31, 2006 was a $905,000 (pretax) decrease in other comprehensive income. This included a net actuarial loss of $537,000 and a net transition obligation of $368,000. Also related to the adoption of SFAS 158, the Company recorded a deferred tax asset of $344,000 and a corresponding liability of $905,000. During 2008, the Company expects to recognize $16,000 in expense relating to the amortization of the net actuarial loss and $61,000 in expense relating to the amortization of the net transition obligation.

The following disclosures relating to postretirement benefits were measured at December 31, 2007:

                                                                                    2007        2006        2005
-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                                          $ 2,233     $ 2,287     $ 2,086
Service cost                                                                         137         108         106
Interest cost                                                                        125          93         122
Actuarial (gain)/loss                                                                (29)       (110)        200
Benefits paid                                                                       (127)       (145)       (227)
-----------------------------------------------------------------------------------------------------------------
   Benefit obligation at end of year                                             $ 2,339     $ 2,233     $ 2,287
-----------------------------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at beginning of year                                   $     -     $     -     $     -
Employer contributions                                                               127         145         227
Benefits paid                                                                       (127)       (145)       (227)
-----------------------------------------------------------------------------------------------------------------
   Fair value of plan assets at end of year                                      $     -     $     -     $     -
-----------------------------------------------------------------------------------------------------------------

Funded status:
Funded status                                                                    $(2,339)    $(2,233)    $(2,287)
Unrecognized transition obligation                                                     -           -         429
Unrecognized net loss                                                                  -           -         647
Recognized net loss                                                                  795         905           -
-----------------------------------------------------------------------------------------------------------------
   Net amount recognized                                                         $(1,544)    $(1,328)    $(1,211)
-----------------------------------------------------------------------------------------------------------------

Components of net periodic benefit cost:
Service cost                                                                         137     $   108     $   106
Interest cost                                                                        125          93         122
Amortization of transition obligation                                                 61          61          61
Net loss recognition                                                                  19           -          15
-----------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost                                                     $   342     $   262     $   304
-----------------------------------------------------------------------------------------------------------------

Assumptions used to determine net periodic benefit cost:
   Discount rate                                                                    5.75%       5.50%       6.00%
   Health care cost trend rate                                                      5.00%       5.00%       5.50%

Sensitivity analysis of health care cost trends:
Effect of +1% on service cost plus interest cost                                 $    (7)    $    (8)    $     3
Effect of -1% on service cost plus interest cost                                       7           7          (1)
Effect of +1% on APBO                                                                (74)        (76)         18
Effect of -1% on APBO                                                                 63          66          (9)

Assumptions used to value the Accumulated Postretirement Benefit
Obligation (APBO):
     Discount rate                                                                  6.00%       5.75%       5.50%
     Health care cost trend rate                                                    5.00%       5.00%       5.50%
     Ultimate trend rate                                                            5.00%       5.00%       5.00%
     Year of ultimate trend rate                                                    2005        2005        2005

Estimated future benefit payments:
The following table shows the expected future payments for the next ten years:
During 2008                                                             $   109
During 2009                                                                 110
During 2010                                                                 111
During 2011                                                                 111
During 2012                                                                 118
During 2013 through 2017                                                    717
-------------------------------------------------------------------------------
                                                                        $ 1,276
-------------------------------------------------------------------------------


         We assume that the average annual rate of increase for medical benefits will remain flat and stabilize at an average increase of 5% per annum. The costs incurred for retirees' health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since
1995) by the lesser of 4% or the actual increase in medical premiums paid by the Company. For 2007, this annual premium cap amounted to $2,308 per retiree. We estimate that we will contribute approximately $109,000 to the plan during fiscal 2008.

         We have three additional plans. They are a Supplemental Pension Plan with a corresponding liability of $700,000, an Early Retirement Window Plan with a corresponding liability of $455,000 and a Director's Plan with a corresponding liability of $146,000.


12.  TAXES ON INCOME

         The Company and its subsidiaries, with the exception of WSFS Reit, Inc., file a consolidated federal income tax return and separate state income tax returns. WSFS Reit, Inc. files separate federal and state income tax returns. Our income tax provision consists of the following:

Year Ended December 31,                 2007             2006             2005
--------------------------------------------------------------------------------
(In Thousands)
Current income taxes:
       Federal taxes                 $ 10,389         $ 14,662          $ 11,118
       State and local taxes            2,274            2,278             2,197
Deferred income taxes:
       Federal taxes                      811           (1,336)            1,445
       State and local taxes                -               56                87
--------------------------------------------------------------------------------
         Total                       $ 13,474         $ 15,660          $ 14,847
--------------------------------------------------------------------------------

         Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006:

                                                                       2007       2006
---------------------------------------------------------------------------------------
(In Thousands)
Deferred tax liabilities:
        Accelerated depreciation                                   $   (618)   $   (488)
        Other                                                           (24)       (110)
        Prepaid expenses                                             (1,505)     (1,490)
        Deferred loan costs                                          (2,100)     (2,005)
---------------------------------------------------------------------------------------
Total deferred tax liabilities                                       (4,247)     (4,093)
---------------------------------------------------------------------------------------

Deferred tax assets:
        Bad debt deductions                                           8,838       9,585
        Tax credit carryforwards                                        150         150
        Net operating loss carryforwards                              2,482       3,406
        Capital loss carryforwards                                       93         679
        Loan fees                                                         3          14
        Reserves and other                                            2,732       2,033
        Deferred gains                                                  439           -
        Unrealized losses on available-for-sale securities            2,366       5,255
---------------------------------------------------------------------------------------
Total deferred tax assets                                            17,103      21,122
---------------------------------------------------------------------------------------

Valuation allowance                                                  (2,178)     (2,651)
---------------------------------------------------------------------------------------
Net deferred tax asset                                             $ 10,678    $ 14,378
---------------------------------------------------------------------------------------

         Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115.

         Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $10.7 million at December 31, 2007. Adjustments to decrease gross deferred tax assets and the related valuation allowance in the amount of $473,000, $51,000 and $110,000 were made in 2007, 2006 and 2005, respectively, to reflect state tax net operating losses that have expired.


         Approximately $221,000 in our gross deferred tax assets at December 31, 2007 was related to state tax net operating losses. We assessed a valuation allowance of $221,000 on this entire deferred tax asset due to an expectation of such net operating losses expiring before being utilized.

         We have $267,000 of capital loss carryforwards that will expire on December 31, 2011. Net operating loss carryforwards (NOLs) of $10.2 million remain at December 31, 2007. The expiration dates and amounts of such NOL carryforwards are listed below:

                                                        Federal            State
                                                        -------            -----
                                                            (In Thousands)
2008..............................................      $ 1,294         $     -
2009..............................................        5,165               -
2018..............................................            -           3,732
                                                        -------         -------
                                                        $ 6,459         $ 3,732
                                                        =======         =======

         Our ability to use our federal NOLs to offset future income is subject to restrictions enacted in Section 382 of the Internal Revenue Code. These restrictions limit a company's future use of NOLs if there is a significant ownership change in a company's stock (an "Ownership Change"). The utilization of approximately $6.5 million of federal net operating loss carryforwards is limited to approximately $1.3 million each year as a result of such Ownership Change in a former subsidiary's stock. At December 31, 2007, approximately $2.4 million in our gross deferred tax assets was related to net operating losses and tax credits attributable to a former subsidiary. We have assessed a valuation allowance of $2.0 million on a portion of these deferred tax assets due to limitations imposed by the Internal Revenue Code.

         A reconciliation setting forth the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

Year Ended December 31,                                        2007       2006       2005
-----------------------------------------------------------------------------------------
Statutory federal income tax rate                              35.0%      35.0%      35.0%
State tax net of federal tax benefit                            3.4        3.2        3.2
Interest income 50% excludable                                 (1.7)      (1.6)      (1.7)
Bank-owned life insurance income                               (1.8)      (3.0)      (1.6)
Charitable donation                                            (5.0)         -          -
Incentive stock option compensation                             0.5        0.6          -
Other                                                           0.8       (0.2)      (0.1)
-----------------------------------------------------------------------------------------
Effective tax rate                                             31.2%      34.0%      34.8%
-----------------------------------------------------------------------------------------

      During 2007, we donated a N.C. Wyeth mural which was previously displayed in our former headquarters. The estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the Internal Revenue Service.

         We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2004 through 2007 remain subject to examination as of December 31, 2007, while tax years 2004 through 2007 remain subject to examination by state taxing jurisdictions. Our 2004, 2005 and 2006 federal income tax returns are currently being examined. No state income tax return examinations are currently in process. We believe it is reasonably possible that between $500,000 and $1.2 million of unrecognized state tax benefits, net of federal tax, will be realized during 2008 as a result of the expiration of statutes of limitations. It is also reasonably possible that between $100,000 and $300,000 of additional reserves will be established during 2008 related to interest on existing unrecognized state tax benefits.

         During 2007, an additional $3.6 million tax reserve was established related primarily to the Internal Revenue Service ("IRS") disallowance of the deduction for certain compensation in prior periods. This adjustment was the result of a routine IRS audit of our 2004 through 2006 tax years. Because the original tax benefit for this item was recorded as an increase to equity, $3.4 million of the tax liability was recorded as a reduction to equity in 2007. Even though this matter is not yet settled, standards under FIN 48 require this reserve to be established during 2007. In order to stop interest from accruing on this tax liability until the matter can be resolved through the IRS appeals process, we deposited the entire $3.4 million plus interest in 2007 so that no reserve remains for this matter as of December 31, 2007.

         The total amount of unrecognized tax benefits as of December 31, 2007 was $2.6 million, all of which would affect our effective tax rate if recognized. The total amount of accrued interest and penalties included in such unrecognized tax benefits were $660,000 and $0, respectively, which approximates the amount of related expense in 2007. A reconciliation of the total amounts of unrecognized tax benefits during 2007 is as follows:

(In Thousands)
Unrecognized tax benefits at December 31, 2006                          $4,544
Reduction resulting from implementation of FIN 48 on January 1, 2007    (1,988)
Additions as a result of tax positions taken during prior years          3,416
Additions as a result of tax positions taken during current year           416
Reductions relating to settlements with taxing authorities              (3,671)
Reductions as a result of a lapse of statues of limitations                (85)
-------------------------------------------------------------------------------
Unrecognized tax benefits at December 31, 2007                          $2,632
-------------------------------------------------------------------------------


13.  STOCK-BASED COMPENSATION

         Stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We adopted SFAS 123R beginning January 1, 2006 using the Modified Prospective Application Method.

         We have stock options outstanding under two plans (collectively, "Stock Incentive Plans") for officers, directors and Associates of the Company and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan ("1997 Plan") was replaced by the 2005 Incentive Plan ("2005 Plan"). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At December 31, 2007, there were 380,121 shares available for future grants under the 2005 Plan.

         The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonincentive stock options (collectively, "Stock Options"). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our common stock on the date of the grant. All Stock Options granted during 2007 vest in 20% or 25% per annum increments, start to become exercisable one year from the grant date and expire between five and ten years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Stock Incentive Plans.

         A summary of the status of our Option Plans as of December 31, 2007, 2006 and 2005, and changes during the years then ended is presented below:

                                            2007                          2006                        2005
                                      -----------------------       ----------------------     ------------------------
                                                  Weighted-                   Weighted-                    Weighted-
                                                  Average                     Average                      Average
                                      Shares   Exercise Price       Shares  Exercise Price     Shares    Exercise Price
                                      ------   --------------       ------  --------------     ------    --------------
Exercise Price
Stock Options:
Outstanding at beginning of year     703,427     $  39.52           742,404    $ 31.92         869,845    $ 23.73
Granted                              121,375        54.25           106,905      64.93         109,817      62.71
Exercised                            (80,836)       23.85          (143,346)     19.01        (226,963)     15.05
Forfeited                            (21,384)       60.08            (2,536)     46.19         (10,295)     38.98
                                    --------                       --------                   --------

Outstanding at end of year           722,582        43.14           703,427      39.52         742,404      31.92

Exercisable at end of year           438,458        33.40           416,773      26.91         435,344      20.57

Weighted-average fair value
 of awards granted                 $   11.36                       $  13.52                    $ 13.67


         Beginning January 1, 2007, 416,773 stock options were exercisable with an intrinsic value of $10.0 million. In addition, at January 1, 2007 there were 286,654 nonvested options with a grant date fair value of $12.76. During the year ended December 31, 2007, 103,286 options vested with an intrinsic value of $550,000, and a grant date fair value of $11.86 per option. Also during 2007, 80,836 options were exercised with an intrinsic value of $3.3 million. In addition, 765 vested options were forfeited with an intrinsic value of $6,000 and a grant date fair value of $13.32, while 21,384 options were forfeited in total with a grant date fair value of $13.34. There were 438,458 exercisable options remaining at December 31, 2007, with an intrinsic value of $8.4 million and a remaining contractual term of 4.2 years. At December 31, 2007 there were 722,582 stock options outstanding with an intrinsic value of $8.5 million and a remaining contractual term of 4.4 years and 284,124 nonvested options with a grant date fair value of $12.45. During 2006, 143,346 options were exercised with an intrinsic value of $6.2 million and 125,235 options vested with a grant date fair value of $9.91 per option.

         The total amount of compensation cost related to nonvested stock options as of December 31, 2007 was $2.1 million. The weighted-average period over which it is expected to be recognized is 2.9 years. We issue new shares upon the exercise of options.

         During 2007, we granted 121,320 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of these options. Significant assumptions used in the model included a weighted-average risk-free rate of return of between 3.3% and 4.7% in 2007; an expected option life of three and three-quarter years; and an expected stock price volatility of between 18.7% and 21.8% in 2007. For the purposes of this option-pricing model, a dividend yield of between 0.5% and 0.7% was used as the expected dividend yield. The expected option life was determined based on the mid-point between the vesting date and the end of the contractual term.

      Also during 2007, we granted 55 options with a ten-year life and a five-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of these options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 4.7% in 2007; an expected option life of six and one-half years; and an expected stock price volatility of 21.1% in 2007 based on our historical volatility of our own common stock over a period that approximates the expected term of the award. For the purposes of this option-pricing model, a dividend yield of 0.5% was used as the expected dividend yield. The expected option life was based on the mid-point between the vesting date and the end of the contractual term.

      Prior to adoption of SFAS 123R, we used a graded-vesting schedule to calculate the expense related to stock options. Since the adoption of SFAS 123R, we recognize compensation expense related to new stock options issued on a straight-line basis over the applicable service period.

      The Black-Scholes and other option-pricing models assume that options are freely tradable and immediately vested. Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by us, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

      The impact of stock-based compensation for the year ended December 31, 2007 was $1.2 million pretax ($1.0 million after tax), or $0.16 per share, to salaries, benefits and other compensation, compared to $1.5 million pretax ($1.3 million after tax), or $0.19 per share in 2006. Prior to the adoption of SFAS 123R, we applied Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Stock Incentive Plans and to provide the required pro forma disclosures of SFAS No.123 Accounting for Stock-Based Compensation (SFAS 123). Had the grant date fair value provisions of SFAS 123 been adopted, the Company would have recognized pretax compensation expense of $1.2 million in 2005 related to its Stock Incentive Plans.

      The  following  table   summarizes  all  stock  options   outstanding  and
exercisable for Option Plans as of December 31, 2007, segmented by range of exercise prices:

                                         Outstanding                     Exercisable
                     --------------------------------------------    ---------------------
                                 Weighted-          Weighted-                   Weighted-
                                 Average             Average                     Average
                                 Exercise           Remaining                   Exercise
                     Number      Price          Contractual Life     Number        Price
                     ------   -------------     ----------------     ------   ------------
  Stock Options:

$ 6.90-$13.80         59,357     $ 10.96               2.7 years       59,357   $ 10.96
$13.81-$20.70        142,503       16.67               3.4 years      142,503     16.67
$20.71-$27.60              -           -                 - years            -         -
$27.61-$34.50         71,765       33.36               4.8 years       70,965     33.38
$34.51-$41.40              -           -                 - years            -         -
$41.41-$48.30         70,695       43.78               5.8 years       55,178     43.76
$48.31-$55.20        119,065       53.31               5.0 years        2,416     51.10
$55.21-$62.10         73,192       58.91               6.8 years       41,631     58.83
$62.11-$69.00        186,005       64.50               3.5 years       66,408     64.18
                     -------                                          -------

Total                722,582      $43.14               4.4 years      438,458    $33.40
                     =======                                          =======

      During  2007,  2006  and  2005,  we  issued  129,  15,269  and 30  shares, respectively, of restricted stock. These awards vest over five years: 0% in the first two years, 25% in each of the third and fourth years and 50% in the fifth year.

14.  COMMITMENTS AND CONTINGENCIES

         Lending Operations

         At December 31, 2007, we had commitments to extend credit of $586.3 million. Consumer lines of credit totaled $48.7 million of which $31.5 million was secured by real estate. Outstanding letters of credit were $46.0 million and outstanding commitments to make or acquire mortgage loans aggregated $8.4 million. Approximately $565,000 of these mortgage loan commitments were at fixed rates ranging from 5.13% to 8.25%, and approximately $7.9 million were at variable rates ranging from 5.13% to 7.50%. Mortgage commitments generally have closing dates within a six-month period.

         Data Processing Operations

         We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due (in thousands) are as follows:

                  2008................................            $3,848
                  2009................................             3,635
                  2010................................               858
                  2011................................                11

         Legal Proceedings

         In the ordinary course of business, we are subject to legal actions that involve claims for monetary relief. Based upon information presently available to us and our counsel, it is our opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on our results of operations.

         We, as successor to originators, are from time to time involved in arbitration or litigation with reverse mortgage loan borrowers or with the heirs of borrowers. Because reverse mortgages are a relatively new and uncommon product, there can be no assurances regarding how the courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of our reverse mortgage rights and obligations.

         Financial Instruments With Off-Balance Sheet Risk

         We are a party to financial instruments with off-balance sheet risk in the normal course of business primarily to meet the financing needs of our customers. To varying degrees, these financial instruments involve elements of credit risk that are not recognized in the Consolidated Statement of Condition.

         Exposure to loss for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. We generally require collateral to support such financial instruments in excess of the contractual amount of those instruments and essentially use the same credit policies in making commitments as we do for on-balance sheet instruments.

         The following represents a summary of off-balance sheet financial instruments at year-end:

December 31,                                                   2007        2006
--------------------------------------------------------------------------------
(In Thousands)
Financial instruments with contract amounts which
  represent potential credit risk:
    Construction loan commitments                          $154,875    $127,858
    Commercial mortgage loan commitments                    105,094      96,618
    Commercial loan commitments                             223,181     209,125
    Commercial standby letters of credit                     45,977      40,594
    Residential mortgage loan commitments                     8,435      12,320
    Consumer loan commitments                                48,690      46,315

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. We evaluate each customer's creditworthiness and obtain collateral based on management's credit evaluation of the counterparty.

         Indemnifications

         Secondary Market Loan Sales. We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. We typically sell fixed-rate, conforming first mortgage loans in the secondary market as part of our ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate or in some cases individual loans. Gains and losses on sales of loans are recognized at the time of the sale.

          As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by us. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During 2007, we had no repurchases.

          Swap Guarantees. We entered into agreements with two unaffiliated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions like us to provide access to interest rate swap transactions for our customers without creating the swap ourselves.

          At December 31, 2007, there were twenty-six variable-rate to fixed-rate swap transactions between the third-party financial institution and our customers with an initial notional amount aggregating approximately $108.3 million, and with maturities ranging from four months to fifteen years. The aggregate market value of these swaps to the customers was a liability of $4.7 million as of December 31, 2007, and essentially all of the swap transactions were in a paying position to third-party financial institutions.

         ATM Cash Management. We entered into an agreement with a financial institution, whereby they provide cash for distribution/cash management by CashConnect, our ATM division. Under this agreement we accept the operational risk associated with this cash and are legally bound to reimburse the financial institution for any related operational losses. We have taken steps to mitigate the risk of loss to us by purchasing a multi-layer insurance policy and instituting strong operational controls. Additionally, CashConnect has the ability to recover losses from its vault cash customers based on the strength of our ATM cash bailment agreements, which hold the ATM vault cash customers responsible for any loss of cash, which is not a result of our gross negligence.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows that are discounted to reflect current market rates and varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

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

         Investments and Mortgage-Backed Securities: Fair value for investment and mortgage-backed securities is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral.

         Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available.

         Interest Rate Cap: The fair value is estimated using a standard sophisticated option model.

         Class "O" Certificates: The fair value of the option to purchase 49.9% of the Class "O" Certificates of SASCO 2002 RM1 is based on the net present value of the forecasted cash flows. The forecasted cash flows are based on assumptions about the life expectancy of the mortgagee, current collateral values, the future change in collateral values, and future interest rates. The current assumptions include a short-term annual appreciation rate of -8.0% in the first year and a long-term annual appreciation rate of 0.5% in future years. These projected cash flows are discounted at an appropriate discount rate. The discount rate is derived using the "Build-up Model" taking into account as a base the risk free rate of return and adding individual factors unique and applicable to the cash flows of the Class "O" Certificates. The discount rate currently used is approximately 21%. Finally, since the Class "O" Certificates represent the equity tranche of SASCO 2002 RM1, a 15% illiquidity discount is applied to the resulting net present value.

         Deposit Liabilities: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, money market and interest-bearing demand deposits and savings deposits, is assumed to be equal to the amount payable on demand. The carrying value of variable rate time deposits and time deposits that reprice frequently also approximates fair value. The fair value of the remaining time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with comparable remaining maturities.

         Borrowed Funds: Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

         Off-Balance Sheet Instruments: The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, is estimated using the fees currently charged to enter into similar agreements with comparable remaining terms and reflects the present creditworthiness of the counterparties.


         The book value and estimated fair value of our financial instruments are as follows:

  December 31,                                                           2007                                  2006
  -----------------------------------------------------------------------------------------       --------------------------------
                                                                 Book Value     Fair Value              Book Value     Fair Value
  --------------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Financial assets:
    Cash and cash equivalents                                    $  267,537     $  267,537              $  241,824     $  241,824
    Investment securities                                            28,272         28,254                  54,491         54,524
    Mortgage-backed securities                                      496,792        496,284                 516,711        516,434
    Loans, net                                                    2,233,980      2,240,847               2,019,741      2,012,530
    Bank-owned life insurance                                        57,551         57,551                  55,282         55,282
    Stock in Federal Home Loan Bank of Pittsburgh                    45,537         45,455                  39,872         39,720
    Accrued interest receivable                                      12,905         12,905                  13,037         13,037
    Interest rate cap                                                     -              -                      30             30
    Option to purchase Class "O" Certificates                             -            147                       -          3,503

  Financial liabilities:
    Deposits                                                      1,827,161      1,811,947               1,756,348      1,757,259
    Borrowed funds                                                1,135,160      1,136,020               1,002,679        997,476
    Accrued interest payable                                         10,189         10,189                   8,690          8,690

         The estimated fair value of our off-balance sheet financial instruments is as follows:

  December 31,                                                                                                2007           2006
  --------------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Off-balance sheet instruments:
    Commitments to extend credit                                                                            $4,942         $4,454
    Standby letters of credit                                                                                  460            406


16.  RELATED PARTY TRANSACTIONS


         We routinely enter into transactions with our directors and officers. Such transactions are made in the ordinary course of business. The aggregate amount of loans to such related parties was $5.4 million and $5.1 million at December 31, 2007 and 2006, respectively. During 2007, new loans and credit line advances to such related parties amounted to $7.0 million and repayments amounted to $6.8 million.

         We engage a law firm that is affiliated with one of our directors for general legal services. Total fees for such services amounted to $56,000 during 2007.

         Our Chairman was also the Chairman of the FHLB of Pittsburgh through December 31, 2007. At December 31, 2007, we had borrowed funds outstanding from the FHLB of Pittsburgh of $898.3 million and owned $45.5 million of FHLB of Pittsburgh stock.


17.  PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

December 31,                                           2007              2006
-----------------------------------------------------------------------------
(In Thousands)
Assets:
   Cash                                           $     682         $   4,984
   Investment in subsidiaries                       275,258           270,994
   Investment in interest rate cap                        -                30
   Investment in Capital Trust III                    2,011             2,011
   Other assets                                         800             1,499
-----------------------------------------------------------------------------
Total assets                                      $ 278,751         $ 279,518
-----------------------------------------------------------------------------

Liabilities:
   Borrowings                                     $  67,011         $  67,011
   Interest payable                                     372               412
   Other liabilities                                     38                36
-----------------------------------------------------------------------------
   Total liabilities                                 67,421            67,459
-----------------------------------------------------------------------------

Stockholders' equity:
   Common stock                                         157               156
   Capital in excess of par value                    83,077            81,580
   Comprehensive loss                                (3,861)           (8,573)
   Retained earnings                                376,682           347,448
   Treasury stock                                  (244,725)         (208,552)
-----------------------------------------------------------------------------
   Total stockholders' equity                       211,330           212,059
-----------------------------------------------------------------------------
Total liabilities and stockholders' equity        $ 278,751         $ 279,518
-----------------------------------------------------------------------------

Condensed Statement of Operations

Year Ended December 31,                                          2007        2006        2005
(In Thousands)
Income:
   Interest income                                           $    337    $    594    $    533
   Noninterest income                                             166         354         139
---------------------------------------------------------------------------------------------
                                                                  503         948         672
---------------------------------------------------------------------------------------------
Expenses:
   Interest expense                                             4,752       5,053       5,292
   Other operating expenses                                    (1,437)     (1,386)     (1,567)
---------------------------------------------------------------------------------------------
                                                                3,315       3,667       3,725
---------------------------------------------------------------------------------------------

Loss before equity in undistributed income of subsidiaries     (2,812)     (2,719)     (3,053)
Equity in undistributed income of subsidiaries                 32,461      33,160      30,909
---------------------------------------------------------------------------------------------
Net income                                                   $ 29,649    $ 30,441    $ 27,856
---------------------------------------------------------------------------------------------


Condensed Statement of Cash Flows

Year Ended December 31,                                          2007        2006        2005
---------------------------------------------------------------------------------------------
(In Thousands)
Operating activities:
Net income                                                   $ 29,649    $ 30,441    $ 27,856
Adjustments to reconcile net income to net cash
    used for operating activities:
      Equity in undistributed income of subsidiaries          (32,461)    (33,160)    (30,909)
      Amortization                                                  -         560       1,398
      Decrease (increase) in other assets                         443        (606)        432
      (Decrease) increase in other liabilities                    (38)         51         126
---------------------------------------------------------------------------------------------
Net cash used for operating activities                         (2,407)     (2,714)     (1,097)
---------------------------------------------------------------------------------------------

Investing activities:
   Decrease (increase) in investment in subsidiaries           34,898        (646)     28,210
   Net issuance of Pooled Floating Rate Capital Securities          -                  17,011
---------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities           34,898        (646)     45,221
---------------------------------------------------------------------------------------------

Financing activities:
   Issuance of common stock                                     1,784       6,907       6,348
   Dividends paid on common stock                              (2,403)     (2,057)     (1,845)
   Treasury stock, net of reissuance                          (36,174)     (6,603)    (40,104)
---------------------------------------------------------------------------------------------
Net cash used for financing activities                        (36,793)     (1,753)    (35,601)
---------------------------------------------------------------------------------------------

(Decrease) increase in cash                                    (4,302)     (5,113)      8,523
Cash at beginning of period                                     4,984      10,097       1,574
---------------------------------------------------------------------------------------------
Cash at end of period                                        $    682    $  4,984    $ 10,097
---------------------------------------------------------------------------------------------

18.  ACCOUNTING FOR INTEREST RATE CAP


           We have an interest-rate cap with a notional amount of $50.0 million, which limits three-month LIBOR to 6.00% for the ten years ending December 1, 2008. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at December 31, 2007 was essentially zero. The cap is considered a free standing derivative and all changes in the fair value of the cap are recorded in the Consolidated Statement of Operations. During 2007, we recognized $30,000 of related interest expense.


19. SEGMENT INFORMATION

         Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), we discuss our business in three segments. There is one segment for WSFS Bank and one for CashConnect, the ATM division of WSFS. The third segment, "All Others," represents the combined contributions of Montchanin, WSFS Investment Group, Inc., and our Wealth Management Services Division. Montchanin, WSFS Investment Group, Inc., and the Wealth Management Services Division each offer different products, to a separate customer base, through distinct distribution methods. Therefore, we have combined Montchanin, WSFS Investment Group, Inc., and the Wealth Management Services Division to form the operating segment "All Others." All prior years' information has been updated to reflect this presentation. The WSFS segment provides financial products to commercial and retail customers through its main office, 29 retail banking offices, loan production offices and operations centers. Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units are operating departments of WSFS. These departments share the same regulator, market, many of the same customers, share common resources (corporate and department-level) and provide similar products and services through the general infrastructure of the Company. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS segment of the Company in accordance with SFAS 131. CashConnect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Montchanin provides asset management products and services to customers in the Company's primary market area. Montchanin has one consolidated wholly-owned subsidiary, Cypress Capital Management, LLC (Cypress). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. WSFS Investment Group, Inc. markets various third-party insurance products and securities directly to the public and through WSFS' retail banking system. The Wealth Management Services Division provides wealth management and personal trust services to customers in the Company's primary market area.

         An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the years ended December 31, 2007, 2006 and 2005 is shown below.


For the Year Ended December 31, 2007:          WSFS             CashConnect      All Others (1)           Total
------------------------------------------------------------------------------------------------------------------
(In Thousands)
External customer revenues:
   Interest income                        $  189,477          $        -          $        -           $  189,477
   Noninterest income                         27,991              16,584               3,591               48,166
------------------------------------------------------------------------------------------------------------------
Total external customer revenues             217,468              16,584               3,591              237,643
------------------------------------------------------------------------------------------------------------------

Intersegment revenues:
   Interest income                             8,684                   -                   -                8,684
   Noninterest income                          2,544                 675                   -                3,219
------------------------------------------------------------------------------------------------------------------
Total intersegment revenues                   11,228                 675                   -               11,903
------------------------------------------------------------------------------------------------------------------

Total revenue                                228,696              17,259               3,591              249,546
------------------------------------------------------------------------------------------------------------------

External customer expenses:
   Interest expense                          107,468                   -                   -              107,468
   Noninterest expenses                       72,657               4,683               4,691               82,031
   Provision for loan loss                     5,021                   -                   -                5,021
------------------------------------------------------------------------------------------------------------------
Total external customer expenses             185,146               4,683               4,691              194,520

Intersegment expenses:
   Interest expense                                -               8,684                   -                8,684
   Noninterest expenses                          675               1,076               1,468                3,219
------------------------------------------------------------------------------------------------------------------
Total intersegment expenses                      675               9,760               1,468               11,903
------------------------------------------------------------------------------------------------------------------

Total expenses                               185,821              14,443               6,159              206,423
------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes                $   42,875          $    2,816          $   (2,568)              43,123

Provision for income taxes                                                                                 13,474
------------------------------------------------------------------------------------------------------------------

Consolidated net income                                                                                $   29,649
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                 $   83,650          $  182,523          $    1,364           $  267,537
Other segment assets                       2,913,328              17,314               2,009            2,932,651
------------------------------------------------------------------------------------------------------------------
Total segment assets                      $2,996,978          $  199,837          $    3,373           $3,200,188
------------------------------------------------------------------------------------------------------------------

Capital expenditures                      $   8,134           $      194          $        5           $   8,333

(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.


For the Year Ended December 31, 2006:                          WSFS           CashConnect        All Others (1)           Total
---------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
External customer revenues:
   Interest income                                        $  177,177          $        -          $        -           $  177,177
   Noninterest income                                         21,472              15,644               3,189               40,305
---------------------------------------------------------------------------------------------------------------------------------
Total external customer revenues                             198,649              15,644               3,189              217,482
---------------------------------------------------------------------------------------------------------------------------------

Intersegment revenues:
   Interest income                                             8,071                   -                   -                8,071
   Noninterest income                                          1,704                 685                   -                2,389
---------------------------------------------------------------------------------------------------------------------------------
Total intersegment revenues                                    9,775                 685                   -               10,460
---------------------------------------------------------------------------------------------------------------------------------

Total revenue                                                208,424              16,329               3,189              227,942
---------------------------------------------------------------------------------------------------------------------------------

External customer expenses:
   Interest expense                                           99,278                   -                   -               99,278
   Noninterest expenses                                       61,521               4,222               3,571               69,314
   Provision for loan loss                                     2,738                   -                   -                2,738
---------------------------------------------------------------------------------------------------------------------------------
Total external customer expenses                             163,537               4,222               3,571              171,330
---------------------------------------------------------------------------------------------------------------------------------

Intersegment expenses:
   Interest expense                                                -               8,071                   -                8,071
   Noninterest expenses                                          685                 688               1,016                2,389
---------------------------------------------------------------------------------------------------------------------------------
Total intersegment expenses                                      685               8,759               1,016               10,460
---------------------------------------------------------------------------------------------------------------------------------

Total expenses                                               164,222              12,981               4,587              181,790
---------------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes and minority interest          $   44,202          $    3,348          $   (1,398)              46,152

Provision for income taxes                                                                                                 15,660
Minority interest                                                                                                              51
---------------------------------------------------------------------------------------------------------------------------------
Consolidated net income                                                                                                $   30,441
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                 $   74,905          $  166,092          $      827           $  241,824
Other segment assets                                       2,738,531              15,228               1,813            2,755,572
---------------------------------------------------------------------------------------------------------------------------------
Total segment assets                                      $2,813,436          $  181,320          $    2,640           $2,997,396
---------------------------------------------------------------------------------------------------------------------------------

Capital expenditures                                      $    9,790          $      382          $       20           $   10,192

(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

For the Year Ended December 31, 2005:                   WSFS            CashConnect       All Others (1)             Total
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)
External customer revenues:
   Interest income                                 $   136,022         $         -         $         -          $   136,022
   Noninterest income                                   18,544              12,539               3,570               34,653
----------------------------------------------------------------------------------------------------------------------------
Total external customer revenues                       154,566              12,539               3,570              170,675
----------------------------------------------------------------------------------------------------------------------------

Intersegment revenues:
   Interest income                                       4,729                   -                   -                4,729
   Noninterest income                                    1,671                 682                   -                2,353
----------------------------------------------------------------------------------------------------------------------------
Total intersegment revenues                              6,400                 682                   -                7,082
----------------------------------------------------------------------------------------------------------------------------

Total revenue                                          160,966              13,221               3,570              177,757
----------------------------------------------------------------------------------------------------------------------------

External customer expenses:
   Interest expense                                     62,380                   -                   -               62,380
   Noninterest expenses                                 55,351               3,956               3,570               62,877
   Provision for loan loss                               2,582                   -                   -                2,582
----------------------------------------------------------------------------------------------------------------------------
Total external customer expenses                       120,313               3,956               3,570              127,839
----------------------------------------------------------------------------------------------------------------------------

Intersegment expenses:
   Interest expense                                          -               4,729                   -                4,729
   Noninterest expenses                                    682                 778                 893                2,353
----------------------------------------------------------------------------------------------------------------------------
Total intersegment expenses                                682               5,507                 893                7,082
----------------------------------------------------------------------------------------------------------------------------

Total expenses                                         120,995               9,463               4,463              134,921
----------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes and minority interest   $    39,971         $     3,758         $      (893)              42,836

Provision for income taxes                                                                                           14,847
Minority interest                                                                                                       133
----------------------------------------------------------------------------------------------------------------------------
Consolidated net income                                                                                         $    27,856
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                          $    59,109         $   174,527         $       315          $   233,951
Other segment assets                                 2,604,001               7,153               1,647            2,612,801
----------------------------------------------------------------------------------------------------------------------------
Total segment assets                               $ 2,663,110         $   181,680         $     1,962          $ 2,846,752
----------------------------------------------------------------------------------------------------------------------------

Capital expenditures                               $    15,656         $       811         $        59          $    16,526

(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.


QUARTERLY FINANCIAL SUMMARY  (Unaudited)

Three months ended                         12/31/07      09/30/07    06/30/07  03/31/07   12/31/06   09/30/06  06/30/06   03/31/06
--------------------------------------- -------------- ------------ --------- ---------- ---------- --------- ---------- ---------
(In Thousands, Except Per Share Data)
Interest income                               $48,143      $47,579   $46,667    $47,088    $46,701   $46,131    $43,868   $40,477
Interest expense                               27,433       27,480    26,527     26,028     26,611    27,011     24,482    21,174
--------------------------------------- -------------- ------------ --------- ---------- ---------- --------- ---------- ---------
Net interest income                            20,710       20,099    20,140     21,060     20,090    19,120     19,386    19,303
Provision for loan losses                       2,376        1,001     1,273        371      1,036       319        695       688
--------------------------------------- -------------- ------------ --------- ---------- ---------- --------- ---------- ---------
Net interest income after
    provision for loan losses                  18,334       19,098    18,867     20,689     19,054    18,801     18,691    18,615
Noninterest income                             13,008       12,809    11,616     10,733     11,078    10,309      9,880     9,038
Noninterest expenses                           22,313       21,333    19,027     19,358     18,553    17,587     16,932    16,242
--------------------------------------- -------------- ------------ --------- ---------- ---------- --------- ---------- ---------
Income before minority interest
    and taxes                                   9,029       10,574    11,456     12,064     11,579    11,523     11,639    11,411
Less minority interest                              -            -         -          -         11         9         15        16
--------------------------------------- -------------- ------------ --------- ---------- ---------- --------- ---------- ---------
Income before taxes                             9,029       10,574    11,456     12,064     11,568    11,514     11,624    11,395
Income tax provision                            1,533        3,431     4,227      4,283      3,969     3,511      4,126     4,054
--------------------------------------- -------------- ------------ --------- ---------- ---------- --------- ---------- ---------
Net Income                                    $ 7,496      $ 7,143   $ 7,229    $ 7,781    $ 7,599   $ 8,003    $ 7,498   $ 7,341
--------------------------------------- -------------- ------------ --------- ---------- ---------- --------- ---------- ---------

Earnings per share:
Basic                                            1.21         1.14      1.15       1.19       1.14      1.20       1.13      1.11
Diluted                                          1.18         1.11      1.11       1.15       1.10      1.16       1.09      1.06


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

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting

To Our Stockholders:

         Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Corporation's internal control over financial reporting is designed to provide reasonable assurance to the Corporation's management and board of directors regarding the preparation and fair presentation of published financial statements.

         Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2007, the Corporation's internal control over financial reporting is effective based on those criteria.

         KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2007 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, as stated in their reports, which are included herein.





/s/ Mark A. Turner                              /s/ Stephen A. Fowle
-------------------------------------           --------------------------------
Mark A. Turner                                  Stephen A. Fowle
President and Chief Executive Officer           Executive Vice President and
                                                Chief Financial Officer

Report of Independent Registered Public
Accounting Firm

The Board of Directors and Stockholders
WSFS Financial Corporation:

We have audited the internal control over financial reporting of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, WSFS Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
--------------------------
Philadelphia, Pennsylvania
March 17, 2008

         During the quarter ended December 31, 2007, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION
--------------------------

         There are no matters required to be disclosed under this item.




                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

     The Information under "Section 16a Beneficial Ownership Reporting Compliance" and "Proposal 1 - Election of Directors" in the Registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on April 24, 2008 (the "Proxy Statement") is incorporated into this item by reference.

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

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

Shown below is information as of December 31, 2007 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                      Equity Compensation Plan Information

                                         (a)                      (b)            (c) Number of securities
                                  Number of Securities      Weighted-Average         remaining available for
                                   to be issued upon        exercise price of        future issuance under
                                exercise of outstanding       outstanding           equity compensation plans
                                   Options and                Options and             (excluding securities
                                 Phantom Stock Awards     Phantom Stock Awards       reflected in column (a)
                                 --------------------     --------------------       -----------------------
Equity compensation plans
  approved by stockholders (1)         722,582                  $ 43.14                       380,121

Equity compensation plans
 not approved by stockholders              n/a                      n/a                           n/a
                                      --------                  -------                      --------

    TOTAL                              722,582                 $ 43.143                        80,121
                                       =======                 ========                        ======

(1) Plans approved by stockholders include the 1997 Stock Option Plan, as amended and the 2005 Incentive Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information under "Business Relationships and Related Transactions" in the Proxy Statement is incorporated into this item by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         The information under "Independent Public Accountants" in the Proxy Statement is incorporated into this item by reference.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

    (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2007, together with the related notes and the independent auditors' report of KPMG LLP, independent registered public accounting firm.

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


                                        WSFS FINANCIAL CORPORATION


Date:  March 17, 2008            BY:   /s/ Mark A. Turner
                                       -----------------------------------------
                                       Mark A. Turner
                                      President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   March 17, 2008           BY:   /s/ Marvin N. Schoenhals
                                       -----------------------------------------
                                       Marvin N. Schoenhals
                                       Chairman


Date:   March 17, 2008           BY:   /s/ Mark A. Turner
                                       -----------------------------------------
                                      Mark A. Turner
                                      President and Chief Executive Officer


Date:   March 17, 2008           BY:    /s/ Charles G. Cheleden
                                       -----------------------------------------
                                      Charles G. Cheleden
                                      Vice Chairman and Lead Director


Date:   March __, 2008           BY:
                                       -----------------------------------------
                                       John F. Downey
                                       Director


Date:   March 17, 2008           BY:   /s/ Linda C. Drake
                                       -----------------------------------------
                                       Linda C. Drake
                                       Director

Date:   March 17, 2008           BY:   /s/ David E. Hollowell
                                       -----------------------------------------
                                       David E. Hollowell
                                       Director


Date:   March 17, 2008          BY:    /s/ Joseph R. Julian
                                       -----------------------------------------
                                       Joseph R. Julian
                                       Director


Date:   March 17, 2008          BY:    /s/Dennis E. Klima
                                       -----------------------------------------
                                       Dennis E. Klima
                                       Director


Date:   March 17, 2008          BY:    /s/ Calvert A. Morgan, Jr.
                                       -----------------------------------------
                                       Calvert A. Morgan, Jr.
                                       Director


Date:   March 17, 2008          BY:    /s/ Thomas P. Preston
                                       -----------------------------------------
                                       Thomas P. Preston
                                       Director


Date:   March 17, 2008          BY:    /s/ Scott E. Reed
                                       -----------------------------------------
                                       Scott E. Reed
                                       Director


Date:   March 17, 2008          BY:    /s/ Claibourne D. Smith
                                       -----------------------------------------
                                       Claibourne D. Smith
                                       Director


Date:   March 17, 2008         BY:     /s/ Stephen A. Fowle
                                       -----------------------------------------
                                       Stephen A. Fowle
                                       Executive Vice President and
                                       Chief Financial Officer


Date:   March 17, 2008         BY:     /s/ Robert F. Mack
                                       -----------------------------------------
                                       Robert F. Mack
                                       Senior Vice President and Controller