Form 10-Q
period 2008-03-31
WSFS FINANCIAL CORP
filed 2008-05-12
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(302) 792-6000
Registrant’s telephone number, including area code:

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, May 7, 2008:

Common Stock, par value $.01 per share	6,142,466
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statement of Operations for the Three Months
	Ended March 31, 2008 and 2007	3

	Consolidated Statement of Condition as of March 31, 2008
	and December 31, 2007	4

	Consolidated Statement of Cash Flows for the Three Months
	Ended March 31, 2008 and 2007	5

	Notes to the Consolidated Financial Statements for the Three
	Months Ended March 31, 2008 and 2007	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Exhibit 31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31,
	2008	2007
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$37,682	$38,469
Interest on mortgage-backed securities	5,988	6,237
Interest and dividends on investment securities	338	1,714
Other interest income	552	668
	44,560	47,088
Interest expense:
Interest on deposits	12,129	14,388
Interest on Federal Home Loan Bank advances	8,968	8,922
Interest on trust preferred borrowings	1,018	1,177
Interest on other borrowings	1,476	1,541
	23,591	26,028
Net interest income	20,969	21,060
Provision for loan losses	2,390	371
Net interest income after provision for loan losses	18,579	20,689

Noninterest income:
Credit/debit card and ATM income	4,531	4,483
Deposit service charges	3,798	3,602
Investment advisory income	655	594
Loan fee income	643	561
Bank owned life insurance income	574	557
Mortgage banking activities, net	105	72
Security gains	1,067	—
Other income	1,133	864
	12,506	10,733
Noninterest expenses:
Salaries, benefits and other compensation	11,487	10,850
Occupancy expense	2,107	1,832
Equipment expense	1,463	1,246
Data processing and operations expenses	1,038	943
Marketing expense	907	742
Professional fees	849	653
Other operating expense	3,086	3,092
	20,937	19,358
Income before taxes	10,148	12,064
Income tax provision	2,902	4,283
Net income	$7,246	$7,781

Earnings per share:
Basic	$1.17	$1.19
Diluted	$1.15	$1.15

The accompanying notes are an integral part of these Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets	(In Thousands, Except Share Data)
Cash and due from banks	$75,115	$83,936
Cash in non-owned ATMs	175,313	182,523
Interest-bearing deposits in other banks	102	1,078
Total cash and cash equivalents	250,530	267,537
Investment securities held-to-maturity	1,509	1,516
Investment securities available-for-sale including reverse mortgages	30,577	26,756
Mortgage-backed securities available-for-sale	465,105	484,428
Mortgage-backed securities trading	12,129	12,364
Loans held-for-sale	1,418	2,404
Loans, net of allowance for loan losses of $26,868 at March 31, 2008 and $25,252 at December 31, 2007	2,242,477	2,231,576
Bank-owned life insurance	58,125	57,551
Stock in Federal Home Loan Bank of Pittsburgh, at cost	43,613	45,537
Assets acquired through foreclosure	1,033	703
Premises and equipment	35,355	34,851
Accrued interest receivable and other assets	33,463	34,965

Total assets	$3,175,334	$3,200,188

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$291,595	$290,424
Interest-bearing demand	172,937	171,363
Money market	316,067	303,931
Savings	196,930	196,571
Time	365,096	366,717
Jumbo certificates of deposit – customer	136,363	150,191
Total customer deposits	1,478,988	1,479,197
Other jumbo certificates of deposit	87,322	98,758
Brokered deposits	238,071	249,206
Total deposits	1,804,381	1,827,161

Federal funds purchased and securities sold under agreements to repurchase	75,000	75,000
Federal Home Loan Bank advances	883,899	898,280
Trust preferred borrowings	67,011	67,011
Other borrowed funds	101,648	94,869
Accrued interest payable and other liabilities	27,140	26,537
Total liabilities	2,959,079	2,988,858

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value, 20,000,000 shares authorized; issued 15,687,575 at March 31, 2008 and 15,673,865 at December 31, 2007	157	157
Capital in excess of par value	83,898	83,077
Accumulated other comprehensive loss	(4,376)	(3,861)
Retained earnings	383,311	376,682
Treasury stock at cost, 9,547,069 shares at March 31, 2008 and 9,507,069 shares at December 31, 2007	(246,735)	(244,725)
Total stockholders’ equity	216,255	211,330
Total liabilities, minority interest and stockholders’ equity	$3,175,334	$3,200,188

The accompanying notes are an integral part of these Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$7,246	$7,781
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,390	371
Depreciation, accretion and amortization	1,526	1,709
Decrease in accrued interest receivable and other assets	1,798	2,113
Origination of loans held-for-sale	(6,707)	(9,170)
Proceeds from sales of loans held-for-sale	7,663	8,867
Gain on mortgage banking activity	(105)	(72)
Loss on mark-to-market adjustment on trading securities	303	—
Securities gain from sale of Visa, Inc shares	(1,370)	—
Stock-based compensation expense (net of tax benefit recognized)	196	221
Excess tax benefits from share-based payment arrangements	(29)	(144)
Increase in accrued interest payable and other liabilities	612	1,819
Loss on sale of assets acquired through foreclosure	23	—
Increase in value of bank owned life insurance	(574)	(557)
Increase in capitalized interest, net	(90)	(1,359)
Net cash provided by operating activities	12,882	11,579

Investing activities:
Maturities of investment securities	6,070	35,010
Purchase of investments available-for-sale	(10,042)	(7,487)
Repayments of mortgage-backed securities available-for-sale	18,286	19,844
Repayments of reverse mortgages	519	972
Disbursements for reverse mortgages	(58)	(686)
Purchase of Cypress Capital Management, LLC	—	(240)
Purchase of loans	(1,300)	—
Net increase in loans	(12,716)	(12,682)
Net increase in stock of Federal Home Loan Bank of Pittsburgh	1,924	4,655
Sales of assets acquired through foreclosure, net	265	—
Proceeds from sale of Visa, Inc. shares	1,370	—
Investment in premises and equipment, net	(1,689)	(3,142)
Net cash provided by investing activities	2,629	36,244

Financing activities:
Net increase in demand and saving deposits	22,019	77,770
Net decrease in time deposits	(38,184)	(3,093)
Net decrease in securities sold under agreement to repurchase	—	(23,400)
Receipts from FHLB advances	26,667,187	2,971,955
Repayments of FHLB advances	(26,681,568)	(3,062,065)
Dividends paid on common stock	(617)	(532)
Issuance of common stock and exercise of employee stock options	626	1,106
Excess tax benefits from share-based payment arrangements	29	144
Purchase of treasury stock, net of reissuance	(2,010)	(25,662)
Decrease in minority interest	—	(9)
Net cash used in financing activities	(32,518)	(63,786)

Decrease in cash and cash equivalents	(17,007)	(15,963)
Cash and cash equivalents at beginning of period	267,537	241,824
Cash and cash equivalents at end of period	$250,530	$225,861

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$22,601	$22,529
Cash paid for income taxes, net	1,063	1,227
Loans transferred to assets acquired through foreclosure	618	—
Net change in other comprehensive income	(515)	2,003
Net transfer of loans to loans held-for-sale	14,844	—

The accompanying notes are an integral part of these Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

1.   BASIS OF PRESENTATION

Our consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Montchanin Capital Management, Inc. (“Montchanin”) and its wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities directly to the public and through the Bank’s retail banking system. Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum. We serve customers from our main office, 29 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania and Virginia and through our website at www.wsfsbank.com.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Per Rule 10-01 of Regulation S-X, we are not required to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). We adopted SFAS 123R beginning January 1, 2006 using the Modified Prospective Application Method. The impact of expensing stock options for the three months ended March 31, 2008, was $227,000 (pre-tax) or $0.03 (after-tax) per share, to salaries, benefits and other compensation. This compares to $254,000 (pre-tax) or $0.03 (after-tax) per share for the three months ended March 31, 2007.

We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Corporation and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At March 31, 2008, there were 367,115 shares available for future grants under the 2005 Plan.

The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonincentive stock options (collectively, “Stock Options”). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of the Corporation’s common stock on the date of the grant. All Stock Options granted during 2008 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire in five years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Stock Incentive Plans.

A summary of the status of our Option Plans and changes during the quarter then ended is presented below:

	March 2008		March 2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
Stock Options:	Shares	Price	Shares	Price
Outstanding at beginning of period	722,582	$43.14	700,427	$39.50
Granted	3,150	48.95	4,980	69.00
Exercised	(11,290)	32.36	(16,043)	34.46
Forfeited or canceled	(2,056)	58.75	(1,750)	54.57
Outstanding at end of period	712,386	43.29	687,614	39.80

Exercisable at end of period	434,940	33.85	406,673	26.61

Weighted-average fair value of stock options granted	$9.58		$14.95

Beginning January 1, 2008, 444,653 stock options were exercisable with an intrinsic value of $8.6 million. In addition, at January 1, 2008, there were 277,929 nonvested options with a grant date fair value of $12.43. During the first quarter of 2008, 3,633 options vested with an intrinsic value of $15,000, and a grant date fair value of $13.25 per option. Also during the quarter, 11,290 options were exercised with an intrinsic value of $182,000. In addition, 2,056 vested options were forfeited with no intrinsic value and a grant date fair value of $14.14. There were 434,940 exercisable options remaining at March 31, 2008, with an intrinsic value of $8.4 million and a remaining contractual term of 3.9 years. At March 31, 2008 there were 712,386 stock options outstanding with an intrinsic value of $8.5 million and a remaining contractual term of 4.1 years. During the first quarter of 2007, 16,043 options were exercised with an intrinsic value of $534,000 and 8,268 options vested with a fair value of $7.98 per option.

The total amount of compensation cost related to nonvested stock options as of March 31, 2008 was $1.9 million. The weighted-average period over which it is expected to be recognized is 2.7 years. We issue new shares upon the exercise of options.

During the first quarter of 2008, we granted 3,150 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 2.5% in 2008; an expected option life of three and three-quarter years (based on the simplified method of estimating expected option life); and an expected stock price volatility of 23.4% in 2008. For the purposes of this option-pricing model, a dividend yield of 0.8% was assumed.

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

During the first quarter of 2008 and 2007 we issued 44 and 27 shares, respectively, of restricted stock. These awards vest over five years: 0% during the first two years, 25% at the end of each of the third and fourth years and 50% at the end of the fifth year.

2.   EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2008	2007
	(In Thousands, Except Per Share Data)

Numerator:
Net income	$7,246	$7,781

Denominator:
Denominator for basic earnings per share - weighted average outstanding shares	6,170	6,542
Effect of dilutive employee stock options	140	217
Denominator for diluted earnings per share – adjusted weighted average outstanding shares and assumed exercise	6,310	6,759

Basic earnings per share	$1.17	$1.19

Diluted earnings per share.......	$1.15	$1.15
Outstanding common stock equivalents having no dilutive effect	385	5

3.	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

We have an interest-rate cap with a notional amount of $50.0 million, which limits three-month London InterBank Offered Rate (“LIBOR”) to 6.00% for the ten years ending December 1, 2008. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at March 31, 2008 was essentially zero. The cap is considered a free standing derivative and any change in the fair value of the cap is recorded in the Consolidated Statement of Operations. During the first quarter of 2008, we did not recognize any interest expense related to the cap.

4.	COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income.

	For the three months ended March 31,
	(In Thousands)
	2008	2007

Net income	$7,246	$7,781

Other Comprehensive Income:

Unrealized holding (losses) gains on securities
available-for-sale arising during the period	(831)	3,231
Tax benefit (expense)	316	(1,228)
Net of tax amount	(515)	2,003

Total comprehensive income	$6,731	$9,784

5.	TAXES ON INCOME

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have assessed valuation allowances on the deferred income taxes due to, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement  109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty-percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. FIN 48 became effective for us on January 1, 2007, and resulted in a $2.0 million increase to our retained earnings during the quarter ended March 31, 2007.

The total amount of unrecognized tax benefits as of March 31, 2008 and December 31, 2007 were $2.0 million and $2.6 million, respectively, all of which would affect our effective tax rate if recognized. The total amount of accrued interest included in such unrecognized tax benefits were $456,000 and $660,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense. The $600,000 decrease in the unrecognized tax benefits during the quarter was primarily due to the expiration of statutes of limitations. Other than this decrease, we do not expect the total amount of unrecognized tax benefits will significantly change during 2008.

While our Federal and State tax years 2004 through 2007 remain subject to examination as of March 31, 2008, the Internal Revenue Service (“IRS”) completed its examination of our 2004 through 2006 Federal tax returns during the current quarter. We have appealed certain adjustments proposed by the IRS for these tax years, but we do not expect that the resolution of the appeal will have a material negative effect on our financial position, results of operation or liquidity.

During the fourth quarter of 2007, we donated a N.C. Wyeth mural which was previously displayed in our former headquarters. The estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements in 2007. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the IRS. The IRS is still in the process of evaluating this tax deduction and we anticipate this to be resolved during 2008.

6.	SEGMENT INFORMATION

Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), we discuss our business in three segments. There is one segment for WSFS Bank and one for CashConnect, the ATM division of WSFS. The third segment, “All Others”, represents the combined contributions of Montchanin, WSFS Investment Group, Inc., and our Wealth Management Services Division. Montchanin, WSFS Investment Group, Inc., and the Wealth Management Services Division each offer different products, to a separate customer base, through distinct distribution methods. Therefore, we have combined Montchanin, WSFS Investment Group, Inc., and the Wealth Management Services Division to form the operating segment “All Others”.

The WSFS Bank segment provides financial products to commercial and retail customers through its main office, 29 retail banking offices, loan production offices and operations center. Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units are operating departments of WSFS Bank. These departments share the same regulator, market, many of the same customers and provide similar products and services through the general infrastructure of the Company. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment of the Company in accordance with SFAS 131.

CashConnect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of CashConnect.

Montchanin provides asset management products and services to customers in the Company’s primary market area. Montchanin has one consolidated wholly-owned subsidiary, Cypress. Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. WSFS Investment Group, Inc. markets various third-party insurance products and securities directly to the public and through WSFS’ retail banking system. The Wealth Management Services Division provides wealth management and personal trust services to customers in the Company’s primary market area.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three months ended March 31, 2008 and 2007 follows:

	For the Three Months Ended March 31,
	2008				2007
	(In Thousands)
	WSFS	CashConnect	All Others(1)	Total	WSFS	CashConnect	All Others(1)	Total

External customer revenues:
Interest income	$44,560	$—	$—	$44,560	$47,088	$—	$—	$47,088
Noninterest income	7,637	3,786	1,083	12,506	5,961	3,670	1,102	10,733
Total external customer revenues	52,197	3,786	1,083	57,066	53,049	3,670	1,102	57,821

Inter-segment revenues:
Interest income	1,442	—	—	1,442	1,908	—	—	1,908
Noninterest income	786	166	—	952	552	153	—	705
Total inter-segment revenues	2,228	166	—	2,394	2,460	153	—	2,613

Total revenue	54,425	3,952	1,083	59,460	55,509	3,823	1,102	60,434

External expenses:
Interest expense	23,591	—	—	23,591	26,028	—	—	26,028
Noninterest expenses	18,292	1,366	1,279	20,937	16,788	1,269	1,301	19,358
Provision for loan loss	2,390	—	—	2,390	371	—	—	371
Total external expenses	44,273	1,366	1,279	46,918	43,187	1,269	1,301	45,757

Inter-segment expenses
Interest expense	—	1,442	—	1,442	—	1,908	—	1,908
Noninterest expenses	166	209	577	952	153	246	306	705
Total inter-segment expenses	166	1,651	577	2,394	153	2,154	306	2,613

Total expenses	44,439	3,017	1,856	49,312	43,340	3,423	1,607	48,370

Income (loss) before taxes	$9,986	$935	$(773)	$10,148	$12,169	$400	$(505)	$12,064

Income tax provision				2,902				4,283
Consolidated net income				$7,246				$7,781

Cash and cash equivalents	$73,568	$175,313	$1,649	$250,530	$74,632	$150,270	$959	$225,861
Other segment assets	2,909,432	13,318	2,054	2,924,804	2,709,955	9,624	2,098	2,721,677

Total segment assets	$2,983,000	$188,631	$3,703	$3,175,334	$2,784,587	$159,894	$3,057	$2,947,538

Capital expenditures	$1,655	$33	$1	$1,689	$2,719	$4	$1	$2,724

(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

7.   FAIR VALUE OF FINANCIAL ASSETS

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, we will delay application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, until January 1, 2009.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:

Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:

Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:

Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of March 31, 2008 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available for sale securities	$—	$494,084	$-	$494,084
Trading Securities	—	—	12,129	$12,129
Total assets measured at fair value on a recurring basis	$—	$494,084	$12,129	$506,213
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired Loans	$—	$4,269	$—	$4,269
Total assets measured at fair value on a nonrecurring basis	$—	$4,269	$—	$4,269

Fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Available for sale securities. Securities classified as available for sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $24.9 million in Federal Agency debentures, $139.3 million in Federal Agency MBS, $325.8 million of Private Label MBS, and $4.1 million in municipal bonds. All Agency and MBS securities are AAA-rated. We believe that this Level 2 designation is appropriate for these securities under SFAS 157 as, with almost all fixed income securities, none are exchange traded, and are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. The decrease in value from December 31, 2007 reflects an increase in the yield premium that investors demand on similarly rated investment securities. As of December 31, 2007, the median of a selection of BBB-rated securities was 2.30% above LIBOR while the same securities traded at 3.81% over LIBOR as of March 31, 2008. Our expectations of the likely cash flows from these securities have not changed. The cash flow in this investment has performed significantly better than expectation since its issuance in 2002 and all tranches senior to the BBB security have completely paid off other than the AAA-rated class, which has $106.7 million of the initial $254.8 million in principal balance remaining. Additionally, there is significant over collateralization for all classes outstanding. There has never been an active market for these securities. As a result, the value assigned to this security is determined through a discounted cash flow analysis, which uses interest rates and prepayment speeds as inputs. All of these assumptions require a significant degree of management judgment. As such, we classify these trading securities as recurring Level 3.

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16.8 million at March 31, 2008. The valuation allowance on impaired loans was $1.1 million as of March 31, 2008. During the three months ended March 31, 2008, we recognized impairment charges of $695,000 related to approximately $4.3 million in loans.

The changes in Level 3 assets measured at fair value are summarized as follows:

Trading Securities
(In Thousands)
Balance at January 1, 2008	$12,364
Total net losses for the period included in net income	(235)
Purchases, sales, issuances, and settlements, net	-
Balance at March 31, 2008	$12,129

8.	INDEMNIFICATIONS AND GUARANTEES

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

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by us. Repurchases and losses are rare, and no provision is made for losses at the time of sale. From January 2007 through the first quarter of 2008, we had no repurchases under these indemnifications.

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

At March 31, 2008 there were thirty-two variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, compared to twenty-six at December 31, 2007. The initial notional amount aggregated approximately $133.6 million at March 31, 2008 compared with $108.3 million at December 31, 2007. At March 31, 2008 maturities ranged from approximately one month to fifteen years. The aggregate market value of these swaps to the customers was a liability of $8.9 million at March 31, 2008 and $4.7 million at December 31, 2007. At March 31, 2008 all of the swap transactions were in a paying position to third-party financial institutions.

9.        ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for us.

We account for our obligations under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”). SFAS 106 requires that the costs of these benefits be recognized over an Associate’s active working career. Disclosures are in accordance with SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).

The following disclosures of the net periodic benefit cost components of post-retirement benefits were measured at January 1, 2008 and 2007:

	Three months ended March 31,
	2008	2007
	(In Thousands)

Service cost	$36	$34
Interest cost	34	31
Amortization of transition obligation	15	15
Net loss recognition	4	5
Net periodic benefit cost	$89	$85

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”) is parent to Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), one of the ten oldest banks in the United States continuously-operating under the same name. A permanent fixture in this community, WSFS has been in operation for more than 175 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain relevant. The Bank is a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company among traditional thrifts in the State of Delaware, the second largest commercial lender in the state and the fourth largest bank in terms of Delaware deposits.

WSFS’ core banking business is commercial lending funded by customer-generated deposits. We have built a $1.5 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 29 branch retail banking franchise located in Delaware and southeastern Pennsylvania. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

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

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $242 million in vault cash in approximately 10,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 300 ATMs for WSFS Bank, which owns the largest branded ATM network in Delaware.

FORWARD-LOOKING STATEMENTS

Within this report and financial statements, management has included certain “forward-looking statements” concerning our future operations. Statements contained in this report which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. It is management’s desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all “forward-looking statements”. Management has used “forward-looking statements” to describe the future plans and strategies including expectations of our future financial results. Management’s ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, liquidity, operating risk, uncertainty of estimates in general and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. We do not undertake, and specifically disclaim any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The following are critical accounting policies that involve more significant judgments and estimates:

Allowance for Loan Losses

We maintain allowances for credit losses and charge losses to these allowances when realized. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of probable loan losses related to specifically identified loans as well as those in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios, with consideration given to evaluations resulting from examinations performed by regulatory authorities.

Contingencies (Including Indemnifications)

In the ordinary course of business we are subject to legal actions, which involve claims for monetary relief. Based upon information presently available to us and our counsel, it is our opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on our results of operations.

We maintain a loss contingency for standby letters of credit and charge losses to this reserve when such losses are realized. The determination of the loss contingency for standby letters of credit requires significant judgment reflecting management’s best estimate of probable losses.

The Bank, as successor to originators of reverse mortgages is, from time to time, involved in arbitration or litigation with various parties including borrowers or the heirs of borrowers. Because reverse mortgages are a relatively new and uncommon product, there can be no assurances about how the courts or arbitrators may apply existing legal principles to the interpretation and enforcement of the terms and conditions of the Bank’s reverse mortgage obligations.

Deferred Taxes

We account for income taxes in accordance with Statement of Financial Account Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have assessed our valuation allowances on deferred income taxes resulting from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. See Note 7, Fair Value of Financial Assets.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets decreased $24.9 million, or 1% during the three months ended March 31, 2008. Mortgage-backed securities decreased $19.3 million, or 4%, mainly due to repayments. In addition, between December 31, 2007 and March 31, 2008, cash in non-owned ATMs decreased $7.2 million, or 4%. The decrease is attributable to the higher cash balances required for ATMs during the fourth quarter of 2007, due to seasonal demand. Partially offsetting these decreases was a $10.9 million increase in loans, primarily commercial and commercial real estate loans.

Total liabilities decreased $29.8 million, or 1% between December 31, 2007 and March 31, 2008, to $3.0 billion. The decrease was mainly due to a $22.6 million or 6% decrease in other jumbo certificates of deposit and brokered deposits. Customer deposits remained relatively flat in comparison to the fourth quarter of 2007. In addition, Federal Home Loan Bank (“FHLB”) advances decreased $14.4 million or 2%. This decline in FHLB advances was mainly due to using excess funds from mortgage-backed security repayments to repay advances.

Capital Resources

Stockholders’ equity increased $4.9 million between December 31, 2007 and March 31, 2008. This increase was mainly due to net income of $7.2 million and an increase of $822,000 from the issuance of common stock and employee stock option activity. These increases were partially offset by the purchase of 40,000 shares of our common stock for $2.0 million ($50.25 per share average). At March 31, 2008 we held 9.5 million shares of common stock in our treasury at a cost of $246.7 million. In addition, we declared a cash dividend totaling $617,000 during the three months ended March 31, 2008. Finally, accumulated other comprehensive loss increased $515,000 during the first three months of 2008 due, in part, to a decrease in the fair value of securities available-for-sale.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of March 31, 2008 (dollars in thousands):

					To be Well-Capitalized
	Consolidated		For Capital		Under Prompt Corrective
	Bank Capital		Adequacy Purposes		Action Provisions
		% of		% of		% of
	Amount	Assets	Amount	Assets	Amount	Assets

Total Capital
(to Risk-Weighted Assets)	$294,853	11.78%	$200,318	8.00%	$250,398	10.00%
Core Capital (to Adjusted
Total Assets)	268,848	8.48	126,857	4.00	158,571	5.00
Tangible Capital (to Tangible
Assets)	268,848	8.48	47,571	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted
Assets)	268,848	10.74	100,159	4.00	150,239	6.00

Under Office of Thrift Supervision (“OTS”) capital regulations, savings institutions such as our bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. At March 31, 2008 the Bank was in compliance with regulatory capital requirements and is considered a “well-capitalized” institution.

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

As a financial institution, the Bank has ready access to several sources to fund growth and meet its liquidity needs. Among these are: net income, deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements and the brokered deposit market. The Bank’s branch expansion is intended to enter us into new, but contiguous, markets, attract new customers and provide funding for its business loan growth. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration, AAA-rated, mortgage-backed securities and Agency notes that are positioned to provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

During the three months ended March 31, 2008, net loan growth resulted in the use of $12.7 million in cash. The loan growth was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. While our loan to deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings, primarily through the FHLB.

During the three months ended March 31, 2008, $12.9 million in cash was provided by operating activities, while $16.2 million in cash was used to fund the net decrease in demand, savings and time deposits. During this period, cash and cash equivalents decreased $17.0 million to $250.5 million.

NONPERFORMING ASSETS

The following table shows our nonperforming assets and past due loans at the dates indicated. Nonperforming assets include nonaccruing loans, nonperforming real estate investments, assets acquired through foreclosure and troubled debt restructures. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectibility of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

	March 31,	December 31,
	2008	2007
	(In Thousands)

Nonaccruing loans:
Commercial	$3,479	$17,187
Consumer	689	835
Commercial mortgage	3,771	3,873
Residential mortgage	3,078	2,417
Construction	6,917	6,794

Total nonaccruing loans	17,934	31,106
Assets acquired through foreclosure	1,033	703
Restructured loans	818	—

Total nonperforming assets	$19,785	$31,809

Past due loans(1):
Residential mortgages	$1,289	$388
Commercial and commercial mortgages	2,429	14
Consumer	197	173

Total past due loans	$3,915	$575

Ratios:
Nonaccruing loans to total loans (2)	0.79%	1.38%
Allowance for loan losses to gross loans (2)	1.18%	1.12%
Nonperforming assets to total assets	0.62%	0.99%
Loan loss allowance to nonaccruing loans (3)	144%	78.80%
Loan and foreclosed asset allowance to total
nonperforming assets (3)	130%	77.06%

(1)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.

(2)	Total loans exclude loans held for sale.

(3) The applicable allowance represents general valuation allowances only.

Nonperforming assets decreased $12.0 million between December 31, 2007 and March 31, 2008. The decrease resulted primarily from one relationship being sold. That relationship consisted of $18.7 million in commercial loans. The analysis of the change in nonperforming assets is presented on the following table:

	For the Three
	Months Ended	For the Year Ended
	March 31, 2008	December 31, 2007
	(In Thousands)
Beginning balance	$31,809	$4,220
Additions	7,319	37,017
Collections	(18,446)	(3,029)
Transfers to accrual/restructured status	(461)	(295)
Charge-offs / write-downs, net	(436)	(6,104)

Ending balance	$19,785	$31,809

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by management. At March 31, 2008, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $42.2 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 94% at December 31, 2007 to 98% at March 31, 2008. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -1.33% at March 31, 2008 from -3.38% at December 31, 2007. The change in sensitivity since December 31, 2007 is the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a “Management of Interest Rate Risk, Investment Securities and Derivative Activities.” This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at March 31, 2008 and 2007, calculated in compliance with Thrift Bulletin No. 13a:

	At March 31,
	2008		2007
Change in	% Change in		% Change in
Interest Rate	Net Interest	Net Portfolio	Net Interest	Net Portfolio
(Basis Points)	Margin (1)	Value Ratio (2)	Margin (1)	Value Ratio (2)

+300	2%	10.17%	0%	8.46%
+200	1%	10.23%	0%	8.73%
+100	1%	10.37%	0%	8.95%
0	0%	10.61%	0%	9.70%
-100	-1%	10.99%	2%	9.25%
-200	-3%	11.13%	2%	9.16%
-300	-4%	11.60%	1%	9.13%

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Results of Operations

We recorded net income of $7.2 million or $1.15 per diluted share for the first quarter of 2008. This compares to $7.8 million or $1.15 per diluted share for the same quarter last year. Results for the first quarter of 2008 were impacted by a $1.4 million gain on the sale of shares related to the completion of Visa’s initial public offering (“IPO”). Related to this IPO we reversed a $562,000 indemnification charge. We recognized a total benefit of $0.20 per share as a result of these related events. This increase was partially offset by a $303,000 charge related to the mark-to-market adjustment of trading securities, as a result of widening spreads for mortgage securities. Also affecting results for the first quarter of 2008 was a $2.4 million increase in the loan loss reserve due to a generally deteriorating credit environment.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31,
	2008			2007
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans: (2) (3)
Commercial real estate loans	$747,433	$13,236	7.08%	$655,669	$13,692	8.35%
Residential real estate loans	445,681	6,497	5.83	472,703	6,736	5.70
Commercial loans	795,136	13,247	6.73	651,510	13,063	8.19
Consumer loans	277,402	4,702	6.82	266,368	4,978	7.58
Total loans	2,265,652	37,682	6.70	2,046,250	38,469	7.57
Mortgage-backed securities (4)	495,538	5,988	4.83	509,224	6,237	4.90
Investment securities (4)(5)	29,707	338	4.55	32,757	1,714	20.93
Other interest-earning assets	45,296	552	4.90	37,851	668	7.16
Total interest-earning assets	2,836,193	44,560	6.32	2,626,082	47,088	7.21
Allowance for loan losses	(25,496)			(27,708)
Cash and due from banks	70,191			67,087
Cash in non-owned ATMs	175,413			142,103
Bank owned life insurance	57,749			55,473
Other noninterest-earning assets	65,478			65,758
Total assets	$3,179,528			$2,928,795

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing demand	$161,832	$326	0.81%	$135,464	$270	0.81%
Money market	304,226	2,172	2.87	315,525	3,088	3.97
Savings	194,440	257	0.53	219,912	446	0.82
Retail time deposits	504,155	5,639	4.50	456,523	5,216	4.63
Total interest-bearing retail deposits	1,164,653	8,394	2.90	1,127,424	9,020	3.24
Jumbo certificates of deposit	97,585	1,009	4.16	102,856	1,355	5.34
Brokered certificates of deposit	256,454	2,726	4.28	298,247	4,013	5.46
Total interest-bearing deposits	1,518,692	12,129	3.21	1,528,527	14,388	3.82
FHLB of Pittsburgh advances	911,647	8,968	3.89	697,253	8,922	5.12
Trust preferred borrowings	67,011	1,018	6.01	67,011	1,177	7.03
Other borrowed funds	170,538	1,476	3.46	131,232	1,541	4.70
Total interest-bearing liabilities	2,667,888	23,591	3.54	2,424,023	26,028	4.30
Noninterest-bearing demand deposits	268,543			267,354
Other noninterest-bearing liabilities	23,063			26,399
Minority interest	—			49
Stockholders’ equity	220,034			210,970
Total liabilities and stockholders’ equity	$3,179,528			$2,928,795

Excess of interest-earning assets
over interest-bearing liabilities	$168,305			$202,059

Net interest and dividend income		$20,969			$21,060

Interest rate spread			2.78%			2.91%

Net interest margin			3.00%			3.25%

(1)	Weighted average yields have been computed on a tax-equivalent basis.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

Net interest income for the first quarter of 2008 was essentially flat compared to the same quarter in 2007. The net interest margin for the first quarter of 2008 was 3.00% compared to 3.25% for the first quarter of 2007. The first quarter of 2007 included $1.4 million, or 0.21% of margin, of income related to reverse mortgages compared to $22,000 of reverse mortgage income recorded in the first quarter of 2008. Also during the first quarter of 2007, the net interest margin was negatively impacted by a $335,000, or 0.05% of margin, charge related to the pre-payment of a $50.0 million FHLB borrowing. Primarily as a result of these items, the net interest margin decreased 25 basis points (0.25%) to 3.00% at March 31, 2008, from 3.25% reported in the first quarter of 2007. Loans, with a yield of 6.70%, increased $219.4 million while mortgage-backed securities with a yield of 4.83% declined $13.7 million mostly due to scheduled repayments. In addition, interest-bearing retail deposits, with a rate of 2.90% increased $37.2 million, while FHLB advances, with a rate of 3.89%, increased $214.4 million.

Allowance for Loan Losses

We maintain allowances for credit losses and charge losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant judgment reflecting management’s best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (“SAB 102”). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

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

Historical loss adjustment factors are based upon management’s evaluation of various current conditions, including those listed below.

•	General economic and business conditions affecting the Bank’s key lending areas,
•	Credit quality trends,
•	Recent loss experience in particular segments of the portfolio,
•	Collateral values and loan-to-value ratios,
•	Loan volumes and concentrations, including changes in mix,
•	Seasoning of the loan portfolio,
•	Specific industry conditions within portfolio segments,
•	Bank regulatory examination results, and
•	Other factors, including changes in quality of the loan origination, servicing and risk management processes.

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses. We also give consideration to the results of these regulatory agency examinations. The provision for loan losses increased to $2.4 million for the first quarter of 2008 from $371,000 during the first quarter of 2007, primarily the result of a deteriorating credit environment and its impact on our loan portfolio.

The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	Three months ended March 31,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$25,252	$27,384
Provision for loan losses	2,390	371

Charge-offs:
Residential real estate	70	—
Commercial real estate (1)	—	—
Commercial	216	—
Overdrafts	285	353
Consumer	434	107
Total charge-offs	1,005	460
Recoveries:
Residential real estate	2	1
Commercial real estate (1)	4	118
Commercial	41	74
Overdrafts	140	119
Consumer	44	22
Total recoveries	231	334

Net charge-offs	774	126
Ending balance	$26,868	$27,629

Net charge-offs to average gross loans
outstanding, net of unearned income (2)	0.14%	0.02%

(1)	Includes commercial mortgage and construction loans.
(2)	Ratios for the three months ended March 31, 2008 and 2007 are annualized.

Noninterest Income

Noninterest income for the quarter ended March 31, 2008 was $12.5 million compared to the $10.7 million for the first quarter of 2007, an increase of $1.8 million or 17%. This increase included a $1.4 million gain on the sale of shares related to the completion of Visa’s initial public offering in March 2008. The gain was partially offset by a $303,000 charge related to the mark-to-market adjustment of trading securities as a result of widening spreads for mortgage securities. Apart from the aforementioned items, noninterest income increased by $706,000, or 7%. This increase was also a result of overall growth in deposits and loans, and the related fees associated with these products. The recently formed reverse mortgage origination initiative also contributed $128,000 to this increase.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2008 was $20.9 million for an increase of $1.6 million, or 8%, over the $19.4 million reported for the same period in 2007. Salaries, benefits and other compensation expense increased $637,000, or 6%, while occupancy expense increased by $275,000, or 15%. These increases are mainly attributable to our continued growth efforts including the relocation of our corporate headquarters to the WSFS Bank Center in March 2007. In addition, professional fees increased $196,000 mostly as a result of additional legal fees related to loan workout circumstances.

During the fourth quarter of 2007 the Company recorded a $1.2 million charge related to its share of the Visa lawsuit with American Express, Discover and other pending Visa-related litigation. The first quarter of 2008 included a reversal of $562,000 of the indemnification relating to American Express and Discover, resulting from the completion of Visa’s initial public offering (IPO) in March. The remainder of this contingent liability, $642,000, will remain on our balance sheet until the other pending Visa-related lawsuits are resolved.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded a provision for income taxes of $2.9 million during the three months ended March 31, 2008 compared to an income tax provision of $4.3 million for the same period in 2007. The effective tax rate for the three- month periods ended March 31, 2008 and 2007 were 29% and 36%, respectively. This decreased effective tax rate is primarily due to a reduction in unrecognized tax benefits related to the expiration of statutes of limitations during the three months ended March 31, 2008.

The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, Bank-Owned Life Insurance (“BOLI”) income and fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008 and the impact of the adoption is discussed in detail in Note 7, Fair Value of Financial Assets, to the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We adopted SFAS 159 on January 1, 2008 and it did not have a material effect on our Consolidated Financial Statements during the first quarter of 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). This Statement changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We have not yet determined whether there will be a material impact on our Consolidated Financial Statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This Statement requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We do not believe the adoption of SFAS 160 will have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”). The staff position delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157. The new staff position defers the effective date of SFAS No. 157 to January 1, 2009 for items within the scope of the staff position. . In accordance with FSP 157-2, we will delay application of FAS 157 for nonfinancial assets and nonfinancial liabilities, until January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“SFAS 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 as of January 1, 2009 will not have a material impact on our Consolidated Financial Statements as it impacts Financial Statement disclosure only.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Commission’s rules and forms is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)

Changes in internal control over financial reporting. During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not engaged in any legal proceedings of a material nature at March 31, 2008. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists purchases of our Common Stock during the first quarter of 2008.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	Of Shares that May
	of Shares	Price Paid	As Part of Publicly	Yet Be purchased
	Purchased	Per Share	Announced Plans	Under the Plans

January 1, to January 31, 2008	-	$0.00	-	579,500

February 1, to February 29, 2008	-	$0.00	-	579,500

March 1, to March 31, 2008	40,000	$50.25	40,000	539,500

Total for the quarter ended March 31, 2008	40,000	$50.25

In September 2007, the Board of Directors approved an authorization to repurchase up to an additional 10% of its outstanding shares of common stock, or 630,000 shares.

There is no expiration date under the Plan.

Item 3.	Defaults upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
(a)	Exhibit 31 – Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(b)	Exhibit 32 – Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date: May 12, 2008	/s/ MARK A. TURNER
Mark A. Turner
President and Chief Executive Officer

Date: May 12, 2008	/s/STEPHEN A. FOWLE
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer