Form 10-Q
period 2008-06-30
WSFS FINANCIAL CORP
filed 2008-08-11
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, August 1, 2008:

Common Stock, par value $.01 per share	6,135,559
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statement of Operations for the Three and Six Months
	Ended June 30, 2008 and 2007	3

	Consolidated Statement of Condition as of June 30, 2008
	and December 31, 2007	4

	Consolidated Statement of Cash Flows for the Six Months Ended
	June 30, 2008 and 2007	5

	Notes to the Consolidated Financial Statements for the Three and
	Six Months Ended June 30, 2008 and 2007	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

Exhibit 31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2008	2007		2008	2007
			(Unaudited)
Interest income:	(In Thousands, Except Per Share Data)
Interest and fees on loans	$34,464	$39,385		$72,146	$77,854
Interest on mortgage-backed securities	5,715	6,001		11,703	12,238
Interest and dividends on investment securities	202	723		540	2,437
Other interest income	414	558		966	1,226
	40,795	46,667		85,355	93,755
Interest expense:
Interest on deposits	9,223	14,299		21,352	28,687
Interest on Federal Home Loan Bank advances	7,356	9,538		16,324	18,460
Interest on trust preferred borrowings	783	1,161		1,801	2,338
Interest on other borrowings	1,066	1,529		2,542	3,070
	18,428	26,527		42,019	52,555
Net interest income	22,367	20,140		43,336	41,200
Provision for loan losses	2,433	1,273		4,823	1,644
Net interest income after provision for loan losses	19,934	18,867		38,513	39,556

Noninterest income:
Credit/debit card and ATM income	4,314	5,074		8,845	9,557
Deposit service charges	4,174	3,854		7,972	7,456
Loan fee income	1,004	581		1,647	1,142
Investment advisory income	591	598		1,246	1,192
Bank owned life insurance income	456	542		1,030	1,099
Mortgage banking activities, net	93	78		198	150
Securities gains	53	—		1,120	—
Other income	986	889		2,119	1,753
	11,671	11,616		24,177	22,349
Noninterest expenses:
Salaries, benefits and other compensation	11,297	10,251		22,784	21,101
Occupancy expense	2,063	2,083		4,170	3,915
Equipment expense	1,533	1,345		2,996	2,591
Data processing and operations expenses	1,082	946		2,120	1,889
Marketing expense	1,161	867		2,068	1,609
Professional fees	723	654		1,572	1,307
Other operating expense	3,311	2,881		6,397	5,973
	21,170	19,027		42,107	38,385

Income before taxes	10,435	11,456		20,583	23,520
Income tax provision	3,735	4,227		6,637	8,510
Net income	$6,700	$7,229		$13,946	$15,010

Earnings per share:
Basic	$1.09	$1.15		$.27	$.34
Diluted	$1.07	$1.11		$.22	$.26

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets	(In Thousands, Except Share Data)
Cash and due from banks	$76,543	$83,936
Cash in non—owned ATMs	167,693	182,523
Interest—bearing deposits in other banks	225	1,078
Total cash and cash equivalents	244,461	267,537
Investment securities held—to—maturity	1,511	1,516
Investment securities available—for—sale including reverse mortgages	31,357	26,756
Mortgage—backed securities available—for—sale	445,026	484,428
Mortgage—backed securities trading	12,182	12,364
Loans held—for—sale	1,379	2,404
Loans, net of allowance for loan losses of $28,198 at June 30, 2008
and $25,252 at December 31, 2007	2,289,629	2,231,576
Bank owned life insurance	58,581	57,551
Stock in Federal Home Loan Bank of Pittsburgh, at cost	40,172	45,537
Assets acquired through foreclosure	1,248	703
Premises and equipment	35,326	34,851
Accrued interest receivable and other assets	37,171	34,965

Total assets	$3,198,043	3,200,188

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest—bearing demand	$302,969	$290,424
Interest—bearing demand	169,741	171,363
Money market	293,703	303,931
Savings	195,817	196,571
Time	379,953	366,717
Jumbo certificates of deposit — customer	146,473	150,191
Total customer deposits	1,488,656	1,479,197
Other jumbo certificates of deposit	78,618	98,758
Brokered deposits	288,590	249,206
Total deposits	1,855,864	1,827,161

Federal funds purchased and securities sold under agreements to repurchase	75,000	75,000
Federal Home Loan Bank advances	833,130	898,280
Trust preferred borrowings	67,011	67,011
Other borrowed funds	108,531	94,869
Accrued interest payable and other liabilities	41,633	26,537
Total liabilities	2,981,169	2,988,858

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized;
none issued and outstanding	—	—
Common stock $.01 par value, 20,000,000 shares authorized; issued
15,690,283 at June 30, 2008 and 15,673,865 at December 31, 2007	157	157
Capital in excess of par value	84,228	83,077
Accumulated other comprehensive loss	(9,633)	(3,861)
Retained earnings	389,273	376,682
Treasury stock at cost, 9,555,569 shares at June 30, 2008 and 9,507,069
shares at December 31, 2007	(247,151)	(244,725)
Total stockholders’ equity	216,874	211,330
Total liabilities and stockholders’ equity	$3,198,043	$3,200,188

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	(Unaudited)
	(In Thousands)
Operating activities:
Net income	$13,946	$15,010
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,823	1,644
Depreciation, accretion and amortization	3,221	2,588
Decrease in accrued interest receivable and other assets	3,533	3,478
Origination of loans held—for—sale	(13,631)	(14,436)
Proceeds from sales of loans held—for—sale	14,619	13,967
Gain on mortgage banking activity	(198)	(150)
Loss on mark to market adjustment on trading securities	250	—
Securities gain from sale of Visa, Inc shares	(1,370)	—
Stock—based compensation expense (net of tax benefit recognized)	377	415
Excess tax benefits from share—based payment arrangements	(37)	(934)
Increase in accrued interest payable and other liabilities	15,116	2,282
Gain on sale of assets acquired through foreclosure	37	—
Increase in value of bank—owned life insurance	(1,030)	(1,099
Decrease (increase) in capitalized interest, net	18	(1,734)
Net cash provided by operating activities	39,674	21,031

Investing activities:
Maturities of investment securities	6,070	35,010
Purchase of investments available—for—sale	(12,015)	(7,487)
Repayments of mortgage—backed securities available—for—sale	40,231	41,423
Purchases of mortgage—backed securities available—for—sale	(9,849)	—
Repayments of reverse mortgages	1,247	1,243
Disbursements for reverse mortgages	(116)	(1,014)
Purchase of Cypress Capital Management LLC	—	(240)
Purchase of ATM vault cash business	—	(383)
Purchase of 1st Reverse Financial Services LLC	(2,307)	—
Sale of loans	—	725
Purchase of loans	(2,620)	(1,239)
Net increase in loans	(62,173)	(66,600)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	5,365	2,506
Sales of assets acquired through foreclosure, net	1,010	—
Proceeds from sale of Visa, Inc. shares	1,370	—
Deferred gain on sale of investment in partnership	—	1,282
Investment in premises and equipment, net	(2,880)	(5,596)
Net cash used for investing activities	(36,667)	(370)

	Financing activities:
	Net increase in demand and savings deposits	13,603	96,238
	Net increase in time deposits	28,434	5,349
	Net decrease in securities sold under agreement to repurchase	—	(23,400)
	Receipts from FHLB advances	47,732,887	8,543,680
	Repayments of FHLB advances	(47,798,037)	(8,593,331)
	Dividends paid on common stock	(1,355)	(1,161)
	Issuance of common stock and exercise of employee stock options	774	2,331
	Excess tax benefit from share—based payment arrangements	37	934
	Purchase of treasury stock	(2,426)	(28,625)
	Decrease in minority interest	—	(20)
	Net cash (used for) provided by financing activities	(26,083)	1,995
(	Decrease) increase in cash and cash equivalents	(23,076)	22,656
	Cash and cash equivalents at beginning of period	267,537	241,824
	Cash and cash equivalents at end of period	$244,461	$264,480

	Supplemental Disclosure of Cash Flow Information:
	Cash paid for interest during the period	$41,465	$47,959
	Cash paid for income taxes, net	1,789	8,121
	Loans transferred to assets acquired through foreclosure	1,592	—
	Net change in other comprehensive income	(5,773)	(1,841)
	Net transfer of loans to loans held—for—sale	247	128

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

1. BASIS OF PRESENTATION

Our consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Montchanin Capital Management, Inc. (“Montchanin”) and its wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a wholly-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities directly to the public and through the Bank’s retail banking system. WSFS Bank also has a non-wholly owned subsidiary, 1st Reverse Financial Services, LLC (1st Reverse), specializing in business-to-business reverse mortgage lending through banks and financial institutions throughout the United States.

Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum. We serve customers from our 34 retail banking and loan production offices located in Delaware, Southeastern Pennsylvania and Northern Virginia and through our website at www.wsfsbank.com.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Per Rule 10-01 of Regulation S-X, we are not required to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and six months period ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). We adopted SFAS 123R beginning January 1, 2006 using the Modified Prospective Application Method. The impact of expensing stock options for the three months ended June 30, 2008, was $211,000 (pre-tax) or $0.03 (after-tax) per share, to salaries, benefits and other compensation. This compares to $226,000 (pre-tax) or $0.03 (after-tax) per share for the three months ended June 30, 2007. The impact of expensing stock options for the six months ended June 30, 2008, was $439,000 (pre-tax) or $0.06 (after-tax) per share, to salaries, benefits and other compensation. This compares to $480,000 (pre-tax) or $0.06 (after-tax) per share for the six months ended June 30, 2007.

We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Corporation and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At June 30, 2008, there were 366,923 shares available for future grants under the 2005 Plan.

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

A summary of the status of our Stock Incentive Plans and changes during the quarter then ended is presented below:

	June 2008		June 2007
		Weighted-		Weighted—
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	712,386	$43.29	690,614	$39.81
Granted	—	—	—	—
Exercised	(2,460)	14.16	(58,860)	19.41
Forfeited	(4,929)	60.41	(8,325)	58.74
Outstanding at end of period	704,997	43.27	623,429	41.49

Exercisable at end of period	431,451	33.87	352,775	28.13

Weighted—average fair value
of awards granted	$—		—

On April 1, 2008, 434,940 stock options were exercisable with an intrinsic value of $8.4 million. In addition, at April 1, 2008, there were 277,446 nonvested options with a grant date fair value of $12.39. During the second quarter of 2008, 852 options vested with no intrinsic value, and a grant date fair value of $12.44 per option. Also during the quarter, 2,460 options were exercised with an intrinsic value of $93,000. There were 431,451 exercisable options remaining at June 30, 2008, with an intrinsic value of $6.7 million and a remaining contractual term of 3.6 years. At June 30, 2008 there were 704,997 stock options outstanding with an intrinsic value of $6.7 million and a remaining contractual term of 3.8 years. During the second quarter of 2007, 58,860 options were exercised with an intrinsic value of $2.7 million and 3,402 options vested with a grant date fair value of $12.34 per option.

A summary of the status of our Stock Incentive Plans and changes during the six months then ended is presented below:

	June 2008		June 2007
		Weighted-		Weighted—
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	722,582	$43.14	703,427	$39.52
Granted	3,150	48.95	4,980	69.00
Exercised	(13,750)	29.10	(74,903)	22.63
Forfeited	(6,985)	59.92	(10,075)	58.01
Outstanding at end of period	704,997	43.27	623,429	41.49

Exercisable at end of period	431,451	33.87	352,775	28.13

Weighted—average fair value
of awards granted	$9.58		$14.95

Beginning January 1, 2008, 444,653 stock options were exercisable. During the six months ended June 30, 2008, 4,485 options vested with an intrinsic value of $11,000, and a grant date fair value of $13.10 per option. Also during the first six months of 2008, 13,750 options were exercised with an intrinsic value of $275,000. During the first six months of 2007, 74,903 options were exercised with an intrinsic value of $3.2 million and 11,670 options vested with a grant date fair value of $9.25 per option.

The total amount of compensation cost related to nonvested stock options as of June 30, 2008 was $1.6 million. The weighted-average period over which it is expected to be recognized is 2.5 years. We issue new shares upon the exercise of options.

There were no options granted during the second quarter of 2008. During the first six months of 2008, we granted 3,150 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 2.5% in

2008; an expected option life of three and three-quarter years; and an expected stock price volatility of 23.4% in 2008. For the purposes of this option-pricing model, a dividend yield of 0.8% was assumed.

Prior to adoption of SFAS 123R we used a graded-vesting schedule to calculate the expense related to stock options. Since the adoption of SFAS 123R we have used a straight-line schedule to calculate the expense related to new stock options issued.

During the second quarter of 2008 and 2007 we issued 48 and 32 shares, respectively, of restricted stock. During the first two quarters of 2008 and 2007 we issued 92 and 59 shares, respectively, of restricted stock. These awards vest over five years: 0% during the first two years, 25% at the end of each of the third and fourth years and 50% at the end of the fifth year. In addition, during the first six months of 2008 we awarded 2,420 shares to our Board of Directors from this plan as part of their semi-annual retainer. These shares are not subject to a vesting period.

During the second quarter of 2008 we created two new performance-based incentive programs under the terms of the 2005 Plan. Under these programs shares of WSFS stock may be awarded to certain members of management.

In conjunction with changes to our Management Incentive Plan, we created the Performance-Based Restricted Stock Unit Program, which will award up to an aggregate of 7,460 shares of WSFS stock to sixteen participants if specified earnings per share (EPS) targets are attained during 2008. Shares issued under this program are not subject to a vesting period.

The Long-Term Performance-Based Restricted Stock Unit Program will award up to an aggregate of 109,200 shares of WSFS stock to seventeen participants, based on the achievement of targeted levels of return on assets (“ROA”). If an ROA performance level of 1.20% is achieved, under the terms of the plan, up to 54,900 shares will be awarded. If an ROA performance level of 1.35% is achieved, under the terms of the plan, up to 76,100 shares will be awarded. If an ROA performance level of 1.50% or greater is achieved, under the terms of the plan, up to 109,200 shares will be awarded. These increased levels of ROA must be achieved by 2011. Once the targets are met the stock will vest in 25% increments over four years.

We did not recognize any expense related to these two new performance-based incentive programs in the second quarter of 2008.  Expenses related to these programs will be based on the closing stock price as of May 28, 2008 and will commence once the achievement of their targets have been determined to be probable.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In Thousands, Except per Share Data)
Numerator:
Net income	$6,700	$7,229	$13,946	$15,010

Denominator:
Denominator for basic earnings per share — weighted average shares	6,140	6,289	6,155	6,416
Effect of dilutive employee stock options	139	211	140	217
Denominator for diluted earnings per share — adjusted
weighted average shares and assumed exercise	6,279	6,500	6,295	6,633

Basic earnings per share	$1.09	$1.15	$2.27	$2.34

Diluted earnings per share	$1.07	$1.11	$2.22	$2.26

Outstanding common stock equivalents having no dilutive effect	381	99	379	5

3.	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

We have an interest-rate cap with a notional amount of $50.0 million, which limits three-month London InterBank Offered Rate (“LIBOR”) to 6.00% for the ten years ending December 1, 2008. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at June 30, 2008 was essentially zero. The cap is considered a free standing derivative and all changes in the fair value of the cap are recorded in the Consolidated Statement of Operations. During the second quarter of 2008, we did not recognize any interest expense related to the cap.

4.	COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Net income	$6,700	$7,229	$13,946	$15,010

Other Comprehensive Income:

Unrealized holding losses on securities
available—for—sale arising during the period	(8,479)	(6,200)	(9,310)	(2,969)
Tax benefit	3,222	2,356	3,538	1,128
Net of tax amount	(5,257)	(3,844)	(5,772)	(1,841)

Total comprehensive income	$1,443	$3,385	$8,174	$13,169

5.	TAXES ON INCOME

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

The total amount of unrecognized tax benefits as of June 30, 2008 and December 31, 2007 were $2.0 million and $2.6 million, respectively, all of which would affect our effective tax rate if recognized. The total amount of accrued interest included in such unrecognized tax benefits were $514,000 and $660,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense. The $600,000 decrease in the unrecognized tax benefits during 2008 was primarily due to the expiration of statutes of limitations. Other than this decrease, we do not expect the total amount of unrecognized tax benefits will significantly change during 2008.

While our Federal and State tax years 2004 through 2007 remain subject to examination as of June 30, 2008, the Internal Revenue Service (“IRS”) completed its examination of our 2004 through 2006 Federal tax returns during the quarter ended March 31, 2008. We have appealed certain adjustments proposed by the IRS for these tax years, but we do not expect that the resolution of the appeal will have a material effect on our financial position, results of operation or liquidity.

During the fourth quarter of 2007, we donated a N.C. Wyeth mural which was previously displayed in our former headquarters. The estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements in 2007. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the IRS. The IRS is still in the process of evaluating this tax deduction and we anticipate this evaluation to be completed during 2008.

6.	SEGMENT INFORMATION

Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), we discuss our business in three segments. There is one segment for WSFS Bank and one for Cash Connect, the ATM division of WSFS. The third segment, “All Others”, represents the combined contributions of Montchanin, WSFS Investment Group, Inc., and our Wealth Management Services Division. Montchanin, WSFS Investment Group, Inc., and the Wealth Management Services Division each offer different products, to a separate customer base, through distinct distribution methods. Therefore, we have combined Montchanin, WSFS Investment Group, Inc., and the Wealth Management Services Division to form the operating segment “All Others”.

The WSFS Bank segment provides financial products to commercial and retail customers through its main office, 34 retail banking and loan production offices and operations center. Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units are operating departments of WSFS Bank. These departments share the same regulator, market, many of the same customers and provide similar products and services through the general infrastructure of the Company. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment of the Company in accordance with SFAS 131. Also included within the WSFS segment is 1st Reverse.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

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

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three and six months ended June 30, 2008 and 2007 follows:

	For the Three Months Ended June 30,
	2008				2007
	WSFS	Cash Connect	All Others (1)	Total	WSFS	Cash Connect	All Others (1)	Total
	(in Thousands)
External customer revenues:
Interest income	$40,795	$—	$—	$40,795	$46,667	$—	$—	$46,667
Noninterest income	7,314	3,382	975	11,671	6,530	4,216	870	11,616
Total external customer revenues	48,109	3,382	975	52,466	53,197	4,216	870	58,283

Inter-segment revenues:
Interest income	879	—	—	879	2,167	—	—	2,167
Noninterest income	902	170	—	1,072	630	177	—	807
Total inter-segment revenues	1,781	170	—	1,951	2,797	177	—	2,974

Total revenue	49,890	3,552	975	54,417	55,994	4,393	870	61,257

External expenses:
Interest expense	18,428	—	—	18,428	26,527	—	—	26,527
Noninterest expenses	18,835	1,354	981	21,170	16,778	1,029	1,220	19,027
Provision for loan loss	2,433	—	—	2,433	1,273	—	—	1,273
Total external expenses	39,696	1,354	981	42,031	44,578	1,029	1,220	46,827

Inter-segment expenses
Interest expense	—	879	—	879	—	2,167	—	2,167
Noninterest expenses	170	242	660	1,072	177	285	345	807
Total inter-segment expenses	170	1,121	660	1,951	177	2,452	345	2,974

Total expenses	39,866	2,475	1,641	43,982	44,755	3,481	1,565	49,801

Income before minority interest and taxes	$10,024	$1,077	$(666)	$10,435	$11,239	$912	$(695)	$11,456

Income tax provision				3,735				4,227
Consolidated net income				$6,700				$7,229

Cash and cash equivalents	$74,925	$167,693	$1,843	$244,461	$86,152	$176,987	$1,341	$264,480
Other segment assets	2,936,873	14,713	1,996	2,953,582	2,739,144	12,464	2,031	2,753,639

Total segment assets	$3,011,798	$182,406	$3,839	$3,198,043	$2,825,296	$189,451	$3,372	$3,018,119

Capital expenditures	$1,072	$26	$—	$1,098	$2,461	$1	$3	$2,465

(1)	Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

	For the Six Months Ended June 30,
	2008				2007
	WSFS	Cash Connect	All Others (1)	Total	WSFS	Cash Connect	All Others (1)	Total
	(in Thousands)
External customer revenues:
Interest income	$85,355	$—	$—	$85,355	$93,755	$—	$—	$93,755
Noninterest income	14,951	7,168	2,058	24,177	12,695	7,886	1,768	22,349
Total external customer revenues	100,306	7,168	2,058	109,532	106,450	7,886	1,768	116,104

Inter-segment revenues:
Interest income	2,314	—	—	2,314	4,075	—	—	4,075
Noninterest income	1,698	336	—	2,034	1,182	330	—	1,512
Total inter-segment revenues	4,012	336	—	4,348	5,257	330	—	5,587

Total revenue	104,318	7,504	2,058	113,880	111,707	8,216	1,768	121,691

External expenses:
Interest expense	42,019	—	—	42,019	52,555	—	—	52,555
Noninterest expenses	37,127	2,720	2,260	42,107	33,888	2,298	2,199	38,385
Provision for loan loss	4,823	—	—	4,823	1,644	—	—	1,644
Total external expenses	83,969	2,720	2,260	88,949	88,087	2,298	2,199	92,584

Inter-segment expenses
Interest expense	—	2,314	—	2,314	—	4,075	—	4,075
Noninterest expenses	336	461	1,237	2,034	330	531	651	1,512
Total inter-segment expenses	336	2,775	1,237	4,348	330	4,606	651	5,587

Total expenses	84,305	5,495	3,497	93,297	88,417	6,904	2,850	98,171

Income before minority interest and taxes	$20,013	$2,009	$(1,439)	$20,583	$23,290	$1,312	$(1,082)	$23,520

Income tax provision				6,637				8,510
Consolidated net income				$13,946				15,010

Cash and cash equivalents	$74,925	$167,693	$1,843	$244,461	$86,152	$176,987	$1,341	$264,480
Other segment assets	2,936,873	14,713	1,996	2,953,582	2,739,144	12,464	2,031	2,753,639

Total segment assets	$3,011,798	$182,406	$3,839	$3,198,043	$2,825,296	$189,451	$3,372	$3,018,119

Capital expenditures	$2,727	$59	$1	$2,787	$5,180	$5	$4	$5,189

(1)	Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

7.	FAIR VALUE OF FINANCIAL ASSETS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of June 30, 2008 (there are no material liabilities measured at fair value):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Asset	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available for sale securities	$—	$475,563	$—	$475,563
Trading Securities	—	—	12,182	12,182
Total assets measured at fair value on a recurring basis	$—	$475,563	$12,182	$487,745

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired Loans	$—	$10,769	$—	$10,769
Total assets measured at fair value on a nonrecurring basis	$—	$10,769	$—	$10,769

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

Available for sale securities. Securities classified as available for sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $26.5 million in Federal Agency debentures, $139.1 million in Federal Agency MBS, $305.9 million of Private Label MBS, and $4.1 million in municipal bonds. All Agency and MBS securities are AAA-rated. We believe that this Level 2 designation is appropriate for these securities under SFAS 157 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. The decrease in value from December 31, 2007 reflects an increase in the yield premium that investors demand on similarly rated investment securities. As of December 31, 2007, the median of a selection of BBB-rated securities was 2.30% above LIBOR while the same securities traded at 3.70% over LIBOR as of June 30, 2008. Our expectations of the likely cash flows from these securities have not changed. The cash flow in this investment has performed significantly better than expectation since its issuance in 2002 and all tranches senior to the BBB security have completely paid off other than the AAA-rated class, which has $102.3 million of the initial $254.8 million in principal balance remaining. Additionally, there is significant over collateralization for all classes outstanding. There has never been an active market for these securities. As a result, the value assigned to this security is determined through a discounted cash flow analysis, which uses interest rates and prepayment speeds as inputs. All of these assumptions require a significant degree of management judgment. As such, we classify these trading securities as Level 3.

The changes in Level 3 assets measured at fair value are summarized as follows:

Trading
Securities
(in Thousands)
Balance at January 1, 2008	$12,364
Total net losses for the period included in net income	(182)
Purchases, sales, issuances, and settlements, net	—
Balance at June 30, 2008	$12,182

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $25.9 million at June 30, 2008. The valuation allowance on impaired loans was $2.4 million as of June 30, 2008. During the six months ended June 30, 2008, we recognized impairment charges of $1.5 million related to approximately $10.8 million in loans.

8.	INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales. Generally, we do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. We sell fixed-rate, conforming first mortgage loans to Freddie Mac and other investors as part of our ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate or, in some cases, individual loans. Gains and losses on sales of loans are recognized at the time of the sale.

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. From January 2007 through the second quarter of 2008, we have had no repurchases under these indemnifications.

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

At June 30, 2008, there were thirty-two variable-rate to fixed-rate swap transactions between the third party financial institutions and customers of ours, compared to twenty-six at December 31, 2007. The initial notional amount aggregated approximately $131.6 million at June 30, 2008 compared with $108.3 million at December 31, 2007, with maturities ranging from approximately two months to fifteen years. The aggregate fair value of these swaps to the customers was a liability of $4.3 million at June 30, 2008 and $4.7 million at December 31, 2007.

9.	ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for us.

We account for our obligations under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”). SFAS 106 requires that the costs of these benefits be recognized over an Associate’s active working career. Disclosures are in accordance with SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”)

The following disclosures of the net periodic benefit cost components of post-retirement benefits were measured at January 1, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
(In thousands)
	2008	2007	2008	2007

Service cost	$35	$35	$71	$69
Interest cost	35	31	69	62
Amortization of transition obligation	15	15	30	30
Net loss recognition	4	5	8	10
Net periodic benefit cost	$89	$86	$178	$171

10.	SUBSEQUENT EVENT

On July 28, 2008, we announced that we have signed a definitive agreement with Sun National Bank, the primary subsidiary of Vineland, New Jersey based Sun Bancorp, Inc., for the acquisition of all six of Sun National Bank’s Delaware branches. As part of the transaction, we will assume approximately $110 million in deposits and will pay a 12% premium on balances as of the date of closing. We will not acquire any loans in the pending transaction. The transaction is expected to close in the fourth quarter of 2008, subject to standard regulatory approvals.

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

The Bank’s core banking business is commercial lending funded by customer-generated deposits. We have built a $1.6 billion commercial loan portfolio by recruiting high quality, seasoned, commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 34 branch retail banking and loan production offices located in Delaware, Southeastern Pennsylvania and Northern Virginia. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

In 2005, we established WSFS Wealth Strategies, our wealth management services division. We built this division in response to demand from our commercial banking clients as their businesses and our relationships with them matured. We also built this business to provide stellar service and a strong product offering to non-ultra wealthy clients - those with less than $5 million in investable assets. Our wealth management business is complemented by an asset management company, Cypress Capital, which we acquired in 2004.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $233 million in vault cash in approximately 10,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 300 ATMs for WSFS Bank, which owns the largest branded ATM network in Delaware.

During the second quarter of 2008 we acquired a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), specializing in business-to-business reverse mortgage lending through banks and financial institutions throughout the United States.

FORWARD-LOOKING STATEMENTS

Within this report and financial statements, we have included certain “forward-looking statements” concerning our future operations. Statements contained in this report which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. It is our desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing us of the protections of such safe harbor with respect to all “forward-looking statements”. We have used “forward-looking statements” to describe the future plans and strategies including expectations of our future financial results. Our ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, stock market trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, liquidity, operating risk, our ability to successfully integrate acquisitions, uncertainty of estimates in general and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements. Actual results may differ materially from our expectations. We do not undertake, and specifically disclaim any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

As part of our problem loan management process, we may, from time to time, make decisions to protect our interests which may affect the basis in a problem loan or our estimate of the realizable value of a problem loan.  For example, to improve our first lien position in a non-accrual loan, in August 2008 we purchased a note related to this non-accrual loan from another lender for up to $1 million.  Related to the same credit, in August 2008, we made a loan to an interested third party that is expected to add up to $2.8 million to its estimated realizable value.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets decreased $2.1 million, or less than 1% during the six months ended June 30, 2008. Mortgage-backed securities decreased $39.4 million, or 8%, mainly due to repayments. In addition, between December 31, 2007 and June 30, 2008, cash in non-owned ATMs decreased $14.8 million, or 8%. The decrease is attributable to the higher cash balances required for ATMs during the fourth quarter of 2007, due to seasonal demand. Partially offsetting these decreases was a $58.1 million increase in loans, primarily commercial and commercial real estate loans.

Total liabilities decreased $7.7 million, or less than 1% between December 31, 2007 and June 30, 2008. This decrease was mainly due to a $65.2 million decrease in Federal Home Loan Bank (“FHLB”) advances, resulting from the use of excess funds from mortgage-backed security repayments to repay advances. In addition, other jumbo certificates of deposit decreased by $20.1 million, or 20%. Partially offsetting these decreases were increases in brokered deposits and other borrowed funds of $39.4 million and $13.7 million, or 16% and 14%, respectively. Additionally, customer deposits increased by $9.5 million or 1%.

Capital Resources

Stockholders’ equity increased $5.5 million between December 31, 2007 and June 30, 2008. This increase was mainly due to net income of $13.9 million and an increase of $1.2 million from the issuance of common stock and upon the exercise of employee stock options. These increases were partially offset by an increase of $5.8 million in accumulated other comprehensive loss during the first six months of 2008 due, in part, to a decrease in the fair value of securities available-for-sale. In addition, 48,500 shares of our common stock were re-purchased for $2.4 million ($50.02 per share average). At June 30, 2008 we held 9.6 million shares of common stock in our treasury at a cost of $247.2 million. Finally, we declared cash dividends totaling $1.4 million during the six months ended June 30, 2008.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of June 30, 2008 (dollars in thousands):

					To be Well-Capitalized
	Consolidated		For Capital		Under Prompt Corrective
	Bank Capital		Adequacy Purposes		Action Provisions
		% of		% of		% of
	Amount	Assets	Amount	Assets	Amount	Assets
Total Capital (to Risk-Weighted Assets)	$308,278	12.02%	$205,255	8.00%	256,569	10.00%
Core Capital (to Adjusted Total Assets)	282,876	8.83	128,109	4.00	160,137	5.00
Tangible Capital (to Tangible Assets)	282,876	8.83	48,041	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	282,876	11.03	102,628	4.00	153,941	6.00

Under Office of Thrift Supervision (“OTS”) capital regulations, savings institutions such as the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. At June 30, 2008 the Bank was in compliance with regulatory capital requirements and is considered a “well-capitalized” institution.

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

During the six months ended June 30, 2008, cash and cash equivalents decreased $23.1 million to $244.5 million. Net loan growth resulted in the use of $62.2 million in cash, and was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. Also, during the six months ended June 30, 2008, net borrowings from the FHLB decreased $65.2 million, resulting in a decrease in cash. Partially offsetting these decreases was $42.0 million in cash provided through the net increase in demand, savings and time deposits, while $39.7 million in cash was provided by operating activities.

NONPERFORMING ASSETS

The following table shows our nonperforming assets and past due loans at the dates indicated. Nonperforming assets include nonaccruing loans, nonperforming real estate investments, assets acquired through foreclosure and troubled debt restructuring. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectibility of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

	June 30,	December 31,
	2008	2007
	(In Thousands)
Nonaccruing loans:
Commercial	$3,122	$17,187
Consumer	543	835
Commercial mortgage	3,956	3,873
Residential mortgage	4,053	2,417
Construction	16,615	6,794

Total nonaccruing loans	28,289	31,106
Assets acquired through foreclosure	1,248	703
Restructured loans	905	—

Total nonperforming assets	$30,442	$31,809

Past due loans:(1)
Residential mortgages	12	388
Commercial and commercial mortgages	—	14
Consumer	39	173

Total past due loans	$51	$575

Ratios:
Nonaccruing loans to total loans (2)	1.22%	1.38%
Allowance for loan losses to total loans (2)	1.22%	1.12%
Nonperforming assets to total assets	0.95%	0.99%
Loan loss allowance to nonaccruing loans (3)	91.24%	78.80%
Loan and foreclosed asset allowance to total
nonperforming assets (3)	84.79%	77.06%

(1)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)	Total loans exclude loans held for sale.
(3)	Total applicable allowance represents general valuation allowances only.

Nonperforming assets decreased $1.4 million between December 31, 2007 and June 30, 2008. Decreases to nonperforming assets during the first six months of 2008 primarily consisted of reductions of $20.4 million, including the sale of one relationship consisting of $18.7 million of commercial loans.  In addition, other reductions included $549,000 of transfers to accrual status and $1.2 million of charge-offs/write downs.  Increases to nonperforming assets of $20.8 million, during the first six months of 2008, included one $9.7 million residential development loan.  The analysis of the change in the balance of non-performing assets is presented below.

	For the six	For the
	months ended	year ended
	June 30, 2008	December 31, 2007
	(In Thousands)
Beginning balance	$31,809	$4,220
Additions	20,831	37,017
Collections	(20,410)	(3,029)
Transfers to accrual	(549)	(295)
Charge-offs / write-downs, net	(1,239)	(6,104)
Ending balance	$30,442	$31,809

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by management. At June 30, 2008, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $17.7 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 98% at March 31, 2008 to 99% at June 30, 2008. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -0.55% at June 30, 2008 from -1.33% at March 31, 2008. The change in sensitivity since March 31, 2008 is the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a “Management of Interest Rate Risk, Investment Securities and Derivative Activities.” This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at June 30, 2008 and 2007, calculated in compliance with Thrift Bulletin No. 13a:

	At June 30,
	2008		2007
Change in	% Change in		% Change in
Interest Rate	Net Interest	Net Portfolio	Net Interest	Net Portfolio
Basis Points	Margin (1)	Value Ratio (2)	Margin (1)	Ratio (2)

+300	2%	10.03%	-1%	8.97%
+200	1%	10.11%	0%	9.59%
+100	0%	10.26%	0%	10.08%
0	0%	10.41%	0%	10.30%
-100	-2%	10.94%	1%	10.41%
-200	-3%	11.02%	1%	10.57%
-300 (3)	-4%	11.35%	1%	10.61%

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 300 basis points is not deemed meaningful at June 30, 2008 given the low absolute level of interest rates at that time.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Results of Operations

We recorded net income of $6.7 million ($10.4 million pre-tax) or $1.07 per diluted share for the second quarter of 2008. This compares to $7.2 million ($11.5 million pre-tax) or $1.11 per diluted share for the same quarter last year. Earnings for the second quarter for 2008 were impacted by an increase in the provision for loan losses to $2.4 million compared to the $1.3 million in the second quarter of 2007. This increase was due to continued loan growth and the effect of current economic conditions on the loan portfolio as well as specific reserves on certain impaired loans. In addition, noninterest expenses increased $2.1 million mainly due to our continued growth efforts (discussed further in the noninterest expense section).  Net interest income for the second quarter of 2008 improved by $2.2 million in comparison to the second quarter of 2007.

Net income of $13.9 million ($20.6 million pre-tax) or $2.22 per diluted share was recorded for the first six months of 2008. This compares to $15.0 million ($23.5 million pre-tax) or $2.26 per diluted share for the same six months in 2007. Consistent with the quarterly results, earnings for the first six months of 2008 were impacted by a $4.8 million provision for loan losses, an increase of $3.2 million over the first six months of 2007.  In addition, noninterest expenses increased $3.7 million over the first six months of 2007 mainly due to our continued growth efforts (discussed further in the noninterest expense section).  Net interest income for the first six months of 2008 improved by $2.1 million in comparison to the first six months of 2007.  Noninterest income increased $1.8 million, mainly due to the gain on the sale of shares related to the completion of Visa's initial public offering (IPO).

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30,
	2008			2007
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$754,051	$11,407	6.05%	$663,812	$13,807	8.32%
Residential real estate loans	438,132	6,339	5.79	460,592	6,530	5.67
Commercial loans	821,889	12,446	6.12	687,493	14,001	8.22
Consumer loans	276,695	4,272	6.21	268,472	5,047	7.54
Total loans	2,290,767	34,464	6.07	2,080,369	39,385	7.63
Mortgage-backed securities (4)	463,196	5,715	4.94	489,318	6,001	4.91
Investment securities (4) (5)	31,698	202	2.55	28,242	723	10.24
Other interest-earning assets	42,829	414	3.89	39,117	558	5.72
Total interest-earning assets	2,828,490	40,795	5.81	2,637,046	46,667	7.12
Allowance for loan losses	(26,998)			(27,789)
Cash and due from banks	62,679			70,648
Cash in non-owned ATMs	174,223			157,690
Bank owned life insurance	58,283			56,035
Other noninterest-earning assets	68,784			67,315
Total assets	$3,165,461			$2,960,945

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$167,939	$184	0.44%	$147,552	$322	0.88%
Money market	300,181	1,158	1.55	309,655	3,002	3.89
Savings	195,646	139	0.29	217,117	439	0.81
Retail time deposits	525,982	5,046	3.86	458,298	5,353	4.68
Total interest-bearing retail deposits	1,189,748	6,527	2.21	1,132,622	9,116	3.23
Jumbo certificates of deposits	85,861	635	2.97	99,079	1,311	5.31
Brokered certificates of deposit	275,041	2,061	3.01	287,025	3,872	5.41
Total interest-bearing deposits	1,550,650	9,223	2.39	1,518,726	14,299	3.78
FHLB of Pittsburgh advances	842,780	7,356	3.45	741,095	9,538	5.09
Trust preferred borrowings	67,011	783	4.62	67,011	1,161	6.85
Other borrowed funds	178,556	1,066	2.39	127,905	1,529	4.78
Total interest-bearing liabilities	2,638,997	18,428	2.79	2,454,737	26,527	4.32
Noninterest-bearing demand deposits	281,908			278,360
Other noninterest-bearing liabilities	26,372			24,376
Minority interest	—			38
Stockholders’ equity	218,184			203,434
Total liabilities and stockholders’ equity	$3,165,461			$2,960,945

Excess of interest-earning assets over interest-bearing liabilities	$189,493			$182,309
Net interest and dividend income		$22,367			$20,140

Interest rate spread			3.02%			2.80%
Net interest margin			3.20%			3.10%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

	Six Months Ended June 30,
	2008			2007
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$750,743	$24,642	6.56%	$659,763	$27,497	8.34%
Residential real estate loans	441,906	12,837	5.81	466,614	13,267	5.69
Commercial loans	808,512	25,693	6.42	669,601	27,065	8.20
Consumer loans	277,048	8,974	6.51	267,426	10,025	7.56
Total loans	2,278,209	72,146	6.38	2,063,404	77,854	7.60
Mortgage-backed securities (4)	479,367	11,703	4.88	499,216	12,238	4.90
Investment securities (4) (5)	30,702	540	3.52	30,488	2,437	15.99
Other interest-earning assets	44,062	966	4.40	38,487	1,226	6.42
Total interest-earning assets	2,832,340	85,355	6.07	2,631,595	93,755	7.17
Allowance for loan losses	(26,247)			(27,749)
Cash and due from banks	66,435			68,920
Cash in non-owned ATMs	174,818			149,897
Bank owned life insurance	58,016			55,756
Other noninterest-earning assets	67,132			66,540
Total assets	$3,172,494			$2,944,959

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$164,886	$510	0.62%	$141,541	$592	0.84%
Money market	302,204	3,330	2.22	312,574	6,089	3.93
Savings	195,043	397	0.41	218,507	884	0.82
Retail time deposits	515,068	10,684	4.17	457,415	10,571	4.66
Total interest-bearing retail deposits	1,177,201	14,921	2.55	1,130,037	18,136	3.24
Jumbo certificates of deposits	91,723	1,644	3.60	100,957	2,666	5.33
Brokered certificates of deposit	265,748	4,787	3.62	292,605	7,885	5.43
Total interest-bearing deposits	1,534,672	21,352	2.80	1,523,599	28,687	3.80
FHLB of Pittsburgh advances	877,213	16,324	3.68	719,296	18,460	5.10
Trust preferred borrowings	67,011	1,801	5.32	67,011	2,338	6.94
Other borrowed funds	174,547	2,542	2.91	129,560	3,070	4.74
Total interest-bearing liabilities	2,653,443	42,019	3.17	2,439,466	52,555	4.31
Noninterest-bearing demand deposits	275,226			272,887
Other noninterest-bearing liabilities	24,716			25,382
Minority interest	—			43
Stockholders’ equity	219,109			207,181
Total liabilities and stockholders’ equity	$3,172,494			$2,944,959

Excess of interest-earning assets over interest-bearing liabilities	$178,897			$192,129
Net interest and dividend income		$43,336			$41,200

Interest rate spread			2.90%			2.86%
Net interest margin			3.10%			3.17%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

Net interest income for the second quarter of 2008 improved by $2.2 million in comparison to the second quarter of 2007. The net interest margin for the second quarter of 2008 was 3.20% compared to 3.10% for the same quarter of 2007. These increases were the result of a liability sensitive balance sheet combined with active management of deposit pricing during the recent round of Federal Reserve rate reductions. In comparison to the second quarter of 2007, loans, with an average yield of 6.07%, increased $210.4 million, while mortgage-backed securities, with an average yield of 4.94% decreased $26.1 million mostly due to scheduled repayments. In addition, interest-bearing retail deposits, with a rate of 2.21%, increased $57.1 million, while FHLB advances, with a rate of 3.45%, increased $101.7 million.

Net interest income for the six-month period ending June 30, 2008 was $43.3 million compared to $41.2 million for the same period in 2007. Consistent with the quarterly trend discussed above, the increase in net interest income was the result of a liability sensitive balance sheet combined with active management of deposit pricing during the recent round of Federal Reserve rate reductions. The net interest margin for the first six months of 2008 was 3.10%, down 7 basis points from the same period in 2007. The first six months of 2007 included $1.7 million, or 0.26% of margin, of income related to reverse mortgages compared to relatively little impact during the first six months of 2008. During the first six months of 2007, the net interest margin was negatively impacted by a $335,000, or 0.05% of margin, charge related to the pre-payment of a $50.0 million FHLB borrowing.

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

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses. We also give consideration to the results of these regulatory agency examinations. The provision for loan losses increased to $2.4 million for the second quarter of 2008 from $1.3 million during the second quarter of 2007, primarily the result of continued loan growth and the effect of current economic conditions on the loan portfolio and specific reserves for nonaccrual loans.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

	Six months ended June 30,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$25,252	$27,384
Provision for loan losses	4,823	1,644

Charge-offs:
Residential real estate	245	41
Commercial real estate (1)	—	—
Commercial	641	197
Overdrafts	549	697
Consumer	818	249
Total charge-offs	2,253	1,184

Recoveries:
Residential real estate	5	7
Commercial real estate (1)	7	122
Commercial	51	107
Overdrafts	230	226
Consumer	83	53
Total recoveries	376	515

Net charge-offs	1,877	669
Ending balance	$28,198	$28,359

Net charge-offs to average gross loans outstanding, net of unearned income (2)	0.16%	0.06%

(1)	Includes commercial mortgage and construction loans.
(2)	Ratio for six months ended June 30, 2008 and June 30, 2007 are annualized.

Noninterest Income

Noninterest income for the quarter ended June 30, 2008 was $11.7 million compared to $11.6 million for the first quarter of 2007. This modest growth included increases of $320,000 in deposit service charges and $196,000 in loan fee income, primarily due to overall growth in deposits and loans. Also included in the increase was $227,000 in fees from 1st Reverse which we acquired during the quarter. The gain was partially offset by a $760,000 decrease in credit/debit card and ATM income from Cash Connect, the Bank’s ATM division. This decrease was a result of reduced market rates on ATM bailment fees due to the decrease in the prime interest rate. Excluding the impact of Cash Connect, noninterest income increased by $815,000, or 12%, from the second quarter of 2007. Although noninterest income growth was negatively impacted by lower bailment fees, the net interest margin (discussed elsewhere within this document) benefited due to lower funding costs.

For the six months ended June 30, 2008, noninterest income was $24.2 million, an increase of $1.8 million, or 8%, over the same period in 2007. This increase includes a $1.4 million gain on the sale of shares related to the completion of Visa’s initial public offering during the first quarter of 2008. The increase also includes $227,000 in fees from 1st Reverse which was acquired during the second quarter of 2008. Deposit service charges increased by $516,000 and loan fee income increased by $505,000 for the six months ended June 30, 2008 compared to the same period in 2007. These increases were partially offset by a $712,000 decrease in credit/debit card and ATM income due to reduced market rates on ATM bailment fees.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2008 was $21.2 million, an increase of $2.1 million, or 11%, over the $19.0 million reported for the same period in 2007. These increases are mainly attributable to our continued growth efforts. The increase included $469,000 of expenses related to 1st Reverse which was acquired during the second quarter of 2008. Excluding the expenses from 1st Reverse, the increase in noninterest expenses was primarily due to increases in salaries, benefits and other compensation, other operating expenses and marketing expenses which increased by $688,000, $376,000, and $280,000, respectively. While these increases are reflective of our growth efforts, these expenses are actively managed and are in accordance with our growth plans.

Noninterest expense for the six months ended June 30, 2008 was $42.1 million, an increase of $3.7 million or 10% over the $38.4 million reported for the same period in 2007. Consistent with the quarter, the increase was mainly attributable to our continued growth efforts and included $469,000 of expenses related to 1st Reverse Financial Services, LLC which was acquired during the second quarter of 2008.  Excluding the expenses from 1st Reverse, the increase in noninterest expenses was primarily due to increases in salaries, benefits and other compensation, marketing expenses and equipment expenses, which increased by $1.7 million, $459,000 and $405,000, respectively.  Consistent with our growth plans, professional fees, occupancy expenses and data processing and operaitons expenses increased by $265,000, $255,000 and $231,000, respectively.  Partially offsetting these increases was a reversal of a $562,000 contingency reserve corresponding with the completion of Visa's initial public offering during the first quarter of 2008.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of “temporary differences.” We recorded a provision for income taxes during the three and six months ended June 30, 2008 of $3.7 million and $6.6 million, respectively, compared to an income tax provision of $4.2 million and $8.5 million for the same periods in 2007. The effective tax rate for the three and six month periods ended June 30, 2008 was 36% and 32%, respectively, compared to 37% and 36%, respectively, for the comparable periods in 2007. This decreased effective tax rate is primarily due to a reduction in unrecognized tax benefits related to the expiration of statutes of limitations during the first quarter of 2008. In addition, the 2007 effective tax rate includes a one-time charge to reflect changes in Maryland tax law.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This Statement requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We have not determined whether the adoption of SFAS 160 will have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”). The staff position delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS 157. The new staff position defers the effective date of SFAS 157 to

January 1, 2009 for items within the scope of the staff position. . In accordance with FSP 157-2, we have delayed application of FAS 157 for nonfinancial assets and nonfinancial liabilities, until January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS 161 will have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the guidance in SFAS No. 142, Goodwill and Other Intangible Assets, about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets. FSP 142-3 is effective for fiscal years beginning after December 31, 2008 and interim periods within those fiscal years. The requirements for estimating useful lives must be applied prospectively to intangible assets acquired after the effective date, however, the disclosure requirements must be applied to all intangible assets recognized as of the effective date. Early adoption is prohibited. We do not believe the adoption of FSP 142-3 will have a material impact on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identified a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities and makes the GAAP hierarchy directly applicable to preparers of financial statements. SFAS 162 is effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to Audit Standards (AU) Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS 162 will not change our current accounting practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.

Item 4.		Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)

Changes in internal control over financial reporting. During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not engaged in any legal proceedings of a material nature at June 30, 2008. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists purchases of our Common Stock during the second quarter of 2008.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan
April 1, to April 30, 2008	–	$0.00	–	539,500
May 1, to May 31, 2008	–	$0.00	–	539,500
June 1, to June 30, 2008	8,500	$48.93	8,500	531,000
Total for the quarter ended June 30, 2008	8,500	$48.93

In September 2007, the Board of Directors approved an authorization to repurchase up to an additional 10% of its outstanding shares of common stock, or 630,000 shares.

There is no expiration date under the Plan.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the Corporation’s Annual Stockholder’s Meeting (the Meeting) held on April 24, 2008, all the nominees for director proposed by us were elected. The votes cast for each nominee were as follows:

	For	Withheld
Charles G. Cheleden	5,323,956	75,641
Joseph R. Julian	5,347,327	52,270
Dennis E. Klima	5,352,914	46,683
Calvert A. Morgan, Jr.	5,158,633	240,964
Mark A. Turner	5,346,948	52,649

At the Meeting, the shareholders also ratified the appointment of KPMG, LLP as independent auditors for fiscal year ending December 31, 2008. The votes cast were as follows:

For	Against	Abstain
5,303,226	89,929	6,442

Item 5.	Other Information

Not applicable

Item 6.	Exhibits
(a)	Exhibit 31 – Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(b)	Exhibit 32 – Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	August 11, 2008	/s/ MARK A TURNER
Mark A. Turner
President and Chief Executive Officer

Date:	August 11, 2008	/s/ STEPHEN A. FOWLE
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer