Form 10-Q
period 2008-09-30
WSFS FINANCIAL CORP
filed 2008-11-10
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 3, 2008:

Common Stock, par value $.01 per share	6,180,059
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statement of Operations for the Three and Nine Months
	Ended September 30, 2008 and 2007	3

	Consolidated Statement of Condition as of September 30, 2008
	and December 31, 2007	4

	Consolidated Statement of Cash Flows for the Nine Months Ended
	September 30, 2008 and 2007	5

	Notes to the Consolidated Financial Statements for the Three and Nine
	Months Ended September 30, 2008 and 2007	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and QualitativeDisclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

Exhibit 31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$34,683	$40,747	$106,829	$118,601
Interest on mortgage-backed securities	5,904	5,799	17,607	18,037
Interest and dividends on investment securities	376	457	916	2,894
Other interest income	374	576	1,340	1,802
	41,337	47,579	126,692	141,334
Interest expense:
Interest on deposits	8,936	15,066	30,288	43,753
Interest on Federal Home Loan Bank advances	7,235	9,280	23,559	27,740
Interest on trust preferred borrowings	747	1,217	2,548	3,555
Interest on other borrowings	1,112	1,917	3,654	4,987
	18,030	27,480	60,049	80,035
Net interest income	23,307	20,099	66,643	61,299
Provision for loan losses	3,502	1,001	8,325	2,645
Net interest income after provision for loan losses	19,805	19,098	58,318	58,654

Noninterest income:
Credit/debit card and ATM income	4,416	5,205	13,261	14,762
Deposit service charges	4,354	3,937	12,326	11,393
Loan fee income	819	615	2,466	1,757
Investment advisory income	593	603	1,838	1,795
Bank owned life insurance income	548	543	1,578	1,642
Mortgage banking activities, net	66	68	264	218
Securities (losses) gains	(5)	—	1,115	—
Gain on sale of credit card loans	—	882	—	882
Other income	893	956	3,013	2,709
	11,684	12,809	35,861	35,158
Noninterest expenses:
Salaries, benefits and other compensation	12,211	11,347	34,995	32,448
Occupancy expense	2,118	2,287	6,288	6,202
Equipment expense	1,575	1,597	4,571	4,188
Data processing and operations expenses	1,095	1,089	3,215	2,978
Marketing expense	952	1,283	3,020	2,892
Professional fees	1,037	646	2,609	1,953
Other operating expense	4,034	3,084	10,431	9,057
	23,022	21,333	65,129	59,718

Income before taxes	8,467	10,574	29,050	34,094
Income tax provision	2,957	3,431	9,594	11,941
Net income	$5,510	$7,143	$19,456	$22,153

Earnings per share:
Basic	$0.90	$1.14	$3.16	$3.48
Diluted	$0.88	$1.11	$3.09	$3.38

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)
	(In Thousands, Except Share Data)
Cash and due from banks	$61,410	$83,936
Cash in non-owned ATMs	159,824	182,523
Interest-bearing deposits in other banks	247	1,078
Total cash and cash equivalents	221,481	267,537
Investment securities held-to-maturity	1,424	1,516
Investment securities available-for-sale including reverse mortgages	35,223	26,756
Mortgage-backed securities available-for-sale	476,539	484,428
Mortgage-backed securities trading	12,177	12,364
Loans held-for-sale	1,793	2,404
Loans, net of allowance for loan losses of $28,358 at September 30, 2008
and $25,252 at December 31, 2007	2,328,437	2,231,576
Bank owned life insurance	59,129	57,551
Stock in Federal Home Loan Bank of Pittsburgh, at cost	41,499	45,537
Assets acquired through foreclosure	3,780	703
Premises and equipment	34,921	34,851
Accrued interest receivable and other assets	38,438	34,965

Total assets	$3,254,841	$3,200,188

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$294,648	$290,424
Interest-bearing demand	184,566	171,363
Money market	286,021	303,931
Savings	192,515	196,571
Time	402,575	366,717
Jumbo certificates of deposit – customer	173,435	150,191
Total customer deposits	1,533,760	1,479,197
Other jumbo certificates of deposit	101,203	98,758
Brokered deposits	338,494	249,206
Total deposits	1,973,457	1,827,161

Federal funds purchased and securities sold under agreements to repurchase	75,000	75,000
Federal Home Loan Bank advances	755,628	898,280
Trust preferred borrowings	67,011	67,011
Other borrowed funds	127,556	94,869
Accrued interest payable and other liabilities	32,906	26,537
Total liabilities	3,031,558	2,988,858

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized;
none issued and outstanding	—	—
Common stock $.01 par value, 20,000,000 shares authorized; issued
15,735,628 at September 30, 2008 and 15,673,865 at December 31, 2007	157	157
Capital in excess of par value	85,753	83,077
Accumulated other comprehensive loss	(9,880)	(3,861)
Retained earnings	394,404	376,682
Treasury stock at cost, 9,555,569 shares at September 30, 2008 and 9,507,069
shares at December 31, 2007	(247,151)	(244,725)
Total stockholders’ equity	223,283	211,330
Total liabilities and stockholders’ equity	$3,254,841	$3,200,188

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
	(Unaudited, In Thousands)
Operating activities:
Net income	$19,456	$22,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,325	2,645
Depreciation, accretion and amortization	4,775	5,140
Decrease in accrued interest receivable and other assets	2,833	1,245
Origination of loans held-for-sale	(22,257)	(20,103)
Proceeds from sales of loans held-for-sale	22,928	19,143
Gain on mortgage banking activity	(264)	(218)
Gain on sale of credit card portfolio	—	(882)
Loss on mark to market adjustment on trading securities	255	—
Securities gain from sale of Visa, Inc shares	(1,370)	—
Stock-based compensation expense (net of tax benefit recognized)	562	691
Excess tax (liability) benefit from share-based payment arrangements	(479)	2,437
Increase in accrued interest payable and other liabilities	6,399	4,937
Loss (gain) on sale of assets acquired through foreclosure	40	(20)
Increase in value of bank-owned life insurance	(1,578)	(1,642)
Increase in capitalized interest, net	(20)	(1,860)
Net cash provided by operating activities	39,605	33,666

Investing activities:
Maturities of investment securities	14,195	36,510
Purchase of investments available-for-sale	(24,000)	(7,487)
Repayments of mortgage-backed securities available-for-sale	60,079	60,262
Purchases of mortgage-backed securities available-for-sale	(61,333)	(27,081)
Repayments of reverse mortgages	1,247	1,366
Disbursements for reverse mortgages	(173)	(1,391)
Purchase of Cypress Capital Management LLC	—	(240)
Purchase of ATM vault cash business	—	(440)
Purchase of 1st Reverse Financial Services LLC	(2,442)	—
Sale of loans	—	869
Purchase of loans	(2,776)	(2,404)
Net increase in loans	(107,117)	(145,362)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	4,038	716
Sales of assets acquired through foreclosure, net	1,058	120
Proceeds from sale of Visa, Inc. shares	1,370	—
Sale of credit card portfolio	—	6,295
Deferred gain on sale of investment in partnership	—	1,282
Investment in premises and equipment, net	(3,695)	(7,965)
Net cash used for investing activities	(119,549)	(84,950)

Financing activities:
Net increase in demand and savings deposits	28,148	79,364
Net increase (decrease) in time deposits	150,314	(9,444)
Net decrease in Federal funds purchased and securities sold under agreement to repurchase	—	1,600
Receipts from FHLB advances	66,992,555	17,021,130
Repayments of FHLB advances	(67,135,207)	(17,006,598)
Dividends paid on common stock	(2,090)	(1,785)
Issuance of common stock and exercise of employee stock options	2,115	2,600
Excess tax benefit (liability) from share-based payment arrangements	479	(2,437)
Purchase of treasury stock	(2,426)	(33,479)
Decrease in minority interest	—	(20)
Net cash provided by financing activities	33,888	50,931
Decrease in cash and cash equivalents	(46,056)	(353)
Cash and cash equivalents at beginning of period	267,537	241,824
Cash and cash equivalents at end of period	$221,481	$241,471

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$59,164	$73,661
Cash paid for income taxes	8,644	11,133
Loans transferred to assets acquired through foreclosure	4,175	415
Net change in other comprehensive income	(6,019)	1,288
Net transfer of loans to loans held-for-sale	247	333

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

1. BASIS OF PRESENTATION

Our consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Montchanin Capital Management, Inc. (“Montchanin”) and its wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a wholly-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities directly to the public and through the Bank’s retail banking system. WSFS Bank also has a majority owned subsidiary, 1st Reverse Financial Services, LLC (1st Reverse), specializing in both reverse mortgage lending directly to consumers and business-to-business reverse mortgage lending through banks, brokers and financial institutions throughout the United States.

Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum. At September 30, 2008 we serve customers from our 34 retail banking and loan production offices located in Delaware, Southeastern Pennsylvania and Northern Virginia and through our website at www.wsfsbank.com.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Per Rule 10-01 of Regulation S-X, we are not required to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Our reported earnings for the third quarter 2008 included a $245,000 non-cash charge ($151,000 after-tax) resulting from our portion of a Visa litigation settlement. The settlement was disclosed to us by Visa after our earnings release announcement. Management determined the amount should be appropriately charged during the third quarter of 2008. We expect the proceeds from future share redemptions of our common stock interest in Visa will be applied to this charge.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). We adopted SFAS 123R beginning January 1, 2006 using the Modified Prospective Application Method. The impact of expensing stock options for the three months ended September 30, 2008, was $215,000 (pre-tax) or $0.03 (after-tax) per share, to salaries, benefits and other compensation. This compares to $206,000 (pre-tax) or $0.03 (after-tax) per share for the three months ended September 30, 2007. The impact of expensing stock options for the nine months ended September 30, 2008, was $654,000 (pre-tax) or $0.09 (after-tax) per share, to salaries, benefits and other compensation. This compares to $687,000 (pre-tax) or $0.09 (after-tax) per share for the nine months ended September 30, 2007.

We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Corporation and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At September 30, 2008, there were 351,163 shares available for future grants under the 2005 Plan.

The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonincentive stock options (collectively, “Stock Options”). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of the Corporation’s common stock on the date of the grant. All Stock Options granted during 2008 vest in 25% annual increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Stock Incentive Plans.

A summary of the status of our Stock Incentive Plans and changes during the quarter then ended is presented below:

	September 2008		September 2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	704,997	$43.27	623,429	$41.49
Granted	7,000	58.00	2,120	66.11
Exercised	(42,350)	16.69	(3,703)	52.52
Forfeited	(1,300)	58.75	(7,599)	60.39
Outstanding at end of period	668,347	45.08	614,247	41.27

Exercisable at end of period	394,972	36.08	351,882	28.09

Weighted-average fair value
of awards granted	$12.88		$14.12

On July 1, 2008, 431,451 stock options were exercisable with an intrinsic value of $6.7 million. In addition, at July 1, 2008, there were 273,546 nonvested options with a grant date fair value of $12.39. During the third quarter of 2008, 7,171 options were vested with an intrinsic value of $6,000, and a grant date fair value of $13.79 per option. Also during the quarter, 42,350 options were exercised with an intrinsic value of $1.7 million. There were 394,972 exercisable options remaining at September 30, 2008, with an intrinsic value of $8.0 million and a remaining contractual term of 3.5 years. At September 30, 2008 there were 668,347 stock options outstanding with an intrinsic value of $8.2 million and a remaining contractual term of 3.7 years. During the third quarter of 2007, 3,703 options were exercised with an intrinsic value of $42,000 and 2,810 options vested with a grant date fair value of $13.40 per option.

A summary of the status of our Stock Incentive Plans and changes during the nine months then ended is presented below:

	September 2008		September 2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	722,582	$43.14	703,427	$39.52
Granted	10,150	55.19	7,100	68.14
Exercised	(56,100)	19.74	(78,606)	24.04
Forfeited	(8,285)	59.73	(17,674)	59.03
Outstanding at end of period	668,347	45.08	614,247	41.27

Exercisable at end of period	394,972	36.08	351,882	28.09

Weighted-average fair value
of awards granted	$11.86		$14.70

Beginning January 1, 2008, 444,653 stock options were exercisable. During the nine months ended September 30, 2008, 11,656 options vested with an intrinsic value of $27,000, and a grant date fair value of $13.52 per option. Also during the first nine months of 2008, 56,100 options were exercised with an intrinsic value of $2.0 million. During the first nine months of 2007, 78,606 options were exercised with an intrinsic value of $3.2 million and 14,480 options vested with a grant date fair value of $10.06 per option.

The total amount of compensation cost related to nonvested stock options as of September 30, 2008 was $1.5 million. The weighted-average period over which it is expected to be recognized is 2.5 years. We issue new shares upon the exercise of options.

During the first nine months of 2008, we granted 10,150 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 2.6% in 2008; an expected option life of three and three-quarter years; and an expected stock price volatility of 25.5% in 2008. For the purposes of this option-pricing model, a dividend yield of 0.8% was assumed.

Prior to adoption of SFAS 123R we used a graded-vesting schedule to calculate the expense related to stock options. Since the adoption of SFAS 123R we have used a straight-line schedule to calculate the expense related to new stock options issued.

During the third quarter of 2008 and 2007 we issued 40 and 35 shares, respectively, of restricted stock. During the first three quarters of 2008 and 2007 we issued 132 and 94 shares, respectively, of restricted stock. These awards vest over five years: 0% during the first two years, 25% at the end of each of the third and fourth years and 50% at the end of the fifth year. In addition, during the first nine months of 2008 we awarded 4,570 shares from this plan to our Board of Directors as part of their semi-annual retainer. These shares are not subject to a vesting period.

During the second quarter of 2008 we created two new performance-based incentive programs under the terms of the 2005 Plan. Under these programs shares of WSFS stock may be awarded to certain members of management.

In conjunction with changes to our Management Incentive Plan, we created the Performance-Based Restricted Stock Unit Program, which will award up to an aggregate of 7,460 shares of WSFS stock to sixteen participants, if specified earnings per share (EPS) targets are attained during 2008. Shares issued under this program are not subject to a vesting period.

The Long-Term Performance-Based Restricted Stock Unit Program will award up to an aggregate of 109,200 shares of WSFS stock to seventeen participants, based on the achievement of targeted levels of return on assets (“ROA”). Under the terms of the plan, if an annual ROA performance level of 1.20% is achieved, up to 54,900 shares will be awarded. If an annual ROA performance level of 1.35% is achieved, up to 76,100 shares will be awarded. If an annual ROA performance level of 1.50% or greater is achieved, up to 109,200 shares will be awarded. If these targets are achieved in any year up until 2011, the awarded stock will vest in 25% increments over four years.

We did not recognize any expense related to these two new performance-based incentive programs in the third quarter of 2008. Expenses related to these programs will be based on the closing stock price as of May 28, 2008 and will commence once the achievement of their targets have been determined to be probable.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In Thousands, Except per Share Data)
Numerator:
Net income	$5,510	$7,143	$19,456	$22,153

Denominator:
Denominator for basic earnings per share - weighted average shares	6,146	6,248	6,152	6,359
Effect of dilutive employee stock options	144	179	140	203
Denominator for diluted earnings per share - adjusted weighted average
shares and assumed exercise	6,290	6,427	6,292	6,562

Basic earnings per share	$0.90	$1.14	$3.16	$3.48

Diluted earnings per share	$0.88	$1.11	$3.09	$3.38

Outstanding common stock equivalents having no dilutive effect	375	200	380	120

3.	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

We have an interest-rate cap with a notional amount of $50.0 million, which limits three-month London InterBank Offered Rate (“LIBOR”) to 6.00% for the ten years ending December 1, 2008. The fair value of the cap is estimated using a standard option model. The fair value of the interest rate cap at September 30, 2008 was essentially valued at zero. The cap is considered a free standing derivative and all changes in the fair value of the cap are recorded in the Consolidated Statement of Operations. During the third quarter of 2008, we did not recognize any interest expense related to the cap.

4.	COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130, Reporting Comprehensive Income:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Net income	$5,510	$7,143	$19,456	$22,153

Other comprehensive Income:

Unrealized holding (losses) gains on securities
available-for-sale arising during the period	(398)	5,047	(9,708)	2,077
Tax benefit (liability)	151	(1,918)	3,689	(789)
Net of tax amount	(247)	3,129	(6,019)	1,288

Total comprehensive income	$5,263	$10,272	$13,437	$23,441

5.	TAXES ON INCOME

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). SFAS 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have assessed valuation allowances on the deferred income taxes due to, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. FIN 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the financial statements. Assessment of uncertain tax positions under FIN 48 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FIN 48.    FIN 48 became effective for us on January 1, 2007, and resulted in a $2.0 million increase to our retained earnings during the quarter ended March 31, 2007.

The total amount of unrecognized tax benefits as of September 30, 2008 and December 31, 2007 were $2.5 million and $2.6 million, respectively. $2.0 million of the unrecognized tax benefits at September 30, 2008 would affect our effective tax rate if recognized. As of September 30, 2008 and December 31, 2007 the total amount of accrued interest included in such unrecognized tax benefits were $518,000 and $660,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense. The $100,000 decrease in the unrecognized tax benefits during 2008 was primarily due to the expiration of statutes of limitations. Other than this decrease, we do not expect the total amount of unrecognized tax benefits will significantly change during 2008.

While our Federal and State tax years 2004 through 2007 remain subject to examination as of September 30, 2008, the Internal Revenue Service (“IRS”) completed its examination of our 2004 through 2006 Federal tax returns during the quarter ended March 31, 2008. We have appealed certain adjustments proposed by the IRS for these tax years, but we do not expect that the resolution of the appeal will have a material effect on our financial position, results of operation or liquidity.

During the fourth quarter of 2007, we donated an N.C. Wyeth mural which was previously displayed in our former headquarters. The estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements in 2007. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the IRS. The IRS is still in the process of evaluating this tax deduction and we anticipate this evaluation to be completed during 2008.

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

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three and nine months ended September 30, 2008 and 2007 follows:

	For the Three Months Ended September 30,
	2008
	WSFS	Cash Connect	All Others (1)	Total	WSFS	Cash Connect	All Others (1)	Total
	(In Thousands)
External customer revenues:
Interest income	$41,337	$—	$—	$41,337	$47,579	$—	$—	$47,579
Noninterest income	7,334	3,458	892	11,684	7,420	4,501	888	12,809
Total external customer revenues	48,671	3,458	892	53,021	54,999	4,501	888	60,388

Inter-segment revenues:
Interest income	867	—	—	867	2,316	—	—	2,316
Noninterest income	973	183	—	1,156	635	168	—	803
Total inter-segment revenues	1,840	183	—	2,023	2,951	168	—	3,119

Total revenue	50,511	3,641	892	55,044	57,950	4,669	888	63,507

External expenses:
Interest expense	18,030	—	—	18,030	27,480	—	—	27,480
Noninterest expenses	20,057	1,864	1,101	23,022	18,924	1,228	1,181	21,333
Provision for loan loss	3,502	—	—	3,502	1,001	—	—	1,001
Total external expenses	41,589	1,864	1,101	44,554	47,405	1,228	1,181	49,814

Inter-segment expenses
Interest expense	—	867	—	867	—	2,316	—	2,316
Noninterest expenses	183	254	719	1,156	168	256	379	803
Total inter-segment expenses	183	1,121	719	2,023	168	2,572	379	3,119

Total expenses	41,772	2,985	1,820	46,577	47,573	3,800	1,560	52,933

Income (loss) before taxes	$8,739	$656	$(928)	$8,467	$10,377	$869	$(672)	$10,574

Provision for income taxes				2,957				3,431
Consolidated net income				$5,510				$7,143

Cash and cash equivalents	$59,558	$159,824	$2,099	221,481	$71,885	$168,162	$1,424	$241,471
Other segment assets	3,015,521	15,833	2,006	3,033,360	2,825,974	14,275	2,058	2,842,307

Total segment assets	$3,075,079	$175,657	$4,105	$3,254,841	$2,897,859	$182,437	$3,482	$3,083,778

Capital expenditures	$701	$118	$—	$819	$2,352	$53	$1	$2,406

(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

	For the Nine Months Ended September 30,
	2008				2007
	WSFS	Cash Connect	All Others (1)	Total	WSFS	Cash Connect	All Others (1)	Total
	(In Thousands)
External customer revenues:
Interest income	$126,692	$—	$—	$126,692	$141,334	$—	$—	$141,334
Noninterest income	22,285	10,626	2,950	35,861	20,115	12,387	2,656	35,158
Total external customer revenues	148,977	10,626	2,950	162,553	161,449	12,387	2,656	176,492

Inter-segment revenues:
Interest income	3,181	—	—	3,181	6,391	—	—	6,391
Noninterest income	2,671	519	—	3,190	1,817	498	—	2,315
Total inter-segment revenues	5,852	519	—	6,371	8,208	498	—	8,706

Total revenue	154,829	11,145	2,950	168,924	169,657	12,885	2,656	185,198

External expenses:
Interest expense	60,049	—	—	60,049	80,035	—	—	80,035
Noninterest expenses	57,184	4,584	3,361	65,129	52,812	3,526	3,380	59,718
Provision for loan loss	8,325	—	—	8,325	2,645	—	—	2,645
Total external expenses	125,558	4,584	3,361	133,503	135,492	3,526	3,380	142,398

Inter-segment expenses
Interest expense	—	3,181	—	3,181	—	6,391	—	6,391
Noninterest expenses	519	715	1,956	3,190	498	787	1,030	2,315
Total inter-segment expenses	519	3,896	1,956	6,371	498	7,178	1,030	8,706

Total expenses	126,077	8,480	5,317	139,874	135,990	10,704	4,410	151,104

Income (loss) before taxes	$28,752	$2,665	$(2,367)	$29,050	$33,667	$2,181	$(1,754)	$34,094

Provision for income taxes				9,594				11,941
Consolidated net income				$19,456				$22,153

Cash and cash equivalents	$59,558	$159,824	$2,099	$221,481	$71,885	$168,162	$1,424	$241,471
Other segment assets	3,015,521	15,833	2,006	3,033,360	2,825,974	14,275	2,058	2,842,307

Total segment assets	$3,075,079	$175,657	$4,105	$3,254,841	$2,897,859	$182,437	$3,482	$3,083,778

Capital expenditures	$3,428	$177	$1	$3,606	$7,532	$58	$5	$7,595

(1)	Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

7.	FAIR VALUE OF FINANCIAL ASSETS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of September 30, 2008 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available for sale securities	$-	$510,847	$-	$510,847
Trading Securities	-	-	12,177	$12,177
Total assets measured at fair value on a recurring basis	$-	$510,847	$12,177	$523,024
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired Loans	$-	$21,862	$-	$21,862
Total assets measured at fair value on a nonrecurring basis	$-	$21,862	$	$21,862

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

Available for sale securities. Securities classified as available for sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $30.3 million in Federal Agency debentures, $178.4 million in Federal Agency MBS, $298.1 million of Private Label MBS, and $4.0 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under SFAS 157 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under FAS 157. As prescribed by FAS 157 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect management’s assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated traunches of this asset class. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis. All of these assumptions require a significant degree of management judgment.

The changes in Level 3 assets measured at fair value are summarized as follows:

Trading
Securities
(In Thousands)

Balance at January 1, 2008	$12,364
Total net losses for the period included in net income	(187)
Purchases, sales, issuances, and settlements, net	—
Balance at September 30, 2008	$12,177

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $24.5 million at September 30, 2008. The valuation allowance on impaired loans was $2.6 million as of September 30, 2008.

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

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. From January 2007 through the third quarter of 2008, we have had no repurchases under these indemnifications.

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

At September 30, 2008, there were 36 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, compared to 26 at December 31, 2007. The initial notional amount aggregated approximately $150.1 million at September 30, 2008 compared with $108.3 million at December 31, 2007, with maturities ranging from approximately seven months to fifteen years. The aggregate fair value of these swaps to the customers was a liability of $5.7 million at September 30, 2008 and $4.7 million at December 31, 2007.

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

The following disclosures of the net periodic benefit cost components of post-retirement benefits were measured at January 1, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Service cost	$36	$34	$107	$103
Interest cost	34	32	103	94
Amortization of transition obligation	15	15	45	45
Net loss recognition	4	5	12	15
Net periodic benefit cost	$89	$86	$267	$257

10.	SUBSEQUENT EVENT

On October 27, 2008, we completed the acquisition of six full-service Delaware branches of Sun National Bank, the primary subsidiary of Vineland, New Jersey based Sun Bancorp, Inc. As part of the transaction, we acquired approximately $96 million in deposits and paid a 12% premium on these balances. Two of these branches have been consolidated into nearby WSFS banking office locations.

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

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $225 million in vault cash in approximately 10,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 300 ATMs for WSFS Bank, which owns the largest branded ATM network in Delaware.

During the second quarter of 2008 we acquired a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), specializing in both reverse mortgage lending directly to consumers and business-to-business reverse mortgage lending through banks, brokers and financial institutions throughout the United States.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $54.7 million, or 2%, during the nine months ended September 30, 2008. Loans increased $96.9 million, or 4%, primarily in commercial and commercial real estate loans. These increases were partially offset by decreases of $46.1 million, or 17%, in cash and cash equivalents. This included decreases of $22.7 million, or 12%, in cash in non-owned ATMs. The decrease is attributable to the higher cash balances required for ATMs during the fourth quarter of 2007 due to seasonal demand. In addition, mortgage-backed securities decreased $8.1 million, or 2%, mainly due to repayments exceeding purchases.

Our total liabilities increased $42.7 million, or 1%, between December 31, 2007 and September 30, 2008. The increase was mainly due to a $146.3 million, or 8%, increase in deposits. This included increases of $89.3 million in brokered certificates of deposit, and $54.6 million, or 4%, in customer deposits. There were also increases in other borrowed funds of $32.7 million, or 34%. These increases were partially offset by a decrease in Federal Home Loan Bank (FHLB) advances of $142.7 million, or 16%.

Capital Resources

Stockholders’ equity increased $12.0 million between December 31, 2007 and September 30, 2008. This increase was mainly due to net income of $19.5 million and an increase of $2.7 million from the issuance of common stock and exercise of employee stock options. These increases were partially offset by an increase of $6.0 million in accumulated other comprehensive loss during the first nine months of 2008 due, in part, to a decrease in the fair value of securities available-for-sale. In addition, 48,500 shares of our common stock were purchased for $2.4 million ($50.02 per share average). At September 30, 2008 we held 9.6 million shares of common stock in our treasury at a cost of $247.2 million. Finally, we declared cash dividends totaling $2.1 million during the nine months ended September 30, 2008.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of September 30, 2008 (dollars in thousands):

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$313,986	11.93%	$210,492	8.00%	$263,115	10.0%
Core Capital (to Adjusted Total Assets)	288,606	8.85	130,412	4.00	163,015	5.00
Tangible Capital (to Tangible Assets)	288,606	8.85	48,905	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	288,606	10.97	105,246	4.00	157,869	6.00

Under Office of Thrift Supervision (“OTS”) capital regulations, savings institutions such as the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. At September 30, 2008 the Bank was in compliance with regulatory capital requirements and is considered a “well-capitalized” institution.

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

During the nine months ended September 30, 2008, cash and cash equivalents decreased $46.1 million to $221.5 million. Net loan growth resulted in the use of $107.1 million in cash, and was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. Also, during the nine months ended September 30, 2008, net borrowings from the FHLB decreased $142.7 million, resulting in a decrease in cash.  At September 30, 2008 our remaining funding capacity at the FHLB was $200.5 million.  Partially offsetting these decreases was $178.5 million in cash provided through the net increase in demand, savings and time deposits, while $39.6 million in cash was provided by operating activities.

NONPERFORMING ASSETS

The following table shows our nonperforming assets and past due loans at the dates indicated. Nonperforming assets include nonaccruing loans, nonperforming real estate investments, assets acquired through foreclosure and troubled debt restructuring. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the p rocess of collection.

	September 30, 2008	December 31, 2007
	(In Thousands)
Nonaccruing loans:
Commercial	$2,363	$17,187
Consumer	352	835
Commercial mortgage	5,243	3,873
Residential mortgage	3,713	2,417
Construction	19,697	6,794

Total nonaccruing loans	31,368	31,106
Assets acquired through foreclosure	3,780	703
Restructured loans	1,432	—

Total nonperforming assets	$36,580	$31,809

Past due loans:(1)
Residential mortgages	1,562	388
Commercial and commercial mortgages	—	14
Consumer	93	173

Total past due loans	$1,655	$575

Ratios:
Nonaccruing loans to total loans (2)	1.33%	1.38%
Allowance for loan losses to total loans (2)	1.20%	1.12%
Nonperforming assets to total assets	1.12%	0.99%
Loan loss allowance to nonaccruing loans (3)	82.21%	78.80%
Loan and foreclosed asset allowance to total
nonperforming assets (3)	70.50%	77.06%

(1)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)	Total loans exclude loans held for sale.
(3)	Total applicable allowance represents general valuation allowances only.

Nonperforming assets increased $4.8 million between December 31, 2007 and September 30, 2008. Increases to nonperforming assets of $33.2 million, through nine months of 2008, include five development loans totaling $18.6 million. Decreases to nonperforming assets of $23.3 million during the same period are predominantly the result of the sale of one loan relationship consisting of $18.7 million. The analysis of the change in nonperforming assets is presented within the following table.

	For the nine months ended September 30, 2008	For the year ended December 31, 2007
	(In Thousands)

Beginning balance	$31,809	$4,220
Additions	33,215	37,017
Collections	(23,339)	(3,029)
Transfers to accrual	(1,002)	(295)
Charge-offs / write-downs, net	(4,103)	(6,104)
Ending balance	$36,580	$31,809

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by management. At September 30, 2008, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $27.6 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased from 99% at June 30, 2008 to 98% at September 30, 2008. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -0.85% at September 30, 2008 from -0.55% at June 30, 2008. The change in sensitivity since June 30, 2008 is the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a “Management of Interest Rate Risk, Investment Securities and Derivative Activities.” This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at September 30, 2008 and 2007, calculated in compliance with Thrift Bulletin No. 13a:

	At September 30,
	2008		2007
Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Net Portfolio Value Ratio (2)	% Change in Net Interest Margin (1)	Net Portfolio Value Ratio (2)

+300	2%	8.59%	3%	8.55%
+200	1%	8.72%	2%	9.15%
+100	0%	8.93%	1%	9.82%
0	0%	9.09%	0%	9.97%
-100	-2%	9.78%	-2%	10.24%
-200	-3%	10.25%	-6%	10.66%
-300 (3)	-4%	10.60%	-10%	10.72%

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 300 basis points is not deemed meaningful at September 30, 2008 given the low absolute level of interest rates at that time.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Results of Operations

We recorded net income of $5.5 million ($8.5 million pre-tax) or $.88 per diluted share for the third quarter of 2008. This compares to $7.1 million ($10.6 million pre-tax) or $1.11 per diluted share for the same quarter last year. Earnings for the third quarter of 2008 were impacted by an increase in the provision for loan losses to $3.5 million compared to $1.0 million in the third quarter of 2007. This increase was the result of several factors, including deteriorating economic conditions particularly in the residential real estate market and other circumstances affecting the credit strength of our borrowers. In addition, noninterest expenses increased $1.7 million mainly due to our continued growth efforts (discussed further in the noninterest expense section). Net interest income for the third quarter of 2008 was $23.3 million, a $3.2 million increase, compared to $20.1 million for the third quarter of 2007.

Net income of $19.5 million ($29.1 million pre-tax) or $3.09 per diluted share was recorded for the first nine months of 2008. This compares to $22.2 million ($34.1 million pre-tax) or $3.38 per diluted share for the same nine months in 2007. Consistent with the quarterly results, earnings for the first nine months of 2008 were impacted by a $8.3 million provision for loan losses, an increase of $5.7 million over the first nine months of 2007. Consistent with the quarterly results, this increase was the result of several factors, including deteriorating economic conditions particularly in the residential real estate market and other circumstances affecting the credit strength of our borrowers. In addition, noninterest expenses increased $5.4 million over the first nine months of 2007 mainly due to our continued growth efforts (discussed further in the noninterest expense section). Net interest income for the first nine months of 2008 improved by $5.3 million in comparison to the first nine months of 2007.

The reported net income includes a $245,000 non-cash charge ($151,000 after-tax) resulting from our portion of a Visa litigation settlement, which was disclosed by Visa after our earnings release announcement, and was subsequently recorded in the third quarter.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30,
	2008			2007
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
Assets:	(Dollars in Thousands)
Interest-earning assets:
Loans: (2) (3)
Commercial real estate loans	$765,596	$11,202	5.85%	$697,945	$14,286	8.19%
Residential real estate loans	435,983	6,453	5.92	454,010	6,551	5.77
Commercial loans	843,687	12,635	5.99	721,080	14,707	8.13
Consumer loans	284,215	4,393	6.15	272,881	5,203	7.56
Total loans	2,329,481	34,683	6.00	2,145,916	40,747	7.65
Mortgage-backed securities (4)	469,368	5,904	5.03	467,998	5,799	4.96
Investment securities (4)(5)	34,410	376	4.37	27,704	457	6.60
Other interest-earning assets	44,639	374	3.33	38,030	576	6.01
Total interest-earning assets	2,877,898	41,337	5.78	2,679,648	47,579	7.14
Allowance for loan losses	(28,246)			(28,503)
Cash and due from banks	65,650			64,834
Cash in non-owned ATMs	176,441			169,775
Bank owned life insurance	58,769			56,571
Other noninterest-earning assets	63,647			70,447
Total assets	$3,214,159			$3,012,772

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$172,650	$238	0.55%	$154,474	$401	1.03%
Money market	290,027	1,176	1.61	313,825	3,057	3.86
Savings	195,758	150	0.30	208,811	437	0.83
Retail time deposits	521,807	4,490	3.42	490,133	5,848	4.73
Total interest-bearing customer deposits	1,180,242	6,054	2.04	1,167,243	9,743	3.31
Jumbo certificates of deposit	91,682	671	2.91	94,535	1,268	5.32
Brokered deposits	316,049	2,211	2.78	299,337	4,055	5.38
Total interest-bearing deposits	1,587,973	8,936	2.24	1,561,115	15,066	3.83
FHLB of Pittsburgh advances	823,750	7,235	3.44	719,175	9,280	5.05
Trust preferred borrowings	67,011	747	4.36	67,011	1,217	7.11
Other borrowed funds	194,929	1,112	2.28	160,752	1,917	4.77
Total interest-bearing liabilities	2,673,663	18,030	2.70	2,508,053	27,480	4.38
Noninterest-bearing demand deposits	286,128			273,990
Other noninterest-bearing liabilities	32,893			26,884
Minority interest	—			34
Stockholders’ equity	221,475			203,811
Total liabilities and stockholders’ equity	$3,214,159			$3,012,772

Excess of interest-earning assets
over interest-bearing liabilities	$204,235			$171,595
Net interest and dividend income		$23,307			$20,099
Interest rate spread			3.08%			2.76%
Net interest margin			3.28%			3.04%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

	Nine Months Ended September 30,
	2008			2007
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
Assets:	(Dollars in Thousands)
Interest-earning assets:
Loans: (2) (3)
Commercial real estate loans	$755,730	$35,844	6.32%	$672,630	$41,784	8.28%
Residential real estate loans	439,917	19,290	5.85	462,366	19,818	5.71
Commercial loans	820,322	38,328	6.27	686,950	41,771	8.18
Consumer loans	279,455	13,367	6.39	269,264	15,228	7.56
Total loans	2,295,424	106,829	6.25	2,091,210	118,601	7.61
Mortgage-backed securities (4)	476,010	17,607	4.93	488,696	18,037	4.92
Investment securities (4)(5)	31,947	916	3.82	29,549	2,894	13.06
Other interest-earning assets	44,257	1,340	4.04	38,333	1,802	6.29
Total interest-earning assets	2,847,638	126,692	5.97	2,647,788	141,334	7.16
Allowance for loan losses	(26,918)			(28,003)
Cash and due from banks	66,176			67,616
Cash in non-owned ATMs	175,359			156,523
Bank owned life insurance	58,269			56,030
Other noninterest-earning assets	65,943			67,857
Total assets	$$3,186,467			$$2,967,811

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$167,493	$748	0.60%	$145,900	$993	0.91%
Money market	298,115	4,506	2.02	312,995	9,146	3.91
Savings	195,283	546	0.37	215,239	1,321	0.82
Retail time deposits	517,330	15,175	3.92	468,440	16,418	4.69
Total interest-bearing customer deposits	1,178,221	20,975	2.38	1,142,574	27,878	3.26
Jumbo certificates of deposit	91,709	2,316	3.37	98,793	3,935	5.33
Brokered deposits	282,637	6,997	3.31	294,874	11,940	5.41
Total interest-bearing deposits	1,552,567	30,288	2.61	1,536,241	43,753	3.81
FHLB of Pittsburgh advances	859,262	23,559	3.60	719,255	27,740	5.09
Trust preferred borrowings	67,011	2,548	5.00	67,011	3,555	7.00
Other borrowed funds	181,391	3,654	2.69	140,072	4,987	4.75
Total interest-bearing liabilities	2,660,231	60,049	3.01	2,462,579	80,035	4.33
Noninterest-bearing demand deposits	278,887			273,259
Other noninterest-bearing liabilities	27,463			25,887
Minority interest	-			40
Stockholders’ equity	219,886			206,046
Total liabilities and stockholders’ equity	$3,186,467			$$2,967,811

Excess of interest-earning assets
over interest-bearing liabilities	$187,407			$185,209
Net interest and dividend income		$66,643			$61,299
Interest rate spread			2.96%			2.83%
Net interest margin			3.16%			3.13%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

Net interest income for the third quarter of 2008 improved by $3.2 million, or 16% in comparison to the third quarter of 2007. The net interest margin for the third quarter of 2008 was 3.28% compared to 3.04% for the same quarter of 2007. These increases were the result of a liability sensitive balance sheet combined with active management of deposit pricing. In comparison to the third quarter of 2007, the yield on interest-bearing liabilities declined by 1.68%, while the yield on interest-earning assets only declined by 1.36%. The improvement in the net interest margin also reflects growth, and the improved mix of our balance sheet. In comparison to the third quarter of 2007, loans with an average yield of 6.00%, increased $183.6 million, while mortgage-backed securities, with an average yield of 5.03%, increased by only $1.4 million.

Net interest income for the nine-month period ending September 30, 2008 was $66.6 million compared to $61.3 million for the same period in 2007. The net interest margin for the nine-month period ending September 30, 2007 was 3.16% compared to 3.13% for the same period of 2007. Consistent with the quarterly trend discussed above, the increase in net interest income reflects the continued positive impact of deposit pricing management efforts combined with an improved mix of our balance sheet.

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

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses. We also give consideration to the results of these regulatory agency examinations. The provision for loan losses increased to $3.5 million for the third quarter of 2008 from $1.0 million during the third quarter of 2007, the result of several factors, including deteriorating economic conditions particularly in the residential real estate market and other circumstances affecting the credit strength of our borrowers.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

	Nine months ended September 30,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$25,252	$27,384
Provision for loan losses	8,325	2,645

Charge-offs:
Residential real estate	352	41
Commercial real estate (1)	367	-
Commercial	2,965	347
Overdrafts	901	1,078
Consumer	1,133	509
Total charge-offs	5,718	1,975

Recoveries:
Residential real estate	6	8
Commercial real estate (1)	10	125
Commercial	61	144
Overdrafts	317	355
Consumer	105	82
Total recoveries	499	714

Net charge-offs	5,219	1,261
Ending balance	$28,358	$28,768

Net charge-offs to average gross loans outstanding, net of unearned income (2)	0.30%	0.08%

(1)	Includes commercial mortgage and construction loans.
(2)	Ratio for nine months ended September 30, 2008 and September 30, 2007 are annualized.

Noninterest Income

Noninterest income for the quarter ended September 30, 2008 was $11.7 million compared to $12.8 million for the third quarter of 2007. This decrease included $789,000 in credit/debit card and ATM income, the result of reduced prime rate based ATM bailment fees from Cash Connect, WSFS’ ATM division. A one time $882,000 gain on the sale of WSFS’ credit card portfolio in the third quarter of 2007 also explains part of the decrease. Offsetting these decreases were deposit service charges and loan fee income, which increased by $417,000 and $204,000, respectively and were primarily due to our continued investment in franchise growth. Noninterest income also increased by $176,000 from fees related to 1st Reverse Financial Services, LLC. Excluding the revenues from Cash Connect and the third quarter 2007 gain on the sale of WSFS’ credit card portfolio, noninterest income increased by $546,000, or 8%, from the third quarter of 2007. Although noninterest income was negatively impacted by lower bailment fees, the net interest margin benefited due to lower funding costs for these borrowings.

For the nine months ended September 30, 2008, noninterest income was $35.9 million, an increase of $703,000, or 2%, over the same period in 2007. This increase includes $1.1 million in securities gains and a gain on the sale of shares related to the completion of Visa’s initial public offering during the first quarter of 2008. The increase also includes $403,000 in fees from 1st Reverse Financial Services, LLC. In addition, deposit service charges increased by $933,000 and loan fee income increased by $709,000 for the nine months ended September 30, 2008 compared to the same period in 2007. These increases were offset by a $1.5 million decrease in credit/debit card and ATM income due to reduced prime based ATM bailment fees.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2008 was $23.0 million, an increase of $1.7 million, or 8%, over the $21.3 million reported for the same period in 2007. Excluding $898,000 of expenses related to 1st Reverse Financial Services, LLC, expenses increased $791,000, or 4% over the third quarter of 2007. This increase included $807,000 in other operating expenses, including an increase in FDIC charges due to increased assessment rates and an increase in correspondent bank fees. In addition, and typical of this point in the economic cycle, professional fees increased by $329,000 reflecting increased legal expenses as a result of workout loans. As previously discussed in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition, the current quarter includes a $245,000 non-cash charge resulting from our portion of a Visa litigation settlement, which was disclosed by Visa after our earnings release announcement, and was subsequently recorded in the third quarter. Marketing expenses decreased $331,000 as the third quarter of 2007 included higher expenses as a result of our brand campaign launch.

Noninterest expense for the nine months ended September 30, 2008 was $65.1 million, an increase of $5.4 million or 9% over the $59.7 million reported for the same period in 2007. Excluding $1.4 million of expenses related to 1st Reverse Financial Services, LLC, noninterest expenses increased $4.0 million, or 7%, over the nine months ended September 30, 2007. As a result of continued growth efforts, salaries, benefits and other compensation increased $2.5 million and other operating expenses increased $1.4 million during the nine months ended September 30, 2008 compared to the same period of 2007. Expenses are actively managed and are in accordance with our growth strategy.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of “temporary differences.” We recorded a provision for income taxes during the three and nine months ended September 30, 2008 of $3.0 million and $9.6 million, respectively, compared to an income tax provision of $3.4 million and $11.9 million for the same periods in 2007. The effective tax rate for the three and nine month periods ended September 30, 2008 was 35% and 33%, respectively, compared to 32% and 35%, respectively, for the comparable periods in 2007. The increase in the effective tax rate for the quarter is a result of a $603,000 tax benefit recorded in the three months ended September 30, 2007 related to the effects of tax accounting guidance under FIN 48. The decreased effective tax rate for the nine months ended September 30, 2008 is primarily due to a reduction in unrecognized tax benefits related to the expiration of statutes of limitations during the first quarter of 2008. In addition, the effective tax rate for the nine months ended September 30, 2007 includes a one-time charge to reflect changes in Maryland tax law.

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

Recent Legislation and Other Regulatory Initiatives

On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. This legislation, among other things, authorized the Secretary of Treasury (“Treasury”) to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”). EESA is also being interpreted by the Treasury to allow it to make direct equity investments in QFIs. Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which the Treasury will purchase up to $250 billion in senior perpetual preferred stock of QFIs that elect to participate in the CPP. The Treasury’s investment in an individual QFI may not exceed the lesser of 3% of the QFI’s risk-weighted assets or $25 billion and may not be less than 1% of risk-weighted assets. QFIs have until November 14, 2008, to elect to participate in the CPP. The CPP also requires the issuance of warrants exercisable for a number of shares of common stock with an aggregate value equal to 15% of the amount of the preferred stock investment.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on The Federal Deposit Insurance Corporation's ("FDIC") ability to borrow from the Treasury during this period.  The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments.  EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

As a condition to selling troubled assets to the TARP and/or participating in the CPP, the QFI must agree to the Treasury’s standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer, and next three highest compensated officers of the QFI. In general, these standards require the QFI to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risk taking; (2) recoup any bonus or incentive compensation paid to a senior executive based on financial statements that later prove to be erroneous; (3) prohibit the QFI from making “golden parachute” payments in connection with certain terminations of employment; and (4) not deduct, for tax purposes, executive compensation in excess of $500,000 for each senior executive. Participation in the CPP also results in certain restrictions on the QFI’s dividend and stock repurchase activities. These restrictions remain in place until the Treasury no longer holds any equity or debt securities of the QFI.

As noted in the "Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations, above, the Bank exceeds the minimum regulatory capital standards by substantial margins.  Furthermore, management does not currently believe that the Company has a significant exposure to troubled assets that would warrant sale of such assets under the TARP.  However, we will continue to evaluate this new program to determine if participation would provide a material benefit to us.

                 Concurrent with the announcement of the CPP, the FDIC also established the Temporary Liquidity Guarantee Program.  This program contains two elements: (i) a debt guarantee program and (ii) an increase in deposit insurance coverage for certain types of non-interest bearing accounts.  Pursuant to the debt guarantee program, newly issued senior unsecured debt of banks, thrifts or their holding companies issued on or before June 30, 2009 would be protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy.  Financial institutions opting to participate in this program would be charged an annualized fee equal to 75 basis points multiplied by the amount of debt being guaranteed.  The amount of debt that may be guaranteed cannot exceed 125% of the institution's outstanding debt at September 30, 2008 and due to mature before June 30, 2009.  The guarantee would expire by June 30, 2012 even if the debt itself has not matured.  Pursuant to the temporary unlimited deposit insurance coverage, a qualifying institution may elect to provide unlimited coverage for non-interest bearing transaction deposit accounts in excess of the $250,000 limit by paying a 10 basis point surcharge on the covered amounts in excess of $250,000.  All institutions will have this coverage without charge until December 5, 2008.  Institutions may choose whether to continue the coverage and be charged the surcharge.  To opt out of the program, institutions must notify the FDIC by December 5, 2008.  This coverage would expire on December 31, 2009.  We are currently reviewing our options regarding this coverage.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We adopted SFAS 159 on January 1, 2008 and it did not have a material effect on our Consolidated Financial Statements.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on our Consolidated Financial Statements.

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

We are not engaged in any legal proceedings of a material nature at September 30, 2008. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

Item 1A.	Risk Factors

Our management believes there have been no material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased during the quarter ended September 30, 2008.

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

WSFS FINANCIAL CORPORATION

Date:	November 10, 2008	/s/ MARK A TURNER
Mark A. Turner
President and Chief Executive Officer

Date:	November 10, 2008	/s/ STEPHEN A. FOWLE
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer