Form 10-K
period 2008-12-31
WSFS FINANCIAL CORP
filed 2009-03-16
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-16668

WSFS FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2866913
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Delaware Avenue, Wilmington, Delaware	19899
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (302) 792-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES _____   NO __X__

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES   _____   NO __X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__   NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer __X__	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes _____    No __X__

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on NASDAQ as of June 30, 2008 was $264,701,000. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

As of March 5, 2009, there were issued and outstanding 6,165,099 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2009 are incorporated by reference in Part III hereof.

WSFS FINANCIAL CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

Within this Annual Report on Form 10-K and exhibits thereto, management has included certain “forward-looking statements” concerning the future operations of WSFS Financial Corporation (“the Company,” “our Company,” “WSFS” “we,” “our” or “us”). It is management’s desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all “forward-looking statements” contained in its financial statements. Management has used “forward-looking statements” to describe the future plans and strategies including expectations of our future financial results. Management’s ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. We do not undertake and specifically disclaim any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

OUR BUSINESS

WSFS Financial Corporation is parent to WSFS Bank (‘the Bank”), one of the ten oldest banks in the United States continuously operating under the same name. A permanent fixture in this community, WSFS has been in operation for more than 175 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain relevant. The Bank is a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, the second largest commercial lender in the state and the fourth largest bank in terms of Delaware deposits.

WSFS’ core banking business is commercial lending funded by customer-generated deposits. We have built a $1.7 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 35-branch retail banking franchise located in Delaware and southeastern Pennsylvania. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

In 2005, we established WSFS Wealth Strategies, our wealth management services division. Wealth Strategies was formed in response to our commercial customers’ demand for the same high level service in their investment relationships that they enjoyed as banking customers of WSFS. We found that many competitors are not devoting human capital to clients with less than $5 million in investable assets, thereby creating an opportunity. WSFS Wealth Strategies is complemented by Cypress Capital Management, a Registered Investment Adviser, acquired by WSFS in 2004 and WSFS Investment Group, a brokerage firm and insurance agency.

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

During the second quarter of 2008, we acquired a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), specializing in reverse mortgage lending nationwide.

WSFS POINTS OF DIFFERENTIATION

While all banks offer similar products and services, we believe that WSFS has set itself apart from other banks in our market and the industry in general. Also, community banks have been able to distinguish themselves from large weakened banks with too many big problems and not enough emphasis on the customer in the current environment. The following factors summarize what we believe are those points of differentiation.

Community Banking Model

Our size and community banking model play a key role in our success. Our approach to business combines a service-oriented culture (which we call Stellar Service) with a strong complement of products and services, all aimed at meeting the needs of our retail and business customers. We believe the essence of being a community bank means that we are:

•	Small enough to offer customers responsive, personalized service and direct access to decision makers,
•	Large enough to provide all the products and services needed by our target market customers.

As the financial services industry has consolidated, many independent banks have been acquired by national companies that have centralized their decision-making authority away from their customers and focused their mass-marketing to a regional or even national customer base. We believe this trend has frustrated smaller business owners who have become accustomed to dealing directly with their bank’s senior executives and discouraged retail customers who often experience deteriorating levels of service in the branches. Additionally, it frustrates bank Associates who are no longer empowered to provide good and timely service to their customers.

WSFS Bank offers:

•	Rapid response. Our customers tell us this is a critical differentiator from larger, in-market competitors.
•	One point of contact. Our Relationship Managers are responsible for understanding his or her customers’ needs and bringing together the right resources in the Bank to meet those needs.
•	A customized approach to our clients. We believe this gives us an advantage over our competitors who are too large or centralized to offer customized products or services.
•

Products and services that our customers value. This includes a broad array of banking and cash management products, as well as a legal lending limit high enough to meet the credit needs of our customers, especially as they grow.

Building Associate Engagement and Customer Advocacy

Our business model is built on a concept called Human Sigma, a concept we have implemented using the statement “Engaged Associates delivering Stellar Service to create Customer Advocates”. The Human Sigma model, identified by Gallup, Inc., begins with Associates who have taken ownership of their jobs because their strengths have been identified and they have been matched with the right position and strong management. This strategy motivates Associates, and unleashes innovation and productivity to engage our most valuable asset, our customers, by providing them what we refer to as Stellar Service. As a result, we create Customer Advocates, or customers who have built an emotional attachment to the Bank. Research studies continue to show a direct link between Associate engagement, customer engagement and a company’s financial performance.

Engaged Associates	Delivering Steller Service	Creating Customer Advocates	Building Shareholder Value

Surveys conducted for us by a nationally recognized polling company indicate:

•

Our Associate Engagement scores consistently rank in the top quartile of companies polled. In 2008, there were 13.4 engaged Associates for every disengaged Associate. This compares to a 2.6:1 ratio in 2003 and a national average of 1.5:1.

•

Customer surveys rank us in the top 10% of all companies, a “world class” rating. More than 40% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “I can’t imagine a world without WSFS.”

We believe that by fostering the energy of engaged and empowered Associates, we have become an employer of choice in our market. During each of the past three years, WSFS was ranked “Best Place to Work” by The Wilmington News Journal.

Strong Market Demographics

Delaware is situated in the middle of the Washington, DC - New York corridor which includes the urban markets of Philadelphia and Baltimore. The state benefits from this urban concentration as well as from a unique political environment that has created favorable law and legal structure, a business-friendly environment and a fair tax system. In its 2007 overview, the Corporation for Enterprise Development ranked Delaware as one of only two states to receive “Straight A’s” in its assessment of economic development throughout the U.S. Additionally, Delaware is one of only seven states with a AAA bond rating. Delaware’s Demographics consistently compare favorably to US economic and demographic averages.

(Most recent available statistics)	Delaware	National Average
Average GDP Growth (Average 2006-2007)	(1.6)%	2.0%
Unemployment (For January 2009)	6.7%	8.1%
Median Household Income (Average 2007)	$55,988	$50,740
Population Growth (2000-2007)	10.4%	7.2%

Balance Sheet Management

We put a great deal of focus on actively managing our balance sheet. This management manifests itself in:

•

Strong capital levels. Maintaining strong capital levels is key to our operating philosophy. All regulatory capital levels exceed well-capitalized levels. Our Tier 1 capital ratio was nearly 10% as of December 31, 2008, more than $100 million in excess of the 6% “well-capitalized” level. Our year end capital ratios do not include the additional capital raised in January 2009 through our participation in the Treasury’s Capital Purchase Program (described later).

•

We maintain discipline around our lending, including planned portfolio diversification. Additionally, we take a proactive approach to identifying trends in our business and lending market and have responded proactively to areas of concern. For instance, we have limited our exposure to construction and land development (CLD) loans as we anticipated an end to the expansion in housing prices. We have also increased our portfolio monitoring and reporting sophistication. We maintain diversification in our loan portfolio to limit our exposure to any single type of credit. Such discipline supplements careful underwriting and the benefits of knowing our customers.

•

We seek to avoid credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing some marginal income. As a result, we have no exposure to Freddie Mac or Fannie Mae preferred securities, Trust Preferred securities or any securities backed by sub-prime assets. Our securities purchases have been almost exclusively AAA-rated credits. To date, we have had no other-than-temporary impairment losses to report.

We have been subject to many of the same pressures facing the banking industry, including an increase in our delinquent loans, problem loans and charge-offs from the unsustainably low levels in recent years. The measures we have taken strengthen the Bank’s credit position by diversifying risk and limiting exposure.

Disciplined and Aggressive Capital Management

We understand that our capital (or shareholders’ equity) belongs to our shareholders. They have entrusted this capital to us with the expectation that it will be kept safe, but with the equal expectation that it will earn an adequate return. As a result, we prudently but aggressively manage our shareholders’ capital. It is our intention to return some of our earnings to shareholders through share repurchases, which is now subject to approval by the U.S. Treasury, while maintaining adequate levels of capital.

Strong Performance Expectations

We are focused on high-performing long term financial goals. We define “high performing” as the top quintile of a relevant peer group in return on assets (ROA), return on equity (ROE) and earnings per share (EPS) growth. While industry headwinds have depressed these measures for the industry in recent years, long term, we believe these targets should translate to approximately 1.5% ROA, 18% ROE and a 12% EPS growth rate. Management incentives are paid, in large part, based on driving performance in these areas. A “Target” payment level is only achieved by reaching performance at the 60th percentile of a peer group of all publicly traded banks and thrifts in our size range. More details on this plan are included in our proxy statement.

Growth

Our successful long-term trend in lending, deposit gathering and EPS have been the result of our focused strategy that provides the service and responsiveness of a community bank in a consolidating marketplace. We will continue to grow by:

•

Recruiting and developing talented, service-minded Associates. We have successfully recruited Associates with strong community ties to strengthen our existing markets and provide a strong start in new communities. We also focus efforts on developing talent and leadership in our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS.

•

Embracing the Human Sigma concept. We are committed to building Associate engagement and customer advocacy as a way to develop our culture and grow our franchise. We firmly believe franchise and shareholder value are directly linked to our Human Sigma model.

•	Continuing strong growth in commercial lending by:
o	Selectively building a presence in contiguous markets.
o	Providing product solutions like Remote Deposit Capture to facilitate commercial banking outside of our primary market.
o	Offering our community banking model that combines Stellar Service with the banking products and services our business customers demand.

•

Aggressively growing deposits. In 2003, we energized our retail branch strategy by combining Stellar Service with an expanded and updated branch network. We have also implemented a number of additional measures to accelerate our deposit growth. We will continue to grow deposits by:

o	Expanding and renovating our retail branch network.
o	Further expanding our commercial customer relationships with deposit products.
o	Finding creative ways to build deposit market share such as hiring deposit-focused relationship managers, and targeted marketing programs.
o	Potential acquisitions such as the branch acquisition we completed in 2008.

•

Growing our wealth management services division by leveraging the strong relationships we have with our current customer base and providing unparalleled service to modestly wealthy clients in our market.

Results

Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our shareholders. Since 2004, our commercial loans have grown from $903 million to $1.8 billion, a strong 18% compound annual growth rate (CAGR). Over the same period, customer deposits have grown from $1.1 billion to $1.7 billion, a 13% CAGR. More importantly, over the last decade, shareholder value has increased at a far greater rate than our banking peers and the market in general, as is evident in the table below.

Cumulative Total Shareholder Return Compared with Performance of Selected Indexes December 31, 1997 through December 31, 2008

WSFS Financial Corporation

— — — —	Dow Jones Total Market Index

Nasdaq Bank Index

SUBSIDIARIES

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc.

WSFS Bank has one wholly owned subsidiary, WSFS Investment Group, Inc., which markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through the Bank’s retail banking system and directly to the public.

In addition, WSFS Bank has one majority owned subsidiary, 1st Reverse Financial Services, LLC (1st Reverse). 1st Reverse, a 51% owned subsidiary, is an Illinois-based reverse mortgage company that originates and subsequently sells reverse mortgage loans nationwide.

Montchanin Capital Management, Inc. (“Montchanin”) provides asset management services in our primary market area. Montchanin has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). Cypress is a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions and had approximately $410 million in assets under management at December 31, 2008.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY

Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INVESTMENT ACTIVITIES

At December 31, 2008, WSFS’ total securities portfolio had a carrying value of $547.9 million. The Company’s strategy has been to avoid credit risk in our securities portfolio. Therefore, securities purchases have been limited to AAA-rated securities, except for $12.4 million in BBB+ rated MBS purchased in conjunction with a 2002 reverse mortgage securitization.

•	WSFS owns no CDOs, Bank Trust Preferred, Agency Preferred securities or equity securities in other FDIC insured banks or thrifts.

The portfolio is comprised of:

•	$44.6 million in Federal Agency debt securities with a maturity of four years or less.
•	$194.7 million in “plain vanilla” Agency MBS. Of these, $103.4 million are sequential pay CMOs with no contingent cash flows and $91.3 million are Agency MBS with 10-15 year original final maturities.
•	$292.7 million in Non-Agency MBS. The quality of this portfolio is evidenced by:
o	Diversification among more than 75 different pools.
o	Significant seasoning, with 85% of underlying loans originated in 2005 or earlier, and 15% originated in 2006.
o	Heavy continuing principal amortization, as more than 95% of these bonds were originally 15-year pass-through cash flows.
o

Strong fundamental characteristics, with an average loan-to-value of 42% (based on scheduled amortization and initial appraised value) with an average FICO score (at origination) well above 700. Only 11% of the collateral is classified as Alt-A loans and none are classified as sub-prime.

Only four of the 75 bonds, with a market value of $11.3 million, were downgraded in 2008. Based on stress tests of these four bonds using proprietary models of two independent companies, management believes the collection of the contractual principal and interest is probable and therefore the unrealized losses are considered to be temporary.

Our short-term investment portfolio is intended to keep the Bank’s funds fully employed at the maximum after-tax return, while maintaining acceptable credit, market and interest-rate risk limits, and providing needed liquidity under current circumstances. In addition, our short-term taxable investments provide collateral for various Bank obligations. Our short-term municipal securities provide for a portion of the Bank’s CRA investment program. Amortized cost of investment securities and short-term investments by category, stated in dollar amounts and as a percent of total assets, follow:

	December 31,
	2008		2007		2006
		Percent		Percent		Percent
		of		of		of
	Amount	Assets	Amount	Assets	Amount	Assets
	(Dollars in Thousands)
Held-to-Maturity:

State and political subdivisions	$1,181	0.1%	$1,516	0.1%	$4,219	0.1%

Available-for-Sale:

Reverse Mortgages	(61)	—	2,037	0.1	598	—
State and political subdivisions	4,020	0.1	4,115	0.1	2,785	0.1
U.S. Government and agencies	43,778	1.3	20,477	0.6	46,920	1.6
	47,737	1.4	26,629	0.8	50,303	1.7
Short-term investments:

Interest-bearing deposits in other banks	216	—	1,078	—	243	—
	$49,134	1.4%	$29,223	0.9%	$54,765	1.8%

There were no sales of investment securities classified as available-for-sale during 2008 and 2007. Municipal bonds totaling $440,000 were called by the issuers during 2008. There were no net losses realized on sales in either 2008 or 2007. Proceeds from the sale of investments classified as available-for-sale during 2006 were $11.0 million. There was a net loss of $41,000 realized on sales in 2006. The cost basis for all investment security sales was based on the specific identification method. There were no sales of investment securities classified as held-to-maturity in 2008, 2007 or 2006.

The following table shows the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2008. Substantially all of the related interest and dividends represent taxable income.

	At December 31, 2008
	Amount	Weighted Average Yield (1)
	(Dollars in Thousands)
Held-to-Maturity:

State and political subdivisions (2):
Within one year	$—	—%
After one but within five years	630	7.53
After ten years	551	5.32

Total debt securities, held-to-maturity	1,181	6.50

Available-for-Sale:

Reverse Mortgages (3):
Within one year	$(61)	—

State and political subdivisions (2):
Within one year	855	3.85
After one but within five years	1,890	4.13
After five but within ten years	1,275	4.31

	4,020	4.13

U.S. Government and agencies:
Within one year	$4,001	4.08
After one but within five years	39,777	3.19

	43,778	3.27

Total debt securities, available-for-sale	47,737	3.34

Total debt securities	48,918	3.42

Short-term investments:

Interest-bearing deposits in other banks	216	0.30

Total short-term investments	216	0.30

	$49,134	3.41%

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

In addition to these investment securities, we have maintained an investment portfolio of mortgage-backed securities, $10.8 million of which is classified as “trading” that are BBB+ rated and were purchased in conjunction with a 2002 reverse mortgage securitization. At December 31, 2008, mortgage-backed securities with a par value of $314.5 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. Accrued interest receivable for mortgage-backed securities was $2.1 million and $2.0 million at December 31, 2008 and 2007, respectively. There were no sales of mortgage-backed securities available-for-sale in 2008. In 2007, proceeds from the sale of mortgage-backed securities available-for-sale were $2.7 million, resulting in a gain of $82,000.

The following table shows the amortized cost of mortgage-backed securities and their related weighted average contractual rates at the end of the last three fiscal years.

	December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Available-for-Sale:

Collateralized mortgage obligations	$419,177	5.48%	$407,113	4.97%	$424,748	4.88%
FNMA	35,578	4.19	35,654	4.04	42,254	4.05
FHLMC	30,477	4.44	31,357	4.31	31,121	4.29
GNMA	22,536	5.01	15,923	4.73	19,115	4.72
	$507,768	5.31%	$490,047	4.85%	$517,238	4.77%

Trading:

Collateralized mortgage obligations	$10,816	3.47%	$12,364	7.79%	$12,364	8.35%

CREDIT EXTENSION ACTIVITIES

Over the past several years we have focused on increasing the more profitable segments of our loan portfolio. Our current lending activity is concentrated on lending to small-to mid-sized businesses in the mid-Atlantic region of the United States primarily in Delaware and contiguous counties in Pennsylvania, Maryland and New Jersey. In 2004, residential first mortgage loans comprised 28.9% of the loan portfolio, while the combination of commercial loans and commercial real estate loans made up only 59.0%. In contrast, at December 31, 2008, residential first loans totaled only 17.4%, while commercial loans and commercial real estate loans have increased to a combined total of 71.8% of the loan portfolio. Traditionally, the majority of typical thrift institutions’ loan portfolios have consisted of first mortgage loans on residential properties.

            The following table shows the composition of our loan portfolio at year-end for the last five years. Except as shown below, there are no concentrations of loans exceeding 10% of total loans.

	December 31,
	2008		2007		2006		2005		2004
Types of Loans	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Residential real estate (1)	$425,018	17.4%	$449,853	20.1%	$474,871	23.5%	$457,651	25.8%	$443,023	28.9%
Commercial real estate:
Commercial mortgage	558,979	22.9	465,928	20.9	422,089	20.9	410,552	23.1	416,287	27.1
Construction	251,508	10.3	276,939	12.4	241,931	12.0	178,418	10.0	120,604	7.9
Total commercial real estate	810,487	33.2	742,867	33.3	664,020	32.9	588,970	33.1	536,891	35.0
Commercial	942,920	38.6	787,539	35.3	643,918	31.9	508,930	28.7	368,752	24.0
Consumer	296,728	12.1	278,272	12.4	263,478	13.0	244,820	13.8	210,959	13.7

Gross loans	$2,475,153	101.3	$2,258,531	101.1	$2,046,287	101.3	$1,800,371	101.4	$1,559,625	101.6

Less:
Deferred fees (unearned income)	129	0.0	(701)	0.0	(838)	0.0	(304)	0.0	(64)	0.0
Allowance for loan losses	31,189	1.7	25,252	1.1	27,384	1.3	25,381	1.4	24,222	1.6

Net loans	$2,443,835	100.0%	$2,233,980	100.0%	$2,019,741	100.0%	$1,775,294	100.0	$1,535,467	100.0%

(1)	Includes $2,275, $2,404, $925, $438 and $3,249 of residential mortgage loans held-for-sale at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

The following tables show how much time remains until our loans mature. The first table details the total loan portfolio by type of loan. The second table details the total loan portfolio by loans with fixed interest rates and loans with adjustable interest rates. The tables show loans by contractual maturity. Loans may be pre-paid so that the actual maturity may be earlier than the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the Less than One Year category.

	Less than	One to	Over
	One Year	Five Years	Five Years	Total
	(Dollars in Thousands)

Real estate loans (1)	$165,797	$307,454	$508,467	$981,718
Construction loans	189,544	55,702	6,262	251,508
Commercial loans	347,146	399,234	196,540	942,920
Consumer loans	169,891	54,006	72,831	296,728
	$872,378	$816,396	$784,100	$2,472,874

Rate sensitivity:
Fixed	$86,223	$351,865	$288,423	$726,511
Adjustable (2)	786,155	464,531	495,677	1,746,363
Gross loans	$872,378	$816,396	$784,100	$2,472,874

(1) Includes commercial mortgage loans and does not include loans held-for-sale.
(2) Includes hybrid adjustable rate mortgages.

Residential Real Estate Lending.

We generally originate residential mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. We do not have any significant concentrations of such insurance with any one insurer. On a limited basis, we originate or purchase loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2008, the balance of all such loans was approximately $4.2 million.

Generally, our residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by the Federal Home Loan Mortgage Corporation (“FHLMC”) to assure maximum eligibility for subsequent sale in the secondary market. We sell only those loans that are originated specifically with the intention to sell.

To protect the propriety of our liens, we require that title insurance be obtained. We also require fire and extended coverage casualty insurance for properties securing residential loans. All properties securing residential loans made by us are appraised by independent, licensed and certified appraisers selected by us and are subject to review in accordance with our standards.

The majority of our adjustable-rate, residential real estate loans have interest rates that adjust yearly after an initial period. Typically, the change in rate is limited to two percentage points at the adjustment date. Adjustments are generally based upon a margin (currently 2.75%) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board.

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

The original contractual loan payment period for residential loans is normally 10 to 30 years. Because borrowers may refinance or prepay their loans without penalty, these loans tend to remain outstanding for a substantially shorter period of time. First mortgage loans customarily include “due-on-sale” clauses on adjustable- and fixed-rate loans. This provision gives us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. Due-on-sale clauses are an important means of adjusting the rate on existing fixed-rate mortgage loans to current market rates. We enforce due-on-sale clauses through foreclosure and other legal proceedings to the extent available under applicable laws.

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

We have a very limited amount of subprime loans, $16.9 million, at December 31, 2008 (0.7% of loans), many originated in 2003, and no negative amortizing loans or interest only loans. Subprime mortgage delinquencies of 3.20% in our small portfolio are a fraction of the national average of 20.47%, due to our underwriting and the seasoning of these loans.

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

We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to our prime rate or London InterBank Offered Rate (“LIBOR”), in most cases, and adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these items are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial lending staff. Generally, at origination, the loan-to-value ratios for construction loans do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2008, $459.8 million was committed for construction loans, of which $251.5 million was outstanding.

The remainder of our commercial lending includes loans for working capital, financing equipment acquisitions, business expansion and other business purposes. These loans generally range in amounts up to $10 million, and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to our prime rate or LIBOR, at the time of closing. We have no loans to any one industry with a concentration greater than 10.0% (Health Care and Social Assistance).

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

As of December 31, 2008, our construction and land development (CLD) loans represented $229 million, or only 9.2% of our loan portfolio. Residential CLD, one of the hardest hit sectors in today’s economy, represents only $142 million or 5.7% of the loan portfolio. Our average residential CLD loan is $1.4 million. Only eight of our residential CLD loans exceeded $5 million in outstandings. We currently limit each category to 8% of total loans. Our largest geographic concentration (Sussex County, Delaware) represents only $40 million.

Only four commercial relationships have outstandings in excess of $20 million and each of these relationships is collateralized by real estate or US Treasury securities.

Land loans were $114 million at December 31, 2008 including $44 million of “land held” loans which are land loans not currently being developed.

Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25% if the difference is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2008, no borrower had collective outstandings exceeding these limits.

Consumer Lending.

Our primary consumer credit products are home equity lines of credit and equity-secured installment loans. At December 31, 2008, home equity lines of credit totaled $142.9 million and equity-secured installment loans totaled $131.6 million. In total these product lines represent 93% of total consumer loans. Some home equity products granted a borrower credit availability of up to 100% of the appraised value (net of any senior mortgages) of their residence. Maximum LTV limits were reduced to 80% as of November 2008. At December 31, 2008, we had extended $248.6 million in home equity lines of credit. Home equity lines of credit offer customers with potential Federal income tax advantages, the convenience of checkbook access and revolving credit features and are typically more attractive in the current low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured, while the risk on products like home equity loans is mitigated as they amortize over time.

Prior to 2008, we had not observed any significant adverse experience on home equity lines of credit or equity-secured installment loans but delinquencies and net charge-offs on these products increased in 2008, mainly as a result of the deteriorating economy and declining home values.  During 2008, we also increased our loan loss reserves related to consumer loans.

The following table shows our consumer loans at year-end, for the last five years.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Equity secured installment loans	$131,550	44.3%	$147,551	53.0%	$141,708	53.8%	$136,721	55.8%	$131,935	62.6%
Home equity lines of credit	142,949	48.2	108,873	39.1	100,981	38.3	87,503	35.7	56,755	26.9
Automobile	1,134	0.4	1,159	0.4	1,702	0.7	2,616	1.1	5,126	2.4
Unsecured lines of credit	5,508	1.9	5,011	1.8	8,947	3.4	8,780	3.6	9,338	4.4
Other	15,587	5.2	15,678	5.7	10,140	3.8	9,200	3.8	7,805	3.7

Total consumer loans	$296,728	100%	$278,272	100%	$263,478	100.0%	$244,820	100.0%	$210,959	100.0%

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

During 2008, we originated $435 million of residential real estate loans. This compares to originations of $671 million in 2007. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the mid-Atlantic region totaled $27.7 million for the year ended December 31, 2008 and $53.0 million for 2007. Residential real estate loan sales totaled $30 million in 2008, $26.0 million in 2007 and $33.0 million in 2006. We sell certain newly originated mortgage loans in the secondary market primarily to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment consistent with our current asset/liability management strategies.

Our residential real estate portfolio includes only $16.9 million of sub-prime mortgage loans (less than 1% of our loan portfolio). Most of our subprime portfolio is well seasoned as is evidenced by our low charge-offs and delinquency ratios. Of these loans $368,000 were in nonaccrual status as of December 31, 2008. Net charge offs in this portfolio for the year were minimal at $32,000 or 19 basis points.

At December 31, 2008, we serviced approximately $269 million of residential mortgage loans for others compared to $255 million at December 31, 2007. We also service residential mortgage loans for our own portfolio totaling $423 million and $447 million at December 31, 2008 and 2007, respectively.

We originate commercial real estate and commercial loans through our commercial lending division. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2008, we originated $870 million of commercial and commercial real estate loans compared with $908 million in 2007. To reduce our exposure on certain types of these loans, or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial real estate loan portfolio, typically through loan participations. Commercial real estate loan sales totaled $39.3 million and $19.3 million in 2008 and 2007, respectively. These amounts represent gross contract amounts and do not reflect amounts outstanding on those loans.

Our consumer lending activity is conducted through our branch offices, through correspondent banks and mortgage brokers. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans. During 2008, consumer loan originations amounted to $19.3 million compared to $19.0 million in 2007.

During 2006, we formed a new reverse mortgage initiative under the Bank’s retail leadership. While the Bank’s activity during 2008 has been limited to acting as a correspondent for these loans, our intention is to originate and underwrite our own reverse mortgages in the future. We expect to sell most of these loans and not hold them in our portfolio. These reverse mortgages are government approved and insured.

During 2008, we acquired a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), which specializes in originating and subsequently selling reverse mortgage loans nationwide. These reverse mortgages are government approved and insured.

All loans to one borrowing relationship exceeding $3.5 million must be approved by the Senior Management Loan Committee (“SLC”). The Executive Committee of the Board of Directors (“EC”) reviews the minutes of the SLC meetings. They also approve individual loans exceeding $5 million for customers with less than one year of significant loan history with the Bank and loans in excess of $7.5 million for customers with established borrowing relationships. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a “House Limit” to one borrowing relationship of $20 million. In extraordinary circumstances, we will approve exceptions to the “House Limit”. The largest is a borrowing relationship of $34.3 million, which the EC approved. This borrowing is secured by U.S. Treasury securities which have a value at maturity equal to or exceeding the aggregate loan principal.

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

Most loan fees are not recognized in the Consolidated Statement of Operations immediately, but are deferred as adjustments of yield in accordance with U.S. generally accepted accounting principles and are reflected in interest income. Those fees represented interest income of $1.1 million, $124,000, and $425,000 during 2008, 2007, and 2006, respectively. The increase in fee income in 2008 was mainly the result of several large prepayment penalties received during the year. Loan fees other than those considered adjustments of yield (such as late charges) are reported as loan fee income, a component of noninterest income.

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

We endeavor to manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Risk Management Department monitors the asset quality of our loan and investment in real estate portfolios and reports such information to the Credit Policy Committee, the Audit Committee of the Board of Directors and the Bank’s Controller’s Department.

SOURCES OF FUNDS

We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2008, net loan growth resulted in the net use of $236.7 million in cash. The loan growth was primarily the result of our continued success in increasing corporate and small business lending. Management expects this trend to continue. While our loan-to-deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings and deposit growth.

As a financial institution, we have ready access to several sources of funding. Among these are:

•	Deposit growth
•	Brokered deposits
•	Borrowing from the FHLB
•	Fed Discount Window access
•	Other borrowings such as repurchase agreements
•	Cash flow from securities and loan sales and repayments
•	Net income.

Our current branch expansion and renovation program is focused on expanding our retail footprint in Delaware and attracting new customers to provide additional deposit growth. Customer deposit growth was strong, equaling $227.9 million, or 15%, between December 31, 2007 and December 31, 2008. During 2008 we acquired six Delaware branches from Sun National Bank, including $95.3 million in customer deposit accounts.

Deposits. We offer various deposit programs to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. In addition, we accept “jumbo” certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. The Bank primarily attracts deposits through its system of 35 retail banking offices (as of December 31, 2008). Twenty -four banking offices were located in northern Delaware’s New Castle County, WSFS’ primary market. These banking offices maintain approximately 156,000 total account relationships with approximately 60,000 total households. Four banking offices are located in central Delaware’s Kent County, two of which are in the state capital, Dover. Four banking offices are located in Delaware’s Sussex County and three other banking offices are located in nearby southeastern Pennsylvania.

The following table shows the maturity of certificates of deposit of $100,000 or more as of December 31, 2008:

Maturity Period	December 31, 2008
(In Thousands)

Less than 3 months	$104,129
Over 3 months to 6 months	70,890
Over 6 months to 12 months	73,731
Over 12 months	50,921
$299,671

Borrowings. We utilize the following borrowing sources to fund operations:

Federal Home Loan Bank Advances

As a member of the Federal Home Loan Bank of Pittsburgh, we are able to obtain Federal Home Loan Bank (“FHLB”) advances. Advances from the FHLB of Pittsburgh had rates ranging from 0.57% to 5.45% at December 31, 2008. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. We are required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.65% of its borrowings from them, plus 0.65% of our unused borrowing capacity. As of December 31, 2008, our FHLB stock investment totaled $39.3 million.

At December 31, 2008 we had $816.0 million in FHLB advances. Eight advances are outstanding at December 31, 2008 totaling $180.0 million, with a weighted average rate of 4.37% maturing in 2009 and beyond. At the discretion of the FHLB, theses eight advances are convertible quarterly to a variable rate advance based upon a three-month LIBOR rate, after an initial fixed term. If any of these advances convert, we have the option to prepay these advances at predetermined times or rates.

In December 2008, the FHLB of Pittsburgh announced the suspension of both dividend payments and the repurchase of capital stock until such time as it becomes prudent to reinstate both. During 2008 we received $1.5 million in dividends from the FHLB of Pittsburgh.

Trust Preferred Borrowings

In 2005, we issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The proceeds from this issuance were used to fund the redemption of $51.5 million of Floating Rate Capital Trust I Preferred Securities which had a variable interest rate of 250 basis points over the three-month LIBOR rate.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2008, we purchased federal funds as a short-term funding source. At December 31, 2008, we had purchased $50.0 million in federal funds at a rate of 0.38%. At December 31, 2007, we also had $50.0 million in federal funds purchased.

During 2008, we sold securities under agreements to repurchase as a funding source. At December 31, 2008, securities sold under agreements to repurchase had a fixed rate of 4.87%. The underlying securities are mortgage-backed securities with a book value of $29.5 million at December 31, 2008.

PERSONNEL

As of December 31, 2008 we had 633 full-time equivalent Associates (employees). The Associates are not represented by a collective bargaining unit. Management believes its relationship with its Associates is very good.

REGULATION

Regulation of the Corporation

General. We are a registered savings and loan holding company and are subject to the regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision (“OTS”). We are also a registered public company subject to the reporting requirements of the United States Securities and Exchange Commission. The filings we make with Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available on the investor relations page of our website at www.wsfsbank.com.

Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission (the “SEC”) has promulgated new regulations pursuant to the Sarbanes-Oxley Act of 2002 (the “Act”) and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations has increased our expenses.

Restrictions on Acquisitions. A savings and loan holding company must obtain the prior approval of the Director of OTS before acquiring (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

The statutory restrictions on the formation of interstate multiple holding companies would not prevent us from entering into other states by mergers or branching. OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless the federal association qualifies as a “domestic building and loan association” under Section 7701(a)(19) of the Internal Revenue Code or as a “qualified thrift lender” under the Home Owners’ Loan Act and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or qualified thrift lender. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association’s record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

Recent Legislative and Regulatory Initiatives to Address the Current Financial and Economic Crisis Congress, the United States Department of the Treasury (“Treasury”) and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the

U.S. banking system and financial markets. See “Recent Legislation” under Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Regulation of WSFS Bank

General. As a federally chartered savings institution, the Bank is subject to extensive regulation by the Office of Thrift Supervision. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file reports with the OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

Transactions with Affiliates; Tying Arrangements. The Bank is subject to certain restrictions in its dealings with us and our affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association, generally, is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that is a bank or savings association. In a holding company context, the parent holding company of a savings association (such as “WSFS Financial Corporation”) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate that engages in any activity impermissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Savings associations are also prohibited from extending credit, offering services, or fixing or varying the consideration for any extension of credit or service on the condition that the customer obtain some additional service from the institution or certain of its affiliates or that the customer not obtain services from a competitor of the institution, subject to certain limited exceptions.

Regulatory Capital Requirements. Under OTS capital regulations, savings institutions must maintain “tangible” capital equal to 1.5% of adjusted total assets, “Tier 1” or “core” capital equal to 4% of adjusted total assets (or 3% if the institution is rated composite 1 under the OTS examiner rating system), and “total” capital (a combination of core and “supplementary” capital) equal to 8% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital.

The OTS capital rule defines Tier 1 or core capital as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and “qualifying supervisory goodwill,” less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets except for limited amounts of mortgage servicing assets. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2008, the Bank was in compliance with both the core and tangible capital requirements.

The risk weights assigned by the OTS risk-based capital regulation range from 0% for cash and U.S. government securities to 100% for consumer and commercial loans, non-qualifying mortgage loans, property acquired through foreclosure, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, non-withdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution’s reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2007, WSFS Bank was in compliance with the OTS risk-based capital requirements.

Dividend Restrictions. As the subsidiary of a savings and loan holding company, WSFS bank must submit notice to the OTS prior to making any capital distribution (which includes cash dividends and payments to shareholders of another institution in a cash merger). In addition, a savings association must make application to the OTS to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association’s total distributions for the calendar year exceeds the association’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

Insurance of Deposit Accounts. The Bank’s deposits are insured to applicable limits by the FDIC (“Federal Deposit Insurance Corporation”). Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006, resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund (“DIF”); (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the Reform Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank and the Company elected to participate in the unsecured debt guarantee program. The assessments for unlimited noninterest bearing transaction account coverage will total 10 basis points per $100 of insured deposits during 2009. The assessments for unsecured debt guarantee program coverage will total 75 basis points per $100 of insured deposits during 2009.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits. If the DIF’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date. During 2008 we were able to offset $330,000 of our deposit insurance premium. We have no remaining credits available to offset our deposit insurance premiums for 2009.

Pursuant to the Reform Act, the FDIC has maintained the designated reserve ratio at 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with a CAMELS (“Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk”) rating of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings, plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

On October 16, 2008, the FDIC published a notice in the Federal Register concerning its establishment of the Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”). The Restoration Plan is a five year recapitalization plan for the DIF (subsequently amended to cover a seven-year time frame, as discussed below) based, in part, on significantly higher assessed DIF rates. Concurrent with the publication of the Restoration Plan, the FDIC issued a proposed rule to increase the DIF assessed rates for the first quarter of 2009 by 7 bps and, effective April 1, 2009, to make certain other changes regarding risk-based assessment and to set new deposit insurance rates. On December 22, 2008, the FDIC issued a final rule in which it invoked the “good cause” exception of the Administrative Procedures Act to waive the requirement that once finalized a rule must have a delayed effective date of 30 days from the publication date and, effective January 1, 2009, raised the first quarter 2009 DIF assessed rates by 7 bps. Under the final rule, for the first quarter of 2009, the new rates were expressed to range between 12 and 50 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution was assigned. Institutions in Risk Category I were charged a rate between 12 and 14 cents per $100 in assessable deposits for the first quarter of 2009. Such an increase in the DIF assessed rates more than doubles the previous applicable rates for Tier I institutions.

On February 27, 2009 the FDIC amended the Restoration Plan for the DIF. Under the amended Restoration Plan, the FDIC extended the horizon from five years to seven years to raise the DIF reserve ratio to 1.15 percent, in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession. The amended Restoration Plan was accompanied by a final rule that sets assessment rates and makes adjustments to recognize how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which would increase the FDIC’s loss in the event of institutional failure, without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The final rule also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

On February 27, 2009, the FDIC proposed an additional amendment to the Restoration Plan for the DIF. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. On March 5, 2009, FDIC Chairman Sheila Bair announced that if Congress adopts legislation expanding the FDIC’s line of credit with Treasury from $30 billion to $100 billion, the FDIC might have the flexibility to reduce the special emergency assessment, possibly from 20 to 10 basis points. This assessment will be in addition to the new assessment rates which become effective April 1, 2009.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.011% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2019.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain reserves against their transaction accounts. As of December 31, 2008, no reserves were required to be maintained on the first $10.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $34.1 million of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets. As of December 31, 2008 we met our reserve requirements.

ITEM 1A. RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list and the order is not intended as an indicator of the level of importance.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. economy or the U.S. banking system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”) which, among other measures, authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. The Series A Preferred Stock and warrant offered by this prospectus were issued by us to Treasury pursuant to the TARP Capital Purchase Program. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

Most recently, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education and health spending.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Insured institutions were automatically covered by this program from October 14, 2008 until December 5, 2008, unless they opted out prior to that date. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009. The debt includes all newly issued unsecured senior debt including promissory notes, commercial paper and inter-bank funding. The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. The Bank elected to participate in both parts of the temporary liquidity guarantee program.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Difficult market conditions and economic trends have adversely affected our industry and our business.

We are particularly exposed to downturns in the U. S. housing market. Dramatic declines in the housing market over the past year, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased credit supply in part due to the reduction in non-bank providers of credit in the marketplace. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult market conditions will improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

•

We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

•

Our ability to borrow from other financial institutions or the Federal Home Loan Bank on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

•	We may experience a decline in the value of our investment in Federal Home Loan Bank stock, which could result in a writedown of the investment.

•	We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The securities purchase agreement between us and Treasury permits Treasury to impose additional restrictions on us retroactively.

The securities purchase agreement we entered into with Treasury permits Treasury to unilaterally amend the terms of the securities purchase agreement to comply with any changes in federal statutes after the date of its execution. ARRA imposed additional executive compensation and expenditure limits on all current and future TARP recipients, including us, until we have repaid the Treasury. These additional restrictions may impede our ability to attract and retain qualified executive officers. ARRA also permits TARP recipients to repay the Treasury without penalty or requirement that additional capital be raised, subject to Treasury’s consultation with our primary federal regulator while the securities purchase agreement required that, for a period of three years, the Series A Preferred Stock could generally only be repaid if we raised additional capital to repay the securities and such capital qualified as Tier 1 capital. Additional unilateral changes in the securities purchase agreement could have a negative impact on our financial condition and results of operations.

Future loan losses may negatively impact the Company.

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to us. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income.

Rapidly changing interest rate environments could reduce our profitability.

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

Liquidity risk.

Due to our continued success in our lending operations, particularly in corporate and small business lending, our loans have exceeded customer deposit funding. Changes in interest rates or alternative investment opportunities and other factors may make deposit gathering more difficult. Additionally, interest rate changes or disruptions in the capital market may make the terms of the borrowings and brokered deposits less favorable. As a result, there is a risk that we will not have funds to meet our obligations when they come due. Interest rate and liquidity risk is managed by our Asset/Liability Committee (“ALCO”). While our loan-to-deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings and deposit growth. A liquidity crisis plan has been developed and is an important part of our liquidity management.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations and cash flows.

Our profitability could be adversely affected if we are unable to promptly deploy the capital raised in our recent offering.

We may not be able to immediately deploy all of the capital raised in the recent sale of the Series A Preferred Stock to the Treasury. Investing the offering proceeds in securities until we are able to deploy the proceeds will provide lower margins than we generally earn on loans, potentially adversely affecting shareholder returns, including earnings per share, return on assets and return on equity.

The financial services industry is very competitive.

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

Adverse changes in the economic growth and vitality in our banking markets may negatively impact us.

Our business is closely tied to the economies of Delaware and the contiguous counties outside of Delaware. A sustained economic downturn could adversely affect our net income.

We are subject to extensive regulation.

Our operations are subject to extensive regulation by federal banking authorities which impose requirements and restrictions on our operations. The impact of changes to laws and regulations or other actions by regulatory agencies could make regulatory compliance more difficult or expensive for us and could adversely affect our net income.

We may not be able to achieve our growth plans or effectively manage its growth.

There can be no assurance that growth opportunities will be available or that growth will be successfully managed. This includes, but is not limited to, growth in generating loans and gathering deposits. Due to our investment in future growth, failure to obtain sufficient growth would negatively effect our net income.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income.

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

We continually encounter technological change.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table shows information regarding offices and material properties held by us, and our subsidiaries, at December 31, 2008:

Location	Owned/ Leased	Date Lease Expires	Net Book Value Of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
WSFS :
WSFS Bank Center Branch (2) Main Office 500 Delaware Avenue Wilmington, De 19801	Leased	2019	1,808	764,942
Union Street Branch 211 North Union Street Wilmington, DE 19805	Leased	2012	95	60,091
Trolley Square Branch 1711 Delaware Ave Wilmington, DE 19806	Leased	2011	24	32,054
Fairfax Shopping Center (3) 2005 Concord Pike Wilmington, DE 19803	Master Lease		7,991	81,113
Branmar Plaza Shopping Center Branch 1812 Marsh Road Wilmington, DE 19810	Leased	2013	77	97,966
Prices Corner Shopping Center Branch 3202 Kirkwood Highway Wilmington, DE 19808	Leased	2023	60	103,790
Pike Creek Shopping Center Branch 4730 Limestone Road Wilmington, DE 19808	Leased	2015	677	81,689
University Plaza Shopping Center Branch 100 University Plaza Newark, DE 19702	Leased	2026	1,328	51,205
College Square Shopping Center Branch (4) Route 273 & Liberty Avenue Newark, DE 19711	Leased	2012	161	101,802
Airport Plaza Shopping Center Branch 144 N. DuPont Hwy. New Castle, DE 19720	Leased	2013	661	73,299
Stanton Branch Inside ShopRite 1600 W. Newport Pike Wilmington, DE 19804	Leased	2011	17	19,822
Glasgow Branch Inside Safeway at People Plaza Routes 40 & 896 Newark, DE 19702	Leased	2012	30	23,193
Middletown Crossing Shopping Center 400 East Main Street Middletown, DE 19709	Leased	2017	940	42,488
Dover Branch Inside Metro Food Market 257 North DuPont Highway Dover, DE 19901	Leased	2010	44	13,527

Location	Owned/ Leased	Date Lease Expires	Net Book Value Of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
West Dover Loan Office Greentree Office Center 160 Greentree Drive Suite 105 Dover, DE 19904	Leased	2014	20	31
Blue Bell Loan Office 721 Skippack Pike Suite 101 Blue Bell, PA 19422	Leased	2012	21	10,868
Glen Eagle (5) Inside Genaurdi’s Family Market 475 Glen Eagle Square Glen Mills, PA 19342	Leased	2024	111	7,452
University of Delaware-Trabant University Center 17 West Main Street Newark, DE 19716	Leased	2013	44	14,299
Brandywine Branch Inside Safeway Market 2522 Foulk Road Wilmington, DE 19810	Leased	2014	27	24,024
Operations Center 2400 Philadelphia Pike Wilmington, DE 19703	Owned		685	N/A
Longwood Branch Inside Genaurdi’s Family Market 830 E. Baltimore Pike E. Marlboro, PA 19348	Leased	2010	68	10,725
Holly Oak Branch Inside Super Fresh 2105 Philadelphia Pike Claymont, DE 19703	Leased	2015	45	18,769
Hockessin Branch 7450 Lancaster Pike Wilmington, DE 19707	Leased	2015	566	67,670
Lewes Branch Southpointe Professional Center 1515 Savannah Road, Suite 103 Lewes, DE 19958	Leased	2013	101	37,460
Fox Run Shopping Center 210 Fox Hunt Drive Bear, DE 19701	Leased	2015	884	50,644
Camden Town Center 4566 S. Dupont Highway Camden, DE 19934	Leased	2024	956	25,358
Rehoboth Branch 19335 coastal Highway Lighthouse Plaza Rehoboth, DE 19771	Leased	2028	930	50,175
Loan Operations 30 Blue Hen Drive Suite 200 Newark, DE 19713	Leased	2012	3	N/A
West Dover Branch 1486 Forest Avenue Dover, DE 19904	Owned		2,182	24,953
Longneck Branch 25926 Plaza Drive Millsboro, DE 19966	Leased	2026	1,234	30,693

Location	Owned/ Leased	Date Lease Expires	Net Book Value Of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Smyrna Simon’s Corner Shopping Center 400 Jimmy Drive Smyrna, DE 19977	Leased	2028	1,264	23,694
Oxford, LPO 59 South Third Street Suite 1 Oxford, PA	Leased	2011	34	8,967
Greenville 3908 Kennett Pike Greenville, DE	Owned		2,075	24,652
WSFS Bank Center 500 Delaware Avenue Wilmington, De 19801	Leased	2011	760	12,684
Market Street Branch (7) 833 Market Street Wilmington, De 19801	Leased	2009	77	63,052
Annandale, VA 7010 Little River Tnpk. Suite 330 Annandale, VA 22003	Leased	2011	16	782
Oceanview (6) 69 Atlantic Avenue Oceanview, DE 19970	Leased	2024	177	N/A
Selbyville Strawberry Center Unit 2 Selbyville, DE 19975	Leased	2013	55	5,896
Lewes (7) 34383 Carpenters Way Lewes, DE 19958	Leased	2028	N/A	N/A
Millsboro (8) 26644 Center View Drive Millsboro, DE 19966	Leased	2029	45	N/A
Concord Square 4401 Concord Pike Wilmington, DE 19803	Leased	2011	61	30,227
Crossroads 2080 New Castle Avenue New Castle, DE 19720	Leased	2013	61	16,355
Delaware City 145 Clinton Street Delaware City, DE 19706	Owned		122	5,013
Governor’s Square 1101 Governor’s Place Bear, DE 19701	Leased	2010	61	10,928
Liberty Square (9) 1 Possum Park Shopping Center Newark, DE 19711	Leased	2009	N/A	N/A
1st Reverse Financial Services Headquarters Quail Ridge Office Center Quail Ridge Drive Westmont, IL	Leased	2009	N/A	N/A
Call Center 1295 Corporate Drive Hudson, OH 44236	Leased	2009	N/A	N/A

Cypress Capital Management, LLC 1220 Market Street Suite 704 Wilmington, DE 19801	Leased	2010	5	N/A
$2,122,352

(1)	The net book value of all the Company’s investment in premise and equipment totaled $34.9 million at December 31, 2008.
(2)	Location of Corporate Headquarters and Montchanin Capital Management, Inc.
(3)	Includes Fairfax Branch office and shopping center which is under a master lease. Net book value represents the value of the entire facility.
(4)	Includes the Company’s education and development center.
(5)	As of December 31, 2008, location was under construction. Completion date is August, 2009.
(6)	As of December 31, 2008, location was under construction. Completion date is June, 2009.
(7)	As of December 31, 2008, location was under construction. Completion date is April, 2009.
(8)	As of December 31, 2008, location was under construction. Completion date is June, 2009.
(9)	No branch is open at this location. This lease was part of the Sun Branch purchase in October 2008.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to be disclosed under this item.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2008 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on The Nasdaq Stock Market(SM) under the symbol WSFS. At December 31, 2008, we had 1,200 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

The closing market price of our common stock at December 31, 2008 was $47.99.

		Stock Price Range
		Low	High	Dividends
2008	4th	$35.51	$60.50	$0.12
	3rd	$40.04	$65.50	$0.12
	2nd	$42.79	$53.84	$0.12
	1st	$41.12	$54.17	$0.10
				$0.46

2007	4th	$48.45	$68.33	$0.10
	3rd	$53.42	$68.81	$0.10
	2nd	$62.78	$69.00	$0.10
	1st	$60.91	$70.85	$0.08
				$0.38

COMPARATIVE STOCK PERFORMANCE GRAPH

The graph and table which follow show the cumulative total return on our Common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our Common Stock or the index equals the total increase in value since December 31, 2003, assuming reinvestment of all dividends paid into the Common Stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2003 in our Common Stock and in each of the indexes. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN

COMPARED WITH PERFORMANCE OF SELECTED INDEXES

December 31, 2003 through December 31, 2008

	Cumulative Total Return
	2003	2004	2005	2006	2007	2008

WSFS Financial Corporation	$100	$134	$137	$153	$114	$110
Dow Jones Total Market Index	100	103	102	119	127	84
Nasdaq Bank Index	100	114	111	127	102	80

ITEM 6. SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except Per Share Data)
At December 31,
Total assets	$3,432,560	$3,200,188	$2,997,396	$2,846,752	$2,502,956
Net loans (1)	2,443,835	2,233,980	2,019,741	1,775,294	1,535,467
Investment securities (2)	49,749	26,235	53,893	56,704	97,485
Investment in reverse mortgages, net	(61)	2,037	598	785	(109)
Other investments	39,521	46,615	41,615	46,466	44,477
Mortgage-backed securities (2)	498,205	496,492	516,711	620,323	524,144
Deposits	2,122,352	1,827,161	1,756,348	1,446,236	1,234,962
Borrowings (3)	999,734	1,068,149	935,668	1,127,997	1,002,609
Trust preferred borrowings	67,011	67,011	67,011	67,011	51,547
Stockholders’ equity	216,635	211,330	212,059	181,975	196,303
Number of full-service branches (4)	35	29	27	24	24

For the Year Ended December 31,
Interest income	$166,477	$189,477	$177,177	$136,022	$104,110
Interest expense	77,258	107,468	99,278	62,380	37,246
Noninterest income	45,989	48,166	40,305	34,653	31,950
Noninterest expenses	89,098	82,031	69,314	62,877	55,699
Income from continuing operations	16,136	29,649	30,441	27,856	25,757
Net income	16,136	29,649	30,441	27,856	25,900
Earnings per share:
Basic:
Income from continuing operations	$2.62	$4.69	$4.59	$4.10	$3.60
Net income	2.62	4.69	4.59	4.10	3.62
Diluted:
Income from continuing operations	2.57	4.55	4.41	3.89	3.39
Net income	2.57	4.55	4.41	3.89	3.41

Interest rate spread	2.94%	2.80%	2.70%	2.91%	3.07%
Net interest margin	3.13	3.09	2.98	3.13	3.24
Return on average equity (5)	7.30	14.34	15.42	14.78	13.54
Return on average assets (5)	0.50	0.98	1.03	1.05	1.10
Average equity to average assets (5)	6.86	6.87	6.68	7.10	8.13

(1)	Includes loans held-for-sale.
(2)	Includes securities available-for-sale.
(3)	Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4)

WSFS opened two branches and acquired six (keeping four open and closing two) branches in 2008, opened three branches and closed one branch in 2007, opened three branches in 2006, and opened one branch in 2004.

(5)	Based on continuing operations.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

WSFS Financial Corporation (“the Company,” “our Company,” “we,” “our” or “us”) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”). Founded in 1832, we are one of the ten oldest banks in the United States continuously-operating under the same name. As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader investment powers than most other financial institutions. We have served the residents of the Delaware Valley for over 175 years. We are the largest thrift institution headquartered in Delaware and the third largest financial institution in the state on the basis of total deposits traditionally garnered in-market. Our primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits. Our strategic focus is to exceed customer expectations, deliver stellar service and build customer advocacy through highly trained, relationship oriented, friendly, knowledgeable, and empowered Associates.

We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services through WSFS Wealth Strategies, which was formed during 2005. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum. We serve our customers primarily from our main office, 35 retail banking offices, loan production offices and operations centers located in Delaware, southeastern Pennsylvania and Virginia and through our website at www.wsfsbank.com.

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities through the Bank’s retail banking system. WSFS Bank also owns a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), specializing in reverse mortgage lending.

Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC (“Cypress”). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. Cypress had approximately $410 million in assets under management at December 31, 2008.

FORWARD-LOOKING STATEMENTS

Within this annual report and financial statements, management has included certain “forward-looking statements” concerning our future operations. Statements contained in this annual report which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. It is management’s desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all “forward-looking statements.” Management has used “forward-looking statements” to describe future plans and strategies including expectations of our future financial results. Management’s ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general, and changes in federal and state regulations, among other factors. These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements. Actual results may differ materially from management expectations. We do not undertake, and specifically disclaim any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

WSFS Financial Corporation recorded net income of $16.1 million or $2.57 per diluted share for the year ended December 31, 2008, compared to $29.6 million or $4.55 per share and $30.4 million or $4.41 per share in 2007 and 2006, respectively.

Net Interest Income. Net interest income increased $7.2 million, or 9%, to $89.2 million in 2008 compared to $82.0 million in 2007. The net interest margin for 2008 was 3.13%, up 0.04% from 2007. These increases were the result of a slightly liability sensitive balance sheet combined with active management of deposit pricing. In comparison to 2007, the yield on interest-bearing liabilities declined by 1.41%, while the yield on interest-earning assets only declined by 1.27%. The improvement in the net interest margin also reflects growth, and the improved mix of our balance sheet. The investment category on our average balance sheet includes income from reverse mortgages, which declined substantially in 2008 compared to 2007, consistent with decreases in home prices over the past year. During 2008 we lost $1.1 million on reverse mortgages compared to income of $2.0 million in 2007. For further discussion of reverse mortgages, see the “Reverse Mortgages” discussion included in this Management’s Discussion and Analysis and Note 4 to the Consolidated Financial Statements.

Net interest income increased $4.1 million, or 5%, to $82.0 million in 2007 compared to $77.9 million in 2006. The net interest margin for 2007 was 3.09%, up 0.11% from 2006. The overall improvement in the net interest margin over the previous year reflects loan growth and our continued efforts to refocus the mix of our balance sheet. Loans, with an average yield of 7.55%, increased $168.7 million on average while mortgage-backed securities, with an average yield of 4.93%, declined $99.4 million on average mostly due to scheduled repayments. In addition, interest-bearing deposits, with an average rate of 3.76%, increased $219.3 million on average while FHLB advances, with an average rate of 4.97%, decreased $210.1 million on average. The yield on earning assets increased 0.37% on average in comparison to 2006 while the rate on interest-bearing liabilities increased by 0.27% on average. Additionally, income from reverse mortgages increased $1.3 million in comparison to 2006.

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

Year Ended December 31,	2008 vs. 2007			2007 vs. 2006
	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
(Dollars in Thousands)
Interest Income:
Commercial real estate loans	$5,722	$(15,131)	$(9,409)	$4,281	$(320)	$3,961
Residential real estate loans	(1,280)	360	(920)	(1,244)	1,186	(58)
Commercial loans (1)	9,460	(15,396)	(5,936)	10,318	475	10,793
Consumer loans	894	(3,480)	(2,586)	870	317	1,187
Mortgage-backed securities	(588)	335	(253)	(4,898)	691	(4,207)
Investment securities	504	(3,610)	(3,106)	(1,638)	2,430	792
Other	155	(945)	(790)	(601)	433	(168)
Favorable (unfavorable)	14,867	(37,867)	(23,000)	7,088	5,212	12,300

Interest expense:
Deposits:
Interest-bearing demand	217	(546)	(329)	180	428	608
Money market	(419)	(5,542)	(5,961)	2,981	799	3,780
Savings	(106)	(837)	(943)	(248)	(310)	(558)
Retail time deposits	2,933	(4,515)	(1,582)	4,003	3,045	7,048
Jumbo certificates of deposits - nonretail	(229)	(1,856)	(2,085)	927	149	1,076
Brokered certificates of deposits	258	(6,860)	(6,602)	1,815	835	2,650
FHLB of Pittsburgh advances	3,460	(12,401)	(8,941)	(10,342)	3,025	(7,317)
Trust Preferred	0	(1,478)	(1,478)	0	(300)	(300)
Other borrowed funds	1,500	(3,789)	(2,289)	1,090	113	1,203
Unfavorable (favorable)	7,614	37,824)	(30,210)	406	7,784	8,190
Net change, as reported	$7,253	$(43)	$7,210	$6,682	$(2,572)	$4,110

(1) The tax-equivalent income adjustment is related to commercial loans.

The following table provides information regarding the average balances of, and yields/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2008			2007			2006
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$763,825	$46,647	6.11%	$687,614	$56,056	8.15%	$635,133	$52,095	8.20%
Residential real estate loans	437,223	25,531	5.84	459,043	26,451	5.76	481,308	26,509	5.51
Commercial loans	840,303	50,830	6.08	709,507	56,766	8.05	582,546	45,973	7.97
Consumer loans	282,943	17,653	6.24	270,518	20,239	7.48	258,946	19,052	7.36
Total loans	2,324,294	140,661	6.10	2,126,682	159,512	7.55	1,957,933	143,629	7.39
Mortgage-backed securities (4)	480,002	23,984	5.00	491,650	24,237	4.93	591,021	28,444	4.81
Investment securities (4) (5)	34,263	254	0.74	29,130	3,360	11.53	55,004	2,568	4.67
Other interest-earning assets	42,934	1,578	3.68	40,137	2,368	5.90	51,144	2,536	4.96
Total interest-earning assets	2,881,493	166,477	5.82	2,687,599	189,477	7.09	2,655,102	177,177	6.72
Allowance for loan losses	(27,210)			(28,192)			(26,491)
Cash and due from banks	65,022			70,387			57,771
Cash in non-owned ATMs	172,304			158,091			153,060
Bank-owned life insurance	58,503			56,307			53,137
Other noninterest-earning assets	70,838			67,711			63,793
Total assets	$3,220,950			$3,011,903			$2,956,372

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$174,080	1,064	0.61%	$148,039	1,393	0.94%	$123,599	785	0.64%
Money market	300,775	5,909	1.96	312,192	11,870	3.80	232,418	8,090	3.48
Savings	197,175	736	0.37	211,453	1,679	0.79	240,426	2,237	0.93
Retail time deposits	543,808	20,775	3.82	476,159	22,357	4.70	384,654	15,309	3.98
Total interest-bearing retail deposits	1,215,838	28,484	2.34	1,147,843	37,299	3.25	981,097	26,421	2.69
Jumbo certificates of deposit-nonretail	93,901	3,091	3.29	98,452	5,176	5.26	80,691	4,100	5.08
Brokered certificates of deposit	282,760	8,234	2.91	277,860	14,836	5.34	243,070	12,186	5.01
Total interest-bearing deposits	1,592,499	39,809	2.50	1,524,155	57,311	3.76	1,304,858	42,707	3.27
FHLB of Pittsburgh advances	841,005	29,620	3.46	765,974	38,561	4.97	976,101	45,878	4.64
Trust preferred borrowings	67,011	3,275	4.81	67,011	4,753	7.00	67,011	5,053	7.44
Other borrowed funds	186,081	4,554	2.45	147,251	6,843	4.65	123,800	5,640	4.56
Total interest-bearing liabilities	2,686,596	77,258	2.88	2,504,391	107,468	4.29	2,471,770	99,278	4.02
Noninterest-bearing demand deposits	283,845			272,964			262,838
Other noninterest-bearing liabilities	29,560			27,737			24,330
Minority interest	—			38			84
Stockholders’ equity	220,949			206,773			197,350
Total liabilities and stockholders’ equity	$3,220,950			$3,011,903			$2,956,372
Excess of interest-earning assets over interest-bearing liabilities	$194,897			$183,208			$183,332
Net interest and dividend income		$89,219			$82,009			$77,899
Interest rate spread			2.94%			2.80%			2.70%
Net interest margin			3.13%			3.09			2.98%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

Provision for Loan Losses. We maintain an allowance for loan losses at an appropriate level based on management’s assessment of the estimable and probable losses in the loan portfolio, pursuant to accounting literature, which is discussed further in the “Nonperforming Assets” section of this Management’s Discussion and Analysis. Management’s evaluation is based upon a review of the portfolio and requires significant judgment. For the year ended December 31, 2008, we recorded a provision for loan losses of $23.0 million compared to $5.0 million in 2007 and $2.7 million in 2006. The $23.0 million included $14.7 million recorded in the fourth quarter of 2008. The larger provision amount was due to the rapid deterioration in the economic environment during the fourth quarter. The $14.7 million includes the following: $7.3 million was related to four large construction loans and land development projects; $6.2 million was attributed to reserves for new loans, updated loss rate expectations on the consumer and mortgage portfolios, as well as credit risk migration in the commercial loan portfolio due to economic conditions; and $1.2 million was a result of consumer credit losses taken during the fourth quarter of 2008. The increase in the provision for loan loss reflects our proactive approach in confronting the reality of the deepening economic recession.

Noninterest Income. Noninterest income decreased $2.2 million to $46.0 million in 2008, or 5%, from $48.2 million in 2007. The majority of the decrease was due to a $2.5 million decrease in credit card/debit card and ATM income due to reduced prime based ATM bailment fees. Although noninterest income was negatively impacted by lower bailment fees, the net interest margin benefited due to lower funding costs for these borrowings. In addition, 2007 had included a $1.1 million non-recurring gain related to the sale of our former headquarters building and an $882,000 gain from the sale of our credit card portfolio. Also during the year, income from Bank-Owned Life Insuarance (BOLI) decreased $483,000 from the prior year due to lower yields in underlying investments funding this program. These decreases were partially offset by an increase in loan fee income of $1.3 million. The majority of the increase in loan fee income was due to $851,000 in fees from 1st Reverse Financial Services, LLC (“1st Reverse”). During the second quarter of 2008 we acquired a majority interest in 1st Reverse, specializing in both reverse mortgage lending directly to consumers and business-to-business reverse mortgage lending through banks, brokers and financial institutions throughout the United States. Deposit service charges also increased $1.1 million. This increase was a result of overall growth in deposits. In 2008 we also recorded a $1.8 million gain on the sale of shares related to the completion of Visa’s initial public offering, and a $1.6 million charge related to a mark-to-market adjustment on the $12.4 million BBB+ rated mortgage-backed security (“MBS”) issued in connection with a 2002 reverse mortgage securitization.

Noninterest income increased $7.9 million to $48.2 million in 2007, or 20%, from $40.3 million in 2006. This was attributable to a $3.2 million increase in deposit service charges as we continued to benefit from increased deposit accounts and offered additional fee-based services. The increase also included a $1.1 million non-recurring gain related to the sale of our former headquarters building and an $882,000 gain from the sale of our credit card portfolio. Credit/debit card and ATM income also increased $915,000 as a result of increased volumes of cash in non-owned ATMs and higher bailment fess earned on this cash. In 2007 we also recorded two offsetting $6.0 million items. Both occurred during the fourth quarter and resulted in a gain and an expense recognized from the donation of a N.C. Wyeth mural, Apotheosis of the Family, which was located in our former headquarters.

Noninterest Expenses. Noninterest expenses increased $7.1 million to $89.1 million in 2008, or 9%, from $82.0 million in 2007. Excluding $2.8 million of expenses related to 1st Reverse, acquired in the second quarter of 2008, expenses increased $4.3 million or 5% over 2007. As a result of continued growth efforts salaries, benefits, and other compensation increased $1.1 million while other operating expenses increased $1.2 million. Included in other operating expenses was a $453,000 increase in FDIC charges due to increased assessment rates. During 2008 the investment in WSFS franchise included the opening of one branch in Selbyville, Delaware, the relocation of another branch in Smyrna, Delaware, and the previously mentioned acquisition of branches. Further, during 2008 professional fees increased $1.3 million as a result of legal fees reflecting increased costs relating to problem credits, reflecting credit costs associated with the challenging credit environment.

Noninterest expenses increased $12.7 million to $82.0 million in 2007, or 18%, from $69.3 million in 2006. WSFS showed strong growth in 2007 which included the opening of three branch offices, one branch renovation, and the relocation of our corporate headquarters. As a result of this growth, the number of full-time associates grew to 599, resulting in increased salaries, benefits and other compensation of $4.3 million. This growth also affected both occupancy expense, which increased by $2.8 million, and other operating expenses, which increased by $1.9 million. During 2007 our marketing expenses increased $1.2 million, as a multi-year brand campaign was launched with the intent to leverage our Stellar Service model with the message “We Stand For Service.” Also during 2007, we recorded a $1.2 million expense related to the Visa antitrust lawsuit settlement with American Express and Discover.

Income Taxes. We recorded a $7.0 million tax provision for the year ended December 31, 2008 compared to $13.5 million and $15.7 million for the years ended December 31, 2007 and 2006, respectively. The effective tax rates for the years ended December 31, 2008, 2007 and 2006 were 30.1%, 31.2% and 34.0%, respectively. The reduction in the 2008 effective tax rate is primarily the result of volatility in effective tax rates. The reduction in the 2007 effective tax rate is primarily the result of a $1.7 million tax benefit related to the previously discussed donation of the N.C. Wyeth mural. The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting bases and the tax reporting bases of the assets and liabilities.

We analyze our projection of taxable income and make adjustments to our provision for income taxes accordingly. For additional information regarding our tax provision and net operating loss carryforwards, see Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $232.4 million, or 7%, during 2008 to $3.4 billion. This increase was predominantly due to growth in net loans, which grew $209.9 million, or 9%, during 2008. Total liabilities increased $227.1 million during the year to $3.2 billion at December 31, 2008. This increase was primarily the result of an increase in customer deposits of $227.9 million, or 15% and brokered deposits of $62.2 million, or 25% during 2008. Partially offsetting these increases was an $82.3 million, or 9% decrease in FHLB advances.

Cash in non-owned ATMs. During 2008, cash in non-owned ATMs managed by CashConnect, our ATM unit, increased $7.4 million, or 4%. This increase was the result of an increase in the number of ATMs serviced by CashConnect from 9,976 at December 31, 2007 to 10,031 at December 31, 2008. Of these, 301 ATMs were WSFS owned and operated during 2008.

Mortgage-backed Securities. Our mortgage-backed securities are predominantly “plain-vanilla”, AAA-rated and of short duration. Investments in mortgage-backed securities increased $1.4 million during 2008 to $498.2 million. There were no sales of mortgage-backed securities during 2008. The weighted average duration of the mortgage-backed securities was 2.9 years at December 31, 2008.

Investment Securities. Our investment securities are comprised mostly of Federal Agency debt securities with a maturity of four years or less. We own no Collateralized Debt Obligations, Bank Trust Preferred, Agency Preferred securities or equity securities in other FDIC insured banks or thrifts.

Loans, net. Net loans increased $209.9 million, or 9%, during 2008. This included increases of $155.4 million, or 20%, in commercial loans, $67.6 million, or 9%, in commercial real estate loans, and $18.5 million, or 7%, in consumer loans. This increase was partially offset by a decrease of $24.7 million, or 6%, in residential mortgage loans.

Customer Deposits. Customer deposits increased $227.9 million, or 15%, during 2008 to $1.7 billion. During 2008 we acquired six Delaware branches from Sun National Bank, including $95.3 million in customer deposit accounts and paid a 12% premium on the balances. For additional information regarding this transaction, see Note 20 to the Consolidated Financial Statements. Customer time deposits (CDs) increased $129.0 million, or 25%, in 2008. In addition, core deposit relationships (demand deposits, money market and savings accounts) increased $98.9 million, or 10%, during the year. The table below depicts the changes in customer deposits over the last three years:

	Year Ended December 31,
	2008	2007	2006
	(In Millions)
Beginning balance	$1,479.2	$1,343.7	$1,193.9
Interest credited	34.6	32.4	26.3
Deposit inflows, net	193.3	103.1	123.5
Ending balance	$1,707.1	$1,479.2	$1,343.7

Borrowings and Brokered Certificates of Deposit. Borrowings and brokered certificates of deposit decreased by $6.2 million, or less than 1%, during 2008. This decrease was primarily the result of a decrease in FHLB advances of $82.3 million, or 9%. Partially offsetting this decrease was a $62.2 million, or 25%, increase in brokered deposits. In addition, other borrowed funds increased $14.0 million, or 15%.

Stockholders’ Equity. Stockholders’ equity increased $5.3 million to $216.6 million at December 31, 2008. This increase included an increase of $7.4 million in comprehensive income and $3.0 million from the result of the exercise of common stock options. Partially offsetting these decreases was the purchase of 73,500 shares of treasury stock for $3.6 million. At December 31, 2008, we held 9.6 million shares of our common stock as treasury stock. Long-term, it is our intention to return some of our earnings to shareholders through share repurchases, which is subject to approval by the U.S. Treasury, while maintaining adequate levels of capital. In addition, we declared cash dividends totaling $2.8 million during 2008.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest-rate sensitive” and by monitoring an institution’s interest-sensitivity gap. An interest-sensitivity gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing within a defined period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets repricing within a defined period.

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2008 are set forth in the following table:

	Less than One Year	One to Five Years	Over Five Years	Total
(Dollars in Thousands)
Interest-rate sensitive assets:
Real estate loans (1) (2)	$815,324	$300,644	$117,258	$1,233,226
Commercial loans (2)	746,480	157,100	39,340	942,920
Consumer loans (2)	170,870	53,329	72,529	296,728
Mortgage-backed securities	141,048	249,121	108,036	498,205
Loans held-for-sale (2)	2,275	—	—	2,275
Investment securities	4,204	43,697	41,092	88,993
Interest-bearing deposits in other banks	216	—	—	216
	1,880,417	803,891	378,255	3,062,563
Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	189,559	14	351,968	541,541
Savings deposits	55,540	10	152,818	208,368
Retail time deposits	429,074	215,588	1,240	645,902
Jumbo certificates of deposit	103,825	—	—	103,825
Brokered certificates of deposit	310,827	567	—	311,394
FHLB advances	554,517	261,440	—	815,957
Trust preferred borrowings	67,011	—	—	67,011
Other borrowed funds	158,777	25,000	—	183,777
	1,869,130	502,619	506,026	2,877,775
(Deficiency) excess of interest-rate sensitive assets over interest-rate liabilities (“interest-rate sensitive gap”)	$11,287	$301,272	$(127,771)	$184,788
One-year interest-rate sensitive assets/ Interest-rate sensitive liabilities	100.60%
One-year interest-rate sensitive gap as a Percent of total assets	0.33%

(1)	Includes commercial mortgage, construction, and residential mortgage loans.
(2)	Loan balances exclude deferred fees and costs.

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

Deposit rates other than time deposit rates are variable, and changes in deposit rates are generally subject to local market conditions and management’s discretion and are not indexed to any particular rate.

REVERSE MORTGAGES

We hold an investment in reverse mortgages of $(61,000) at December 31, 2008 representing a participation in reverse mortgages with a third party. The loans supporting this balance were originated in the early 1990’s.

Reverse mortgage loans are contracts that require the lender to make monthly advances throughout the borrower’s life or until the borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.

We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from the maturity of these mortgage loans can result in significant volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2008, we lost $1.1 million in interest income on reverse mortgages as compared to posting income of $2.0 million in 2007 and $684,000 in 2006. The loss in 2008 primarily resulted from the decrease in the values of the properties securing these mortgages, based on annual re-evaluations and consistent with the decrease in home values over the past year.

The projected cash flows depend on assumptions about life expectancy of the mortgagee and the future changes in collateral values. Projecting the changes in collateral values is the most significant factor impacting the volatility of reverse mortgage values. Our current assumptions include a short-term annual appreciation rate of -8.0% in the first year, and a long-term annual appreciation rate of 0.5% in future years. If the long-term appreciation rate was increased to 1.5%, the resulting impact on income would have been $26,000. Conversely, if the long-term appreciation rate was decreased to -0.5%, the resulting impact on income would have been $(22,000).

We also hold $10.8 million in BBB+ rated mortgage-backed securities classified as trading and have options to acquire up to 49.9% of Class “O” Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned. The Class “O” Certificates are currently recorded on our financial statements at a zero value. At the time of the securitization, the third-party securitizer (Lehman Brothers) retained 100% of the Class “O” Certificates from the securitization. These Class “O” Certificates have no priority over other classes of Certificates under the Trust and no distributions will be made on the Class “O” Certificates until, among other conditions, the principal amount of each other class of notes has been reduced to zero. The underlying assets, the reverse mortgages, are very long-term assets. Therefore, any cash flow that might inure to the holder of the Class “O” Certificates is not expected to occur until many years in the future. Additionally, we can exercise our option on 49.9% of the Class “O” Certificates in up to five separate increments for an aggregate purchase price of $1.0 million any time between January 1, 2004 and the termination of the Securitization Trust. The option to purchase the Class “O” Certificates does not meet the definition of a derivative under SFAS No. 133, Accounting for Derivative and Hedging Activities and is carried in our financial statements at cost. During the third quarter of 2008 Lehman Brothers filed for bankruptcy. We are currently in discussions with legal counsel to determine our legal rights with respect to the Class “O” certificates.

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

The following table sets forth our nonperforming assets and past due loans at the dates indicated:

December 31,	2008	2007	2006	2005	2004
(Dollars in Thousands)
Nonaccruing loans:
Commercial	$986	$17,187	$1,282	$925	$1,595
Consumer	352	835	557	155	291
Commercial mortgages	5,748	3,873	500	727	909
Residential mortgages	4,753	2,417	1,493	1,567	1,601
Construction	16,595	6,794	—	36	—
Total nonaccruing loans	28,434	31,106	3,832	3,410	4,396
Assets acquired through foreclosure	4,471	703	388	59	217
Restructured loans	2,855	0	0	0	0
Total nonperforming assets	$35,760	$31,809	$4,220	$3,469	$4,613

Past due loans:
Residential mortgages	$1,313	$388	$219	$327	$703
Commercial and commercial mortgages	0	14	3	—	—
Consumer	26	173	29	59	104
Total past due loans	$1,339	$575	$251	$386	$807

Ratio of nonaccruing loans to total loans (1)	1.15%	1.38%	0.19%	0.19%	0.28%
Ratio of allowance for loan losses to gross loans (1)	1.26%	1.12%	1.34%	1.41%	1.56%
Ratio of nonperforming assets to total assets	1.04%	0.99%	0.14%	0.12%	0.18%
Ratio of loan loss allowance to nonaccruing loans (2)	108.30%	78.80%	705.32%	709.47%	524.05%

(1)	Total loans exclude loans held-for-sale.
(2)	The applicable allowance represents general valuation allowances only.

Total nonperforming assets increased $4.0 million during 2008. As a result, nonperforming assets as a percentage of total assets increased from 0.99% at December 31, 2007 to 1.04% at December 31, 2008. Non-performing loans declined from December 31, 2007 level as exposures migrated to assets acquired through foreclosure and $8.4 million in losses were recognized on construction loans. Restructured loans of $2.9 million contributed to the increase in non-performing assets. All of the restructured loans are residential mortgage loans to home owners and represent loans in which we have made concessions in order to assist the borrower in making their payments.

The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

Year Ended December 31,	2008	2007	2006
(In Thousands)
Beginning balance	$31,809	$4,220	$3,469
Additions	48,152	37,017	5,697
Collections	(26,574)	(3,029)	(3,916)
Transfers to accrual	(1,345)	(295)	(453)
Charge-offs/write-downs	(16,282)	(6,104)	(577)
Ending balance	$35,760	$31,809	$4,220

As of December 31, 2008, we had $70.2 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods.  The amount of such loans at December 31, 2007 was $40.7 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

Allowance for Loan Losses.  We maintain allowances for credit losses and charge losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant judgement reflecting management’s best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

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

Historical loss adjustment factors are based upon our evaluation of various current conditions including those listed below:

•	General economic and business conditions affecting our key lending areas,
•	Credit quality trends,
•	Recent loss experience in particular segments of the portfolio,
•	Collateral values and loan-to-value ratios,
•	Loan volumes and concentrations, including changes in mix,
•	Seasoning of the loan portfolio,
•	Specific industry conditions within portfolio segments,
•	Bank regulatory examination results, and

•	Other factors, including changes in quality of the loan origination, servicing and risk management processes.

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses. We also give consideration to the results of these regulatory agency examinations.

During 2008, the provision for loan losses were affected by increased credit-related costs due to the rapid deterioration in the economic environment during the fourth quarter: including (1) increased charge-offs; (2) a general migration to loans to lower credit grades; (3) higher reserves for new loans; (4) higher loss rate expectations; and (5) higher estimated reserves for economic conditions.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

Year Ended December 31,	2008	2007	2006	2005	2004

(Dollars in Thousands)
Beginning balance	$25,252	$27,384	$25,381	$24,222	$22,386
Provision for loan losses	23,024	5,021	2,738	2,582	3,217

Charge-offs:
Residential real estate	628	41	75	90	222
Commercial real estate (1)	12,195	1,398	—	104	148
Commercial	1,992	4,379	470	1,048	656
Overdrafts (2)	1,327	1,441	607	—	—
Consumer	1,697	790	483	631	817
Total charge-offs	17,839	8,049	1,635	1,873	1,843

Recoveries:
Residential real estate	7	11	14	59	32
Commercial real estate (1)	12	127	170	42	—
Commercial	100	173	343	209	335
Overdrafts (2)	384	446	217	—	—
Consumer	249	139	156	140	95
Total recoveries	752	896	900	450	462

Net charge-offs	17,087	7,153	735	1,423	1,381
Ending balance	$31,189	$25,252	$27,384	$25,381	$24,222

Net charge-offs to average gross loans outstanding, net of unearned income	0.74%	0.34%	0.04%	0.09%	0.10%

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

December 31	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
Residential real estate	$2,480	17.1%	$1,304	19.8%	$1,645	23.1%	$1,632	25.4%	$1,468	28.1%
Commercial real estate	10,656	32.8%	12,151	32.9%	11,343	32.5%	10,978	32.7%	9,211	34.6%
Commercial	12,510	38.1%	8,088	35.0%	11,019	31.5%	9,471	28.3%	10,456	23.7%
Consumer	5,543	12.0%	3,709	12.3%	3,377	12.9%	3,300	13.6%	3,087	13.6%
Total	$31,189	100.0%	$25,252	100.0%	$27,384	100.0%	$25,381	100.0%	$24,222	100.0%

LIQUIDITY

We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2008, net loan growth resulted in the use of $236.7 million in cash. The loan growth was primarily the result of our continued success increasing corporate and small business lending. Management expects this trend to continue. While our loan-to-deposit ratio has been well above 100% for many years, management has significant experience managing its funding needs through borrowings and deposit growth.

As a financial institution, we have ready access to several sources of funding. Among these are:

•	Deposit growth
•	Brokered deposits
•	Borrowing from the FHLB
•	Fed Discount Window access
•	Other borrowings such as repurchase agreements
•	Cash flow from securities and loan sales and repayments
•	Net income.

Our current branch expansion and renovation program is focused on expanding our retail footprint in Delaware and attracting new customers to provide additional deposit growth. Customer deposit growth was strong, equaling $227.9 million, or 15% between December 31, 2007 and December 31, 2008.

Our portfolio of high-quality, liquid investments, primarily short-duration AAA-rated, mortgage-backed securities and Agency notes also provide a source of cash flow to meet current cash needs. If needed, portions of this portfolio, as well as portions of the loan portfolio, could be sold to provide cash to fund new loans. During the year ended December 31, 2008, $46.4 million in cash was provided by operating activities.

We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. As part of the liquidity management process, we also monitor our available wholesale funding capacity. At December 31, 2008, we had $267.4 million in funding capacity at the Federal Home Loan Bank of Pittsburgh and $546.7 million in estimated funding capacity in brokered deposits. Also, liquidity risk management is a primary area of examination by the OTS.

We have not used and have no intention of using any significant off balance sheet financing arrangement for liquidity management purposes. Our financial instruments with off balance sheet risk are limited to obligations to fund loans to customers pursuant to existing commitments and obligations of letters of credit. In addition, we have not had and have no intention to have any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect our liquidity or capital resources.

CAPITAL RESOURCES

Federal laws, among other things, require the OTS to mandate uniformly applicable capital standards for all savings institutions. These standards currently require institutions such as us to maintain a “tangible” capital ratio equal to 1.5% of adjusted total assets, “core” (or “leverage”) capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of “risk-weighted” assets and total “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of “risk-weighted” assets.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA), as well as other requirements, established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized and critically under- capitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

At December 31, 2008, we are classified as well-capitalized, the highest regulatory defined level, and in compliance with all regulatory capital requirements. Additional information concerning our regulatory capital compliance is included in Note 10 to the Consolidated Financial Statements.

Since 1996, the Board of Directors has approved several stock repurchase programs to acquire common stock outstanding. As part of these programs, we acquired approximately 73,500 shares in 2008 and 564,100 shares in 2007. At December 31, 2008, we held 9.6 million shares of our common stock as treasury shares. At December 31, 2008, we had 506,000 shares remaining under our current share repurchase authorization.

On January 23, 2009, under the U.S. Treasury's Capital Purchase Plan ("CPP"), we sold 52,625 shares of senior preferred stock to the U.S. Treasury, having a liquidition amount equal to $1,000 per share, or $52.6 million.  Although we are currently well-capitalized under regulatory guidelines, the Board of Directors believed it was advisable to take advantage of the CPP to raise additional capital to ensure that during these uncertain times, we are well-positioned to support our existing operations as well as anticipated future growth.  Additional information concerning the CPP is included in Note 21 to the Consolidated Financial Statements.

As part of the CPP program, any share repurchases or increase in the dividend level from the September 2008 quarterly payment of $0.12 per share, must be approved by the U.S. Treasury department.

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

CONTRACTUAL OBLIGATIONS

At December 31, 2008, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 7, 9 and 16 to the Consolidated Financial Statements for further discussion.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(In Thousands)
Operating lease obligations	$54,616	$5,323	$10,060	$8,535	$30,698
Long-term debt obligations	882,968	471,562	302,372	42,023	67,011
Data processing contracts	4,674	3,683	991	—	—
Credit obligations	700,540	700,540	—	—	—
Total	$1,642,798	$1,181,108	$313,423	$50,558	$97,709

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

RECENT LEGISLATION

The economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Declines in the housing market during the past year, due to falling home prices and increased foreclosures and unemployment, have resulted in substantial declines in mortgage-related asset values, which has had a dramatic negative impact on government-sponsored entities and major commercial and investment banks.

Reflecting concern about the stability of the finance markets in general and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased, to provide funding and liquidity to borrowers, including other financial institutions. In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, specifically the Troubled Asset Relief Program (“TARP”) thereunder, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts through TARP’s CPP. Under this program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity in such institution issued under the CPP.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP was announced by the FDIC on October 14, 2008, after the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC insurance deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.

On February 10, 2009, the U.S. Treasury and the federal bank regulatory agencies announced in a Joint Statement a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the FRB’s pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

The executive compensation standards under ARRA are more stringent than those currently in effect under the CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

On February 23, 2009, the U.S. Treasury and the federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program (“CAP”) announced February 10, 2009, including: (i) that the CAP will be initiated on February 25, 2009 and will include “stress test” assessments of major banks and that should the “stress test” indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital; otherwise the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the CPP will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

On February 25, 2009, the first day the CAP program was initiated, the U.S. Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to more a more severe economic environment, and to support lending to creditworthy borrowers. Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking “stress test” assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately. Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP. The CAP program is an additional program from the CPP and is open to eligible institutions regardless of whether they participated in the CPP. The deadline to apply to the CAP is May 25, 2009. Recipients of capital under the CAP will be subject to the same executive compensation requirements as if they had received the CPP.

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. On March 5, 2009, FDIC Chairman Sheila Bair announced that if Congress adopts legislation expanding the FDIC’s line of credit with Treasury from $30 billion to $100 billion, the FDIC might have the flexibility to reduce the special emergency assessment, possibly from 20 to 10 basis points. The assessment is proposed to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. This special assessment if implemented as proposed will have a significant impact on the results of operations of the Company for 2009.

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

We maintain a loss contingency for standby letters of credit and charge losses to this reserve when such losses are realized. The determination of the loss contingency for standby letters of credit requires significant judgement reflecting management’s best estimate of probable losses.

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

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. See Note 15 to our Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for in accordance with SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) or Accounting Principles Board Opinion (“APB”) No. 12, Omnibus Opinion — 1967. Furthermore, the purchase of a split dollar life insurance policy does not constitute a settlement under SFAS 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS 106 if the benefit is offered under an arrangement that constitutes a plan or under Accounting Principles Board No. 12 if it is not part of a plan. The provisions of EITF Issue 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. We adopted this statement on January 1, 2008 and it did not have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date. We adopted SFAS 159 on January 1, 2008 and it did not have a material impact on our Consolidated Financial Statements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007 and did not have a material impact on our Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedges are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure required to be performed by the Office of Thrift Supervision (OTS)-regulated institutions is the test specified by OTS Thrift Bulletin No. 13A, Management of Interest Rate Risk, Investment Securities and Derivatives Activities. This test measures the impact on the net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of the net present value of assets. The following table is the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value at the specified levels at December 31, 2008 and 2007, calculated in compliance with Thrift Bulletin No. 13A:

December 31,		2008		2007
Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Net Portfolio Value (2)	% Change in Net Interest Margin (1)	Net Portfolio Value (2)
+300		-9%	7.92%	+2%	9.70%
+200		-6%	8.17%	+2%	10.27%
+100		-3%	8.37%	+1%	10.72%
0		0%	8.50%	0%	11.01%
-100		-2%	8.43%	-1%	11.04%
-200	(3)	NMF	NMF	-2%	11.10%
-300	(3)	NMF	NMF	-4%	11.25%

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate environment changes.

(2)	Our net portfolio value in a stable interest rate environment and the net portfolio value as projected under the various rate environment changes.

(3)

Sensitivity indicated by a decrease of 200 and 300 basis points may not be particularly meaningful (NMF) at December 31, 2008 given the historically low absolute level of interest rates at that date. OTS regulators are currently only monitoring rate shocks of -100 to +300 basis points.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DISCLOSURES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement No. 123 (revised), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective January 1, 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB No. Statement 109, effective January 1, 2007, and FASB Statement No. 157, Fair Value Measurements, effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2009

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,	2008	2007	2006
(Dollars in Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$140,661	$159,512	$143,629
Interest on mortgage-backed securities	23,984	24,237	28,444
Interest and dividends on investment securities	1,331	1,353	1,884
Interest on investments in reverse mortgages	(1,077)	2,007	684
Other interest income	1,578	2,368	2,536
	166,477	189,477	177,177

Interest expense:
Interest on deposits	39,809	57,311	42,707
Interest on Federal Home Loan Bank advances	29,620	38,561	45,878
Interest on federal funds purchased and securities sold under agreements to repurchase	2,397	3,153	3,790
Interest on trust preferred borrowings	3,275	4,753	5,053
Interest on other borrowings	2,157	3,690	1,850
	77,258	107,468	99,278
Net interest income	89,219	82,009	77,899
Provision for loan losses	23,024	5,021	2,738
Net interest income after provision for loan losses	66,195	76,988	75,161

Noninterest income:
Credit/debit card and ATM income	17,229	19,750	18,835
Deposit service charges	16,484	15,419	12,250
Loan fee income	3,696	2,384	1,824
Investment advisory income	2,395	2,465	2,399
Bank-owned life insurance income	1,786	2,269	3,976
Mortgage banking activities, net	148	217	225
Securities gains (losses)	139	82	(1,981)
Non-recurring gains, net	—	1,979	—
Other income	4,112	3,601	2,777
	45,989	48,166	40,305

Noninterest expenses:
Salaries, benefits and other compensation	46,654	43,662	39,369
Occupancy expense	8,416	8,280	5,508
Equipment expense	6,174	5,616	4,393
Data processing and operations expense	4,216	4,062	3,511
Marketing expense	3,920	3,911	2,713
Professional fees	4,082	2,662	2,070
Other operating expenses	15,636	13,838	11,750
	89,098	82,031	69,314
Income before minority interest and taxes	23,086	43,123	46,152
Less minority interest	—	—	51
Income before taxes	23,086	43,123	46,101
Income tax provision	6,950	13,474	15,660
Net income	$16,136	$29,649	$30,441
Earnings per share:
Basic	$2.62	$4.69	$4.59
Diluted	$2.57	$4.55	$4.41

The accompanying notes are an integral part of these Financial Statements.

CONSOLIDATED STATEMENT OF CONDITION

Year Ended December 31,	2008	2007
(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$58,377	$83,936
Cash in non-owned ATMs	189,965	182,523
Federal funds sold	—	—
Interest-bearing deposits in other banks	216	1,078
Total cash and cash equivalents	248,558	267,537
Investment securities held-to-maturity (fair value: 2008-$1,071; 2007-$1,498)	1,181	1,516
Investment securities available-for-sale including reverse mortgages	48,507	26,756
Mortgage-backed securities-available-for-sale	487,389	484,428
Mortgage-backed securities-trading	10,816	12,364
Loans held-for-sale	2,275	2,404
Loans, net of allowance for loan losses of $31,189 at December 31, 2008 and $25,252 at December 31, 2007	2,441,560	2,231,576
Bank-owned life insurance	59,337	57,551
Stock in Federal Home Loan Bank of Pittsburgh, at cost	39,305	45,537
Assets acquired through foreclosure	4,471	703
Premises and equipment	34,966	34,851
Accrued interest receivable and other assets	54,195	34,965
Total assets	$3,432,560	$3,200,188

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$311,322	$290,424
Interest-bearing demand	214,749	171,363
Money market	326,792	303,931
Savings	208,368	196,571
Time	450,056	366,717
Jumbo certificates of deposit - customer	195,846	150,191
Total customer deposits	1,707,133	1,479,197
Other jumbo certificates of deposit	103,825	98,758
Brokered deposits	311,394	249,206
Total deposits	2,122,352	1,827,161

Federal funds purchased and securities sold under agreements to repurchase	75,000	75,000
Federal Home Loan Bank advances	815,957	898,280
Trust preferred borrowings	67,011	67,011
Other borrowed funds	108,777	94,869
Accrued interest payable and other liabilities	26,828	26,537
Total liabilities	3,215,925	2,988,858

Minority Interest	—	—

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value, 20,000,000 shares authorized; issued 15,739,768 at December 31, 2008 and 15,673,865 at December 31, 2007	157	157
Capital in excess of par value	87,033	83,077
Accumulated other comprehensive loss	(12,613)	(3,861)
Retained earnings	390,338	376,682
Treasury stock at cost, 9,580,569 shares at December 31, 2008 and 9,507,069 shares at December 31, 2007	(248,280)	(244,725)
Total stockholders’ equity	216,635	211,330
Total liabilities, minority interest and stockholders’ equity	$3,432,560	$3,200,188

The accompanying notes are an integral part of these Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In Thousands)
Balance, December 31, 2005	$154	$74,673	$(9,968)	$319,065	$(201,949)	$181,975
Comprehensive income:
Net income	—	—	—	30,441	—	30,441
Other comprehensive loss (1)	—	—	1,956	—	—	1,956
Total comprehensive income						32,397
Adjustment to initially apply FASB Statement No. 158, net of tax $(344)	—	—	(561)	—	—	(561)
Cash dividend, $0.31 per share	—	—	—	(2,058)	—	(2,058)
Issuance of common stock, including proceeds from exercise of common stock options	2	4,610	—	—	—	4,612
Treasury stock at cost, 103,400 shares	—	—	—	—	(6,603)	(6,603)
Issuance of restricted stock	—	286	—	—	—	286
Tax benefit from exercises of common stock options	—	2,011	—	—	—	2,011
Balance, December 31, 2006	$156	$81,580	$(8,573)	$347,448	$(208,552)	$212,059

Comprehensive income:
Net income	—	—	—	29,649	—	29,649
Other comprehensive income (1)	—	—	4,712	—	—	4,712
Total comprehensive income						34,361
Cumulative effect of change in accounting principle related to the adoption of FIN 48	—	—	—	1,988	—	1,988
Cash dividend, $0.38 per share	—	—	—	(2,403)	—	(2,403)
Issuance of common stock, including proceeds from exercise of common stock options	1	3,704	—	—	—	3,705
Treasury stock at cost, 564,100 shares	—	—	—	—	(36,173)	(36,173)
Issuance of restricted stock	—	230	—	—	—	230
Tax liability from exercises of common stock options	—	(2,437)	—	—	—	(2,437)
Balance, December 31, 2007	$157	$83,077	$(3,861)	$376,682	$(244,725)	$211,330

Comprehensive income:
Net income	—	—	—	16,136	—	16,136
Other comprehensive income (1)	—	—	(8,752)	—	—	(8,752)
Total comprehensive income						7,384
Cash dividend, $0.46 per share	—	—	—	(2,832)	—	(2,832)
Issuance of common stock, including proceeds from exercise of common stock options	—	2,391	—	—	—	2,391
Treasury stock at cost, 73,500 shares	—	—	—	—	(3,555)	(3,555)
Issuance of restricted stock	—	202	—	—	—	202
Reclassification adjustment of negative minority interest	—	—	—	352	—	352
Tax benefit from exercises of common stock options	—	1,363	—	—	—	1,363
Balance, December 31, 2008	$157	$87,033	$(12,613)	$390,338	$(248,280)	$216,635

(1) Other Comprehensive Income:	2008	2007	2006
Net unrealized holding (losses) gains on securities available-for-sale arising during the period, net of taxes (2008 - $(5,364); 2007 - $2,855; 2006 - $261)	$(8,752)	$4,657	$426
Actuarial gain reclassified to periodic cost, net of income taxes (2007 - $42)	—	68	—
Transition obligation reclassified to periodic cost, net of income taxes (2007 - $23)	—	38	—
Net unrealized holding gains arising during the period on derivatives net of taxes (2006 - $163)	—	—	302
Reclassification for losses (gains) included in income, net of taxes (2007 - $(31); 2006 - $753)	—	(51)	1,228
Total other comprehensive (loss) income	$(8,752)	$4,712	$1,956

The accompanying notes are an integral part of these Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2008	2007	2006
(In Thousands)
Operating activities:
Net income	$16,136	$29,649	$30,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,024	5,021	2,738
Depreciation, accretion and amortization	6,218	4,930	4,507
(Increase) decrease in accrued interest receivable and other assets	(94)	1,142	(3,066)
Origination of loans held-for-sale	(31,358)	(27,160)	(23,914)
Proceeds from sales of loans held-for-sale	31,648	25,362	21,406
Gain on mortgage banking activity	(148)	(217)	(224)
Loss on mark to market adjustment on trading securities	1,616	—	—
Gain on sale of credit card portfolio	—	(882)	—
Securities gain from the sale of Visa, Inc. common stock	(1,755)	—	—
Gain on sale of former headquarters building	—	(1,093)	—
(Gain) loss on sale of investments	—	(82)	1,981
Stock-based compensation expense, net of tax benefit recognized	730	1,222	1,153
Excess tax (benefits) liability from share-based payment arrangements	(1,363)	2,437	(2,011)
Minority interest in net income	—	—	51
Increase (decrease) in accrued interest payable and other liabilities	1,693	(3,328)	4,380
Loss (gain) on sale of assets acquired through foreclosure and valuation adjustments adjustments	1,515	(20)	41
Increase in value of bank-owned life insurance	(1,786)	(2,269)	(3,976)
Decrease (increase) in capitalized interest, net	1,009	(2,007)	(1,097)
Net cash provided by operating activities	47,085	32,705	32,410

Investing activities:
Maturities of investment securities	14,440	41,893	13,569
Sales of investment securities available-for-sale	—	—	10,991
Purchases of investment securities available-for-sale	(37,298)	(13,986)	(20,718)
Sales of mortgage-backed securities available-for-sale	—	2,690	49,412
Repayments of mortgage-backed securities available-for-sale	77,856	77,328	102,255
Purchases of mortgage-backed securities available-for-sale	(95,195)	(52,507)	(47,721)
Repayments on reverse mortgages	1,248	3,532	1,347
Disbursements for reverse mortgages	(227)	(2,964)	(476)
Purchase of 1st Reverse Financial Services	(2,442)	—	—
Acquisition of branches	(11,505)	—	—
Sales of loans	—	909	11,379
Purchase of Cypress Capital Management, LLC	—	(240)	(466)
Purchase of ATM vault cash business	—	(440)	—
Purchases of loans	(3,190)	(2,656)	(9,600)
Payment of bank-owned life insurance	—	—	2,887
Net increase in loans	(236,674)	(221,179)	(246,432)
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh	6,232	(5,665)	6,421
Increase in assets acquired through foreclosure, net	1,674	120	80
Sale of credit card portfolio	—	6,295	—
Proceeds from the sale of Visa, Inc. shares	1,755	—	—
Sale of former headquarters building	—	2,436	—
Deferred gain on sale of partnership interest	—	1,335	—
Investment in real estate partnership	—	1,172	24
Premises and equipment, net	(4,989)	(9,181)	(10,750)
Net cash used for investing activities	(288,315)	(171,108)	(137,798)

(Continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Year Ended December 31,	2008	2007	2006
(In Thousands)
Financing activities:
Net increase in demand and saving deposits	$112,850	$82,363	$56,803
Net increase in time deposits	195,584	4,256	294,365
Net increase (decrease) in securities sold under agreement to repurchase	—	1,600	(9,750)
Receipts of FHLB advances	82,778,987	31,427,417	8,796,661
Repayments of FHLB advances	(82,861,310)	(31,313,165)	(9,021,354)
Dividends paid on common stock	(2,832)	(2,404)	(2,058)
Issuance of common stock and exercise of common stock options	1,863	2,713	3,355
Excess tax benefit (liability) from share-based payment arrangements	1,363	(2,437)	2,011
Purchase of treasury stock, net of re-issuance	(3,555)	(36,173)	(6,603)
Decrease in minority interest	—	(54)	(203)
Net cash provided by financing activities	222,950	164,116	113,227
(Decrease) increase in cash and cash equivalents from continuing operations	(18,979)	25,713	7,839
Net cash provided by operating activities of discontinued operations	—	—	14
Net cash provided by investing activities of discontinued operations	—	—	20
Cash and cash equivalents at beginning of period	267,537	241,824	233,951
Cash and cash equivalents at end of period	$248,558	$267,537	$241,824

Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$80,654	$105,969	$98,142
Cash paid for income taxes, net	10,521	18,056	13,597
Loans transferred to assets acquired through foreclosure	6,186	415	450
Net change in accumulated other comprehensive income	(8,752)	4,712	1,395
Transfer of loans held for sale to loans	247	333	2,129

The accompanying notes are an integral part of these Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WSFS Financial Corporation (“the Company,” “our Company,” “WSFS”, “we,” “our” or “us”) is a thrift holding company organized under the laws of the State of Delaware. Our principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), is a federal savings bank organized under the laws of the United States which, at December 31, 2008, serves customers from its main office, 35 retail banking offices, loan production offices and operations centers located in Delaware, southeastern Pennsylvania and Virginia.

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The material estimates that are particularly susceptible to significant changes in the near term relate to the allowance for loan losses for impaired loans and the remainder of the loan portfolios, investment in reverse mortgages, contingencies (including indemnifications) and income taxes.

Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2009, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, goodwill and intangible assets, post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement expense.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the parent company, Montchanin Capital Management, Inc. (Montchanin) and its wholly-owned subsidiary, Cypress Capital Management, LLC (Cypress), WSFS Bank and its wholly-owned subsidiary, WSFS Investment Group, Inc. WSFS Investment Group, Inc. markets various third-party insurance and securities products to Bank customers through WSFS’ retail banking system. WSFS Bank also owns a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), specializing in reverse mortgage lending. Montchanin was formed to provide asset management products and services. In January 2006 and 2007, Montchanin increased its ownership in Cypress, a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions, to 90% and 100%, respectively.

WSFS Capital Trust III (“the Trust”) is an unconsolidated affiliate of ours, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities. The proceeds from this issue were used to fund the redemption of $51.5 million of Floating Rate WSFS Capital Trust I Preferred Securities (formerly WSFS Capital Trust I). The Trust invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in Junior Subordinated Debentures of the Corporation.

Certain reclassifications have been made to the prior years’ Consolidated Financial Statements to conform them to the current year’s presentation. All significant intercompany transactions are eliminated in consolidation.

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

Debt and Equity Securities

Investments in equity securities that have a readily determinable fair value and investments in debt securities are classified into three categories and accounted for as follows:

•	Debt securities with the positive intention to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.
•

Debt and equity securities purchased with the intention of selling them in the near future are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings.

•

Debt and equity securities not classified in either of the above are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders’ equity.

Debt and equity securities include mortgage-backed securities, municipal bonds, U.S. Government and agency securities and certain equity securities. Premiums and discounts on debt and equity securities, held-to-maturity and available-for-sale, are recognized in interest income using a level yield method over the period to expected maturity. The fair value of debt and equity securities is primarily obtained from third-party pricing services. Implicit in the valuation are estimated prepayments based on historical and current market conditions.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value. We had no other than temporary losses in 2008, 2007 and 2006. The related write-downs are included in earnings as realized losses. Management is required to use its judgement to determine impairment in certain circumstances. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.

Investment in Reverse Mortgages

We account for our investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission (SEC) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts,” which requires grouping the individual reverse mortgages into “pools” and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, we must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Because of this highly specialized accounting, the recorded value of reverse mortgage assets can result in significant volatility associated with estimations. As a result, income recognition can vary significantly from reporting period to reporting period.

During the fourth quarter of 2008 we recorded a $1.4 million charge related to a mark-to-market adjustment on the $12.4 million BBB+ rated mortgage-backed security (MBS) issued in connection with a 2002 reverse mortgage securitization. Despite this write-down, WSFS expects any holder of this security to recover all principal and interest, mainly because of its seasoning and it is well over-collateralized. We also recorded a $1.0 million charge (taken through interest income) related to our second-lien interest in 21 whole-loan reverse mortgages during the fourth quarter of 2008.

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

Nonaccrual Loans

Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is contractually past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e.: brought current with respect to principal or interest or restructured) and the paying capacity of the borrower or the underlying collateral is deemed sufficient to cover principal and interest in accordance with our previously established loan-to-value policies.

Allowances for Loan Losses

We maintain allowances for credit losses and charge losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant judgement reflecting management’s best estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan portfolio. Management’s evaluation is based upon a review of these portfolios.

Management establishes the loan loss allowance in accordance with guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans, formula allowances for commercial and commercial real estate loans, and allowances for pooled, homogenous loans.

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

Pooled loans are loans that are usually smaller, not-individually-graded and homogeneous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are based on a ten-year net charge-off history. The average loss allowance per homogeneous pool is based on the product’s average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are assigned a reserve for loss based upon this historical loss information and loss adjustment factors.

Historical loss adjustment factors are based upon management’s evaluation of various current conditions, including those listed below:

•	General economic and business conditions affecting WSFS’ key lending areas,
•	Credit quality trends,
•	Recent loss experience in particular segments of the portfolio,
•	Collateral values and loan-to-value ratios,
•	Loan volumes and concentrations, including changes in mix,
•	Seasoning of the loan portfolio,
•	Specific industry conditions within portfolio segments,
•	Bank regulatory examination results, and
•	Other factors, including changes in quality of the loan origination, servicing and risk management processes.

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions, and also risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses. We also give consideration to the results of these regulatory agency examinations.

During 2008, the provision for loan losses was affected by changes in estimates used in the calculation. These changes included additional reserves reflecting the effects of updated loss rate expectations on our loan portfolio. These changes resulted in an increase to the provision for loan losses of $2.8 million or $0.29 per share.

Allowances for estimated losses on investments in real estate and assets acquired through foreclosure are provided if the carrying value exceeds the fair value less estimated disposal costs.

During the fourth quarter of 2008, we recorded a $14.9 million provision for loan losses and letter of credit contingency, which was primarily related to four large construction and land development (CLD) credits.

Assets Held-for-Sale

Assets held-for-sale include loans held-for-sale and are carried at the lower of cost or market of the aggregate or, in some cases, individual assets.

Assets Acquired Through Foreclosure

Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loans or fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding the assets are charged to expense in the current period. An allowance for estimated losses is provided when declines in fair value below the carrying value are identified. Net costs of assets acquired through foreclosure include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs.  During the fourth quarter of 2008, we booked $700,000 in additional write-downs of values of assets acquired through foreclosure (REO).

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

We enter into sales of securities under agreements to repurchase. Reverse repurchase agreements are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statement of Condition. The securities underlying the agreements are assets. Generally, federal funds are purchased for periods ranging up to 90 days.

Loss Contingency for Standby Letters of Credit

We maintain a loss contingency for standby letters of credit and charge losses to this contingency when such losses are realized. The determination of the loss contingency for standby letters of credit requires significant judgement reflecting management’s best estimate of probable losses related to standby letters of credit.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007	2006
	(In Thousands, Except Per Share Data)
Numerator:
Net income	$16,136	$29,649	$30,441

Denominator:
Denominator for basic earnings per share - weighted average shares	6,158	6,316	6,634
Effect of dilutive employee stock options	132	194	270
Denominator for diluted earnings per share - adjusted weighted average shares and assumed exercise	6,290	6,510	6,904

Earnings per share:
Basic:
Net income.	$2.62	$4.69	$4.59

Diluted:
Net income.	$2.57	$4.55	$4.41

Outstanding common stock equivalents having no dilutive effect	371	194	197

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We adopted SFAS 123R beginning January 1, 2006 using the Modified Prospective Application Method. The impact of stock-based compensation for 2008 was $851,000 or $0.12 per share, to salaries, benefits and other compensation, compared to $1.2 million, or $0.16 per share in 2007.

Fair Value of Financial Assets

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. In accordance with FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, we will delay application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, until January 1, 2009.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of December 31, 2008 (there are no material liabilities measured at fair value):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Asset	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on Recurring Basis

Available for sale securities	$—	$535,896	$—	$535,896
Trading Securities	—	—	10,816	10,816

Total assets measured at fair value on a recurring basis	$—	$535,896	$10,816	$546,712

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans	$—	$22,840	$—	$22,840
Total assets measured at fair value on a nonrecurring basis	$—	$22,840	$—	$22,840

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

Available for sale securities. Securities classified as available for sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $44.6 million in Federal Agency debentures, $194.7 million in Federal Agency MBS, $292.7 million of Private Label MBS, and $3.9 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under SFAS 157 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

The changes in Level 3 assets measured at fair value are summarized as follows:

Trading Securities
(in Thousands)
Balance at January 1, 2008	$12,364
Total net losses for the period included in net income	(1,548)
Purchases, sales, issuances, and settlements, net	—
Balance at December 31, 2008	$10,816

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $22.8 million at December 31, 2008. The valuation allowance on impaired loans was $395,000 as of December 31, 2008.

2. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Available-for-sale securities:

December 31, 2008:
Reverse mortgages (1)	$(61)	$—	$—	$(61)
U.S. Government and agencies	43,778	857	(1)	44,634
State and political subdivisions	4,020	—	(86)	3,934

	$47,737	$857	$(87)	$48,507

December 31, 2007:
Reverse mortgages (1)	$2,037	$—	$—	$2,037
U.S. Government and agencies	20,477	99	—	20,576
State and political subdivisions	4,115	28	—	4,143
	$26,629	$127	$—	$26,756

Held-to-maturity:

December 31, 2008:
State and political subdivisions	$1,181	$—	$(110)	$1,071
	$1,181	$—	$(110)	$1,071

December 31, 2007:
State and political subdivisions	$1,516	$24	$42	$1,498
	$1,516	$24	$42	$1,498

(1) See Note 4 to the Consolidated Financial Statements for a further discussion of Reverse Mortgages.

Securities with book values aggregating $45.9 million at December 31, 2008 were specifically pledged as collateral for WSFS’ Treasury Tax and Loan account with the Federal Reserve Bank, securities sold under agreement to repurchase and certain letters of credit and municipal deposits which require collateral. Accrued interest receivable relating to investment securities was $409,000 and $341,000 at December 31, 2008 and 2007, respectively.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at December 31, 2008 were as follows:

	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within one year (1)	$—	$—	$3,940	$4,054
After one year but within five years	630	630	42,522	43,220
After five years but within ten years	—	—	1,275	1,233
After ten years	551	441	—	—
	$1,181	$1,071	$47,737	$48,507

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

There were no sales of investment securities classified as available-for-sale during 2008 and 2007. Municipal bonds totaling $440,000 were called by the issuers during 2008. Proceeds from the sale of investments classified as available-for-sale during 2006 was $11.0 million. There were no net losses realized on sales in either 2008 or 2007. There was a net loss of $41,000 realized on sales in 2006. The cost basis for all investment security sales was based on the specific identification method. There were no sales of investment securities classified as held-to-maturity in 2008, 2007 and 2006.

At December 31, 2008, we owned investment securities totaling $6.3 million where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $197,000 at December 31, 2008. This temporary impairment is the result of changes in market interest rates since the purchase of the securities and a lack of liquidity in the securities market, depressing prices. Securities amounting to $265,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired as these securities carry high credit ratings.  In addition, we have the intent and ability to hold these securities until they recover. The following table includes unrealized losses aggregated by category:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$92	$—	$265	$110	$357	$110

Available-for-sale
State and political subdivisions	3,934	86	—	—	3,934	86
U.S Government and agencies	2,053	1	—	—	2,053	1

Total temporarily impaired investments	$6,079	$87	$265	$110	$6,344	$197

3. MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Available-for-sale securities:

December 31, 2008:
Collateralized mortgage obligations	$419,177	$2,595	$25,728	$396,044
FNMA	35,578	932	—	36,510
FHLMC	30,477	830	—	31,307
GNMA	22,536	992	—	23,528
	$507,768	$5,349	$25,728	$487,389

Weighted average yield	5.30%

December 31, 2007:
Collateralized mortgage obligations	$407,113	$856	$4,440	$403,529
FNMA	35,654	—	1,009	34,645
FHLMC	31,357	34	937	30,454
GNMA	15,923	—	123	15,800
	$490,047	$890	$6,509	$484,428

Weighted average yield	4.85%

Trading securities:

December 31, 2008:
Collateralized mortgage obligations	$10,816	$—	$—	$10,816
	$10,816	$—	$—	$10,816

Weighted average yield	3.47%

December 31, 2007:
Collateralized mortgage obligations	$12,364	$—	—	$12,364
	$12,364	$—	$—	$12,364

Weighted average yield	7.79%

The portfolio of available-for-sale mortgage-backed securities consists primarily of AAA-rated, currently cash flowing securities, backed by conventional 10 to 30-year mortgages. The weighted average duration of the mortgage-backed securities was 2.9 years at December 31, 2008.

At December 31, 2008, mortgage-backed securities with par values aggregating $314.5 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. Accrued interest receivable relating to mortgage-backed securities was $2.1 million and $2.0 million at both December 31, 2008 and 2007, respectively. From time to time, mortgage-backed securities are pledged as collateral for Federal Home Loan Bank (FHLB) borrowings. The fair value of these pledged mortgage-backed securities at December 31, 2008 and 2007 was $16.0 million and $218.8 million, respectively. There were no sales of mortgage-backed securities available-for-sale in 2008. In 2007, proceeds from the sale of mortgage-backed securities available-for-sale were $2.7 million, resulting in a gain of $82,000. The cost basis of all mortgage-backed sales is based on the specific identification method.

We own $12.4 million par value of SASCO RM-1 2002 securities which are classified as trading. $10.0 million was originally received as partial consideration for the sale of a previously owned reverse mortgage portfolio, an additional $1.0 million was purchased at par at the time of the securitization of these assets by a third party, and $1.4 million of accrued interest was paid in kind. The current fair value of this security is $10.8 million which includes a negative $1.6 million mark-to-market adjustment for 2008. These floating rate notes represent the BBB+ rated traunche of a reverse mortgage securitization underwritten by Lehman Brothers and carry a coupon rate of one-month London InterBank Offered Rate (LIBOR) plus 300 basis points. We expect to recover all principal and interest, because of seasoning and the fact hat these securities are well over-collateralized. For a further discussion of reverse mortgages, see the Reverse Mortgages discussion in Management’s Discussion and Analysis and Note 4 to the Consolidated Financial Statements.

Based on SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), when these securities were acquired they were classified as trading. It was our intention to sell them in the near term. An active market for these securities has not developed since the issuance. Since there is no active market for these securities, we have used the guidance under SFAS 157 to provide a reasonable estimate of fair value in 2008. We estimated the value of these securities as of December 31, 2008 based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach.

At December 31, 2008, we owned mortgage-backed securities totaling $286.4 million where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $25.7 million at December 31, 2008. This temporary impairment is the result of changes in market interest rates since the purchase of the securities and a lack of liquidity in the mortgage-backed securities market, depressing prices. Most of these securities have been impaired for less than twelve months. We have determined that these securities are not “other than temporarily” impaired as these mortgage-backed securities carry high credit ratings. In addition, we have the intent and ability to hold these securities until they recover. The following table lists the unrealized losses aggregated by category:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(In Thousands
Available-for-sale
CMO	$249,118	$23,536	$37,298	$2,192	$286,416	$25,728
FNMA	—	—	—	—	—	—
FHLMC	—	—	—	—	—	—
GNMA	—	—	—	—	—	—

Total temporarily impaired MBS	$249,118	$23,536	$37,298	$2,192	$286,416	$25,728

4. REVERSE MORTGAGES AND RELATED ASSETS

We hold an investment in reverse mortgages of $(61,000) at December 31, 2008 representing a participation in reverse mortgages with a third party. The loans supporting this balance were originated in the early 1990’s.

These reverse mortgage loans are contracts that require the lender to make monthly advances throughout the borrower’s life or until the borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.

We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from these mortgage loans can result in significant volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2008, the Company lost $1.1 million in interest income on reverse mortgages as compared to posting income of $2.0 million in 2007 and $684,000 in 2006.  The loss in 2008 primarily resulted from the decrease in the values of the properties securing these mortgages, based on annual re-evaluations and consistent with the decrease in home values over the past year.

The projected cash flows depend on assumptions about life expectancy of the mortgagee and the future changes in collateral values. Projecting the changes in collateral values is the most significant factor impacting the volatility of reverse mortgage values. The current assumptions include a short-term annual depreciation rate of -8.0% in the first year, and a long-term annual appreciation rate of 0.5% in future years. If the long-term appreciation rate was increased to 1.5%, the resulting impact on income would have been $26,000. Conversely, if the long-term appreciation rate was decreased to -0.5%, the resulting impact on income would have been $(22,000).

We also hold $10.8 million in BBB+ rated mortgage-backed securities classified as trading and have options to acquire up to 49.9% of Class “O” Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned. The Class “O” Certificates are currently recorded on our financial statements at a zero value. At the time of the securitization, the third party securitizer (Lehman Brothers) retained 100% of the Class “O” Certificates from the securitization. These Class “O” Certificates have no priority over other classes of Certificates under the Trust and no distributions will be made on the Class “O” Certificates until, among other conditions, the principal amount of each other class of notes has been reduced to zero. The underlying assets, the reverse mortgages, are long-term assets. Hence, any cash flow that might inure to the holder of the Class “O” Certificates is not expected to occur until 2014. Additionally, the Company can exercise its option on 49.9% of the Class “O” Certificates in up to five separate increments for an aggregate purchase price of $1.0 million any time between January 1, 2004 and the termination of the Securitization Trust. The option to purchase the Class “O” Certificates does not meet the definition of a derivative under SFAS No. 133, Accounting for Derivative and Hedging Activities. This certificate is an equity security with no readily determinable fair value; as such, it is excluded from the accounting treatment promulgated under SFAS 115. As a result, the option is carried at cost (which is zero). During the third quarter of 2008 Lehman Brothers Holdings filed for bankruptcy. We are currently in discussions with legal counsel to determine our legal rights with respect to the Class “O” certificates.

5. LOANS

The following table details our loan portfolio:

December 31,	2008	2007
(In Thousands)
Real estate mortgage loans:
Residential (1-4 family)	$422,740	$447,435
Other	558,979	465,928
Real estate construction loans	251,508	276,939
Commercial loans	942,920	787,538
Consumer loans	296,728	278,272
	2,472,875	2,256,112
Less:
Deferred fees (costs), net	126	(716)
Allowance for loan losses	31,189	25,252
Net loans	$2,441,560	$2,231,576

We had impaired loans of approximately $28.4 million at December 31, 2008 compared to $31.8 million and $3.8 million at December 31, 2007 and 2006, respectively. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The average recorded balance of impaired loans was $29.5 million, $10.0 million and $3.6 million during 2008, 2007 and 2006, respectively. The allowance for losses on impaired loans was $395,000, $738,000 and $369,000 at December 31, 2008, 2007 and 2006, respectively. There was no interest income recognized on impaired loans.

The total amount of loans serviced for others were $268.8 million, $255.0 million and $265.5 million at December 31, 2008, 2007 and 2006, respectively. We received fees from the servicing of loans of $650,000, $718,000 and $724,000 during 2008, 2007 and 2006, respectively.

We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by us. The value of these servicing rights was $329,000 and $588,000 at December 31, 2008 and 2007, respectively. The total of our servicing portfolio was $76.5 million and $81.9 million for December 31, 2008 and 2007, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Statement of Condition. Changes in the valuation of these servicing rights resulted in $(259,000) and $144,000 of noninterest income during 2008 and 2007, respectively. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking activities, net on the Consolidated Statement of Operations.

Accrued interest receivable on loans outstanding was $7.5 million and $10.4 million at December 31, 2008 and 2007, respectively.

Nonaccruing loans aggregated $28.4 million, $31.8 million and $3.8 million at December 31, 2008, 2007 and 2006, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $1,955,000 in 2008, $790,000 in 2007 and $159,000 in 2006.

A summary of changes in the allowance for loan losses follows:

Year Ended December 31,	2008	2007	2006
(In Thousands)
Beginning balance	$25,252	$27,384	$25,381
Provision for loan losses	23,024	5,021	2,738
Loans charged-off (1)	(17,839)	(8,049)	(1,418)
Recoveries (2)	752	896	683
Ending balance	$31,189	$25,252	$27,384

(1)	2008 and 2007 include $940,000 and $1.4 million of overdraft charge-offs, respectively. Prior to 2006, these amounts were recognized in other operating expenses.
(2)	2008 and 2007 include $383,000 and $446,000 of overdraft recoveries, respectively. Prior to 2006, these amounts were recognized in other operating expenses.

6. ASSETS ACQUIRED THROUGH FORECLOSURE

Assets acquired through foreclosure are summarized as follows:

December 31,	2008	2007
(In Thousands)
Real estate	$4,471	$703
Less allowance for losses	—	—
	$4,471	$703

7. PREMISES AND EQUIPMENT

Land, office buildings, leasehold improvements and furniture and equipment, at cost, are summarized by major classifications:

December 31,	2008	2007
(In Thousands)
Land	$4,422	$4,415
Buildings	10,797	10,713
Leasehold improvements	22,990	20,967
Furniture and equipment	29,892	27,817
	68,101	63,912

Less:
Accumulated depreciation	33,135	29,061
	$34,966	$34,851

The Company occupies certain premises and operates certain equipment under noncancelable leases with terms ranging primarily from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred. Rent expense was $5.0 million in 2008, $4.5 million in 2007 and $2.4 million in 2006. Future minimum payments under these leases at December 31, 2008 are as follows:

(In Thousands)
2009	$5,323
2010	5,100
2011	4,960
2012	4,407
2013	4,128
Thereafter	30,698
Total future minimum lease payments	$54,616

8. DEPOSITS

The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

December 31,	2008	2007
(In Thousands)
Money market and demand:
Noninterest-bearing demand	$311,322	$290,424
Interest-bearing demand	214,749	171,363
Money market	326,792	303,931
Total money market and demand	852,863	765,718

Savings	208,368	196,571

Customer certificates of deposit by maturity:
Less than one year	287,546	320,474
One year to two years	107,593	40,191
Two years to three years	9,681	3,234
Three years to four years	42,161	1,022
Over four years	3,075	1,796
Total customer time certificates	450,056	366,717

Jumbo certificates of deposit--customer, by maturity:
Less than one year	144,925	140,353
One year to two years	32,399	9,569
Two years to three years	1,463	102
Three years to four years	16,795	—
Over four years	264	167
Total jumbo certificates of deposit--customer	195,846	150,191
Subtotal retail deposits	1,707,133	1,479,197

Other jumbo certificates of deposit--by maturity:
Less than one year	103,825	98,582
One year to two years	—	176
Two years to three years	—	—
Three years to four years	—	—
Over four years	—	—
Total other jumbo time certificates	103,825	98,758

Brokered deposits less than one year	311,394	249,206

Total deposits	$2,122,352	$1,827,161

Interest expense by category follows:

Year Ended December 31,	2008	2007	2006
(In Thousands)
Interest-bearing demand	$1,064	$1,393	$785
Money market	5,909	11,870	8,090
Savings	736	1,679	2,237
Customer time deposits	20,775	22,357	15,309
Total customer interest expense	28,484	37,299	26,421

Other jumbo certificates of deposit	3,091	5,176	4,100
Brokered deposits	8,234	14,836	12,186
Total interest expense on deposits	$39,809	$57,311	$42,707

9. BORROWED FUNDS

The following is a summary of borrowed funds by type:

			Maximum	Amount	Weighted
			Outstanding	Average	Average
		Weighted	at Month	Amount	Interest
	Balance at	Average	End	Outstanding	Rate
	End of	Interest	During the	During the	During the
	Period	Rate	Period	Period	Period
	(Dollars in Thousands)
2008

FHLB advances	$815,957	2.74%	$942,922	$841,005	3.46%
Trust preferred borrowings	67,011	3.97	67,011	67,011	4.81
Federal funds purchased and securities sold under agreements to repurchase	75,000	1.87	99,999	75,844	3.11
Other borrowed funds	108,777	0.79	127,556	110,237	1.96

2007

FHLB advances	$898,280	4.23%	$936,302	$765,974	4.97%
Trust preferred borrowings	67,011	6.89	67,011	67,011	7.00
Federal funds purchased and securities sold under agreements to repurchase	75,000	4.46	75,000	60,649	5.13
Other borrowed funds	94,869	3.84	95,087	86,602	4.26

Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh with rates ranging from 0.57% to 5.45% at December 31, 2008 are due as follows:

		Weighted
		Average
	Amount	Rate
	(Dollars in Thousands)

2009	$471,562	1.98%
2010	215,517	3.74
2011	86,855	3.64
2012 - 2013	42,023	4.27
	$815,957

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

As a member of the FHLB of Pittsburgh, we are required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.65% of its advances (borrowings) from the FHLB of, plus 0.65% of the unused borrowing capacity. We were in compliance with this requirement with a stock investment in FHLB of Pittsburgh of $39.3 million at December 31, 2008. This stock is carried on the accompanying Consolidated Statement of Condition at cost, which approximates liquidation value.

In December 2008, the FHLB of Pittsburgh announced the suspension of both dividend payments and the repurchase of capital stock until such time as it determines it becomes prudent to reinstate both. During 2008 we received $1.5 million in dividends from the FHLB of Pittsburgh.

Eight advances are outstanding at December 31, 2008 totaling $180.0 million, with a weighted average rate of 4.37% maturing in 2009 and beyond. They are convertible on a quarterly basis (at the discretion of the FHLB) to a variable rate advance based upon the three-month LIBOR rate, after an initial fixed term. If any of these advances convert, WSFS has the option to prepay these advances at predetermined times or rates.

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2008, we purchased federal funds as a short-term funding source. At December 31, 2008, we had purchased $50.0 million in federal funds at a rate of 0.38%. At December 31, 2007, we also had $50.0 million federal funds purchased.

During 2008, we sold securities under agreements to repurchase as a funding source. At December 31, 2008, securities sold under agreements to repurchase had a fixed rate of 4.87%. The underlying securities are mortgage-backed securities with a book value of $29.5 million at December 31, 2008. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:

			Collateral
	Borrowing		Carrying	Market	Accrued
	Amount	Rate	Value	Value	Interest
(Dollars in Thousands)
2008

Over 90 days	$25,000	4.87%	$29,500	$30,223	$101

2007

Up to 30 days	$25,000	4.87%	$29,086	$28,155	$99

Other Borrowed Funds

Included in other borrowed funds are collateralized borrowings of $108.8 million and $94.9 million at December 31, 2008 and 2007, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.79% and 3.84% at December 31, 2008 and 2007, respectively.

10. STOCKHOLDERS’ EQUITY

Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as WSFS, must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk-weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on WSFS’ Financial Statements. At December 31, 2008 and 2007, WSFS was in compliance with regulatory capital requirements and was deemed a “well-capitalized” institution.

The following table presents WSFS’ consolidated capital position as of December 31, 2008 and 2007:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
(In Thousands)
As of December 31, 2008:
Total Capital (to risk-weighted assets)	$304,680	11.00%	$221,561	8.00%	$276,951	10.00%
Core Capital (to adjusted tangible assets)	274,221	7.99	137,303	4.00	171,629	5.00
Tangible Capital (to tangible assets)	274,221	7.99	51,489	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	274,221	9.90	110,780	4.00	166,170	6.00

As of December 31, 2007:
Total Capital (to risk-weighted assets)	$304,992	12.31%	$198,156	8.00%	$247,696	10.00%
Core Capital (to adjusted tangible assets)	276,327	8.63	128,033	4.00	160,041	5.00
Tangible Capital (to tangible assets)	276,327	8.63	48,012	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	276,327	11.16	99,078	4.00	148,617	6.00

We have a simple capital structure with one class of $0.01 par common stock outstanding, each share having equal voting rights. In addition, we have authorized 7,500,000 shares of $0.01 par preferred stock. No preferred stock was outstanding at December 31, 2008 and 2007. When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. We are prohibited from paying any dividend or making any other capital distribution if, after making the distribution, we would be undercapitalized within the meaning of the OTS Prompt Corrective Action regulations. Since 1996, the Board of Directors has approved several stock repurchase programs to reacquire common shares. As part of these programs, we acquired approximately 73,500 shares in 2008 for $3.6 million and 564,100 shares in 2007 for $36.2 million.

The Holding Company

In April 2005, WSFS Capital Trust III, an unconsolidated affiliate of WSFS Financial Corporation, issued $67.0 million of aggregate principle of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The proceeds were used to refinance the WSFS Capital Trust I November 1998 issuance of $51.5 million of Trust Preferred Securities which had a variable rate of 250 basis points over the three-month LIBOR rate. At December 31, 2008, the coupon rate of the Capital Trust III securities was 3.97% with a scheduled maturity of June 1, 2035. The effective rate will vary, however, due to fluctuations in interest rates. The proceeds from the issue were invested in Junior Subordinated Debentures issued by WSFS Financial Corporation. These securities are treated as borrowings with the interest included in interest expense on the Consolidated Statement of Operations. In addition, we had an interest-rate cap with a notional amount of $50 million, which limited the three-month LIBOR to 6.00%.  This cap expired on December 1, 2008. Additional information concerning the Trust Preferred Securities and the interest rate cap is included in Notes 9 and 18 to the Consolidated Financial Statements. The proceeds were used primarily to extinguish higher rate debt and for general corporate purposes.

Pursuant to federal laws and regulations, WSFS’ ability to engage in transactions with affiliated corporations is limited, and WSFS generally may not lend funds to nor guarantee indebtedness of the Company.

11. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Associate 401(k) Savings Plan

Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock. Generally, the principal and earnings thereon are tax deferred until withdrawn. We match a portion of the Associates’ contributions and periodically make discretionary contributions based on our performance into the plan for the benefit of Associates. Our total cash contributions to the plan on behalf of our Associates resulted in a cash expenditure of $1.8 million, $1.7 million and $1.6 million for 2008, 2007 and 2006, respectively.

Effective November 2007, all of our discretionary contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 80% will be invested in a balanced fund and 20% will be invested in our common stock. Associates may make transfers to various other investment vehicles within the plan without any significant restrictions. The plan purchased 10,000, 25,000, and 13,000 shares of our common stock during 2008, 2007 and 2006, respectively.

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for us.

We account for our obligations under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 106 requires that the costs of these benefits be recognized over an Associate’s active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year.

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires that we recognize the funded status of our defined benefit postretirement plan in our statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), all of which were previously netted against the plan’s funded status in our statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension costs pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effect of adopting the recognition and disclosure provisions of SFAS 158 on our Consolidated Statement of Condition at December 31, 2006 was a $905,000 (pretax) decrease in other comprehensive income. This included a net actuarial loss of $537,000 and a net transition obligation of $368,000. Also related to the adoption of SFAS 158, the Company recorded a deferred tax asset of $344,000 and a corresponding liability of $905,000. During 2009, the Company expects to recognize $18,000 in expense relating to the amortization of the net actuarial loss and $61,000 in expense relating to the amortization of the net transition obligation.

The following disclosures relating to postretirement benefits were measured at December 31, 2008:

	2008	2007	2006
(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,339	$2,233	$2,287
Service cost	142	137	108
Interest cost	137	125	93
Actuarial loss/(gain)	56	(29)	(110)
Benefits paid	(172)	(127)	(145)
Benefit obligation at end of year	$2,502	$2,339	$2,233

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	172	127	145
Benefits paid	(172)	(127)	(145)
Fair value of plan assets at end of year	$—	$—	$—

Funded status:
Funded status	$(2,502)	$(2,339)	$(2,233)
Unrecognized transition obligation	—	—	—
Unrecognized net loss	—	—	—
Recognized net loss	774	795	905
Net amount recognized	$(1,728)	$(1,544)	$(1,328)

Components of net periodic benefit cost:
Service cost	$142	$137	$108
Interest cost	137	125	93
Amortization of transition obligation	61	61	61
Net loss recognition	16	19	—
Net periodic benefit cost	$356	$342	$262

Assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	5.75%	5.50%
Health care cost trend rate	5.00%	5.00%	5.00%

Sensitivity analysis of health care cost trends:
Effect of +1% on service cost plus interest cost	$(12)	$(7)	$(8)
Effect of –1% on service cost plus interest cost	9	7	7
Effect of +1% on APBO	(89)	(74)	(76)
Effect of –1% on APBO	72	63	66

Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	5.75%	6.00%	5.75%
Health care cost trend rate	5.00%	5.00%	5.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year of ultimate trend rate	2008	2005	2005

Estimated future benefit payments:

The following table shows the expected future payments for the next ten years:

During 2009	$113
During 2010	112
During 2011	111
During 2012	115
During 2013	117
During 2014 through 2018	640
$1,208

We assume that the average annual rate of increase for medical benefits will remain flat and stabilize at an average increase of 5% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by the Company. For 2008, this annual premium cap amounted to $2,400 per retiree. We estimate that we will contribute approximately $113,000 to the plan during fiscal 2009.

We have three additional plans. They are a Supplemental Pension Plan with a corresponding liability of $700,000, an Early Retirement Window Plan with a corresponding liability of $464,000 and a Director’s Plan with a corresponding liability of $113,000.

12. TAXES ON INCOME

The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Our income tax provision consists of the following:

Year Ended December 31,	2008	2007	2006
(In Thousands)
Current income taxes:
Federal taxes	$9,741	$10,389	$14,662
State and local taxes	119	2,274	2,278
Deferred income taxes:
Federal taxes	(2,910)	811	(1,336)
State and local taxes	—	—	56

Total	$6,950	$13,474	$15,660

Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007:

	2008	2007
(In Thousands)
Deferred tax liabilities:
Accelerated depreciation	$(802)	$(618)
Other	(99)	(24)
Prepaid expenses	(1,556)	(1,505)
Deferred loan costs	(1,959)	(2,100)
Total deferred tax liabilities	(4,416)	(4,247)

Deferred tax assets:
Bad debt deductions	10,916	8,838
Tax credit carryforwards	150	150
Net operating loss carryforwards	—	2,482
Capital loss carryforwards	—	93
Loan fees	20	3
Reserves and other	4,379	2,732
Deferred gains	542	439
Unrealized losses on available-for-sale securities	7,731	2,366
Total deferred tax assets	23,738	17,103

Valuation allowance	—	(2,178)
Net deferred tax asset	$19,322	$10,678

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115. Also included above are $369,000 of deferred tax assets recorded in conjunction with the acquisition of 1st Reverse.

Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $19.3 million at December 31, 2008. Adjustments to decrease gross deferred tax assets and the related valuation allowance in the amount of $2,028,000, $473,000 and $51,000 were made in 2008, 2007 and 2006, respectively, to reflect federal and state tax net operating losses that have expired. No federal or state net operating losses remain at December 31, 2008.

A reconciliation setting forth the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

Year Ended December 31,	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax net of federal tax benefit	0.3	3.4	3.2
Interest income 50% excludable	(3.2)	(1.7)	(1.6)
Bank-owned life insurance income	(2.7)	(1.8)	(3.0)
Charitable donation	—	(5.0)	—
Incentive stock option compensation	0.7	0.5	0.6
Other	—	0.8	(0.2)
Effective tax rate	30.1%	31.2%	34.0%

During 2007, we donated an N.C. Wyeth mural which was previously displayed in our former headquarters. The estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the Internal Revenue Service.

We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2007 and 2008 remain subject to examination as of December 31, 2008, while tax years 2005 through 2008 remain subject to examination by state taxing jurisdictions. The IRS audit of our 2004, 2005 and 2006 federal income tax returns was completed during 2008. No state income tax return examinations are currently in process. We believe it is reasonably possible that between $500,000 and $1.0 million of unrecognized state tax benefits, net of federal tax, will be realized during 2009 as a result of the expiration of statutes of limitations. It is also reasonably possible that between $100,000 and $200,000 of additional reserves will be established during 2009 related to interest on existing unrecognized tax benefits.

During 2007, an additional $3.6 million tax reserve was established related primarily to the Internal Revenue Service (“IRS”) disallowance of the deduction for certain compensation in prior periods. This adjustment was the result of a routine IRS audit of our 2004 through 2006 tax years. Because the original tax benefit for this item was recorded as an increase to equity, $3.4 million of the tax liability was recorded as a reduction to equity in 2007. Even though this matter was not yet settled, standards under FIN 48 required this reserve to be established during 2007. In order to stop interest from accruing on this tax liability until the matter could be resolved through the IRS appeals process, we deposited the entire $3.4 million, plus interest in 2007 so that no reserve remained for this matter as of December 31, 2007. During 2008 we successfully completed the IRS appeal process and recovered $863,000 of taxes plus $145,000 of interest that were previously assessed during the audit phase. The tax recovery was recorded as an increase to equity in 2008 while the interest received was recorded as a reduction of income tax expense.

The total amount of unrecognized tax benefits as of December 31, 2008 was $2.6 million, of which $2.1 million would affect our effective tax rate if recognized. The total amount of accrued interest and penalties included in such unrecognized tax benefits were $572,000 and $0, respectively, of which $175,000 was recorded as expense in 2008. A reconciliation of the total amounts of unrecognized tax benefits during 2008 is as follows:

(In Thousands)
Unrecognized tax benefits at December 31, 2007	$2,632
Additions as a result of tax positions taken during prior years	676
Additions as a result of tax positions taken during current year	—
Reductions relating to settlements with taxing authorities	—
Reductions as a result of a lapse of statutes of limitations	(723)
Unrecognized tax benefits at December 31, 2008	$2,585

13. STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with SFAS No. 123. We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Company and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At December 31, 2008, there were 327,851 shares available for future grants under the 2005 Plan.

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

A summary of the status of our Stock Incentive Plans as of December 31, 2008, 2007 and 2006, and changes during the years then ended is presented below:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Stock Options:
Outstanding at beginning of year	722,582	$43.14	703,427	$39.52	742,404	$31.92
Granted	33,250	49.08	121,375	54.25	106,905	64.93
Exercised	(60,240)	20.51	(80,836)	23.85	(143,346)	19.01
Forfeited	(19,705)	59.27	(21,384)	60.08	(2,536)	46.19
Outstanding at end of year	675,887	44.98	722,582	43.14	703,427	39.52

Exercisable at end of year	473,445	39.84	444,653	33.75	416,773	26.91

Weighted-average fair value of awards granted	$10.57		$11.36		$13.52

Beginning January 1, 2008, 444,653 stock options were exercisable with an intrinsic value of $8.4 million. In addition, at January 1, 2008 there were 277,929 nonvested options with a grant date fair value of $12.43. During the year ended December 31, 2008, 105,479 options vested with an intrinsic value of $57,000, and a grant date fair value of $12.47 per option. Also during 2008, 60,240 options were exercised with an intrinsic value of $2.0 million. In addition, 16,447 vested options were forfeited with an intrinsic value of $7,000 and a grant date fair value of $13.59, while 19,705 options were forfeited in total with a grant date fair value of $13.41. There were 473,445 exercisable options remaining at December 31, 2008, with an intrinsic value of $6.1 million and a remaining contractual term of 3.4 years. At December 31, 2008 there were 675,887 stock options outstanding with an intrinsic value of $6.1 million and a remaining contractual term of 3.5 years and 202,442 nonvested options with a grant date fair value of $12.10. During 2007, 80,836 options were exercised with an intrinsic value of $3.3 million and 103,286 options vested with a grant date fair value of $11.86 per option.

The total amount of compensation cost related to nonvested stock options as of December 31, 2008 was $1.5 million. The weighted-average period over which it is expected to be recognized is 2.6 years. We issue new shares upon the exercise of options.

During 2008, we granted 33,250 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of these options. Significant assumptions used in the model included a weighted-average risk-free rate of return of between 1.1% and 2.7% in 2008; an expected option life of three and three-quarter years; and an expected stock price volatility of between 23.4% and 29.6% in 2008. For the purposes of this option-pricing model, a dividend yield of between 0.8% and 1.1% was used as the expected dividend yield. The expected option life was determined based on the mid-point between the vesting date and the end of the contractual term.

The Black-Scholes and other option-pricing models assume that options are freely tradable and immediately vested. Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by us, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

During 2008, we created two new performance-based incentive programs under the terms of the 2005 Plan. Under these programs shares of WSFS stock may be awarded to certain members of management.

We created a Performance-Based Restricted Stock Unit Program which would have awarded restricted stock to senior management if a specified earnings per share (EPS) target was achieved during 2008. At December 31, 2008 the target was not achieved, therefore no awards were made.

The Long-Term Performance-Based Restricted Stock Unit Program (Long-Term Program) will award up to an aggregate of 109,200 shares of WSFS stock to seventeen participants, only after the achievement of targeted levels of return on assets (“ROA”). Under the terms of the plan, if an annual ROA performance level of 1.20% is achieved, up to 54,900 shares will be awarded. If an annual ROA performance level of 1.35% is achieved, up to 76,100 shares will be awarded. If an annual ROA performance level of 1.50% or greater is achieved, up to 109,200 shares will be awarded. If these targets are achieved in any year up until 2011, the awarded stock will then vest in 25% increments over four years.

We did not recognize any compensation expense in 2008 for these two new programs. The Performance-Based Restricted Stock Unit Program was effective only for 2008 and has expired. Compensation expense for the Long-Term Program will be based on the closing stock price as of May 28, 2008 and will begin to be recognized once the achievement of target performance is considered probable.

Currently we have 327,851 shares available for issuance under the 2005 Plan. Full share awards, such as restricted stock, have the equivalence of four option grants for the purpose of calculating shares available for issuance. Under the provisions of the Long Term Program, if a performance level is achieved and there are insufficient shares available for grant, then we would have the option of granting the available shares with the remainder being paid in cash.

The impact of stock-based compensation for the year ended December 31, 2008 was $851,000 pretax ($731,000 after tax), or $0.12 per share, to salaries, benefits and other compensation, compared to $1.2 million pretax ($1.0 million after tax), or $0.16 per share in 2007 and $1.5 million pretax ($1.3 million after tax), or $0.19 per share in 2006. The decrease in expense related to stock-based compensation in 2008 was due to a timing change made during 2008. In prior years, stock options have been granted to Associates during the fourth quarter. The stock options that would have been awarded in the fourth quarter of 2008 have been delayed until the first quarter of 2009. This delay and the effect of immediately expensing stock-based compensation to retirement eligible Associates accounted for the reduction in compensation expense related to stock options.

The following table summarizes all stock options outstanding and exercisable for Option Plans as of December 31, 2008, segmented by range of exercise prices:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number	Price	Contractual Life	Number	Price

Stock Options:

$6.90-$13.80	40,270	$10.89	1.9 years	40,270	$10.89
$13.81-$20.70	118,570	16.88	2.7 years	118,570	16.88
$20.71-$27.60	—	—	— years	—	—
$27.61-$34.50	61,755	33.40	4.0 years	61,755	33.40
$34.51-$41.40	—	—	— years	—	—
$41.41-$48.30	85,215	44.49	6.2 years	61,681	43.77
$48.31-$55.20	120,915	53.20	4.0 years	32,726	53.16
$55.21-$62.10	71,027	58.84	5.5 years	50,291	58.89
$62.11-$69.00	178,135	64.53	2.5 years	108,152	64.34

Total	675,887	$44.98	3.7 years	473,445	$39.84

During 2008, 2007 and 2006, we issued 185, 129 and 15,269 shares, respectively, of restricted stock. These awards vest over five years: 0% in the first two years, 25% in each of the third and fourth years and 50% in the fifth year.

14. COMMITMENTS AND CONTINGENCIES

Lending Operations

At December 31, 2008, we had commitments to extend credit of $700.5 million. Consumer lines of credit totaled $47.7 million of which $27.9 million was secured by real estate. Outstanding letters of credit were $59.7 million and outstanding commitments to make or acquire mortgage loans aggregated $8.3 million. Approximately $7.5 million of these mortgage loan commitments were at fixed rates ranging from 4.38% to 6.38%, and approximately $757,000 was at variable rates ranging from 5.75% to 6.88%. Mortgage commitments generally have closing dates within a six-month period.

                        Data Processing Operations

We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due (in thousands) are as follows:

2009	$3,683
2010	$906
2011	$74
2012	$11

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

The following represents a summary of off-balance sheet financial instruments at year-end:

December 31,	2008	2007
(In Thousands)
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$208,307	$154,875
Commercial mortgage loan commitments	126,918	105,094
Commercial loan commitments	249,643	223,181
Commercial standby letters of credit	59,703	45,977
Residential mortgage loan commitments	8,270	8,435
Consumer loan commitments	47,699	48,690

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. We evaluate each customer’s creditworthiness and obtain collateral based on management’s credit evaluation of the counterparty.

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

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by us. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During 2008, we had no repurchases.

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

At December 31, 2008, there were thirty-nine variable-rate to fixed-rate swap transactions between the third-party financial institution and our customers with an initial notional amount aggregating approximately $176.6 million, and with maturities ranging from four months to fourteen years. The aggregate fair value of these swaps to the customers was a liability of $20.9 million as of December 31, 2008, and all of the swap transactions were in a paying position to third-party financial institutions.

ATM Cash Management. In 2007, we entered into an agreement with a financial institution, whereby they provide cash for distribution/cash management by CashConnect, our ATM division. Under this agreement we accept the operational risk associated with this cash and are legally bound to reimburse the financial institution for any related operational losses. We have taken steps to mitigate the risk of loss to us by purchasing a multi-layer insurance policy and instituting strong operational controls. Additionally, CashConnect has the ability to recover losses from its vault cash customers based on the strength of our ATM cash bailment agreements, which hold the ATM vault cash customers responsible for any loss of cash, which is not a result of our gross negligence.

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

Investments and Mortgage-Backed Securities: Fair value for investment and mortgage-backed securities is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading, see Footnote 1 to the Consolidated Financial Statements.

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

Bank-Owned Life Insurance:  The estimated fair value approximates the book value for this investment

Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be essentially equal to its cost basis, since the stock is non-marketable but redeemable at its part value.

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

  The book value and estimated fair value of our financial instruments are as follows:

December 31,	2008		2007
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$ 248,558	$ 248,558	$ 267,537	$ 267,537
Investment securities	49,688	49,578	28,272	28,254
Mortgage-backed securities	498,205	498,205	496,792	496,284
Loans, net	2,443,835	2,435,135	2,233,980	2,240,847
Bank-owned life insurance	59,337	59,337	57,551	57,551
Stock in Federal Home Loan Bank of Pittsburgh	39,305	39,290	45,537	45,455
Accrued interest receivable	11,609	11,609	12,905	12,905

Financial liabilities:
Deposits	2,122,352	2,101,881	1,827,161	1,811,947
Borrowed funds	1,066,745	1,035,401	1,135,160	1,136,020
Accrued interest payable	6,794	6,794	10,189	10,189

The estimated fair value of our off-balance sheet financial instruments is as follows:

December 31,	2008	2007
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$5,926	$4,942
Standby letters of credit	597	460

16. RELATED PARTY TRANSACTIONS

We routinely enter into transactions with our directors and officers. Such transactions are made in the ordinary course of business and management believes they are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $5.0 million and $5.4 million at December 31, 2008 and 2007, respectively. During 2008, new loans and credit line advances to such related parties amounted to $5.3 million and repayments amounted to $5.8 million.

Our Chairman was also the Chairman of the FHLB of Pittsburgh. At December 31, 2008, we had borrowed funds outstanding from the FHLB of Pittsburgh of $816.0 million and owned $39.3 million of FHLB of Pittsburgh stock.

During 2007 we engaged a law firm that is affiliated with one of our directors for general legal services.  Total fees for such services amounted to $56,000 during 2007.  We paid no fees to this firm during 2008.

17. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

December 31,	2008	2007
(In Thousands)
Assets:
Cash	$3,228	$682
Investment in subsidiaries	277,439	275,258
Investment in interest rate cap	—	—
Investment in Capital Trust III	2,011	2,011
Other assets	1,232	800
Total assets	$283,910	$278,751

Liabilities:
Borrowings	$67,011	$67,011
Interest payable	229	372
Other liabilities	35	38
Total liabilities	67,275	67,421

Stockholders’ equity:
Common stock	157	157
Capital in excess of par value	87,033	83,077
Comprehensive loss	(12,613)	(3,861)
Retained earnings	390,338	376,682
Treasury stock	(248,280)	(244,725)
Total stockholders’ equity	216,635	211,330
Total liabilities and stockholders’ equity	$283,910	$278,751

Condensed Statement of Operations

Year Ended December 31,	2008	2007	2006
(In Thousands)
Income:
Interest income	$324	$337	$594
Noninterest income	134	166	354
	458	503	948
Expenses:
Interest expense	3,275	4,752	5,053
Other operating expenses	(941)	(1,437)	(1,386)
	2,334	3,315	3,667

Loss before equity in undistributed income of subsidiaries	(1,875)	(2,812)	(2,719)
Equity in undistributed income of subsidiaries	18,011	32,461	33,160
Net income	$16,136	$29,649	$30,441

Condensed Statement of Cash Flows

Year Ended December 31,	2008	2007	2006
(In Thousands)
Operating activities:
Net income	$16,136	$29,649	$30,441
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed income of subsidiaries	(18,011)	(32,461)	(33,160)
Amortization	—	—	560
Decrease (increase) in other assets	(432)	443	(606)
(Decrease) increase in other liabilities	(146)	(38)	51
Net cash used for operating activities	(2,453)	(2,407)	(2,714)

Investing activities:
Decrease (increase) in investment in subsidiaries	7,430	34,898	(646)
Net cash provided by (used for) investing activities	7,430	34,898	(646)

Financing activities:
Issuance of common stock	3,956	1,784	6,907
Dividends paid on common stock	(2,832)	(2,403)	(2,057)
Treasury stock, net of reissuance	(3,555)	(36,174)	(6,603)
Net cash used for financing activities	(2,431)	(36,793)	(1,753)

(Decrease) increase in cash	2,546	(4,302)	(5,113)
Cash at beginning of period	682	4,984	10,097
Cash at end of period	$3,228	$682	$4,984

18. ACCOUNTING FOR INTEREST RATE CAP

We had an interest-rate cap with a notional amount of $50.0 million, which limited the three-month LIBOR to 6.00% for the ten years ending December 1, 2008. The fair value of the cap was estimated using a standard option model. The cap was considered a free standing derivative and all changes in the fair value of the cap were recorded in the Consolidated Statement of Operations. During 2008, 2007 and 2006 we recognized interest expense related to the cap of zero, $30,000 and $560,000, respectively.

19. SEGMENT INFORMATION

Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), we discuss our business in three segments. There is one segment for WSFS Bank and one for Cash Connect, the ATM division of WSFS. The third segment, “All Others,” represents the combined contributions of Montchanin, WSFS Investment Group, Inc., our Wealth Management Services Division, and 1st Reverse. Montchanin, WSFS Investment Group, Inc., Wealth Management Services Division, and 1st Reverse each offer different products, to a separate customer base, through distinct distribution methods. Therefore, we have combined Montchanin, WSFS Investment Group, Inc., Wealth Management Services Division, and 1st Reverse to form the operating segment “All Others.”

The WSFS segment provides financial products to commercial and retail customers through its main office, 35 retail banking and loan production offices and operations center. Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units are operating departments of WSFS. These departments share the same regulator, market, many of the same customers and provide similar products and services through the general infrastructure of the Company. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS segment of the Company in accordance with SFAS 131.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

Montchanin provides asset management products and services to customers in the Company’s primary market area. Montchanin has one consolidated wholly-owned subsidiary, Cypress. Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. WSFS Investment Group, Inc. markets various third-party insurance products and securities directly to the public and through the Bank’s retail banking system. The Wealth Management Services Division provides wealth management and personal trust services to customers in the Company’s primary market area. 1st Reverse originates and subsequently sells reverse mortgage loans.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the years ended December 31, 2008, 2007 and 2006 follows:

For the Year Ended December 31, 2008:	WSFS	CashConnect	All Others (1)	Total
(In Thousands)
External customer revenues:
Interest income	$166,477	$—	$—	$166,477
Noninterest income	27,479	13,752	4,758	45,989
Total external customer revenues	193,956	13,752	4,758	212,466

Intersegment revenues:
Interest income	3,545	—	5	3,550
Noninterest income	3,567	641	—	4,208
Total intersegment revenues	7,112	641	5	7,758

Total revenue	201,068	14,393	4,763	220,224

External customer expenses:
Interest expense	77,258	—	—	77,258
Noninterest expenses	75,813	5,978	7,307	89,098
Provision for loan loss	23,024	—	—	23,024
Total external customer expenses	176,095	5,978	7,307	189,380

Intersegment expenses:
Interest expense	5	3,524	21	3,550
Noninterest expenses	641	868	2,699	4,208
Total intersegment expenses	646	4,392	2,720	7,758

Total expenses	176,741	10,370	10,027	197,138

Income (loss) before taxes	$24,327	$4,023	$(5,264)	$23,086

Provision for income taxes				6,950

Consolidated net income				$16,136

Cash and cash equivalents	$56,489	$189,965	$2,104	$248,558
Other segment assets	3,168,467	12,836	2,699	3,184,002
Total segment assets	$3,224,956	$202,801	$4,803	$3,432,560

Capital expenditures	$4,587	$204	$109	$4,900

(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc.,Wealth Management Services Division and 1st Reverse.

For the Year Ended December 31, 2007:	WSFS	CashConnect	All Others (1)	Total
(In Thousands)
External customer revenues:
Interest income	$189,477	$—	$—	$189,477
Noninterest income	27,991	16,584	3,591	48,166
Total external customer revenues	217,468	16,584	3,591	237,643

Intersegment revenues:
Interest income	8,684	—	—	8,684
Noninterest income	2,544	675	—	3,219
Total intersegment revenues	11,228	675	—	11,903

Total revenue	228,696	17,259	3,591	249,546

External customer expenses:
Interest expense	107,468	—	—	107,468
Noninterest expenses	72,657	4,683	4,691	82,031
Provision for loan loss	5,021	—	—	5,021
Total external customer expenses	185,146	4,683	4,691	194,520

Intersegment expenses:
Interest expense	—	8,684	—	8,684
Noninterest expenses	675	1,076	1,468	3,219
Total intersegment expenses	675	9,760	1,468	11,903

Total expenses	185,821	14,443	6,159	206,423

Income (loss) before taxes and minority interest	$42,875	$2,816	$(2,568)	$43,123

Provision for income taxes				13,474
Minority interest
Consolidated net income				$29,649

Cash and cash equivalents	$83,650	$182,523	$1,364	$267,537
Other segment assets	2,913,328	17,314	2,009	2,932,651
Total segment assets	$2,996,978	$199,837	$3,373	$3,200,188

Capital expenditures	$8,134	$194	$5	$8,333

(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc.,Wealth Management Services Division and 1st Reverse.

For the Year Ended December 31, 2006:	WSFS	CashConnect	All Others (1)	Total
(In Thousands)
External customer revenues:
Interest income	$177,177	$—	$—	$177,177
Noninterest income	21,472	15,644	3,189	40,305
Total external customer revenues	198,649	15,644	3,189	217,482

Intersegment revenues:
Interest income	8,071	—	—	8,071
Noninterest income	1,704	685	—	2,389
Total intersegment revenues	9,775	685	—	10,460

Total revenue	208,424	16,329	3,189	227,942

External customer expenses:
Interest expense	99,278	—	—	99,278
Noninterest expenses	61,521	4,222	3,571	69,314
Provision for loan loss	2,738	—	—	2,738
Total external customer expenses	163,537	4,222	3,571	171,330

Intersegment expenses:
Interest expense	—	8,071	—	8,071
Noninterest expenses	685	688	1,016	2,389
Total intersegment expenses	685	8,759	1,016	10,460

Total expenses	164,222	12,981	4,587	181,790

Income (loss) before taxes and minority interest	$44,202	$3,348	$(1,398)	$46,152

Provision for income taxes				15,660
Minority interest				51
Consolidated net income				$30,441

Cash and cash equivalents	$74,905	$166,092	$827	$241,824
Other segment assets	2,738,531	15,228	1,813	2,755,572
Total segment assets	$2,813,436	$181,320	$2,640	$2,997,396

Capital expenditures	$9,790	$382	$20	$10,192

(1) Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc.,Wealth Management Services Division and 1st Reverse.

20.  BUSINESS COMBINATIONNS

1st Reverse Financial Services, LLC Acquisition

On April 30, 2008, we completed the acquisition of a 51% majority stake in 1st Reverse Financial Services, LLC ("1st Reverse").  Operating results of 1st Reverse are included in the consolidated financial statements since the date of acquisition.  As a result of the acquisition, we expect to build on the knowledge and experience we have gained over nearly 15 years of success with reverse mortgages and promote this senior-friendly product to customers on a national basis.  This business is expected to enhance our revenue and fee income, further diversify and strengthen our business model and move towards our goal of high performance.

The acquisition resulted in recording $685,000 of goodwill, which is the excess cost over the fair value of its assets at the time of acquisition.  Other intangibles amounting to $658,000 were also identified in the transaciton, with amortization periods of 5-10 years using straight-line methods.  A portion of the good will and all the intangibles will be deducted for tax purposes.

Sun National Bank Branch Purchase

On October 23, 2008, we completed the acquisition of six branches from Sun National Bank and their repective deposits.  The oeprating results of these branches have been included in the consolidated financial statements since the date of acquisition.  We expect this acquisition to further solidify our market share in Delaware, expand our customer base to enhance deposit fee income and provide an opportunity to market additional products and services to new customers.

The aggregate cash purchase price was $11.5 million.  The purchase price resulted in approximately $10 million in goodwill and $2 million in core deposit intangibles ("CDI").  This CDI will be amortized over 7.5 years, using straight-line methods.  The goodwill and intangible assets will be deducted for tax purposes.  In the transaction, WSFS acquired $95.3 million of deposits.

The goodwill related to both the 1st Reverse acquisition and the Sun National Bank branch purchase will not be amortized, but instead will be evaluated periodically for impairment.

21. SUBSEQUENT EVENT

In January 2009, WSFS entered into a definitive agreement with the U.S. Treasury. Pursuant to the agreement, WSFS sold to the U.S. Treasury, 52,625 shares of senior preferred stock, having a liquidation amount equal to $1,000 per share, or $52.6 million. These shares of senior preferred stock also has an attached warrant (Warrant) to purchase 175,105 shares of WSFS’ common stock, par value $0.01 per share, for the aggregate price of $7.9 million. The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter.

The Warrant has a 10-year term with 50% vesting immediately upon issuance and the remaining 50% vesting on January 1, 2010 if certain qualified equity offerings are not satisfied. The Warrant has an exercise price, subject to anti-dilution adjustments, equal to $45.08 per share of common stock.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/08	09/30/08	06/30/08	03/31/08	12/31/07	09/30/07	06/30/07	03/31/07
(In Thousands, Except Per Share Data)
Interest income	$39,785	$41,337	$40,795	$44,560	$48,143	$47,579	$46,667	$47,088
Interest expense	17,209	18,030	18,428	23,591	27,433	27,480	26,527	26,028
Net interest income	22,576	23,307	22,367	20,969	20,710	20,099	20,140	21,060
Provision for loan losses	(1)14,699	3,502	2,433	2,390	2,376	1,001	1,273	371
Net interest income after provision for loan losses	7,877	19,805	19,934	18,579	18,334	19,098	18,867	20,689
Noninterest income	10,128	11,684	11,671	12,506	13,008	12,809	11,616	10,733
Noninterest expenses	23,969	23,022	21,170	20,937	22,313	21,333	19,027	19,358
Income before minority interest and taxes	(5,964)	8,467	10,435	10,148	9,029	10,574	11,456	12,064
Less minority interest	—	—	—	—	—	—	—	—
Income before taxes	(5,964)	8,467	10,435	10,148	9,029	10,574	11,456	12,064
Income tax provision	(2,644)	2,957	3,735	2,902	1,533	3,431	4,227	4,283
Net Income	$(3,320)	$5,510	$6,700	$7,246	$7,496	$7,143	$7,229	$7,781

Earnings per share:
Basic	(0.54)	0.90	1.09	1.17	1.21	1.14	1.15	1.19
Diluted	(0.54)	0.88	1.07	1.15	1.18	1.11	1.11	1.15

(1) During the fourth quarter of 2008, we recorded a $14.7 million provision for loan losses, which was primarily related to the impairment of four large construction and land development (CLD) credits.

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

During the quarter ended December 31, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

To Our Stockholders:

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their reports, which are included herein.

/s/ Mark A. Turner	/s/ Stephen A. Fowle
Mark A. Turner	Executive Vice President and
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited the internal control over financial reporting of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, WSFS Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2009

ITEM 9B. OTHER INFORMATION

There are no matters required to be disclosed under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB” and “Committees of the Board of Directors” in the Registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on April 23, 2009 (the “Proxy Statement”) is incorporated into this item by reference.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the Code of Ethics is posted on our website at www.wsfsbank.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Compensation” and “Compensation of the Board of Directors” in the Proxy Statement is incorporated into this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Other Information - Large Stockholders” of the Proxy Statement

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB – Ownership of WSFS Financial Corporation Common Stock” of the Proxy Statement

(c)	We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Shown below is information as of December 31, 2008 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of Securities to be issued upon exercise of outstanding Options and Phantom Stock Awards	Weighted-Average exercise price of outstanding Options and Phantom Stock Awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)

Equity compensation plans approved by stockholders (1)	675,887	$44.98	327,851

Equity compensation plans not approved by stockholders	n/a	n/a	n/a

TOTAL	675,887	$44.98	327,851

(1) Plans approved by stockholders include the 1997 Stock Option Plan, as amended and the 2005 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB – Transactions with our Insiders” in the Proxy Statement is incorporated into this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under “Committees of the Board of Directors – Audit Committee” in the Proxy Statement is incorporated into this item by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

1.

The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008, together with the related notes and the independent auditors’ report of KPMG LLP, independent registered public accounting firm.

2.	Schedules omitted as they are not applicable

 .

The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit

Number	Description of Document

3.1	Registrant’s Certificate of Incorporation, as amended is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

3.2	Amended and Restated Bylaws of WSFS Financial Corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on October 27, 2008.

3.3

Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on January 23, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on January 23, 2009.
4.2	Warrant for Purchase of Shares of Common Stock, incorporated herein by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on January 23, 2009.
10.1

WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary Plan Description is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2

Amended and Restated Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.

10.3

2000 Stock Option and Temporary Severance Agreement among Wilmington Savings Fund Society, Federal Savings Bank, WSFS Financial Corporation and Marvin N. Schoenhals on February 24, 2000 is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.4	WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated February 28, 2008.

10.5

WSFS Financial Corporation’s 2005 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2005 Annual Meeting of Stockholders.

10.6	Amendment to WSFS Financial Corporation 2005 Incentive Plan for IRC 409A and FAS 123R dated December 31, 2008.

10.7	Amendment to the WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated December 31, 2008.

10.8

Letter Agreement, dated January 23, 2009, between WSFS Financial Corporation and the United States Department of Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 23, 2009.

10.9

Form of Waiver, executed by Messrs. Marvin N. Schoenhals, Mark A. Turner, Stephen A. Fowle, Richard M. Wright, Rodger Levenson and Mrs. Barbara J. Fischer, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on Januar 23, 2009.

10.10

Form of Letter Agreement, executed by Messrs. Marvin N. Schoehals, Mark A. Turner, Stephen A. Fowle, Richard M. Wright, Rodger Levenson and Mr. Barbara J. Fischer, incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on January 23, 2009.

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP

31	Certification pursuant to Rule 13a-14 of the Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 10.1 through 10.10 represent management contracts or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 16, 2009	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Federal Savings Bank persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 16, 2009	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Chairman

Date:	March 16, 2009	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	March 16, 2009	BY:	/s/ Charles G. Cheleden
Charles G. Cheleden
Vice Chairman and Lead Director

Date:	March 16, 2009	BY:	/s/ Jennifer Davis
Jennifer Davis
Director

Date:	March 16, 2009	BY:	/s/ Donald W. Delson
Donald W. Delson

Date:	March 16, 2009	BY:	/s/ John F. Downey
John F. Downey
Director

Date:	March 16, 2009	BY:	/s/ Linda C. Drake
Linda C. Drake
Director

Date:	March 16, 2009	BY:	/s/ David E. Hollowell
David E. Hollowell
Director

Date:	March 16, 2009	BY:	/s/ Joseph R. Julian
Joseph R. Julian
Director

Date:	March 16, 2009	BY:	/s/ Dennis E. Klima
Dennis E. Klima
Director

Date:	March 16, 2009	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	March 16, 2009	BY:	/s/ Thomas P. Preston
Thomas P. Preston
Director

Date:	March 16, 2009	BY:	/s/ Scott E. Reed
Scott E. Reed
Director

Date:	March 16, 2009	BY:	/s/ Claibourne D. Smith
Claibourne D. Smith
Director

Date:	March 16, 2009	BY:	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer

Date:	March 16, 2009	BY:	/s/ Robert F. Mack
Senior Vice President and Controller