Form 10-K/A
period 2008-12-31
WSFS FINANCIAL CORP
filed 2009-03-23
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

WSFS FINANCIAL CORPORATION

TABLE OF CONTENTS

		Page

	Explanatory Note	2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 8.	Financial Statements and Supplementary Data	24
Item 15.	Exhibits, Financial Statement Schedules
	Signatures

Explanatory Note

WSFS Financial Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in order to (i) correct a typographical error on the rate/volume table in Item 7, (ii) correct a typographical error on the Report of Independent Registered Public Accounting Firm in Item 8, (iii) correct three typographical errors on the Consolidated Statement of Cash Flows, (iv) correct various typographical errors in the Notes to Consolidated Financial Statements and (v) correct a typographical error on Exhibit 23, Consent of Independent Registered Public Accounting Firm.

This Amendment No. 1 amends Items, 7, 8 and Exhibit 23 only. All other items and exhibits contained in the Form 10-K as filed on March 16, 2009 remain unchanged. In accordance with Exchange Act Rule 12b-15, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer are also being filed. This Amendment No. 1 does not reflect facts or events occurring after the original file date of March 16, 2009 nor modify (except as set forth above) or update the disclosures in any way.

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

Year Ended December 31,	2008 vs. 2007			2007 vs. 2006
	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
(Dollars in Thousands)
Interest Income:
Commercial real estate loans	$5,722	$(15,131)	$(9,409)	$4,281	$(320)	$3,961
Residential real estate loans	(1,280)	360	(920)	(1,244)	1,186	(58)
Commercial loans (1)	9,460	(15,396)	(5,936)	10,318	475	10,793
Consumer loans	894	(3,480)	(2,586)	870	317	1,187
Mortgage-backed securities	(588)	335	(253)	(4,898)	691	(4,207)
Investment securities	504	(3,610)	(3,106)	(1,638)	2,430	792
Other	155	(945)	(790)	(601)	433	(168)
Favorable (unfavorable)	14,867	(37,867)	(23,000)	7,088	5,212	12,300

Interest expense:
Deposits:
Interest-bearing demand	217	(546)	(329)	180	428	608
Money market	(419)	(5,542)	(5,961)	2,981	799	3,780
Savings	(106)	(837)	(943)	(248)	(310)	(558)
Retail time deposits	2,933	(4,515)	(1,582)	4,003	3,045	7,048
Jumbo certificates of deposits - nonretail	(229)	(1,856)	(2,085)	927	149	1,076
Brokered certificates of deposits	258	(6,860)	(6,602)	1,815	835	2,650
FHLB of Pittsburgh advances	3,460	(12,401)	(8,941)	(10,342)	3,025	(7,317)
Trust Preferred	0	(1,478)	(1,478)	0	(300)	(300)
Other borrowed funds	1,500	(3,789)	(2,289)	1,090	113	1,203
Unfavorable (favorable)	7,614	(37,824)	(30,210)	406	7,784	8,190
Net change, as reported	$7,253	$(43)	$7,210	$6,682	$(2,572)	$4,110

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2009

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,	2008	2007	2006
(Dollars in Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$140,661	$159,512	$143,629
Interest on mortgage-backed securities	23,984	24,237	28,444
Interest and dividends on investment securities	1,331	1,353	1,884
Interest on investments in reverse mortgages	(1,077)	2,007	684
Other interest income	1,578	2,368	2,536
	166,477	189,477	177,177

Interest expense:
Interest on deposits	39,809	57,311	42,707
Interest on Federal Home Loan Bank advances	29,620	38,561	45,878
Interest on federal funds purchased and securities sold under agreements to repurchase	2,397	3,153	3,790
Interest on trust preferred borrowings	3,275	4,753	5,053
Interest on other borrowings	2,157	3,690	1,850
	77,258	107,468	99,278
Net interest income	89,219	82,009	77,899
Provision for loan losses	23,024	5,021	2,738
Net interest income after provision for loan losses	66,195	76,988	75,161

Noninterest income:
Credit/debit card and ATM income	17,229	19,750	18,835
Deposit service charges	16,484	15,419	12,250
Loan fee income	3,696	2,384	1,824
Investment advisory income	2,395	2,465	2,399
Bank-owned life insurance income	1,786	2,269	3,976
Mortgage banking activities, net	148	217	225
Securities gains (losses)	139	82	(1,981)
Non-recurring gains, net	—	1,979	—
Other income	4,112	3,601	2,777
	45,989	48,166	40,305

Noninterest expenses:
Salaries, benefits and other compensation	46,654	43,662	39,369
Occupancy expense	8,416	8,280	5,508
Equipment expense	6,174	5,616	4,393
Data processing and operations expense	4,216	4,062	3,511
Marketing expense	3,920	3,911	2,713
Professional fees	4,082	2,662	2,070
Other operating expenses	15,636	13,838	11,750
	89,098	82,031	69,314
Income before minority interest and taxes	23,086	43,123	46,152
Less minority interest	—	—	51
Income before taxes	23,086	43,123	46,101
Income tax provision	6,950	13,474	15,660
Net income	$16,136	$29,649	$30,441
Earnings per share:
Basic	$2.62	$4.69	$4.59
Diluted	$2.57	$4.55	$4.41

The accompanying notes are an integral part of these Financial Statements.

CONSOLIDATED STATEMENT OF CONDITION

Year Ended December 31,	2008	2007
(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$58,377	$83,936
Cash in non-owned ATMs	189,965	182,523
Federal funds sold	—	—
Interest-bearing deposits in other banks	216	1,078
Total cash and cash equivalents	248,558	267,537
Investment securities held-to-maturity (fair value: 2008-$1,071; 2007-$1,498)	1,181	1,516
Investment securities available-for-sale including reverse mortgages	48,507	26,756
Mortgage-backed securities-available-for-sale	487,389	484,428
Mortgage-backed securities-trading	10,816	12,364
Loans held-for-sale	2,275	2,404
Loans, net of allowance for loan losses of $31,189 at December 31, 2008 and $25,252 at December 31, 2007	2,441,560	2,231,576
Bank-owned life insurance	59,337	57,551
Stock in Federal Home Loan Bank of Pittsburgh, at cost	39,305	45,537
Assets acquired through foreclosure	4,471	703
Premises and equipment	34,966	34,851
Accrued interest receivable and other assets	54,195	34,965
Total assets	$3,432,560	$3,200,188

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$311,322	$290,424
Interest-bearing demand	214,749	171,363
Money market	326,792	303,931
Savings	208,368	196,571
Time	450,056	366,717
Jumbo certificates of deposit - customer	195,846	150,191
Total customer deposits	1,707,133	1,479,197
Other jumbo certificates of deposit	103,825	98,758
Brokered deposits	311,394	249,206
Total deposits	2,122,352	1,827,161

Federal funds purchased and securities sold under agreements to repurchase	75,000	75,000
Federal Home Loan Bank advances	815,957	898,280
Trust preferred borrowings	67,011	67,011
Other borrowed funds	108,777	94,869
Accrued interest payable and other liabilities	26,828	26,537
Total liabilities	3,215,925	2,988,858

Minority Interest	—	—

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value, 20,000,000 shares authorized; issued 15,739,768 at December 31, 2008 and 15,673,865 at December 31, 2007	157	157
Capital in excess of par value	87,033	83,077
Accumulated other comprehensive loss	(12,613)	(3,861)
Retained earnings	390,338	376,682
Treasury stock at cost, 9,580,569 shares at December 31, 2008 and 9,507,069 shares at December 31, 2007	(248,280)	(244,725)
Total stockholders’ equity	216,635	211,330
Total liabilities, minority interest and stockholders’ equity	$3,432,560	$3,200,188

The accompanying notes are an integral part of these Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In Thousands)
Balance, December 31, 2005	$154	$74,673	$(9,968)	$319,065	$(201,949)	$181,975
Comprehensive income:
Net income	—	—	—	30,441	—	30,441
Other comprehensive loss (1)	—	—	1,956	—	—	1,956
Total comprehensive income						32,397
Adjustment to initially apply FASB Statement No. 158, net of tax $(344)	—	—	(561)	—	—	(561)
Cash dividend, $0.31 per share	—	—	—	(2,058)	—	(2,058)
Issuance of common stock, including proceeds from exercise of common stock options	2	4,610	—	—	—	4,612
Treasury stock at cost, 103,400 shares	—	—	—	—	(6,603)	(6,603)
Issuance of restricted stock	—	286	—	—	—	286
Tax benefit from exercises of common stock options	—	2,011	—	—	—	2,011
Balance, December 31, 2006	$156	$81,580	$(8,573)	$347,448	$(208,552)	$212,059

Comprehensive income:
Net income	—	—	—	29,649	—	29,649
Other comprehensive income (1)	—	—	4,712	—	—	4,712
Total comprehensive income						34,361
Cumulative effect of change in accounting principle related to the adoption of FIN 48	—	—	—	1,988	—	1,988
Cash dividend, $0.38 per share	—	—	—	(2,403)	—	(2,403)
Issuance of common stock, including proceeds from exercise of common stock options	1	3,704	—	—	—	3,705
Treasury stock at cost, 564,100 shares	—	—	—	—	(36,173)	(36,173)
Issuance of restricted stock	—	230	—	—	—	230
Tax liability from exercises of common stock options	—	(2,437)	—	—	—	(2,437)
Balance, December 31, 2007	$157	$83,077	$(3,861)	$376,682	$(244,725)	$211,330

Comprehensive income:
Net income	—	—	—	16,136	—	16,136
Other comprehensive income (1)	—	—	(8,752)	—	—	(8,752)
Total comprehensive income						7,384
Cash dividend, $0.46 per share	—	—	—	(2,832)	—	(2,832)
Issuance of common stock, including proceeds from exercise of common stock options	—	2,391	—	—	—	2,391
Treasury stock at cost, 73,500 shares	—	—	—	—	(3,555)	(3,555)
Issuance of restricted stock	—	202	—	—	—	202
Reclassification adjustment of negative minority interest	—	—	—	352	—	352
Tax benefit from exercises of common stock options	—	1,363	—	—	—	1,363
Balance, December 31, 2008	$157	$87,033	$(12,613)	$390,338	$(248,280)	$216,635

(1) Other Comprehensive Income:	2008	2007	2006
Net unrealized holding (losses) gains on securities available-for-sale arising during the period, net of taxes (2008 - $(5,364); 2007 - $2,855; 2006 - $261)	$(8,752)	$4,657	$426
Actuarial gain reclassified to periodic cost, net of income taxes (2007 - $42)	—	68	—
Transition obligation reclassified to periodic cost, net of income taxes (2007 - $23)	—	38	—
Net unrealized holding gains arising during the period on derivatives net of taxes (2006 - $163)	—	—	302
Reclassification for losses (gains) included in income, net of taxes (2007 - $(31); 2006 - $753)	—	(51)	1,228
Total other comprehensive (loss) income	$(8,752)	$4,712	$1,956

The accompanying notes are an integral part of these Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2008	2007	2006
(In Thousands)
Operating activities:
Net income	$16,136	$29,649	$30,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,024	5,021	2,738
Depreciation, accretion and amortization	6,218	4,930	4,507
(Increase) decrease in accrued interest receivable and other assets	(94)	1,142	(3,066)
Origination of loans held-for-sale	(31,358)	(27,160)	(23,914)
Proceeds from sales of loans held-for-sale	31,648	25,362	21,406
Gain on mortgage banking activity	(148)	(217)	(224)
Loss on mark to market adjustment on trading securities	1,616	—	—
Gain on sale of credit card portfolio	—	(882)	—
Securities gain from the sale of Visa, Inc. common stock	(1,755)	—	—
Gain on sale of former headquarters building	—	(1,093)	—
(Gain) loss on sale of investments	—	(82)	1,981
Stock-based compensation expense, net of tax benefit recognized	730	1,222	1,153
Excess tax (benefits) liability from share-based payment arrangements	(1,363)	2,437	(2,011)
Minority interest in net income	—	—	51
Increase (decrease) in accrued interest payable and other liabilities	1,693	(3,328)	4,380
Loss (gain) on sale of assets acquired through foreclosure and valuation adjustments	816	(20)	41
Increase in value of bank-owned life insurance	(1,786)	(2,269)	(3,976)
Decrease (increase) in capitalized interest, net	1,009	(2,007)	(1,097)
Net cash provided by operating activities	46,386	32,705	32,410

Investing activities:
Maturities of investment securities	14,440	41,893	13,569
Sales of investment securities available-for-sale	—	—	10,991
Purchases of investment securities available-for-sale	(37,298)	(13,986)	(20,718)
Sales of mortgage-backed securities available-for-sale	—	2,690	49,412
Repayments of mortgage-backed securities available-for-sale	77,856	77,328	102,255
Purchases of mortgage-backed securities available-for-sale	(95,195)	(52,507)	(47,721)
Repayments on reverse mortgages	1,248	3,532	1,347
Disbursements for reverse mortgages	(227)	(2,964)	(476)
Purchase of 1st Reverse Financial Services	(2,442)	—	—
Acquisition of branches	(11,505)	—	—
Sales of loans	—	909	11,379
Purchase of Cypress Capital Management, LLC	—	(240)	(466)
Purchase of ATM vault cash business	—	(440)	—
Purchases of loans	(3,190)	(2,656)	(9,600)
Payment of bank-owned life insurance	—	—	2,887
Net increase in loans	(236,674)	(221,179)	(246,432)
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh	6,232	(5,665)	6,421
Increase in assets acquired through foreclosure, net	1,674	120	80
Sale of credit card portfolio	—	6,295	—
Proceeds from the sale of Visa, Inc. shares	1,755	—	—
Sale of former headquarters building	—	2,436	—
Deferred gain on sale of partnership interest	—	1,335	—
Investment in real estate partnership	—	1,172	24
Premises and equipment, net	(4,989)	(9,181)	(10,750)
Net cash used for investing activities	(288,315)	(171,108)	(137,798)

(Continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Year Ended December 31,	2008	2007	2006
(In Thousands)
Financing activities:
Net increase in demand and saving deposits	$112,850	$82,363	$56,803
Net increase in time deposits	195,584	4,256	294,365
Net increase (decrease) in securities sold under agreement to repurchase	—	1,600	(9,750)
Receipts of FHLB advances	82,778,987	31,427,417	8,796,661
Repayments of FHLB advances	(82,861,310)	(31,313,165)	(9,021,354)
Dividends paid on common stock	(2,832)	(2,404)	(2,058)
Issuance of common stock and exercise of common stock options	1,863	2,713	3,355
Excess tax benefit (liability) from share-based payment arrangements	1,363	(2,437)	2,011
Purchase of treasury stock, net of re-issuance	(3,555)	(36,173)	(6,603)
Decrease in minority interest	—	(54)	(203)
Net cash provided by financing activities	222,950	164,116	113,227
(Decrease) increase in cash and cash equivalents from continuing operations	(18,979)	25,713	7,839
Net cash provided by operating activities of discontinued operations	—	—	14
Net cash provided by investing activities of discontinued operations	—	—	20
Cash and cash equivalents at beginning of period	267,537	241,824	233,951
Cash and cash equivalents at end of period	$248,558	$267,537	$241,824

Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$80,654	$105,969	$98,142
Cash paid for income taxes, net	10,521	18,056	13,597
Loans transferred to assets acquired through foreclosure	6,186	415	450
Net change in accumulated other comprehensive income	(8,752)	4,712	1,395
Transfer of loans held for sale to loans	247	333	2,129

The accompanying notes are an integral part of these Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Corporation occupies certain premises and operates certain equipment under noncancelable leases with terms ranging primarily from 1 to 25 years including some with renewal options. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred. Rent expense was $5.0 million in 2008, $4.5 million in 2007 and $2.4 million in 2006. Future minimum payments under these leases at December 31, 2008 are as follows:

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

The Holding Company

In April 2005, WSFS Capital Trust III, an unconsolidated affiliate of WSFS Financial Corporation, issued $67.0 million of aggregate principle of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The proceeds were used to refinance the WSFS Capital Trust I November 1998 issuance of $51.5 million of Trust Preferred Securities which had a variable rate of 250 basis points over the three-month LIBOR rate. At December 31, 2008, the coupon rate of the Capital Trust III securities was 3.97% with a scheduled maturity of June 1, 2035. The effective rate will vary, however, due to fluctuations in interest rates. The proceeds from the issue were invested in Junior Subordinated Debentures issued by WSFS Financial Corporation. These securities are treated as borrowings with the interest included in interest expense on the Consolidated Statement of Operations. In addition, we had an interest-rate cap with a notional amount of $50.0 million, which limited the three-month LIBOR to 6.00%.  This cap expired on December 1, 2008. Additional information concerning the Trust Preferred Securities and the interest rate cap is included in Notes 9 and 18 to the Consolidated Financial Statements. The proceeds were used primarily to extinguish higher rate debt and for general corporate purposes.

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

13. STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with SFAS No. 123R. We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Company and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At December 31, 2008, there were 327,851 shares available for future grants under the 2005 Plan.

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

The acquisition resulted in recording $685,000 of goodwill, which is the excess cost over the fair value of its assets at the time of acquisition.  Other intangibles amounting to $658,000 were also identified in the transaction, with amortization periods of 5-10 years using straight-line methods.  A portion of the goodwill and all the intangibles will be deducted for tax purposes.

Sun National Bank Branch Purchase

On October 24, 2008, we completed the acquisition of six branches from Sun National Bank and their respective deposits.  The operating results of these branches have been included in the consolidated financial statements since the date of acquisition.  We expect this acquisition to further solidify our market share in Delaware, expand our customer base to enhance deposit fee income and provide an opportunity to market additional products and services to new customers.

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

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/08	09/30/08	06/30/08	03/31/08	12/31/07	09/30/07	06/30/07	03/31/07
(In Thousands, Except Per Share Data)
Interest income	$39,785	$41,337	$40,795	$44,560	$48,143	$47,579	$46,667	$47,088
Interest expense	17,209	18,030	18,428	23,591	27,433	27,480	26,527	26,028
Net interest income	22,576	23,307	22,367	20,969	20,710	20,099	20,140	21,060
Provision for loan losses (1)	14,699	3,502	2,433	2,390	2,376	1,001	1,273	371
Net interest income after provision for loan losses	7,877	19,805	19,934	18,579	18,334	19,098	18,867	20,689
Noninterest income	10,128	11,684	11,671	12,506	13,008	12,809	11,616	10,733
Noninterest expenses	23,969	23,022	21,170	20,937	22,313	21,333	19,027	19,358
Income before minority interest and taxes	(5,964)	8,467	10,435	10,148	9,029	10,574	11,456	12,064
Less minority interest	—	—	—	—	—	—	—	—
Income before taxes	(5,964)	8,467	10,435	10,148	9,029	10,574	11,456	12,064
Income tax provision	(2,644)	2,957	3,735	2,902	1,533	3,431	4,227	4,283
Net Income	$(3,320)	$5,510	$6,700	$7,246	$7,496	$7,143	$7,229	$7,781

Earnings per share:
Basic	(0.54)	0.90	1.09	1.17	1.21	1.14	1.15	1.19
Diluted	(0.54)	0.88	1.07	1.15	1.18	1.11	1.11	1.15

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

10.4	WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated February 28, 2008. *

10.5

WSFS Financial Corporation’s 2005 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2005 Annual Meeting of Stockholders. *

10.6	Amendment to WSFS Financial Corporation 2005 Incentive Plan for IRC 409A and FAS 123R dated December 31, 2008. *

10.7	Amendment to the WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated December 31, 2008. *

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

21	Subsidiaries of Registrant. *

23	Consent of KPMG LLP

31	Certification pursuant to Rule 13a-14 of the Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed as an exhibit to the Annual Report on Form 10-K filed on March 16, 2009.

Exhibits 10.1 through 10.10 represent management contracts or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 23, 2009	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Duly Authorized Officer)