Form 10-Q
period 2009-03-31
WSFS FINANCIAL CORP
filed 2009-05-11
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(302) 792-6000
Registrant’s telephone number, including area code:

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ____ Yes            _____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2009:

Common Stock, par value $.01 per share	6,190,987
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statement of Operations for the Three Months
	Ended March 31, 2009 and 2008	3

	Consolidated Statement of Condition as of March 31, 2009
	and December 31, 2008	4

	Consolidated Statement of Cash Flows for the Three Months Ended
	March 31, 2009 and 2008	5

	Notes to the Consolidated Financial Statements for the Three
	Months Ended March 31, 2009 and 2008	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Exhibit 31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	33

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31,
	2009	2008
	(Unaudited)
	(In Thousands, Except Per Share Data
Interest income:
Interest and fees on loans	$31,374	$37,682
Interest on mortgage-backed securities	7,336	5,988
Interest and dividends on investment securities	97	338
Other interest income	—	552
	38,807	44,560
Interest expense:
Interest on deposits	8,329	12,129
Interest on Federal Home Loan Bank advances	5,341	8,968
Interest on trust preferred borrowings	595	1,018
Interest on other borrowings	651	1,476
	14,916	23,591
Net interest income	23,891	20,969
Provision for loan losses	7,653	2,390
Net interest income after provision for loan losses	16,238	18,579

Noninterest income:
Deposit service charges	3,817	3,798
Credit/debit card and ATM income	3,702	4,531
Loan fee income	1,250	643
Investment advisory income	531	655
Security gains	423	1,067
Bank owned life insurance income	210	574
Mortgage banking activities, net	202	105
Other income	966	1,133
	11,101	12,506
Noninterest expenses:
Salaries, benefits and other compensation	12,331	11,487
Occupancy expense	2,436	2,107
Equipment expense	1,579	1,463
Data processing and operations expenses	1,121	1,038
Professional Fees	962	849
Marketing Expense	727	907
Other operating expense	5,218	3,086
	24,374	20,937
Income before taxes	2,965	10,148
Income tax provision	25	2,902
Net income	2,940	7,246
Dividends on preferred stock and accretion of discount	513	—
Net income available to common stockholders	$2,427	$7,246

Earnings per share:
Basic	$0.39	$1.17
Diluted	$0.39	$1.15

The accompanying notes are an integral part of these Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$56,830	$58,377
Cash in non-owned ATMs	144,737	189,965
Interest-bearing deposits in other banks	281	216
Total cash and cash equivalents	201,848	248,558
Investment securities held-to-maturity	1,174	1,181
Investment securities available-for-sale including reverse mortgages	46,044	48,507
Mortgage-backed securities available-for-sale	585,897	487,389
Mortgage-backed securities trading	10,691	10,816
Loans held-for-sale	5,281	2,275
Loans, net of allowance for loan losses of $35,631 at March 31, 2009 and $31,189 at December 31, 2008	2,498,689	2,441,560
Bank-owned life insurance	59,547	59,337
Stock in Federal Home Loan Bank of Pittsburgh, at cost	39,305	39,305
Assets acquired through foreclosure	8,023	4,471
Premises and equipment	35,293	34,966
Accrued interest receivable and other assets	51,515	54,195

Total assets	$3,543,307	$3,432,560

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$386,103	$311,322
Interest-bearing demand	232,102	214,749
Money market	347,246	326,792
Savings	223,683	208,368
Time	454,188	450,056
Jumbo certificates of deposit – customer	202,913	195,846
Total customer deposits	1,846,235	1,707,133
Other jumbo certificates of deposit	77,623	103,825
Brokered deposits	334,262	311,394
Total deposits	2,258,120	2,122,352
Federal funds purchased and securities sold under agreements to repurchase	100,000	75,000
Federal Home Loan Bank advances	696,291	815,957
Trust preferred borrowings	67,011	67,011
Other borrowed funds	115,753	108,777
Accrued interest payable and other liabilities	30,661	26,828
Total liabilities	3,267,836	3,215,925

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at March 31, 2009 and -0- at December 31, 2008	1	—
Common stock $.01 par value, 20,000,000 shares authorized; issued 15,771,556 at March 31, 2009 and 15,739,768 at December 31, 2008	157	157
Capital in excess of par value	140,262	87,033
Accumulated other comprehensive loss	(8,879)	(12,613)
Retained earnings	392,210	390,338
Treasury stock at cost, 9,580,569 shares at March 31, 2009 and 9,580,569 shares at December 31, 2008	(248,280)	(248,280)
Total stockholders’ equity	275,471	216,635
Total liabilities and stockholders’ equity	$3,543,307	$3,432,560

The accompanying notes are an integral part of these Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2009	2008
	(unaudited)
	(In Thousands)
Operating activities:
Net Income	$2,940	$7,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,653	2,390
Depreciation, accretion and amortization	1,592	1,526
(Increase) Decrease in accrued interest receivable and other assets	(275)	1,798
Origination of loans held-for-sale	(19,413)	(6,707)
Proceeds from sales of loans held-for-sale	16,648	7,663
Gain on mortgage banking activity	(202)	(105)
Loss on mark to market adjustment on trading securities	124	303
Securities gain from the sale of Visa, Inc. common stock	—	(1,370)
Gain on sale of investments	(547)	—
Stock-based compensation expense, net of tax benefit recognized	286	196
Excess tax benefits from share-based payment arrangements	—	(29)
Increase in accrued interest payable and other liabilities	4,004	612
Loss on sale of assets acquired through foreclosure and valuation adjustments	723	23
Increase in value of bank-owned life insurance	(210)	(574)
Increase (decrease) in capitalized interest, net	301	(90)
Net cash provided by operating activities	13,624	12,882

Investing activities:
Maturities of investment securities	16,025	6,070
Purchase of investments available-for-sale	(14,027)	(10,042)
Sales of mortgage-backed securities available-for sale	20,830	—
Repayments of mortgage-backed securities available-for-sale	30,895	18,286
Purchases of mortgage-backed securities available-for-sale	(143,343)	—
Repayments of reverse mortgages	50	519
Disbursements for reverse mortgages	(52)	(58)
Purchase of loans	—	(1,300)
Net increase in loans	(69,991)	(12,716)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	—	1,924
Sales of assets acquired through foreclosure, net	1,007	265
Proceeds from sale of Visa, Inc. shares	—	1,370
Premises and equipment, net	(1,640)	(1,689)
Net cash (used for) provided by investing activities	(160,246)	2,629

Financing activities:
Net increase in demand and saving deposits	104,879	22,019
Net increase (decrease) in time deposits	7,678	(38,184)
Net increase in federal funds purchased and securities sold under agreements to repurchase	25,000	—
Receipts from FHLB advances	11,371,780	26,667,187
Repayments of FHLB advances	(11,491,446)	(26,681,568)
Proceeds from issuance of unsecured bank debt	30,000	—
Dividends paid	(901)	(617)
Proceeds from issuance of preferred stock and warrants	52,625	—
Issuance of common stock and exercise of common stock options	297	626
Excess tax benefits from share-based payment arrangements	—	29
Purchase of treasury stock, net of reissuance	—	(2,010)
Net cash provided by (used in) financing activities	99,912	(32,518)

Decrease in cash and cash equivalents	(46,710)	(17,007)
Cash and cash equivalents at beginning of period	248,558	267,537
Cash and cash equivalents at end of period	$201,848	$250,530

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$11,873	$22,601
Cash (refund of) paid for income taxes, net	(851)	1,063
Loans transferred to assets acquired through foreclosure	5,076	618
Net change in other comprehensive income	3,734	(515)
Net transfer of loans to loans held-for-sale to loans	—	14,844

The accompanying notes are an integral part of these Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

1. BASIS OF PRESENTATION

Our consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Montchanin Capital Management, Inc. (“Montchanin”) and its wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities products to Bank customers through WSFS’ retail banking system. WSFS Bank also owns a majority interest in 1st Reverse Financial Services, LLC (1st Reverse ), specializing in reverse mortgage lending. Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums. We serve customers from our main office, 35 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania and Virginia and through our website at www.wsfsbank.com.

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Per Rule 10-01 of Regulation S-X, we are not required to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with SFAS 123R. We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Company and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At March 31, 2009, there were 84,806 shares available for future grants under the 2005 Plan.

The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonincentive stock options (collectively, “Stock Options”). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of the Corporation’s common stock on the date of the grant. All Stock Options granted during 2009 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Stock Incentive Plans.

A summary of the status of our Stock Incentive Plans and changes during the quarter then ended is presented below:

	March 2009		March 2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	675,887	$44.98	722,582	$43.14
Granted	82,421	23.28	3,150	48.95
Exercised	0	0.00	(11,290)	32.36
Forfeited or canceled	(2,920)	59.26	(2,056)	58.75
Outstanding at end of period	755,388	42.56	712,386	43.29

Exercisable at end of period	475,617	39.93	434,940	33.85

Weighted-average fair value of stock options granted	$ 5.38		$ 9.58

Beginning January 1, 2009, 473,445 stock options were exercisable with an intrinsic value of $6.1million. In addition, at January 1, 2009, there were 202,442 nonvested options with a grant date fair value of $12.10. During the first quarter of 2009, 3,624 options vested with no intrinsic value, and a grant date fair value of $13.88 per option. Also during the quarter, there were no options exercised. In addition, 1,452 vested options and 1,468 nonvested options were forfeited with no intrinsic value and a grant date fair value of $13.15 and $12.06, respectively. There were 475,617 exercisable options remaining at March 31, 2009, with an intrinsic value of $1.1 million and a remaining contractual term of 3.2 years. At March 31, 2009 there were 755,388 stock options outstanding with an intrinsic value of $1.1 million and a remaining contractual term of 3.5 years. During the first quarter of 2008, 11,290 options were exercised with an intrinsic value of $182,000 and 3,633 options vested with a fair value of $13.25 per option.

The total amount of compensation cost related to nonvested stock options as of March 31, 2009 was $1.7 million. The weighted-average period over which they are expected to be recognized is 2.6 years. We issue new shares upon the exercise of options.

The Black-Scholes and other option-pricing models assume that options are freely tradable and immediately vested. Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by us, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

During the first quarter of 2009, we granted 82,421 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 1.7% for 2009; an expected option life of three and three-quarters years (based on the simplified method of estimating expected option life); and an expected stock price volatility of 34.4% in 2009. For the purposes of this option-pricing model, a dividend yield of 2.1% was assumed.

During the first quarter of 2009 and 2008 we issued 96 and 44 shares, respectively, of restricted stock units. These awards vest over five years: 0% during the first two years, 25% at the end of each of the third and fourth years and 50% at the end of the fifth year. We also issued an additional 8,272 shares of restricted stock units during the first quarter of 2009. These awards vest over four years, 25% on each anniversary date.

Additionally, we issued 25,248 shares of restricted stock during the first quarter of 2009. These awards vest over four years, 25% on the first three anniversaries and the final 25% on the later of the fourth anniversary of the grant date or the first date on which the Company has no remaining outstanding obligation under the Emergency Economic Stabilization Act of 2008 (“EESA”) or such other date as may be provided by the U.S. Department of the Treasury regulations under EESA applicable to the Company; provided, however, that if the date specified has not occurred by the tenth anniversary of the grant date, the grantee shall forfeit all of the final 25% of the restricted shares. Finally, we issued 640 shares of restricted stock during the first quarter of 2009 that vest over four years, 25% on each anniversary date.

The amount of restricted stock units and restricted stock issued during the first quarter of 2009 increased compared to the same period of 2008 due to several factors. First, under our agreement with the U.S. Treasury and the guidance set forth under the American Recovery and Reinvestment Act (ARRA), we are prohibited from paying or accruing bonuses, retention awards or incentive compensation during the CPP obligation period, except for the payment of long-term restricted stock that does not fully vest until the CPP obligation period is completed. In addition, in order to remain competitive in the market for recruiting and retaining top senior managers, our long-term compensation plans have migrated towards offering a mix of stock options and restricted stock, rather than 100% stock options as we have done in previous years.

During the first quarter of 2009 we awarded 5,900 shares of Common Stock from this plan to our Board of Directors as part of their semi-annual retainer. These shares are not subject to a vesting period.

During 2008 we created a new performance-based incentive program under the terms of the 2005 Plan. Under this program shares of WSFS stock may be awarded to certain members of management.

The Long-Term Performance-Based Restricted Stock Unit Program (“Long-Term Program”) will award up to an aggregate of 109,200 shares of WSFS stock to seventeen participants, only after the achievement of targeted levels of return on assets (“ROA”). Under the terms of the plan, if an annual ROA performance level of 1.20% is achieved, up to 54,900 shares will be awarded. If an annual ROA performance level of 1.35% is achieved, an additional 21,200 shares, or up to 76,100 shares will be awarded. If an annual ROA performance level of 1.50% or greater is achieved, an additional 33,100 shares, or up to 109,200 shares will be awarded. If these targets are achieved in any year up until 2011, the awarded stock will vest in 25% increments over four years.

We did not recognize any compensation expense related to this program in the first quarter of 2009. Compensation expense for the Long-Term Program was based on the closing stock price as of May 28, 2008 and will begin to be recognized once the achievement of target performance is considered probable.

At March 31, 2009 we had 84,806 shares available for issuance under the 2005 Plan. Full share awards, such as restricted stock, have the equivalence of four option grants for the purpose of calculating shares available for issuance. Under the provisions of the Long -Term Program, if a performance level is achieved and there are insufficient shares available for grant, then we would have the option of granting the available shares with the remainder being paid in cash.

The impact of stock-based compensation (stock options, restricted stock units and restricted stock) for the three months ended March 31, 2009 was $445,000 pre-tax ($359,000 after tax) or $0.06 per share, to salaries, benefits and other compensation. This compares to $298,000 pre-tax ($242,000 after tax) or $0.04 per share for the three months ended March 31, 2008. The increase in 2009 over 2008 includes $89,000 of expense related to restricted stock and restricted stock units. In prior years, stock options have been granted to Associates during the fourth quarter. The stock options that would have been awarded in the fourth quarter of 2008 were delayed until the first quarter of 2009. This delay and the effect of immediately expensing stock-based compensation to retirement eligible Associates accounted for the increase in compensation expense related to stock options.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2009	2008
	(In Thousands, Except Per Share Data
Numerator:
Net income available to common stockholders	$2,427	$7,246

Denominator:
Denominator for basic earnings per share - weighted average outstanding shares	6,173	6,170
Effect of dilutive employee stock options	68	140
Denominator for diluted earnings per share – adjusted weighted average outstanding shares and assumed exercise	6,241	6,310

Basic earnings per share	$0.39	$1.17

Diluted earnings per share	$0.39	$1.15
Outstanding common stock equivalents having no dilutive effect	772	385

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Available-for-sale securities:

March 31, 2009:
Reverse mortgages	$(359)	$—	$—	$(359)
U.S. Government and agencies	41,769	657	(43)	42,383
State and political subdivisions	4,005	19	(4)	4,020

	$45,415	$676	$(47)	$46,044

December 31, 2008
Reverse mortgages	$(61)	$—	$—	$(61)
U.S. Government and agencies	43,778	857	(1)	44,634
State and political subdivisions	4,020	—	(86)	3,934
	$47,737	$857	$(87)	$48,507

Held-to-maturity:

March 31, 2009:
State and political subdivisions	$1,174	$—	$(69)	$1,105
	$1,174	$—	$(69)	$1,105

December 31, 2008:
State and political subdivisions	$1,181	$—	$(110)	$1,071
	$1,181	$—	$(110)	$1,071

Securities with par values aggregating $41.5 million at March 31, 2009 were specifically pledged as collateral for WSFS’ Treasury Tax and Loan account with the Federal Reserve Bank, securities sold under agreement to repurchase and certain letters of credit and municipal deposits which require collateral. Accrued interest receivable relating to investment securities was $407,000 and $409,000 at March 31, 2009 and December 31, 2008, respectively.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at March 31, 2009 were as follows:

	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within one year (1)	$—	$—	$3,911	$3,995
After one year but within five years	630	630	40,468	41,015
After five years but within ten years	—	—	1,035	1,034
After ten years	544	475	—	—
	$1,174	$1,105	$45,414	$46,044

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

There were no sales of investment securities classified as available-for-sale or held-to-maturity for the quarters ended March 31, 2009 or March 31, 2008.  The cost basis for all investment security sales was based on the specific identification method. Investment securities totaling $16.0 million were called by the issuers during the first quarter of 2009.

At March 31, 2009, we owned investment securities totaling $7.2 million where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $116,000 at March 31, 2009. This temporary impairment is the result of changes in market interest rates since the purchase of the securities. Securities amounting to $296,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. The following table includes unrealized losses aggregated by category:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$86	$—	$296	$69	$382	$69

Available-for-sale
State and political subdivisions	836	4	—	—	836	4
U.S Government and agencies	5,993	43	—	—	5,993	43

Total temporarily impaired investments	$6,915	$47	$296	$69	$7,211	$116

4. MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

March 31, 2009:
Collateralized mortgage obligations	$436,006	$3,112	$20,882	$418,236
FNMA	94,587	1,485	55	96,017
FHLMC	39,497	921	—	40,418
GNMA	30,024	1,206	4	31,226
	$600,114	$6,724	$20,941	$585,897

Weighted average yield	5.16%

December 31, 2008:
Collateralized mortgage obligations	$419,177	$2,595	$25,728	$396,044
FNMA	35,578	932	—	36,510
FHLMC	30,477	830	—	31,307
GNMA	22,536	992	—	23,528
	$507,768	$5,349	$25,728	$487,389

Weighted average yield	5.30%

Trading securities:

March 31, 2009:
Collateralized mortgage obligations	$10,691	$—	$—	$10,691
	$10,691	$—	$—	$10,691

Weighted average yield	3.52%

December 31, 2008:
Collateralized mortgage obligations	$10,816	$—	$—	$10,816
	$10,816	$—	$—	$10,816

Weighted average yield	3.47%

The portfolio of available-for-sale mortgage-backed securities consists primarily of AAA-rated, currently cash flowing securities, backed by conventional 10 to 30-year mortgages. The weighted average duration of the mortgage-backed securities was 2.8 years at March 31, 2009.

At March 31, 2009, mortgage-backed securities with par values aggregating $295.4 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. Accrued interest receivable relating to mortgage-backed securities was $2.4 million and $2.1 million at March 31, 2009 and December 31, 2008, respectively. From time to time, mortgage-backed securities are pledged as collateral for Federal Home Loan Bank (FHLB) borrowings. The fair value of these pledged mortgage-backed securities at March 31, 2009 and December 31, 2008 was $15.6 million and $16.0 million, respectively.

During the first three months of 2009, proceeds from the sale of mortgage-backed securities available-for-sale were $20.8 million, resulting in a gain of $547,000. The cost basis of all mortgage-backed sales is based on the specific identification method. There were no sales of mortgage-backed securities available-for-sale during the first quarter of 2008.

We own $12.4 million par value of SASCO RM-1 2002 securities which are classified as trading. $10.0 million was originally received as partial consideration for the sale of a previously owned reverse mortgage portfolio, an additional $1.0 million was purchased at par at the time of the securitization of these assets by a third party, and $1.4 million of accrued interest was paid in kind. The current fair value of this security is $10.7 million which includes a negative $124,000 mark-to-market adjustment for the first three months of 2009. These floating rate notes represent the BBB+ rated traunche of a reverse mortgage securitization underwritten by Lehman Brothers and carry a coupon rate of one-month London InterBank Offered Rate (LIBOR) plus 300 basis points. We expect to recover all principal and interest, because of seasoning and the fact that these securities are well over-collateralized. For a further discussion of reverse mortgages, see the Reverse Mortgages discussion in Management’s Discussion and Analysis and Note 4 to the Consolidated Financial Statements.

Based on SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), when these securities were acquired they were classified as trading. It was our intention to sell them in the near term. An active market for these securities has not developed since the issuance. Since there is no active market for these securities, we have used the guidance under SFAS 157 to provide a reasonable estimate of fair value in 2009. We estimated the value of these securities as of March 31, 2009 based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach.

At March 31, 2009, we owned mortgage-backed securities totaling $296.0 million where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $20.9 million at March 31, 2009. This temporary impairment is the result of changes in market interest rates since the purchase of the securities and a lack of liquidity in the mortgage-backed securities market, depressing prices. Most of these securities have been impaired for twelve months ore longer. We have determined that these securities are not “other than temporarily” impaired as these mortgage-backed securities carry high credit ratings. In addition, we have the intent and ability to hold these securities until they recover. The following table lists the unrealized losses aggregated by category:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$41,312	$3,426	$235,716	$17,456	$277,028	$20,882
FNMA	17,683	55	—	—	17,683	55
FHLMC	—	—	—	—	—	—
GNMA	1,249	4	—	—	1,249	4

Total temporarily impaired MBS	$60,244	$3,485	$235,716	$17,456	$295,960	$20,941

5.	COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income.

	For the three months ended March 31,
	(In Thousands)
	2009	2008

Net income	$2,940	$7,246

Other Comprehensive Income:

Unrealized holding gains (losses) on securities
Available-for-sale arising during the period	6,569	(831)
Tax (expense) benefit	(2,496)	316
Net of tax amount	4,073	(515)
Reclassification adjustment for gains included in net income	(547)	—
Tax expense	208	—
Net of tax amount	(339)	—

Total comprehensive income	$6,674	$6,731

6.	TAXES ON INCOME

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

The total amount of unrecognized tax benefits as of March 31, 2009 and December 31, 2008 were $1.8 million and $2.6 million, respectively, of which $1.3 million would affect our effective tax rate if recognized. As of March 31, 2009 and December 31, 2008, the total amount of accrued interest included in such unrecognized tax benefits were $282,000 and $572,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense. The decrease in the unrecognized tax benefits during the quarter was primarily due to the expiration of a statute of limitations. Other than this decrease, we do not expect the total amount of unrecognized tax benefits will significantly change during 2009.

            While our Federal and State tax years 2005 through 2008 remain subject to examination as of March 31, 2009, the Internal Revenue Service (“IRS”) completed its examination of our 2004 through 2006 Federal tax returns during the quarter ended March 31, 2008. During 2008 we successfully completed the IRS appeal process and during the quarter ended March 31, 2009 we recovered $863,000 of taxes plus $275,000 of interest that were previously assessed during the audit phase. The financial statement impact of the recovery was recorded during 2008, however we received $130,000 more interest than originally expected. This amount, net of federal tax expense, was recorded as a reduction of income tax expense during the quarter ended March 31, 2009.

During the fourth quarter of 2007, we donated a N.C. Wyeth mural which was previously displayed in our former headquarters. The estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements in 2007. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the IRS. The IRS is still in the process of evaluating this tax deduction and we anticipate this evaluation to be completed during 2009.

7.	SEGMENT INFORMATION

Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), we discuss our business in three segments. There is one segment for WSFS Bank and one for Cash Connect, the ATM division of WSFS. The third segment, “All Others”, represents the combined contributions of Montchanin, WSFS Investment Group, Inc., our Wealth Management Services Division, and 1st Reverse. Montchanin, WSFS Investment Group, Inc., Wealth Management Services Division, and 1st Reverse each offer different products, to a separate customer base, through distinct distribution methods. Therefore, we have combined Montchanin, WSFS Investment Group, Inc., Wealth Management Services Division, and 1st Reverse to form the operating segment “All Others”.

The WSFS Bank segment provides financial products to commercial and retail customers through its main office, 35 retail banking and loan production offices and operations center. Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Company. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment of the Company in accordance with SFAS 131.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

Montchanin provides asset management products and services to customers in the Company’s primary market area. Montchanin has one consolidated wholly-owned subsidiary, Cypress. Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. WSFS Investment Group, Inc. markets various third-party insurance products and securities directly to the public and through the Bank’s retail banking system. The Wealth Management Services Division provides wealth management and personal trust services to customers in the Company’s primary market area. 1st Reverse specializes in reverse mortgage lending.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three months ended March 31, 2009 and 2008 follows:

	For the Three Months Ended March 31,
	2009				2008
	(In Thousands)
	WSFS	CashConnect	All Others(1)	Total	WSFS	CashConnect	All Others(2)	Total

External customer revenues:
Interest income	$38,807	$—	$—	$38,807	$44,560	$—	$—	$44,560
Noninterest income	6,897	2,777	1,427	11,101	7,637	3,786	1,083	12,506
Total external customer revenues	45,704	2,777	1,427	49,908	52,197	3,786	1,083	57,066

Inter-segment revenues:
Interest income	165	—	—	165	1,442	—	—	1,442
Noninterest income	725	71	—	796	786	166	—	952
Total inter-segment revenues	890	71	—	961	2,228	166	—	2,394

Total revenue	46,594	2,848	1,427	50,869	54,425	3,952	1,083	59,460

External expenses:
Interest expense	14,916	—	—	14,916	23,591	—	—	23,591
Noninterest expenses	21,131	1,074	2,169	24,374	18,292	1,366	1,279	20,937
Provision for loan loss	7,653	—	—	7,653	2,390	—	—	2,390
Total external expenses	43,700	1,074	2,169	46,943	44,273	1,366	1,279	46,918

Inter-segment expenses
Interest expense	—	156	9	165	—	1,442	—	1,442
Noninterest expenses	71	187	538	796	166	209	577	952
Total inter-segment expenses	71	343	547	961	166	1,651	577	2,394

Total expenses	43,771	1,417	2,716	47,904	44,439	3,017	1,856	49,312

Income (loss) before taxes	$2,823	$1,431	$(1,289)	$2,965	$9,986	$935	$(773)	$10,148

Income tax provision				25				2,902
Consolidated net income				$2,940				$7,246

Cash and cash equivalents	$53,780	$144,737	$3,331	$201,848	$73,568	$175,313	$1,649	$250,530
Other segment assets	3,324,084	14,620	2,755	3,341,459	2,909,432	13,318	2,054	2,924,804

Total segment assets	$3,377,864	$159,357	$6,086	$3,543,307	$2,983,000	$188,631	$3,703	$3,175,334

Capital expenditures	$1,877	$—	$11	$1,888	$1,655	$33	$1	$1,689
(1)	Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc., Wealth Management Services Division AND 1st Reserve.
(2)	Includes Montchanin Capital Management, Inc., WSFS Investment Group Inc. and the Wealth Management Services Division.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows that are discounted to reflect current market rates and varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of quarter-end or that will be realized in the future.

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

Investments and Mortgage-Backed Securities: Fair value of investment and mortgage-backed securities is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading, see Footnote 9 to the Consolidated Financial Statements.

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

Bank-Owned Life Insurance: The estimated fair value approximates the book value for this investment.

Stock in the Federal Home Loan Bank of Pittsburgh: The fair value of FHLB stock is assumed to be equal to its cost basis, since the stock is non-marketable but redeemable at its par value.

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

The book value and estimated fair value of our financial instruments are as follows:

	March 31, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$201,848	$201,848	$248,558	$248,558
Investment securities	47,218	47,149	49,688	49,578
Mortgage-backed securities	596,588	596,588	498,205	498,205
Loans, net	2,503,970	2,491,894	2,443,835	2,435,135
Bank-owned life insurance	59,547	59,547	59,337	59,337
Stock in Federal Home Loan Bank of Pittsburgh	39,305	39,290	39,305	39,290
Accrued interest receivable	11,726	11,726	11,609	11,609

Financial liabilities:
Deposits	2,258,120	2,245,152	2,122,352	2,101,881
Borrowed funds	979,055	1,001,073	1,066,745	1,035,401
Accrued interest payable	9,836	9,836	6,794	6,794

The estimated fair value of our off-balance sheet financial instruments is as follows:

	Mar. 31, 2009	Dec. 31, 2008
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$5,368	$5,926
Standby letters of credit	620	597

9.	FAIR VALUE OF FINANCIAL ASSETS

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. In addition we adopted Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, on January 1, 2009. This adoption did not have a material impact on our financial statements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of March 31, 2009 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available for sale securities	$-	$631,941	$-	$631,941
Trading Securities	-	-	10,691	$10,691
Total assets measured at fair value on a recurring basis	$-	$631,941	$ $ 10,691	$642,632
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired Loans	$-	$33,571	$-	$33,571
Total assets measured at fair value on a nonrecurring basis	$-	$33,571	$-	$33,571

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

Available for sale securities. Securities classified as available for sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $42.0 million in Federal Agency debentures, $270.5 million in Federal Agency mortgage-backed securities, $315.4 million of Private Label mortgage-backed securities, and $4.0 million in municipal bonds. Agency and mortgage-backed securities were predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under SFAS 157 as, with almost all fixed income securities, none are exchange traded, and are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under FAS 157. As prescribed by FAS 157 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect management’s assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated traunches of this asset class. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis. The range of values for these securities had a low value of $9.6 million and a high value of $11.6 million at March 31, 2009. It was management’s conclusion that a value of $10.7 million was the best estimate of the value of these securities at March 31, 2009. All of these assumptions require a significant degree of management judgment.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Trading
Securities
(In Thousands)

Balance at January 1, 2009	$10,816
Total net losses for the period included in net income	(125)
Purchases, sales, issuances, and settlements, net	—
Balance at March 31, 2009	$10,691

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $35.0 million at March 31, 2009. The valuation allowance on impaired loans was $1.4 million as of March 31, 2009.

10.	INDEMNIFICATIONS AND GUARANTEES

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

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by us. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During 2008 through the first quarter of 2009, we had no repurchases under these indemnifications.

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

At March 31, 2009 there were forty-one variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, compared to thirty-nine at December 31, 2008. The initial notional amount aggregated approximately $183.2 million at March 31, 2009 compared with $176.6 million at December 31, 2008. At March 31, 2009 maturities ranged from approximately one month to fourteen years. The aggregate market value of these swaps to the customers was a liability of $19.8 million at March 31, 2009 and $20.9 million at December 31, 2008. At March 31, 2009 all of the swap transactions were in a paying position to third-party financial institutions.

ATM Cash Management. In 2007, we entered into an agreement with a financial institution, whereby it provides cash for distribution/cash management by CashConnect, our ATM division. Under this agreement we accept the operational risk associated with this cash and are legally bound to reimburse the financial institution for any related operational losses. We have taken steps to mitigate the risk of loss to us by purchasing a multi-layer insurance policy and instituting strong operational controls. Additionally, CashConnect has the ability to recover losses from its vault cash customers based on the strength of our ATM cash bailment agreements, which hold the ATM vault cash customers responsible for any loss of cash, which is not a result of our gross negligence.

11.	ASSOCIATE (EMPLOYEE) BENEFIT PLANS

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

            The following disclosures of the net periodic benefit cost components of post-retirement benefits were measured at January 1, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(In Thousands)

Service cost	$40	$36
Interest cost	35	34
Amortization of transition obligation	15	15
Net loss recognition	4	4
Net periodic benefit cost	$94	$89

12.	PREFERRED STOCK AND COMMON STOCK WARRANTS

The Company entered into a purchase agreement with the U.S. Treasury on January 23, 2009, pursuant to which the Company issued and sold 52,625 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of the Company’s common stock at an exercise price of $45.08 per share. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.

The Company allocated total proceeds of $52.6 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000, respectively, on January 23, 2008. The preferred stock discount will be accreted, on an effective yield method, to preferred stock over 5 years.

13.	SUBSEQUENT EVENT

In April 2009, the Company was made aware of suspicious wire transfer activity affecting the accounts of two of our customers. An investigation of the activity and the recovery of losses are in their early stages. While we believe only two customers have been affected, no other conclusions have been reached concerning the responsibility by any party for any potential losses, nor has there been a determination of whether or not existing insurance policies of any party will cover all or part of any such losses. Should there be no additional recoveries, including from insurance, and the Company were to absorb all the known losses associated with this activity (excluding the costs of investigation), it would incur an expense of approximately $1.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”). Founded in 1832, we are one of the ten oldest banks in the United States continuously-operating under the same name. As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader investment powers than most other financial institutions. We have served the residents of the Delaware Valley for over 175 years. We are the largest thrift institution headquartered in Delaware and the third largest financial institution in the state on the basis of total deposits traditionally garnered in-market. Our primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits. Our strategic focus is to exceed customer expectations, deliver stellar service and build customer advocacy through highly trained, relationship oriented, friendly, knowledgeable, and empowered Associates.

We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services through WSFS Wealth Strategies, which was formed in 2005. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum. We serve our customers primarily from our main office, 35 retail banking offices, loan production offices and operations centers located in Delaware, southeastern Pennsylvania and Virginia and through our website at www.wsfsbank.com.

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital management, Inc. (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities through the Bank’s retail banking system. WSFS Bank also owns a majority interest in 1st Reverse Financial Services, LLC (“1st Reverse”), specializing in reverse mortgage lending.

Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC (“Cypress”). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. Cypress had approximately $386 million in assets under management at March 31, 2009.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, contingencies (including indemnifications), and deferred taxes. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Deferred Taxes

We account for income taxes in accordance with Statement of Financial Account Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We continually assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. See Note 8, Fair Value of Financial Instruments.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $110.7 million or 3% during the three months ended March 31, 2009. Total loans increased $60.1 million, or 2%, attributable to a $69.7 million, or 4%, increase in commercial and commercial real estate loans offset by a decrease in residential loans of $8.0 million, or 2%. Mortgage-backed securities increased $98.3 million, or 20%. These increases were partially offset by decreases of $46.7 million, or 19%, in cash and cash equivalents. This included decreases of $45.2 million, or 24%, in cash in non-owned ATMs. The decrease is attributable to the higher cash balances required for ATMs during the fourth quarter of 2008 due to seasonal demand.

Total liabilities increased $51.9 million, or 2%, between December 31, 2008 and March 31, 2009, to $3.3 billion. This increase was mainly due to an increase in deposits of $135.8 million, or 6%. This included increases of $139.1 million, or 8%, in customer deposits and $22.9 million, or 7%, in brokered certificates of deposit. These increases were partially offset by a decrease in other jumbo certificates of deposit of $26.2 million, or 25%. There were also increases in Federal funds purchased and securities sold under agreements to repurchase of $25.0 million, or 33%, and other borrowed funds of $7.0 million, or 6%. These increases were more than offset by a decrease in Federal Home Loan Bank (“FHLB”) advances of $119.7 million, or 15%.

Capital Resources

Stockholders’ equity increased $58.8 million between December 31, 2008 and March 31, 2009. This increase was mainly due to the sale of senior preferred stock to the U. S. Department of the Treasury under its Capital Purchase Program (“CPP”) totaling $52.6 million. In addition, accumulated other comprehensive income (loss) improved $3.7 million during the first three months of 2009 mainly due to an increase of the fair value of securities available for sale. Also contributing to the increase was net income of $2.9 million as well as an increase of $583,000 from the issuance of common stock and employee stock option activity. Partially offsetting these increases was the declaration of cash dividends totaling $740,000 during the three months ended March 31, 2009.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of March 31, 2009 (dollars in thousands):

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$323,462	11.34%	$228,137	8.00%	$285,171	10.0%
Core Capital (to Adjusted Total Assets)	290,483	8.21	141,544	4.00	176,930	5.00
Tangible Capital (to Tangible Assets)	290,483	8.21	53,079	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	290,483	10.19	114,068	4.00	171,103	6.00

            Under Office of Thrift Supervision (“OTS”) capital regulations, savings institutions such as our bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. At March 31, 2009 the Bank was in compliance with regulatory capital requirements and is considered a “well-capitalized” institution.

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

During the three months ended March 31, 2009, cash and cash equivalents decreased $46.7 million to $201.8 million. Net loan growth resulted in the use of $69.9 million in cash, and was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending. Also, during the three months ended March 31, 2009, net borrowings from the FHLB decreased $119.7 million, resulting in a decrease in cash. Further, our mortgage-backed securities portfolio growth decreased cash by $143.3 million. Partially offsetting these decreases was $142.6 million in cash provided through the net increase in demand, savings and time deposits. In addition, we sold 52,625 shares of senior preferred stock, resulting in an increase in cash of $52.6 million. Finally, $13.6 million in cash was provided by operating activities.

NONPERFORMING ASSETS

The following table shows our nonperforming assets and past due loans at the dates indicated. Nonperforming assets include nonaccruing loans, nonperforming real estate investments, assets acquired through foreclosure and restructured mortgage and home equity consumer debt. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

	March 31, 2009	December 31, 2008
	(In Thousands)
Nonaccruing loans:
Commercial	$1,455	$986
Consumer	531	352
Commercial mortgage	5,626	5,748
Residential mortgage	4,010	4,753
Construction	27,761	16,595

Total nonaccruing loans	39,383	28,434
Assets acquired through foreclosure	8,023	4,471
Restructured loans	8,385	2,855

Total nonperforming assets	$55,791	$35,760

Past due loans:(1)
Residential mortgages	1,796	1,313
Commercial and commercial mortgages	43	--
Consumer	346	26

Total past due loans	$2,185	$1,339

Ratios:
Nonaccruing loans to total loans (2)	1.55%	1.15%
Allowance for loan losses to total loans (2)	1.41%	1.26%
Nonperforming assets to total assets	1.57%	1.04%
Loan loss allowance to nonaccruing loans (3)	86.87%	108.30%
Loan and foreclosed asset allowance to total
nonperforming assets (3)	61.32%	86.11%

(1)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.

(2)	Total loans exclude loans held for sale.

(3)	The applicable allowance represents general valuation allowances only.

.

Nonerforming assets increased $20.0 million between December 31, 2008 and March 31, 2009. This increase was mainly due to a $10.9 million net increase in nonaccruing loans and a $5.5 million increase in restructured mortgage and home equity consumer debt comprised of 24 loans with an average size of approximately $230,000. The increase in nonaccruing loans was largely due to four nonaccruing residential construction loans (net of $2 million in writedowns on these loans). In addition there was a $3.6 million increase in assets acquired through foreclosure due to one large residential construction and land development (“CLD”) property.

The analysis of the change in nonperforming assets is presented on the following table:

	For the Three Months Ended March 31 2009	For the Year Ended December 31, 2008
	(In Thousands)
Beginning balance	$35,760	$31,809
Additions	33,673	48,152
Collections	(7,316)	(26,574)
Transfers to accrua	(2,845)	(1,345)
Charge-offs / write-downs, net	(3,481)	(16,282)
Ending balance	$55,791	$35,760

The timely identification of problem loans is a key element in our strategy to manage our loan portfolio. Timely identification enables us to take appropriate action and, accordingly, minimize losses. An asset review system established to monitor the asset quality of our loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system utilizes guidelines established by federal regulation and includes periodic reviews by loan review consultants. However, there can be no assurance that the levels or the categories of problem loans and assets established by the Bank are the same as those which would result from a regulatory examination.

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by management. At March 31, 2009, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $129.2 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 101% at December 31, 2008 to 107% at March 31, 2009. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 3.65% at March 31, 2009 from 0.33% at December 31, 2008. The change in sensitivity since December 31, 2008 is the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a “Management of Interest Rate Risk, Investment Securities and Derivative Activities.” This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at March 31, 2009 and 2008, calculated in compliance with Thrift Bulletin No. 13a:

		At March 31,
		2009		2008
Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Net Portfolio Value (2)	% Change in Net Interest Margin (1)	Net Portfolio Value (2)

+300		1%	8.65%	2%	10.17%
+200		-1%	8.79%	1%	10.23%
+100		-4%	8.90%	1%	10.37%
0		0%	8.93%	0%	10.61%
-100		-1%	9.17%	-1%	10.99%
-200	(3)	NMF	NMF	-3%	11.13%
-300	(3)	NMF	NMF	-4%	11.60%

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The net portfolio value of the Company in a stable interest rate environment and the net portfolio value as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is not deemed meaningful at March 31, 2009 given the low absolute levels of interest rates at that time.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Results of Operations

We recorded net income of $2.9 million ($3.0 million pre-tax) or $.39 per diluted share for the first quarter of 2009. This compares to $7.2 million ($10.0 million pre-tax) or $1.15 per diluted share for the same quarter last year. Earnings per share were reduced by preferred stock dividends and discount accretion of $513,000 resulting from the sale of the senior preferred stock to the U.S. Treasury under CPP. Earnings for the first quarter of 2009 were impacted by an increase in the provision for loan loss to $7.7 million compared to $2.4 million in the first quarter of 2008. This increase was the result of a risk grade migration in the commercial loan portfolio, charge-offs taken during the quarter, continuing declines in value of collateral and loan growth. In addition, noninterest expenses increased $3.4 million due in large part to an increase in FDIC insurance premiums as a result of higher rates and deposits as well as the recording of certain immaterial items in 2009 that pertain to a billing methodology change from a prior period. Net interest income for the first quarter of 2009 was $23.9 million, a $2.9 million increase, compared to $21.0 million for the first quarter of 2008.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31,
	2009			2008
	Average	Interest &	Yield	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)

Assets:
Interest-earning assets:
Loans: (2) (3)
Commercial real estate loans	$810,238	$9,463	4.67%	$747,433	$13,236	7.08%
Residential real estate loans	425,165	6,052	5.69	445,681	6,497	5.83
Commercial loans	973,088	12,081	5.08	795,136	13,247	6.73
Consumer loans	298,306	3,778	5.14	277,402	4,702	6.82
Total loans	2,506,797	31,374	5.05	2,265,652	37,682	6.70
Mortgage-backed securities (4)	577,054	7,336	5.09	495,538	5,988	4.83
Investment securities (4)(5)	48,971	97	0.79	29,707	338	4.55
Other interest-earning assets	39,782	—	0.00	45,296	552	4.90
Total interest-earning assets	3,172,604	38,807	4.93	2,836,193	44,560	6.32
Allowance for loan losses	(32,687)			(25,496)
Cash and due from banks	56,194			70,191
Cash in non-owned ATMs	173,316			175,413
Bank owned life insurance	59,411			57,749
Other noninterest-earning assets	93,651			65,478
Total assets	$3,522,489			$3,179,528

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing demand	$214,234	$204	0.39	$161,832	$326	0.81
Money market	334,810	1,028	1.25	304,226	2,172	2.87
Savings	216,187	158	0.30	194,440	257	0.53
Customer time deposits	648,563	5,486	3.43	504,155	5,639	4.50
Total interest-bearing customer deposits	1,413,794	6,876	1.97	1,164,653	8,394	2.90
Other jumbo certificates of deposit	94,991	504	2.15	97,585	1,009	4.16
Brokered deposits	329,943	949	1.17	256,454	2,726	4.28
Total interest-bearing deposits	1,838,728	8,329	1.84	1,518,692	12,129	3.21

FHLB of Pittsburgh advances	750,158	5,341	2.85	911,647	8,968	3.89
Trust preferred borrowings	67,011	595	3.55	67,011	1,018	6.01
Other borrowed funds	228,386	651	1.14	170,538	1,476	3.46
Total interest-bearing liabilities	2,884,283	14,916	2.07	2,667,888	23,591	3.54

Noninterest-bearing demand deposits	351,864			268,543
Other noninterest-bearing liabilities	26,941			23,063
Stockholders' equity	259,401			220,034
Total liabilities and stockholders' equity	$3,522,489			$3,179,528

Excess of interest-earning assets
over interest-bearing liabilities	$288,321			$168,305

Net interest and dividend income		$23,891			$20,969

Interest rate spread			2.86%			2.78%

Net interest margin			3.05%			3.00%

(1)	Weighted average yields are annualized and have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

Net interest income for the first quarter of 2009 improved by $2.9 million, or 14% compared to the first quarter of 2008. The net interest margin for the first quarter of 2009 was 3.05% compared to 3.00% for the first quarter of 2008. This increase resulted despite a $323,000 unfavorable variance in interest from reverse mortgages. Loans, with a yield of 5.05%, increased $241.1 million, while mortgage-backed securities, with a yield of 5.09% increased $81.5 million. In addition, interest-bearing retail deposits, with a rate of 1.97% increased $249.1 million, while FHLB advances, with a rate of 2.85%, declined $161.5 million.

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

The formula allowances for commercial and commercial real estate loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For lower risk commercial and commercial real estate loans the portfolio is pooled, based on internal risk grade, and estimates are based on a ten-year net charge-off history. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the probability of loss should default occur. Loss adjustment factors are applied based on criteria discussed below. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.

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

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, independent auditors and loan review consultants periodically review our allowance for such losses. The provision for loan losses was $7.7 million in the first quarter of 2009 compared to $2.4 million in the first quarter of 2008 and $14.7 million in the fourth quarter of 2008. This level of provisioning reflects a risk grade migration in the commercial loan portfolio, charge-offs taken during the quarter, continuing declines in value of collateral and loan growth.

The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	Three months ended March 31,
	2009	2006
	(Dollars in Thousands)

Beginning balance	$31,189	$25,252
Provision for loan losses	7,653	2,390

Charge-offs:
Residential real estate	305	70
Commercial real estate (1)	2,060	-
Commercial	446	216
Overdrafts	280	285
Consumer	317	434
Total charge-offs	3,408	1,005

Recoveries:
Residential real estate	24	2
Commercial real estate (1)	22	4
Commercial	17	41
Overdrafts	116	140
Consumer	18	44
Total recoveries	197	231

Net charge-offs	3,211	774
Ending balance	$35,631	$26,868

Net charge-offs to average gross loans outstanding, net of unearned income (2)	0.51%	0.14%

(1)	Includes commercial mortgage and construction loans.
(2)	Ratios for the three months ended March 31, 2009 and March 31, 2008 are annualized.

Noninterest Income

Noninterest income for the quarter ended March 31, 2009 was $11.1 million compared to the $12.5 million for the first quarter of 2008, a decrease of $1.4 million or 11%. Contributing to the year-over-year decrease was a $1.0 million reduction in revenues from our Cash Connect division, partially offset by $556,000 in fees from 1st Reverse Financial Services, LLC (1st Reverse). WSFS acquired 1st Reverse during the second quarter of 2008. Adjusted for these businesses, noninterest income decreased $1.0 million. This was caused by a decrease in securities gains, as gains recorded in the first quarter of 2008 (from the sale of Visa shares) exceeded gains recorded in the first quarter of 2009 by $644,000. In addition, income from Bank Owned Life Insurance (BOLI) decreased $364,000 in the first quarter of 2009, mainly due to lower yields on underlying investments funding this program.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2009 was $24.4 million for an increase of $3.4 million, or 16%, over the $20.9 million reported for the same period in 2008. Included in this increase was $1.1 million in expenses related to 1st Reverse. Excluding the expenses related to 1st Reverse, expenses increased $2.4 million or 11%. During the first quarter of 2009, WSFS recorded $466,000 in write-downs of assets acquired through foreclosure (REO), resulting from updated appraisals and revised estimates of the net realizable values for these properties. Also during the first quarter of 2009, WSFS recorded an additional $1.4 million of expenses related to FDIC insurance mainly due to an increase in rates and deposit balances combined with the recording of certain immaterial items in 2009 that pertain to a billing methodology change from a prior period. In addition, occupancy expense increased $329,000 mostly due to branch acquisitions and de novo expansion.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded a provision for income taxes of $25,000 during the three months ended March 31, 2009 compared to a provision of $2.9 million for the same period in 2008. The effective tax rate for the three-month periods ended March 31, 2009 and 2008 were 1% and 29%, respectively. The decreased effective tax rate in 2009 is primarily due to lower pretax income, but also due to reductions in unrecognized tax benefits related to the expiration of statutes of limitations during both quarters. Tax benefits recorded due to statute expirations were $854,000 and $723,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. In addition, a tax benefit of $85,000 was recorded during the quarter ended March 31, 2009 related to the successful appeal of the IRS examination of our 2004 through 2006 federal tax returns.

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

We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly

RISKS AND UNCERTAINTIES

In April 2009, the Company was made aware of suspicious wire transfer activity affecting the accounts of two of our customers. An investigation of the activity and the recovery of losses are in their early stages. While we believe only two customers have been affected, no other conclusions have been reached concerning the responsibility by any party for any potential losses, nor has there been a determination of whether or not existing insurance policies of any party will cover all or part of any such losses. Should there be no additional recoveries, including from insurance, and the Company were to absorb all the known losses associated with this activity (excluding the costs of investigation), it would incur an expense of approximately $1.3 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued three FASB Staff Position (FSPs) to provide guidance and enhanced disclosures regarding fair value measurements of impairment securities. These FSPs are effective for periods ending after June 15, 2009, with an early adoption election permitted. We have elected early adoption and have determined the adoption did not have a material impact on our Consolidated Financial Statements:

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, changes the disclosure requirements of any financial instrument not currently reflected on the balance sheet. Prior to issuing this FSP, fair values for these financial instruments were only disclosed annually. Effective with adoption of this FSP, the fair value of these instruments are required to be disclosed on an interim and annual basis.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, Fair Value Measurements when there is an inactive market or the market is not orderly.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), our principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Commission’s rules and forms is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)

Changes in internal control over financial reporting. During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not engaged in any legal proceedings of a material nature at March 31, 2009. From time to time, we are party to legal proceedings in the ordinary course of business to enforce our security interest in loans.

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K/A for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased during the quarter ended March 31, 2009.

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

WSFS FINANCIAL CORPORATION

Date:	May 11, 2009	/s/ MARK A TURNER
Mark A. Turner
President and Chief Executive Officer

Date:	May 11, 2009	/s/ STEPHEN A. FOWLE
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer