Form 10-Q
period 2009-06-30
WSFS FINANCIAL CORP
filed 2009-08-10
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(302) 792-6000
Registrant’s telephone number, including area code:

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files), ____ Yes            _____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2009:

Common Stock, par value $.01 per share	6,193,635
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statement of Operations for the Three and Six Months
	Ended June 30, 2009 and 2008	3

	Consolidated Statement of Condition as of June 30, 2009
	and December 31, 2008	4

	Consolidated Statement of Cash Flows for the Six Months Ended
	June 30, 2009 and 2008	5

	Notes to the Consolidated Financial Statements for the Three and Six
	Months Ended June 30, 2009 and 2008	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and QualitativeDisclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II. Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$32,356	$34,464	$63,730	$72,146
Interest on mortgage-backed securities	6,948	5,715	14,284	11,703
Interest and dividends on investment securities	535	202	632	540
Other interest income	—	414	—	966
	39,839	40,795	78,646	85,355
Interest expense:
Interest on deposits	7,523	9,223	15,852	21,352
Interest on Federal Home Loan Bank advances	4,804	7,356	10,145	16,324
Interest on trust preferred borrowings	465	783	1,060	1,801
Interest on other borrowings	667	1,066	1,318	2,542
	13,459	18,428	28,375	42,019
Net interest income	26,380	22,367	50,271	43,336
Provision for loan losses	11,997	2,433	19,650	4,823
Net interest income after provision for loan losses	14,383	19,934	30,621	38,513

Noninterest income:
Deposit service charges	4,276	4,174	8,093	7,972
Credit/debit card and ATM income	4,049	4,314	7,751	8,845
Loan fee income	1,354	1,004	2,604	1,647
Security gains	887	53	1,310	1,120
Investment advisory income	516	591	1,047	1,246
Mortgage banking activities, net	406	93	608	198
Bank owned life insurance income	229	456	439	1,030
Other income	950	986	1,916	2,119
	12,667	11,671	23,768	24,177
Noninterest expenses:
Salaries, benefits and other compensation	12,051	11,297	24,382	22,784
Occupancy expense	2,355	2,063	4,791	4,170
Professional fees	2,311	723	3,273	1,572
Equipment expense	1,725	1,533	3,304	2,996
FDIC special assessment	1,650	—	1,650	—
Data processing and operations expenses	1,157	1,082	2,278	2,120
Marketing expense	831	1,161	1,558	2,068
Other operating expense	8,875	3,311	14,983	6,397
	30,955	21,170	55,329	42,107

(Loss) income before taxes	(3,905)	10,435	(940)	20,583
Income tax (benefit) provision	(1,589)	3,735	(1,564)	6,637
Net (loss) income	(2,316)	6,700	624	13,946
Dividends on preferred stock and accretion of discount	751	—	1,264	—
Net (loss) income available to common shareholders	$(3,067)	$6,700	$(640)	$13,946

(Loss) earnings per share:
Basic	$(0.50)	$1.09	$(0.10)	$2.27
Diluted	$(0.50)	$1.07	$(0.10)	$2.22

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$75,042	$58,377
Cash in non-owned ATMs	201,844	189,965
Interest-bearing deposits in other banks	242	216
Total cash and cash equivalents	277,128	248,558
Investment securities held-to-maturity	1,177	1,181
Investment securities available-for-sale including reverse mortgages	46,448	48,507
Mortgage-backed securities available-for-sale	538,564	487,389
Mortgage-backed securities trading	11,313	10,816
Loans held-for-sale	13,562	2,275
Loans, net of allowance for loan losses of $41,415 at June 30, 2009 and $31,189 at December 31, 2008	2,502,923	2,441,560
Bank owned life insurance	59,776	59,337
Stock in Federal Home Loan Bank of Pittsburgh, at cost	39,305	39,305
Assets acquired through foreclosure	8,073	4,471
Premises and equipment	35,626	34,966
Accrued interest receivable and other assets	54,021	54,195

Total assets	$3,587,916	$3,432,560

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$424,382	$311,322
Interest-bearing demand	245,556	214,749
Money market	413,764	326,792
Savings	223,829	208,368
Time	458,542	450,056
Jumbo certificates of deposit – customer	215,061	195,846
Total customer deposits	1,981,134	1,707,133
Other jumbo certificates of deposit	58,694	103,825
Brokered deposits	333,123	311,394
Total deposits	2,372,951	2,122,352

Federal funds purchased and securities sold under agreements to repurchase	100,000	75,000
Federal Home Loan Bank advances	636,773	815,957
Trust preferred borrowings	67,011	67,011
Other borrowed funds	103,420	108,777
Accrued interest payable and other liabilities	35,851	26,828
Total liabilities	3,316,006	3,215,925

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at June 30, 2009 and -0- at December 31, 2008	1	—
Common stock $.01 par value, 20,000,000 shares authorized; issued 15,771,556 at June 30, 2009 and 15,739,768 at December 31, 2008	157	157
Capital in excess of par value	140,653	87,033
Accumulated other comprehensive loss	(8,869)	(12,613)
Retained earnings	388,248	390,338
Treasury stock at cost, 9,580,569 shares at June 30, 2009 and December 31, 2008	(248,280)	(248,280)
Total stockholders’ equity	271,910	216,635
Total liabilities and stockholders’ equity	$3,587,916	$3,432,560

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2009	2008
	(Unaudited)
	(In Thousands)
Operating activities:
Net income	$624	$13,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,650	4,823
Depreciation, accretion and amortization	3,393	3,221
(Increase) decrease in accrued interest receivable and other assets	(4,538)	3,533
Origination of loans held-for-sale	(53,740)	(13,631)
Proceeds from sales of loans held-for-sale	43,104	14,619
Gain on mortgage banking activity	(608)	(198)
(Income) loss on mark to market adjustment on trading securities	(497)	250
Securities gain from the sale of MasterCard, Inc. and Visa, Inc. common stock	(119)	(1,370)
Gain on sale of investments	(694)	—
Stock-based compensation expense, net of tax benefit recognized	484	377
Excess tax benefits from share-based payment arrangements	—	(37)
Increase in accrued interest payable and other liabilities	8,995	15,116
Loss on wind-down of 1st Reverse Financial Services, LLC	1,589	—
Loss on sale of assets acquired through foreclosure and valuation adjustments	1,993	37
Increase in value of bank-owned life insurance	(439)	(1,030)
Increase in capitalized interest, net	106	18
Net cash provided by operating activities	19,303	39,674

Investing activities:
Maturities of investment securities	18,025	6,070
Purchases of investment securities available-for-sale	(16,049)	(12,015)
Sales of mortgage backed securities available-for-sale	38,646	—
Repayments of mortgage-backed securities available-for-sale	75,605	40,231
Purchases of mortgage-backed securities available-for-sale	(158,473)	(9,849)
Repayments of reverse mortgages	50	1,247
Disbursements for reverse mortgages	(104)	(116)
Purchase of 1st Reverse Financial Services, LLC	—	(2,307)
Purchases of loans	—	(2,620)
Net increase in loans	(88,002)	(62,173)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	—	5,365
Sales of assets acquired through foreclosure, net	1,523	1,010
Proceeds from the sale of MasterCard, Inc. and Visa, Inc. common stock	119	1,370
Investment in premises and equipment, net	(3,526)	(2,880)
Net cash used for investing activities	(132,186)	(36,667)

Financing activities:
Net increase in demand and savings deposits	210,943	13,603
Net increase in time deposits	3,917	28,434
Receipts from federal funds purchased & securities sold under agreement to repurchase	9,247,995	6,350,000
Repayments of federal funds purchased & securities sold under agreement to repurchase	(9,222,995)	(6,350,000)
Receipts from FHLB advances	17,615,421	47,732,887
Repayments of FHLB advances	(17,794,606)	(47,798,037)
Proceeds from issuance of unsecured bank debt	30,000	—
Dividends paid	(2,301)	(1,355)
Proceeds from issuance of preferred stock	52,625	—
Issuance of common stock and exercise of common stock options	454	774
Excess tax benefits from share-based payment arrangements	—	37
Purchase of treasury stock, net of reissuance	—	(2,426)
Net cash provided by (used in) financing activities	141,453	(26,083)
Increase (decrease) in cash and cash equivalents	28,570	(23,076)
Cash and cash equivalents at beginning of period	248,558	267,537
Cash and cash equivalents at end of period	$277,128	$244,461

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$22,919	$41,465
Cash paid for income taxes, net	971	1,789
Loans transferred to assets acquired through foreclosure	6,683	1,592
Net change in other comprehensive income	3,744	(5,772)
Net transfer of loans to loans held-for-sale	—	247

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

1. BASIS OF PRESENTATION

Our consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Montchanin Capital Management, Inc. (“Montchanin”) and its wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities products to Bank customers through WSFS’ retail banking system. WSFS Bank also owns a majority interest in 1st Reverse Financial Services, LLC (1st Reverse ), specializing in reverse mortgage lending. Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums. We serve customers from our main office, 37 retail banking offices, loan production offices and operations centers located in Delaware and southeastern Pennsylvania and Virginia and through our website at www.wsfsbank.com. The Wealth Management Services Division provides wealth management and personal trust services to customers in the Company’s primary market area.

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Per Rule 10-01 of Regulation S-X, we are not required to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and six months period ended June 30, 2009 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with SFAS 123R. We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Company and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At June 30, 2009, there were 82,846 shares available for future grants under the 2005 Plan.

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

              A summary of the status of our Stock Incentive Plans and changes during the quarter then ended is presented below:

	June 2009		June 2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	755,388	$42.56	712,386	$43.29
Granted	1,500	26.23	—	—
Exercised	—	—	(2,460)	14.16
Forfeited	—	—	(4,929)	60.41
Outstanding at end of period	756,888	42.52	704,997	43.27

Exercisable at end of period	476,469	39.95	431,451	33.87

Weighted-average fair value of stock options granted	$ 7.69		$ —

On April 1, 2009, 475,617 stock options were exercisable with an intrinsic value of $1.0 million. In addition, at April 1, 2009, there were 279,771 nonvested options with a grant date fair value of $10.10. During the second quarter of 2009, 852 options vested with no intrinsic value, and a grant date fair value of $12.44 per option. Also during the quarter, there were no options exercised. There were 476,469 exercisable options remaining at June 30, 2009, with an intrinsic value of $2.0 million and a remaining contractual term of 2.9 years. At June 30, 2009 there were 756,888 stock options outstanding with an intrinsic value of $2.4 million and a remaining contractual term of 3.2 years. During the second quarter of 2008, 2,460 options were exercised with an intrinsic value of $93,000 and 852 options vested with a grant date fair value of $12.44 per option.

A summary of the status of our Stock Incentive Plans and changes during the six months then ended is presented below:

	June 2009		June 2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	675,887	$44.98	722,582	$43.14
Granted	83,921	23.33	3,150	48.95
Exercised	—	—	(13,750)	29.10
Forfeited	(2,920)	59.26	(6,985)	59.92
Outstanding at end of period	756,888	42.52	704,997	43.27

Exercisable at end of period	476,469	39.95	431,451	33.87

Weighted-average fair value of stock options granted	$ 5.42		$ 9.58

Beginning January 1, 2009, 473,445 stock options were exercisable. During the six months ended June 30, 2009, 4,476 options vested with no intrinsic value, and a grant date fair value of $13.61 per option. Also during the first six months of 2009, there were no options exercised. During the first six months of 2008, 13,750 options were exercised with an intrinsic value of $275,000 and 4,485 options vested with a grant date fair value of $13.10 per option.

The total amount of compensation cost related to nonvested stock options as of June 30, 2009 was $1.5 million. The weighted-average period over which it is expected to be recognized is 2.4 years. We issue new shares upon the exercise of options.

During the second quarter of 2009, we granted 1,500 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 2.1% in 2009; an expected option life of three and three-quarter years; and an expected stock price volatility of 41.3% in 2009. For the purposes of this option-pricing model, a dividend yield of 1.8% was assumed. During the first six months of 2009, we granted 83,921 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 1.7% in 2009; an expected option life of three and three-quarter years; and an expected stock price volatility of 34.5% in 2009. For the purposes of this option-pricing model, a dividend yield of 2.1% was assumed.

During the second quarter of 2009 and 2008 we issued 78 and 48 shares, respectively, of restricted stock units. During the first two quarters of 2009 and 2008 we issued 174 and 92 shares, respectively, of restricted stock units. These awards vest over five years: 0% during the first two years, 25% at the end of each of the third and fourth years and 50% at the end of the fifth year. In addition, during the second quarter of 2009 we issued 37 shares of restricted stock units and during the first six months of 2009 we issued 8,309 shares of restricted stock units, which awards vest over four years, 25% on each anniversary date.

Additionally, we issued 25,248 shares of restricted stock during the first six months of 2009. These awards vest on the later of four years (25% per year on the first four anniversaries of the awards), or the first date on which the Company has no remaining outstanding obligation under the Emergency Economic Stabilization Act of 2008 (“EESA”) or such other date as may be provided by the U.S. Department of the Treasury regulations under EESA applicable to the Company; provided, however, that if the date specified has not occurred by the tenth anniversary of the grant date, the grantee shall forfeit all of the final 25% of the restricted shares. Finally, we issued 640 shares of restricted stock during the first six months of 2009 that vest over four years, 25% on each anniversary date.

During the first six months of 2009 we awarded 5,900 shares of Common Stock from this plan to our Board of Directors as part of their semi-annual retainer. These shares are not subject to a vesting period.

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

We did not recognize any compensation expense related to this program in the first six months of 2009. Compensation expense for the Long-Term Program was based on the closing stock price as of May 28, 2008 and will begin to be recognized once the achievement of target performance is considered probable.

At June 30, 2009 we had 82,846 shares available for issuance under the 2005 Plan. Full share awards, such as restricted stock, have the equivalence of four option grants for the purpose of calculating shares available for issuance. Under the provisions of the Long -Term Program, if a performance level is achieved and there are insufficient shares available for grant, then we would have the option of granting the available shares with the remainder being paid in cash.

The impact of stock-based compensation (stock options, restricted stock units and restricted stock) for the three months ended June 30, 2009 was $356,000 pre-tax ($273,000 after tax) or $0.04 per share, to salaries, benefits and other compensation. This compares to $286,000 pre-tax ($229,000 after tax) or $0.04 per share for the three months ended June 30, 2008. The impact of stock-based compensation for the six months ended June 30, 2009 was $801,000 pre-tax ($639,000 after tax) or $0.10 per share, to salaries, benefits and other compensation. This compares to $585,000 pre-tax ($472,000 after tax) or $0.07 per share for the six months ended June 30, 2008. The increase in the first six months of 2009 over 2008 includes $170,000 of expense related to restricted stock and restricted stock units. In prior years, stock options have been granted to Associates during the fourth quarter. The stock options that would have been awarded in the fourth quarter of 2008 were delayed until the first quarter of 2009. This delay and the effect of immediately expensing stock-based compensation to retirement eligible Associates accounted for the increase in compensation expense related to stock options.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In Thousands, Except per Share Data)
Numerator:
Net income (loss) available to common stockholders	$(3,067)	$6,700	$(640)	$13,946

Denominator:
Denominator for basic earnings per share — weighted average shares	6,191	6,140	6,182	6,155
Effect of dilutive employee stock options	—	139	—	140
Denominator for diluted earnings per share — adjusted
weighted average shares and assumed exercise	6,191	6,279	6,182	6,295
Basic (loss) earnings per share	$(0.50)	$1.09	$(0.10)	$2.27
Diluted (loss) earnings per share	$(0.50)	$1.07	$(0.10)	$2.22
Outstanding common stock equivalents having no dilutive effect	763	381	761	379

For the three and six months ended June 30, 2009, 68,000 and 67,000 employee stock options were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive due to the net loss reported in these periods.

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Available-for-sale securities:

June 30, 2009:
Reverse mortgages	$(113)	$—	$—	$(113)
U.S. Government and agencies	41,756	755	5	42,506
State and political subdivisions	4,005	50	—	4,055

	$45,648	$805	$5	$46,448
December 31, 2008
Reverse mortgages	$(61)	$—	$—	$(61)
U.S. Government and agencies	43,778	857	1	44,634
State and political subdivisions	4,020	—	86	3,934
	$47,737	$857	$87	$48,507

Held-to-maturity:

June 30, 2009:
State and political subdivisions	$1,177	$—	$66	$1,111
	$1,177	$—	$66	$1,111
December 31, 2008:
State and political subdivisions	$1,181	$—	$110	$1,071
	$1,181	$—	$110	$1,071

Securities with book values aggregating $41.5 million at June 30, 2009 were specifically pledged as collateral for WSFS’ Treasury Tax and Loan account with the Federal Reserve Bank; Federal Reserve Credit Discount; securities sold under agreement to repurchase; and certain letters of credit and municipal deposits which require collateral. Accrued interest receivable relating to investment securities was $368,000 and $409,000 at June 30, 2009 and December 31, 2008, respectively.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at June 30, 2009 were as follows:

	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within one year (1)	$—	$—	$6,161	$6,257
After one year but within five years	630	630	38,452	39,144
After five years but within ten years	—	—	1,035	1,047
After ten years	547	481	—	—
	$1,177	$1,111	$45,648	$46,448

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

There were no sales of investment securities classified as available-for-sale or held-to-maturity for the quarters ended June 30, 2009 or June 30, 2008. The cost basis for all investment security sales was based on the specific identification method. Investment securities totaling $18.0 million were called by the issuers during the first six months of 2009.

At June 30, 2009, we owned investment securities totaling $2.5 million where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $71,000 at June 30, 2009. This temporary impairment is the result of changes in market interest rates since the purchase of the securities. Securities amounting to $299,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. The following table includes unrealized losses aggregated by category:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$299	$66	$299	$66

Available-for-sale
State and political subdivisions	182	—	—	—	182	—
U.S Government and agencies	2,016	5	—	—	2,016	5

Total temporarily impaired investments	$2,198	$5	$299	$66	$2,497	$71

4. MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

June 30, 2009:
Collateralized mortgage obligations	$394,673	$3,161	$19,866	$377,968
FNMA	89,550	1,136	470	90,216
FHLMC	36,225	648	9	36,864
GNMA	32,485	1,052	21	33,516
	$552,933	$5,997	$20,366	$538,564

Weighted average yield	4.86%

December 31, 2008:
Collateralized mortgage obligations	$419,177	$2,595	$25,728	$396,044
FNMA	35,578	932	—	36,510
FHLMC	30,477	830	—	31,307
GNMA	22,536	992	—	23,528
	$507,768	$5,349	$25,728	$487,389

Weighted average yield	5.30%

Trading securities:

June 30, 2009:
Collateralized mortgage obligations	$11,313	$—	$—	$11,313
	$11,313	$—	$—	$11,313

Weighted average yield	3.31%

December 31, 2008:
Collateralized mortgage obligations	$10,816	$—	$—	$10,816
	$10,816	$—	$—	$10,816

Weighted average yield	3.47%

The portfolio of available-for-sale mortgage-backed securities consists primarily of AAA-rated, currently cash flowing securities, backed by conventional 10 to 30-year mortgages. The weighted average duration of the mortgage-backed securities was 2.5 years at June 30, 2009.

At June 30, 2009, mortgage-backed securities with par values aggregating $259.4 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. Accrued interest receivable relating to mortgage-backed securities was $2.2 million and $2.1 million at June 30, 2009 and December 31, 2008, respectively. From time to time, mortgage-backed securities are pledged as collateral for Federal Home Loan Bank (FHLB) borrowings. The fair value of these pledged mortgage-backed securities at June 30, 2009 and December 31, 2008 was $2.1 million and $16.0 million, respectively.

During the first six months of 2009, proceeds from the sale of mortgage-backed securities available-for-sale were $38.6 million, resulting in a gain of $688,000. The cost basis of all mortgage-backed sales is based on the specific identification method. There were no sales of mortgage-backed securities available-for-sale during the first six months of 2008.

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

Based on SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), when these securities were acquired they were classified as trading. It was our intention to sell them in the near term. An active market for these securities has not developed since the issuance. Since there is no active market for these securities, we have used the guidance under SFAS 157 to provide a reasonable estimate of fair value in 2009. We estimated the value of these securities as of June 30, 2009 based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach.

At June 30, 2009, we owned mortgage-backed securities totaling $315.1 million where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $20.4 million at June 30, 2009. This temporary impairment is the result of changes in market interest rates since the purchase of the securities and a lack of liquidity in the mortgage-backed securities market, depressing prices. Most of these securities have been impaired for twelve months or longer. We have determined that these securities are not other than temporarily impaired. We evaluate the current characteristics of each of our mortgage-backed securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage, on a quarterly basis. In addition, we do not have the intent to sell, nor is it more likely-than not we will be required to sell these securities before we are able to recover the amortized cost basis. The following table lists the unrealized losses aggregated by category:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$46,767	$1,727	$222,808	$18,139	$269,575	$19,866
FNMA	42,061	470	—	—	42,061	470
FHLMC	2,273	9	—	—	2,273	9
GNMA	1,224	21	—	—	1,224	21

Total temporarily impaired MBS	$92,325	$2,227	$222,808	$18,139	$315,133	$20,366

5. IMPAIRED LOANS

Loans for which it is probable that we will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of SFAS No. 114 Accounting by Creditors for Impairment of a Loan (“SFAS 114”).

We had impaired loans of approximately $65.2 million at June 30, 2009 compared to $23.8 million at December 31, 2008. The average recorded balance of impaired loans was $41.3 million for the six months ended June 30, 2009 and $29.5 million for the year-ended December 31, 2008. The allowance for losses on these impaired loans was $5.5 million at June 30, 2009 compared to $395,000 at December 31, 2008.

When there is little prospect of collecting either principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses. Losses are recognized in the period an obligation becomes uncollectible. Any charge-offs recognized during the period are not included in the allowance for losses on impaired loans as of June 30, 2009 or December 31, 2008.

6. COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In Thousands)

Net (loss) income	$(2,316)	$6,700	$624	$13,946

Other Comprehensive Income:

Unrealized holding gains (losses) on securities
available-for-sale arising during the period	158	(8,479)	6,727	(9,310)
Tax (expense) benefit	(60)	3,222	(2,556)	3,538
Net of tax amount	98	(5,257)	4,171	(5,772)

Reclassification adjustment for gains included in net income	(141)	—	(688)	—
Tax expense	54	—	261	—
Net of tax amount	(87)	—	(427)	—

Total comprehensive (loss) income	$(2,305)	$1,443	$4,368	$8,174

7. TAXES ON INCOME

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

The total amount of unrecognized tax benefits as of June 30, 2009 and December 31, 2008 were $1.8 million and $2.6 million, respectively, of which $1.3 million would affect our effective tax rate if recognized. As of June 30, 2009 and December 31, 2008, the total amount of accrued interest included in such unrecognized tax benefits was $312,000 and $572,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense. The decrease in the unrecognized tax benefits was primarily due to the expiration of a statute of limitations.

While our Federal and State tax years 2005 through 2008 remain subject to examination as of June 30, 2009, the Internal Revenue Service (“IRS”) completed its examination of our 2004 through 2006 Federal tax returns during the quarter ended June 30, 2008. During 2008 we successfully completed the IRS appeal process and during the quarter ended March 31, 2009 we recovered $863,000 of taxes plus $275,000 of interest that were previously assessed during the audit phase. The financial statement impact of the recovery was recorded during 2008, however we received $130,000 more interest than originally expected. This amount, net of federal tax expense, was recorded as a reduction of income tax expense during the quarter ended March 31, 2009.

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

Under the definition of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), we discuss our business in three segments. There is one segment for WSFS Bank and one for Cash Connect, the ATM division of WSFS. The third segment, “All Others”, represents the combined contributions of Montchanin, WSFS Investment Group, Inc., our Wealth Management Services Division, and 1st Reverse. Montchanin, WSFS Investment Group, Inc., Wealth Management Services Division, and 1st Reverse each offer different products, to a separate customer base, through distinct distribution methods. Therefore, we have combined these entities to form the operating segment “All Others”.

The WSFS Bank segment provides financial products to commercial and retail customers through its main office, 37 retail banking and loan production offices and operations center. Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Company. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment of the Company in accordance with SFAS 131.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The “All Others” column, for the three and six months ended June 30, 2009, includes a $1.6 million pre-tax charge related to 1st Reverse, which includes the write-off of all related goodwill and intangibles, uncollectable receivables and our remaining investment in this subsidiary.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three and six months ended June 30, 2009 and 2008 follows:

	For the Three Months Ended June 30,
	2009				2008
	WSFS	Cash Connect	All Others	Total	WSFS	Cash Connect	All Others	Total
	(in Thousands)
External customer revenues:
Interest income	$39,839	$—	$—	$39,839	$40,795	$—	$—	$40,795
Noninterest income	8,298	2,855	1,514	12,667	7,087	3,382	1,202	11,671
Total external customer revenues	48,137	2,855	1,514	52,506	47,882	3,382	1,202	52,466

Inter-segment revenues:
Interest income	162	—	—	162	879	—	—	879
Noninterest income	1,071	98	—	1,169	948	170	—	1,118
Total inter-segment revenues	1,233	98	—	1,331	1,827	170	—	1,997

Total revenue	49,370	2,953	1,514	53,837	49,709	3,552	1,202	54,463

External expenses:
Interest expense	13,459	—	—	13,459	18,428	—	—	18,428
Noninterest expenses	26,235	1,272	3,448	30,955	18,366	1,354	1,450	21,170
Provision for loan loss	11,997	—	—	11,997	2,433	—	—	2,433
Total external expenses	51,691	1,272	3,448	56,411	39,277	1,354	1,450	42,031

Inter-segment expenses
Interest expense	—	162	—	162	—	879	—	879
Noninterest expenses	98	253	818	1,169	170	242	706	1,118
Total inter-segment expenses	98	415	818	1,331	170	1,121	706	1,997

Total expenses	51,789	1,687	4,266	57,742	39,397	2,475	2,156	44,028

(Loss) Income before minority interest and taxes	$(2,419)	$1,266	$(2,752)	$(3,905)	$10,312	$1,077	$(954)	$10,435

Income tax (benefit) provision				(1,589)				3,735
Consolidated net (loss) income				$(2,316)				$6,700

Cash and cash equivalents	$72,148	$201,844	$3,136	$277,128	$74,389	$167,693	$2,379	$244,461
Other segment assets	3,292,427	15,967	2,394	3,310,788	2,936,222	14,713	2,647	2,953,582

Total segment assets	$3,364,575	$217,811	$5,530	$3,587,916	$3,010,611	$182,406	$5,026	$3,198,043

Capital expenditures	$2,524	$138	$2	$2,664	$936	$26	$136	$1,098

	For the Six Months Ended June 30,
	2009				2008
	WSFS	Cash Connect	All Others	Total	WSFS	Cash Connect	All Others	Total
	(in Thousands)
External customer revenues:
Interest income	$78,646	$—	$—	$78,646	$85,355	$—	$—	$85,355
Noninterest income	15,195	5,632	2,941	23,768	14,724	7,168	2,285	24,177
Total external customer revenues	93,841	5,632	2,941	102,414	100,079	7,168	2,285	109,532

Inter-segment revenues:
Interest income	327	—	—	327	2,314	—	—	2,314
Noninterest income	1,796	169	—	1,965	1,744	336	—	2,080
Total inter-segment revenues	2,123	169	—	2,292	4,058	336	—	4,394

Total revenue	95,964	5,801	2,941	104,706	104,137	7,504	2,285	113,926

External expenses:
Interest expense	28,375	—	—	28,375	42,019	—	—	42,019
Noninterest expenses	47,366	2,346	5,617	55,329	36,658	2,720	2,729	42,107
Provision for loan loss	19,650	—	—	19,650	4,823	—	—	4,823
Total external expenses	95,391	2,346	5,617	103,354	83,500	2,720	2,729	88,949

Inter-segment expenses
Interest expense	—	318	9	327	—	2,314	—	2,314
Noninterest expenses	169	440	1,356	1,965	336	461	1,283	2,080
Total inter-segment expenses	169	758	1,365	2,292	336	2,775	1,283	4,394

Total expenses	95,560	3,104	6,982	105,646	83,836	5,495	4,012	93,343

(Loss) Income before minority interest and taxes	$404	$2,697	$(4,041)	$(940)	$20,301	$2,009	$(1,727)	$20,583

Income tax (benefits) provision				(1,564)				6,637
Consolidated net income				$624				$13,946

Cash and cash equivalents	$72,148	$201,844	$3,136	$277,128	$74,389	$167,693	$2,379	$244,461
Other segment assets	3,292,427	15,967	2,394	3,310,788	2,936,222	14,713	2,647	2,953,582

Total segment assets	$3,364,575	$217,811	$5,530	$3,587,916	$3,010,611	$182,406	$5,026	$3,198,043

Capital expenditures	$4,401	$138	$13	$4,552	$2,591	$59	$137	$2,787

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investments and Mortgage-Backed Securities: Fair value of investment and mortgage-backed securities is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading, see Note 11, Fair Value of Financial Assets, to the Consolidated Financial Statements.

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

The book value and estimated fair value of our financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$277,128	$277,128	$248,558	$248,558
Investment securities	47,625	47,559	49,688	49,578
Mortgage-backed securities	549,877	549,877	498,205	498,205
Loans, net	2,516,485	2,518,850	2,443,835	2,435,135
Bank-owned life insurance	59,776	59,776	59,337	59,337
Stock in Federal Home Loan Bank of Pittsburgh	39,305	39,290	39,305	39,290
Accrued interest receivable	11,284	11,284	11,609	11,609

Financial liabilities:
Deposits	2,372,951	2,384,223	2,122,352	2,101,881
Borrowed funds	907,204	895,747	1,066,745	1,035,401
Accrued interest payable	12,249	12,249	6,794	6,794

The estimated fair value of our off-balance sheet financial instruments is as follows:

	June 30, 2009	Dec. 31, 2008
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$5,325	$5,926
Standby letters of credit	611	597

10. FAIR VALUE OF FINANCIAL ASSETS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of June 30, 2009 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available for sale securities	$-	$585,012	$ -	$585,012
Trading Securities	-	-	11,313	$11,313
Total assets measured at fair value on a recurring basis	$-	$585,012	$ 11,313	$596,325
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired Loans	$-	$52,461	$ -	$52,461
Total assets measured at fair value on a nonrecurring basis	$-	$52,461	$ -	$52,461

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

Available for sale securities. Securities classified as available for sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $42.5 million in Federal Agency debentures, $259.8 million in Federal Agency mortgage-backed securities, $278.8 million of Private Label mortgage-backed securities, and $4.1 million in municipal bonds. Agency and mortgage-backed securities were predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under SFAS 157 as, with almost all fixed income securities, none are exchange traded, and are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

The changes in Level 3 assets measured at fair value are summarized as follows:

Trading
Securities
(In Thousands)

Balance at January 1, 2009	$10,816
Total net gains for the period included in net income	497
Purchases, sales, issuances, and settlements, net	—
Balance at June 30, 2009	$11,313

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $57.3 million at June 30, 2009. The valuation allowance on impaired loans was $4.8 million as of June 30, 2009.

11.	INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales. We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment defaults by borrowers. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. We typically sell fixed-rate, conforming first mortgage loans (including reverse mortgages) in the secondary market as part of our ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate or in some cases individual loans. Gains and losses on sales of loans are recognized at the time of the sale.

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by us. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During 2008 through the second quarter of 2009, we had no repurchases under these indemnifications.

Swap Guarantees. We entered into agreements with three unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions like us to provide access to interest rate swap transactions for our customers without creating the swap ourselves.

At June 30, 2009 there were forty-two variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, compared to thirty-nine at December 31, 2008. The initial notional amount aggregated approximately $202.2 million at June 30, 2009 compared with $176.6 million at December 31, 2008. At June 30, 2009 maturities ranged from approximately three months to thirteen years. The aggregate market value of these swaps to the customers was a liability of $13.6 million at June 30, 2009 and $20.9 million at December 31, 2008. At June 30, 2009 almost all of the swap transactions were in a paying position to third-party financial institutions.

12. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

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

The following disclosures of the net periodic benefit cost components of post-retirement benefits were measured at January 1, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2009	2008	2009	2008

Service cost	$40	$35	$80	$71
Interest cost	35	35	70	69
Amortization of transition obligation	15	15	30	30
Net loss recognition	5	4	9	8
Net periodic benefit cost	$95	$89	$189	$178

13. NONINTEREST EXPENSES

During the three months ended June 30, 2009, we incurred $5.7 million of charges we consider to be non-routine. These charges are included in Noninterest expenses in the Consolidated Statement of Operations and include the following:

•

A $1.6 million charge resulting from management’s decision to conduct an orderly wind-down of 1st Reverse. The charge represents the write-off of all related goodwill and intangibles, uncollectible receivables and our remaining investment in that subsidiary (reflected in Other operating expenses).

•	A $1.7 million insurance premium charged by the FDIC representing our share of the special assessment levied on the banking industry at June 30, 2009 (reflected in FDIC special assessment).

•

A $1.5 million charge related to the previously disclosed fraudulent wire transfer activity affecting the accounts of two customers ($1.3 million reflected in Other operating expense and $0.2 million reflected in Professional fees).

•	A $953,000 expense related to due diligence on an acquisition prospect in which discussions have terminated (reflected in Professional fees).

There were no material non-routine charges recorded during the three month period ended March 31, 2009, or the three and six month periods ended June 30, 2008.

14. PREFERRED STOCK AND COMMON STOCK WARRANTS

The Company entered into a purchase agreement with the U.S. Treasury on January 23, 2009, pursuant to which the Company issued and sold 52,625 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of the Company’s common stock at an exercise price of $45.08 per share. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year. The Company has declared and paid $819,000 in preferred stock dividends during the first six months of 2009.

The Company allocated total proceeds of $52.6 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000, respectively, on January 23, 2009. The preferred stock discount will be accreted, on an effective yield method, to preferred stock over 5 years. The Company has accreted a total of $58,000 during the first six months of 2009 relating to the discount on preferred stock.

15. SUBSEQUENT EVENT

The Company has evaluated all subsequent events through August 7, 2009, the last business day before the filing date of this Form 10-Q with the Securities and Exchange Commission, and identified one non-recognized subsequent event.

In July 2009, the Company entered into a Stock Purchase Agreement to sell 862,069 shares of common stock and to issue a warrant to purchase 129,310 shares to Peninsula Investment Partners, L.P. (Peninsula) for $25 million in cash ($29.00 per share excluding the value of the warrant). The warrant has an exercise price of $29 per share and a term of 10 years. Peninsula currently owns 610,000 shares or 9.85% of WSFS’ outstanding common stock. After the sale, Peninsula will own 1,472,069 shares or 20.87% of WSFS’ outstanding common stock (not including the warrant shares). Following the completion of the stock sale, WSFS will appoint Mr. R. Ted Weschler, managing partner of Peninsula, to the Board of Directors of WSFS. The stock sale is contingent on, among other things, regulatory approval by the Office of Thrift Supervision.

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

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital management, Inc. (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., and also owns a majority interest in 1st Reverse Financial Services, LLC (“1st Reverse") Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC (“Cypress”). For additional information on the Company or any of our subsidiaries, see Note 1, Basis of presentation, to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

The following discussion may contain statements which are not historical facts and are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which are based on various assumptions, some of which may be beyond the company’s control, are subject to risks and uncertainties and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which the company operates, the volatility of the financial securities markets, including changes with respect to the market value of our financial assets, changes in government regulations affecting financial institutions, and potential expenses associated therewith, changes resulting from our participation in the CPP, including additional conditions that may be imposed in the future on participating companies, and the costs associated with resolving any problem loans and other risks and uncertainties discussed in documents filed by WSFS Financial Corporation with the Securities and Exchange Commission from time to time. The Corporation does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

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

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. See Note 9, Fair Value of Financial Assets.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $155.4 million, or 5%, during the six months ended June 30, 2009. Total loans increased $72.7 million, or 3%, primarily attributable to a $97.1 million, or 6%, increase in commercial and commercial real estate loans offset by a decrease in residential loans of $19.4 million, or 5%. The decrease in residential mortgages is mainly due to pay-downs in the portfolio and our decision to sell more of our new originated loans and record a gain on sale. Mortgage-backed securities increased $51.7 million, or 10%. Finally, cash and cash equivalents increased $28.6 million, or 11%. This included a $16.7 million, or 29%, increase in cash and due from banks, and an $11.9 million, or 6%, increase in cash in non-owned ATMs.

Total liabilities increased $100.1 million, or 3%, between December 31, 2008 and June 30, 2009 to $3.3 billion. This increase was mainly due to an increase in deposits of $250.6 million, or 12%. This included increases of $274.0 million, or 16%, in customer deposits and $21.7 million, or 7%, in brokered certificates of deposit. These increases in customer deposits improved our funding mix as deposit growth reduced more-costly wholesale funding needs. As a result, both Federal Home Loan Bank (FHLB) advances and other jumbo certificates of deposit decreased $179.2 million, or 22%, and $45.1 million, or 43%, respectively.

Capital Resources

Stockholders’ equity increased $55.3 million between December 31, 2008 and June 30, 2009. This increase was mainly due to the sale of senior preferred stock to the U.S. Department of the Treasury under its Capital Purchase Program (CPP) totaling $52.6 million. In addition, accumulated other comprehensive loss decreased $3.7 million during the first six months of 2009 mainly due to an increase of the fair value of securities available for sale. Also contributing to the increase was $939,000 from the issuance of common stock and employee stock option activity and net income of $624,000. Partially offsetting these increases was the declaration of common and preferred dividends totaling $1.5 million and $819,000, respectively, during the six months ended June 30, 2009.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of June 30, 2009 (dollars in thousands):

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$324,412	11.15%	$232,689	8.00%	$290,861	10.00%
Core Capital (to Adjusted Total Assets)	289,514	8.08	143,296	4.00	179,120	5.00
Tangible Capital (to Tangible Assets)	289,514	8.08	53,736	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	289,514	9.95	116,344	4.00	174,516	6.00

Under Office of Thrift Supervision (“OTS”) capital regulations, savings institutions such as the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. At June 30, 2009 the Bank was in compliance with regulatory capital requirements and is considered a “well-capitalized” institution.

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

During the six months ended June 30, 2009, cash and cash equivalents increased $28.6 million to $277.1 million. There was a $214.9 million increase in cash provided through increases in demand, savings and time deposits. In addition, we sold 52,625 shares of senior preferred stock to the U.S Treasury, resulting in an increase in cash of $52.6 million. Further, we had an increase in cash of $19.3 million provided by operating activities. Partially offsetting these increases was net borrowings from the FHLB, which decreased $179.2 million during the six months ended June 30, 2009, resulting in a decrease in cash. Also, our mortgage-backed security portfolio decreased cash by $44.2 million as a result of purchases in order to minimize earnings dilution related to the additional capital raised offset in part by repayments and sales. Finally, net loan growth resulted in the use of $88.0 million in cash, which was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending.

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

	June 30,	December 31,
	2009	2008
	(In Thousands)
Nonaccruing loans:
Commercial	$5,430	$986
Consumer	1,023	352
Commercial mortgage	2,033	5,748
Residential mortgage	6,202	4,753
Construction	49,822	16,595

Total nonaccruing loans	64,510	28,434
Assets acquired through foreclosure	8,073	4,471
Troubled debt restructuring	7,312	2,855

Total nonperforming assets	$79,895	$35,760

Past due loans:(1)
Residential mortgages	727	1,313
Commercial and commercial mortgages	238	—
Consumer	111	26

Total past due loans	$1,076	$1,339

Ratios:
Nonaccruing loans to total loans (2)	2.54%	1.15%
Allowance for loan losses to total loans (2)	1.63%	1.26%
Nonperforming assets to total assets	2.23%	1.04%
Loan loss allowance to nonaccruing loans (3)	55.65%	108.30%
Loan and foreclosed asset allowance to total
nonperforming assets (3)	44.93%	86.11%

(1)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)	Total loans exclude loans held for sale.
(3)	Total applicable allowance represents general valuation allowances only.

Nonperforming assets increased $44.1 million between December 31, 2008 and June 30, 2009. As a result, nonperforming assets as a percentage of total assets increased from 1.04% at December 31, 2008 to 2.23% at June 30, 2009. The increase was attributed to six construction projects totaling $35.1 million and three commercial construction projects totaling $3.6 million. Also the $4.4 million increase in troubled debt restructuring (TDR) reflects our continued efforts to work with homeowners with a goal to both keep them in their homes an optimize the bank’s returns. The entire TDR balance is made up of restructured mortgage and consumer debt.

	For the six months ended June 30 2009	For the year ended December 31, 2008
	(In Thousands)
Beginning balance of nonperforming assets	$35,760	$31,809
Additions	64,207	42,000
Collections	(3,805)	(20,422)
Transfers to accrual	(4,912)	(1,345)
Charge-offs / write-downs, net	(11,305)	$(16,282)
Ending balance of nonperforming assets	$79,945	$35,760

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by management. At June 30, 2009, interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by $8.6 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased from 107.1% at March 31, 2009 to 99.6% at June 30, 2009. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to (0.24)% at June 30, 2009 from 3.65% at March 31, 2009. The change in sensitivity since March 31, 2009 is the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a “Management of Interest Rate Risk, Investment Securities and Derivative Activities.” This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at June 30, 2009 and 2008, calculated in compliance with Thrift Bulletin No. 13a:

		At June 30,
		2009		2008
Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Net Portfolio Value Ratio (2)	% Change in Net Interest Margin (1)	Net Portfolio Value Ratio (2)

+300		0%	8.66%	2%	10.03%
+200		-2%	9.23%	1%	10.11%
+100		-4%	9.51%	0%	10.26%
0		0%	9.73%	0%	10.41%
-100		-6%	9.75%	-2%	10.94%
-200	(3)	NMF	NMF	-3%	11.02%
-300	(3)	NMF	NMF	-4%	11.35%

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at June 30, 2009 given the low absolute level of interest rates at that time.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Results of Operations

             We recorded a net loss of $2.3 million ($3.9 million pre-tax) or a loss of $.50 per common share for the second quarter of 2009. This compares to net income of $6.7 million ($10.4 million pre-tax) or $1.07 per diluted common share for the same quarter last year. Earnings for the second quarter of 2009 were impacted by an increase in the provision for loan loss to $12.0 million compared to $2.4 million in the second quarter of 2009. This increase was the result of several factors, including risk grade migration and collateral depreciation in the commercial loan portfolio as well as continuing economic weakness, particularly in the residential construction and land development portfolio. In addition, noninterest expenses increased $9.8 million mainly due to a number of non-routine items in the second quarter of 2009 (discussed further in the noninterest expense section) combined with franchise growth as we added seven new branches and relocated an eighth. Net interest income for the second quarter of 2009 was $26.4 million, a $4.0 million increase, compared to $22.4 million for the second quarter of 2009.

Net income for the first six months of 2009 was $624,000 or a loss of $.10 per common share due to the effects of preferred stock dividends. This compares to net income of $13.9 million ($20.6 million pre-tax) or $2.22 per diluted common share for the same six months of 2008. Consistent with the quarterly results, earnings for the first six months of 2009 were impacted by a $19.7 million provision for loan loss, an increase of $14.8 million over the first six months of 2008. In addition, noninterest expenses increased $13.2 million over the first six months of 2008 mainly due to the previously mentioned non-routine items (discussed further in the noninterest expense section) and franchise growth. Net interest income for the first six months of 2009 improved by $6.9 million in comparison to the first six months of 2008.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30,
	2009			2008
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$791,884	$9,161	4.63%	$754,051	$11,407	6.05%
Residential real estate loans	414,985	5,660	5.46	438,132	6,339	5.79
Commercial loans	1,057,167	13,747	5.25	821,889	12,446	6.12
Consumer loans	301,613	3,788	5.04	276,695	4,272	6.21
Total loans	2,565,649	32,356	5.09	2,290,767	34,464	6.07
Mortgage-backed securities (4)	570,740	6,948	4.87	463,196	5,715	4.94
Investment securities (4) (5)	47,606	535	4.50	31,698	202	2.55
Other interest-earning assets	39,668	-	0.00	42,829	414	3.89
Total interest-earning assets	3,223,663	39,839	4.98	2,828,490	40,795	5.81
Allowance for loan losses	(36,726)			(26,998)
Cash and due from banks	59,263			62,679
Cash in non-owned ATMs	182,696			174,223
Bank owned life insurance	59,624			58,283
Other noninterest-earning assets	93,649			68,784
Total assets	$3,582,169			$3,165,461

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$233,035	$153	0.26%	$167,939	$184	0.44%
Money market	363,952	1,018	1.12	300,181	1,158	1.55
Savings	224,595	122	0.22	195,646	139	0.29
Retail time deposits	655,484	5,194	3.18	525,982	5,046	3.86
Total interest-bearing retail deposits	1,477,066	6,487	1.76	1,189,748	6,527	2.21
Jumbo certificates of deposits	75,467	473	2.51	85,861	635	2.97
Brokered certificates of deposit	338,163	563	0.67	275,041	2,061	3.01
Total interest-bearing deposits	1,890,696	7,523	1.60	1,550,650	9,223	2.39
FHLB of Pittsburgh advances	712,243	4,804	2.67	842,780	7,356	3.45
Trust preferred borrowings	67,011	465	2.75	67,011	783	4.62
Other borrowed funds	209,426	667	1.27	178,556	1,066	2.39
Total interest-bearing liabilities	2,879,376	13,459	1.87	2,638,997	18,428	2.79
Noninterest-bearing demand deposits	390,516			281,908
Other noninterest-bearing liabilities	33,018			26,372
Minority interest	—			—
Stockholders’ equity	279,259			218,184
Total liabilities and stockholders’ equity	$3,582,169			$3,165,461

Excess of interest-earning assets over interest-bearing liabilities	$344,287			$189,493
Net interest and dividend income		$26,380			$22,367

Interest rate spread			3.11%			3.02%
Net interest margin			3.31%			3.20%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

	Six Months Ended June 30,
	2009			2008
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$801,011	$18,625	4.65%	$750,743	$24,642	6.56%
Residential real estate loans	420,046	11,711	5.58	441,906	12,837	5.81
Commercial loans	1,015,360	25,829	5.17	808,512	25,693	6.42
Consumer loans	299,969	7,565	5.09	277,048	8,974	6.51
Total loans	2,536,386	63,730	5.07	2,278,209	72,146	6.38
Mortgage-backed securities (4)	573,879	14,284	4.98	479,367	11,703	4.88
Investment securities (4) (5)	48,285	632	2.62	30,702	540	3.52
Other interest-earning assets	39,724	—	0.00	44,062	966	4.40
Total interest-earning assets	3,198,274	78,646	4.95	2,832,340	85,355	6.07
Allowance for loan losses	(34,718)			(26,247)
Cash and due from banks	57,763			66,435
Cash in non-owned ATMs	178,006			174,818
Bank owned life insurance	59,518			58,016
Other noninterest-earning assets	93,651			67,132
Total assets	$3,552,494			$3,172,494

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$223,686	$357	0.32%	$164,886	$510	0.62%
Money market	349,461	2,046	1.18	302,204	3,330	2.22
Savings	220,414	280	0.26	195,043	397	0.41
Retail time deposits	652,043	10,680	3.30	515,068	10,684	4.17
Total interest-bearing retail deposits	1,445,604	13,363	1.86	1,177,201	14,921	2.55
Jumbo certificates of deposits	85,175	978	2.32	91,723	1,644	3.60
Brokered certificates of deposit	334,076	1,511	0.91	265,748	4,787	3.62
Total interest-bearing deposits	1,864,855	15,852	1.71	1,534,672	21,352	2.80
FHLB of Pittsburgh advances	731,096	10,145	2.76	877,213	16,324	3.68
Trust preferred borrowings	67,011	1,060	3.15	67,011	1,801	5.32
Other borrowed funds	218,854	1,318	1.20	174,547	2,542	2.91
Total interest-bearing liabilities	2,881,816	28,375	1.97	2,653,443	42,019	3.17
Noninterest-bearing demand deposits	371,297			275,226
Other noninterest-bearing liabilities	29,995			24,716
Stockholders’ equity	269,386			219,109
Total liabilities and stockholders’ equity	$3,552,494			$3,172,494

Excess of interest-earning assets over interest-bearing liabilities	$316,458			$178,897
Net interest and dividend income		$50,271			$43,336

Interest rate spread			2.98%			2.90%
Net interest margin			3.18%			3.10%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

        Net interest income for the second quarter of 2009 improved by $4.0 million, or 18% compared to the second quarter of 2008. Mainly contributing to the increase was the positive effects of improved pricing, including lower rates on deposits and wholesale funding. The net interest margin for the second quarter of 2009 was 3.31% compared to 3.20% for the same quarter of 2008, an increase of 11 basis points (0.11%). Loans, with a yield of 5.09%, increased $274.9 million, while mortgage-backed securities, with a yield of 4.87%, increased $107.5 million. In addition our funding mix improved during the quarter as our interest-bearing retail deposits, with a rate of 1.76% increased $287.3 million, while FHLB advances, with a rate of 2.67%, declined $130.5 million.

Net interest income for the six-month period ending June 30, 2009 was $50.3 million compared to $43.3 million for the same period in 2008. Consistent with the quarterly trend discussed above, the increase in net interest income was the result our active management of deposit pricing and improved funding mix. The net interest margin for the first six months of 2009 was 3.18%, up 8 basis points from the same period in 2008.

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

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies and loan review consultants periodically review our allowance for such loans. The provision for loan losses for the three months ended June 30, 2009 was $12.0 million compared to $2.4 million for the three months ended June 30, 2008. Similarly, the provision for loan loss for the six months ended June 30, 2009 was $19.7 million compared to $4.8 million for the six months ended June 30, 2008. This level of provisioning during 2009 generally reflects increased risk within the commercial loan portfolio, mainly due to migration to higher risk ratings, continuing collateral depreciation and charge-offs taken during the quarter.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

	Six months ended June 30,
	2009	2008
	(Dollars in Thousands)
Beginning balance	$31,189	$25,252
Provision for loan losses	19,650	4,823

Charge-offs:
Residential real estate	494	245
Commercial real estate (1)	5,507	—
Commercial	2,486	641
Overdrafts	563	549
Consumer	769	818
Total charge-offs	9,819	2,253

Recoveries:
Residential real estate	26	5
Commercial real estate (1)	34	7
Commercial	72	51
Overdrafts	230	230
Consumer	33	83
Total recoveries	395	376

Net charge-offs	9,424	1,877
Ending balance	$41,415	$28,198

Net charge-offs to average gross loans outstanding, net of unearned income (2)	0.75%	0.16%

(1)	Includes commercial mortgage and construction loans.
(2)	Ratio for six months ended June 30, 2009 and June 30, 2008 are annualized.

Noninterest Income

Noninterest income for the quarter ended June 30, 2009 was $12.7 million compared to $11.7 million for the second quarter of 2008. This growth included increases of $834,000 in securities gains mainly due to the BBB+ adjustment (discussed elsewhere within this document) and $350,000 in loan fee income reflecting overall loan growth. In addition there was an increase of $313,000 in mortgage banking activities. These gains were partially offset by a $265,000 decrease in credit/debit card and ATM income as a result of reduced prime rate bailment fees from Cash Connect, the Bank’s ATM division, as well as a reduction in BOLI income of $227,000.

For the six months ended June 30, 2009, noninterest income was $23.8 million, a decrease of $409,000, or less than 2%, over the same period in 2008. Credit/debit card and ATM income decreased by $1.2 million due to Cash Connect bailment fees. BOLI income decreased $591,000 for the six months ended June 30, 2009 compared to the same period in 2008. These decreases were partially offset by a $957,000 increase in loan fee income mainly due to increased revenues from 1st Reverse. Since 1st Reverse was not acquired until April 30, 2008 there were only two months of income included in the same period in 2008.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2009 was $31.0 million, an increase of $9.8 million, or 46%, over the $21.2 million reported for the same period in 2008. This increase is due to several non-routine items including $1.7 of additional FDIC insurance premiums representing our share of the special assessment, expenses of $1.6 million due to the wind-down of 1st Reverse, $1.5 million in wire fraud expenses as well as REO write-downs totaling $1.3 million. Additionally, we incurred $953,000 in due-diligence fees relating to an acquisition prospect in which discussions have terminated. Finally, salaries, benefits and other compensation increased by $754,000 as a result of our franchise growth as we added seven new branches and relocated an eighth over the past twelve months.

Noninterest expense for the six months ended June 30, 2009 was $55.3 million, an increase of $13.2 million or 31% over the $42.1 million reported for the same period in 2008. Consistent with the quarter, the increase was mainly attributable to the non-routine expenses incurred during the second quarter of 2009. Salaries, benefits and other compensation and occupancy expenses increased by $1.6 million and $621,000, respectively, mainly due to franchise growth.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with SFAS 109, which requires the recording of deferred income taxes for tax consequences of “temporary differences.” We recorded an income tax benefit of $1.6 million during the three months ended June 30, 2009, and an income tax benefit during the six months ended June 30, 2009 of $1.6 million, compared to an income tax provision of $3.7 million and $6.6 million for the same periods in 2008. The tax benefit recorded in 2009 reflects a reduction in unrecognized tax benefits related to the expiration of statutes of limitations during the first quarter of 2009 combined with the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, Bank-Owned Life Insurance (“BOLI”) income and fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan. In addition, the 2008 income tax provision included a one-time charge to reflect changes in Maryland tax law.

We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

RECENT LEGISLATION

On February 27, 2009, the FDIC adopted a final rule that: (1) modified the risk-based assessment system and sets initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) extended the period of the Restoration Plan for the Deposit Insurance Fund to seven years; and (3) adopted an interim rule to impose an emergency special insurance assessment on June 30, 2009 to be collected on September 30, 2009, and (4) allows the FDIC to impose possible additional special assessments thereafter to maintain public confidence in the Deposit Insurance Fund (DIF).

The final rule: (1) introduces a new financial ratio into the financial ratios method applicable to most Risk Category I institutions that includes certain brokered deposits above a threshold that are used to fund rapid asset growth; (2) revises a large bank method for a large Risk Category I institution with long-term debt issuer ratings; and (3) broadens the spread between minimum and maximum initial base assessment rates for Risk Category I institutions.

The final rule provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s efforts to rebuild the DIF. The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero. Any additional special assessment would also be capped at 10 basis points of domestic deposits. We cannot provide any assurance as to the ultimate amount or timing of any such additional special assessments, should such additional special assessments occur, as such special assessments depend upon a variety of factors.

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

In April 2009, the FASB issued three FASB Staff Position (FSPs) to provide guidance and enhanced disclosures regarding fair value measurements of impairment securities. These FSPs are effective for periods ending after June 15, 2009, with an early adoption election permitted. We elected early adoption in the quarter ended March 31, 2009 and have determined the adoption did not have a material impact on our Consolidated Financial Statements:

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of this statement did not have a material impact on our Consolidated Financial Statements. See Note 15, Subsequent Events, to the Consolidated Financial Statements.

In June 2009 the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”). This statement amends the derecognition guidance in Statement 140 and eliminates the concept of qualifying special-purpose entities. SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of SFAS 166 is prohibited. We have not determined whether the adoption of SFAS 166 will have a material impact on our Consolidated Financial Statements.

In June 2009, SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) was issued to amend previous guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement is effective January 1, 2010 and we have not determined whether the adoption of SFAS 167 will have a material impact on our Consolidated Financial Statements.

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). This statement establishes the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 at which time the Codification will supersede all than-existing non-SEC accounting and reporting standards. We do not believe the adoption of this statement will have a material impact on our Consolidated Financial Statements.

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

We are not engaged in any legal proceedings of a material nature at June 30, 2009. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased during the quarter ended June 30, 2009.

In September 2007, the Board of Directors approved an authorization to repurchase up to an additional 10% of its outstanding shares of common stock, or 630,000 shares.

There is no expiration date under the plan.

Item 3.	Defaults upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Stockholder’s Meeting (the Meeting) held on April 23, 2009, all the nominees for director proposed by us were elected. The votes cast for each nominee were as follows:

	For	Withheld
Linda C. Drake	5,340,405	38,224
David E. Hollowell	5,329,324	49,006
Jennifer W. Davis	5,333,513	52,197
Donald W. Delson	5,337,897	40,732
Scott E. Reed	5,183,166	195,464
Claibourne D. Smith	5,153,025	225,605

At the Meeting, the shareholders also ratified the appointment of KPMG LLP as independent auditors for fiscal year ending December 31, 2009. The votes cast were as follows:

For	Against	Abstain
5,105,141	256,853	16,634

At the Meeting, the shareholders were also asked to approve the following resolution:

“Resolved, that the stockholders approve the compensation of the Company’s executives as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission.”

This was an advisory vote only. The votes cast were as follows:

For	Against	Abstain
5,109,698	239,458	29,468

At the Meeting, the shareholders were asked to approve the deletion of a portion of article Fourth, Paragraph A of our Restated Certificate of Incorporation. It is not required by Delaware General Corporation Law and is applicable only to federal savings banks, not to Delaware business Corporations like ours. The votes cast were as follows:

For	Against	Abstain
5,285,032	73,922	19,671

The shareholders were asked at the Meeting to approve the deletion of Article Fourth, Paragraph C and Article Sixth, Paragraph (d) of our Restated Certificate of Incorporation. These paragraphs were only applicable for a period of five years after the conversion of Wilmington Savings Fund Society, FSB from mutual to stock form and have, by their terms, expired and are no longer applicable. The votes cast were as follows:

For	Against	Abstain
5,321,951	42,242	14,432

At the Meeting, the shareholders also ratified the deletion of Article Fifth of our Restated Certificate of Incorporation. This article has, by its terms, expired and is no longer applicable. The votes cast were as follows:

For	Against	Abstain
5,327,037	37,330	14,257

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	August 10, 2009	/s/ MARK A. TURNER
Mark A. Turner
President and Chief Executive Officer

Date:	August 10, 2009	/s/ STEPHEN A. FOWLE
Stephen A. Fowle
Chief Financial Officer