Form 10-Q
period 2009-09-30
WSFS FINANCIAL CORP
filed 2009-11-09
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2009:

Common Stock, par value $.01 per share	7,076,641
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statement of Operations for the Three and Nine Months
	Ended September 30, 2009 and 2008	3

	Consolidated Statement of Condition as of September 30, 2009
	and December 31, 2008	4

	Consolidated Statement of Cash Flows for the Nine Months Ended
	September 30, 2009 and 2008	5

	Notes to the Consolidated Financial Statements for the Three and Nine
	Months Ended September 30, 2009 and 2008	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II. Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$32,283	$34,683	$96,013	$106,829
Interest on mortgage-backed securities	6,435	5,904	20,719	17,607
Interest and dividends on investment securities	412	376	1,044	916
Other interest income	—	374	—	1,340
	39,130	41,337	117,776	126,692
Interest expense:
Interest on deposits	7,578	8,936	23,430	30,288
Interest on Federal Home Loan Bank advances	4,221	7,235	14,366	23,559
Interest on trust preferred borrowings	389	747	1,449	2,548
Interest on other borrowings	649	1,112	1,967	3,654
	12,837	18,030	41,212	60,049
Net interest income	26,293	23,307	76,564	66,643
Provision for loan losses	15,483	3,502	35,133	8,325
Net interest income after provision for loan losses	10,810	19,805	41,431	58,318

Noninterest income:
Deposit service charges	4,401	4,354	12,494	12,326
Credit/debit card and ATM income	4,373	4,416	12,124	13,261
Securities gains (losses)	1,875	(5)	3,185	1,115
Loan fee income	1,349	819	3,953	2,466
Mortgage banking activities, net	822	66	1,430	264
Investment advisory income	525	593	1,572	1,838
Bank owned life insurance income	238	548	677	1,578
Other income	955	893	2,871	3,013
	14,538	11,684	38,306	35,861
Noninterest expenses:
Salaries, benefits and other compensation	12,131	12,211	36,513	34,995
Occupancy expense	2,452	2,118	7,243	6,288
Equipment expense	1,829	1,575	5,133	4,571
FDIC expenses	1,517	227	5,885	331
Data processing and operations expenses	1,169	1,095	3,447	3,215
Professional fees	1,148	1,037	4,421	2,609
Marketing expense	852	952	2,410	3,020
Net costs of assets acquired through foreclosure	650	87	2,556	206
Other operating expense	3,821	3,720	13,290	9,894
	25,569	23,022	80,898	65,129

(Loss) income before taxes	(221)	8,467	(1,161)	29,050
Income tax (benefit) provision	(222)	2,957	(1,786)	9,594
Net income	1	5,510	625	19,456
Dividends on preferred stock and accretion of discount	634	—	1,898	—
Net (loss) income allocable to common shareholders	$(633)	$5,510	$(1,273)	$19,456

(Loss) earnings per share:
Basic	$(0.10)	$0.90	$(0.20)	$3.16
Diluted	$(0.10)	$0.88	$(0.20)	$3.09

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$65,383	$58,377
Cash in non-owned ATMs	223,646	189,965
Interest-bearing deposits in other banks	548	216
Total cash and cash equivalents	289,577	248,558
Investment securities held-to-maturity	998	1,181
Investment securities available-for-sale including reverse mortgages	46,399	48,507
Mortgage-backed securities available-for-sale	513,416	487,389
Mortgage-backed securities trading	12,059	10,816
Loans held-for-sale	12,224	2,275
Loans, net of allowance for loan losses of $52,385 at September 30, 2009 and $31,189 at December 31, 2008	2,497,752	2,441,560
Bank owned life insurance	60,015	59,337
Stock in Federal Home Loan Bank of Pittsburgh, at cost	39,305	39,305
Assets acquired through foreclosure	9,465	4,471
Premises and equipment	35,600	34,966
Accrued interest receivable and other assets	56,703	54,195

Total assets	$3,573,513	$3,432,560

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$411,959	$311,322
Interest-bearing demand	243,310	214,749
Money market	521,255	326,792
Savings	219,446	208,368
Time	466,961	450,056
Jumbo certificates of deposit – customer	201,239	195,846
Total customer deposits	2,064,170	1,707,133
Other jumbo certificates of deposit	78,427	103,825
Brokered deposits	334,280	311,394
Total deposits	2,476,877	2,122,352

Federal funds purchased and securities sold under agreements to repurchase	100,000	75,000
Federal Home Loan Bank advances	505,565	815,957
Trust preferred borrowings	67,011	67,011
Other borrowed funds	78,417	108,777
Accrued interest payable and other liabilities	42,603	26,828
Total liabilities	3,270,473	3,215,925

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at September 30, 2009 and -0- at December 31, 2008	1	—
Common stock $.01 par value, 20,000,000 shares authorized; issued 16,655,153 at September 30, 2009 and 15,739,768 at December 31, 2008	166	157
Capital in excess of par value	166,440	87,033
Accumulated other comprehensive loss	(2,108)	(12,613)
Retained earnings	386,821	390,338
Treasury stock at cost, 9,580,569 shares at September 30, 2009 and December 31, 2008	(248,280)	(248,280)
Total stockholders’ equity	303,040	216,635
Total liabilities and stockholders’ equity	$3,573,513	$3,432,560

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In Thousands)
Operating activities:
Net income	$625	$ 19,456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,133	8,325
Depreciation, accretion and amortization	5,191	4,775
(Increase) decrease in accrued interest receivable and other assets	(11,315)	2,833
Origination of loans held-for-sale	(88,963)	(22,257)
Proceeds from sales of loans held-for-sale	79,815	22,928
Gain on mortgage banking activity	(1,430)	(264)
(Income) loss on mark to market adjustment on trading securities	(1,243)	255
Securities gain from the sale of MasterCard, Inc. and Visa, Inc. common stock	(119)	(1,370)
Gain on sale of investments	(1,823)	—
Stock-based compensation expense, net of tax benefit recognized	683	562
Excess tax benefits from share-based payment arrangements	—	(479)
Increase in accrued interest payable and other liabilities	15,753	6,399
Loss on wind-down of 1st Reverse	1,589	—
Loss on sale of assets acquired through foreclosure and valuation adjustments	2,391	40
Increase in value of bank-owned life insurance	(678)	(1,578)
Increase (decrease) in capitalized interest, net	24	(20)
Net cash provided by operating activities	35,633	39,605

Investing activities:
Maturities of investment securities	18,300	14,195
Purchases of investment securities available-for-sale	(16,049)	(24,000)
Sales of mortgage backed securities available-for-sale	101,032	—
Repayments of mortgage-backed securities available-for-sale	114,330	60,079
Purchases of mortgage-backed securities available-for-sale	(222,456)	(61,333)
Repayments of reverse mortgages	207	1,247
Disbursements for reverse mortgages	(153)	(173)
Purchase of 1st Reverse Financial Services, LLC	—	(2,442)
Purchases of loans	—	(2,776)
Net increase in loans	(100,150)	(107,117)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	—	4,038
Sales of assets acquired through foreclosure, net	2,102	1,058
Proceeds from the sale of MasterCard, Inc. and Visa, Inc. common stock	119	1,370
Investment in premises and equipment, net	(4,979)	(3,695)
Net cash used for investing activities	(107,697)	(119,549)

Financing activities:
Net increase in demand and savings deposits	274,379	28,148
Net increase in time deposits	19,158	150,314
Receipts from federal funds purchased & securities sold under agreement to repurchase	14,197,995	9,750,000
Repayments of federal funds purchased & securities sold under agreement to repurchase	(14,172,995)	(9,750,000)
Receipts from FHLB advances	23,862,548	66,992,555
Repayments of FHLB advances	(24,172,940)	(67,135,207)
Proceeds from issuance of unsecured bank debt	30,000	—
Dividends paid	(3,703)	(2,090)
Proceeds from issuance of preferred stock	52,625	—
Issuance of common stock and exercise of common stock options	26,016	2,115
Excess tax benefits from share-based payment arrangements	—	479
Purchase of treasury stock, net of reissuance	—	(2,426)
Net cash provided by financing activities	113,083	33,888
Increase (decrease) in cash and cash equivalents	41,019	(46,056)
Cash and cash equivalents at beginning of period	248,558	267,537
Cash and cash equivalents at end of period	$289,577	$221,481

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$36,375	$59,164
Cash paid for income taxes, net	973	8,644
Loans transferred to assets acquired through foreclosure	9,049	4,175
Net change in other comprehensive income	10,505	(6,019)
Net transfer of loans to loans held-for-sale	(622)	247

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

1. BASIS OF PRESENTATION

Our consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Montchanin Capital Management, Inc. (“Montchanin”) and its wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities products to Bank customers through WSFS’ retail banking system. WSFS Bank also owns a majority interest in 1st Reverse Financial Services, LLC (1st Reverse ), specializing in reverse mortgage lending. Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and personal trust services. Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums. We serve customers from our main office, 37 retail banking offices, loan production offices and operations centers located in Delaware, southeastern Pennsylvania and Virginia and through our website at www.wsfsbank.com. The Wealth Management Services Division provides wealth management and personal trust services to customers.

Although our current estimates contemplate current conditions and in some circumstances how we expect them to change in the future, it is reasonably possible that in 2009, actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, goodwill and intangible assets, post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the SEC’s Regulation S-X. Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10 (Formerly SFAS No. 123R, Share-Based Payment). We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Company and its subsidiaries. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2005 Plan is 862,000. At September 30, 2009, there were 108,206 shares available for future grants under the 2005 Plan.

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

A summary of the status of our Stock Incentive Plans at September 30, 2009 and September 30, 2008, respectively, and changes during the quarters then ended is presented below:

	September 30, 2009		September 30, 2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	756,888	$42.52	704,997	$43.27
Granted	—	—	7,000	58.00
Exercised	(13,660)	16.81	(42,350)	16.69
Forfeited	(6,960)	59.59	(1,300)	58.75
Outstanding at end of period	736,268	42.84	668,347	45.08

Exercisable at end of period	459,004	40.47	394,972	36.08

Weighted-average fair value
of awards granted	$—		$12.88

On July 1, 2009, 476,469 stock options were exercisable with an intrinsic value of $2.0 million. In addition, at July 1, 2009, there were 280,419 nonvested options with a weighted-average grant date fair value of $10.08 per option. During the third quarter of 2009, 3,155 options vested with no intrinsic value, and a weighted-average grant date fair value of $12.96 per option. Also during the quarter, 13,660 options were exercised with an intrinsic value of $197,000. There were 459,004 exercisable options remaining at September 30, 2009, with an intrinsic value of $1.7 million and a remaining weighted-average contractual term of 2.8 years. At September 30, 2009 there were 736,268 total stock options outstanding with an intrinsic value of $2.0 million and a remaining weighted-average contractual term of 3.0 years. During the third quarter of 2008, 42,350 options were exercised with an intrinsic value of $1.7 million and 7,171 options vested with a weighted-average grant date fair value of $13.79 per option.

A summary of the status of our Stock Incentive Plans at September 30, 2009 and September 30, 2008, respectively, and changes during the nine months then ended is presented below:

	September 30, 2009		September 30, 2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	675,887	$44.98	722,582	$43.14
Granted	83,921	23.33	10,150	55.19
Exercised	(13,660)	16.81	(56,100)	19.74
Forfeited	(9,880)	59.50	(8,285)	59.73
Outstanding at end of period	736,268	42.84	668,347	45.08

Exercisable at end of period	459,004	40.47	394,972	36.08

Weighted-average fair value
of awards granted	$5.42		$11.86

Beginning January 1, 2009, 473,445 stock options were exercisable. During the nine months ended September 30, 2009, 7,631 options vested with no intrinsic value, and a weighted-average grant date fair value of $13.34 per option. Also during the first nine months of 2009, 13,660 options were exercised with an intrinsic value of $197,000. During the first nine months of 2008, 56,100 options were exercised with an intrinsic value of $2.0 million and 11,656 options vested with a weighted-average grant date fair value of $13.52 per option.

The total amount of compensation cost related to nonvested stock options as of September 30, 2009 was $1.3 million. This amount will be expensed over the weighted-average period of 2.2 years. We issue new shares upon the exercise of options.

During the third quarter of 2009, there were no options granted. During the first nine months of 2009, we granted 83,921 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 1.7% in 2009; an expected option life of three and three-quarter years; and an expected stock price volatility of 34.5% in 2009. For the purposes of this option-pricing model, a dividend yield of 2.1% was assumed.

During the third quarter of 2009 and 2008 we issued 60 and 40 shares, respectively, of restricted stock units. During the first three quarters of 2009 and 2008 we issued 235 and 132 shares, respectively, of restricted stock units. These awards vest over five years: 0% during the first two years, 25% at the end of each of the third and fourth years and 50% at the end of the fifth year. In addition, during the third quarter of 2009 we issued 2 shares of restricted stock units and during the first nine months of 2009 we issued 1,143 shares of restricted stock units, which vest over four years, 25% on each anniversary date.

During the third quarter of 2009 we issued 14 shares of restricted stock units. Additionally, for the first nine months of 2009 we issued 25,248 shares of restricted stock and 5,237 shares of restricted stock units. These awards vest over four years (25% per year on the first four anniversaries of the awards). In addition, for these stock awards made to certain executive officers, there are additional vesting limitations relating to these awards.  Under these additional limitations; 25% of the awards will become transferrable at the time of repayment of at least 25% of the aggregate financial assistance received by the Company under the Emergency Economic Stabilization Act of 2008 (“EESA”); an additional 25% of the shares granted (for an aggregate total of 50% of the shares transferrable) at the time of repayment of at least 50% of the aggregate financial assistance received by the Company under EESA; an additional 25% of the shares granted (for an aggregate total of 75% of the shares transferrable) at the time of repayment of at least 75% of the aggregate financial assistance received by the Company under EESA. The remainder of the shares will vest following the time of repayment of 100% of the aggregate financial assistance received by the Company under EESA. If the date specified has not occurred by the tenth anniversary of the grant date, the grantee shall forfeit all of the restricted shares. Finally, we issued 640 shares of restricted stock during the first nine months of 2009 that vest over four years, 25% on each anniversary date which are not subject to the additional EESA restrictions.

During the first nine months of 2009 we awarded 11,120 shares of Common Stock from this plan to our Board of Directors as part of their semi-annual retainer. These shares are not subject to a vesting period.

During 2008, we created a performance-based incentive program under the terms of the 2005 Plan. Under this program shares of WSFS stock may be awarded to certain members of management.

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

We did not recognize any compensation expense related to this program in the first nine months of 2009. Compensation expense for the Long-Term Program was based on the closing stock price as of May 28, 2008 and will begin to be recognized once the achievement of target performance is considered probable.

At September 30, 2009 we had 108,206 shares available for issuance under the 2005 Plan. Full share awards, such as restricted stock, have the equivalence of four option grants for the purpose of calculating shares available for issuance. Under the provisions of the Long Term Program, if a performance level is achieved and there are insufficient shares available for grant, then we would have the option of granting the available shares with the remainder being paid in cash.

The impact of stock-based compensation (stock options, restricted stock units and restricted stock) for the three months ended September 30, 2009 was $343,000 pre-tax ($263,000 after tax) or $0.04 per diluted share, to salaries, benefits and other compensation. This compares to $285,000 pre-tax ($231,000 after tax) or $0.04 per diluted share for the three months ended September 30, 2008. The impact of stock-based compensation for the nine months ended September 30, 2009 was $1.1 million pre-tax ($896,000 after tax) or $0.14 per diluted share, to salaries, benefits and other compensation. This compares to $870,000 pre-tax ($703,000 after tax) or $0.11 per diluted share for the nine months ended September 30, 2008. The increase in the first nine months of 2009 over 2008 was mainly due to the timing of stock option grants. In prior years, stock options have been granted to Associates during the fourth quarter. The stock options that would have been awarded in the fourth quarter of 2008 were delayed until the first quarter of 2009. This delay and the effect of immediately expensing stock-based compensation to retirement eligible Associates accounted for the increase in compensation expense related to stock options.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In Thousands, Except per Share Data)
Numerator:
Net (loss) income allocable to common shareholders	$(633)	$5,510	$(1,273)	$19,456

Denominator:
Denominator for basic earnings per share — weighted average shares	6,266	6,146	6,210	6,152
Effect of dilutive employee stock options	—	144	—	140
Denominator for diluted earnings per share — adjusted
weighted average shares and assumed exercise	6,266	6,290	6,210	6,292
Basic earnings per share	$(0.10)	$.90	$(0.20)	$3.16
Diluted earnings per share	$(0.10)	$.88	$(0.20)	$3.09
Outstanding common stock equivalents having no dilutive effect	826	375	881	380

For the three and nine months ended September 30, 2009, 68,818 and 64,798 employee stock options were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive due to the net loss reported in these periods.

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities (which includes reverse mortgages):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

September 30, 2009:
Reverse mortgages	$(139)	$—	$—	$(139)
U.S. Government and agencies	41,715	796	—	42,511
State and political subdivisions	3,935	92	—	4,027

	$45,511	$888	$—	$46,399
December 31, 2008
Reverse mortgages	$(61)	$—	$—	$(61)
U.S. Government and agencies	43,778	857	1	44,634
State and political subdivisions	4,020	—	86	3,934
	$47,737	$857	$87	$48,507

Held-to-maturity:

September 30, 2009:
State and political subdivisions	$998	$—	$31	$967
	$998	$—	$31	$967
December 31, 2008:
State and political subdivisions	$1,181	$—	$110	$1,071
	$1,181	$—	$110	$1,071

Securities with book values aggregating $39.5 million at September 30, 2009 were pledged as collateral for WSFS’ Treasury Tax and Loan account with the Federal Reserve Bank, Federal Reserve Credit Discount, securities sold under agreement to repurchase, and certain letters of credit and municipal deposits which require collateral. Accrued interest receivable relating to investment securities was $426,000 and $409,000 at September 30, 2009 and December 31, 2008, respectively.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at September 30, 2009 were as follows:

	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within one year (1)	$—	$—	$6,689	$6,744
After one year but within five years	630	630	38,572	39,398
After five years but within ten years	—	—	250	257
After ten years	368	337	—	—
	$998	$967	$45,511	$46,399

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

There were no sales of investment securities classified as available-for-sale or held-to-maturity for the quarters ended September 30, 2009 or September 30, 2008. The cost basis for investment security sales is based on the specific identification method. Investment securities totaling $18.3 million were called by their issuers during the first nine months of 2009.

At September 30, 2009, we owned investment securities totaling $249,000 where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $31,000 at September 30, 2009. This temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. The entire $249,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. The following table includes unrealized losses aggregated by category:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$249	$31	$249	$31

Available-for-sale
State and political subdivisions	—	—	—	—	—	—
U.S Government and agencies	—	—	—	—	—	—

Total temporarily impaired investments	$—	$—	$249	$31	$249	$31

4. MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

September 30, 2009:
Collateralized mortgage obligations	$389,188	$4,378	$11,443	$382,123
FNMA	54,546	1,188	3	55,731
FHLMC	31,290	857	—	32,147
GNMA	41,946	1,480	11	43,415
	$516,970	$7,903	$11,457	$513,416

Weighted average yield	4.89%

December 31, 2008:
Collateralized mortgage obligations	$419,177	$2,595	$25,728	$396,044
FNMA	35,578	932	—	36,510
FHLMC	30,477	830	—	31,307
GNMA	22,536	992	—	23,528
	$507,768	$5,349	$25,728	$487,389

Weighted average yield	5.30%

Trading securities:

September 30, 2009:
Collateralized mortgage obligations	$12,059	$—	$—	$12,059
	$12,059	$—	$—	$12,059

Weighted average yield	3.25%

December 31, 2008:
Collateralized mortgage obligations	$10,816	$—	$—	$10,816
	$10,816	$—	$—	$10,816

Weighted average yield	3.47%

The portfolio of available-for-sale mortgage-backed securities consists of $513.4 million of both Agency and non-Agency bonds. All bonds were AAA-rated at time of purchase; $88.6 million are now rated below AAA.  Downgraded bonds were evaluated at September 30, 2009. The result of this evaluation shows no other-than-temporary impairment as of September 30, 2009. The weighted average duration of the mortgage-backed securities was 2.6 years at September 30, 2009.

At September 30, 2009, mortgage-backed securities with par values aggregating $249.3 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. Accrued interest receivable relating to mortgage-backed securities was $2.1 million at both September 30, 2009 and December 31, 2008. From time to time, mortgage-backed securities are pledged as collateral for Federal Home Loan Bank (FHLB) borrowings and other obligations. The fair value of these pledged mortgage-backed securities at September 30, 2009 was $181.9 million.

During the first nine months of 2009, proceeds from the sale of mortgage-backed securities available-for-sale were $101.0 million, resulting in a gain of $1.8 million. The cost basis of all mortgage-backed securities sales is based on the specific identification method. There were no sales of mortgage-backed securities available-for-sale during the first nine months of 2008.

We own $12.4 million par value of SASCO RM-1 2002 securities which are classified as trading, of which, $1.4 million is accrued interest paid in kind. Because of seasoning and being well over-collateralized, we expect to recover all principal and interest. Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) (Formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading. It was our intent to sell them in the near term. We have used the guidance under ASC 320 to provide a reasonable estimate of fair value in 2009. We estimated the value of these securities as of September 30, 2009 based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach.

At September 30, 2009, we owned mortgage-backed securities totaling $202.5 million where the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $11.5 million at September 30, 2009. This temporary impairment is the result of changes in market interest rates, a lack of liquidity in the mortgage-backed securities market and the reduction in credit ratings of 26 bonds out of 83. Most of these securities have been impaired for twelve months or longer. We have determined that these securities are not other-than-temporarily impaired. Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage. In addition, we do not have the intent to sell, nor is it more likely-than not we will be required to sell these securities before we are able to recover the amortized cost basis. The following table lists the unrealized losses aggregated by category:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$15,283	$496	$175,270	$10,947	$190,553	$11,443
FNMA	9,381	3	—	—	9,381	3
FHLMC	—	—	—	—	—	—
GNMA	2,612	11	—	—	2,612	11

Total temporarily impaired MBS	$27,276	$510	$175,270	$10,947	$202,546	$11,457

5. IMPAIRED LOANS

Loans from which it is probable we will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of FASB ASC 310, Receivables (Formerly SFAS No. 114,Accounting for Creditors for Impairment of a Loan).

We had impaired loans of approximately $83.7 million at September 30, 2009 compared to $31.3 million at December 31, 2008. The average recorded balance of aggregate impaired loans was $58.7 million for the nine months ended September 30, 2009 and $26.1 million for the year-ended December 31, 2008. The specific allowance for losses on these impaired loans was $12.8 million at September 30, 2009 compared to $395,000 at December 31, 2008.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses. Losses are recognized in the period an obligation becomes uncollectible. Any charge-offs recognized during the period are not included in the allowance for losses on impaired loans as of September 30, 2009 or December 31, 2008.

6. COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income:

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In Thousands)

Net income	$1	$5,510	$625	$19,456

Other Comprehensive Income:

Unrealized holding gains (losses) on securities
available-for-sale arising during the period	12,034	(398)	18,761	(9,708)
Tax (expense) benefit	(4,573)	151	(7,129)	3,689
Net of tax amount	7,461	(247)	11,632	(6,019)

Reclassification adjustment for gains included in net income	(1,129)	—	(1,817)	—
Tax expense	429	—	690	—
Net of tax amount	(700)	—	(1,127)	—

Total comprehensive income	$6,762	$5,263	$11,130	$13,437

7. TAXES ON INCOME

We account for income taxes in accordance with ASC 740, Income Taxes (Formerly SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes, an Interpretation of FASB Statement 109). ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have assessed valuation allowances on the deferred income taxes due to, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the financial statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of ASC 740.

The total amount of unrecognized tax benefits as of September 30, 2009 and December 31, 2008 were $1.8 million and $2.6 million, respectively, of which $1.3 million would have affected our September 30, 2009 effective tax rate if recognized. As of September 30, 2009 and December 31, 2008, the total amount of accrued interest included in such unrecognized tax benefits was $341,000 and $572,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense. The decrease in the unrecognized tax benefits was primarily due to the expiration of a statute of limitations.

While our Federal and State tax years 2006 through 2008 remain subject to examination as of September 30, 2009, the Internal Revenue Service (“IRS”) completed its examination of our 2004 through 2006 Federal tax returns during the quarter ended June 30, 2008. During 2008 we successfully completed the IRS appeal process and during the quarter ended March 31, 2009 we recovered $863,000 of taxes plus $275,000 of interest that were previously assessed during the audit phase. The financial statement impact of the recovery was recorded during 2008, however we received $130,000 more interest than originally expected. This amount, net of federal tax expense, was recorded as a reduction of income tax expense during 2009.

During the fourth quarter of 2007, we donated a N.C. Wyeth mural which was previously displayed in our former headquarters. The estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements during 2007. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the IRS. The IRS is still in the process of evaluating this tax deduction and we anticipate this evaluation to be completed during 2009.

8.	SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments. There is one segment for WSFS Bank and one for Cash Connect, the ATM division of WSFS. The third segment, “All Others”, represents the combined contributions of Montchanin, WSFS Investment Group, Inc., our Wealth Management Services Division, and 1st Reverse. Montchanin, WSFS Investment Group, Inc., Wealth Management Services Division, and 1st Reverse each offer different products, to a separate customer base, through distinct distribution methods. Therefore, we have combined these entities to form the operating segment “All Others”.

The WSFS Bank segment provides financial products to commercial and retail customers through its main office, 37 retail banking and loan production offices and operations center. Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment of the Company in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The “All Others” column, for the nine months ended September 30, 2009, includes a $1.6 million pre-tax charge related to 1st Reverse, which includes the write-off of all related goodwill and intangibles, uncollectable receivables and our remaining investment in this subsidiary.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three and nine months ended September 30, 2009 and 2008 follows:

	For the Three Months Ended September 30,
	2009				2008
	WSFS	Cash Connect	All Others	Total	WSFS	Cash Connect	All Others	Total
	(in Thousands)
External customer revenues:
Interest income	$39,124	$—	$6	$39,130	$41,333	$—	$4	$41,337
Noninterest income	9,855	3,181	1,502	14,538	7,158	3,458	1,068	11,684
Total external customer revenues	48,979	3,181	1,508	53,668	48,491	3,458	1,072	53,021

Inter-segment revenues:
Interest income	87	—	—	87	867	—	—	867
Noninterest income	1,185	83	—	1,268	1,041	183	—	1,224
Total inter-segment revenues	1,272	83	—	1,355	1,908	183	—	2,091

Total revenue	50,251	3,264	1,508	55,023	50,399	3,641	1,072	55,112

External expenses:
Interest expense	12,837	—	—	12,837	18,030	—	—	18,030
Noninterest expenses	22,161	1,508	1,900	25,569	19,151	1,864	2,007	23,022
Provision for loan loss	15,483	—	—	15,483	3,502	—	—	3,502
Total external expenses	50,481	1,508	1,900	53,889	40,683	1,864	2,007	44,554

Inter-segment expenses:
Interest expense	—	87	—	87	—	867	—	867
Noninterest expenses	83	202	983	1,268	183	254	787	1,224
Total inter-segment expenses	83	289	983	1,355	183	1,121	787	2,091

Total expenses	50,564	1,797	2,883	55,244	40,866	2,985	2,794	46,645

(Loss) income before minority interest and taxes	$(313)	$1,467	$(1,375)	$(221)	$9,533	$656	$(1,722)	$8,467

Income tax (benefit) provision				(222)				2,957
Consolidated net income				$1				$5,510

Cash and cash equivalents	$62,446	$223,646	$3,485	289,577	$59,558	$159,824	$2,099	221,481
Other segment assets	3,256,674	15,386	11,876	3,283,936	3,015,521	15,833	2,006	3,033,360

Total segment assets	$3,319,120	$239,032	$15,361	$3,573,513	$3,075,079	$175,657	$4,105	$3,254,841

Capital expenditures	$2,462	$199	$—	$2,661	$701	$118	$—	$819

	For the Nine Months Ended September 30,
	2009				2008
	WSFS	Cash Connect	All Others	Total	WSFS	Cash Connect	All Others	Total
	(in Thousands)
External customer revenues:
Interest income	$117,770	$—	$6	$117,776	$126,688	$—	$4	$126,692
Noninterest income	25,050	8,813	4,443	38,306	21,883	10,626	3,352	35,861
Total external customer revenues	142,820	8,813	4,449	156,082	148,571	10,626	3,356	162,553

Inter-segment revenues:
Interest income	414	—	—	414	3,181	—	—	3,181
Noninterest income	2,976	252	—	3,228	2,772	519	—	3,291
Total inter-segment revenues	3,390	252	—	3,642	5,953	519	—	6,472

Total revenue	146,210	9,065	4,449	159,724	154,524	11,145	3,356	169,025

External expenses:
Interest expense	41,212	—	—	41,212	60,049	—	—	60,049
Noninterest expenses	69,528	3,853	7,517	80,898	55,809	4,584	4,736	65,129
Provision for loan loss	35,133	—	—	35,133	8,325	—	—	8,325
Total external expenses	145,873	3,853	7,517	157,243	124,183	4,584	4,736	133,503

Inter-segment expenses:
Interest expense	—	405	9	414	—	3,181	—	3,181
Noninterest expenses	252	642	2,334	3,228	519	701	2,071	3,291
Total inter-segment expenses	252	1,047	2,343	3,642	519	3,882	2,071	6,472

Total expenses	146,125	4,900	9,860	160,885	124,702	8,466	6,807	139,975

(Loss) Income before minority interest and taxes	$85	$4,165	$(5,411)	$(1,161)	$29,822	$2,679	$(3,451)	$29,050

Income tax (benefit) provision				(1,786)				9,594
Consolidated net income				$625				$19,456

Cash and cash equivalents	$62,446	$223,646	$3,485	289,577	$59,558	$159,824	$2,099	221,481
Other segment assets	3,256,674	15,386	11,876	3,283,936	3,015,521	15,833	2,006	3,033,360

Total segment assets	$3,319,120	$239,032	$15,361	$3,573,513	$3,075,079	$175,657	$4,105	$3,254,841

Capital expenditures	$6,863	$337	$13	$7,213	$3,428	$177	$1	$3,606

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

The book value and estimated fair value of our financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$289,577	$289,577	$248,558	$248,558
Investment securities	47,397	47,366	49,688	49,578
Mortgage-backed securities	525,475	525,475	498,205	498,205
Loans, net	2,509,976	2,518,263	2,443,835	2,435,135
Bank-owned life insurance	60,015	60,015	59,337	59,337
Stock in Federal Home Loan Bank of Pittsburgh	39,305	39,290	39,305	39,290
Accrued interest receivable	11,403	11,403	11,609	11,609

Financial liabilities:
Deposits	2,476,877	2,477,116	2,122,352	2,101,881
Borrowed funds	750,993	768,200	1,066,745	1,035,401
Accrued interest payable	11,630	11,630	6,794	6,794

The estimated fair value of our off-balance sheet financial instruments is as follows:

	September 30, 2009	Dec. 31, 2008
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$5,024	$5,926
Standby letters of credit	607	597

10. FAIR VALUE OF FINANCIAL ASSETS

We adopted the provisions of FASB ASC 820-10 (Formerly SFAS No. 157, Fair Value Measurements andFinancial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157), for financial assets and financial liabilities. This adoption did not have a material impact on our financial statements.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of September 30, 2009 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available for sale securities	$-	$559,815	$-	$559,815
Trading Securities	-	-	12,059	$12,059
Total assets measured at fair value on a recurring basis	$-	$559,815	$12,059	$571,874
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired Loans	$-	$70,906	$-	$70,906
Total assets measured at fair value on a nonrecurring basis	$-	$70,906	$-	$70,906

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

Available for sale securities. Securities classified as available for sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $42.4 million in Federal Agency debentures, $226.8 million in Federal Agency mortgage-backed securities, $286.6 million of Private Label mortgage-backed securities, and $4.0 million in municipal bonds. All bonds were AAA-rated at time of purchase.  We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under ASC 820-10. As prescribed by ASC 820-10 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect management’s assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated traunches of this asset class. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis. All of these assumptions require a significant degree of management judgment.

The changes in Level 3 assets measured at fair value are summarized as follows:

Trading
Securities
(In Thousands)

Balance at January 1, 2009	$10,816
Total net gains for the period included in net income	1,243
Purchases, sales, issuances, and settlements, net	—
Balance at September 30, 2009	$12,059

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $83.7 million at September 30, 2009. The valuation allowance on impaired loans was $12.8 million as of September 30, 2009.

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

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by us. Repurchases and losses are rare, and no provision is made for losses at the time of sale. During 2008 through the third quarter of 2009, we had no repurchases under these indemnifications.

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

At September 30, 2009 there were forty-five variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, compared to thirty-nine at December 31, 2008. The initial notional amount aggregated approximately $220.2 million at September 30, 2009 compared with $176.6 million at December 31, 2008. At September 30, 2009 maturities ranged from approximately one day to thirteen years. The aggregate market value of these swaps to the customers was a liability of $16.4 million at September 30, 2009 and $20.9 million at December 31, 2008. At September 30, 2009 all of the swap transactions were in a paying position to third-party financial institutions.

12. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for us.

We account for our obligations under the provisions of FASB ASC 715, Compensation – Retirement Benefits (“ASC 715”) (Formerly SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions). ASC 715 requires that the costs of these benefits be recognized over an Associate’s active working career.

The following disclosures of the net periodic benefit cost components of post-retirement benefits were measured at January 1, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2009	2008	2009	2008

Service cost	$40	$36	$120	$107
Interest cost	35	34	105	103
Amortization of transition obligation	15	15	45	45
Net loss recognition	4	4	13	12
Net periodic benefit cost	$94	$89	$283	$267

13. NONINTEREST EXPENSES

During the nine months ended September 30, 2009, we incurred $5.7 million of charges we consider to be non-routine. These charges are included in Noninterest expenses in the Consolidated Statement of Operations and include the following:

•

A $1.6 million charge resulting from management’s decision to conduct an orderly wind-down of 1st Reverse. The charge represents the write-off of all related goodwill and intangibles, uncollectible receivables and our remaining investment in that subsidiary (reflected in Other operating expenses).

•	A $1.7 million insurance premium charged by the FDIC representing our share of the special assessment levied on the banking industry at June 30, 2009 (reflected in FDIC expenses).

•

A $1.5 million charge related to the previously disclosed fraudulent wire transfer activity affecting the accounts of two customers ($1.3 million reflected in Other operating expense and $0.2 million reflected in Professional fees).

•	A $953,000 expense related to due diligence on an acquisition prospect in which discussions have terminated (reflected in Professional fees).

There were no material non-routine charges recorded during the three month period ended September 30, 2009, or the three and nine month periods ended September 30, 2008.

14. STOCK AND COMMON STOCK WARRANTS

The Company entered into a purchase agreement with the U.S. Treasury on January 23, 2009, pursuant to which the Company issued and sold 52,625 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of the Company’s common stock at an exercise price of $45.08 per share. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year. The Company has declared and paid $1.5 million in preferred stock dividends during the first nine months of 2009.

The Company allocated total proceeds of $52.6 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000, respectively, on January 23, 2009. The preferred stock discount will be accreted, on an effective yield method, to preferred stock over five years. The Company has accreted a total of $92,000 during the first nine months of 2009 relating to the discount on preferred stock.

The Company completed its previously announced private placement of stock to Peninsula Investment Partners, L.P. (Peninsula) on September 24, 2009, pursuant to which the company issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of the Company’s common stock at an exercise price of $29.00 per share.

The Company allocated total proceeds of $25.0 million, based on the relative fair value of common stock and common stock warrants, to common stock for $23.5 million and common stock warrants for $1.5 million on September 24, 2009.

15. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 9, 2009, the filing date of this Form 10-Q with the Securities and Exchange Commission and has not identified any subsequent events requiring recognition or disclosures in the financial statements.

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

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital management, Inc. (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., and also owns a majority interest in 1st Reverse Financial Services, LLC (“1st Reverse”). Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC (“Cypress”). For additional information on the Company or any of our subsidiaries, see Note 1, Basis of presentation, to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

The following discussion may contain statements which are not historical facts and are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which are based on various assumptions, some of which may be beyond the company’s control, are subject to risks and uncertainties and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which the company operates, the volatility of the financial and securities markets, including changes with respect to the market value of our financial assets, changes in government laws and regulations affecting financial institutions, including potential expenses associated therewith, changes resulting from our participation in the CPP, including additional conditions that may be imposed in the future on participating companies, and the costs associated with resolving any problem loans and other risks and uncertainties discussed in documents filed by WSFS Financial Corporation with the Securities and Exchange Commission from time to time. The Corporation does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We continually assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. No valuation allowance is required as of September 30, 2009.

Fair Value Measurements

We adopted FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. See Note 10, Fair Value of Financial Assets.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $141.0 million, or 4%, during the nine months ended September 30, 2009. Total loans increased $66.1 million, or 3%, attributable to a $131.5 million, or 8%, increase in commercial and commercial real estate loans offset by a decrease in residential mortgage loans of $50.4 million, or 13%, and an additional allowance for loan losses of $21.0 million, or 67%. Mortgage-backed securities increased $27.3 million, or 5%. Finally, cash and cash equivalents increased $41.0 million, or 17%. This included a $7.0 million, or 12% increase in cash and due from banks, and a $33.7 million, or 18%, increase in cash in non-owned ATMs.

Total liabilities increased $54.5 million, or 2%, between December 31, 2008 and September 30, 2009 to $3.3 billion. This increase was mainly due to an increase in deposits of $354.5 million, or 17%. This included increases of $357.0 million, or 21%, in customer deposits and $22.9 million, or 7%, in brokered certificates of deposit. These increases in customer deposits improved our funding mix as deposit growth reduced our need for more costly wholesale funding. As a result, both Federal Home Loan Bank (FHLB) advances and other jumbo certificates of deposits decreased by $310.4 million, or 38%, and $25.4 million, or 24%, respectively.

At September 30, 2009, we had approximately $10.9 million in goodwill, primarily the result of a multi-branch purchase in 2008.  At September 30, 2009, we considered whether there were any occurrences of a triggering event which would require us to test the goodwill for impairment before our annual test in December, as required under GAAP.  Our review concluded there were no such occurrences and therefore we did not test our goodwill for impairment.

Capital Resources

Stockholders’ equity increased $86.4 million between December 31, 2008 and September 30, 2009. This increase was mainly due to the sale of senior preferred stock to the U.S. Department of the Treasury under its Capital Purchase Program (“CPP”) totaling $52.6 million and the sale of $25.0 million of common stock to Peninsula Investment Partners, L.P (“Peninsula”). Also, accumulated other comprehensive loss decreased $10.5 million during the first nine months of 2009 mainly due to an increase in the fair value of securities available-for-sale.  Partially offsetting these increases was the declaration of common and preferred dividends totaling $2.2 million and $1.5 million, respectively, during the nine months ended September 30, 2009.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of September 30, 2009 (dollars in thousands):

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$359,116	12.39%	$231,917	8.00%	$289,896	10.0%
Core Capital (to Adjusted Total Assets)	323,837	9.10	142,310	4.00	177,887	5.00
Tangible Capital (to Tangible Assets)	323,837	9.10	53,366	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	323,837	11.17	115,958	4.00	173,938	6.00

Under Office of Thrift Supervision (“OTS”) capital regulations, savings institutions such as the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. At September 30, 2009 the Bank was in compliance with regulatory capital requirements and is considered a “well-capitalized” institution.

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

As a financial institution, the Bank has ready access to several sources to fund growth and meet its liquidity needs. Among these are: net income, deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements and the brokered deposit market. The Bank’s branch expansion is intended to enter us into new, but contiguous, markets, attract new customers and provide funding for its business loan growth. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration, AAA-rated, mortgage-backed securities and Agency notes that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

During the nine months ended September, 2009, cash and cash equivalents increased $41.0 million to $289.6 million. The increase was a result of the following: a $293.5 million increase in cash provided through increases in demand, savings and time deposits; the sale of 52,625 shares of senior preferred stock, resulting in an increase in cash of $52.6 million; increase in cash of $35.6 million provided by operating activities; the issuance of $30.0 million of unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”); and an increase in cash of $25.0 million from the completion of the common stock sale to Peninsula in September 2009. Partially offsetting these increases was net borrowings from the FHLB, which decreased $310.4 million during the nine months ended September 30, 2009, resulting in a decrease in cash. In addition, net loan growth resulted in the use of $100.2 million in cash, which was primarily the result of the successful implementation of specific strategies designed to increase corporate and small business lending.

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

	September 30,	December 31,
	2009	2008
	(In Thousands)
Nonaccruing loans:
Commercial	$7,308	$986
Consumer	935	352
Commercial mortgage	3,554	5,748
Residential mortgage	8,472	4,753
Construction	55,862	16,595

Total nonaccruing loans	76,131	28,434
Assets acquired through foreclosure	9,465	4,471
Troubled debt restructuring	7,600	2,855

Total nonperforming assets	$93,196	$35,760

Past due loans:(1)
Residential mortgages	2,146	1,313
Commercial and commercial mortgages	3,971	—
Consumer	275	26

Total past due loans	$6,392	$1,339

Ratios:
Nonaccruing loans to total loans (2)	2.99%	1.15%
Allowance for loan losses to total loans (2)	2.05%	1.26%
Nonperforming assets to total assets	2.61%	1.04%
Loan loss allowance to nonaccruing loans (3)	51.96%	108.30%
Loan and foreclosed asset allowance to total
nonperforming assets (3)	42.45%	86.11%

(1)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)	Total loans exclude loans held for sale.
(3)	Total applicable allowance represents general valuation allowances only.

Nonperforming assets increased $57.4 million between December 31, 2008 and September 30, 2009. As a result, nonperforming assets, as a percentage of total assets, increased from 1.04% at December 31, 2008 to 2.61% at September 30, 2009. The increase was largely attributable to nine residential construction projects totaling $33.5 million and four commercial construction projects totaling $10.9 million. Nonperforming commercial loans increased due to three commercial relationships placed on nonaccrual status and an increase in nonperforming small business loans during the nine months ended September 30, 2009. There was also a $5.0 million increase in properties acquired through foreclosures (REO) due to two residential construction projects now held by us. Other notable increases were in troubled debt restructuring (TDR) and residential mortgages which increased $4.7 million and $3.7 million, respectively.

Total past due loans increased $5.1 million to $6.4 million at September 30, 2009. This increase was mainly due to one owner occupied commercial mortgage we are in the process of modifying. This loan has a partial USDA guarantee and any modification requires their consent and we expect resolution before year-end.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the nine months ended September 30 2009	For the year ended December 31, 2008
	(In Thousands)
Beginning balance	$35,760	$31,809
Additions	86,967	42,000
Collections	(8,003)	(20,422)
Transfers to accrual	(5,768)	(1,345)
Charge-offs / write-downs, net	(15,760)	(16,282)
Ending balance	$93,196	$35,760

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by management. At September 30, 2009, interest-bearing assets exceeded interest-earning liabilities that mature or reprice within one year (interest-sensitive gap) by $35.7 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 99.6% at June 30, 2009 to 101.8% at September 30, 2009. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 1.0% at September 30, 2009 from (0.24)% at June 30, 2009. The change in sensitivity since June 30, 2009 is the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a “Management of Interest Rate Risk, Investment Securities and Derivative Activities.” This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at September 30, 2009 and 2008, calculated in compliance with Thrift Bulletin No. 13a:

		At September 30,
		2009		2008
Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Net Portfolio Value Ratio (2)	% Change in Net Interest Margin (1)	Net Portfolio Value Ratio (2)

+300		0%	8.12%	2%	8.59%
+200		-2%	8.77%	1%	8.72%
+100		-3%	8.93%	0%	8.93%
0		0%	9.60%	0%	9.09%
-100		-5%	9.81%	-2%	9.78%
-200	(3)	NMF	NMF	-3%	10.25%
-300	(3)	NMF	NMF	-4%	10.60%

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at September 30, 2009 given the low absolute level of interest rates at that time.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Results of Operations

We recorded breakeven net income or a loss of $0.10 per common share, due to the effects of preferred stock dividends, for the third quarter of 2009. This compares to net income of $5.5 million ($8.5 million pre-tax) or $0.88 per diluted common share for the same quarter last year. Earnings for the third quarter of 2009 were impacted by an increase in the provision for loan losses to $15.5 million compared to $3.5 million in the third quarter of 2008. This increase was a result of several factors, including risk grade migration due to deterioration in borrower’s financial condition, collateral depreciation and to a lesser extent, growth in the commercial loan portfolio. Noninterest expenses increased $2.5 million mainly due to an increase in FDIC insurance premiums and an increase in costs associated with REO properties. Net interest income for the third quarter of 2009 was $26.3 million, a $3.0 million increase, compared to $23.3 million for the third quarter of 2008.

Net income for the first nine months of 2009 was $625,000. Net loss allocable to common shareholders was a net loss of $1.3 million or a loss of $0.20 per common share due to the effects of preferred stock dividends. This compares to net income of $19.5 million ($29.1 million pre-tax) or $3.09 per diluted common share for the same nine months of 2008. Consistent with the quarterly results, earnings for the first nine months of 2009 were impacted by a $35.1 million provision for loan losses, an increase of $26.8 million over the first nine months of 2008. In addition, noninterest expenses increased $15.8 million over the first nine months of 2009 due to several non-routine items during the second quarter of 2009, as well as increased workout loan costs and franchise growth. Net interest income for the first nine months of 2009 improved by $9.9 million in comparison to the first nine months of 2008.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30,
	2009			2008
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$759,139	$8,731	4.60%	$765,596	$11,202	5.85%
Residential real estate loans	395,705	5,236	5.29	435,983	6,453	5.92
Commercial loans	1,102,937	14,531	5.25	843,687	12,635	5.99
Consumer loans	301,604	3,785	4.98	284,215	4,393	6.15
Total loans	2,559,385	32,283	5.09	2,329,481	34,683	6.00
Mortgage-backed securities (4)	530,673	6,435	4.85	469,368	5,904	5.03
Investment securities (4) (5)	47,403	412	3.49	34,410	376	4.37
Other interest-earning assets	39,618	-	0.00	44,639	374	3.33
Total interest-earning assets	3,177,079	39,130	4.96	2,877,898	41,337	5.78
Allowance for loan losses	(41,780)			(28,246)
Cash and due from banks	55,481			65,650
Cash in non-owned ATMs	225,740			176,441
Bank owned life insurance	59,859			58,769
Other noninterest-earning assets	95,767			63,647
Total assets	$3,572,146			$3,214,159

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$234,621	$158	0.27%	$172,650	$238	0.55%
Money market	477,857	1,411	1.17	290,027	1,176	1.61
Savings	223,041	123	0.22	195,758	150	0.30
Retail time deposits	678,059	4,832	2.83	521,807	4,490	3.42
Total interest-bearing retail deposits	1,613,578	6,524	1.60	1,180,242	6,054	2.04
Jumbo certificates of deposits	63,146	439	2.76	91,682	671	2.91
Brokered certificates of deposit	347,297	615	0.70	316,049	2,211	2.78
Total interest-bearing deposits	2,024,021	7,578	1.49	1,587,973	8,936	2.24
FHLB of Pittsburgh advances	551,267	4,221	3.00	823,750	7,235	3.44
Trust preferred borrowings	67,011	389	2.27	67,011	747	4.36
Other borrowed funds	203,474	649	1.28	194,929	1,112	2.28
Total interest-bearing liabilities	2,845,773	12,837	1.80	2,673,663	18,030	2.70
Noninterest-bearing demand deposits	409,437			286,128
Other noninterest-bearing liabilities	37,514			32,895
Stockholders’ equity	279,422			221,473
Total liabilities and stockholders’ equity	$3,572,146			$3,214,159

Excess of interest-earning assets over interest-bearing liabilities	$331,306			$204,235
Net interest and dividend income		$26,293			$23,307

Interest rate spread			3.16%			3.08%
Net interest margin			3.35%			3.28%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

	Nine Months Ended September 30,
	2009			2008
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$786,900	$27,356	4.64%	$755,730	$35,844	6.32%
Residential real estate loans	411,844	16,947	5.49	439,917	19,290	5.85
Commercial loans	1,044,873	40,359	5.20	820,322	38,328	6.27
Consumer loans	300,520	11,351	5.05	279,455	13,367	6.39
Total loans	2,544,137	96,013	5.07	2,295,424	106,829	6.25
Mortgage-backed securities (4)	559,319	20,719	4.94	476,010	17,607	4.93
Investment securities (4) (5)	47,987	1,044	2.90	31,947	916	3.82
Other interest-earning assets	39,689	—	0.00	44,257	1,340	4.04
Total interest-earning assets	3,191,132	117,776	4.96	2,847,638	126,692	5.97
Allowance for loan losses	(37,098)			(26,918)
Cash and due from banks	57,169			66,176
Cash in non-owned ATMs	193,917			175,359
Bank owned life insurance	59,633			58,269
Other noninterest-earning assets	94,364			65,943
Total assets	$3,559,117			$3,186,467

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$227,371	$514	0.30%	$167,493	$748	0.60%
Money market	392,730	3,458	1.18	298,115	4,506	2.02
Savings	221,300	403	0.24	195,283	546	0.37
Retail time deposits	660,810	15,512	3.14	517,330	15,175	3.92
Total interest-bearing retail deposits	1,502,211	19,887	1.77	1,178,221	20,975	2.38
Jumbo certificates of deposits	77,751	1,417	2.44	91,709	2,316	3.37
Brokered certificates of deposit	338,531	2,126	0.84	282,637	6,997	3.31
Total interest-bearing deposits	1,918,493	23,430	1.63	1,552,567	30,288	2.61
FHLB of Pittsburgh advances	670,494	14,366	2.83	859,262	23,559	3.60
Trust preferred borrowings	67,011	1,449	2.85	67,011	2,548	5.00
Other borrowed funds	213,671	1,967	1.23	181,391	3,654	2.69
Total interest-bearing liabilities	2,869,669	41,212	1.91	2,660,231	60,049	3.01
Noninterest-bearing demand deposits	384,150			278,887
Other noninterest-bearing liabilities	32,531			27,463
Stockholders’ equity	272,767			219,886
Total liabilities and stockholders’ equity	$3,559,117			$3,186,467

Excess of interest-earning assets over interest-bearing liabilities	$321,463			$187,407
Net interest and dividend income		$76,564			$66,643

Interest rate spread			3.05%			2.96%
Net interest margin			3.23%			3.16%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

Net interest income for the third quarter of 2009 increased by $3.0 million, or 13%, over the third quarter of 2008. Contributing to the increase was the positive effect of improved pricing, including lower rates on deposits and wholesale funding. The net interest margin for the third quarter of 2009 was 3.35% compared to 3.28% for the same quarter of 2008, an increase of 7 basis points (.07%). The Company continued to benefit from growth in core deposits and the resulting shift from higher cost wholesale funding. The margin also benefited from the re-pricing of the Company’s retail CD portfolio. Loans, with a yield of 5.09%, increased $229.9 million over the third quarter of 2008, while mortgage-backed securities, with a yield of 4.85% increased $61.3 million. In addition, our funding mix continued to improve as our interest-bearing retail deposits, with a rate of 1.60%, increased $433.3 million, while FHLB advances, with a rate of 3.00%, decreased $272.5 million.

Net interest income for the nine-month period ending September 30, 2009 was $76.6 million compared to $66.6 million for the same period in 2008. Consistent with the quarterly trend discussed above, the increase in net interest income reflects the continued positive impact of management’s efforts on deposit pricing, combined with our improved funding mix. The net interest margin for the first nine months of 2009 was 3.23%, up 7 basis points (.07%) from the same period in 2008.

Allowance for Loan Losses

Our allowance for loan losses is a significant estimate based on management’s assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond our control.  In estimating these loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.

The loan loss provision is determined by assessing the amount needed to absorb losses inherent in the loan portfolio due to credit deterioration, changes in the risk profile or other risk factors.  The allowance for loan losses is created by direct charges to provision expense.  Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible.  Recoveries during the period are credited to the allowance for loan losses.

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

The formula allowances for commercial and commercial real estate loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For low risk commercial and commercial real estate loans the portfolio is pooled, based on internal risk grade, and estimates are based on a ten-year net charge-off history. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the loss given default, should default occur. Loss adjustment factors are applied based on criteria discussed below. As a result, changes in risk grades of performing loans and loss given default of nonperforming loans affect the amount of the formula allowance.

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

The provision for loan losses for the three month period ending September 30, 2009 was $15.5 million compared to $3.5 million for the three months ended September 30, 2008. The provision for loan losses for the nine month period ending September 30, 2009 was $35.1 million compared to $8.3 million for the nine month period ended September 30, 2008. Increases in the allowance for loan losses were due to rising trends in our past due and nonperforming loans (as discussed in the earlier nonperforming assets section)

and rising unemployment rates.  This increase in non-performing loans is a direct result of the weak economic environment, impacting numerous borrowers’ ability to pay as scheduled.  This has resulted in increased loan delinquencies, and in some cases decreases in the collateral value used to secure real estate loans and the ability to sell the collateral upon foreclosure.  Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine appropriate discounts that may be needed.  In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.

As a result of continued economic deterioration, a detailed review and analysis of our commercial loan portfolio was completed during the quarter. This included a review of every commercial loan commitment greater than $1 million, regardless of risk rating. This represented 74% of our commercial portfolio. The review considered cash flows from the business or project, appropriately conservative real estate values, a careful view of guarantor support, and the direction of the economy.

Our real estate portfolio has approximately $516.2 million of commercial real estate loans, $254.6 million of construction loans, $362.8 million in first lien mortgage loans (only $15.5 million of which are considered subprime loans), and $282.8 million in home equity loans and lines as of September 30, 2009.  We consider our construction loans our riskiest loans within our real estate portfolio.  We do not have any option ARM products in our portfolio.  Construction loans are typically comprised of loans to borrowers for real estate to be developed.  Normally, these loans are repaid with the proceeds from the sale or lease of the developed property.  The greater degree of strain on these real estate types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  A number of these borrowers are having financial difficulties that may affect their ability to repay their loans.  Our analysis has resulted in a significant provision expense to increase our allowance to appropriate levels based on continued deterioration in the portfolio in the third quarter of 2009.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

	Nine months ended September 30,
	2009	2008
	(Dollars in Thousands)
Beginning balance	$31,189	$25,252
Provision for loan losses	35,133	8,325

Charge-offs:
Residential real estate	756	352
Commercial real estate (1)	7,628	367
Commercial	3,587	2,965
Overdrafts	889	901
Consumer	1,605	1,133
Total charge-offs	14,465	5,718

Recoveries:
Residential real estate	31	6
Commercial real estate (1)	52	10
Commercial	86	61
Overdrafts	306	317
Consumer	53	105
Total recoveries	528	499

Net charge-offs	13,937	5,219
Ending balance	$52,385	$28,358

Net charge-offs to average gross loans outstanding, net of unearned income (2)	0.75%	0.30%

(1)	Includes commercial mortgage and construction loans.
(2)	Ratio for nine months ended September 30, 2009 and September 30, 2008 is annualized.

Noninterest Income

Noninterest income for the quarter ended September 30, 2009 was $14.5 million compared to $11.7 million for the third quarter of 2008, an increase of $2.9 million, or 24%. This growth included higher securities gains as a result of a $1.1 million gain from the sale of mortgage-backed securities and a $746,000 positive adjustment on the BBB+ rated MBS recorded during the third quarter of 2009. In addition, fees from mortgage banking activities were $756,000 higher during 2009 due to increased mortgage loan originations and sales, including a $394,000 gain related to the bulk sale of $16.7 million in residential first mortgages in order to take advantage of market improvements and to optimize our portfolio.

Noninterest income for the nine months ended September 30, 2009 was $38.3 million, an increase of $2.4 million, or 7%, over the $35.9 million reported for the same period in 2008. The variance is mainly due to $1.5 million in positive adjustments on the BBB+ rated MBS over the same period of 2008. In addition, loan fee income increased $1.5 million over 2008, mainly the result of increased revenues from 1st Reverse (our interest in 1st Reverse was not acquired until April 30, 2008). The increase also includes $1.2 million in mortgage banking activities due to increased mortgage loan originations and sales. These increases were offset by a $1.1 million decrease in credit/debit card and ATM income due to reduced prime-based ATM bailment fees.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2009 was $25.6 million compared to $23.0 million for the third quarter of 2008, an increase of $2.5 million, or 11%. This increase is mainly due to a $1.3 million increase in FDIC insurance assessments as a result of higher industry insurance rates and a significant increase in deposit balances. In addition, the Company recognized $563,000 of additional costs on REO and increased the reserve established for letters of credit by $452,000 over the third quarter of 2008. Finally, occupancy and equipment expenses increased $588,000 due to franchise growth, which included a multiple branch acquisition in October 2008 and de novo expansion over the last year.

Noninterest expense for the nine months ended September 30, 2009 was $80.9 million, an increase of $15.8 million or 24% over the $65.1 million reported for the same period in 2008. This increase included $5.7 million of non-routine items incurred during the second quarter of 2009. For additional information see Note 13, Noninterest Expenses. In addition, during the nine months ended September 30, 2009 our traditional FDIC insurance assessments increased $3.9 million and we incurred additonal costs on REO of $2.4 million compared to the same period of 2008.  Lastly, salaries, benefits and other compensation increased by $1.5 million and occupancy and equipment expenses also increased by $1.5 million due to franchise growth, including the multiple branch acquisition in October 2008 and de novo expansion over the last year.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of “temporary differences.” We recorded an income tax benefit of $222,000 during the three months ended September 30, 2009, and an income tax benefit during the nine months ended September 30, 2009 of $1.8 million, compared to an income tax provision of $3.0 million and $9.6 million for the same periods in 2008, respectively. The tax benefit recorded in 2009 reflects a reduction in unrecognized tax benefits related to the expiration of statutes of limitations during the first quarter of 2009 combined with the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, Bank-Owned Life Insurance (“BOLI”) income and fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (“ASC 805”) (Formerly SFAS No. 141 (revised 2007), Business Combinations). This new guidance changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. ASC 805 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). This Statement requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued FASB ASC 815-10, Derivatives and Hedging (Formerly SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedges are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued new guidance and enhanced disclosures regarding fair value measurements of impairment securities. This guidance is effective for periods ending after June 15, 2009, with an early adoption election permitted. We elected early adoption in the quarter ended March 31, 2009 and have determined the adoption did not have a material impact on our Consolidated Financial Statements:

FASB ASC 825-10-50, Financial Instruments (Formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), changes the disclosure requirements of any financial instrument not currently reflected on the balance sheet. Prior to issuing this guidance, fair values for these financial instruments were only disclosed annually. Effective with adoption of this guidance, the fair value of these instruments are required to be disclosed on an interim and annual basis.

FASB ASC 320-10, Investments (Formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

FASB ASC 820 (Formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidance for estimating fair value under FASB ASC 820-10 (Formerly SFAS No. 157, Fair Value Measurements) when there is an inactive market or the market is not orderly.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Formerly SFAS No. 165, Subsequent Events). This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of this statement did not have a material impact on our Consolidated Financial Statements. See Note 15, Subsequent Events, to the Consolidated Financial Statements.

In June 2009 the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing (“ASC 860”) (Formerly SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140). This new standard amends derecognition guidance and eliminates the concept of qualifying special-purpose entities. The new standard is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of ASC 860 is prohibited. We have not determined whether the adoption of the new standard will have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). The new standard amends previous guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement is effective January 1, 2010 and we have not determined whether the adoption of the new standard will have a material impact on our Consolidated Financial Statements.

In June 2009 the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162). This new standard establishes the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. This new standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009 at which time the Codification will supersede all than-existing non-SEC accounting and reporting standards. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

In August 2009, the FASB issued an update (Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Company for the reporting period ending September 30, 2009 and did not have a material impact on the Company’s Consolidated Financial Statements.

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

We are not engaged in any legal proceedings of a material nature at September 30, 2009. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased during the quarter ended September 30, 2009.

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

WSFS FINANCIAL CORPORATION

Date:	November 9, 2009	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	November 9, 2009	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer