Form 10-K
period 2009-12-31
WSFS FINANCIAL CORP
filed 2010-03-16
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to _______

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

Indicated by check if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES __   NO __X_

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES __   NO __X___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to  such filing requirements for the past 90 days. YES  X   NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.     See definitions of  “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
   Large accelerated filer____ Accelerated filer   X   Non-accelerated filer ___ Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ____ No __X___

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on NASDAQ as of June 30, 2009 was $162,750,000. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

As of March 11, 2010, there were issued and outstanding 7,084,903 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2010 are incorporated by reference in Part III hereof.

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

ITEM 1. BUSINESS

OUR BUSINESS

WSFS Financial Corporation is parent to Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), one of the ten oldest banks in the United States continuously operating under the same name. A permanent fixture in this community, WSFS has been in operation for more than 177 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain relevant. The Bank is a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, the second largest commercial lender in the state and the fourth largest bank in terms of Delaware deposits.  We state our mission simply: We Stand for Service and Strengthening Our Communities.

WSFS’ core banking business is commercial lending funded by customer-generated deposits. We have built a $1.9 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 41 banking offices located in Delaware, southeastern Pennsylvania and Virginia. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.  In 2009, WSFS was the number one reverse mortgage originator in Delaware.

In 2005, we established our WSFS Trust and Wealth Management division (WSFS Trust). WSFS Trust was formed in response to our commercial customers’ demand for the same high level service in their investment relationships that they enjoy as banking customers of WSFS. We found that many competitors are not devoting human capital to clients with less than $5 million in investable assets, thereby creating an opportunity for WSFS Trust. This division is complemented by Cypress Capital Management, a Registered Investment Advisor, acquired by WSFS in 2004.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $308 million in vault cash in more than 10,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 360 ATMs for WSFS Bank, which owns the largest branded ATM network in Delaware.

WSFS POINTS OF DIFFERENTIATION

While all banks offer similar products and services, we believe that WSFS has set itself apart from other banks in our market and the industry in general. Also, community banks including WSFS have been able to distinguish themselves from large national or international banks that fail to provide their customers with the service levels they want as reorganizations, government rescues and other big-bank problems distract their emphasis on the customer, especially in the current environment. The following factors summarize what we believe are those points of differentiation.

Building Associate Engagement and Customer Advocacy

Our business model is built on a concept called Human Sigma, which we have implemented in our strategy of “Engaged Associates delivering Stellar Service to create Customer Advocates”, resulting in a high performing, very profitable company. The Human Sigma model, identified by Gallup, Inc., begins with Associates who have taken ownership of their jobs and therefore perform at a higher level.  We invest significantly in training, development and talent management as our Associates are the cornerstone of our model.  This strategy motivates Associates, and unleashes innovation and productivity to engage our most valuable asset, our customers, by providing them Stellar Service experiences.  As a result, we create Customer Advocates, or customers who have built an emotional attachment to the Bank. Research studies continue to show a direct link between Associate engagement, customer engagement and a company’s financial performance.

Surveys conducted for us by a nationally recognized polling company indicate:

•
Our Associate Engagement scores consistently rank in the top quartile of companies polled. In 2009 our engagement ratio was 17.5:1, which means there are 17.5 engaged Associates for every disengaged Associate. This compares to a 2.6:1 ratio in 2003 and a national average of 1.45:1.  Gallup defines “world-class” as 8:1.

•
Customer surveys rank us in the top 10% of all companies Gallup surveys, a “world class” rating. More than 40% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “I can’t imagine a world without WSFS.”

We believe that by fostering a culture of engaged and empowered Associates, we have become an employer of choice in our market. During each of the past four years, WSFS was ranked among the top five “Best Places to Work” by The Wilmington News Journal.  In 2009 we were awarded the News Journal’s number one “Best Place to Work” for large corporations in the state of Delaware.

Community Banking Model

Our size and community banking model play a key role in our success. Our approach to business combines a service-oriented culture with a strong complement of products and services, all aimed at meeting the needs of our retail and business customers. We believe the essence of being a community bank means that we are:

•	Small enough to offer customers responsive, personalized service and direct access to decision makers.

•	Large enough to provide all the products and services needed by our target market customers.

As the financial services industry has consolidated, many independent banks have been acquired by national companies that have centralized their decision-making authority away from their customers and focused their mass-marketing to a regional or even national customer base. We believe this trend has frustrated smaller business owners who have become accustomed to dealing directly with their bank’s senior executives and discouraged retail customers who often experience deteriorating levels of service in the branches and other service outlets. Additionally, it frustrates bank Associates who are no longer empowered to provide good and timely service to their customers.

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

•	Rapid response and a company that is easy to do business with. Our customers tell us this is an important differentiator from larger, in-market competitors.

Strong Market Demographics

Delaware is situated in the middle of the Washington, DC - New York corridor which includes the urban markets of Philadelphia and Baltimore. The state benefits from this urban concentration as well as from a unique political environment that has created favorable law and legal structure, a business-friendly environment and a fair tax system.  Additionally, Delaware is one of only seven states with a AAA bond rating from the three predominant rating agencies. Delaware’s demographics compare favorably to U.S. economic and demographic averages.

(Most recent available statistics)	Delaware	National Average
Unemployment (For December 2010) (1)	9.0%	10.0%
Median Household Income (Average 2008) (2)	$58,380	$52,029
Population Growth (2000-2009) (3)	13.0%	9.1%
House Price Depreciation (last twelve months) (4)	(5.14)%	(4.66)%
House Price Appreciation (last five years) (4)	11.68%	6.38%
Average GDP Growth (Average 2007-2008) (5)	(1.6)%	0.7%

(1) Bureau of Labor Statistics, Economy at a Glance
(2) U.S. Census Bureau, State & County Quick Facts
(3) U.S. Census Bureau, Population Estimates
(4) Federal Housing Finance Agency, All-Transaction Indexes
(5) Bureau of Economic Analysis, GDP by State

Balance Sheet Management

We put a great deal of focus on actively managing our balance sheet. This management manifests itself in:

•
Prudent capital levels. Maintaining prudent capital levels is key to our operating philosophy. All regulatory capital levels exceed well-capitalized levels. Our Tier 1 capital ratio was 11% as of December 31, 2009, more than $140 million in excess of the 6% “well-capitalized” level.

•
We maintain discipline in our lending, including planned portfolio diversification. Additionally, we take a proactive approach to identifying trends in our business and lending market and have responded proactively to areas of concern. For instance, in 2005 we limited our exposure to construction and land development (CLD) loans as we anticipated an end to the expansion in housing prices. We have also increased our portfolio monitoring and reporting sophistication and hired additional senior credit administration and asset disposition professionals to manage our portfolio.  We maintain diversification in our loan portfolio to limit our exposure to any single type of credit. Such discipline supplements careful underwriting and the benefits of knowing our customers.

•
We seek to avoid credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing some marginal income. As a result, we have no exposure to Freddie Mac or Fannie Mae preferred securities or Trust Preferred securities. Our security purchases have been almost exclusively AAA-rated credits. This philosophy has allowed us to avoid the significant investment write-downs taken by many of our bank peers.

We have been subject to many of the same pressures facing the banking industry.  The extended recession has negatively impacted our customers and has driven increased provisioning and an increase in our delinquent loans, problem loans and charge-offs. The measures we have taken strengthen the Bank’s credit position by diversifying risk and limiting exposure, but do not insulate us from the effects of this recession.

Disciplined and Aggressive Capital Management

We understand that our capital (or shareholders’ equity) belongs to our shareholders. They have entrusted this capital to us with the expectation that it will be kept safe and with the expectation that it will earn an adequate return. As a result, we prudently but aggressively manage our shareholders’ capital with an eye to this balance.

Strong Performance Expectations

We are focused on high-performing long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA), return on equity (ROE) and earnings per share (EPS) growth.  Management incentives are paid, in large part, based on driving performance in these areas. A “Target” payment level is only achieved by reaching performance at the 60th percentile of a peer group of all publicly traded banks and thrifts in our size range. More details on this plan are included in our proxy statement.

As we navigate through this recession we are focused on strengthening our franchise to optimize financial performance when the recession subsides.  We are taking steps to strengthen net interest margin, enhance revenues and manage expenses as we continue to build our market share.

Growth

Our successful long-term trend in lending, deposit gathering and EPS have been the result of our focused strategy that provides the service and responsiveness of a community bank in a consolidating marketplace. We will continue to grow by:

·  Recruiting and developing talented, service-minded Associates. We have successfully recruited Associates with strong community ties to strengthen our existing markets and provide a strong start in new communities. We also focus efforts on developing talent and leadership in our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS.

· Embracing the Human Sigma concept. We are committed to building Associate engagement and customer advocacy as a way to differentiate ourselves and grow our franchise.

· Continuing strong growth in commercial lending by:

o	Selectively building a presence in contiguous markets.
o	Providing product solutions like Remote Deposit Capture to facilitate commercial banking outside of our primary market.
o	Offering our community banking model that combines Stellar Service with the banking products and services our business customers demand.

·  Aggressively growing deposits. In 2003, we energized our retail branch strategy by combining Stellar Service with an expanded and updated branch network. We have also implemented a number of additional measures to accelerate our deposit growth. Our three-year goal is to attain a 100% loan to customer funding (deposit) ratio.  We will continue to grow deposits by:

o	Opening new branches in Delaware and contiguous markets.
o	Renovating our retail branch network in our current footprint.
o	Further expanding our commercial customer relationships with deposit products.
o	Finding creative ways to build deposit market share such as targeted marketing programs.
o
  Acquisitions such as the branch acquisition we completed in 2008. Over the next several years we intend to grow approximately 80% organically and 20% through acquisition, although each year’s growth will reflect the opportunities available then.

•
Growing our Trust and Wealth Management division by leveraging the strong relationships we have with our current customer base promoting the “Delaware Advantage” and providing unparalleled service to modestly wealthy clients in our market.

•
Exploring niche businesses. We are an organization with an entrepreneurial spirit and we are open to the risk/reward proposition that comes with niche businesses. We have developed a set of decision rules that will guide our consideration of future niche business opportunities.

Values

    We are:

    •  Committed to always doing the right thing.

    •  Empowered to serve our customers and communities.

    •  Dedicated to openness and candor.

    •  Driven to grow and improve.

    Our values speak to integrity, service, accountability, transparency, honesty, growth and desire to improve. They are the core of our culture, they make us who we are and we live them everyday.

Results

Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our shareholders.  Since 2005, our commercial loans have grown from $1.1 billion to $1.9 billion, a strong 16% compound annual growth rate (CAGR). Over the same period, customer deposits have grown from $1.2 billion to $2.1 billion, a 15% CAGR. More importantly, over the last decade, shareholder value has increased at a far greater rate than our banking peers and the market in general.  An investment of $100 in WSFS stock in 2000 would be worth $213 at December 31, 2009.  By comparison, $100 invested in the Dow Jones Total Market Index in 2000, would be worth $90 at December 31, 2009 and $100 invested in the Nasdaq Bank Index in 2000 would be worth $107 at December 31, 2009.

SUBSIDIARIES

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc.

WSFS Bank has one wholly owned subsidiary, WSFS Investment Group, Inc., which markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through the Bank’s retail banking system and directly to the public.

Montchanin Capital Management, Inc. (“Montchanin”) provides asset management services in our primary market area. Montchanin has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). Cypress is a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions and had approximately $458 million in assets under management at December 31, 2009.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY

Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INVESTMENT ACTIVITIES

At December 31, 2009, WSFS’ total securities portfolio had a carrying value of $727.3 million. The Company’s strategy has been to avoid credit risk in our securities portfolio.  Our investment portfolio is intended to keep the Bank’s funds fully employed at the maximum after-tax return, while maintaining acceptable credit, market and interest-rate risk limits, and providing needed liquidity under current circumstances. In addition, our taxable investments provide collateral for various Bank obligations. Our municipal securities provide for a portion of the Bank’s CRA investment program.

•	WSFS owns no CDOs, Bank Trust Preferred, Agency Preferred securities or equity securities in other FDIC insured banks or thrifts.

    The portfolio is comprised of:

•	$40.7 million in Federal Agency debt securities with a maturity of four years or less.

•	$238.5 million in “plain vanilla” Agency MBS. Of these, $85.8 million are sequential pay CMOs with no contingent cash flows and $152.7 million are Agency MBS with 10-30 year original final maturities.

•
$433.8 million in Non-Agency MBS, including purchases of $172.0 million during 2009.  These MBS purchases were all short duration, super-senior tranches.  These bonds not only underwent significant internal pre-purchase due diligence using sophisticated models, but also were rated AAA during 2009, under heightened rating agency scrutiny.  The remaining bonds are 90% 2005 vintage or earlier and the remainder is 2006 vintage.  They are predominately 15 year pass through cash flow with an average LTV of 39% (based on scheduled amortization and initial appraisal value) and average FICO scores greater the 700 at origination.

Of the 100 Non-Agency bonds, 28 bonds with a par value of $97.6 million were downgraded as of December 31, 2009. Based on stress tests of these 28 bonds using proprietary models of two independent companies, management believes the collection of the contractual principal and interest is probable in nearly all cases and therefore most of the unrealized losses are considered to be temporary.  The Bank took a charge of $86,000 due to other-than-temporary impairment on one security during 2009 and has not needed to take any other-than-temporary impairment charge to earnings prior to this year.

Amortized cost of investment securities and investments by category, stated in dollar amounts and as a percent of total assets, follow:

	At December 31,
	2009		2008		2007
		Percent of		Percent of		Percent of
	Amount	Assets	Amount	Assets	Amount	Assets
	(Dollars in Thousands)
Held-to-Maturity:

State and political subdivisions	$709	—%	$1,181	—%	$1,516	0.1%

Available-for-Sale:

Reverse Mortgages	(530)	—	(61)	—	2,037	0.1
State and political subdivisions	3,935	0.1	4,020	0.1	4,115	0.1
U.S. Government and agencies	40,695	1.1	43,778	1.3	20,477	0.6
	44,100	1.2	47,737	1.4	26,629	0.8
Short-term investments:

Interest-bearing deposits in other banks	1,090	—	216	—	1,078	—
	$45,899	1.2%	$49,134	1.4%	$29,223	0.9%

There were no sales of investment securities (excluding mortgage-backed securities) classified as available-for-sale during 2009, 2008 or 2007.  Investment securities totaling $18.6 million (including $566,000 of municipal bonds) were called by the issuers during 2009 and municipal bonds totaling $404,000 were called by the issuers during 2008. There were no net losses realized on sales in 2009, 2008 or 2007.   The cost basis for all investment security sales was based on the specific identification method. There were no sales of investment securities classified as held-to-maturity in 2009, 2008 or 2007.

The investment in reverse mortgages are reverse mortgage loans with contracts that require us to make monthly advances throughout the borrower’s life or until the borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.  We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from the maturity of these mortgage loans can result in significant volatility in the recorded value of reverse mortgage assets.

The following table shows the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2009. Substantially all of the related interest and dividends represent taxable income.

	At December 31, 2009
	Amount	Weighted Average Yield (1)
	(Dollars in Thousands)
Held-to-Maturity:

State and political subdivisions (2):
Within one year	$340	7.53%
After one but within five years	―	―
After ten years	369	5.20

Total debt securities, held-to-maturity	709	6.32

Available-for-Sale:

Reverse Mortgages (3):
Within one year	(530)	―

State and political subdivisions (2):
Within one year	825	3.84
After one but within five years	2,860	4.19
After five but within ten years	250	4.25

	3,935	4.12

U.S. Government and agencies:
Within one year	10,569	2.97
After one but within five years	30,126	2.19

	40,695	2.39

Total debt securities, available-for-sale	44,100	2.54

Total debt securities	44,809	2.60

Short-term investments:

Interest-bearing deposits in other banks	1,090	0.01

Total short-term investments	1,090	0.01

	$45,899	2.54%

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

In addition to these investment securities, we have maintained a $684.5 million portfolio of mortgage-backed securities (of which $12.2 million is classified as “trading”) that are BBB+ rated and were purchased in conjunction with a 2002 reverse mortgage securitization. At December 31, 2009, mortgage-backed securities with a par value of $250.3 million were pledged as collateral for customer repurchase agreements and municipal deposits. Accrued interest receivable for mortgage-backed securities was $2.8 million, $2.1 million and $2.0 million at December 31, 2009, 2008 and 2007, respectively. Proceeds from the sale of mortgage-backed securities classified as available-for-sale totaled $111.5 million with a net gain on sale of $2.0 million in 2009.  There were no sales of mortgage-backed securities available-for-sale in 2008.  During 2007, proceeds from the sale of mortgage-backed securities classified as available-for-sale totaled $2.7 million with a net gain of $82,000.

The following table shows the amortized cost of mortgage-backed securities and their related weighted average contractual rates at the end of the last three fiscal years.

	December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Available-for-Sale:

Collateralized mortgage obligations (1)	$519,527	5.44%	$419,177	5.12%	$407,113	4.97%
FNMA	61,603	3.63	35,578	4.19	35,654	4.04
FHLMC	44,536	3.87	30,477	4.44	31,357	4.31
GNMA	46,629	4.32	22,536	5.01	15,923	4.73
	$672,295	5.00%	$507,768	4.97%	$490,047	4.85%

Trading:

Collateralized mortgage obligations	$12,183	3.74%	$10,816	6.01%	$12,364	7.79%
(1) Includes Agency CMO’s available-for-sale.

CREDIT EXTENSION ACTIVITIES

Over the past several years we have focused on increasing the more profitable segments of our loan portfolio. Our current lending activity is concentrated on lending to small to mid-sized businesses in the mid-Atlantic region of the United States primarily in Delaware and contiguous counties in Pennsylvania, Maryland and New Jersey. In 2005, residential first mortgage loans comprised 25.8% of the loan portfolio, while the combination of commercial loans and commercial real estate loans made up 61.8%. In contrast, at December 31, 2009, residential first mortgage loans totaled only 14.4%, while commercial loans and commercial real estate loans have increased to a combined total of 75.7% of the loan portfolio. Traditionally, the majority of typical thrift institutions’ loan portfolios have consisted of first mortgage loans on residential properties.

The following table shows the composition of our loan portfolio at year-end for the last five years.

	December 31,
	2009		2008		2007		2006		2005
Types of Loans	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Residential real estate (1)	$357,250	14.4%	$425,018	17.4%	$449,853	20.1%	$474,871	23.5%	$457,651	25.8%
Commercial real estate:
Commercial mortgage	524,380	21.2	558,979	22.9	465,928	20.9	422,089	20.9	410,552	23.1
Construction	231,625	9.3	251,508	10.3	276,939	12.4	241,931	12.0	178,418	10.0
Total commercial real estate	756,005	30.5	810,487	33.2	742,867	33.3	664,020	32.9	588,970	33.1
Commercial	1,120,807	45.2	942,920	38.6	787,539	35.3	643,918	31.9	508,930	28.7
Consumer	300,648	12.1	296,728	12.1	278,272	12.4	263,478	13.0	244,820	13.8

Gross loans	$2,534,710	102.2	$2,475,153	101.3	$2,258,531	101.1	$2,046,287	101.3	$1,800,371	101.4

Less:
Deferred fees (unearned income)	2,109	0.1	129	0.0	(701)	0.0	(838)	0.0	(304)	0.0
Allowance for loan losses	53,531	2.1	31,189	1.3	25,252	1.1	27,384	1.3	25,381	1.4

Net loans	$2,479,070	100.0%	$2,443,835	100.0%	$2,233,980	100.0%	$2,019,741	100.0%	$1,775,294	100.0%

(1) Includes $8,377, $2,275, $2,418, $925 and $438 of residential mortgage loans held-for-sale at December 31, 2009, 2008, 2007, 2006 and 2005.

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

	Less than	One to	Over
	One Year	Five Years	Five Years	Total
	(Dollars in thousands)

Real estate loans (1)	$12,931	$45,475	$290,467	$348,873
Commercial mortgage loans	139,228	247,997	137,155	524,380
Construction loans	187,270	21,856	22,499	231,625
Commercial loans	362,935	472,025	285,847	1,120,807
Consumer loans	201,333	46,817	52,498	300,648
	$903,697	$834,170	$788,466	$2,526,333

Rate sensitivity:
Fixed	$96,710	$317,736	$261,716	$676,162
Adjustable (2)	806,987	516,434	526,750	1,850,171
Gross loans	$903,697	$834,170	$788,466	$2,526,333

(1) Excludes loans held-for-sale.
(2) Includes hybrid adjustable-rate mortgages.

Residential Real Estate Lending.

We generally originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. We do not have any significant concentrations of such insurance with any one insurer. On a very limited basis, we originate or purchase loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2009, the balance of all such loans was approximately $4.9 million.

Generally, our residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by the Federal Home Loan Mortgage Corporation (“FHLMC”) to assure maximum eligibility for subsequent sale in the secondary market. Generally, we sell only those loans that are originated specifically with the intention to sell on a “flow” basis.  However, during 2009 we completed a bulk sale of $16.7 million in residential first mortgages in order to take advantage of market improvements and optimize our portfolio.

To protect the propriety of our liens, we require that title insurance be obtained. We also require fire, extended coverage casualty and flood insurance (where applicable) for properties securing residential loans. All properties securing residential loans made by us are appraised by independent, licensed and certified appraisers and are subject to review in accordance with our standards.

The majority of our adjustable-rate, residential real estate loans have interest rates that adjust yearly after an initial period. Typically, the change in rate is limited to two percentage points at each adjustment date. Adjustments are generally based upon a margin (currently 2.75%) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board.

Generally, the maximum rate on these loans is up to six percent above the initial interest rate. We underwrite adjustable-rate loans under standards consistent with private mortgage insurance and secondary market underwriting criteria. We do not originate adjustable-rate mortgages with payment limitations that could produce negative amortization.

The retention of adjustable-rate mortgage loans in our loan portfolio helps mitigate our risk to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of re-pricing adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow us to increase the sensitivity of our asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on our adjustable-rate mortgages will adjust sufficiently to compensate for increases to our cost of funds during periods of extreme interest rate increases.

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

In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically one year. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower.

We have a very limited amount of subprime loans, $15.1 million, at December 31, 2009 (0.59% of loans) and no negative amortizing loans or interest only first mortgage loans. Subprime mortgage delinquencies of 10.15% in our small portfolio are a fraction of the national average of 26.67%, due to our underwriting and the seasoning of these loans.

Commercial Real Estate, Construction and Commercial Lending.

Pursuant to section 5(c) of the Home Owners’ Loan Act (“HOLA”) federal savings banks are generally permitted to invest up to 400% of their total regulatory capital in nonresidential real estate loans and up to 20% of its assets in commercial loans. As a federal savings bank that was formerly chartered as a Delaware savings bank, we have certain additional lending authority.

We offer commercial real estate mortgage loans on multi-family properties and other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.

We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to our prime rate, the “Wall Street” prime rate or London InterBank Offer Rate (“LIBOR”), in most cases, and are adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these items are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial lending staff. Generally, at origination, the loan-to-value ratios for construction loans do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2009, $287.6 million was committed for construction loans, of which $231.6 million was outstanding.

The remainder of our commercial lending includes loans for working capital, financing equipment acquisitions, business expansion and other business purposes. These loans generally range in amounts up to $10 million (with a few loans higher), and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to our Wall Street prime rate, national prime rate or LIBOR, at the time of closing.

Commercial, commercial mortgage and construction lending have a higher level of risk than residential mortgage lending. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the general economy. The majority of our commercial and commercial real estate loans are concentrated in Delaware and surrounding areas.

As of December 31, 2009 our commercial loan portfolio was $1.1 billion and represented 44% of our total loan portfolio.  These loans are diversified by industry, with no industry representing more than 10% of the portfolio (Retail Trades).  We have noticed some weakness in this portfolio primarily from smaller credits with most of these loans well below $1 million.  This weakness was mainly in the small business sector which has been affected by the prolonged economic downturn.

Our commercial real estate (CRE) portfolio was $524.4 million at December 31, 2009.  This portfolio is diversified by property type, with no type representing more than 28% of the portfolio.  The largest concentration is retail related (shopping centers, malls and other retail) with balances of $146.7 million.  The average loan size of the CRE portfolio is $1.6 million and we have only eight loans greater than $5 million with no loans greater than $10 million.  Most significant projects are located in our geographic footprint and while we have not experienced significant weakness to date, management continues to monitor this portfolio closely.

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

As of December 31, 2009, our construction and land development (CLD) loans totaled $231.6 million, or only 9.3% of our loan portfolio. Since 2005, we have imposed limits on each category of residential and commercial CLD loans, as well as geographic sub-limits and a sub-limit on “land hold” CLD.  Residential CLD, one of the hardest hit sectors in today’s economy, represents only $109.6 million or 4.3% of the loan portfolio. Our average residential CLD loan is $1.3 million. Only five of our residential CLD loans exceeded $5 million in outstandings and our largest geographic concentration (Sussex County, Delaware) represents only $37.0 million.  Our commercial CLD portfolio was only $84.7 million or 3.3% of total loans.  We continue to reduce the amount of exposure we have to these types of loans.  We are recording very few new

CLD loans, the remaining amount of availability on existing loans is minimal and there are very few loans with interest reserves remaining.

Land loans were $113.6 million at December 31, 2009 including $50.6 million of “land hold” loans which are land loans not currently being developed.

Only nine commercial relationships have outstandings in excess of $20.0 million and each of these relationships is collateralized by real estate.

Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital, or 25% if the difference is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2009, no borrower had collective outstandings exceeding these limits.

Consumer Lending.

Our primary consumer credit products are home equity lines of credit and equity-secured installment loans. At December 31, 2009, home equity lines of credit totaled $177.4 million and equity-secured installment loans totaled $102.7 million. In total these product lines represent 93.2% of total consumer loans. Some home equity products granted a borrower credit availability of up to 100% of the appraised value (net of any senior mortgages) of their residence. Maximum LTV limits were reduced to 80% as of November 2008 and 75% as of June 2009.  At December 31, 2009, we had extended $284.9 million in home equity lines of credit. Home equity lines of credit offer customers potential Federal income tax advantages, the convenience of checkbook access and revolving credit features and are typically more attractive in the current low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured, while the risk on products like home equity loans is mitigated as they amortize over time.

Prior to 2008, we had not observed any significant adverse experience on home equity lines of credit or equity-secured installment loans but delinquencies and net charge-offs on these products increased over the past two years, mainly as a result of the deteriorating economy and declining home values.  Since 2008, we also increased our loan loss reserves related to consumer loans.

The following table shows our consumer loans at year-end, for the last five years.

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Equity secured installment loans	$102,727	34.2%	$131,550	44.3%	$147,551	53.0%	$141,708	53.8%	$136,721	55.8%
Home equity lines of credit	177,407	59.0	141,678	47.8	107,912	38.8	98,567	37.4	85,505	34.9
Automobile	1,135	0.4	1,134	0.4	1,159	0.4	1,702	0.7	2,616	1.1
Unsecured lines of credit	7,246	2.4	6,779	2.3	5,972	2.1	11,361	4.3	10,778	4.4
Other	12,133	4.0	15,587	5.2	15,678	5.7	10,140	3.8	9,200	3.8

Total consumer loans	$300,648	100.0%	$296,728	100.0%	$278,272	100.0%	$263,478	100.0.0%	$244,820	100.0%

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

During 2009, we originated $482.8 million of residential real estate loans. This compares to originations of $434.7 million in 2008. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the mid-Atlantic region totaled $4.0 million for the year ended December 31, 2009 and $27.7 million for 2008. Residential real estate loan sales totaled $269.4 million in 2009 and $30.2 million in 2008.  We sell certain newly originated mortgage loans in the secondary market primarily to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment consistent with our current asset/liability management strategies.

At December 31, 2009, we serviced approximately $256.7 million of residential mortgage loans for others compared to $268.8 million at December 31, 2008. We also service residential mortgage loans for our own portfolio totaling $348.9 million and $422.7 million at December 31, 2009 and 2008, respectively.

We originate commercial real estate and commercial loans through our commercial lending division. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2009, we originated $502.7 million of commercial and commercial real estate loans compared with $870.4 million in 2008. To reduce our exposure on certain types of these loans, or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial real estate loan portfolio, typically through loan participations. Commercial real estate loan sales totaled $23.5 million and $39.3 million in 2009 and 2008, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans.

Our consumer lending activity is conducted mainly through our branch offices. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.

During 2006, we formed a new reverse mortgage initiative under the Bank’s retail leadership. While the Bank’s activity during 2009 has been limited to acting as a correspondent for these loans, our intention is to originate and underwrite our own reverse mortgages in the future.  We expect to sell most of these loans and not hold them in our portfolio. These reverse mortgages are government insured.  During 2009 we originated $46.9 million in reverse mortgages compared to $38.6 million during 2008, of which all were sold (does not include loan originated by 1st Reverse Financial Services, LLC).

During 2008, we acquired a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), which specializes in originating and subsequently selling reverse mortgage loans nationwide. These reverse mortgages are government approved and insured.  During the latter part of 2009, we decided to conduct an orderly wind-down of 1st Reverse operations (discussed further in Note 20 of the Financial Statements).

All loans to one borrowing relationship exceeding $3.5 million must be approved by the Senior Management Loan Committee (“SLC”). The Executive Committee of the Board of Directors (“EC”) reviews the minutes of the SLC meetings. They also approve individual loans exceeding $5 million for customers with less than one year of significant loan history with the Bank and loans in excess of $7.5 million for customers with established borrowing relationships. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a “House Limit” to one borrowing relationship of $20 million.  In extraordinary circumstances, we will approve exceptions to the “House Limit”.  Currently we have nine relationships that exceed this limit.  Those nine relationships were allowed to exceed the “House Limit” because either the relationship contained several loans/borrowers that have no economic relationship (typically real estate investors with amounts diversified across a number of properties) or the exposure was marginally in excess of the “House Limit” and the credit profile was deemed strong.

Fee Income from Lending Activities.

    We earn fee income from lending activities, including fees for originating loans, servicing loans and selling loan participations.  We also receive fee income for making commitments to originate construction, residential and commercial real estate loans. Additionally, we collect fees related to existing loans which include prepayment charges, late charges, assumption fees and swap fees.

    We charge fees for making loan commitments.  Also as part of the loan application process, the borrower may pay us for out-of-pocket costs to review the application, whether or not the loan is closed.

    Most loan fees are not recognized in the Consolidated Statement of Operations immediately, but are deferred as adjustments of yield in accordance with U.S. generally accepted accounting principles and are reflected in interest income. Those fees represented interest income of $944,000, $1.1 million, and $124,000 during 2009, 2008, and 2007, respectively.  Fee income in 2009 was mainly due to fee accretion on existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The increase in 2008 was mainly the result of several large prepayment penalties. Loan fees other than those considered adjustments of yield (such as late charges) are reported as loan fee income, a component of noninterest income.

LOAN LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES

Our results of operations can be negatively impacted by nonperforming assets, which include nonaccruing loans, nonperforming real estate investments, assets acquired through foreclosure and restructured loans. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest.

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

SOURCES OF FUNDS

We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2009, net loan growth resulted in the use of $109.3 million in cash. The loan growth was primarily the result of our continued success increasing corporate and small business lending. Management expects this trend to continue. While our loan-to-deposit ratio has been well above 100% for many years, during 2009 we have made significant improvements to decrease this ratio through increased deposit growth.

Our long-term goal is 100% by 2012.  Management has significant experience managing its funding needs through borrowings and deposit growth.

As a financial institution, we have ready access to several sources of funding. Among these are:

•	Deposit growth
•	Brokered deposits
•	Borrowing from the Federal Home Loan Bank (“FHLB”)
•	Fed Discount Window access
•	Other borrowings such as repurchase agreements
•	Cash flow from securities and loan sales and repayments
•	Net income.

Our current branch expansion and renovation program is focused on expanding our retail footprint in Delaware and attracting new customers to provide additional deposit growth. Customer deposit growth was strong, equaling $438.9 million, or 26%, between December 31, 2008 and December 31, 2009.

Deposits. We offer various deposit programs to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. In addition, we accept “jumbo” certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

WSFS is the second largest independent full service banking institution headquartered and operating in Delaware. The Bank primarily attracts deposits through its 41 banking offices. Twenty-four banking offices were located in northern Delaware’s New Castle County, WSFS’ primary market. These banking offices maintain approximately 167,000 total account relationships with approximately 65,000 total households. Seven banking offices are located in Delaware’s Sussex County. Five banking offices are located in central Delaware’s Kent County, three of which are in the state capital, Dover.  Four banking offices are located in nearby southeastern Pennsylvania and one banking office is located in Annandale, Virginia.

Growth in total deposits of $439.5 million, or 21% compares favorably to the national average growth rate of 6% based on a recent Federal Reserve statistical release (FRB: H.8 Release dated February 5, 2010).

The following table shows the maturity of certificates of deposit of $100,000 or more as of December 31, 2009:

Maturity Period	December 31, 2009
(In Thousands)

Less than 3 months	$125,491
Over 3 months to 6 months	42,597
Over 6 months to 12 months	38,612
Over 12 months	65,634
$272,334

    Borrowings. We utilize the following borrowing sources to fund operations:

    Federal Home Loan Bank Advances

    As a member of the Federal Home Loan Bank of Pittsburgh, we are able to obtain Federal Home Loan Bank (“FHLB”) advances. Advances from the FHLB of Pittsburgh had rates ranging from 0.26% to 5.45% at December 31, 2009. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. We are required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.75% of its borrowings from them, plus 0.75% of our unused borrowing capacity. As of December 31, 2009, our FHLB stock investment totaled $39.3 million.

    At December 31, 2009 we had $613.1 million in FHLB advances with a weighted average rate of 2.59% maturing in 2010 and beyond. Six advances totaling $95.0 million are convertible on a quarterly basis (at the discretion of the FHLB) to a variable rate advance based upon the three-month LIBOR rate, after an initial fixed term. If any of these advances convert, WSFS has the option to prepay these advances at predetermined times or rates.

    In December 2008, the FHLB of Pittsburgh announced the suspension of both dividend payments and the repurchase of capital stock until such time as it becomes prudent to reinstate both. We received no dividends from the FHLB of Pittsburgh during 2009.

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

    Temporary Liquidity Guarantee Program (“TLGP”)

    During 2009, we participated in the FDIC’s TLGP Debt Guarantee Program.  Under this program we issued $30.0 million of unsecured debt with a coupon rate of 2.74% and a 3 year maturity.

    Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

    During 2009, we purchased federal funds as a short-term funding source. At December 31, 2009, we had purchased $75.0 million in federal funds at a rate of 0.38%. At December 31, 2008, we had purchased $50.0 million in federal funds at a rate of 0.38%.

    During 2009, we sold securities under agreements to repurchase as a funding source. At both December 31, 2009 and 2008, we had $25.0 million of securities sold under agreements to repurchase with a fixed rate of 4.87%. The underlying securities are mortgage-backed securities with a book value of $29.2 million at December 31, 2009.

PERSONNEL

    As of December 31, 2009 we had 643 full-time equivalent Associates (employees).  The Associates are not represented by a collective bargaining unit.  Management believes its relationship with its Associates is very good.

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

The OTS capital rule defines Tier 1 or core capital as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and “qualifying supervisory goodwill,” less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets except for limited amounts of mortgage servicing assets. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2009, the Bank was in compliance with both the core and tangible capital requirements.

The risk weights assigned by the OTS risk-based capital regulation range from 0% for cash and U.S. government securities to 100% for consumer and commercial loans, non-qualifying mortgage loans, property acquired through foreclosure, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, non-withdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution’s reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2009, WSFS Bank was in compliance with the OTS risk-based capital requirements.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to applicable limits by the FDIC (“Federal Deposit Insurance Corporation”).  The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006, resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund (“DIF”); (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. However, due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until December 2013. In addition, the Reform Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. No institution may pay a dividend if in default of the federal deposit insurance assessment.

For calendar year 2008, assessments ranged from five to 43 basis points of each institution’s deposit assessment base. Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC adopted an across the board seven-basis point increase in the assessment range for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment system, as of April 1, 2009, that effectively made the range seven to 77.5 basis points. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.

The FDIC also imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (capped at ten basis points of an institution’s deposit assessment base, as of June 30, 2009), in order to cover losses to the DIF. That special assessment was collected on September 30, 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009. The assessment was calculated by taking the institution’s actual September 30, 2009 assessment base and increasing it quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011. Under GAAP accounting rules, the prepaid assessments would not immediately affect a bank’s earnings. Each institution records the entire amount of the prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009, the date the payment was made.  As of December 31, 2009, and each quarter thereafter, each institution records an expense for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted.  The FDIC would also have the authority to exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would significantly impair the institution’s liquidity or would otherwise create significant hardship.

Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

The Federal Deposit Insurance Reform Act of 2005 provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The Restoration Plan adopted by the FDIC seeks to restore the DIF to a 1.15% ratio within a period of eight years.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management does not know of any practice, condition, or violation that might lead to termination of the deposit insurance of the Bank.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 1.06 basis points of assessable deposits in 2009. These assessments will continue until the FICO bonds mature in 2019.

Temporary Liquidity Guarantee Program. In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). We have elected to participate in both guarantee programs and did not opt out of the six-month extension of the transaction account guarantee program.  In 2009, we issued $30.0 million of unsecured debt under this program.

   Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain reserves against their transaction accounts. As of December 31, 2009, no reserves were required to be maintained on the first $10.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $55.2 million of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets. As of December 31, 2009 we met our reserve requirements.

ITEM 1A. RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list and the order is not intended as an indicator of the level of importance.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. economy or the U.S. banking system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) which, among other measures, authorizes the U.S. Department of the Treasury (“Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program (“CPP”), Treasury is purchasing equity securities from participating institutions. On January 23, 2009, as part of CPP, we sold (i) 52,625 shares of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant to purchase 175,105 shares of our Common Stock for an aggregate purchase price of $52.6 million in cash. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. More recently, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education and health spending.

            On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Insured institutions were automatically covered by this program from October 14, 2008 until December 5, 2008, unless they opted out prior to that date. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2010. The debt includes all newly issued unsecured senior debt including promissory notes, commercial paper and inter-bank funding. The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September

30, 2008. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. The Bank pays a fee equal to 300 basis points for its participation in the unsecured debt guarantee program.

The purpose of these legislative and regulatory actions is to stabilize the U.S. economy and banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Higher Federal Deposit Insurance Corporation insurance premiums and assessments will adversely impact our earnings.

    FDIC insurance premiums have increased substantially in 2009 already, and we expect to pay significantly higher FDIC premiums in the future. A large number of bank failures have significantly depleted the deposit insurance fund and reduced the ratio of reserves to insured deposits. On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009. We recorded an expense of $1.7 million during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the Federal Deposit Insurance Corporation to levy up to two additional special assessments of up to five basis points each during 2009 if the Federal Deposit Insurance Corporation estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Federal Deposit Insurance Corporation believes would adversely affect public confidence or to a level that will be close to or below zero. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The FDIC has extended the TLG to June 30, 2010, and increased the fee to banks that elect to participate in the extension to 15 to 25 basis points, depending on the institution’s risk category. WSFS Bank elected to continue to participate in the TLG. These changes will cause our deposit insurance expense to increase. These actions could significantly increase our noninterest expense for the foreseeable future.

    Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and our prior credits for federal deposit insurance were fully utilized during the quarter ended June 30, 2009. Therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

    On November 12, 2009, the FDIC issued a final rule requiring all banks to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 will be based on each bank’s base assessment rate in effect as of September 30, 2009, and the assessment rate for 2011 and 2012 will be equal to such September 30, 2009 assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period would be calculated using its assessment base as of September 30, 2009, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on the final rule, we were required to make a payment of $21.3 million to the FDIC on December 30, 2009 and to record the pre-payment as a prepaid expense, which will be amortized to expense over three years. Whether this prepayment will provide sufficient funding is uncertain. There is no assurance the FDIC will not require additional funding from the banking system which may negatively impact us.

The prolonged deep recession, difficult market conditions and economic trends have adversely affected our industry and our business.

We are particularly exposed to downturns in the U. S. housing market. Dramatic declines in the housing market over the past year, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans that resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased credit supply in part due to the reduction in non-bank providers of credit in the marketplace. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult market conditions will improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

•	An increase in the number of borrowers unable to repay their loans in accordance with the original terms

•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

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

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on the general economic conditions in the State of Delaware, southeastern Pennsylvania and northern Virginia, as nearly all of our loans are to customers in this market. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a continuation of the decline in real estate valuations in these markets would lower the value of the collateral securing those loans. In addition, a continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

    We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income.

Our loan portfolio includes a substantial amount of commercial real estate and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

    Our commercial loan portfolio, which includes commercial and industrial loans and commercial real estate loans, totaled $1.9 billion at December 31, 2009, comprising 74% of total loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would hurt our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, and the effects of general economic conditions on income-producing properties. A significant portion of our commercial real estate and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

    Furthermore, commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. The collateral for our commercial loans that are secured by real estate are classified as 64% owner occupied properties and 36% non-owner occupied properties.

We are subject to extensive regulation which could have an adverse effect on our operations.

    We are subject to extensive regulation and supervision from the Office of Thrift Supervision and the FDIC. This regulation and supervision is intended primarily for the protection of the FDIC insurance fund, our depositors and borrowers, rather than for holders of our equity securities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets and determination of the level of the allowance for loan losses. As a result of recent market conditions, we expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

WSFS Bank has entered into a memorandum of understanding.

    In December 2009, WSFS Bank entered into an informal memorandum of understanding (the “Understanding”) with the OTS. An Understanding is characterized by bank regulatory agencies as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder response than a formal regulatory action. Regulatory actions, such as this Understanding, are on the rise as a result of the current severe economic conditions and the related impact on the banking industry.

In accordance with the terms of the Understanding, WSFS Bank has agreed, among other things, to: (i) adopt and implement a written plan to reduce criticized assets; (ii) review and revise its policies regarding the identification, monitoring and managing the risks associated with loan concentrations for certain commercial loans and reduce concentration limits of such loans; (iii) review and revise credit administration policies and dedicate additional staffing resources to this department; (iv) implement a revised internal review program; (v) obtain prior OTS approval before increasing the amount of brokered deposits; and (vi) approve a written strategic business plan and compliance plan concerning the exercise of fiduciary powers.

We are committed to expeditiously addressing and resolving all the issues raised in the Understanding and the Board of Directors and management of WSFS Bank have already initiated actions to comply with its provisions. A material failure to comply with the terms of the Understanding could subject the Bank to additional regulatory actions and further regulation by the OTS, or result in a formal action or constraints on the Bank’s business, any of which may have a material adverse effect on our future results of operations and financial condition.

The fiscal, monetary and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations.

The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. It also can materially decrease the value of financial assets we hold, such as debt securities. Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Additionally, legislation has been introduced into each house of Congress proposing sweeping financial reforms, including the creation of a Consumer Financial Protection Agency with extensive powers. If enacted, the legislation would significantly alter not only how financial firms are regulated but also how they conduct their business. Changes in Federal Reserve policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

The securities purchase agreement between us and Treasury permits Treasury to impose additional restrictions on us retroactively.

On January 23, 2009, as part of the TARP Capital Purchase Program (“CPP”), we entered into a securities purchase agreement with the Treasury pursuant to which we sold (i) 52,625 shares of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant to purchase 175,105 shares of our Common Stock for an aggregate purchase price of $52.6 million in cash. The Series A Preferred Stock is included in the calculation of Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Treasury warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $45.08 per share of the Common Stock. The securities purchase agreement we entered into with Treasury permits Treasury to unilaterally amend the terms of the securities purchase agreement to comply with any changes in federal statutes after the date of its execution. ARRA imposed additional executive compensation and expenditure limits on all current and future TARP recipients, including us, until we have repaid the Treasury. These additional restrictions may impede our ability to attract and retain qualified executive officers. ARRA also permits TARP recipients to repay the Treasury without penalty or requirement that additional capital be raised, subject to Treasury’s consultation with our primary federal regulator. The securities purchase agreement required that, for a period of three years, the Series A Preferred Stock could generally only be repaid if we raised additional capital to repay the securities and such capital qualified as Tier 1 capital.  The terms of the CPP also restrict our ability to increase dividends on our common stock and undertake stock repurchase programs.  Congress may impose additional restrictions in the future which may also apply retroactively. These restrictions may have a material adverse affect on our operations, revenue and financial condition, on the ability to pay dividends, our ability to attract and retain executive talent and restricts our ability to increase our cash dividends or undertake stock repurchase programs.

We are subject to liquidity risk.

    Due to the continued growth in our lending operations, particularly in corporate and small business lending, our total loans have exceeded customer deposit funding. Changes in interest rates, alternative investment opportunities and other factors may make deposit gathering more difficult. Additionally, interest rate changes or disruptions in the capital markets may make the terms of the borrowings and brokered deposits less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

The market value of our securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers and general liquidity in the market for investment securities.

    If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value with the amount of impairment related to credit losses recognized in earnings while the amount of impairment related to all other factors is recognized in other comprehensive income. As of December 31, 2009, we owned securities classified as available for sale with an aggregate historical cost of $716.5 million and an estimated fair value of $713.9 million.  During the year ended December 31, 2009, we had one security that was determined to be other than temporarily impaired with a credit loss recognized in earnings of only $86,000, although we can give no assurance that we will not have additional other than temporarily impaired securities in the future.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  As a result, changes in values of securities affect our equity and may impact earnings.

            In addition, the value of our BBB+ rated mortgage-backed security is subject to market value fluctuations. To develop a range of likely fair value prices, our valuation is highly dependent upon various observable and unobservable inputs.  If the value of the observable inputs declines or as a result of economic conditions, management changes its assumptions regarding what market participants would use in pricing this asset, the value of this asset may decline.  As a result, we would record any market adjustments related to this asset as a charge to earnings.

We must evaluate whether any portion of our recorded goodwill is impaired. Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.

At December 31, 2009 we had $13.7 million of goodwill and intangible assets.  We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment begins with a comparison of the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, a Step 2 impairment test is required. Determining the fair value of our reporting unit requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other external factors, for impairment testing purposes could result in an impairment charge to earnings.

Our investment in the Federal Home Loan Bank of Pittsburgh (FHLB) stock may be subject to impairment charges in future periods if the financial condition of the FHLB declines further.

We are required to hold FHLB stock as a condition of membership in the FHLB.  Ownership of FHLB stock is restricted and there is no market for these securities.  As of December 31, 2009, the carrying value of our FHLB stock was $39.3 million. In 2009, the FHLB reported significant losses due to numerous factors, including other-than-temporary impairment charges on its portfolio of private-label mortgage-backed securities. The FHLB announced a capital restoration plan in February 2009 which restricts it from repurchasing or redeeming capital stock or paying dividends. If the FHLB financial condition continues to decline, other-than-temporary impairment charges related to our investment in FHLB stock may occur in future periods.  An additional discussion related to our evaluation of impairment of FHLB stock is included in Note 15 to the Consolidated Financial Statements.

Our Cash Connect Division relies on numerous couriers and armored car companies to transport its cash and fund the ATMs it services for our customers, and numerous networks to settle its cash.

            The profitability of Cash Connect is reliant upon its efficient distribution of large amounts of cash to its customers’ ATMs using an extensive network of couriers and armored car companies.  It is possible those associated with a courier or armored car company could misappropriate funds belonging to Cash Connect.  Cash Connect has experienced such occurrences in the past, including one in 2001 and potentially another in 2010.  For additional information see Note 22 to the Consolidated Financial Statements. In addition, Cash Connect settles its transactions through a number of national networks.  It is possible a network could fraudulently redirect the settlement of cash belonging to Cash Connect.  It is also possible Cash Connect would not have established proper policies, controls or insurance and, as a result, any misappropriation of funds could result in an impact to earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table shows information regarding offices and material properties held by us, and our subsidiaries, at December 31, 2009:

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
WSFS :
WSFS Bank Center Branch Main Office 500 Delaware Avenue Wilmington, DE 19801	Leased	2011	$723	$1,054,959
Union Street Branch 211 North Union Street Wilmington, DE 19805	Leased	2012	53	54,830
Trolley Square Branch 1711 Delaware Ave Wilmington, DE 19806	Leased	2011	41	34,200
Fairfax Shopping Center (3) 2005 Concord Pike Wilmington, DE 19803	Master Lease		7,780	88,805
Branmar Plaza Shopping Center Branch 1812 Marsh Road Wilmington, DE 19810	Leased	2013	66	106,964
Prices Corner Shopping Center Branch 3202 Kirkwood Highway Wilmington, DE 19808	Leased	2023	312	101,464
Pike Creek Shopping Center Branch 4730 Limestone Road Wilmington, DE 19808	Leased	2015	583	101,840
University Plaza Shopping Center Branch 100 University Plaza Newark, DE 19702	Leased	2026	1,244	50,620
College Square Shopping Center Branch Route 273 & Liberty Avenue Newark, DE 19711	Leased	2012	244	114,165
Airport Plaza Shopping Center Branch 144 N. DuPont Hwy. New Castle, DE 19720	Leased	2013	607	70,354
Stanton Branch Inside ShopRite 1600 W. Newport Pike Wilmington, DE 19804	Leased	2011	14	40,879
Glasgow Branch Inside Safeway at People Plaza Routes 40 & 896 Newark, DE 19702	Leased	2012	24	34,972
Middletown Crossing Shopping Center 400 East Main Street Middletown, DE 19709	Leased	2017	835	58,668
Dover Branch Dover Mart 262 S. DuPont Highway Dover, DE 19901	Leased	2010	29	11,510
West Dover Loan Office Greentree Office Center 160 Greentree Drive Suite 105 Dover, DE 19904	Leased	2014	17	N/A

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Blue Bell Loan Office 721 Skippack Pike Suite 101 Blue Bell, PA 19422	Leased	2012	$18	$8,993
Glen Eagle Inside Genaurdi’s Family Market 475 Glen Eagle Square Glen Mills, PA 19342	Leased	2024	9	13,751
University of Delaware-Trabant University Center 17 West Main Street Newark, DE 19716	Leased	2013	25	12,531
Brandywine Branch Inside Safeway Market 2522 Foulk Road Wilmington, DE 19810	Leased	2014	9	34,849
Operations Center 2400 Philadelphia Pike Wilmington, DE 19703	Owned		636	N/A
Longwood Branch Inside Genaurdi’s Family Market 830 E. Baltimore Pike E. Marlboro, PA 19348	Leased	2010	33	15,876
Holly Oak Branch Inside Super Fresh 2105 Philadelphia Pike Claymont, DE 19703	Leased	2015	22	28,358
Hockessin Branch 7450 Lancaster Pike Wilmington, DE 19707	Leased	2015	511	89,418
Lewes LPO Southpointe Professional Center 1515 Savannah Road, Suite 103 Lewes, DE 19958	Leased	2013	84	N/A
Fox Run Shopping Center 210 Fox Hunt Drive Bear, DE 19701	Leased	2015	812	67,230
Camden Town Center 4566 S. Dupont Highway Camden, DE 19934	Leased	2024	879	32,656
Rehoboth Branch 19335 coastal Highway Lighthouse Plaza Rehoboth, DE 19771	Leased	2028	859	50,166
Loan Operations 30 Blue Hen Drive Suite 200 Newark, DE 19713	Leased	2010 (4)	N/A	N/A
West Dover Branch 1486 Forest Avenue Dover, DE 19904	Owned		2,134	32,416
Longneck Branch 25926 Plaza Drive Millsboro, DE 19966	Leased	2026	1,157	35,557

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Smyrna Simon’s Corner Shopping Center 400 Jimmy Drive Smyrna, DE 19977	Leased	2028	$1,190	$34,561
Oxford, LPO 59 South Third Street Suite 1 Oxford, PA 19363	Leased	2011	24	7,527
Greenville 3908 Kennett Pike Greenville, DE 19807	Owned		2,020	44,415
WSFS Bank Center (2) 500 Delaware Avenue Wilmington, DE 19801	Leased	2019	1,837	N/A
Market Street Branch 833 Market Street Wilmington, DE 19801	Leased	2010	35	20,698
Annandale, VA 7010 Little River Tnpk. Suite 330 Annandale, VA 22003	Leased	2011	12	834
Oceanview 69 Atlantic Avenue Oceanview, DE 19970	Leased	2024	1,346	11,915
Selbyville Strawberry Center Unit 2 Selbyville, DE 19975	Leased	2013	49	8,391
Lewes Branch 34383 Carpenters Way Lewes, DE 19958	Leased	2028	313	18,258
Millsboro 26644 Center View Drive Millsboro, DE 19966	Leased	2029	1,212	7,062
Concord Square 4401 Concord Pike Wilmington, DE 19803	Leased	2011	57	27,893
Crossroads 2080 New Castle Avenue New Castle, DE 19720	Leased	2013	57	16,779
Delaware City 145 Clinton Street Delaware City, DE 19706	Owned		93	7,015
Governor’s Square 1101 Governor’s Place Bear, DE 19701	Leased	2010	57	10,492
Glen Mills Shopping Center Route 202 Glen Mills, PA 19342	Leased	2039	256	N/A
				$2,561,871

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)

Cypress Capital Management, LLC 1220 Market Street Suite 704 Wilmington, DE 19801	Leased	2010	5	N/A

(1)	The net book value of all the Company’s investment in premise and equipment totaled $36.1 million at December 31, 2009.
(2)	Location of Corporate Headquarters and Montchanin Capital Management, Inc.
(3)	Includes Fairfax Branch office and shopping center which is under a master lease. Net book value represents the value of the entire facility.
(4)	This lease expired in February of 2010 and was not renewed. The Company no longer occupies this property.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to be disclosed under this item.

ITEM 4. [Reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol WSFS. At December 31, 2009, we had 1,122 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

The closing market price of our common stock at December 31, 2009 was $25.63.

Stock Price Range

		Low	High	Dividends
2009	4th	$24.16	$30.18	$0.12
	3rd	$26.00	$32.70	$0.12
	2nd	$20.78	$33.85	$0.12
	1st	$16.47	$49.50	$0.12
				$0.48

2008	4th	$35.51	$60.50	$0.12
	3rd	$40.04	$65.50	$0.12
	2nd	$42.79	$53.84	$0.12
	1st	$41.12	$54.17	$0.10
				$0.46

COMPARATIVE STOCK PERFORMANCE GRAPH

The graph and table which follow show the cumulative total return on our Common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our Common Stock or the index equals the total increase in value since December 31, 2004, assuming reinvestment of all dividends paid into the Common Stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2004 in our Common Stock and in each of the indexes. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDEXES
December 31, 2004 through December 31, 2009

	Cumulative Total Return
	2004	2005	2006	2007	2008	2009

WSFS Financial Corporation	$100	$103	$113	$85	$82	$45
Dow Jones Total Market Index	100	106	123	130	82	106
Nasdaq Bank Index	100	98	111	90	71	59

ITEM 6. SELECTED FINANCIAL DATA

	2009	2008	2007	2006	2005
	(Dollars in Thousands, Except Per Share Data)
At December 31,
Total assets	$3,748,507	$3,432,560	$3,200,188	$2,997,396	$2,846,752
Net loans (1)	2,479,155	2,443,835	2,233,980	2,019,741	1,775,294
Investment securities (2)	46,047	49,749	26,235	53,893	56,704
Investment in reverse mortgages, net	(530)	(61)	2,037	598	785
Other investments	40,395	39,521	46,615	41,615	46,466
Mortgage-backed securities (2)	681,242	498,205	496,492	516,711	620,323
Deposits	2,561,871	2,122,352	1,827,161	1,756,348	1,446,236
Borrowings (3)	787,798	999,734	1,068,149	935,668	1,127,997
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Stockholders’ equity	301,800	216,635	211,330	212,059	181,975
Number of full-service branches (4)	37	35	29	27	24

For the Year Ended December 31,
Interest income	$157,730	$166,477	$189,477	$177,177	$136,022
Interest expense	53,086	77,258	107,468	99,278	62,380
Noninterest income	50,241	45,989	48,166	40,305	34,653
Noninterest expenses	108,504	89,098	82,031	69,314	62,877
Provision (benefit) for income taxes	(2,093)	6,950	13,474	15,660	14,847
Net Income	663	16,136	29,649	30,441	27,856
Dividends on preferred stock and accretion of discount	2,590	-	-	-	-
Net (loss) income allocable to common stockholders	(1,927)	16,136	29,649	30,441	27,856
Earnings (loss) per share allocable to common stockholders:
Basic	(0.30)	2.62	4.69	4.59	4.10
Diluted	(0.30)	2.57	4.55	4.41	3.89

Interest rate spread	3.10%	2.94%	2.80%	2.70%	2.91%
Net interest margin	3.30	3.13	3.09	2.98	3.13
Efficiency ratio	69.56	65.36	62.48	58.09	57.46
Noninterest income as a percentage of total revenue (5)	32.21	33.74	36.69	33.78	31.67
Return on average equity	0.24	7.30	14.34	15.42	14.78
Return on average assets	0.02	0.50	0.98	1.03	1.05
Average equity to average assets	7.86	6.86	6.87	6.68	7.10
Tangible equity to assets	7.72	5.88	6.52	7.00	6.33
Tangible common equity to assets	6.31	5.88	6.52	7.00	6.33
Ratio of nonperforming assets to total assets	2.19	1.04	0.99	0.14	0.12

(1)	Includes loans held-for-sale.
(2)	Includes securities available-for-sale and trading.
(3)	Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4)	WSFS opened two branches in 2009, acquired six (keeping four open and closing two) in 2008, opened three branches and closed one branch in 2007, and opened three in 2006.
(5)	Computed on a fully tax-equivalent basis.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

WSFS Financial Corporation (“the Company,” “our Company,” “we,” “our” or “us”) is a thrift holding company headquartered in Wilmington, Delaware.  Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”). Founded in 1832, we are one of the ten oldest banks in the United States continuously-operating under the same name.  As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader fiduciary powers than most other financial institutions.  We have served the residents of the Delaware Valley for over 177 years.  We are the largest thrift institution headquartered in Delaware and the fourth largest financial institution in the state on the basis of total deposits traditionally garnered in-market.  Our primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits.  Our strategy of “Engaged Associates delivering Stellar Service to create Customer Advocates” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly trained, relationship oriented, friendly, knowledgeable, and empowered Associates.

We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services.  In addition, we offer a variety of wealth management and personal trust services through WSFS Trust and Wealth Management, which was formed during 2005.  Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum.  We serve our customers primarily from our 41 banking offices located in Delaware (36), Pennsylvania (4), and Virginia (1) and through our website at www.wsfsbank.com.

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”).  WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities through the Bank’s retail banking system.

Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions.  Cypress had approximately $458 million in assets under management at December 31, 2009.

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

RESULTS OF OPERATIONS

WSFS Financial Corporation recorded net income of $663,000, or a net loss allocable to common stockholders’ of $1.9 million (after preferred stock dividends), for a loss per common share of $0.30 for the year ended December 31, 2009, compared to net income of $16.1 million or $2.57 per diluted common share and net income of $29.6 million or $4.55 per diluted common share for the years ended December 31, 2008 and 2007, respectively.

Net Interest Income.  Net interest income increased $15.4 million, or 17%, to $104.6 million in 2009 compared to $89.2 million in 2008. The net interest margin for 2009 was 3.30%, up 17 basis points (0.17%) from 2008. These increases were the result of the Company’s growth in core deposits (which improved our funding mix) combined with active management of deposit and wholesale pricing.  In comparison to 2008, the yield on interest-bearing liabilities declined by 1.03%, while the yield on interest-earning assets only declined by 0.87% due to ongoing loan pricing management. Also, contributing to the increase in net interest income was an increase in our mortgage-backed securities (MBS) portfolio during 2009, due to purchases made throughout the year to take advantage of market opportunity and optimize our capital position. In addition, the yield on our loan portfolio remained relatively stable.

Net interest income increased $7.2 million, or 9%, to $89.2 million in 2008 compared to $82.0 million in 2007. The net interest margin for 2008 was 3.13%, up 0.04% from 2007. These increases were the result of a liability sensitive balance sheet combined with active management of loan and deposit pricing. In comparison to 2007, the yield on interest-bearing liabilities declined by 1.41%, while the yield on interest-earning assets only declined by 1.27%. The improvement in the net interest margin also reflects growth, and the improved mix of our balance sheet. The investment category on our average balance sheet includes income from reverse mortgages, which declined substantially in 2008 compared to 2007, consistent with decreases in home prices during the year 2008. During 2008 we lost $1.1 million on reverse mortgages compared to income of $2.0 million in 2007.

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

Year Ended December 31,	2009 vs. 2008			2008 vs. 2007
	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
(Dollars in Thousands)
Interest Income:
Commercial real estate loans	$942	$(11,287)	$(10,345)	$5,722	$(15,131)	$(9,409)
Residential real estate loans	(2,020)	(1,732)	(3,752)	(1,280)	360	(920)
Commercial loans (1)	11,368	(7,171)	4,197	9,460	(15,396)	(5,936)
Consumer loans	1,043	(3,556)	(2,513)	894	(3,480)	(2,586)
Mortgage-backed securities	4,723	(147)	4,576	(588)	335	(253)
Investment securities	149	519	668	504	(3,610)	(3,106)
FHLB Stock and deposits in other banks	(113)	(1,465)	(1,578)	155	(945)	(790)
Favorable (unfavorable)	16,092	(24,839)	(8,747)	14,867	(37,867)	(23,000)

Interest expense:
Deposits:
Interest-bearing demand	233	(649)	(416)	217	(546)	(329)
Money market	2,045	(3,097)	(1,052)	(419)	(5,542)	(5,961)
Savings	89	(304)	(215)	(106)	(837)	(943)
Retail time deposits	3,700	(4,686)	(986)	2,933	(4,515)	(1,582)
Jumbo certificates of deposits – nonretail	(479)	(767)	(1,246)	(229)	(1,856)	(2,085)
Brokered certificates of deposits	1,320	(6,825)	(5.505)	258	(6,860)	(6,602)
FHLB of Pittsburgh advances	(6,559)	(4,755)	(11,314)	3,460	(12,401)	(8,941)
Trust Preferred	—	(1,478)	(1,478)	—	(1,478)	(1,478)
Other borrowed funds	345	(2,305)	(1,960)	1,500	(3,789)	(2,289)
Unfavorable (favorable)	694	(24,866)	(24,172)	7,614	(37,824)	(30,210)
Net change, as reported	$15,398	$27	$15,425	$7,253	$(43)	$7,210
(1)  The tax-equivalent income adjustment is related to commercial loans.

The following table provides information regarding the average balances of, and yields/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2009			2008			2007
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$781,433	$36,302	4.65%	$763,825	$46,647	6.11%	$687,614	$56,056	8.15%
Residential real estate loans	400,561	21,779	5.44	437,223	25,531	5.84	459,043	26,451	5.76
Commercial loans	1,063,339	55,027	5.21	840,303	50,830	6.08	709,507	56,766	8.05
Consumer loans	301,234	15,140	5.03	282,943	17,653	6.24	270,518	20,239	7.48
Total loans	2,546,567	128,248	5.08	2,324,294	140,661	6.10	2,126,682	159,512	7.55
Mortgage-backed securities (4)	574,176	28,560	4.97	480,002	23,984	5.00	491,650	24,237	4.93
Investment securities (4) (5)	47,710	922	1.93	34,263	254	0.74	29,130	3,360	11.53
Other interest-earning assets	39,839	-	0.00	42,934	1,578	3.68	40,137	2,368	5.90
Total interest-earning assets	3,208,292	157,730	4.95	2,881,493	166,477	5.82	2,687,599	189,477	7.09
Allowance for loan losses	(40,731)			(27,210)			(28,192)
Cash and due from banks	57,396			65,022			70,387
Cash in non-owned ATMs	204,912			172,304			158,091
Bank-owned life insurance	59,750			58,503			56,307
Other noninterest-earning assets	94,213			70,838			67,711
Total assets	$3,583,832			$3,220,950			$3,011,903

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$230,738	$648	0.28%	$174,080	1,064	0.61%	$148,039	1,393	0.94%
Money market	430,437	4,857	1.13	300,775	5,909	1.96	312,192	11,870	3.80
Savings	221,913	521	0.23	197,175	736	0.37	211,453	1,679	0.79
Customer time deposits	662,733	19,789	2.99	543,808	20,775	3.82	476,159	22,357	4.70
Total interest-bearing customer deposits	1,545,821	25,815	1.67	1,215,838	28,484	2.34	1,147,843	37,299	3.25
Other jumbo certificates of deposit	77,087	1,845	2.39	93,901	3,091	3.29	98,452	5,176	5.26
Brokered certificates of deposit	337,394	2,729	0.81	282,760	8,234	2.91	277,860	14,836	5.34
Total interest-bearing deposits	1,960,302	30,389	1.55	1,592,499	39,809	2.50	1,524,155	57,311	3.76
FHLB of Pittsburgh advances	642,496	18,306	2.81	841,005	29,620	3.46	765,974	38,561	4.97
Trust preferred borrowings	67,011	1,797	2.64	67,011	3,275	4.81	67,011	4,753	7.00
Other borrowed funds	206,635	2,594	1.26	186,081	4,554	2.45	147,251	6,843	4.65
Total interest-bearing liabilities	2,876,444	53,086	1.85	2,686,596	77,258	2.88	2,504,391	107,468	4.29
Noninterest-bearing demand deposits	392,069			283,845			272,964
Other noninterest-bearing liabilities	33,488			29,560			27,737
Minority interest	-			—			38
Stockholders’ equity	281,831			220,949			206,773
Total liabilities and stockholders’ equity	$3,583,832			$3,220,950			$3,011,903
Excess of interest-earning assets over interest-bearing liabilities	$331,848			$194,897			$183,208
Net interest and dividend income		$104,644			$89,219			$82,009
Interest rate spread			3.10%			2.94%			2.80%
Net interest margin			3.30%			3.13%			3.09%

(1)  Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)  Nonperforming loans are included in average balance computations.
(3)  Balances are reflected net of unearned income.
(4)  Includes securities available-for-sale.
(5)  Includes reverse mortgages.

Provision for Loan Losses. We maintain an allowance for loan losses at an appropriate level based on management’s assessment of the estimable and probable losses in the loan portfolio, pursuant to accounting literature, which is discussed further in the “Nonperforming Assets” section of this Management’s Discussion and Analysis.  Management’s evaluation is based upon a review of the portfolio and requires significant judgment.  For the year ended December 31, 2009, we recorded a provision for loan losses of $47.8 million compared to $23.0 million in 2008 and $5.0 million in 2007.  The $47.8 million was the reslt of credit risk migration and collateral depreciation in our commercial loan portfolio due to economic conditions (mostly in our construction and land development (CLD) portfolio), net charge-offs, continued growth of our loan portfolio and restructured consumer loans. The increase in the provision for loan loss reflects the protracted economic recession and its adverse effects on our customers’ ability to pay their obligations.

Noninterest Income.  Noninterest income increased $4.3 million to $50.2 million in 2009, or 9%, from $46.0 million in 2008.  A significant amount of this increase was due to securities gains, which increased $3.3 million during 2009.  This security gain included $3.0 million of incremental mark-to-market adjustments on the BBB+ mortgage-backed security (“MBS”), as we recognized positive adjustments of $1.4 million during 2009 compared with negative adjustments of $1.6 million in 2008.  The securities gains increase also included $2.0 million in gains from the sale of securities during 2009.  Partially offsetting these increases was the absence of any gains on the sale of Visa, Inc. shares in 2009.  During 2008 we recognized $1.8 million in gains on sale of Visa, Inc shares related to the completion of their initial public offer.  In addition to securities gains, mortgage banking activities increased $1.5 million due to increased mortgage loan originations and sales, including a $16.7 million bulk loan sale completed during 2009.  Also during 2009, loan fee income increased $1.2 million as a result of increased fees from 1st Reverse, our majority owned national reverse mortgage subsidiary.  During the second quarter of 2009 the decision was made to conduct an orderly wind-down of 1st Reverse which was completed in the fourth quarter of 2009.  These noninterest income increases were partially offset by a reduction in BOLI income of $869,000 due to lower yields in underlying investments funding this program and a $707,000 decrease in credit/debit card and ATM income which was the result of reduced prime-based ATM bailment fees from Cash Connect resulting from the lower interest rate environment.  Although noninterest income was negatively impacted by lower bailment fees, the net interest margin benefited due to lower funding costs for these borrowings.

Noninterest income decreased $2.2 million, or 5%, to $46.0 million in 2008, from $48.2 million in 2007. The majority of the decrease was due to a $2.5 million decrease in credit card/debit card and ATM income due to reduced prime-based ATM bailment fees. In addition, 2007 had included a $1.1 million non-recurring gain related to the sale of our former headquarters building and an $882,000 gain from the sale of our credit card portfolio. Also during 2009, income from BOLI decreased $483,000 from the prior year. These decreases were partially offset by an increase in loan fee income of $1.3 million. The majority of the increase in loan fee income was due to $851,000 in fees from 1st Reverse.  Deposit service charges also increased $1.1 million, as a result of overall growth in deposits. In 2008 we also recorded a $1.8 million gain on the sale of shares related to the completion of Visa’s initial public offering, and a $1.6 million charge related to the mark-to-market adjustment on the BBB+ rated MBS.

Noninterest Expenses.  Noninterest expenses increased $19.4 million, or 22%, to $108.5 million in 2009 from $89.1 million in 2008.  A large portion of the increase is attributable to $6.1 million of non-routine items recorded during 2009, including a $1.9 million charge related to the wind-down of 1st Reverse, $1.7 million for the FDIC Special Assessment, $1.5 million of expense resulting from a wire fraud and $1.0 million of due diligence expenses on an acquisition prospect in which discussions have terminated.  For additional information on any of these non-routine items see Note 20 to the Consolidated Financial Statements.  Excluding the non-routine items, the remaining increase was mainly due to an additional $5.4 million of FDIC insurance premium expense during 2009.  Also during 2009, write-downs of assets acquired through foreclosure (REO) and other credit related costs increased $3.3 million, related to additional deterioration in housing prices and appraisal values.  Further, during 2009 professional fees increased $3.0 million mainly due to increased credit related costs. In addition, the increase in professional fees included a $1.2 million accrual of consulting expenses related the Company’s efficiency effort: Creative Opportunities for Revenues and

Expenses (CORE) program. This expense accrual is for the portion of the consultant’s work that is substantially performed, while the consultant’s payments, expense savings and revenue enhancements will largely be realized in future periods.  Lastly, salaries, benefits and other compensation as well as occupancy and equipment expenses increased $3.4 million due to the continued growth of our banking franchise during 2009.  This growth included the full year impact of seven branch openings and renovations during 2008 (including four branches from Sun National Bank) and an additional two new branches and two branch relocations during 2009.

Noninterest expenses increased $7.1 million to $89.1 million in 2008, or 9%, from $82.0 million in 2007. Excluding $2.8 million of expenses related to 1st Reverse, acquired in the second quarter of 2008, expenses increased $4.3 million or 5% over 2007. As a result of continued growth efforts salaries, benefits, and other compensation increased $1.1 million while other operating expenses increased $1.2 million. Included in other operating expenses was a $453,000 increase in FDIC charges due to increased assessment rates. During 2008 the investment in the WSFS franchise included the opening of one branch in Selbyville, Delaware, the relocation of another branch in Smyrna, Delaware, and the previously mentioned acquisition of branches in 2008. Further, during 2008 professional fees increased $1.3 million as a result of legal fees reflecting increased costs relating to problem credits.

Income Taxes. We recorded a $2.1 million tax benefit for the year ended December 31, 2009 compared to tax expense of $7.0 million and $13.5 million for the years ended December 31, 2008 and 2007, respectively. The 2009 tax benefit is a result of our pre-tax operating loss, combined with tax free income and a reduction in unrecognized tax benefits during the year.  Volatility in effective tax rates is directly impacted by the level of pretax income or loss combined with the amount of tax-free income as well as the effects of unrecognized tax benefits. The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting bases and the tax reporting bases of the assets and liabilities.

We analyze our projection of taxable income and make adjustments to our provision for income taxes accordingly. For additional information regarding our tax provision and net operating loss carryforwards, see Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $315.9 million, or 9%, during 2009 to $3.7 billion. This increase was due to growth in mortgage-backed securities, which grew $183.0 million, or 37% and cash in non-owned ATMs which increased $75.0 million, or 39% during 2009.  Additionally, net loans increased by $35.3 million, or 1% during the year.  Funding this growth was an increase in customer deposits of $438.9 million, or 26% and an increase in stockholders’ equity of $85.2 million, or 39%. Partially offsetting these funding increases was a  decrease in wholesale funding, including $202.8 million, or 25% decrease in Federal Home Loan Bank advances.

Cash in non-owned ATMs. During 2009, cash in non-owned ATMs managed by Cash Connect, our ATM unit, increased $74.9 million, or 39%.  During the year one of our cash management partners decided to no longer invest their cash in bailments and as a result we replaced $28 million of external funding with our own cash.  In addition, the number of ATMs serviced by Cash Connect increased from 10,031 at December 31, 2008 to 10,791 at December 31, 2009. Of these, 364 ATMs were WSFS owned and operated during 2009.

Mortgage-backed Securities. Investments in mortgage-backed securities increased $183.0 million during 2009 to $681.2 million.  Included in the increase was the purchase of $172.0 short-duration; recently AAA-rated, super senior tranches of securities during fourth quarter. There were proceeds from sales of $111.5 million in mortgage-backed securities during 2009 for a gain of $2.0 million. The weighted average duration of the mortgage-backed securities portfolio was 2.4 years at December 31, 2009.

    Investment Securities. Our investment securities are comprised mostly of Federal Agency debt securities with a maturity of four years or less. We own no Collateralized Debt Obligations, Bank Trust Preferred, Agency Preferred securities or equity securities in other FDIC insured banks or thrifts.

Loans, net. Net loans increased $35.3 million, or 1%, during 2009. This included increases of $121.9 million, or 7%, in commercial and commercial real estate loans, and $3.9 million, or 1%, in consumer loans. This increase was partially offset by a decrease of $68.2 million, or 16%, in residential mortgage loans mainly due to our strategy to originate then sell these loans in the secondary market to generate fee income.  First mortgage originations for the year totaled $102.7 million, the majority of which were subsequently sold.

Customer Deposits. Customer deposits increased $438.9 million, or 26%, during 2009 to $2.1 billion. During 2008 we acquired six Delaware branches from Sun National Bank, including $95.3 million in customer deposit accounts and paid a 12% premium on the balances. For additional information regarding this transaction, see Note 19 to the Consolidated Financial Statements. Core deposit relationships (demand deposits, money market and savings accounts) increased $411.5 million, or 39%, during 2009.  In addition, customer time deposits (CDs) increased $27.4 million, or 4%, in 2009. The table below depicts the changes in customer deposits over the last three years:

	Year Ended December 31,
	2009	2008	2007
	(In Millions)
Beginning balance	$1,707.1	$1,479.2	$1,343.7
Interest credited	27.2	34.6	32.4
Deposit inflows, net	411.7	193.3	103.1
Ending balance	$2,146.0	$1,707.1	$1,479.2

Borrowings and Brokered Certificates of Deposit. Borrowings and brokered certificates of deposit decreased by $176.7 million, or 13%, during 2009. This decrease was primarily the result of a decrease in FHLB Advances of $202.8 million, or 25%, as customer deposits replaced these borrowings and we improved our funding mix.  Partially offsetting this decrease was a $35.2 million, or 11%, increase in brokered deposits.  Also during 2009 we issued $30.0 million of debt under the FDIC’s Temporary Liquidity Program.

Stockholders’ Equity. Stockholders’ equity increased $85.2 million to $301.8 million at December 31, 2009.  This increase was mainly due to the sale of senior preferred stock to the U.S. Department of the Treasury under its Capital Purchase Program (“CPP”) totaling $52.6 million and the sale of $25.0 million of common stock to Peninsula Investment Partners, L.P (“Peninsula”). The increase also included $10.6 million in comprehensive income mainly due to an increase in the fair value of securities available-for-sale.  Partially offsetting these increases was the payment of cash dividends (both preferred and common stock) totaling $3.1 million during 2009.  During 2009 we did not repurchase any shares of common stock.

ASSET/LIABILITY MANAGEMENT

Our primary asset/liability management goal is to maximize long term net interest income opportunities within the constraints of managing interest rate risk, while ensuring adequate liquidity and funding and maintaining a strong capital base.

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

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2009 are set forth in the following table:

	Less than One Year	One to Five Years	Over Five Years	Total
(Dollars in Thousands)
Interest-rate sensitive assets:
Real estate loans (1) (2)	$733,777	$191,185	$123,121	$1,048,083
Commercial loans (2)	919,473	144,906	48,100	1,112,479
Consumer loans (2)	201,292	45,620	52,918	299,830
Mortgage-backed securities	143,616	370,206	167,420	681,242
Loans held-for-sale (2)	8,377	—	(11)	8,366
Investment securities	14,283	32,416	38,123	84,822
Interest-bearing deposits in other banks	1,090	—	—	1,090
	2,021,908	784,333	429,671	3,235,912
Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	545,834	9	270,515	816,358
Savings deposits	112,456	4	112,461	224,921
Retail time deposits	430,720	241,324	1,221	673,265
Jumbo certificates of deposit	69,208	—	—	69,208
Brokered certificates of deposit	345,388	1,255	—	346,643
FHLB advances	405,517	207,627	—	613,144
Trust preferred borrowings	67,011	—	—	67,011
Other borrowed funds	119,654	55,000	—	174,654
	2,095,788	505,219	384,197	2,985,204
(Deficiency) excess of interest-rate sensitive assets over interest-rate liabilities (“interest-rate sensitive gap”)	$(73,880)	$279,114	$45,474	$250,708
One-year interest-rate sensitive assets/ Interest-rate sensitive liabilities	96.47%
One-year interest-rate sensitive gap as a Percent of total assets	(1.97)%

(1)	Includes commercial mortgage, construction, and residential mortgage loans.
(2)	Loan balances exclude nonaccruing loans, deferred fees and costs.

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

To provide a more accurate position of our one-year gap, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of our deposit accounts, that 75% of money market and 50% of interest-bearing demand deposits are sensitive to interest rate changes and that 50% of savings deposits are sensitive to interest rate changes. Accordingly, these interest-sensitive portions are classified in the less than one-year category with the remainder in the over five-year category.

Deposit rates other than time deposit rates are variable, and changes in deposit rates are generally subject to local market conditions and management’s discretion and are not indexed to any particular rate.

During the first quarter of 2010 we executed $75.0 million of intermediate-term FHLB Advances in order to reduce the sensitivity of our net interest income to increases in market interest rates.

REVERSE MORTGAGES

We hold an investment in reverse mortgages of $(530,000) at December 31, 2009 representing a participation in reverse mortgages with a third party. Eighteen loans remain in this portfolio.  The loans were originated in the early 1990’s.

These reverse mortgage loans are contracts that require the lender to make monthly advances throughout the borrower’s life or until the borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.

We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from the maturity of these mortgage loans can result in significant volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2009, we lost $464,000 in interest income on reverse mortgages. For the year ended December 31, 2008, we lost $1.1 million in interest income on reverse mortgages as compared to posting income of $2.0 million in 2007. The losses in 2008 and 2009 primarily resulted from the decrease in the values of the properties securing the mortgages, based on annual re-evaluations and consistent with the decrease in home values over the past two years.

The projected cash flows depend on assumptions about life expectancy of the mortgagee and the future changes in collateral values. Projecting the changes in collateral values is the most significant factor impacting the volatility of reverse mortgage values. Our current assumptions include a short-term annual appreciation rate of 0.0% in the first year, and a long-term annual appreciation rate of 0.5% in future years. If the long-term appreciation rate was increased to 1.5%, the resulting impact on income would have been $19,000. Conversely, if the long-term appreciation rate was decreased to -0.5%, the resulting impact on income would have been $(17,000).  If housing values do not change (0.0% annual appreciation for all future years) the resulting impact on income would be $(8,000).

We also hold $12.2 million fair value of BBB+ rated mortgage-backed securities classified as trading and have options to acquire up to 49.9% of Class “O” Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned. The Class “O” Certificates are currently recorded on our financial statements at a zero value. At the time of the securitization, the third-party securitizer (Lehman Brothers Holding, Inc. “Lehman Brothers”) retained 100% of the Class “O” Certificates from the securitization. These Class “O” Certificates have no priority over other classes of Certificates under the Trust and no distributions will be made on the Class “O” Certificates until, among other conditions, the principal amount of each other class of notes has been reduced to zero. The underlying assets, the reverse mortgages, are very long-term assets. Therefore, any cash flow that might inure to the holder of the Class “O” Certificates is not expected to occur until a number of years in the future. Additionally, we can exercise our option on 49.9% of the Class “O” Certificates in up to five separate increments for an aggregate purchase price of $1.0 million any time between January 1, 2004 and the termination of the Securitization Trust. The option to purchase the Class “O” Certificates does not meet the definition of a derivative under ASU 815-10, Derivatives and Hedging (SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133) and is carried in our financial statements at cost. During the third quarter of 2008 Lehman Brothers filed for bankruptcy. During 2009 we filed a “Proof of Claim” against Lehman Brothers regarding the option on the Class “O” Certificate.  Also during 2009 we notified Lehman Brothers that we were exercising our option on these securities.  The status of this exercise is pending.

During 2006, we formed a new reverse mortgage initiative, originating reverse mortgages primarily in our retail banking footprint.  In 2009 we ranked as the #1 reverse mortgage lender in Delaware and seventy-seventh nationwide.  While our activity during the past two years has been limited to acting as a correspondent for these loans, it is our intention to originate and underwrite our own reverse mortgages in the future. We expect to sell most of these loans and do not intend to hold them in our portfolio. These reverse mortgages are government approved and insured.

During 2008, we acquired a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), which specializes in originating and subsequently selling reverse mortgage loans nationwide. These reverse mortgages are government approved and insured.  During the latter part of 2009, we decided to conduct an orderly wind-down of 1st Reverse operations (discussed further in Note 19 of the Financial Statements).

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure and troubled debt restructures, can negatively affect our results of operations. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table sets forth our nonperforming assets and past due loans at the dates indicated:

December 31,	2009	2008	2007	2006	2005
(Dollars in Thousands)
Nonaccruing loans:
Commercial	$8,328	$986	$17,187	$1,282	$925
Consumer	818	352	835	557	155
Commercial mortgages	2,156	5,748	3,873	500	727
Residential mortgages	9,958	4,753	2,417	1,493	1,567
Construction	44,681	16,595	6,794	—	36
Total nonaccruing loans	65,941	28,434	31,106	3,832	3,410
Assets acquired through foreclosure	8,945	4,471	703	388	59
Restructured loans	7,274	2,855	—	—	—
Total nonperforming assets	$82,160	$35,760	$31,809	$4,220	$3,469

Past due loans:
Residential mortgages	$1,221	$1,313	$388	$219	$327
Commercial and commercial mortgages	105	—	14	3	—
Consumer	97	26	173	29	59
Total past due loans	$1,423	$1,339	$575	$251	$386

Ratio of nonaccruing loans to total loans (1)	2.61%	1.15%	1.38%	0.19%	0.19%
Ratio of allowance for loan losses to gross loans (1)	2.12	1.26	1.12	1.34	1.41
Ratio of nonperforming assets to total assets	2.19	1.04	0.99	0.14	0.12
Ratio of loan loss allowance to nonaccruing loans (2)	63.10	108.30	78.80	705.32	709.47

(1)	Total loans exclude loans held-for-sale.
(2)	The applicable allowance represents general valuation allowances only.
Total non-performing assets increased $46.4 million during 2009. As a result, nonperforming assets as a percentage of total assets increased from 1.04% at December 31, 2008 to 2.19% at December 31, 2009. Nonperforming assets increased in all portfolios except commercial mortgages. Nonaccruing construction loans increased $28.1 million during 2009 with a bulk of the dollar increase related to six borrowing relationships that were placed on nonaccrual status during the year.  Nonaccruing commercial loans increased by $7.3 million.  Except for the addition of two larger relationships ($2.6 million in balances), the increase was mostly due to the migration of small business loans during 2009.  Assets acquired through foreclosure increased $4.5 million predominantly due to the foreclosure of two residential construction and land development loans during the year.  Restructured loans increased by $4.4 million.  All of the restructured loans continue to be residential mortgage and consumer loans.  Concessions on these loans consisted mainly of forbearance agreements, reduction in interest rate or extensions of maturity.  All loans classified above as restructured are accruing and there were only $1.0 million of restructured loans included in nonaccruing loan balances.  Nonaccruing restructured loans remain in nonaccrual status until there has been sustained historical repayment performance for a reasonable period, generally six months.

The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:
Year Ended December 31,	2009	2008	2007
(In Thousands)
Beginning balance	$35,760	$31,809	$4,220
Additions	100,925	48,152	37,017
Collections	(19,133)	(26,574)	(3,029)
Transfers to accrual	(6,236)	(1,345)	(295)
Charge-offs/write-downs	(29,156)	(16,282)	(6,104)
Ending balance	$82,160	$35,760	$31,809

As of December 31, 2009, we had $98.5 million of loans, which although performing at that date, require increased supervision and review, and may, depending on the economic environment and other factors, become nonperforming assets in future periods. The amount of such loans at December 31, 2008 was $70.2 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

At December 31, 2009, we did not have a material amount of loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused us to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

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

Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are based on a ten-year net charge-off history. The average loss allowance per homogenous pool is based on the product of  the average annual historical loss rate and the estimated duration of the pool multiplied by the pool balances. These separate risk pools are assigned a reserve for losses based upon this historical loss information and loss adjustment factors.

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

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses. We also give consideration to the results of these regulatory agency examinations.  In addition, we also contract with a loan review firm to review portions of the portfolio.

During 2009, the provision for loan losses was affected by the protracted economic recession; including (1) increased charge-offs; (2) continued migration in loans to lower credit grades; (3) continued deterioration of collateral values; and (4) an increase in estimated disposition costs.

Increases in the allowance for loan losses were also due to rising trends in our past due and nonperforming loans (as discussed in the earlier nonperforming assets section) and rising unemployment rates.  This increase in non-performing loans is a direct result of the weak economic environment, impacting numerous borrowers’ ability to pay as scheduled.  This has resulted in increased loan delinquencies, and in some cases decreases in the collateral value used to secure real estate loans and the ability to sell the collateral upon foreclosure.  Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine appropriate discounts that may be needed.  In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.

As a result of continued economic deterioration in 2009, a detailed review and analysis of our commercial loan portfolio was completed during the year.  This included a review of every commercial loan commitment greater than $1 million, regardless of risk rating. This represented 74% of our commercial portfolio.  The review considered cash flows from the business or project, appropriately conservative real estate values, a careful view of guarantor support, and the direction of the economy.

Our real estate portfolio has approximately $524.4 million of commercial real estate loans, $231.6 million of construction loans, $357.3 million in first lien mortgage loans (only $15.1 million of which are considered subprime loans), and $284.3 million in home equity loans and lines as of December 31, 2009.  We do not have any option ARM products in our portfolio.  We consider our construction loans our riskiest loans within our real estate portfolio.  Construction loans are typically comprised of loans to borrowers for real estate to be developed.  Normally, these loans are repaid with the proceeds from the sale or lease of the developed property.  The greater degree of strain on these real estate types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  A number of these borrowers are having financial difficulties that may affect their ability to repay their loans.  Our analysis has resulted in a significant provision expense to increase our allowance to appropriate levels based on continued deterioration in the portfolio during 2009.

    The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

Year Ended December 31,	2009	2008	2007	2006	2005

(Dollars in Thousands)
Beginning balance	$31,189	$25,252	$27,384	$25,381	$24,222
Provision for loan losses	47,811	23,024	5,021	2,738	2,582

Charge-offs:
Residential real estate	1,164	628	41	75	90
Commercial real estate (1)	15,932	12,195	1,398	—	104
Commercial	5,796	1,992	4,379	470	1,048
Overdrafts (2)	1,216	1,327	1,441	607	—
Consumer	2,458	1,697	790	483	631
Total charge-offs	26,566	17,839	8,049	1,635	1,873

Recoveries:
Residential real estate	38	7	11	14	59
Commercial real estate (1)	379	12	127	170	42
Commercial	150	100	173	343	209
Overdrafts (2)	380	384	446	217	—
Consumer	65	249	139	156	140
Total recoveries	1,012	752	896	900	450

Net charge-offs	25,554	17,087	7,153	735	1,423
Ending balance	$53,446	$31,189	$25,252	$27,384	$25,381

Net charge-offs to average gross loans outstanding, net of unearned income	1.01%	0.74%	0.34%	0.04%	0.09%

(1) Includes commercial mortgage and construction loans.
(2) Prior to April 2006, overdraft charge-offs/recoveries were recognized in other operating expense.

Net charge-offs did increase this year as we moved loans through the resolution process in some of the larger construction loans we identified earlier in this cycle.  During 2009, net charge-offs increased to $25.6 million, or 1.01% of average loans, from $17.1 million, or 0.74% of average loans in 2008.  This is due to the fact we provide for losses earlier in the problem loan identification process when they are probable and charge the loans off and utilize the provision when the losses are certain or near certain.

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

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
Residential real estate	$4,073	13.8%	$2,480	17.1%	$1,304	19.8%	$1,645	23.1%	$1,632	25.4%
Commercial real estate	17,082	29.9%	10,656	32.8%	12,151	32.9%	11,343	32.5%	10,978	32.7%
Commercial	24,834	44.4%	12,510	38.1%	8,088	35.0%	11,019	31.5%	9,471	28.3%
Consumer	7,457	11.9%	5,543	12.0%	3,709	12.3%	3,377	12.9%	3,300	13.6%
Total	$53,446	100.0%	$31,189	100.0%	$25,252	100.0%	$27,384	100.0%	$25,381	100.0%

LIQUIDITY

We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2009, net loan growth resulted in the use of $103.8 million in cash. The loan growth was primarily the result of our continued success increasing corporate and small business lending. Management expects this trend to continue. Our loan-to-deposit ratio has been well above 100% for many years, however during 2009 we have made significant improvements in this ratio through increased deposit growth.  At December 31, 2009 our loan-to-deposit ratio was 114% compared to 143% at December 31, 2008.  Our long-term goal is 100% by 2012.  Management has significant experience managing its funding needs through borrowings and deposit growth.

As a financial institution, we have ready access to several sources of funding. Among these are:

       ●   Deposit growh
       ●   Borrowing from the Federal Home Loan Bank
       ●   Fed Discount Window access
       ●   Other borrowings such as repurchase agreements
       ●   Cash flow from securities and loan sales and repayments
       ●   Net income
       ●   Deposit growh

Our current branch expansion and renovation program is focused on expanding our retail footprint in Delaware and southeastern Pennsylvania and attracting new customers to provide additional deposit growth. Customer deposit growth was strong, equaling $438.9 million, or 26% between December 31, 2008 and December 31, 2009.

Our portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities and Agency notes also provide a source of cash flow to meet current cash needs. If necessary, portions of this portfolio, as well as portions of the loan portfolio, could be sold to provide liquidity or new loans. During the year ended December 31, 2009, $21.1 million in cash was provided by operating activities.

We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. As part of the liquidity management process, we also monitor our available wholesale funding capacity. At December 31, 2009, we had $376.3 million in funding capacity at the Federal Home Loan Bank of Pittsburgh. Also, liquidity risk management is a primary area of examination by the OTS.

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

The Federal Deposit Insurance Corporation Improvement Act (FDICIA), as well as other requirements, established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under- capitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

At December 31, 2009, we are classified as well-capitalized, the highest regulatory defined level, and in compliance with all regulatory capital requirements.  Additional information concerning our regulatory capital compliance is included in Note 10 to the Consolidated Financial Statements.

Since 1996, the Board of Directors has approved several stock repurchase programs to acquire common stock outstanding. We did not acquire any shares in 2009, but as part of these programs, we acquired approximately 73,500 shares in 2008. At December 31, 2009, we held 9.6 million shares of our common stock as treasury shares.  At December 31, 2009, we had 506,000 shares remaining under our current share repurchase authorization.

On January 23, 2009, under the U.S. Treasury’s Capital Purchase Plan (“CPP”), we issued and sold 52,625 shares of senior preferred stock to the U.S. Treasury, having a liquidation amount equal to $1,000 per share, or $52.6 million.  Although we are currently well-capitalized under regulatory guidelines, the Board of Directors believed it was advisable to take advantage of the CPP to raise additional capital to ensure that, during these uncertain times, we are well-positioned to support our existing operations as well as anticipated future growth.  Additional information concerning the CPP is included in Note 21 to the Consolidated Financial Statements.

As part of the CPP program, any share repurchases or increase in the dividend level from the September 2008 quarterly payment of $0.12 per share, must be approved by the U.S. Treasury department.

The Company completed a private placement of stock to Peninsula Investment Partners, L.P. (Peninsula) on September 24, 2009, pursuant to which the company issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of the Company’s common stock at an exercise price of $29.00 per share. Additional information concerning the Peninsula transaction is included in Note 21 to the Consolidated Financial Statements.

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

CONTRACTUAL OBLIGATIONS

At December 31, 2009, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations.  These obligations are summarized below.  See Notes 7, 9 and 14 to the Consolidated Financial Statements for further discussion.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(In Thousands)
Operating lease obligations	$48,581	$5,113	$9,165	$7,675	$26,628
Long-term debt obligations	680,155	405,517	174,394	33,233	67,011
Data processing contracts	3,972	3,170	802	—	—
Credit obligations	640,738	640,738	—	—	—
Total	$1,373,446	$1,054,538	$184,361	$40,908	$93,639

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

On October 14, 2008, the Secretary of the Department of the Treasury announced the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts through TARP’s CPP. Under this program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock as a way for healthy U.S. financial institutions to help stabilize the U.S. economy. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity in such institution issued under the CPP.  After careful consideration of all the costs, restrictions, risks and benefits, we have elected to participate in the CPP program.  The Treasury’s investment signals their faith in us as a healthy institution that can help stabilize and eventually grow the economy. Additional information regarding this transaction can be found in Note 21 to the Consolidated Financial Statements.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP was announced by the FDIC on October 14, 2008, after the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC insurance deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  We have elected to participate in the TLGP program.

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

On November 12, 2009, the FDIC adopted a final ruling that required banks to prepay their estimated quarterly risk-based assessments for the 4th quarter of 2009 and for all of 2010 through 2012.  In addition the FDIC board voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011.  Prepayment of the assessments allowed the industry to strengthen the cash position of the Deposit Insurance Fund (DIF) immediately while allowing the capital impact to be felt over time as the industry’s financial condition improves.  We have paid our estimated assessment for 2010 through 2012 of $19.9 million and will expense this amount based on actual calculations of quarterly provisions during the period to which it relates.

On November 17, 2009, the Federal Reserve adopted a final ruling regarding Regulation E, otherwise known as the Electronic Fund Transfer Act.  The ruling limits our ability to assess fees for overdrafts on ATM or one-time debit transactions without receiving prior consent from our customers who have opted-in to our overdraft service.  This act will become effective on July 1, 2010.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  No valuation allowance is required as of December 31, 2009.

Fair Value Measurements

We adopted FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820”) during 2008, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. See Note 1 to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets

In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles—Goodwill and Other, all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value. We consider our accounting policies related to goodwill and other intangible assets to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

The fair value of acquired assets and liabilities, including the resulting goodwill, was based either on quoted market prices or provided by other third-party sources, when available. When third-party information was not available, estimates were made in good faith by management primarily through the use of internal cash flow modeling techniques. The assumptions that were used in the cash flow modeling were subjective and are susceptible to significant changes.

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. As of December 31, 2009, goodwill totaled $10.9 million, the majority of which is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008.  For additional information, see Note 19 to the Consolidated Financial Statements.  In addition, amortizing intangibles totaled $2.8 million as of December 31, 2009.

Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value. The first step compares the estimated fair value of our reporting units with their carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step would be performed that would compare the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other variables. Estimated cash flows extend five years into the future and, by their nature, are difficult to estimate over such an extended time-frame. Factors that may significantly affect the estimates include, but are not limited to, balance sheet growth assumptions, credit losses in our investment and loan portfolios, competitive pressures in our market area, changes in customer base and customer product preferences, changes in revenue growth trends, cost structure, changes in discount rates, conditions in the banking sector and general economic variables.

As of December 31, 2009, we retained a third-party valuation firm to assist in our Step 1 test for potential goodwill impairment of the WSFS Bank reporting unit. The valuation incorporated both income and market based analyses and indicated the fair value of our WSFS Bank reporting unit was 3.7% above the carrying amount, therefore in accordance with FASB ASC 350-20-35-6; the Step 2 analysis was not required.

As of December 31, 2009, goodwill and other intangible assets were not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in future.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (“ASC 805”), (Formerly SFAS No. 141 (revised 2007), Business Combinations). This new guidance changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination, ASC 805 is effective for annual periods beginning after December 15, 2008 and is applied prospectively for all business combinations entered into after the date of adoption. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued FASB ASC 810-10, Consolidation (“ASC 810-10”), (Formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). This Statement requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10 is effective for annual periods beginning after December 15, 2008 and is applied prospectively. However, the presentation and disclosure requirements of the statement are applied retrospectively for all periods presented. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

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

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Formerly SFAS No. 165, Subsequent Events). This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of this statement did not have a material impact on our Consolidated Financial Statements. See Note 22, to the Consolidated Financial Statements.

In June 2009 the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing (“ASC 860”), (Formerly SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140). This new standard amends derecognition guidance and eliminates the concept of qualifying special-purpose entities. The new standard is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of ASC 860 is prohibited. We have not determined whether the adoption of the new standard will have a material impact on our Consolidated Financial Statements.

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

In June 2009 the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162). This new standard establishes the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. This new standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009 at which time the Codification superseded all than-existing non-SEC accounting and reporting standards. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

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

In January 2010, the FASB issued an update (Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820, Fair Value Measurements and Disclosures. The update provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements.  Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers.  In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard is effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which is not effective until reporting periods beginning after December 15, 2010.  Adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by management. At December 31, 2009 interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by $73.9 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased from 100.6% at December 31, 2008 to 96.4% at December 31, 2009. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to (1.97%) at December 31, 2009 from 0.3% at December 31, 2008. The change in sensitivity since December 31, 2008 is the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure required to be performed by the Office of Thrift Supervision (OTS)-regulated institutions is the test specified by OTS Thrift Bulletin No. 13A, Management of Interest Rate Risk, Investment Securities and Derivatives Activities. This test measures the impact on the net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of the net present value of assets. The following table is the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value at the specified levels at December 31, 2009 and 2008, calculated in compliance with Thrift Bulletin No. 13A:

December 31,		2009		2008
Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Net Portfolio Value (2)	% Change in Net Interest Margin (1)		Net Portfolio Value (2)
+300		+4%	8.88%	-9%		7.92%
+200		+3%	9.24%	-6%		8.17%
+100		+1%	9.43%	-3%		8.37%
0		0%	9.39%	0%		8.50%
-100		-7%	9.16%	-2%		8.43%
-200	(3)	NMF	NMF	NM	F	NM	F
-300	(3)	NMF	NMF	NM	F	NM	F

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) at December 31, 2009 given the low absolute level of interest rates at that time.

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

During the first quarter of 2010 we executed $75.0 million of intermediate-term FHLB Advances in order to reduce the sensitivity of our net interest income to increases in market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WSFS Financial Corporation:

We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (included in FASB ASC Topic 740, Income Taxes), effective January 1, 2007, and FASB Statement No. 157, Fair Value Measurements (included in FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures), effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WSFS Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 16, 2010

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,	2009	2008	2007
(Dollars in Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$128,248	$140,661	$159,512
Interest on mortgage-backed securities	28,560	23,984	24,237
Interest and dividends on investment securities	1,386	1,331	1,353
Interest on investments in reverse mortgages	(464)	(1,077)	2,007
Other interest income	—	1,578	2,368
	157,730	166,477	189,477

Interest expense:
Interest on deposits	30,389	39,809	57,311
Interest on Federal Home Loan Bank advances	18,306	29,620	38,561
Interest on federal funds purchased and securities sold under agreements to repurchase	1,531	2,397	3,153
Interest on trust preferred borrowings	1,797	3,275	4,753
Interest on other borrowings	1,063	2,157	3,690
	53,086	77,258	107,468
Net interest income	104,644	89,219	82,009
Provision for loan losses	47,811	23,024	5,021
Net interest income after provision for loan losses	56,833	66,195	76,988

Noninterest income:
Deposit service charges	16,881	16,484	19,750
Credit/debit card and ATM income	16,522	17,229	15,419
Loan fee income	4,857	3,696	2,384
Securities gains	3,423	139	82
Investment advisory income	2,162	2,395	2,465
Mortgage banking activities, net	1,646	148	217
Bank-owned life insurance income	917	1,786	2,269
Non-recurring gains, net	—	—	1,979
Other income	3,833	4,112	3,601
	50,241	45,989	48,166

Noninterest expenses:
Salaries, benefits and other compensation	48,133	46,654	43,662
Occupancy expense	9,664	8,416	8,280
Professional fees	7,074	4,082	2,662
FDIC expenses	7,064	661	208
Equipment expense	6,803	6,174	5,616
Data processing and operations expense	4,743	4,216	4,062
Net costs of assets acquired through foreclosure	4,310	968	22
Marketing expense	3,304	3,920	3,911
Other operating expenses	17,409	14,007	13,608
	108,504	89,098	82,031
(Loss) income before taxes	(1,430)	23,086	43,123
Income tax (benefit) provision	(2,093)	6,950	13,474
Net income	663	16,136	29,649
Dividends on preferred stock and accretion of discount	2,590	—	—
Net (loss) income allocable to common stockholders	$(1,927)	$16,136	$29,649
Earnings per share: Basic	$(0.30)	$2.62	$4.69
Diluted	$(0.30)	$2.57	$4.55
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CONDITION

Year Ended December 31,	2009	2008
(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$55,756	$58,377
Cash in non-owned ATMs	264,903	189,965
Federal funds sold	—	—
Interest-bearing deposits in other banks	1,090	216
Total cash and cash equivalents	321,749	248,558
Investment securities held-to-maturity (fair value: 2009-$671; 2008-$1,071)	709	1,181
Investment securities available-for-sale including reverse mortgages	44,808	48,507
Mortgage-backed securities-available-for-sale	669,059	487,389
Mortgage-backed securities-trading	12,183	10,816
Loans held-for-sale	8,366	2,275
Loans, net of allowance for loan losses of $53,446 at December 31, 2009 and $31,189 at December 31, 2008	2,470,789	2,441,560
Bank-owned life insurance	60,254	59,337
Stock in Federal Home Loan Bank of Pittsburgh, at cost	39,305	39,305
Assets acquired through foreclosure	8,945	4,471
Premises and equipment	36,108	34,966
Goodwill	10,870	11,849
Intangible assets	2,781	3,867
Accrued interest receivable and other assets	62,581	38,479
Total assets	$3,748,507	$3,432,560

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$431,476	$311,322
Interest-bearing demand	265,719	214,749
Money market	550,639	326,792
Savings	224,921	208,368
Time	470,139	450,056
Jumbo certificates of deposit - customer	203,126	195,846
Total customer deposits	2,146,020	1,707,133
Other jumbo certificates of deposit	69,208	103,825
Brokered deposits	346,643	311,394
Total deposits	2,561,871	2,122,352

Federal funds purchased and securities sold under agreements to repurchase	100,000	75,000
Federal Home Loan Bank advances	613,144	815,957
Trust preferred borrowings	67,011	67,011
Other borrowed funds	74,654	108,777
Accrued interest payable and other liabilities	30,027	26,828
Total liabilities	3,446,707	3,215,925

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at December 31, 2009 and -0- at December 31, 2008	1	—
Common stock $.01 par value, 20,000,000 shares authorized; issued 16,660,588 at December 31, 2009 and 15,739,768 at December 31, 2008	166	157
Capital in excess of par value	166,627	87,033
Accumulated other comprehensive loss	(2,022)	(12,613)
Retained earnings	385,308	390,338
Treasury stock at cost, 9,580,569 shares at December 31, 2009
and December 31, 2008	(248,280)	(248,280)
Total stockholders’ equity	301,800	216,635
Total liabilities and stockholders’ equity	$3,748,507	$3,432,560
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In Thousands)
Balance, December 31, 2006	$—	$156	$81,580	$(8,573)	$347,448	$(208,552)	$212,059

Comprehensive income:
Net income	—	—	—	—	29,649	—	29,649
Other comprehensive income (1)	—	—	—	4,712	—	—	4,712
Total comprehensive income							34,361
Cumulative effect of change in accounting principle related to the adoption of FIN 48	—	—	—	—	1,988	—	1,988
Cash dividend, $0.38 per share	—	—	—	—	(2,403)	—	(2,403)
Issuance of common stock, including proceeds from exercise of common stock options	—	1	3,704	—	—	—	3,705
Treasury stock at cost, 564,100 shares	—	—	—	—	—	(36,173)	(36,173)
Issuance of restricted stock	—	—	230	—	—	—	230
Tax liability from exercises of common stock options	—	—	(2,437)	—	—	—	(2,437)
Balance, December 31, 2007	$—	$157	$83,077	$(3,861)	$376,682	$(244,725)	$211,330

Comprehensive income:
Net income	—	—	—	—	16,136	—	16,136
Other comprehensive income (1)	—	—	—	(8,752)	—	—	(8,752)
Total comprehensive income							7,384
Cash dividend, $0.46 per share	—	—	—	—	(2,832)	—	(2,832)
Issuance of common stock, including proceeds from exercise of common stock options	—	—	2,391	—	—	—	2,391
Treasury stock at cost, 73,500 shares	—	—	—	—	—	(3,555)	(3,555)
Issuance of restricted stock	—	—	202	—	—	—	202
Reclassification adjustment of negative minority interest	—	—	—	—	352	—	352
Tax benefit from exercises of common stock options	—	—	1,363	—	—	—	1,363
Balance, December 31, 2008	$—	$157	$87,033	$(12,613)	$390,338	$(248,280)	$216,635

Comprehensive income:
Net income	—	—	—	—	663	—	663
Other comprehensive income (1)	—	—	—	10,591	—	—	10,591
Total comprehensive income							11,254
Cash dividend, $0.48 per share	—	—	—	—	(3,078)	—	(3,078)
Issuance of common stock, including proceeds from exercise of common stock options	—	9	25,109	—	—	—	25,118
Issuance of restricted stock	—	—	174	—	—	—	174
Reclassification adjustment of negative minority interest	—	—	—	—	(352)	—	(352)
Tax benefit from exercises of common stock options	—	—	80	—	—	—	80
Preferred stock cash dividends	—	—	—	—	(2,136)	—	(2,136)
Preferred stock discount accretion	—	—	127	—	(127)	—	—
Preferred stock and common stock warrants issued	1	—	54,104	—	—	—	54,105
Balance, December 31, 2009	$1	$166	$166,627	$(2,022)	$385,308	$(248,280)	$301,800

(1) Other Comprehensive Income (Loss):	2009	2008	2007
Net unrealized holding gains (losses) on securities available-for-sale arising during the period, net of taxes (2009 - $6,491; 2008 - $(5,364); 2007 - $2,855);	$11,845	$(8,752)	$4,657
Actuarial gain reclassified to periodic cost, net of income taxes (2007 - $42);	—	—	68
Transition obligation reclassified to periodic cost, net of income taxes (2007 - $23);	—	—	38
Reclassification for losses (gains) included in income, net of taxes (2009 - $(768); 2007 - $(31));	(1,254)	—	(51)
Total other comprehensive (loss) income	$10,591	$(8,752)	$4,712

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2009	2008	2007
(In Thousands)
Operating activities:
Net income	$663	$16,136	$29,649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	47,811	23,024	5,021
Depreciation, accretion and amortization	6,823	6,218	4,930
(Increase) decrease in accrued interest receivable and other assets	(31,217)	(94)	1,142
Origination of loans held-for-sale	(115,196)	(31,358)	(27,160)
Proceeds from sales of loans held-for-sale	110,731	31,648	25,362
Gain on mortgage banking activity	(1,646)	(148)	(217)
(Income) loss on mark to market adjustment on trading securities	(1,368)	1,616	—
Gain on sale of credit card portfolio	—	—	(882)
Securities gain from the sale of MasterCard, Inc. and Visa, Inc. common stock	(119)	(1,755)	—
Gain on sale of former headquarters building	—	—	(1,093)
Gain on sale of investments	(2,022)	—	(82)
Stock-based compensation expense, net of tax benefit recognized	874	730	1,222
Excess tax (benefits) liability from share-based payment arrangements	(80)	(1,363)	2,437
Increase (decrease) in accrued interest payable and other liabilities	3,188	1,693	(3,328)
Loss on wind down of 1st Reverse	1,857	—	—
Loss (gain) on sale of assets acquired through foreclosure and valuation adjustments	1,905	816	(20)
Increase in value of bank-owned life insurance	(917)	(1,786)	(2,269)
Decrease (increase) in capitalized interest, net	464	1,009	(2,007)
Net cash provided by operating activities	21,751	46,386	32,705

Investing activities:
Maturities of investment securities	22,591	14,440	41,893
Purchases of investment securities available-for-sale	(19,070)	(37,298)	(13,986)
Sales of mortgage-backed securities available-for-sale	111,214	—	2,690
Repayments of mortgage-backed securities available-for-sale	151,571	77,856	77,328
Purchases of mortgage-backed securities available-for-sale	(424,813)	(95,195)	(52,507)
Repayments on reverse mortgages	207	1,248	3,532
Disbursements for reverse mortgages	(202)	(227)	(2,964)
Purchase of 1st Reverse Financial Services, LLC	—	(2,442)	—
Acquisition of branches	—	(11,505)	—
Sales of loans	22,270	—	909
Purchase of Cypress Capital Management, LLC	—	—	(240)
Purchase of ATM vault cash business	—	—	(440)
Purchases of loans	—	(3,190)	(2,656)
Net increase in loans	(109,131)	(236,674)	(221,179)
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh	—	6,232	(5,665)
Sale of assets acquired through foreclosure, net	3,274	1,674	120
Sale of credit card portfolio	—	—	6,295
Proceeds from the sale of MasterCard, Inc. and Visa, Inc. common stock	119	1,755	—
Sale of former headquarters building	—	—	2,436
Deferred gain on sale of partnership interest	—	—	1,335
Investment in real estate partnership	—	—	1,172
Investment in premises and equipment, net	(6,776)	(4,989)	(9,181)
Net cash used for investing activities	(248,746)	(288,315)	(171,108)

(Continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Year Ended December 31,	2009	2008	2007
(In Thousands)
Financing activities:
Net increase in demand and saving deposits	$347,401	$112,850	$82,363
Net increase in time deposits	27,126	195,584	4,256
Receipts from federal funds purchased and securities sold under agreement to repurchase	18,922,995	12,853,000	12,709,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(18,897,995)	(12,853,000)	(12,707,400)
Receipts of FHLB advances	30,481,564	82,778,987	31,427,417
Repayments of FHLB advances	(30,684,378)	(82,861,310)	(31,313,165)
Proceeds from issuance of unsecured bank debt	30,000	—	—
Dividends paid	(5,214)	(2,832)	(2,404)
Proceeds from issuance of preferred stock	52,625	—	—
Issuance of common stock and exercise of common stock options	25,982	1,863	2,713
Excess tax benefit (liability) from share-based payment arrangements	80	1,363	(2,437)
Purchase of treasury stock, net of re-issuance	—	(3,555)	(36,173)
Decrease in minority interest	—	—	(54)
Net cash provided by financing activities	300,186	222,950	164,116
Increase (decrease) in cash and cash equivalents	73,191	(18,979)	25,713
Cash and cash equivalents at beginning of year	248,558	267,537	241,824
Cash and cash equivalents at end of year	$321,749	$248,558	$267,537

Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$55,640	$80,654	$105,969
Cash paid for income taxes, net	2,593	10,521	18,056
Loans transferred to assets acquired through foreclosure	9,143	6,186	415
Net change in accumulated other comprehensive income	10,591	(8,752)	4,712

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WSFS Financial Corporation (“the Company,” “our Company,” “WSFS”, “we,” “our” or “us”) is a savings and loan holding company organized under the laws of the State of Delaware. Our principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), is a federal savings bank organized under the laws of the United States which, at December 31, 2009, serves customers from our 41 banking offices located in Delaware (36), Pennsylvania (4), and Virginia (1).

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The material estimates that are particularly susceptible to significant changes in the near term relate to the allowance for loan losses for impaired loans and the remainder of the loan portfolios, investment in reverse mortgages, contingencies (including indemnifications), goodwill and income taxes.

Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2010, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, goodwill and intangible assets, post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement expense.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the parent company, Montchanin Capital Management, Inc. (Montchanin) and its wholly-owned subsidiary, Cypress Capital Management, LLC (Cypress), WSFS Bank and its wholly-owned subsidiary, WSFS Investment Group, Inc. (“WIG”). WIG markets various third-party insurance and securities products to Bank customers through WSFS’ retail banking system. During 2009, WSFS Bank also owned a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), specializing in reverse mortgage lending however operations were wound-down during the 4th quarter of 2009 due, in part, to the current economic climate. Montchanin was formed to provide asset management products and services. In 2007, Montchanin increased its ownership in Cypress, a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions to100%.

WSFS Capital Trust III (“the Trust”) is an unconsolidated subsidiary of ours, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities. The proceeds from this issue were used to fund the redemption of $51.5 million of Floating Rate WSFS Capital Trust I Preferred Securities (formerly WSFS Capital Trust I). The Trust invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in Junior Subordinated Debentures of the Company.

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

When we conclude an investment security is other-than-temporarily impaired (“OTTI”), a loss for the difference between the investment security’s carrying value and the fair value is recognized as a reduction to non-interest income in the consolidated statement of operations. For an investment in a debt security, if we do not intend to sell the investment security and conclude that it is not more likely than not we will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into the “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive loss, net of the tax effect, and the “credit” component of the OTTI is included as a reduction to non-interest income in the consolidated statement of operations. Management is required to use its judgment to determine impairment in certain circumstances. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.

Investment in Reverse Mortgages

We account for our investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission (SEC) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts,” which requires grouping the individual reverse mortgages into “pools” and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, we must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Because of this highly specialized accounting, the recorded value of reverse mortgage assets can result in significant volatility associated with estimations. As a result, income recognition can vary significantly from reporting period to reporting period. During 2009, we recorded a $464,000 charge (taken through interest income) related to our second-lien interest in the 18 whole-loan reverse mortgage.

During 2009 we recorded income of $1.4 million related to the mark-to-market adjustment on the $12.4 million par value BBB+ rated mortgage-backed security (MBS) issued in connection with a 2002 reverse mortgage securitization.

Loans

Loans are stated net of deferred fees and costs and unearned discounts.  Interest income on loans is recognized using the level yield method.  Loan origination and commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.

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

Nonaccrual Loans

Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is contractually past due 90 days or more. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectability of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e.: brought current with respect to principal or interest or restructured) and the paying capacity of the borrower or the underlying collateral is deemed sufficient to cover principal and interest in accordance with our previously established loan-to-value policies.

Allowances for Loan Losses

We maintain allowances for credit losses and charge losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant judgment reflecting management’s best estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan portfolio. Management’s evaluation is based upon a review of these portfolios.

Management establishes the loan loss allowance in accordance with guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans, formula allowances for commercial and commercial real estate loans, and allowances for pooled, homogenous loans.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Specific reserves are established for certain loans in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss has been incurred.

The formula allowances for commercial and commercial real estate loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For low risk commercial and commercial real estate loans the portfolio is pooled, based on internal risk grade, and estimates are based on a ten-year net charge-off history adjusted to reflect current estimates of loss. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the probability of loss should default occur. Loss adjustment factors are applied based on criteria discussed below. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.

    Pooled loans are loans that are usually smaller, not-individually-graded and homogeneous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are based on a ten-year net charge-off history adjusted to reflect current estimates of loss. The average loss allowance per homogeneous pool is based on the product’s average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These separate risk pools are assigned a reserve for loss based upon this historical loss information and loss adjustment factors.

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

During 2009, we recorded a $47.8 million provision for loan losses, which was a result of many factors including increased charge-offs, continued migration in loans to lower credit grades, continued deterioration of collateral values and an increase in estimated disposition costs.

Increases in the allowance for loan losses in both 2009 and 2008 were also due to rising trends in our past due and nonperforming loans (as discussed in the earlier nonperforming assets section) and rising unemployment rates.  This increase in non-performing loans is a direct result of the weak economic environment, impacting numerous borrowers’ ability to pay as scheduled.  This has resulted in increased loan delinquencies, and in some cases decreases in the collateral value used to secure real estate loans and the ability to sell the collateral upon foreclosure.  Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine appropriate discounts that may be needed.  In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.

As a result of continued economic deterioration, a detailed review and analysis of our commercial loan portfolio was completed during the year.  This included a review of every commercial loan commitment greater than $1 million, regardless of risk rating. This represented 74% of our commercial portfolio.  The review considered cash flows from the business or project, appropriately conservative real estate values, a careful view of guarantor support, and the direction of the economy.

Our real estate portfolio has approximately $524.4 million of commercial real estate loans, $231.6 million of construction loans, $357.3 million in first lien mortgage loans (only $15.5 million of which are considered subprime loans), and $284.3 million in home equity loans and lines as of December 31, 2009.  We do not have any option ARM products in our portfolio.  We consider our construction loans our riskiest loans within our real estate portfolio.  Construction loans are typically comprised of loans to borrowers for real estate to be developed.  Normally, these loans are repaid with the proceeds from the sale or lease of the developed property.  The greater degree of strain on these real estate types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  A number of these borrowers are having financial difficulties that may affect their ability to repay their loans.

Assets Held-for-Sale

Assets held-for-sale includes loans held-for-sale and are carried at the lower of cost or market of the aggregate or, in some cases, individual assets.

Assets Acquired Through Foreclosure

Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loans or fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding the assets are charged to expense in the current period. We write-down the value of the assets when declines in fair value below the carrying value are identified. Net costs of assets acquired through foreclosure include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs. During 2009, we booked $4.1 million in additional write-downs of values of assets acquired through foreclosure (REO).

Premises and Equipment

Premises and equipment is stated at cost less accumulated depreciation and amortization. Costs of major replacements, improvements and additions are capitalized. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the effective life of the related lease if less than the estimated useful life. In general, computer equipment, furniture and equipment and building renovations are depreciated over three, five and ten years, respectively.

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

Loss Contingency for Standby Letters of Credit

We maintain a loss contingency for standby letters of credit and charge losses to this contingency when such losses are realized. The determination of the loss contingency for standby letters of credit requires significant judgment reflecting management’s best estimate of probable losses related to standby letters of credit.  During 2009 we increased these reserves by $532,000.

Income Taxes

The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement basis and tax basis of assets and liabilities.

We account for income taxes in accordance with Financial Accounting Standard Board  (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. ASC 740 became effective for us on January 1, 2007, and resulted in a $2.0 million increase to our retained earnings on that date.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007
	(In Thousands, Except Per Share Data)
Numerator:
Net (loss) income allocable to common shareholders	$(1,927)	$16,136	$29,649

Denominator:
Denominator for basic earnings per share - weighted average shares	6,429	6,158	6,316
Effect of dilutive employee stock options	―	132	194
Denominator for diluted earnings per share - adjusted weighted average shares and assumed exercise	6,429	6,290	6,510

Earnings per share:
Basic:
Net (loss) income allocable to common shareholders	$(0.30)	$2.62	$4.69

Diluted:
Net (loss) income allocable to common shareholders	$(0.30)	$2.57	$4.55

Outstanding common stock equivalents having no dilutive effect	939	371	194

For the year ended December 31, 2009, 939,000 employee stock options were excluded from the computation of diluted net loss per common share, of which 59,000 were because the effect would have been antidilutive due to the net loss reported in this period.

Fair Value of Financial Assets

Effective January 1, 2008, we adopted the provisions of FASB ASC 820-10 (Formerly SFAS No. 157, Fair Value Measurements and Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157), for nonfinancial assets and financial liabilities. This adoption did not have a material impact on our financial statements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of December 31, 2009 (there are no material liabilities measured at fair value):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Asset	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis

Available-for-sale securities including reverse mortgages	$—	$714,397	$(530)	$713,867
Trading Securities	—	—	12,183	12,183

Total assets measured at fair value on a recurring basis	$—	$714,397	$11,653	$726,050

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans	$—	$61,375	$—	$61,375
Total assets measured at fair value on a nonrecurring basis	$—	$61,375	$—	$61,375

The table below presents the balances of assets measured at fair value as of December 31, 2008 (there were no material liabilities measured at fair value):
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Asset	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis

Available-for-sale securities including reverse mortgages	$—	$535,957	$(61)	$535,896
Trading Securities	—	—	10,816	10,816

Total assets measured at fair value on a recurring basis	$—	$535,957	$10,755	$546,712

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans	$—	$22,840	$—	$22,840
Total assets measured at fair value on a nonrecurring basis	$—	$22,840	$—	$22,840

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

Available for sale securities. As of December 31, 2009, securities classified as available for sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $41.3 million in Federal Agency debentures, $240.2 million in Federal Agency MBS, $424.8 million of Private Label MBS, and $3.7 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Securities classified as available for sale as of December 31, 2008 were also reported at fair value using Level 2 inputs. Included under the Level 2 designation was approximately $44.6 million in Federal Agency debentures, $194.7 million in Federal Agency MBS, $292.7 million of Private Label MBS, and $3.9 million in municipal bonds.  Agency and MBS securities were predominately AAA-rated and designated Level 2 pursuant to ASC 820-10.  As discussed above, almost all were fixed income securities, none were exchange traded, and all were priced by correlation to observed market data.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under ASC 820-10. As prescribed by ASC 820-10, management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect management’s assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated traunches of this asset class. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis.  All of these assumptions require a significant degree of management judgment.

Reverse Mortgages available-for-sale. The amount of our investment in reverse mortgages represents the estimated value of future cash flows of the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. The projected cash flows depend on assumptions about life expectancy of the mortgagee and the future changes in collateral values. Due to the significant amount of management judgment and the unobservable input calculations, these reverse mortgages have been classified as Level 3.

The changes in Level 3 assets measured at fair value are summarized as follows:

	Trading Securities	Available- For-Sale Securities Including Reverse Mortgages	Total
		(in Thousands)
Balance at December 31, 2007	$12,364	$2,037	$14,401
Total net income (losses) for the period included in net income	(1,548)	(1,077)	(2,625)
Purchases, sales, issuances, and settlements, net	—	(1,021)	(1,021)
Balance at December 31, 2008	$10,816	$(61)	$10,755
Total net income (losses) for the period included in net income	1,367	(464)	903
Purchases, sales, issuances, and settlements, net	—	(5)	(5)
Balance at December 31, 2009	$12,183	$(530)	$11,653

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross amount of $73.2 million and $22.8 million at December 31, 2009 and 2008, respectively. The valuation allowance on impaired loans was $11.8 million as of December 31, 2009 and $395,000 as of December 31, 2008.

2. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Available-for-sale securities:

December 31, 2009:
Reverse mortgages (1)	$(530)	$—	$—	$(530)
U.S. Government and agencies	40,695	652	(35)	41,312
State and political subdivisions	3,935	91	—	4,026
	$44,100	$743	$(35)	$44,808

December 31, 2008:
Reverse mortgages (1)	$(61)	$—	$—	$(61)
U.S. Government and agencies	43,778	857	(1)	44,634
State and political subdivisions	4,020	—	(86)	3,934
	$47,737	$857	$(87)	$48,507

Held-to-maturity:

December 31, 2009:
State and political subdivisions	$709	$—	$(38)	$671
	$709	$—	$(38)	$671

December 31, 2008:
State and political subdivisions	$1,181	$—	$(110)	$1,071
	$1,181	$—	$(110)	$1,071

(1) See Note 4 to the Consolidated Financial Statements for a further discussion of Reverse Mortgages.

Securities with book values aggregating $39.5 million at December 31, 2009 were specifically pledged as collateral for WSFS’ Treasury Tax and Loan account with the Federal Reserve Bank, securities sold under agreement to repurchase and certain letters of credit and municipal deposits which require collateral. Accrued interest receivable relating to investment securities was $352,000 and $409,000 at December 31, 2009 and 2008, respectively.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at December 31, 2009 and 2008 were as follows:

	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
2009
Within one year (1)	$340	$340	$10,864	$11,068
After one year but within five years	—	—	32,986	33,485
After five years but within ten years	—	—	250	255
After ten years	369	331	—	—
	$709	$671	$44,100	$44,808
2008
Within one year (1)	$—	$—	$3,940	$4,054
After one year but within five years	630	630	42,522	43,220
After five years but within ten years	—	—	1,275	1,233
After ten years	551	441	—	—
	$1,181	$1,071	$47,737	$48,507

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

There were no sales of investment securities classified as available-for-sale or held-to-maturity during 2009, 2008, or 2007. As a result, there were no net gains/losses realized during 2009, 2008, or 2007. The cost basis for investment security sales is based on the specific identification method. Investment securities totaling $18.6 million were called by their issuers during 2009.

At December 31, 2009, we owned investment securities totaling $3.2 million where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $73,000 at December 31, 2009. This temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Securities amounting to $242,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. The following table includes unrealized losses aggregated by category as of December 31, 2009:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$242	$38	$242	$38

Available-for-sale
State and political subdivisions	—	—	—	—	—	—
U.S Government and agencies	2,985	35	—	—	2,985	35

Total temporarily impaired investments	$2,985	$35	$242	$38	$3,227	$73

The following table includes unrealized losses aggregated by category as of December 31, 2008:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$92	$—	$265	$110	$357	$110

Available-for-sale
State and political subdivisions	3,934	86	—	—	3,934	86
U.S Government and agencies	2,053	1	—	—	2,053	1

Total temporarily impaired investments	$6,079	$87	$265	$110	$6,344	$197

3. MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

December 31, 2009:
Collateralized mortgage obligations (1)	$519,527	$5,368	$(10,383)	$514,512
FNMA	61,603	813	(454)	61,962
FHLMC	44,536	561	(83)	45,014
GNMA	46,629	1,129	(187)	47,571
	$672,295	$7,871	$(11,107)	$669,059

Weighted average yield	5.00%

December 31, 2008:
Collateralized mortgage obligations (1)	$419,177	$2,595	$(25,728)	$396,044
FNMA	35,578	932	—	36,510
FHLMC	30,477	830	—	31,307
GNMA	22,536	992	—	23,528
	$507,768	$5,349	$(25,728)	$487,389

Weighted average yield	4.97%

(1) Includes Agency CMO’s classified as available-for-sale.

Trading securities:

December 31, 2009:
Collateralized mortgage obligations	$12,183	$—	$—	$12,183
	$12,183	$—	$—	$12,183

Weighted average yield	3.74%

December 31, 2008:
Collateralized mortgage obligations	$10,816	$—	$—	$10,816
	$10,816	$—	$—	$10,816

Weighted average yield	6.02%

The portfolio of available-for-sale mortgage-backed securities consists of both Agency and non-Agency bonds. All bonds (except the BBB+ rated trading securities) were AAA-rated at the time of purchase; $97.6 million are now rated below AAA-. Downgraded bonds were evaluated at December 31, 2009. The result of this evaluation shows only one bond with other-than-temporary impairment as of December 31, 2009, which resulted in an earnings charge of $86,000 or 9 basis points of downgraded bonds and only 1 basis point of the total MBS portfolio. The weighted average duration of the mortgage-backed securities was 2.4 years at December 31, 2009.

At December 31, 2009, mortgage-backed securities with market values aggregating $250.3 million were pledged as collateral for customer repurchase agreements and municipal deposits. Accrued interest receivable relating to mortgage-backed securities was $2.8 million and $2.1 million at both December 31, 2009 and 2008, respectively. From time to time, mortgage-backed securities are pledged as collateral for Federal Home Loan Bank (FHLB) borrowings. The fair value of these pledged mortgage-backed securities at December 31, 2009 and 2008 was $122.7 million and $16.0 million, respectively. In 2009, proceeds from the sale of mortgage-backed securities available-for-sale were $111.2 million, resulting in a gain of $2.0 million. There were no sales of mortgage-backed securities available-for-sale in 2008. The cost basis of all mortgage-backed sales is based on the specific identification method.

We own $12.4 million par value of SASCO RM-1 2002 securities which are classified as trading, of which, $1.4 million is accrued interest paid in kind. Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) (Formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading. It was our intent to sell them in the near term. We have used the guidance under ASC 320 to provide a reasonable estimate of fair value in 2009. We estimated the value of these securities as of December 31, 2009 based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach. As a result of these mark-to-market adjustments, we recognized $1.4 million of securities gains and $1.6 million of securities losses during 2009 and 2008, respectively. There was no mark-to-market adjustments recorded during 2007.

At December 31, 2009, we owned mortgage-backed securities totaling $298.7 million where the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $11.1 million at December 31, 2009. This temporary impairment is the result of changes in market interest rates, a lack of liquidity in the private-label mortgage-backed securities market and the reduction in credit ratings of 28 bonds out of 175 private-label bonds we own. Most of these securities have been impaired for less than twelve months. We have determined that all except one of these securities are not other-than-temporarily impaired. Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage. In addition, we do not have the intent to sell, nor is it more likely than not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our mortgage-backed securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009.  We have reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$115,088	$2,701	$108,839	$7,682	$223,927	$10,383
FNMA	29,360	454	—	—	29,360	454
FHLMC	25,434	83	—	—	25,434	83
GNMA	19,953	187	—	—	19,953	187

Total temporarily impaired MBS	$189,835	$3,425	$108,839	$7,682	$298,674	$11,107

The table below shows our mortgage-backed securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2008:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(In Thousands)
Available-for-sale
CMO	$249,118	$23,536	$37,298	$2,192	$286,416	$25,728
FNMA	—	—	—	—	—	—
FHLMC	—	—	—	—	—	—
GNMA	—	—	—	—	—	—

Total temporarily impaired MBS	$249,118	$23,536	$37,298	$2,192	$286,416	$25,728

At December 31, 2009, we owned one $2.6 million mortgage-backed security where the amortized cost exceeded fair value and we recognized other-than-temporary impairment. The total loss on this bond was $187,000 at December 31, 2009. Of this loss, $86,000 was related to credit impairment and $101,000 was related to market interest rates and/or lack of liquidity in the market for mortgage-backed securities. As a result, we realized an earnings charge of $86,000 for other-than-temporary impairment during 2009.  There was no other-than-temporary impairment recognized in any prior years.

4. REVERSE MORTGAGES AND RELATED ASSETS

We hold an investment in reverse mortgages of $(530,000) at December 31, 2009 representing a participation in 18 reverse mortgages with a third party. These loans were originated in the early 1990’s.

These reverse mortgage loans are contracts that require the lender to make monthly advances throughout the borrower’s life or until the borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.

We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from these mortgage loans can result in significant volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2009, the Company lost $464,000 in interest income on reverse mortgages as compared to a loss of $1.1 million in 2008 and posting income of $2.0 million in 2007.  The losses in 2008 and 2009 primarily resulted from the decrease in the values of the properties securing these mortgages, based on annual re-evaluation and consistent with the decrease in home values over the past two years.

The projected cash flows depend on assumptions about life expectancy of the mortgagee and the future changes in collateral values. Projecting the changes in collateral values is the most significant factor impacting the volatility of reverse mortgage values. The current assumptions include a short-term annual depreciation rate of 0.0% in the first year, and a long-term annual appreciation rate of 0.5% in future years. If the long-term appreciation rate was increased to 1.5%, the resulting impact on income would have been $19,000. Conversely, if the long-term appreciation rate was decreased to -0.5%, the resulting impact on income would have been $(17,000).  If housing values do not change (0.0% annual appreciation for all future years), the resulting impact on income would be $(8,000).

We also hold $12.2 million fair value in BBB+ rated mortgage-backed securities classified as trading and have options to acquire up to 49.9% of Class “O” Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned. The Class “O” Certificates are currently recorded on our financial statements at a zero value. At the time of the securitization, the third party securitizer (Lehman Brothers) retained 100% of the Class “O” Certificates from the securitization. These Class “O” Certificates have no priority over other classes of Certificates under the Trust and no distributions will be made on the Class “O” Certificates until, among other conditions, the principal amount of each other class of notes has been reduced to zero. The underlying assets, the reverse mortgages, are long-term assets. Hence, any cash flow that might inure to the holder of the Class “O” Certificates is not expected to occur until 2014 or later. Additionally, the Company can exercise its option on 49.9% of the Class “O” Certificates in up to five separate increments for an aggregate purchase price of $1.0 million any time between January 1, 2004 and the termination of the Securitization Trust. The option to purchase the Class “O” Certificates does not meet the definition of a derivative under ASU 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133). This certificate is an equity security with no readily determinable fair value; as such, it is excluded from the accounting treatment promulgated under ASU 320, Investments—Debt and Equity Securities (formerly SFAS 115) As a result, the option is carried at cost (which is zero). During the third quarter of 2008 Lehman Brothers Holdings filed for bankruptcy.  During 2009 we filed a “Proof of Claim” against Lehman Brothers Holding, Inc. regarding the option on the Class “O” Certificates.  Also during 2009 we notified Lehman Brothers Holding, Inc. that we were exercising our option on these securities.  The status of this exercise is pending.

5. LOANS

The following table details our loan portfolio:

December 31,	2009	2008
(In Thousands)
Real estate mortgage loans:
Residential (1-4 family)	$348,873	$422,740
Other	524,380	558,979
Real estate construction loans	231,625	251,508
Commercial loans	1,120,807	942,920
Consumer loans	300,648	296,728
	2,526,333	2,472,875
Less:
Deferred fees (costs), net	2,098	126
Allowance for loan losses	53,446	31,189
Net loans	$2,470,789	$2,441,560

    Nonaccruing loans aggregated $65.9 million, $28.4 million and $31.8 million at December 31, 2009, 2008 and 2007, respectively.  If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $2.6 million in 2009, $2.0 million in 2008, and $790,000 in 2007. Portfolio delinquency is actually less than nonperforming assets at December 31, 2009 as two large credits, that have been current, were moved to nonaccrual status in the second quarter of 2009.

The total amount of loans serviced for others were $256.7 million, $268.8 million and $255.0 million at December 31, 2009, 2008 and 2007, respectively all of which were residential first mortgage loans. We received fees from the servicing of loans of $570,000, $650,000 and $718,000 during 2009, 2008 and 2007, respectively.

We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by us. The value of these servicing rights was $349,000 and $329,000 at December 31, 2009 and 2008, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Statement of Condition. Changes in the valuation of these servicing rights resulted in net revenue of $20,000 during 2009 and net expense of $259,000 in 2008. The increase from the prior year was mainly due to an increase in prepayment speeds during 2008 and the resulting impairment charge.  Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking activities, net on the Consolidated Statement of Operations.

Accrued interest receivable on loans outstanding was $7.6 million and $7.5 million at December 31, 2009 and 2008, respectively.

A summary of changes in the allowance for loan losses follows:

Year Ended December 31,	2009	2008	2007
(In Thousands)
Beginning balance	$ 31,189	$25,252	$27,384
Provision for loan losses	47,811	23,024	5,021
Loans charged-off (1)	(26,566)	(17,839)	(8,049)
Recoveries (2)	1,012	752	896
Ending balance	$ 53,446	$31,189	$25,252

(1)	2009, 2008 and 2007 include $1.2 million, $1.3 million and $1.4 million of overdraft charge-offs, respectively.
(2)	2009, 2008 and 2007 include $380,000, $384,000 and $446,000 of overdraft recoveries, respectively.

Net charge-offs increased this year as we moved loans through the resolution process in some of the larger construction loans we identified earlier in this cycle.  During 2009, net charge-offs increased to $25.6 million, or 1.01%, of average loans annualized, from $17.1 million, or 0.74%, of average loans in 2008.  This is due to the fact we provide for losses earlier in the problem loan identification process when they are probable and charge the loans off and utilize the provision when the losses are certain or near certain.

6. IMPAIRED LOANS

Loans from which it is probable we will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of FASB ASC 310, Receivables (Formerly SFAS No. 114, Accounting for Creditors for Impairment of a Loan).  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.

We had impaired loans of approximately $73.2 million at December 31, 2009 compared to $31.3 million at December 31, 2008.  The average recorded balance of aggregate impaired loans was $62.2 million for the year-ended December 31, 2009 and $26.1 million for the year-ended December 31, 2008.  The specific allowance for losses on these impaired loans was $11.8 million at December 31, 2009 compared to $395,000 at December 31,

2008.  The change in the specific allowance was due to additional provision for loan loss of $12.9 million and net transfers of $3.9 million from general valuation allowances.  These increases were partially offset by $5.4 million of charge-offs and transfers to assets acquired through foreclosure during 2009.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses.  Losses are recognized in the period when an obligation becomes uncollectible.

7. PREMISES AND EQUIPMENT

Land, office buildings, leasehold improvements and furniture and equipment, at cost, are summarized by major classifications:

December 31,	2009	2008
(In Thousands)
Land	$4,422	$4,422
Buildings	10,900	10,797
Leasehold improvements	26,089	22,990
Furniture and equipment	32,444	29,892
	73,855	68,101
Less:
Accumulated depreciation	37,747	33,135
	$36,108	$34,966

Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the effective life of the related lease if less than the estimated useful life. In general, computer equipment, furniture and equipment and building renovations are depreciated over three, five and ten years, respectively.

The Company occupies certain premises including some with renewal options, and operates certain equipment under noncancelable leases with terms ranging primarily from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred in accordance with FASB ASC 840-20 Operating Leases.  Rent expense was $5.9 million in 2009, $5.0 million in 2008 and $4.5 million in 2007. Future minimum payments under these leases at December 31, 2009 are as follows:

(In Thousands)
2010	$5,113
2011	4,841
2012	4,324
2013	3,949
2014	3,726
Thereafter	26,628
Total future minimum lease payments	$48,581

8. DEPOSITS

The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

December 31,	2009	2008
(In Thousands)
Money market and demand:
Noninterest-bearing demand	$431,476	$311,322
Interest-bearing demand	265,719	214,749
Money market	550,639	326,792
Total money market and demand	1,247,834	852,863

Savings	224,921	208,368

December 31,	2009	2008
(In Thousands)
Customer certificates of deposit by maturity:
Less than one year	292,884	287,546
One year to two years	129,144	107,593
Two years to three years	43,622	9,681
Three years to four years	2,580	42,161
Over four years	1,909	3,075
Total customer time certificates	470,139	450,056

Jumbo certificates of deposit--customer, by maturity:
Less than one year	137,492	144,925
One year to two years	46,883	32,399
Two years to three years	18,426	1,463
Three years to four years	161	16,795
Over four years	164	264
Total jumbo certificates of deposit--customer	203,126	195,846
Subtotal customer deposits	2,146,020	1,707,133

Other jumbo certificates of deposit--by maturity:
Less than one year	69,208	103,825
One year to two years	—	—
Two years to three years	—	—
Three years to four years	—	—
Over four years	—	—
Total other jumbo time certificates	69,208	103,825

Brokered deposits less than one year	346,643	311,394

Total deposits	$2,561,871	$2,122,352

Customer deposits increased $438.9 million, or 26%, over balances at December 31, 2008. The growth was across all categories.

Interest expense by category follows:

Year Ended December 31,	2009	2008	2007
(In Thousands)
Interest-bearing demand	$648	$1,064	$1,393
Money market	4,857	5,909	11,870
Savings	521	736	1,679
Customer time deposits	19,789	20,775	22,357
Total customer interest expense	25,815	28,484	37,299

Other jumbo certificates of deposit	1,845	3,091	5,176
Brokered deposits	2,729	8,234	14,836
Total interest expense on deposits	$30,389	$39,809	$57,311

9. BORROWED FUNDS

The following is a summary of borrowed funds by type:

			Maximum		Weighted
			Outstanding	Average	Average
		Weighted	at Month	Amount	Interest
	Balance at	Average	End	Outstanding	Rate
	End of	Interest	During the	During the	During the
	Period	Rate	Period	Period	Period
	(Dollars in Thousands)
2009

FHLB advances	$613,144	2.59%	$738,639	$642,496	2.81%
Trust preferred borrowings	67,011	2.03	67,011	67,011	2.64
Federal funds purchased and securities sold under agreements to repurchase	100,000	1.50	100,000	101,019	1.49
Other borrowed funds	74,654	1.21	132,604	105,616	1.01

2008

FHLB advances	$815,957	2.74%	$942,922	$841,005	3.46%
Trust preferred borrowings	67,011	3.97	67,011	67,011	4.81
Federal funds purchased and securities sold under agreements to repurchase	75,000	1.87	99,999	75,844	3.11
Other borrowed funds	108,777	0.79	127,556	110,237	1.96

Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh with rates ranging from 0.26% to 5.45% at December 31, 2009 are due as follows:

		Weighted
		Average
Matures during:	Amount	Rate
	(Dollars in Thousands)

2010	$405,517	2.24%
2011	86,855	3.64
2012	87,539	3.06
2013	33,233	2.90
	$613,144

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

As a member of the FHLB of Pittsburgh, we are required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.75% of its advances (borrowings) from the FHLB of, plus 0.75% of the unused borrowing capacity. We were in compliance with this requirement with a stock investment in FHLB of Pittsburgh of $39.3 million at December 31, 2009. This stock is carried on the accompanying Consolidated Statement of Condition at cost, which approximates liquidation value.

In December 2008, the FHLB of Pittsburgh announced the suspension of both dividend payments and the repurchase of capital stock until such time as it becomes prudent to reinstate both.  We received no dividends from the FHLB of Pittsburgh during 2009.  For additional information regarding our stock in the FHLB of Pittsburgh see Note 15.

At December 31, 2009, 32 advances were outstanding totaling $613.1 million, with a weighted average rate of 2.59%. Six advances totaling $95.0 million are convertible on a quarterly basis (at the discretion of the FHLB) to a variable rate advance based upon the three-month London Interbank Offer Rate (“LIBOR”), after an initial fixed term. If any of these advances convert, WSFS has the option to prepay these advances at predetermined times or rates.

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2009 and 2008, we purchased federal funds as a short-term funding source.   At December 31, 2009, we had purchased $75.0 million in federal funds at a rate of 0.38%.  At December 31, 2008, we had purchased $50.0 million in federal funds at a rate of 0.38%. At December 31, 2007, we also had $50.0 million federal funds purchased.

During 2009, we sold securities under agreements to repurchase as a funding source. At December 31, 2009, securities sold under agreements to repurchase had a fixed rate of 4.87%. The underlying securities are mortgage-backed securities with a book value of $29.2 million at December 31, 2009. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:

			Collateral
	Borrowing		Carrying	Market	Accrued
	Amount	Rate	Value	Value	Interest
(Dollars in Thousands)
2009

Over 90 days	$25,000	4.87%	$29,226	$29,471	$101

2008

Over 90 days	$25,000	4.87%	$29,500	$30,223	$101

Other Borrowed Funds

Included in other borrowed funds are collateralized borrowings of $44.7 million and $108.8 million at December 31, 2009 and 2008, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.18% and 0.79% at December 31, 2009 and 2008, respectively.  During 2009, we participated in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  Under this program we issued $30.0 million of unsecured debt with a coupon rate of 2.74% and a 3 year maturity.

10. STOCKHOLDERS’ EQUITY

    Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as WSFS, must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk-weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on WSFS’ Financial Statements.  At December 31, 2009 and 2008, WSFS was in compliance with regulatory capital requirements and was deemed a “well-capitalized” institution.

The following table presents WSFS’ capital position as of December 31, 2009 and 2008:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
(In Thousands)
As of December 31, 2009:
Total Capital (to risk-weighted assets)	$359,834	12.24%	$235,163	8.00%	$293,953	10.00%
Core Capital (to adjusted tangible assets)	323,957	8.67	149,404	4.00	186,755	5.00
Tangible Capital (to tangible assets)	323,957	8.67	56,026	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	323,957	11.02	117,581	4.00	176,372	6.00

As of December 31, 2008:
Total Capital (to risk-weighted assets)	$304,679	11.00%	$221,561	8.00%	$276,951	10.00%
Core Capital (to adjusted tangible assets)	274,221	7.99	137,303	4.00	171,629	5.00
Tangible Capital (to tangible assets)	274,221	7.99	51,489	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	274,221	9.90	110,780	4.00	166,170	6.00
           The Holding Company holds additional funds, mostly from the $25 million common equity raised in the third quarter of 2009 that can be contributed as capital to the Bank, if desired.  A $25 million infusion of this cash to the Bank would increase total and Tier 1 capital by 85 basis points and core and tangible capital by 67 basis points.

    Our capital structure includes one class of $0.01 par common stock outstanding, each share having equal voting rights and one class of $.01 par preferred stock.  During 2009 we completed a private placement of common stock to Peninsula Investment Partners, L.P. for a total purchase price of $25.0 million.  Information concerning this transaction is included in Note 21.

    During 2009, we issued and sold senior preferred stock to the U.S. Department of Treasury under its Capital Purchase Program (“CPP”) totaling $52.6 million. Information concerning this transaction is included in Note 21.

    When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. We are prohibited from paying any dividend or making any other capital distribution if, after making the distribution, we would be undercapitalized within the meaning of the OTS Prompt Corrective Action regulations.  Since 1996, the Board of Directors has approved several stock repurchase programs to reacquire common shares.  We did not acquire any shares in 2009; however, we acquired 73,500 shares totaling $3.6 million during 2008 as part of these programs.

    The Holding Company

In April 2005, WSFS Capital Trust III, an unconsolidated subsidiary of WSFS Financial Corporation, issued $67.0 million of aggregate principle of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate.  The proceeds were used to refinance the WSFS Capital Trust I November 1998 issuance of $51.5 million of Trust Preferred Securities which had a variable rate of 250 basis points over the three-month LIBOR rate.  At December 31, 2009, the coupon rate of the Capital Trust III securities was 2.03% with a scheduled maturity of June 1, 2035.  The effective rate will vary, however, due to fluctuations in interest rates. The proceeds from the issue were invested in Junior Subordinated Debentures issued by WSFS Financial Corporation. These securities are treated as borrowings with the interest included in interest expense on the Consolidated Statement of Operations.  The remaining proceeds were used primarily to extinguish higher rate debt and for general corporate purposes.  In addition, we had an interest rate cap with a notional amount of $50.0 million, which limited the three month LIBOR to 6.00%. This cap expired on December 1, 2008.

Pursuant to federal laws and regulations, WSFS' ability to engage in transactions with affiliated corporations is limited, and WSFS generally may not lend funds to nor guarantee indebtedness of the Company.

11. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Associate 401(k) Savings Plan

Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock.  Generally, the principal and earnings thereon are tax deferred until withdrawn.  We match a portion of the Associates' contributions and periodically make discretionary contributions based on our performance into the plan for the benefit of Associates.  Our total cash contributions to the plan on behalf of our Associates resulted in a cash expenditure of $1.5 million, $1.8 million and $1.7 million for 2009, 2008 and 2007, respectively.

Effective November 2007, all of our discretionary contributions are invested in accordance with the Associates’ selection of investments.  If Associates do not designate how discretionary contributions are to be invested, 80% will be invested in a balanced fund and 20% will be invested in our common stock.  Associates may make transfers to various other investment vehicles within the plan without any significant restrictions.  The plan purchased 50,000, 10,000, and 25,000 shares of our common stock during 2009, 2008 and 2007, respectively.

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

ASC 715 requires that we recognize the funded status of our defined benefit postretirement plan in our statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of ASC 715, all of which were previously netted against the plan’s funded status in our statement of financial position pursuant to the provisions of ASC 715. These amounts will be subsequently recognized as net periodic pension costs pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of ASC 715.

    In accordance with ASC 715, during 2010, the Company expects to recognize $12,000 in expense relating to the amortization of the net actuarial loss and $61,000 in expense relating to the amortization of the net transition obligation.

    The following disclosures relating to postretirement benefits were measured at December 31, 2009:

	2009	2008	2007
(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,502	$2,339	$2,233
Service cost	161	142	137
Interest cost	141	137	125
Actuarial loss/(gain)	(69)	56	(29)
Benefits paid	(167)	(172)	(127)
Benefit obligation at end of year	$2,568	$2,502	$2,339

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	167	172	127
Benefits paid	(167)	(172)	(127)
Fair value of plan assets at end of year	$—	$—	$—

Funded status:
Funded status	$(2,568)	$(2,502)	$(2,339)
Unrecognized transition obligation	—	—	—
Unrecognized net loss	—	—	—
Recognized net loss	626	774	795
Net amount recognized	$(1,942)	$(1,728)	$(1,544)

Components of net periodic benefit cost:
Service cost	161	142	$137
Interest cost	141	137	125
Amortization of transition obligation	61	61	61
Net loss recognition	18	16	19
Net periodic benefit cost	$381	$356	$342

Assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.00%	5.75%
Health care cost trend rate	5.00%	5.00%	5.00%

Sensitivity analysis of health care cost trends:
Effect of +1% on service cost plus interest cost	$(11)	$(12)	$(7)
Effect of –1% on service cost plus interest cost	9	9	7
Effect of +1% on APBO	(74)	(89)	(74)
Effect of –1% on APBO	60	72	63

Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	6.00%	5.75%	6.00%
Health care cost trend rate	5.00%	5.00%	5.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year of ultimate trend rate	2009	2008	2005

Estimated future benefit payments:

The following table shows the expected future payments for the next ten years:
(In Thousands)

During 2010	$119
During 2011	121
During 2012	127
During 2013	131
During 2014	129
During 2015 through 2019	660
$1,287

We assume that the average annual rate of increase for medical benefits will remain flat and stabilize at an average increase of 5% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by the Company. For 2009, this annual premium cap amounted to $2,496 per retiree. We estimate that we will contribute approximately $119,000 to the plan during fiscal 2010.

We have three additional plans which are no longer being provided to Associates.  They are a Supplemental Pension Plan with a corresponding liability of $646,000, an Early Retirement Window Plan with a corresponding liability of $373,000 and a Director’s Plan with a corresponding liability of $108,000.

12. TAXES ON INCOME

    The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.  Our income tax (benefit) provision consists of the following:

Year Ended December 31,	2009	2008	2007
(In Thousands)
Current income taxes:
Federal taxes	$7,699	$9,741	$10,389
State and local taxes	(1,408)	119	2,274
Deferred income taxes:
Federal taxes	(8,384)	(2,910)	811
State and local taxes	-	-	-

Total	$(2,093)	$6,950	$13,474

Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008:

	2009	2008
(In Thousands)
Deferred tax liabilities:
Accelerated depreciation	$(683)	$(802)
Other	(140)	(99)
Prepaid expenses	(1,537)	(1,556)
Deferred loan costs	(1,955)	(1,959)
Total deferred tax liabilities	(4,315)	(4,416)

Deferred tax assets:
Allowance for loan losses	18,706	10,916
Tax credit carryforwards	—	150
Reserves and other	5,242	4,399
Deferred gains	343	542
Unrealized losses on available-for-sale securities	1,239	7,731
Total deferred tax assets	25,530	23,738

Valuation allowance	—	—
Net deferred tax asset	$21,215	$19,322

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized gains and losses on certain investments in debt and equity securities accounted for under ASC 320.  Also included above for 2008 are $369,000 of deferred tax assets recorded in conjunction with the acquisition of 1st Reverse.  As a result of the wind-down of 1st Reverse, there are no deferred tax assets for 1st Reverse included in 2009.

Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $21.2 million at December 31, 2009. Adjustments to decrease gross deferred tax assets and the related valuation allowance in the amount of $2.0 million and $473,000 were made in 2008 and 2007, respectively, to reflect federal and state tax net operating losses that have expired. No federal or state net operating losses remain at December 31, 2009.

 A reconciliation setting forth the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

Year Ended December 31,	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax net of federal tax benefit	64.0	0.3	3.4
Interest income 50% excludable	50.6	(3.2)	(1.7)
Bank-owned life insurance income	22.4	(2.7)	(1.8)
Charitable donation	—	—	(5.0)
Incentive stock option and other nondeductible compensation	(18.0)	0.7	0.5
Nondeductible goodwill	(8.0)	—	—
Other	0.4	—	0.8
Effective tax rate	146.4%	30.1%	31.2%

    During 2007, we donated an N.C. Wyeth mural which was previously displayed in our former headquarters. Pursuant to an appraisal by a nationally recognized art appraisal firm, the estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the Internal Revenue Service (“IRS”).

    We record interest and penalties on potential income tax deficiencies as income tax expense.  Federal tax years 2006 through 2008 remain subject to examination as of December 31, 2009, while tax years 2006 through 2008 remain subject to examination by state taxing jurisdictions. The IRS audit of our 2004, 2005 and 2006 federal income tax returns was completed during 2008. No state income tax return examinations are currently in process. We believe it is reasonably possible that between $800,000 and $1.0 million of unrecognized state tax benefits, net of federal tax, will be realized during 2010 as a result of the expiration of statutes of limitations. Excluding the potential impact of the IRS review of the mural valuation, we expect to record less than $50,000 of additional reserves during 2010 related to interest on existing unrecognized tax benefits.

    During 2007, an additional $3.6 million tax reserve was established related primarily to the Internal Revenue Service disallowance of the deduction for certain compensation in prior periods. This adjustment was the result of a routine IRS audit of our 2004 through 2006 tax years. Because the original tax benefit for this item was recorded as an increase to equity, $3.4 million of the tax liability was recorded as a reduction to equity in 2007. Even though this matter was not yet settled, as of December 31, 2007, standards under ASC 740 required this reserve to be established during 2007. In order to stop interest from accruing on this tax liability until the matter could be resolved through the IRS appeals process, we deposited the entire $3.4 million, plus interest in 2007 so that no reserve remained for this matter as of December 31, 2007. During 2008 we successfully completed the IRS appeal process and during the first quarter of 2009 we recovered $863,000 of taxes plus $275,000 of interest that were previously assessed during the audit phase.  The tax recovery was recorded as an increase to equity in 2008 while the interest received was recorded as a reduction of income tax expense in 2008.

    The total amount of unrecognized tax benefits related to ASC 740 as of December 31, 2009 was $1.9 million, of which $1.3 million would affect our effective tax rate if recognized. The total amount of accrued interest and penalties included in such unrecognized tax benefits were $372,000 and $0, respectively, of which $119,000 was recorded as expense in 2009. A reconciliation of the total amounts of unrecognized tax benefits during 2009 is as follows:

(In Thousands)
Unrecognized tax benefits at December 31, 2008	$2,585
Additions as a result of tax positions taken during prior years	119
Additions as a result of tax positions taken during current year	—
Reductions relating to settlements with taxing authorities	—
Reductions as a result of a lapse of statutes of limitations	(854))))
Unrecognized tax benefits at December 31, 2009	$1,850

13. STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718 (Formerly SFAS No. 123R, Share-Based Payment). We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Company and its subsidiaries.  After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”).  No future awards may be granted under the 1997 Plan.  The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted.  The number of shares reserved for issuance under the 2005 Plan is 862,000.  At December 31, 2009, there were 105,902 shares available for future grants under the 2005 Plan.

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

A summary of the status of our Stock Incentive Plans as of December 31, 2009, 2008 and 2007, respectively, and changes during the years then ended is presented below:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Stock Options:
Outstanding at beginning of year	675,887	$44.98	722,582	$43.14	703,427	$39.52
Granted	83,921	23.33	33,250	49.08	121,375	54.25
Exercised	(16,460)	16.48	(60,240)	20.51	(80,836)	23.85
Forfeited	(9,880)	59.50	(19,705)	59.27	(21,384)	60.08
Outstanding at end of year	733,468	42.95	675,887	44.98	722,582	43.14

Exercisable at end of year	541,910	$43.52	473,445	$39.84	444,653	$33.75

Weighted-average fair value of awards granted	$5.42		$10.57		$11.36

The variance in shares granted between the respective periods is due to a timing change for awarding options.  In periods prior to 2008, options were awarded during December of the respective year.  However, beginning with 2008, awards were granted in March, and as a result the awards typically granted during December 2008 were granted during March of 2009.

Beginning January 1, 2009, 473,445 stock options were exercisable with an intrinsic value of $6.1 million.  In addition, at January 1, 2009 there were 202,442 nonvested options with a grant date fair value of $12.10.  During the year ended December 31, 2009, 93,337 options vested with no intrinsic value, and a grant date fair value of $12.63 per option.  Also during 2009, 16,460 options were exercised with an intrinsic value of $231,000.  In addition, 8,412 vested options were forfeited with no intrinsic value, and a grant date fair value of $14.17, while 9,880 options were forfeited in total with a grant date fair value of $13.86.  There were 541,910 exercisable options remaining at December 31, 2009, with an intrinsic value of $1.5 million and a remaining contractual term of 2.5 years.  At December 31, 2009 there were 733,468 stock options outstanding with an intrinsic value of $1.7 million and a remaining contractual term of 2.8 years and 191,558 nonvested options with a grant date fair value of $8.92.  During 2008, 60,240 options were exercised with an intrinsic value of $2.0 million and 105,479 options vested with a grant date fair value of $12.47 per option.

The total amount of compensation cost related to nonvested stock options as of December 31, 2009 was $1.1 million.  The weighted-average period over which it is expected to be recognized is 2.1 years.  We issue new shares upon the exercise of options.

    During 2009, we granted 83,921 options with a five-year life and a four-year vesting period.  The Black-Scholes option-pricing model was used to determine the grant date fair value of these options.  Significant assumptions used in the model included a weighted-average risk-free rate of return of between 1.7% and 2.1% in 2009; an expected option life of three and three-quarter years; and an expected stock price volatility of between 34.4% and 41.3% in 2009.  For the purposes of this option-pricing model, a dividend yield of between 1.8% and 2.1% was used as the expected dividend yield.  The expected option life was determined based on the mid-point between the vesting date and the end of the contractual term.

    Prior to the adoption of ASC 718, we used a graded-vesting schedule to calculate the expense related to stock options.  Since the adoption of ASC 718 we have used a straight-line schedule to calculate the expense related to new stock options issued.

    The Black-Scholes and other option-pricing models assume that options are freely tradable and immediately vested.  Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by us, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

    During 2009 and 2008 we issued 285 and 185 shares, respectively, of restricted stock units.  These awards vest over five years:  0% during the first two years, 25% at the end of each of the third and fourth years and 50% at the end of the fifth year.  In addition, during 2009 we issued 1,146 shares of restricted stock units, which vest over four years, 25% on each anniversary date.

    During 2009 we issued 25,248 shares of restricted stock and 5,259 shares of restricted stock units.  These awards vest over four years (25% per year on the first four anniversaries of the awards).  In addition, for these stock awards made to certain executive officers, there are additional vesting limitations relating to these awards.   Under these additional limitations; 25% of the awards will become transferrable at the time of repayment of at least 25% of the aggregate financial assistance received by the Company under the Emergency Economic Stabilization Act of 2008 (“EESA”); an additional 25% of the shares granted (for an aggregate total of 50% of the shares transferrable) at the time of repayment of at least 50% of the aggregate financial assistance received by the Company under EESA;  an additional 25% of the shares granted (for an aggregate total of 75% of the shares transferrable) at the time of repayment of at least 75% of the aggregate financial assistance received by the Company under EESA.  The remainder of the shares will vest following the time of repayment of 100% of the aggregate financial assistance received by the Company under EESA.   If the date specified has not occurred by the tenth anniversary of the grant date, the grantee shall forfeit all of the restricted shares.  Finally, we issued 640 shares of restricted stock during 2009 that vest over four years, 25% on each anniversary date which are not subject to the additional EESA restrictions.  Compensation costs related to these issuances are recognized over the lives of the restricted stock and restricted stock units.  We amortize the expense related to restricted stock grants into salaries, benefits and other compensation expense on a straight-line basis over the requisite service period for the entire award.  When we award restricted stock to individuals from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award.

    The increase in restricted stock issued during 2009 was due to payment of bonuses to our senior executive officers in restricted stock, in lieu of cash payments, which is a requirement of our agreement with the U.S. Treasury under CPP.

    During 2008, we created a performance-based incentive program under the terms of the 2005 Plan.  Under this program shares of WSFS stock may be awarded to certain members of management.

    The Long-Term Performance-Based Restricted Stock Unit Program (Long-Term Program) will award up to an aggregate of 109,200 shares of WSFS stock to seventeen participants, only after the achievement of targeted levels of return on assets (“ROA”).  Under the terms of the plan, if an annual ROA performance level of 1.20% is achieved, up to 54,900 shares will be awarded.  If an annual ROA performance level of 1.35% is achieved, up to 76,100 shares will be awarded.  If an annual ROA performance level of 1.50% or greater is achieved, up to 109,200 shares will be awarded.  If these targets are achieved in any year up until 2011, the awarded stock will then vest in 25% increments over four years.  We did not recognize any compensation expense related to this program during 2009.  Compensation expense for the Long-Term Program will be based on the closing stock price as of May 28, 2008 and will begin to be recognized once the achievement of target performance is considered probable.

At December 31, 2009 we had 105,902 shares remaining available for issuance under the 2005 Plan.  Full share awards, such as restricted stock, have the equivalence of four option grants for the purpose of calculating shares available for issuance.  Under the provisions of the Long Term Program, if a performance level is achieved and there are insufficient shares available for grant, then we would have the option of granting the available shares with the remainder being paid in cash.

The impact of stock-based compensation for the year ended December 31, 2009 was $1.4 million pretax ($1.1 million after tax), or $0.18 per share, to salaries, benefits and other compensation, compared to $1.1 million pretax ($917,000 after tax), or $0.15 per share in 2008 and $1.5 million pretax ($1.2 million after tax), or $0.19 per share in 2007.

The following table summarizes all stock options outstanding and exercisable for Option Plans as of December 31, 2009, segmented by range of exercise prices:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number	Price	Contractual Life	Number	Price

Stock Options:

$6.90-$13.80	39,270	$10.88	0.9 years	39,270	$10.88
$13.81-$20.70	103,110	16.89	1.8 years	103,110	16.89
$20.71-$27.60	83,921	23.33	4.2 years	-	-
$27.61-$34.50	61,755	33.40	3.0 years	61,755	33.40
$34.51-$41.40	-	-	- years	-	-
$41.41-$48.30	85,215	44.49	4.0 years	67,885	44.01
$48.31-$55.20	118,215	53.19	3.0 years	60,251	53.18
$55.21-$62.10	67,367	58.82	4.8 years	60,804	58.86
$62.11-$69.00	174,615	64.53	1.5 years	148,835	64.40

Total	733,468	$42.95	2.8 years	541,910	$43.52

14. COMMITMENTS AND CONTINGENCIES

Lending Operations

At December 31, 2009, we had commitments to extend credit of $626.9 million. Commercial loan commitments represented $270.1 million, while commercial mortgage and construction commitments were $107.7 million and $56.0 million, respectively.  Outstanding letters of credit were $60.9 million.  Consumer lines of credit totaled $126.3 million of which $107.5 million was secured by real estate and outstanding commitments to make or acquire mortgage loans aggregated $6.0 million; all were at fixed rates ranging from 4.25% to 7.35%. Mortgage commitments generally have closing dates within a six-month period.

Data Processing Operations

We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due (in thousands) are as follows:

2010	$ 3,170
2011	$ 658
2012	$ 144

We are currently in negotiations with our vendors for a number of these contracts which represents a majority of these payments.  The expenses for data processing and operations were $4.7 million for the year ended December 31, 2009.

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

The following represents a summary of off-balance sheet financial instruments at year-end:

December 31,	2009	2008
(In Thousands)
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$55,962	$129,935
Commercial mortgage loan commitments	107,690	126,918
Commercial loan commitments	270,100	249,643
Commercial standby letters of credit	60,903	59,703
Residential mortgage loan commitments	5,952	8,270
Consumer loan commitments	116,612	126,071

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

    Indemnifications

    Secondary Market Loan Sales. We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales.  These indemnifications may include the repurchase of loans by us. Repurchases and losses are rare, and no provision is made for losses at the time of sale. We had no repurchases during 2009, 2008 or 2007.

    We typically sell fixed-rate, conforming first mortgage loans in the secondary market as part of our ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate or in some cases individual loans. Gains and losses on sales of loans are recognized at the time of the sale.

    Swap Guarantees. We entered into agreements with three unaffiliated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows financial institutions like us to provide access to interest rate swap transactions for our customers without creating the swap ourselves.

    At December 31, 2009, there were forty-four variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers with an initial notional amount aggregating approximately $209.6 million, and with maturities ranging from one month to thirteen years. The aggregate fair value of these swaps to the customers was a liability of $12.6 million as of December 31, 2009, and all but one of the swap transactions were in a paying position to third-party financial institutions.

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

Loans:  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities which is not an exit price under ASU 820, Fair Value Measurements and Disclosures. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available.

Bank-Owned Life Insurance:  The estimated fair value approximates the book value for this investment

Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be essentially equal to its cost.  We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value. As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on financial institutions and, accordingly, the customer base of the FHLB and (iv) the liquidity position of the FHLB.  The FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. The FHLB is rated AAA and is likely to remain unchanged based on expectations that the FHLB has a very high degree of government support and was in compliance with all regulatory capital requirements as of December 31, 2009.  Based on the above, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of December 31, 2009.

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

The book value and estimated fair value of our financial instruments are as follows:

December 31,	2009		2008
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$ 321,749	$ 321,749	$ 248,558	$ 248,558
Investment securities	45,517	45,479	49,688	49,578
Mortgage-backed securities	681,242	681,242	498,205	498,205
Loans, net	2,479,155	2,487,129	2,443,835	2,435,135
Bank-owned life insurance	60,254	60,254	59,337	59,337
Stock in Federal Home Loan Bank of Pittsburgh	39,305	39,305	39,305	39,305
Accrued interest receivable	12,407	12,407	11,609	11,609

Financial liabilities:
Deposits	2,561,871	2,572,418	2,122,352	2,101,881
Borrowed funds	854,809	858,896	1,066,745	1,035,401
Accrued interest payable	4,240	4,240	6,794	6,794

The estimated fair value of our off-balance sheet financial instruments is as follows:

December 31,	2009	2008
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$5,071	$5,926
Standby letters of credit	317	248

16. RELATED PARTY TRANSACTIONS

We routinely enter into transactions with our directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features.  The aggregate amount of loans to such related parties was $6.0 million and $5.0 million at December 31, 2009 and 2008, respectively.  During 2009, new loans and credit line advances to such related parties amounted to $8.9 million and repayments amounted to $7.9 million.

We engage a law firm that is affiliated with one of our directors for general legal services. Total fees for such services amounted to $24,000 during 2009 and $56,000 for 2007.  We paid no fees to this firm during 2008.

17. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

December 31,	2009	2008
(In Thousands)
Assets:
Cash	$30,741	$3,228
Investment in subsidiaries	335,796	277,439
Investment in Capital Trust III	2,011	2,011
Other assets	404	1,232
Total assets	$368,952	$283,910

Liabilities:
Borrowings	$67,011	$67,011
Interest payable	117	229
Other liabilities	24	35
Total liabilities	67,152	67,275

Stockholders’ equity: Preferred stock	1	-	-
Common stock	166	157
Capital in excess of par value	166,627	87,033
Comprehensive loss	(2,022)	(12,613)
Retained earnings	385,308	390,338
Treasury stock	(248,280)	(248,280)
Total stockholders’ equity	301,800	216,635
Total liabilities and stockholders’ equity	$368,952	$283,910

Condensed Statement of Operations

Year Ended December 31,	2009	2008	2007
(In Thousands)
Income:
Interest income	$1,716	$324	$337
Noninterest income	64	65	64
	1,780	389	401
Expenses:
Interest expense	1,797	3,275	4,752
Other operating expenses	79	(941)	(1,437)
	1,876	2,334	3,315

Loss before equity in undistributed income of subsidiaries	(96)	(1,945)	(2,914)
Equity in undistributed income of subsidiaries	759	18,081	32,563
Net income	663	16,136	29,649
Dividends on preferred stock and accretion of discount	(2,590)	―	―
Net (loss) income allocable to common stockholders	$(1,927)	$16,136	$29,649

Condensed Statement of Cash Flows

Year Ended December 31,	2009	2008	2007
(In Thousands)
Operating activities:
Net income	$663	$16,136	$29,649
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed income of subsidiaries	(759)	(18,081)	(32,563)
Amortization	—	—	—
Decrease (increase) in other assets	829	(432)	443
Decrease in other liabilities	(123)	(146)	(38)
Net cash provided by (used for) operating activities	610	(2,523)	(2,509)

Investing activities:
(Increase) decrease in investment in subsidiaries	(47,363)	7,500	35,000
Net cash (used for) provided by investing activities	(47,363)	7,500	35,000

Financing activities:
Issuance of common stock	26,851	3,956	1,784
Issuance of preferred stock	52,625	—	—
Cash dividends paid	(5,210)	(2,832)	(2,403)
Treasury stock, net of reissuance	—	(3,555)	(36,174)
Net cash provided by (used for) financing activities	74,266	(2,431)	(36,793)

Increase (decrease) in cash	27,513	2,546	(4,302)
Cash at beginning of period	3,228	682	4,984
Cash at end of period	$30,741	$3,228	$682

18. SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in four segments.  There is a segment for WSFS Bank (including WSFS Investment Group, Inc.), Cash Connect, (the ATM division of WSFS), 1st Reverse, (the reverse mortgage subsidiary of WSFS), and Trust and Wealth Management.  Trust and Wealth Management combines Montchanin and the WSFS Trust and Wealth Management Division into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.  During 2009 we began to report the results of 1st Reverse as a separate segment, consistent with the guidance promulgated in ASC 280.  As required by ASC 280, all prior years’ information has been updated to reflect this presentation.

The WSFS Bank segment provides financial products to commercial and retail customers through its 41 banking offices located in Delaware (36), Pennsylvania (4) and Virginia(1).  Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units (including the reorganization of WSFS Investment Group, Inc.) are operating departments of WSFS.  These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank.  Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment of the Company in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry.  The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

During 2008, we acquired a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), which specialized in originating and subsequently selling reverse mortgage loans nationwide. These reverse mortgages were government approved and insured. In 2009, we announced and completed a wind-down of these operations. Included in the year ended December 31, 2009, is a $1.9 million pre-tax charge which consists of the write-off of all related goodwill and intangibles, the uncollectable receivables and our remaining investment in this subsidiary.  This charge combined with the operating losses for 2009 represents the $3.1 million net loss in this column.

The Wealth Management column is comprised of the WSFS Trust & Wealth Management Division and Montchanin. In 2005, the WSFS Trust and Wealth Management division was established in response to our commercial customers’ demand for the same high level service in their investment relationships that they enjoy as banking customers of WSFS Bank. Montchanin provides asset management products and services to customers in the Bank’s primary market area. Montchanin has one consolidated wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results.  The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the years ended December 31, 2009, 2008, and 2007 follows:

For the Year Ended December 31, 2009:	WSFS Bank	Cash Connect	1st Reverse	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$157,698	$—	$32	$—	$157,730
Noninterest income	34,501	11,992	2,023	1,725	50,241
Total external customer revenues	192,199	11,992	2,055	1,725	207,971

Intersegment revenues:
Interest income	627	—	—	—	627
Noninterest income	3,343	408	—	—	3,751
Total intersegment revenues	3,970	408	—	—	4,378

Total revenue	196,169	12,400	2,055	1,725	212,349

External customer expenses:
Interest expense	53,086	—	—	—	53,086
Noninterest expenses	95,447	5,387	4,917	2,753	108,504
Provision for loan loss	47,811	—	—	—	47,811
Total external customer expenses	196,344	5,387	4,917	2,753	209,401

Intersegment expenses:
Interest expense	—	627	—	—	627
Noninterest expenses	408	905	261	2,177	3,751
Total intersegment expenses	408	1,532	261	2,177	4,378

Total expenses	196,752	6,919	5,178	4,930	213,779

Income (loss) before taxes	$(583)	$5,481	$(3,123)	$(3,205)	$(1,430)

Income tax benefit					(2,093)
Consolidated net income					$663

Cash and cash equivalents	$56,124	$264,903	$—	$722	$321,749
Other segment assets	3,410,793	14,861	—	1,104	3,426,758
Total segment assets at December 31, 2009	$3,466,917	$279,764	$—	$1,826	$3,748,507

Capital expenditures	$6,287	$474	$—	$15	$6,776

For the Year Ended December 31, 2008:	WSFS Bank	Cash Connect		1st Reverse	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$166,477	$—	$		$—	$166,477
Noninterest income	28,763	13,752		852	2,622	45,989
Total external customer revenues	195,240	13,752		852	2,622	212,466

Intersegment revenues:
Interest income	3,524	—		5	—	3,529
Noninterest income	2,841	641		—	—	3,482
Total intersegment revenues	6,365	641		5	—	7,011

Total revenue	201,605	14,393		857	2,622	219,477

External customer expenses:
Interest expense	77,258	—		—	—	77,258
Noninterest expenses	76,424	5,978		2,568	4,128	89,098
Provision for loan loss	23,024	—		—	—	23,024
Total external customer expenses	176,706	5,978		2,568	4,128	189,380

Intersegment expenses:
Interest expense	5	3,524		—	—	3,529
Noninterest expenses	641	868		204	1,769	3,482
Total intersegment expenses	646	4,392		204	1,769	7,011

Total expenses	177,352	10,370		2,772	5,897	196,391

Income (loss) before taxes	$24,253	$4,023		$(1,915)	$(3,275)	$23,086

Income tax provision						6,950
Consolidated net income						$16,136

Cash and cash equivalents	$57,962	$189,965		$8	$623	$248,558
Other segment assets	3,168,512	12,836		750	1,904	3,184,002
Total segment assets at December 31, 2008	$3,226,474	$202,801		$758	$2,527	$3,432,560

Capital expenditures	$4,587	$204		$108	$1	$4,900

For the Year Ended December 31, 2007:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$189,477	$—	$—	$189,477
Noninterest income	28,479	16,584	3,103	48,166
Total external customer revenues	217,956	16,584	3,103	237,643

Intersegment revenues:
Interest income	8,684	—	—	8,684
Noninterest income	2,325	675	—	3,000
Total intersegment revenues	11,009	675	—	11,684

Total revenue	228,965	17,259	3,103	249,327

External customer expenses:
Interest expense	107,468	—	—	107,468
Noninterest expenses	72,633	4,683	4,715	82,031
Provision for loan loss	5,021	—	—	5,021
Total external customer expenses	185,122	4,683	4,715	194,520

Intersegment expenses:
Interest expense	—	8,684	—	8,684
Noninterest expenses	675	1,076	1,249	3,000
Total intersegment expenses	675	9,760	1,249	11,684

Total expenses	185,797	14,443	5,964	206,204

Income (loss) before taxes	$43,168	$2,816	$(2,861)	$43,123

Income tax provision				13,474
Consolidated net income				$29,649

Cash and cash equivalents	$84,552	$182,523	$462	$267,537
Other segment assets	2,913,379	17,314	1,958	2,932,651
Total segment assets at December 31, 2007	$2,997,931	$199,837	$2,420	$3,200,188

Capital expenditures	$8,134	$194	$5	$8,333

The Company did not acquire its interest in 1st Reverse until 2008.

19. BUSINESS COMBINATIONS

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

During 2009 we decided to wind-down the operations of 1st Reverse due to the weakened prospect of achieving required returns due, in part, to the current economic climate.  During 2009 we had pre-tax losses of $1.9 million related to the wind-down, which included the write-down of all related goodwill and intangibles.  We have included these losses in other operating expense.

Sun National Bank Branch Purchase

On October 24, 2008, we completed the acquisition of six branches from Sun National Bank and their respective deposits.  The operating results of these branches have been included in the consolidated financial statements since the date of acquisition.  We expect this acquisition to further build our market share in Delaware, expand our customer base to enhance deposit fee income and provide an opportunity to market additional products and services to new customers.

The aggregate cash purchase price was $11.5 million.  The purchase price resulted in approximately $9.0 million in goodwill and $2.5 million in core deposit intangibles ("CDI").  This CDI will be amortized over 7.5 years, using straight-line methods.  During 2009 and 2008 we recorded amortization expense of $370,000 and $14,000, respectively.  The goodwill and intangible assets will be deducted for tax purposes.  In the transaction, WSFS acquired $95.3 million of deposits.

We engaged an independent third party to perform an appraisal of the Corporation as of December 31, 2009.  This appraisal was completed in accordance with FASB ASC 350 “Goodwill and Other Intangibles” (“ASC 350”).  Based on the results of this appraisal, the goodwill related to the Sun National Bank branch purchase passed Step 1 under ASC 350 as of December 31, 2009 and it was determined that no impairment exists.

20. NONINTEREST EXPENSES

During the year ended December 31, 2009, we incurred $6.0 million of charges we consider to be non-routine.  These charges are included in Noninterest expenses in the Consolidated Statement of Operations and include the following:

o
A $1.9 million charge resulting from management’s decision to conduct an orderly wind-down of 1st Reverse.  The charge represents the write-off of all related goodwill and intangibles, uncollectible receivables and our remaining investment in that subsidiary as well as miscellaneous payables arising during the course of winding-down this subsidiary (reflected in Other operating expenses).

o	A $1.7 million insurance premium charged by the FDIC representing our share of the special assessment levied on the banking industry at June 30, 2009 (reflected in FDIC expenses).

o
A $1.5 million charge related to fraudulent wire transfer activity affecting the accounts of two customers ($1.3 million reflected in Other operating expense and $0.2 million reflected in Professional fees).

o	A A $953,000 expense related to due diligence on an acquisition prospect in which discussions have terminated (reflected in Professional fees).

There were no material non-routine charges recorded during 2008 or 2007.

21. STOCK AND COMMON STOCK WARRANTS

The Company entered into a purchase agreement with the U.S. Treasury on January 23, 2009, pursuant to which the Company issued and sold 52,625 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of the Company’s common stock at an exercise price of $45.08 per share. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.  The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.  The Company has declared and paid $2.1 million in preferred stock dividends during 2009.

The Company allocated total proceeds of $52.6 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000 respectively, on January 23, 2009.  The preferred stock discount will be accreted, on an effective yield method, to preferred stock over five years.  The Company has accreted a total of $127,000 during the year ended December 31, 2009 relating to the discount on preferred stock.

The preferred stock is nonvoting, except for class voting rights on certain matters that could affect the shares adversely. It may be redeemed by us for the liquidation preference ($1,000 per share), plus accrued but unpaid dividends, with the Treasury’s approval. The warrants are exercisable immediately and subject to certain anti-dilution and other adjustments.

The Company completed a private placement of stock to Peninsula Investment Partners, L.P. (Peninsula) on September 24, 2009, pursuant to which the Company issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of the Company’s common stock at an exercise price of $29.00 per share.  The warrants are immediately exercisable.

The Company allocated total proceeds of $25.0 million, based on the relative fair value of common stock and common stock warrants, to common stock for $23.5 million and common stock warrants for $1.5 million on  September 24, 2009.

22. SUBSEQUENT EVENT

On February 9, 2010, we were advised that an executive of an armored car company based in Mount Vernon, New York, was arrested and charged with fraud and theft in connection with an ATM vault cash program.  This same armored car company serves as an armored carrier for several customers of Cash Connect, our ATM division.

Based on preliminary estimates, we believe there is approximately $4.8 million that should have been in the vaults of the armored car carrier or in transit to those vaults as of February 9, 2010.  Based on the early stage of the federal investigation it is unknown if any or all of these funds are exposed to a loss.  Cash Connect has several layers of safeguards established in its operations.  In the event a loss is determined, we have avenues of recovery, including reimbursements from Cash Connect customers and through insurance claims.  If it is ultimately determined that a loss is probable and estimable, we will record the loss in the appropriate fiscal period.  If we are successful in making recoveries, we will record the recoveries in the period received, or when the receipt of such recoveries becomes certain.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/09	09/30/09	06/30/09	03/31/09	12/31/08	09/30/08	06/30/08	03/31/08
(In Thousands, Except Per Share Data)
Interest income	$39,954	$39,130	$39,839	$38,807	$39,785	$41,337	$40,795	$44,560
Interest expense	11,874	12,837	13,459	14,916	17,209	18,030	18,428	23,591
Net interest income	28,080	26,293	26,380	23,891	22,576	23,307	22,367	20,969
Provision for loan losses	12,678	15,483	11,997	7,653	14,699	3,502	2,433	2,390
Net interest income after provision for loan losses	15,402	10,810	14,383	16,238	7,877	19,805	19,934	18,579
Noninterest income	11,935	14,538	12,667	11,101	10,128	11,684	11,671	12,506
Noninterest expenses	27,606	25,569	30,955	24,374	23,969	23,022	21,170	20,937
Income before taxes	(269)	(221)	(3,905)	2,965	(5,964)	8,467	10,435	10,148
Income tax (benefit) provision	(307)	(222)	(1,589)	25	(2,644)	2,957	3,735	2,902
Net Income	38	1	(2,316)	2,940	(3,320)	5,510	6,700	7,246
Dividends on preferred stock and accretion of discount	692	634	751	513	—	—	—	—
Net Income available to common shareholders	$(654)	$(633)	$(3,067)	$2,427	$(3,320)	$5,510	$6,700	$7,246
Earnings per share:
Basic	(0.09)	(0.10)	(0.50)	0.39	(0.54)	0.90	1.09	1.17
Diluted	(0.09)	(0.10)	(0.50)	0.39	(0.54)	0.88	1.07	1.15

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their reports, which are included herein.

/s/ Mark A. Turner	/s/ Stephen A. Fowle
Mark A. Turner	Stephen A. Fowle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 16, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
WSFS Financial Corporation:

We have audited WSFS Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WSFS Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania
March 16, 2010

During the quarter ended December 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no matters required to be disclosed under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB” and “Corporate Governance - Committees of the Board of Directors” in the Registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on April 29, 2010 (the “Proxy Statement”) is incorporated into this item by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Other Information  - Large Stockholders” of the Proxy Statement

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB – Ownership of  WSFS Financial Corporation Common Stock” of the Proxy Statement

(c)	We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Shown below is information as of December 31, 2009 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)

Equity compensation plans approved by stockholders (1)	752,038	$41.89	105,902

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

TOTAL	752,038	$41.89	105,902

(1) Plans approved by stockholders include the 1997 Stock Option Plan, as amended and the 2005 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

1.
The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

2.	Schedules ommitted as they are not applicable.

2. Schedules omitted as they are not applicable.

The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit
Number                      Description of Document
3.1	Registrant’s Certificate of Incorporation, as amended is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

3.2	Amended and Restated Bylaws of WSFS Financial Corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (filed on October 27, 2008).

3.3
Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on January 23, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on January 23, 2009.

4.2	Warrant for Purchase of Shares of Common Stock, incorporated herein by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on January 23, 2009.

4.3	Warrant for Purchase of Shares of Common Stock, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2009.

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

10.9
Form of Waiver, executed by Messrs. Marvin N. Schoenhals, Mark A. Turner, Stephen A. Fowle, Richard M. Wright, Rodger Levenson and Mrs. Barbara J. Fischer, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on January 23, 2009.

10.10
Form of Letter Agreement, executed by Messrs. Marvin N. Schoenhals, Mark A. Turner, Stephen A. Fowle, Richard M. Wright, Rodger Levenson and Mr. Barbara J. Fischer, incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on January 23, 2009.

10.11
Securities Purchase Agreement, dated July 27, 2009, between WSFS Financial Corporation and Peninsula Investment Partners, L.P., incorporated herein by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K on July 27, 2009.

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1        Certification of CEO pursuant to Section 5221

99.2        Certification of CFO pursuant to Section 5221

Exhibits 10.1 through 10.10 represent management contracts or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 16, 2010	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Federal Savings Bank persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 16, 2010	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Chairman

Date:	March 16, 2010	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	March 16, 2010	BY:	/s/ Charles G. Cheleden
Charles G. Cheleden
Vice Chairman and Lead Director

Date:	March 16, 2010	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 16, 2010	BY:	/s/ Donald W. Delson
Donald W. Delson
Director

Date:	March 16, 2010	BY:	/s/ John F. Downey
John F. Downey
Director

Date:	March 16, 2010	BY:	/s/ Linda C. Drake
Linda C. Drake
Director

Date:	March 16, 2010	BY:	/s/ David E. Hollowell
David E. Hollowell
Director

Date:	March 16, 2010	BY:	/s/ Joseph R. Julian
Joseph R. Julian
Director

Date:	March 16, 2010	BY:	/s/ Dennis E. Klima
Dennis E. Klima
Director

Date:	March 16, 2010	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	March 16, 2010	BY:	/s/ Thomas P. Preston
Thomas P. Preston
Director

Date:	March 16, 2010	BY:	/s/ Scott E. Reed
Scott E. Reed
Director

Date:	March 16, 2010	BY:	/s/ Claibourne D. Smith
Claibourne D. Smith
Director

Date:	March 16, 2010	BY:	/s/ R. Ted Weschler
R. Ted Weschler
Director

Date:	March 16, 2010	BY:	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer

Date:	March 16, 2010	BY:	/s/ Robert F. Mack
Robert F. Mack
Senior Vice President and Controller