Form 10-Q
period 2010-03-31
WSFS FINANCIAL CORP
filed 2010-05-10
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(302) 792-6000
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files),   ____ Yes_____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2010:

Common Stock, par value $.01 per share	7,097,024
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statement of Operations for the Three Months
	Ended March 31, 2010 and 2009	3

	Consolidated Statement of Condition as of March 31, 2010
	and December 31, 2009	4

	Consolidated Statement of Cash Flows for the Three Months Ended
	March 31, 2010 and 2009	5

	Notes to the Consolidated Financial Statements for the Three
	Months Ended March 31, 2010 and 2009	6

Item 2.	Management’s Discussion and Analysis of Financial Condition	23
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II. Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	34

Item 4.	[Reserved]	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31,
	2010	2009
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$31,223	$31,374
Interest on mortgage-backed securities	9,032	7,336
Interest and dividends on investment securities	303	97
	40,558	38,807
Interest expense:
Interest on deposits	6,294	8,329
Interest on Federal Home Loan Bank advances	3,977	5,341
Interest on trust preferred borrowings	329	595
Interest on other borrowings	615	651
	11,215	14,916
Net interest income	29,343	23,891
Provision for loan losses	11,410	7,653
Net interest income after provision for loan losses	17,933	16,238

Noninterest income:
Credit/debit card and ATM income	4,370	3,702
Deposit service charges	3,879	3,817
Loan fee income	680	1,250
Investment advisory income	604	531
Mortgage banking activities, net	252	202
Bank owned life insurance income	196	210
Security gains	—	423
Other income	1,160	966
	11,141	11,101
Noninterest expenses:
Salaries, benefits and other compensation	11,986	12,331
Non-routine ATM loss	4,491	—
Occupancy expense	2,562	2,436
FDIC expenses	1,643	1,465
Equipment expense	1,469	1,579
Data processing and operations expenses	1,286	1,121
Professional Fees	1,170	962
Net costs of assets acquired through foreclosure	743	500
Marketing Expense	704	727
Other operating expense	3,579	3,253
	29,633	24,374
(Loss) income before taxes	(559)	2,965
Income tax (benefit) provision	(1,073)	25
Net income	514	2,940
Dividends on preferred stock and accretion of discount	692	513
Net (loss) income allocable to common stockholders	$(178)	$2,427

Earnings per share:
Basic	$(0.03)	$0.39
Diluted	$(0.03)	$0.39

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$58,920	$55,756
Cash in non-owned ATMs	263,330	264,903
Federal funds sold	-	-
Interest-bearing deposits in other banks	750	1,090
Total cash and cash equivalents	323,000	321,749
Investment securities held-to-maturity	556	709
Investment securities-available-for-sale including reverse mortgages	44,468	44,808
Mortgage-backed securities - available-for-sale	747,560	669,059
Mortgages-backed securities-trading	12,183	12,183
Loans held-for-sale	5,074	8,366
Loans, net of allowance for loan losses of $57,052 at March 31, 2010 and $53,446 at December 31, 2009	2,459,765	2,470,789
Bank owned life insurance	60,450	60,254
Stock in Federal Home Loan Bank of Pittsburgh, at cost	39,305	39,305
Assets acquired through foreclosure	10,711	8,945
Premises and equipment	36,115	36,108
Goodwill	10,870	10,870
Intangible assets	2,636	2,781
Accrued interest receivable and other assets	59,638	62,581

Total assets	$3,812,331	$3,748,507

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$435,812	$431,476
Interest-bearing demand	259,140	265,719
Money market	608,343	550,639
Savings	237,502	224,921
Time	470,287	470,139
Jumbo certificates of deposit – customer	198,211	203,126
Total customer deposits	2,209,295	2,146,020
Other jumbo certificates of deposit	79,329	69,208
Brokered deposits	328,787	346,643
Total deposits	2,617,411	2,561,871

Federal funds purchased and securities sold under agreements to repurchase	100,000	100,000
Federal Home Loan Bank advances	615,454	613,144
Trust preferred borrowings	67,011	67,011
Other borrowed funds	76,215	74,654
Accrued interest payable and other liabilities	29,725	30,027
Total liabilities	3,505,816	3,446,707

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 56,625 at March 31, 2010 and December 31, 2009	1	1
Common stock $.01 par value, 20,000,000 shares authorized; issued 16,677,593 at March 31, 2010 and 16,660,588 at December 31, 2009	166	166
Capital in excess of par value	167,241	166,627
Accumulated other comprehensive income (loss)	3,107	(2,022)
Retained earnings	384,280	385,308
Treasury stock at cost, 9,580,569 shares at March 31, 2010 and December 31, 2009	(248,280)	(248,280)
Total stockholders’ equity	306,515	301,800
Total liabilities and stockholders’ equity	$3,812,331	$3,748,507

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2010	2009
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$514	$2,940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,410	7,653
Depreciation, accretion and amortization	1,384	1,592
Increase in accrued interest receivable and other assets	(4,693)	(275)
Non-routine ATM loss	4,491	—
Origination of loans held-for-sale	(14,814)	(19,413)
Proceeds from sales of loans held-for-sale	18,162	16,648
Gain on mortgage banking activity	(252)	(202)
Loss on mark to market adjustment on trading securities	—	124
Gain on sale of investments	—	(547)
Stock-based compensation expense, net of tax benefit recognized	204	286
Excess tax benefits from share-based payment arrangements	(79)	—
Increase (decrease) in accrued interest payable and other liabilities	(292)	4,004
Loss on sale of assets acquired through foreclosure and valuation adjustments	226	723
Increase in value of bank-owned life insurance	(196)	(210)
Decrease (increase) in capitalized interest, net	(13)	301
Net cash provided by operating activities	16,052	13,624

Investing activities:
Maturities of investment securities	500	16,025
Purchase of investments available-for-sale	—	(14,027)
Sales of mortgage-backed securities available-for sale	—	20,830
Repayments of mortgage-backed securities available-for-sale	46,372	30,895
Purchases of mortgage-backed securities available-for-sale	(116,297)	(143,343)
Repayments of reverse mortgages	—	50
Disbursements for reverse mortgages	(49)	(52)
Net increase in loans	(3,919)	(69,991)
Sales of assets acquired through foreclosure, net	1,627	1,007
Investment in premises and equipment, net	(1,184)	(1,640)
Net cash used for investing activities	(72,950)	(160,246)

Financing activities:
Net increase in demand and saving deposits	69,603	104,879
Net (decrease) increase in time deposits	(12,711)	7,678
Receipts from federal funds purchased and securities sold under agreement to repurchase	4,435,000	4,425,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(4,435,000)	(4,400,000)
Receipts from FHLB advances	6,321,940	11,371,780
Repayments of FHLB advances	(6,319,630)	(11,491,446)
Proceeds from issuance of unsecured bank debt	—	30,000
Dividends paid	(1,507)	(901)
Proceeds from issuance of preferred stock	—	52,625
Issuance of common stock and exercise of common stock options	375	297
Excess tax benefits from share-based payment arrangements	79	—
Net cash provided by financing activities	58,149	99,912

Increase (decrease) cash and cash equivalents	1,251	(46,710)
Cash and cash equivalents at beginning of period	321,749	248,558
Cash and cash equivalents at end of period	$323,000	$201,848

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$9,278	$11,873
Cash paid for (refund of) income taxes, net	1,008	(851)
Loans transferred to assets acquired through foreclosure	3,619	5,076
Net change in other comprehensive income	5,129	3,734

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services.  In addition, we offer a variety of wealth management and trust services through WSFS Trust and Wealth Management.  Lending activities are funded primarily with retail deposits and borrowings.  The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum.  We serve our customers primarily from our 41 banking offices located in Delaware (36), Pennsylvania (4) and Virginia (1) and through our website at www.wsfsbank.com.

Although our current estimates contemplate current economic conditions and how we expect them to change in the future, it is reasonably possible that in 2010, actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, goodwill and intangible assets, post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the SEC’s Regulation S-X.  Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 (formerly SFAS No. 123R, Share-Based Payment).  We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Company and its subsidiaries.  After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”).  No future awards may be granted under the 1997 Plan.  The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted.  The number of shares reserved for issuance under the 2005 Plan is 862,000.  At March 31, 2010 there were 67,485 shares available for future grants under the 2005 Plan.  At the April 2010 Annual Meeting of Shareholders a proposal was approved that increased the number of shares available for issuance by 335,000.

The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, “Stock Options”). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our Corporation’s common stock on the date of the grant. All Stock Options granted during 2010 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Stock Incentive Plans.

We announced on April 18, 2007, that our Executive Committee of the Board of Directors adopted an administrative policy related to the future award of stock options under the 2005 Plan.  The Executive Committee’s policy provided that any change to the policy would only be made following the approval by our stockholders.  At the 2010 Annual meeting of Shareholders, a proposal was approved to increase the maximum life of stock options and stock appreciation rights from five years to seven years.

A summary of the status of our Stock Incentive Plans at March 31, 2010 and March 31, 2009, respectively, and changes during the quarters then ended is presented below:

	March 31, 2010		March 31, 2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	733,468	$42.95	675,887	$44.98
Granted	26,089	30.46	82,421	23.28
Exercised	(16,861)	14.13	0	0.00
Forfeited	(6,120)	54.93	(2,920)	59.26
Outstanding at end of period	736,576	43.06	755,388	42.56

Exercisable at end of period	544,912	$43.66	475,617	$39.93

Weighted-average fair value
of awards granted	$9.16		$5.38

Beginning January 1, 2010, 541,910 stock options were exercisable with an intrinsic value of $1.5 million.  In addition, at January 1, 2010, there were 191,558 non-vested options with a grant date fair value of $8.92.  During the first quarter of 2010, 24,201 options vested with an intrinsic value of $328,000, and a grant date fair value of $6.65 per option. Also during the quarter, there were 16,861 options exercised with an intrinsic value of $351,000.  In addition, 4,338 vested options and 1,782 non-vested options were forfeited with an intrinsic value of $3,000 and $10,000 and a grant date fair value of $12.65 and $9.69, respectively.  There were 544,912 exercisable options remaining at March 31, 2010, with an intrinsic value of $3.7 million and a remaining contractual term of 2.4 years.  At March 31, 2010, there were 736,576 stock options outstanding with an intrinsic value of $4.9 million and a remaining contractual term of 2.7 years.  During the first quarter of 2009, no options were exercised and 3,624 options vested with a fair value of $13.88 per option.

The total amount of compensation cost related to non-vested stock options as of March 31, 2010 was $1.1 million.  The weighted-average period over which they are expected to be recognized is 2.2 years.  We issue new shares upon the exercise of options.

The Black-Scholes and other option-pricing models assume that options are freely tradable and immediately vested.  Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by us, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

During the first quarter of 2010, we granted 26,089 options with a five-year life and a four-year vesting period.  The Black-Scholes option-pricing model was used to determine the grant date fair value of options.  Significant assumptions used in the model included a weighted-average risk-free rate of return of 1.8% for 2010; an expected option life of three and three-quarters years; and an expected stock price volatility of 43.3% in 2010.  For the purposes of this option-pricing model, a dividend yield of 1.6% was assumed.  The expected option life was determined based on the mid-point between the vesting date and the end of the contractual term.

We issued 5,703 restricted stock units and awards during the first quarter of 2010.   These awards generally vest over a four to five year period.  In addition, for these stock awards made to certain executive officers, there are additional vesting limitations.  Under these additional limitations;  25% of the awards will become transferrable at the time of repayment of at least 25% of the aggregate financial assistance received by the Company under the Emergency Economic Stabilization Act of 2008 (“EESA”); an additional 25% of the shares granted (for an aggregate total of 50% of the shares transferrable) at the time of repayment of at least 50% of the aggregate financial assistance received by the Company under EESA; an additional 25% of the shares granted (for an aggregate total of 75% of the shares transferrable) at the time of repayment of at least 75% of the aggregate financial assistance received by the Company under EESA.  The remainder of the shares will vest following the time of repayment of 100% of the aggregate financial assistance received by the Company under EESA.  If the date specified has not occurred by the tenth anniversary of the grant date, the grantee shall forfeit all of the restricted shares.

Compensation costs related to these issuances are recognized over the lives of the restricted stock and restricted stock units.  We amortize the expense related to the restricted stock grants into salaries, benefits and other compensation expense on a straight-line basis over the requisite service period for the entire award.  When we award restricted stock to individuals from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award.

The Long-Term Performance-Based Restricted Stock Unit program (“Long-Term Program”) will award up to an aggregate of 109,200 shares of WSFS stock to seventeen participants, only after the achievement of targeted levels of return on assets (“ROA”).  Under the terms of the plan, if an annual ROA performance level of 1.20% is achieved, up to 54,900 shares will be awarded.  If an annual ROA performance level of 1.35% is achieved, up to 76,100 shares will be awarded.  If an annual ROA performance level of 1.50% or greater is achieved, up to 109,200 shares will be awarded.  If these targets are achieved in any year up until 2011, the awarded stock will vest in 25% increments over four years.  We did not recognize any compensation expense related to this program in the first quarter of 2010.  Compensation expense for the Long-Term Program was based on the closing stock price as of May 28, 2009 and will begin to be recognized once the achievement of target performance is considered probable.

At March 31, 2010 we had 67,485 remaining shares available for issuance under the 2005 Plan.  Full share awards, such as restricted stock, have the equivalence of four option grants for the purpose of calculating shares available for issuance.  Under the provisions of the Long-Term Program, if a performance level is achieved and there are insufficient shares available for grant, then we would have the option of granting the available shares with the remainder being paid in cash.

The impact of stock-based compensation for the three months ended March 31, 2010 was $370,000 pre-tax ($288,000 after tax) or $0.04 per share, to salaries, benefits and other compensation.  This compares to $445,000 pre-tax ($359,000 after tax) or $0.06 per share for the three months ended March 31, 2009.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2010	2009
	(In Thousands, Except Per Share Data)
Numerator:
Net (loss) income allocable to common stockholders	$(178)	$2,427

Denominator:
Denominator for basic earnings per share - weighted average shares	7,084	6,173
Effect of dilutive employee stock options	-	68
Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise	7,084	6,241

Earnings per share:
Basic:
Net (loss) income allocable to common shareholders	$(0.03)	$0.39
Diluted:
Net (loss) income allocable to common shareholders	$(0.03)	$0.39

Outstanding common stock equivalents having no dilutive effect	795	772

For the three months ended March 31, 2010, 795,000 employee stock options were excluded from the computation of diluted net loss per common share of which 78,000 were because the effect would have been antidilutive due to the net loss reported in this period.

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities held-to-maturity and securities available-for-sale (which includes reverse mortgages):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

March 31, 2010:
Reverse mortgages	$(468)	$—	$—	$(468)
U.S. Government and agencies	40,653	622	(9)	41,266
State and political subdivisions	3,590	80	—	3,670
	$43,775	$702	$(9)	$44,468
December 31, 2009
Reverse mortgages	$(530)	$—	$—	$(530)
U.S. Government and agencies	40,695	652	(35)	41,312
State and political subdivisions	3,935	91	—	4,026
	$44,100	$743	$(35)	$44,808
Held-to-maturity:

March 31, 2010:
State and political subdivisions	$556	$—	$(16)	$540
	$556	$—	$(16)	$540

December 31, 2009:
State and political subdivisions	$709	$—	$(38)	$671
	$709	$—	$(38)	$671

Securities with market values aggregating $40.3 million at March 31, 2010 were specifically pledged as collateral for WSFS’ Treasury Tax and Loan account with the Federal Reserve Bank, securities sold under agreement to repurchase, and certain letters of credit and municipal deposits which require collateral. Accrued interest receivable relating to investment securities was $379,000 and $352,000 at March 31, 2010 and December 31, 2009, respectively.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at March 31, 2010 and December 31, 2009 were as follows:

	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
2010
Within one year (1)	$340	$340	$17,930	$18,204
After one year but within five years	—	—	25,725	26,141
After five years but within ten years	—	—	120	123
After ten years	216	200	—	—
	$556	$540	$43,775	$44,468
2009
Within one year (1)	$340	$340	$10,864	$11,068
After one year but within five years	—	—	32,986	33,485
After five years but within ten years	—	—	250	255
After ten years	369	331	—	—
	$709	$671	$44,100	$44,808

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

There were no sales of investment securities classified as available-for-sale during 2010 or 2009. As a result, there were no net gains/losses realized during 2010 or 2009.  The cost basis for investment security sales was based on the specific identification method.  Investment securities totaling $240,000 and $18.6 million were called by their issuers during 2010 and 2009, respectively.

At March 31, 2010, we owned investment securities totaling $3.1 million where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $25,000 at March 31, 2010. This temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Securities amounting to $109,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. The investment portfolio is reviewed on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and new-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.  We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  In addition, we do not have the intent to sell, nor is it more likely-than not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March, 31, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$109	$16	$109	$16

Available-for-sale
State and political subdivisions	—	—	—	—	—	—
U.S Government and agencies	3,009	9	—	—	3,009	9

Total temporarily impaired investments	$3,009	$9	$109	$16	$3,118	$25

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$242	$38	$242	$38

Available-for-sale
State and political subdivisions	—	—	—	—	—	—
U.S Government and agencies	2,985	35	—	—	2,985	35

Total temporarily impaired investments	$2,985	$35	$242	$38	$3,227	$73

4. MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

March 31, 2010:
Collateralized mortgage obligations (1)	$598,245	$7,883	$(5,926)	$600,202
FNMA	58,508	1,072	(129)	59,451
FHLMC	41,766	850	—	42,616
GNMA	43,989	1,328	(26)	45,291
	$742,508	$11,133	$(6,081)	$747,560

Weighted average yield	5.12%

December 31, 2009:
Collateralized mortgage obligations (1)	$519,527	$5,368	$(10,383)	$514,512
FNMA	61,603	813	(454)	61,962
FHLMC	44,536	561	(83)	45,014
GNMA	46,629	1,129	(187)	47,571
	$672,295	$7,871	$(11,107)	$669,059

Weighted average yield	5.00%

Trading securities:

March 31, 2010:
Collateralized mortgage obligations	$12,183	$—	$—	$12,183
	$12,183	$—	$—	$12,183

Weighted average yield	3.28%

December 31, 2009:
Collateralized mortgage obligations	$12,183	$—	$—	$12,183
	$12,183	$—	$—	$12,183

Weighted average yield	3.74%

(1)  Includes Agency CMO’s classified as available-for-sale.

The portfolio of available-for-sale mortgage-backed securities consists of $742.5 million of both Agency and non-Agency bonds.  All bonds were AAA-rated at the time of purchase; $90.8 million are now rated below AAA.  Downgraded bonds were evaluated at March 31, 2010.  The result of this evaluation shows no other-than-temporary impairment as of March 31, 2010.  An evaluation of downgraded bonds at December 31, 2009 showed one bond ($2.6 million) had other-than-temporary impairment which resulted in an earnings charge of $86,000 or 9 basis points of downgraded bonds and only 1 basis point of the total mortgage-backed security portfolio.  The $86,000 of other-than-temporary impairment loss recognized during the fourth quarter of 2009 represents our only other-than-temporary impairment charge since the start of the credit cycle in 2008.  The weighted average duration of the mortgage-backed securities was 2.5 years at March 31, 2010.

Accrued interest receivable relating to mortgage-backed securities was $3.1 million at March 31, 2010 and $2.8 million at December 31, 2009.  At March 31, 2010, mortgage-backed securities with market values aggregating $343.6 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. From time to time, mortgage-backed securities are also pledged as collateral for Federal Home Loan Bank (FHLB) borrowings and other obligations.  The fair value of these pledged mortgage-backed securities at March 31, 2010 was $114.4 million.

During the first three months of 2010, there were no sales of mortgage-backed securities available-for-sale. The cost basis of all mortgage-backed securities sales is based on the specific identification method. During the first three months of 2009, proceeds from the sale of mortgage-backed securities available-for-sale were $20.8 million, resulting in a gain of $547,000.

We own $12.4 million par value of SASCO RM-1 2002 securities which are classified as trading, of which, $1.4 million is accrued interest paid in kind.  Because of seasoning and being well over-collateralized, we expect to recover all principal and interest.  Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) (Formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading. It was our intent to sell them in the near term. We have used the guidance under ASC 320 to provide a reasonable estimate of fair value in 2009. We estimated the value of these securities as of March 31, 2010 based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach.

At March 31, 2010, we owned mortgage-backed securities totaling $184.7 million where the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $6.1 million at March 31, 2010. This temporary impairment is the result of changes in market interest rates, a lack of liquidity in the mortgage-backed securities market and the reduction in credit ratings of 28 bonds out of 216 bonds.  Most of these securities have been impaired for twelve months or longer. We have determined that these securities are not other-than-temporarily impaired. Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage.  In addition, we do not have the intent to sell, nor is it more likely-than not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our mortgage-backed securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March, 31, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$74,524	$1,446	$90,340	$4,480	$164,864	$5,926
FNMA	18,532	129	—	—	18,532	129
FHLMC	—	—	—	—	—	—
GNMA	1,346	26	—	—	1,346	26

Total temporarily impaired MBS	$94,402	$1,601	$90,340	$4,480	$184,742	$6,081

The table below shows our mortgage-backed securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$115,088	$2,701	$108,839	$7,682	$223,927	$10,383
FNMA	29,360	454	—	—	29,360	454
FHLMC	25,434	83	—	—	25,434	83
GNMA	19,953	187	—	—	19,953	187

Total temporarily impaired MBS	$189,835	$3,425	$108,839	$7,682	$298,674	$11,107

5. IMPAIRED LOANS

Loans from which it is probable we will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of FASB ASC 310, Receivables (Formerly SFAS No. 114, Accounting for Creditors for Impairment of a Loan).  The amount of impairment is required to be measured using one of three methods; (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.

We had impaired loans (for which ASC 310 applied) of approximately $71.4 million at March 31, 2010 compared to $73.2 million at December 31, 2009. The average recorded balance of aggregate impaired loans was $72.3 million for the three months ended March 31, 2010 and $62.2 million for the year-ended December 31, 2009. The specific allowance for losses on these impaired loans was $11.0 million at March 31, 2010 compared to $11.8 million at December 31, 2009.   The specific reserve at March 31, 2010 was associated with $41.9 million of total impaired loans.  The remaining $29.5 million of impaired loans had no related specific reserve.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses. Losses are recognized in the period an obligation becomes uncollectible.

6. COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income:

	For the three months ended March 31,
	(In Thousands)
	2010	2009

Net income	$514	$2,940

Other Comprehensive Income:

Unrealized holding gains on securities
available-for-sale arising during the period	8,273	6,569
Tax expense	(3,144)	(2,496)
Net of tax amount	5,129	4,073
Reclassification adjustment for gains included in net income	-	(547)
Tax expense	-	208
Net of tax amounts	-	(339)

Total comprehensive income	$5,643	$6,674

7. TAXES ON INCOME

We account for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”) (Formerly SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty In Income Taxes, an Interpretation of FASB Statement 109).  ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have assessed valuation allowances on the deferred income taxes due to, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the financial statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of ASC 740.

The total amount of unrecognized tax benefits as of March 31, 2010 and December 31, 2009 were $1.0 million and $1.9 million, respectively, of which $500,000 would have affected our March 31, 2010 effective tax rate if recognized. As of March 31, 2010 and December 31, 2009, the total amount of accrued interest included in such unrecognized tax benefits was $39,000 and $372,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense. The decrease in the unrecognized tax benefits was primarily due to the expiration of a statute of limitations.

While our Federal and State tax years 2006 through 2009 remain subject to examination as of March 31, 2010, the Internal Revenue Service (“IRS”) completed its examination of our 2004 through 2006 Federal tax returns during the quarter ended June 30, 2008. During 2008 we successfully completed the IRS appeal process and during the quarter ended March 31, 2009 we recovered $863,000 of taxes plus $275,000 of interest that were previously assessed during the audit phase.

During 2007, we donated a N.C. Wyeth mural which was previously displayed in our former headquarters. The estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements during 2007. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the IRS. The IRS is still in the process of evaluating this tax deduction and we anticipate this evaluation to be completed during 2010.

8. SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments.  There is one segment for WSFS Bank (including WSFS Investment Group, Inc.), Cash Connect, (the ATM division of WSFS), and Trust and Wealth Management.  Trust and Wealth Management combines Montchanin and the WSFS Trust and Wealth Management Division into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.  During 2009 we reported the results of 1st Reverse (the national reverse mortgage subsidiary of WSFS) as a separate segment, consistent with the guidance promulgated in ASC 280,  however we completed a wind-down of 1st Reverse’s operation during the latter part of 2009 and have no results to report as an operating segment in 2010.

The WSFS Bank segment provides financial products to commercial and retail customers through its 41 banking offices located in Delaware (36), Pennsylvania (4) and Virginia (1).  Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units (including the reorganization of WSFS Investment Group, Inc.) are operating departments of WSFS.  These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank.  Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment of the Company in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry.  The balance sheet category “Cash in non-owned ATMs” includes cash from which fees income is earned through bailment arrangements with customers of Cash Connect.

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

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to the allocated to the segment and assess its performance, and for which discrete financial information is available.  We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results.  The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three months ended March 31, 2010 and 2009 follows:

For the three months ended March 31, 2010 (In Thousands)
	WSFS	Cash Connect	Trust & Wealth Management	Total

External customer revenues:
Interest income	$40,558	$-	$-	$40,558
Noninterest income	7,197	3,139	805	11,141
Total external customer revenues	47,755	3,139	805	51,699

Inter-segment revenues:
Interest income	222	-	-	222
Noninterest income	730	172	-	902
Total inter-segment revenues	952	172	-	1,124

Total revenue	48,707	3,311	805	52,823

External customer expenses:
Interest expense	11,215	-	-	11,215
Noninterest expenses	23,105	5,706	822	29,633
Provision for loan loss	11,410	-	-	11,410
Total external customer expenses	45,730	5,706	822	52,258

Inter-segment expenses
Interest expense	-	222	-	222
Noninterest expenses	172	366	364	902
Total inter-segment expenses	172	588	364	1,124

Total expenses	45,902	6,294	1,186	53,382

Income (loss) before taxes and extraordinary items	$2,805	$(2,983)	$(381)	$(559)

Income tax benefit				(1,073)
Consolidated net income				$514

Cash and cash equivalents	$58,775	$263,330	$895	$323,000
Other segment assets	3,472,909	15,445	977	3,489,331

Total segment assets	$3,531,684	$278,775	$1,872	$3,812,331

Capital expenditures	$1,643	$3	$-	$1,646

For the three months ended March 31, 2009 (In Thousands)
	WSFS	Cash Connect	1st Reverse	Trust & Wealth Management	Total

External customer revenues:
Interest income	$38,807	$-	$-	$-	$38,807
Noninterest income	7,346	2,777	556	422	11,101
Total external customer revenues	46,153	2,777	556	422	49,908

Inter-segment revenues:
Interest income	165	-	-	-	165
Noninterest income	725	71	-	-	796
Total inter-segment revenues	890	71	-	-	961

Total revenue	47,043	2,848	556	422	50,869

External customer expenses:
Interest expense	14,916	-	-	-	14,916
Noninterest expenses	21,509	1,074	1,069	722	24,374
Provision for loan loss	7,653	-	-	-	7,653
Total external customer expenses	44,078	1,074	1,069	722	46,943

Inter-segment expenses
Interest expense	-	156	9	-	165
Noninterest expenses	112	187	63	434	796
Total inter-segment expenses	112	343	72	434	961

Total expenses	44,190	1,417	1,141	1,156	47,904

Income (loss) before taxes and extraordinary items	$2,853	$1,431	$(585)	$(734)	$2,965

Income tax provision					25
Consolidated net income					$2,940

Cash and cash equivalents	$55,984	$144,737	$442	$685	$201,848
Other segment assets	3,324,547	14,620	386	1,906	3,341,459

Total segment assets	$3,380,531	$159,357	$828	$2,591	$3,543,307

Capital expenditures	$1,877	$-	$-	$11	$1,888

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

Investments and Mortgage-Backed Securities:  Fair value of investment and mortgage-backed securities is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading, see Note 10, Fair Value of Financial Assets, to the Consolidated Financial Statements.

Loans:  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available.  This technique does not contemplate an exit price.

Bank-Owned Life Insurance:  The estimated fair value approximates the book value for this investment.

Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be essentially equal to its cost.  We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value.  As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on FHLB, the FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  The FHLB is rated AAA and is likely to remain unchanged based on expectations that the FHLB has a very high degree of government support and was in compliance with all regulatory capital requirements as of March 31, 2010.  Based on the above, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of March 31, 2010.

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

The book value and estimated fair value of our financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$323,000	$323,000	$321,749	$321,749
Investment securities	45,024	45,008	45,517	45,479
Mortgage-backed securities	759,743	759,743	681,242	681,242
Loans, net	2,464,839	2,486,771	2,479,155	2,487,129
Bank-owned life insurance	60,450	60,450	60,254	60,254
Stock in Federal Home Loan Bank of Pittsburgh	39,305	39,305	39,305	39,305
Accrued interest receivable	12,261	12,261	12,407	12,407

Financial liabilities:
Deposits	2,617,411	2,636,744	2,561,871	2,572,418
Borrowed funds	858,680	852,244	854,809	858,896
Accrued interest payable	6,178	6,178	4,240	4,240

The estimated fair value of our off-balance sheet financial instruments is as follows:

	Mar. 31, 2010	Dec. 31, 2009
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$4,010	$5,071
Standby letters of credit	214	317

10.  FAIR VALUE OF FINANCIAL ASSETS

Effective January 1, 2008, we adopted the provisions of FASB ASC 820-10 (“ASC 820-10”) (Formerly SFAS No. 157, Fair Value Measurements and Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157), for financial assets and financial liabilities. This adoption did not have a material impact on our financial statements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of March 31, 2010 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$600,202	$—	$600,202
FNMA	—	59,451	—	59,451
FHLMC	—	42,616	—	42,616
GNMA	—	45,291	—	45,291
U.S. Government and agencies	—	41,266	—	41,266
State and political subdivisions	—	3,670	—	$3,670
Reverse mortgages	—	—	(468)	(468)
Trading Securities		—	12,183	12,183
Total assets measured at fair value on a recurring basis	$—	$792,496	$11,715	$804,211
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired Loans	$—	$60,381	$—	$60,381
Total assets measured at fair value on a nonrecurring basis	$—	$60,381	$—	$60,381

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

Available for sale securities. As of March 31, 2010, securities classified as available for sale are reported at fair value using Level 2 inputs.  Included in the level 2 total are approximately $41.3 million in Federal Agency debentures, $274.1 million in Federal Agency MBS, $477.5 million of private Label MBS, and $3.7 million in municipal bonds.  Agency and MBS securities are predominately AAA-rated.  We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Securities classified as available for sale as of December 31, 2009 were also reported at fair value using Level 2 inputs.  Included under the Level 2 designation was approximately $41.3 million in Federal Agency debentures, $240.2 million in Federal Agency MBS, $424.8 million of Private Label MBS, and $3.7 million in municipal bonds.  Agency and MBS securities were predominately AAA-rated and designated Level 2 pursuant to ASC 820-10.  As discussed above, almost all were fixed income securities, none were exchange traded, and all were priced by correlation to observed market data.

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

Reverse Mortgages.  The amount of our investment in reverse mortgages represents the estimated value of future cash flows of the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral.  The projected cash flows depend on assumptions about life expectancy of the mortgagee and the future changes in collateral values.  Due to the significant amount of management judgment and the unobservable input calculations, these reverse mortgages have been classified as Level 3.

The changes in Level 3 assets measured at fair value are summarized as follows:

	Trading	Reverse	Total
	Securities	Mortgages
		(In Thousands)

Balance at December 31, 2008	$10,816	$(61)	$10,755
Total net income (losses) for the period included in net income	1,367	(464)	903
Purchases, sales, issuances, and settlements, net	—	(5)	(5)
Balance at December 31, 2009	$12,183	$(530)	$11,653
Total net income (losses) for the period included in net income	—	13	13
Purchases, sales, issuances, and settlements, net	—	49	49
Balance at March 31, 2010	$12,183	$(468)	$11,715

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross amount of $71.4 million and $73.2 million at March 31, 2010 and December 31, 2009, respectively.  The valuation allowance on impaired loans was $11.0 million, as of March 31, 2010 and $11.8 million as of December 31, 2009.

11.	INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales.  We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment defaults by borrowers.  These are customary repurchase provisions in the secondary market for conforming mortgage loan sales.  We typically sell fixed-rate, conforming first mortgage loans (including reverse mortgages) in the secondary market as part of our ongoing asset/liability management program.  Loans held-for-sale are carried at the lower of cost or market of the aggregate or in some cases individual loans.  Gains and losses on sales of loans are recognized at the time of the sale.

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances.  These indemnifications may include the repurchase of loans by us.  Repurchases and losses are rare, and no provision is made for losses at the time of sale.  During the first quarter of 2010, we had no repurchases under these indemnifications.

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

At March 31, 2010 there were forty-two variable-rate swap transactions between the third party financial institutions and our customers, compared to forty-four at December 31, 2009.  The initial notional amount aggregated approximately $190.7 million at March 31, 2010 compared with $209.6 million at December 31, 2009.  At March 31, 2010 maturities ranged from approximately seven months to twelve years.  The aggregate market value of these swaps to the customers was a liability of $13.2 million at March 31, 2010 and $12.6 million at December 31, 2009.  At March 31, 2010 all of the swap transactions were in a paying position to third-party financial institutions.

12.  ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for us.

We account for our obligations under the provisions of FASB ASC 715, Compensation – Retirement Benefits (“ASC 715”) (Formerly SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions). ASC 715 requires that the costs of these benefits be recognized over an Associate’s active working career.  Disclosures are in accordance with ASC 715.

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2010 and 2009:

	Three months ended March 31,
	2010	2009
	(In Thousands)

Service cost	$42	$40
Interest cost	38	35
Amortization of transition obligation	15	15
Net loss recognition	3	4
Net periodic benefit cost	$98	$94

13.  NONINTEREST EXPENSES

During the three months ended March 31, 2010, the Company recorded a $4.5 million non-routine charge, as follows:

On February 19, 2010, WSFS reported in a regulatory filing that an armored car company that serves as a vendor for several of Cash Connect’s customers (the “Courier”), engaged in embezzlement.  In the first quarter of 2010, the Company recorded a $4.5 million loss related to funds not immediately recoverable by Cash Connect.  A gain is expected to be recorded in future periods as funds are received or recovery becomes certain.

Based on a publicly available court-appointed receiver’s report filed March 1, 2010, the Courier and its related entities had payables and amounts due to customers (including Cash Connect) listed at $68.6 million.  This report also shows the Courier and related entities in the receivership held assets of approximately $57 million; slightly more than half consisted of cash, with the remaining amount comprised of receivables and fixed assets with uncertain liquidation value and collectability.  The receiver also indicated some of the entities in receivership may have value as ongoing enterprises.  Additionally, the receiver’s report referenced a number of additional business entities directly or indirectly related to the named executive that are currently under research by the receiver.

This charge is included in noninterest expenses in the Consolidated Statement of Operations.  There were no material non-routine charges recorded during the three months ended March, 31, 2009.

14.  STOCK AND COMMON STOCK WARRANTS

The Company entered into a purchase agreement with the U.S. Treasury on January 23, 2009, pursuant to which the Company issued and sold 52,625 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of the Company’s common stock at an exercise price of $45.08 per share. The Company is paying the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year. The Company has declared and paid $658,000 in preferred stock dividends during the three months ended March 31, 2010.

The Company allocated total proceeds of $52.6 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000, respectively, on January 23, 2009. The preferred stock discount will be accreted, on an effective yield method, to preferred stock over five years. The Company has accreted a total of $34,000 during the three months ended March 31, 2010 relating to the discount on preferred stock.

The preferred stock is nonvoting, except for class voting rights on certain matters that could affect the shares adversely. It may be redeemed by us for the liquidation preference ($1,000 per share), plus accrued but unpaid dividends, with the Treasury’s approval. The warrants are exercisable immediately and subject to certain anti-dilution and other adjustments.

15.  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and has not identified any subsequent events requiring recognition or disclosures in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”) is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”). Founded in 1832, we are one of the ten oldest banks in the United States continuously-operating under the same name. As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader investment powers than most other financial institutions. We have served the residents of the Delaware Valley for over 178 years. We are the largest thrift institution headquartered in Delaware and the fourth largest financial institution in the state on the basis of total deposits traditionally garnered in-market. Our primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits. Our strategic focus is to exceed customer expectations, deliver stellar service and build customer advocacy through highly trained, relationship oriented, friendly, knowledgeable, and empowered Associates.

We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services.  In addition, we offer a variety of wealth management and personal trust services through WSFS Trust and Wealth Management.  Lending activities are funded primarily with retail deposits and borrowings.  The Federal Deposit insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum.  We serve our customers primarily from our 41 banking offices located in Delaware (36), Pennsylvania (4), and Virginia (1) and through our website at www.wsfsbank.com.

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital management, Inc. (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities through the Bank’s retail banking system.

Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions.  Cypress had approximately $469 million in assets under management at March 31, 2010.

FORWARD-LOOKING STATEMENTS

Within this Quarterly Report on Form 10-Q and exhibits thereto, management has included certain “forward-looking statements” concerning the future operations of WSFS Financial Corporation.  It is management’s desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all “forward-looking statements” contained in its financial statements.  Management has used “forward-looking statements” to describe the future plans and strategies including expectations of our future financial results.  Management’s ability to predict results or the effect of future plans and strategy is inherently uncertain.  Factors that could affect results include interest rate trends, competition, the general economic climate in Delaware, the mid-Atlantic region and the country as a whole, asset quality, loan growth, loan delinquency rates, operating risk, uncertainty of estimates in general and changes in federal and state regulations, among other factors.  These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements.  Actual results may differ materially from management expectations.  We do not undertake and specifically disclaim any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We continually assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  No valuation allowance is required as of March 31, 2010.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment.  As of March 31, 2010, goodwill totaled $10.9 million, the majority of which is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008.  In addition, amortizing intangibles totaled $2.6 million as of March 31, 2010.

Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value.  The first step compares the estimated fair value of our reporting units with their carrying amounts, including goodwill.  If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired.  However, if the carrying amount exceeds its estimated fair value, a second step would be performed that would compare the implied fair value to the carrying amount of goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other variables.  Estimated cash flows extend five years into the future and, by their nature, are difficult to estimate over such an extended time-frame.  Factors that may significantly affect the estimates include, but are not limited to, balance sheet growth assumptions, credit losses in our investment and loan portfolios, competitive pressures in our market area, changes in customer base and customer product preferences, changes in revenue growth trends, cost structure, changes in discount rates, conditions in the banking sector, and general economic variables.

We review our goodwill and intangibles for impairment annually.  Goodwill and intangibles are also tested for impairment between annual tests if an event occurs or circumstances change that would cause a reduction in the fair value below its carrying value.  As of December 31, 2009, we retained a third-party valuation firm to assist in our Step 1 test for potential goodwill impairment of the WSFS Bank reporting unit.  The valuation incorporated both income and market based analyses and indicated the fair value of our WSFS Bank reporting unit was 3.7% above the carrying amount, therefore in accordance with FASB ASC 350-20-35-6; the Step 2 analysis was not required.

As of March 31, 2010, goodwill and other intangible assets were not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $63.8 million, or 2%, during the three months ended March 31, 2010.  Mortgage-backed securities increased $78.5 million, or 12%, and cash and cash equivalents increased $1.3 million, or less than 1%.  This included a $3.2 million, or 6% increase in cash and due from banks, offset by a $1.6 million, or 1%, decrease in cash in non-owned ATMs.  Total loans decreased $14.3 million, or less than 1%, which was primarily attributable to residential mortgage loan sales of $18.3 million.  However, commercial and commercial real estate loans (together commercial loans) increased $3.3 million mainly due to the addition of new customer relationships.

Total liabilities increased $59.1 million, or 2%, between December 31, 2009 and March 31, 2010 to $3.5 billion.  This increase was mainly due to a $63.3 million, or 3% increase, in customer deposits.  These increases in customer deposits improved our funding mix as deposit growth reduced our use of wholesale funding.  As a result, Federal Home Loan Bank (FHLB) advances increased by a nominal $2.3 million and brokered deposits decreased by $17.9 million, or 5%.

Capital Resources

Stockholders’ equity increased $4.7 million between December 31, 2009 and March 31, 2010.  This increase was mainly due to a $5.1 million increase of the fair value of securities available-for-sale taken through other comprehensive income.  Also contributing to the increase was net income of $514,000 as well as an increase of $608,000 related to equity based incentive plans.  Partially offsetting these increases was the payment of common and preferred dividends of $850,000 and $658,000, respectively, during the three months ended March 31, 2010.  At March 31, 2010, the Bank was in compliance with regulatory capital requirements and is considered a “well-capitalized” institution.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of March 31, 2010 (dollars in thousands):

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$361,296	12.33%	$234,503	8.00%	$293,128	10.00%
Core Capital (to Adjusted Total Assets)	324,539	8.55	152,902	4.00	189,877	5.00
Tangible Capital (to Tangible Assets)	324,539	8.55	56,963	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	324,539	11.07	117,251	4.00	175,877	6.00

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

As a financial institution, the Bank has ready access to several sources to fund growth and meet its liquidity needs.  Among these are: net income, retail deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements, access to the Fed Discount Window, and the brokered deposit market as well as other wholesale funding avenues. The Bank’s branch expansion is intended to enter us into new, but contiguous, markets, attract new customers and provide funding for its business loan growth.  In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities and Agency notes that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash.  Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

During the three months ended March 31, 2010, cash and cash equivalents increased $1.3 million to $323.0 million.  The increase was a result of the following: a $56.9 million increase in cash provided through increases in demand, savings and time deposits; repayments on mortgage-backed securities available-for-sale of $46.4 million; and an increase in cash of $15.6 million provided by operating activities.  Net borrowings from the FHLB also increased cash by $2.3 million during the three months ended March 31, 2010.  Offsetting these increases in cash were purchases of mortgage-backed securities available-for-sale which used cash of $116.3 million and net loan growth which resulted in the use of $3.9 million in cash.

NONPERFORMING ASSETS

The following table shows our nonperforming assets and past due loans at the dates indicated. Nonperforming assets include nonaccruing loans, nonperforming real estate, assets acquired through foreclosure and restructured mortgage and home equity consumer debt. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

	March 31,	December 31,
	2010	2009
	(In Thousands)
Nonaccruing loans:
Commercial	$10,987	$8,328
Consumer	2,616	818
Commercial mortgage	5,115	2,156
Residential mortgage	8,694	9,958
Construction	36,354	44,681

Total nonaccruing loans	63,766	65,941
Assets acquired through foreclosure	10,711	8,945
Troubled debt restructuring	7,595	7,274

Total nonperforming assets	$82,072	$82,160

Past due loans:(1)
Residential mortgages	448	1,221
Commercial and commercial mortgages	—	105
Consumer	225	97

Total past due loans	$673	$1,423

Ratios:
Nonaccruing loans to total loans (2)	2.53%	2.61%
Allowance for loan losses to total loans (2)	2.27%	2.12%
Nonperforming assets to total assets	2.15%	2.19%
Loan loss allowance to nonaccruing loans (3)	72.25%	63.10%
Loan loss allowance to total nonperforming assets (3)	56.13%	50.64%

(1)   Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)  Total loans exclude loans held for sale.
(3)   Total applicable allowance represents general valuation allowances only.

Nonperforming assets decreased slightly between December 31, 2009 and March 31, 2010.  As a result, nonperforming assets as a ratio of total assets improved to 2.15% at March 31, 2010 from 2.19% at December 31, 2009.  New nonperforming assets were offset by collections and charge-offs on existing assets.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the three months ended March 31, 2010	For the year ended December 31, 2009
	(In Thousands)
Beginning balance	$82,160	$35,760
Additions	15,191	100,925
Collections	(7,019)	(19,133)
Transfers to accrual	(94)	(6,236)
Charge-offs / write-downs, net	(8,166)	(29,156)
Ending balance	$82,072	$82,160

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by the Board of Directors. At March 31, 2010, interest-bearing assets exceeded interest-earning liabilities that mature or reprice within one year (interest-sensitive gap) by $119.9 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 96.5% at December 31, 2009 to 106.1% at March 31, 2010. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 3.14% at March 31, 2010 from (1.97)% at December 31, 2009. The change in sensitivity since December 31, 2009 reflects current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a “Management of Interest Rate Risk, Investment Securities and Derivative Activities.”  This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at March 31, 2010 and 2009, calculated in compliance with Thrift Bulletin No. 13a:

		At March 31,
		2010		2009
Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Net Portfolio Value (2)	% Change in Net Interest Margin (1)	Net Portfolio Value (2)

+300		+5%	9.35%	1%	8.65%
+200		+4%	9.72%	-1%	8.79%
+100		+2%	9.76%	-4%	8.90%
0		0%	9.67%	0%	8.93%
-100		-6%	9.42%	-1%	9.17%
-200	(3)	NMF	NMF	NMF	NMF
-300	(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at March 31, 2010 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates.  For example, mortgage banking revenues and expenses can fluctuate with changing interest rates.  These fluctuations are difficult to model and estimate.

During the first quarter of 2010 we executed $125 million of intermediate-term (approximately four year average) FHLB Advances in order to reduce the sensitivity of our net interest income to increases in market interest rates.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Results of Operations

We recorded net income of $514,000 for the first quarter of 2010.  After subtracting preferred stock dividends, this resulted in a loss per common share of $0.03.  This compares to net income of $2.9 million or earnings per diluted common share of $0.39 in the first quarter of 2009. Earnings for the first quarter of 2010 were impacted by a higher net interest margin as a result of deposit pricing management, improvements in the funding mix as deposit growth has replaced higher cost wholesale funding needs and a stable yield on our interest earning assets during the period.  As a result, the net interest margin increased 52 basis points from 3.05% at March 31, 2009 to 3.57% at March 31, 2010.  In addition, noninterest income increased slightly to $11.1 million even with a decline in loan fee income of $570,000 mainly due to the wind down of 1st Reverse during the fourth quarter of 2009.  Partially offsetting these increases was the provision for loan loss of $11.4 million which increased by $3.7 million compared to a provision for loan loss of $7.7 million during the first quarter of 2009.  This increase was the result of a risk grade migration in the commercial loan portfolio, charge-offs taken during the quarter and continuing declines in value of collateral. In addition, non-interest expenses increased $5.3 million during the first quarter of 2010 mainly due to the charge taken as a result of a non-routine ATM loss discussed further in Note 13 of the Consolidated Financial Statements and increases due to growth in the Company’s banking franchise, including the addition of two new branches and the renovation/relocation of three branches during the past twelve months and the addition of several senior-level Associates in the second half of 2009 to support growth and credit administration.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31,
	2010			2009
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
Assets:
Interest-earning assets:
Loans: (2)(3)
Commercial real estate loans	$744,510	$8,573	4.61%	$810,238	$9,463	4.67%
Residential real estate loans	355,643	4,603	5.18	425,165	6,052	5.69
Commercial loans	1,124,398	14,427	5.23	973,088	12,081	5.08
Consumer loans	299,711	3,620	4.90	298,306	3,778	5.14
Total loans	2,524,262	31,223	4.99	2,506,797	31,374	5.05
Mortgage-backed securities (4)	707,432	9,032	5.11	577,054	7,336	5.09
Investment securities (4)(5)	45,180	303	2.68	48,971	97	0.79
Other interest-earning assets	39,998	—	—	39,782	—	—
Total interest-earning assets	3,316,872	40,558	4.92	3,172,604	38,807	4.93

Allowance for loan losses	(56,686)			(32,687)
Cash and due from banks	62,928			56,194
Cash in non-owned ATMs	252,546			173,316
Bank owned life insurance	60,324			59,411
Other noninterest-earning assets	115,480			93,651
Total assets	$3,751,464			$3,522,489

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing demand	$252,916	$111	0.18%	$214,234	$204	0.39%
Money market	589,638	1,192	0.82	334,810	1,028	1.25
Savings	229,593	112	0.20	216,187	158	0.30
Customer time deposits	671,477	3,942	2.38	648,563	5,486	3.43
Total interest-bearing customer deposits	1,743,624	5,357	1.25	1,413,794	6,876	1.97
Other jumbo certificates of deposit	72,490	420	2.35	94,991	504	2.15
Brokered deposits	337,860	517	0.62	329,943	949	1.17
Total interest-bearing deposits	2,153,974	6,294	1.19	1,838,728	8,329	1.84

FHLB of Pittsburgh advances	604,950	3,977	2.63	750,158	5,341	2.85
Trust preferred borrowings	67,011	329	1.96	67,011	595	3.55
Other borrowed funds	176,050	615	1.40	228,386	651	1.14
Total interest-bearing liabilities	3,001,985	11,215	1.49	2,884,283	14,916	2.07
Noninterest-bearing demand deposits	415,172			351,864
Other noninterest-bearing liabilities	25,595			26,941
Stockholders' equity	308,712			259,401
Total liabilities and stockholders' equity	$3,751,464			$3,522,489

Excess of interest-earning assets
over interest-bearing liabilities	$314,887			$288,321

Net interest and dividend income		$29,343			$23,891

Interest rate spread			3.43%			2.86%

Net interest margin			3.57%			3.05%
(1)	Weighted average yields are annualized and have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

Net interest income for the first quarter of 2010 improved by $5.4 million, or 23% compared to the first quarter of 2009.  The net interest margin for the first quarter of 2010 was 3.57%, up 52 basis points (0.52%) compared to 3.05% for the first quarter of 2009.  During the quarter, net interest margin improved as the yield on earning assets remained stable and the costs of interest bearing liabilities declined by 58 basis points (0.58%) compared to the first quarter 2009.  The net interest margin improved due to the Company’s active deposit rate management as interest rates decreased in nearly every deposit category during the first quarter.  A favorable change in the retail funding mix resulted from the growth in lower-costing, non-maturity deposits coupled with relatively little growth in higher-costing retail time deposits.

Allowance for Loan Losses

We maintain allowances for credit losses and charge losses to these allowances when such losses are identified. The determination of the allowance for loan losses requires significant judgment reflecting management’s best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

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

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, independent auditors and loan review consultants periodically review our allowance for such losses. The provision for loan losses was $11.4 million in the first quarter of 2010 compared to $7.7 million in the first quarter of 2009 and $12.7 million in the fourth quarter of 2009. This level of provisioning reflects a risk grade migration in the commercial loan portfolio, charge-offs taken during the quarter, continuing declines in value of collateral and loan growth.

The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	Three months ended March 31,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$53,446	$31,189
Provision for loan losses	11,410	7,653

Charge-offs:
Residential real estate	637	305
Commercial real estate (1)	3,358	2,060
Commercial	2,387	446
Overdrafts	1,043	280
Consumer	1,597	317
Total charge-offs	9,022	3,408

Recoveries:
Residential real estate	5	24
Commercial real estate (1)	260	22
Commercial	34	17
Overdrafts	909	116
Consumer	10	18
Total recoveries	1,218	197

Net charge-offs	7,804	3,211
Ending balance	$57,052	$35,631

Net charge-offs to average gross loans outstanding, net of unearned income (2)	1.24%	0.51%

(1) Includes commercial mortgage and construction loans.
(2) Ratios for the three months ended March 31, 2010 and March 31, 2009 are annualized.

Noninterest Income

Noninterest income of $11.1 million was essentially flat in comparison to the first quarter of 2009.  Loan fees were $570,000 less during the first quarter of 2010, mainly due to 1st Reverse Financial Services, LLC (1st Reverse) which had $556,000 less in loan fees during the period, as the wind-down of this business was completed by the end of 2009.  In addition, we did not sell any securities during the first quarter of 2010, compared to gains of $423,000 during the first quarter of 2009.  Mostly offsetting these decreases was a $668,000 increase in credit/debit card and ATM income reflecting increased bailment fees from Cash Connect.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2010 was $29.6 million compared to $24.4 million for the first quarter of 2009, an increase of $5.3 million, or 22%.  The majority of the increase is due to a non-routine charge related to WSFS’ Cash Connect (ATM services) division in the amount of $4.5 million.  For further discussion on the non-routine charge see Note 13, Noninterest Expenses.  Additionally and partially offsetting this increase, there was a $1.1 million decrease in expenses related to 1st Reverse during the first quarter of 2010.  Excluding these two items, noninterest expenses increased $1.9 million during the first quarter of 2010.  This increase was partly due to additional write-downs on REO of $457,000 compared to the first quarter of 2009 and $438,000 of consulting expense during the first quarter of 2010 related to our Creative Opportunities for Revenues and Expenses (CORE) efficiency program.  The remainder of the increase is due to growth in our banking franchise, including the addition of two new branches and the renovation/relocation of three branches during the past twelve months and the addition of several senior-level Associates during the period to support growth and credit administration.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns.   Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences.  We recorded an income tax benefit of $1.1 million during the three months ended March 31, 2010 compared to an income tax provision of $25,000 for the same period in 2009. The first quarter of 2010 and 2009 included tax benefits of $899,000 and $854,000, respectively, resulting from a decrease in the Company’s income tax reserve due to the expiration of the statue of limitations on certain tax items.  This benefit will not be recognized in future years.  The Company’s effective tax rate, excluding the statue of limitations related benefit, was 31.2% for the three months ended March 31, 2010 and 32.5% during the same period in 2009.

The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income (includes a fifty-percent interest income exclusion on a loan to an Employee Stock Ownership Plan) and Bank-Owned Life Insurance (“BOLI”) income.  These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

           We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing (“ASC 860”) (Formerly SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140). This new standard amends derecognition guidance and eliminates the concept of qualifying special-purpose entities. The new standard was effective on January 1, 2010.  The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). The new standard amends previous guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement was effective January 1, 2010 and we have determined that adoption of the new standard did not have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued an update (Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820, Fair Value Measurements and Disclosures. The update provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements.  Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers.  In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard is effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which is not effective until reporting periods beginning after December 15, 2010.  There was no transfer into or out of Level 1 or Level 2 of the fair value hierarchy in the first quarter of 2010.  Adoption of the not yet adopted section of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In February 2010, the FASB issued an update (Accounting Standards update No. 2010-09, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements) impacting FASB ASC 855, Subsequent Events (“ASC 855”).  This update addresses the conflict of requirements with the SEC’s reporting requirements and clarifies the definition of “revised financial statements.”  Specifically, this update removes the “reviewed through date” disclosure requirements for companies deemed to be an SEC filer.  The adoption of this guidance did not have a material impact on our financial statements.

RECENT LEGISLATION

On November 17, 2009 the Federal Reserve adopted a final ruling regarding Regulation E, otherwise known as Electronic Fund Transfer Act.  This ruling limits our ability to assess fees for overdrafts on ATM or one-time debit transactions without receiving prior consent from our customers who have opted-in to our overdraft service.  This act will become effective on July 1, 2010.

On April 13, 2010 the Board of Directors of the FDIC approved an interim ruling extending the Transaction Account Guarantee (“TAG”) program to December 31, 2010 as well as allow the Board to use its discretion to extend the program to the end of 2011 without additional rulemaking if economic conditions warrant such an extension.   We have chosen to participate in the extension program.

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

Part II.        OTHER INFORMATION

Item 1.        Legal Proceedings

We are not engaged in any legal proceedings of a material nature at March 31, 2010. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

Item 1A.     Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased during the quarter ended March 31, 2010.

Item 3.        Defaults upon Senior Securities

Not applicable

Item 4.        [Reserved]

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

WSFS FINANCIAL CORPORATION

Date:	May 10, 2010	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	May 10, 2010	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer