Form 10-Q
period 2010-06-30
WSFS FINANCIAL CORP
filed 2010-07-30
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2010

Common Stock, par value $.01 per share	7,116,714
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statement of Operations for the Three and Six Months	3
	Ended June 30, 2010 and 2009

	Consolidated Statement of Condition as of June 30, 2010	4
	and December 31, 2009

	Consolidated Statement of Cash Flows for the Six Months Ended	5
	June 30, 2010 and 2009

	Notes to the Consolidated Financial Statements for the Six	6
	Months Ended June 30, 2010 and 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition	26
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II. Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults upon Senior Securities	43

Item 4.	[Reserved]	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures		44

Exhibit 2.1	Stock Purchase Agreement between WSFS Financial Corporation and National Penn Bancshares, Inc. dated as of June 24, 2010

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$31,610	$32,356	$62,833	$63,730
Interest on mortgage-backed securities	9,639	6,948	18,671	14,284
Interest and dividends on investment securities	199	535	502	632
Other interest income	6	—	6	—
	41,454	39,839	82,012	78,646
Interest expense:
Interest on deposits	5,771	7,523	12,065	15,852
Interest on Federal Home Loan Bank advances	4,017	4,804	7,994	10,145
Interest on trust preferred borrowings	348	465	677	1,060
Interest on other borrowings	620	667	1,235	1,318
	10,756	13,459	21,971	28,375
Net interest income	30,698	26,380	60,041	50,271
Provision for loan losses	10,594	11,997	22,004	19,650
Net interest income after provision for loan losses	20,104	14,383	38,037	30,621

Noninterest income:
Credit/debit card and ATM income	4,817	4,049	9,187	7,751
Deposit service charges	4,349	4,276	8,228	8,093
Loan fee income	709	1,354	1,389	2,604
Investment advisory income	612	516	1,216	1,047
Security gains, net	268	887	268	1,310
Mortgage banking activities, net	247	406	499	608
Bank owned life insurance income	219	229	415	439
Other income	1,215	950	2,375	1,916
	12,436	12,667	23,577	23,768
Noninterest expenses:
Salaries, benefits and other compensation	12,111	12,051	24,097	24,382
Loan workout and OREO expenses	2,872	1,721	3,969	2,361
Occupancy expense	2,271	2,355	4,833	4,791
FDIC expenses	1,762	2,903	3,405	4,368
Equipment expense	1,646	1,725	3,114	3,304
Professional fees	1,440	2,082	2,458	2,992
Data processing and operations expenses	1,159	1,157	2,445	2,278
Marketing expense	904	831	1,609	1,558
Non-recurring ATM loss	—	—	4,491	—
Other operating expense	3,574	6,130	6,951	9,295
	27,739	30,955	57,372	55,329

Income before taxes	4,801	(3,905)	4,242	(940)
Income tax provision (benefit)	1,500	(1,589)	427	(1,564)
Net income (loss)	3,301	(2,316)	3,815	624
Dividends on preferred stock and accretion of discount	692	751	1,384	1,264
Net income (loss) allocable to common shareholders	$2,609	$(3,067)	$2,431	$(640)

Earnings (loss) per share:
Basic	$0.37	$(0.50)	$0.34	$(0.10)
Diluted	$0.36	$(0.50)	$0.34	$(0.10)

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets:
Cash and due from banks	$57,664	$55,756
Cash in non-owned ATMs	263,989	264,903
Federal funds sold	-	-
Interest-bearing deposits in other banks	474	1,090
Total cash and cash equivalents	322,127	321,749
Investment securities held-to-maturity	557	709
Investment securities-available-for-sale including reverse mortgages	44,469	44,808
Mortgage-backed securities - available-for-sale	743,470	669,059
Mortgages-backed securities-trading	12,121	12,183
Loans held-for-sale	10,372	8,366
Loans, net of allowance for loan losses of $62,256 at June 30, 2010 and $53,446 at December 31, 2009	2,449,631	2,470,789
Bank owned life insurance	60,669	60,254
Stock in Federal Home Loan Bank of Pittsburgh, at cost	39,305	39,305
Assets acquired through foreclosure	9,428	8,945
Premises and equipment	29,304	36,108
Goodwill	10,870	10,870
Intangible assets	2,501	2,781
Accrued interest receivable and other assets	57,042	62,581

Total assets	$3,791,866	$3,748,507

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$469,518	$431,476
Interest-bearing demand	259,180	265,719
Money market	594,007	550,639
Savings	243,268	224,921
Time	469,114	470,139
Jumbo certificates of deposit – customer	200,834	203,126
Total customer deposits	2,235,921	2,146,020
Other jumbo certificates of deposit	91,915	69,208
Brokered deposits	300,946	346,643
Total deposits	2,628,782	2,561,871

Federal funds purchased and securities sold under agreements to repurchase	100,000	100,000
Federal Home Loan Bank advances	572,072	613,144
Trust preferred borrowings	67,011	67,011
Other borrowed funds	80,782	74,654
Accrued interest payable and other liabilities	28,486	30,027
Total liabilities	3,477,133	3,446,707

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at June 30, 2010 and December 31, 2009	1	1
Common stock $.01 par value, 20,000,000 shares authorized; issued 16,697,283 at June 30, 2010 and 16,660,588 at December 31, 2009	166	166
Capital in excess of par value	167,992	166,627
Accumulated other comprehensive income (loss)	8,818	(2,022)
Retained earnings	386,036	385,308
Treasury stock at cost, 9,580,569 shares at June 30, 2010 and December 31, 2009	(248,280)	(248,280)
Total stockholders’ equity	314,733	301,800
Total liabilities and stockholders’ equity	$3,791,866	$3,748,507

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2010	2009
	(Unaudited)
	(In Thousands)
Operating activities:
Net income	$3,815	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,004	19,650
Depreciation, accretion and amortization	2,973	3,393
Increase in accrued interest receivable and other assets	(5,597)	(4,538)
Non-routine ATM losses	4,491	—
Origination of loans held-for-sale	(54,225)	(53,740)
Proceeds from sales of loans held-for-sale	52,543	43,104
Gain on mortgage banking activity	(499)	(608)
Loss (gain) on mark to market adjustment on trading securities	62	(497)
Securities gain from the sale of MasterCard, Inc. and Visa, Inc. common stock	—	(119)
Gain on sale of investments, net	(330)	(694)
Stock-based compensation expense, net of tax benefit recognized	372	484
Excess tax benefits from share-based payment arrangements	(263)	—
Increase in accrued interest payable and other liabilities	4,994	8,995
Loss on wind-down of 1st Reverse Financial Services, LLC	—	1,589
Loss on sale of assets acquired through foreclosure and valuation adjustments	3,563	1,993
Increase in value of bank-owned life insurance	(415)	(439)
Decrease in capitalized interest, net	76	106
Net cash provided by operating activities	33,564	19,303

Investing activities:
Maturities and calls of investment securities	2,500	18,025
Purchases of investment securities available-for-sale	(2,002)	(16,049)
Sales of mortgage backed securities available-for-sale	45,979	38,646
Repayments of mortgage-backed securities available-for-sale	90,523	75,605
Purchases of mortgage-backed securities available-for-sale	(192,700)	(158,473)
Repayments of reverse mortgages	—	50
Disbursements for reverse mortgages	(97)	(104)
Net increase in loans	(5,872)	(88,002)
Sales of assets acquired through foreclosure, net	926	1,523
Proceeds from the sale of MasterCard, Inc. and Visa, Inc. common stock	—	119
Investment in premises and equipment, net	(2,165)	(3,526)
Net cash used for investing activities	(62,908)	(132,186)

Financing activities:
Net increase in demand and savings deposits	99,346	210,943
Net increase (decrease) in time deposits	19,390	(17,427)
Net (decrease) increase in brokered deposits	(46,109)	21,344
Receipts from federal funds purchased & securities sold under agreement to repurchase	9,245,000	9,247,995
Repayments of federal funds purchased & securities sold under agreement to repurchase	(9,245,000)	(9,222,995)
Receipts from FHLB advances	15,593,383	17,615,421
Repayments of FHLB advances	(15,634,455)	(17,794,606)
Proceeds from issuance of unsecured bank debt	—	30,000
Dividends paid	(3,016)	(2,301)
Proceeds from issuance of preferred stock	—	52,625
Issuance of common stock and exercise of common stock options	920	454
Excess tax benefits from share-based payment arrangements	263	—
Net cash provided by financing activities	29,722	141,453
Increase in cash and cash equivalents	378	28,570
Cash and cash equivalents at beginning of period	321,749	248,558
Cash and cash equivalents at end of period	$322,127	$277,128

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$17,660	$22,919
Cash paid for income taxes, net	4,659	971
Loans transferred to assets acquired through foreclosure	4,972	6,683
Net change in other comprehensive income	10,840	3,744
Settlement of pending sale of premises and equipment	6,515	—

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services.  In addition, we offer a variety of wealth management and trust services through WSFS Trust and Wealth Management.  Lending activities are funded primarily with customer deposits and borrowings.  The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum.  We serve our customers primarily from our 40 banking offices located in Delaware (35), Pennsylvania (4) and Virginia (1) and through our website at www.wsfsbank.com.

Although our current estimates contemplate current economic conditions and how we expect them to change in the future, it is reasonably possible that, in 2010, actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, goodwill, intangible assets, post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and increases of allowances for loan losses and lending related commitments as well as increased post-retirement expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the SEC’s Regulation S-X.  Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 (formerly SFAS No. 123R, Share-Based Payment).  We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Company and its subsidiaries.  After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”).  No future awards may be granted under the 1997 Plan.  The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted.  The number of shares reserved for issuance under the 2005 Plan is 1,197,000.  At June 30, 2010, there were 402,669 shares available for future grants under the 2005 Plan.

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

We announced in 2007, that our Executive Committee of the Board of Directors adopted an administrative policy related to the future award of stock options under the 2005 Plan. The Executive Committee’s policy provided that any change to the policy would only be made following the approval by our stockholders. At the 2010 Annual Meeting of Shareholders, a proposal was approved to increase the maximum life of stock options and stock appreciation rights from five years to seven years.

A summary of the status of our Stock Incentive Plans at June 30, 2010 and June 30, 2009, respectively, and changes during the quarters then ended is presented below:

	June 30, 2010		June 30, 2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	736,576	$43.06	755,388	$42.56
Granted	200	43.71	1,500	26.23
Exercised	(19,690)	13.27	0	0.00
Forfeited or canceled	0	0.00	0	0.00
Outstanding at end of period	717,086	43.88	756,888	42.52

Exercisable at end of period	526,015	$44.79	476,469	$39.95

Weighted-average fair value of stock options granted	$ 16.98		$ 7.69

On April 1, 2010, 544,912 stock options were exercisable with an intrinsic value of $3.0 million.  In addition, at April 1, 2010, there were 191,664 nonvested options with a grant date fair value of $9.23 per option.  During the second quarter of 2010, 793 options vested with an intrinsic value of $4,000, and a grant date fair value of $10.88 per option.  Also during the quarter, 19,690 options were exercised with an intrinsic value of $556,000.  There were 526,015 exercisable options remaining at June 30, 2010, with an intrinsic value of $2.5 million and a remaining contractual term of 2.2 years.  At June 30, 2010 there were 717,086 stock options outstanding with an intrinsic value of $3.4 million and a remaining contractual term of 2.5 years.  During the second quarter of 2009, no options were exercised and 852 options vested with a grant date fair value of $12.44 per option.

A summary of the status of our Stock Incentive Plans at June 30, 2010 and June 30, 2009, respectively and changes during the six months then ended is presented below:

	June 30, 2010		June 30, 2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	733,468	$42.95	675,887	$44.98
Granted	26,289	30.56	83,921	23.23
Exercised	(36,551)	13.67	0	0.00
Forfeited or canceled	(6,120)	54.93	(2,920)	59.26
Outstanding at end of period	717,086	43.88	756,888	42.52

Exercisable at end of period	526,015	$44.79	476,469	$39.95

Weighted-average fair value of stock options granted	$ 9.22		$ 5.42

Beginning January 1, 2010, 541,910 stock options were exercisable.  During the six months ended June 30, 2010, 24,994 options vested with a $261,000 intrinsic value, and a weighted-average grant date fair value of $6.78 per option.  Also during the first six months of 2010, 36,551 options were exercised with an intrinsic value of $907,000.  During the first six months of 2009, no options were exercised and 4,476 options vested with a weighted-average grant date fair value of $13.61 per option.

The total amount of compensation cost related to non-vested stock options as of June 30, 2010 was $931,000.  The weighted-average period over which they are expected to be recognized is 2.1 years. We issue new shares upon the exercise of options.

The Black-Scholes and other option-pricing models assume that options are freely tradable and immediately vested.  Since options are not transferable, have vesting provisions, and are subject to trading blackout periods imposed by us, the value calculated by the Black-Scholes model may significantly overstate the true economic value of the options.

During the second quarter of 2010, we granted 200 options with a five-year life and a four-year vesting period.  The Black-Scholes option-pricing model was used to determine the grant date fair value of options.  Significant assumptions used in the model included a weighted-average risk-free rate of return of 1.9% in 2010; an expected option life of three and three-quarter years; and an expected stock price volatility of 54.4% in 2010.  For the purposes of this option-pricing model, a dividend yield of 1.1% was assumed.  During the first six months of 2010, we granted 26,289 options with a five-year life and a four-year vesting period.  The Black-Scholes option-pricing model was used to determine the grant date fair value of options.  Significant assumptions used in the model included a weighted-average risk-free rate of return of 1.8% in 2010; an expected option life of three and three-quarter years; and an expected stock price volatility of 43.4% in 2010.  For the purposes of this option-pricing model, a dividend yield of 1.6% was assumed.

During the second quarter of 2010, we issued 59 restricted stock units.  During the first six months of 2010, we issued 5,761 restricted stock units and awards.  These awards generally vest over a four to five year period.  In addition, for these stock awards made to certain executive officers, there are additional vesting limitations.  Under these additional limitations;  25% of the awards will become transferrable at the time of repayment of at least 25% of the aggregate financial assistance received by the Company under the Emergency Economic Stabilization Act of 2008 (“EESA”); an additional 25% of the shares granted (for an aggregate total of 50% of the shares transferrable) at the time of repayment of at least 50% of the aggregate financial assistance received by the Company under EESA; an additional 25% of the shares granted (for an aggregate total of 75% of the shares transferrable) at the time of repayment of at least 75% of the aggregate financial assistance received by the Company under EESA.  The remainder of the shares will vest following the time of repayment of 100% of the aggregate financial assistance received by the Company under EESA.  If the date specified has not occurred by the tenth anniversary of the grant date, the grantee will forfeit all of the restricted shares.

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

The Long-Term Performance-Based Restricted Stock Unit program (“Long-Term Program”) will award up to an aggregate of 109,200 shares of WSFS stock to seventeen participants, only after the achievement of targeted levels of return on assets (“ROA”).  Under the terms of the plan, if an annual ROA performance level of 1.20% is achieved, up to 54,900 shares will be awarded.  If an annual ROA performance level of 1.35% is achieved, up to 76,100 shares will be awarded.  If an annual ROA performance level of 1.50% or greater is achieved, up to 109,200 shares will be awarded.  If these targets are achieved in any year up until 2011, the awarded stock will vest in 25% increments over four years.  In addition, if a performance level is achieved and there are insufficient shares available for grant, then we would have the option of granting the available shares with the remainder being paid in cash.  We did not recognize any compensation expense related to this program in the first six months of 2010.  Compensation expense for the Long-Term Program was based on the closing stock price as of May 28, 2009 and will begin to be recognized once the achievement of target performance is considered probable.

The impact of stock-based compensation for the three months ended June 30, 2010 was $273,000 pre-tax ($213,000 after tax) or $0.03 per share, to salaries, benefits and other compensation.  This compares to $356,000 pre-tax ($273,000 after tax) or $0.04 per share for the three months ended June 30, 2009.  The impact of stock-based compensation for the six months ended June 30, 2010 was $642,000 pre-tax ($500,000 after tax) or $0.07 per share, to salaries, benefits and other compensation.  This compares to $801,000 pre-tax ($639,000 after tax) or $0.10 per share for the six months ended June 30, 2009.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In Thousands, Except per Share Data)
Numerator:
Net income (loss) allocable to common stockholders	$2,609	$(3,067)	$2,431	$(640)

Denominator:
Denominator for basic earnings per share — weighted average shares	$7,107	$6,191	$7,096	$6,182
Effect of dilutive employee stock options	152	—	125	—
Denominator for diluted earnings per share — adjusted weighted
average shares and assumed exercise	$7,259	$6,191	$7,221	$6,182
Basic:
Net income (loss) available to common shareholders	$0.37	$(0.50)	$0.34	$(0.10)
Diluted:
Net income (loss) available to common shareholders	$0.36	$(0.50)	$0.34	$(0.10)
Outstanding common stock equivalents having no dilutive effect	616	763	637	761

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities held-to-maturity and securities available-for-sale (which includes reverse mortgages):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Available-for-sale securities:

June 30, 2010:
Reverse mortgages	$(509)	$—	$—	$(509)
U.S. Government and agencies	40,613	695	—	41,308
State and political subdivisions	3,590	82	(2)	3,670
	$43,694	$777	$(2)	$44,469

December 31, 2009
Reverse mortgages	$(530)	$—	$—	$(530)
U.S. Government and agencies	40,695	652	(35)	41,312
State and political subdivisions	3,935	91	—	4,026
	$44,100	$743	$(35)	$44,808

Held-to-maturity:

June 30, 2010:
State and political subdivisions	$557	$—	$(15)	$542
	$557	$—	$(15)	$542

December 31, 2009:
State and political subdivisions	$709	$—	$(38)	$671
	$709	$—	$(38)	$671

Securities with fair values aggregating $41.3 million at June 30, 2010 were specifically pledged as collateral for WSFS’ Treasury Tax and Loan account with the Federal Reserve Bank, securities sold under agreement to repurchase, certain letters of credit and municipal deposits which require collateral. Accrued interest receivable relating to investment securities was $336,000 and $352,000 at June 30, 2010 and December 31, 2009, respectively.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at June 30, 2010 and December 31, 2009 were as follows:

	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
June 30, 2010
Within one year (1)	$340	$340	$19,866	$20,140
After one year but within five years	—	—	23,708	24,204
After five years but within ten years	—	—	120	125
After ten years	217	202	—	—
	$557	$542	$43,694	$44,469
December 31, 2009
Within one year (1)	$340	$340	$10,864	$11,068
After one year but within five years	—	—	32,986	33,485
After five years but within ten years	—	—	250	255
After ten years	369	331	—	—
	$709	$671	$44,100	$44,808

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

There were no sales of investment securities classified as available-for-sale during 2010 or 2009. As a result, there were no net gains/losses realized during 2010 or 2009.  Investment securities totaling $2.5 million and $18.0 million matured or were called by their issuers during the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, we owned investment securities totaling $333,000 where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $17,000 at June 30, 2010. This temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Securities amounting to $110,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. The investment portfolio is reviewed each quarter for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and new-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.  We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis (which may be at maturity).

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$110	$15	$110	$15

Available-for-sale
State and political subdivisions	223	2	—	—	223	2
U.S Government and agencies	—	—	—	—	—	—

Total temporarily impaired investments	$223	$2	$110	$15	$333	$17

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$242	$38	$242	$38

Available-for-sale
State and political subdivisions	—	—	—	—	—	—
U.S Government and agencies	2,985	35	—	—	2,985	35

Total temporarily impaired investments	$2,985	$35	$242	$38	$3,227	$73

4. MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of our mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

June 30, 2010:
Collateralized mortgage obligations (1)	$600,027	$11,622	$(2,753)	$608,896
FNMA	45,485	2,021	—	47,506
FHLMC	39,496	1,632	—	41,128
GNMA	44,280	1,660	—	45,940
	$729,288	$16,935	$(2,753)	$743,470
Weighted average yield	5.05%

December 31, 2009:
Collateralized mortgage obligations (1)	$519,527	$5,368	$(10,383)	$514,512
FNMA	61,603	813	(454)	61,962
FHLMC	44,536	561	(83)	45,014
GNMA	46,629	1,129	(187)	47,571
	$672,295	$7,871	$(11,107)	$669,059
Weighted average yield	5.00%

Trading securities:

June 30, 2010:
Collateralized mortgage obligations	$12,121	$—	$—	$12,121
	$12,121	$—	$—	$12,121
Weighted average yield	3.35%

December 31, 2009:
Collateralized mortgage obligations	$12,183	$—	$—	$12,183
	$12,183	$—	$—	$12,183
Weighted average yield	3.74%

(1)  Includes Agency CMO’s classified as available-for-sale.

The portfolio of available-for-sale mortgage-backed securities (“MBS”) is comprised of 190 securities with a book value of $729.3 million including both Agency ($271.5 million) and non-Agency securities ($457.8 million).  All securities were AAA-rated at the time of purchase; $76.8 million are now rated below AAA.  Downgraded securities were evaluated at June 30, 2010.  The result of this evaluation showed no other-than-temporary impairment as of June 30, 2010.  An evaluation of downgraded securities at December 31, 2009 showed one security ($2.6 million) had an other-than-temporary impairment which resulted in an earnings charge of $86,000 or 9 basis points of downgraded securities and only 1 basis point of the total mortgage-backed securities portfolio.  The $86,000 of other-than-temporary impairment loss recognized during the fourth quarter of 2009 represents our only other-than-temporary impairment charge since the start of this credit cycle in 2008.  The weighted average duration of the mortgage-backed securities was 2.4 years at June 30, 2010.

Accrued interest receivable relating to mortgage-backed securities was $3.0 million at June 30, 2010 and $2.8 million at December 31, 2009.  At June 30, 2010, mortgage-backed securities with fair values aggregating $355.2 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. From time to time, mortgage-backed securities are also pledged as collateral for Federal Home Loan Bank (“FHLB”) borrowings and other obligations.  The fair value of these FHLB-pledged mortgage-backed securities at June 30, 2010 was $106.8 million.

During the first six months of 2010, as part our portfolio management, there were proceeds from the sales of mortgage-backed securities available-for-sale of $46.0 million with net securities gains of $330,000.  These sales were primarily in late part of the second quarter to take advantage of significant improved pricing in the market.  The cost basis of all mortgage-backed securities sales is based on the specific identification method.  During the first six months of 2009, proceeds from the sale of mortgage-backed securities available-for-sale were $38.6 million, resulting in a net gain of $694,000.  In addition, and also part of our portfolio management we purchased $192.7 million of mortgage-backed securities primarily during the first quarter of 2010.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At June 30, 2010, we owned mortgage-backed securities totaling $104.6 million where the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $2.8 million at June 30, 2010. This temporary impairment is the result of changes in market interest rates, a lack of liquidity in the mortgage-backed securities market and the reduction in credit ratings of 24 out of 109 bonds in the non-agency mortgage-backed security portfolio.  Most of these securities have been impaired for twelve months or longer. We have determined that these securities are not other-than-temporarily impaired. Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage.  In addition, we do not have the intent to sell, nor is it more likely-than not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our mortgage-backed securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(In Thousands)
Available-for-sale
CMO	$44,225	$124	$60,419	$2,629	$104,644	$2,753
FNMA	—	—	—	—	—	—
FHLMC	—	—	—	—	—	—
GNMA	—	—	—	—	—	—

Total temporarily impaired MBS	$44,225	$124	$60,419	$2,629	$104,644	$2,753

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

We own $12.4 million par value of SASCO RM-1 2002 reverse mortgage MBS which are classified as trading, of which $1.4 million is accrued interest paid in kind.  We expect to recover all principal and interest due to seasoning and excess collateral.  Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) (Formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading. It was our intent to sell them in the near term. We have used the guidance under ASC 320 to provide a reasonable estimate of fair value at June 30, 2010 and December 31, 2009.  We estimated the fair value of these securities as of June 30, 2010 based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach.

5.   IMPAIRED LOANS

Loans for which it is probable we will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of FASB ASC 310, Receivables (Formerly SFAS No. 114, Accounting for Creditors for Impairment of a Loan).  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.

We had impaired loans (for which ASC 310 applied) of approximately $76.4 million at June 30, 2010 compared to $73.2 million at December 31, 2009. The average recorded balance of aggregate impaired loans was $73.7 million for the six months ended June 30, 2010 and $62.2 million for the year-ended December 31, 2009. The specific allowance for losses on these impaired loans was $15.0 million at June 30, 2010 compared to $11.8 million at December 31, 2009.   The specific reserve at June 30, 2010 was associated with $46.8 million of total impaired loans.  The remaining $29.6 million of impaired loans had no related specific reserve as collateral is more than sufficient to cover our loan balance or because of previous charge-offs.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses.  Losses are recognized in the period an obligation becomes uncollectible.

6. COMPREHENSIVE INCOME (LOSS)

The following schedule reconciles net income (loss) to total comprehensive income:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In Thousands)

Net income (loss)	$3,301	$(2,316)	$3,815	$624

Other Comprehensive Income (Loss):
Unrealized holding gains on securities
available-for-sale arising during the period	9,211	158	17,484	6,727
Tax expense	(3,500)	(60)	(6,644)	(2,556)
Net of tax amount	5,711	98	10,840	4,171

Reclassification adjustment for gains included in net income	(330)	(141)	(330)	(688)
Tax expense	125	54	125	261
Net of tax amount	(205)	(87)	(205)	(427)
Total comprehensive income (loss)	$8,807	$(2,305)	$14,450	$4,368

7. TAXES ON INCOME

We account for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”) (Formerly SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty In Income Taxes, an Interpretation of FASB Statement 109).  ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have assessed valuation allowances on the deferred income taxes due to, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Financial Statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations.

The total amount of unrecognized tax benefits as of June 30, 2010 and December 31, 2009 were $1.0 million and $1.9 million, respectively, of which $500,000 would have affected our June 30, 2010 effective tax rate if recognized. As of June 30, 2010 and December 31, 2009, the total amount of accrued interest included in such unrecognized tax benefits was $43,000 and $372,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense. The decrease in the unrecognized tax benefits was primarily due to the expiration of a statute of limitations.

While our Federal and State tax years 2006 through 2009 remain subject to examination as of June 30, 2010, the Internal Revenue Service (“IRS”) completed its examination of our 2004 through 2006 Federal tax returns during the quarter ended June 30, 2008. During 2008 we successfully completed the IRS appeal process and during the quarter ended March 31, 2009 we recovered $863,000 of taxes plus $275,000 of interest that were previously assessed during the audit phase.

During 2007, we donated a N.C. Wyeth mural which was previously displayed in our former headquarters. The estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements during 2007. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the IRS. The IRS is still in the process of evaluating this tax deduction.

8.  SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments.  There is one segment for WSFS Bank (including WSFS Investment Group, Inc.), Cash Connect, (the ATM division of WSFS), and Trust and Wealth Management (including Montchanin).  During 2009 we reported the results of 1st Reverse (the national reverse mortgage subsidiary of WSFS) as a separate segment, consistent with the guidance promulgated in ASC 280.  However, we completed a wind-down of 1st Reverse’s operation during the latter part of 2009 and have no results to report as an operating segment in 2010.  The three and six months ended June 30, 2009, includes a $1.6 million pre-tax charge related to 1st Reverse, which includes the write-off of all related goodwill and intangibles, uncollectable receivables and our remaining investment in this subsidiary.

The WSFS Bank segment provides financial products to commercial and retail customers through its 40 banking offices located in Delaware (35), Pennsylvania (4) and Virginia (1).  Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units including WSFS Investment Group, Inc. are operating departments of WSFS.  These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank.  Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment of the Company in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry.  The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The Wealth Management column is comprised of the WSFS Trust & Wealth Management division and Montchanin.  The WSFS Trust and Wealth Management division was established in response to our commercial customers’ demand for the same high level service in their investment relationships that they enjoy as banking customers of WSFS Bank.  Montchanin provides asset management products and services to customers in the Bank’s primary market area through its one consolidated, wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). Cypress is a Wilmington-based Registered Investment Advisory firm serving high net-worth individuals and institutions.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segments and assessment of the performance of the segments, and for which discrete financial information is available.  We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results.  The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three and six months ended June 30, 2010 and 2009 follows:

For the Three Months Ended June 30, 2010

	WSFS	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$41,454	$—	$—	$41,454
Noninterest income	8,425	3,321	690	12,436
Total external customer revenues	49,879	3,321	690	53,890

Inter-segment revenues:
Interest income	225	—	—	225
Noninterest income	699	203	—	902
Total inter-segment revenues	924	203	—	1,127

Total revenue	50,803	3,524	690	55,017

External expenses:
Interest expense	10,756	—	—	10,756
Noninterest expenses	25,449	1,407	883	27,739
Provision for loan loss	10,594	—	—	10,594
Total external expenses	46,799	1,407	883	49,089

Inter-segment expenses
Interest expense	—	225	—	225
Noninterest expenses	203	367	332	902
Total inter-segment expenses	203	592	332	1,127

Total expenses	47,002	1,999	1,215	50,216

Income (loss) before taxes	$3,801	$1,525	$(525)	$4,801

Income tax provision				1,500
Consolidated net income				$3,301

Cash and cash equivalents	$57,073	$263,989	$1,065	$322,127
Other segment assets	3,454,067	14,871	801	3,469,739

Total segment assets	$3,511,140	$278,860	$1,866	$3,791,866

Capital expenditures	$1,427	$4	$—	$1,431

For the Three Months Ended June 30, 2009

	WSFS	Cash Connect	1st Reverse	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$39,839	$—	$—	$—	$39,839
Noninterest income	8,570	2,855	654	588	12,667
Total external customer revenues	48,409	2,855	654	588	52,506

Inter-segment revenues:
Interest income	162	—	—	—	162
Noninterest income	1,071	98	—	—	1,169
Total inter-segment revenues	1,233	98	—	—	1,331

Total revenue	49,642	2,953	654	588	53,837

External expenses:
Interest expense	13,459	—	—	—	13,459
Noninterest expenses	26,484	1,272	2,332	867	30,955
Provision for loan loss	11,997	—	—	—	11,997
Total external expenses	51,940	1,272	2,332	867	56,411

Inter-segment expenses
Interest expense	—	162	—	—	162
Noninterest expenses	285	253	63	568	1,169
Total inter-segment expenses	285	415	63	568	1,331

Total expenses	52,225	1,687	2,395	1,435	57,742

(Loss) income before taxes	$(2,583)	$1,266	$(1,741)	$(847)	$(3,905)

Income tax benefit					(1,589)
Consolidated net loss					$(2,316)

Cash and cash equivalents	$74,602	$201,844	$—	$682	$277,128
Other segment assets	3,293,523	15,967	—	1,298	3,310,788

Total segment assets	$3,368,125	$217,811	$—	$1,980	$3,587,916

Capital expenditures	$2,524	$138	$—	$2	$2,664

For the Six Months Ended June 30, 2010

	WSFS	Cash Connect	Trust & Wealth Management		Total
	(In Thousands)
External customer revenues:
Interest income	$82,012	$—		$—	$82,012
Noninterest income	15,622	6,460		1,495	23,577
Total external customer revenues	97,634	6,460		1,495	105,589

Inter-segment revenues:
Interest income	447	—		—	447
Noninterest income	1,429	375		—	1,804
Total inter-segment revenues	1,876	375		—	2,251

Total revenue	99,510	6,835		1,495	107,840

External expenses:
Interest expense	21,971	—		—	21,971
Noninterest expenses	48,554	7,113		1,705	57,372
Provision for loan loss	22,004	—		—	22,004
Total external expenses	92,529	7,113		1,705	101,347

Inter-segment expenses
Interest expense	—	447		—	447
Noninterest expenses	375	733		696	1,804
Total inter-segment expenses	375	1,180		696	2,251

Total expenses	92,904	8,293		2,401	103,598

Income (loss) before taxes	$6,606	$(1,458)		$(906)	$4,242

Income tax provision					427
Consolidated net income					$3,815

Cash and cash equivalents	$57,073	$263,989		$1,065	$322,127
Other segment assets	3,454,067	14,871		801	3,469,739

Total segment assets	$3,511,140	$278,860		$1,866	$3,791,866

Capital expenditures	$3,070	$7	$	―	$3,077

For the Six Months Ended June 30, 2009

	WSFS	Cash Connect	1st Reverse	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$78,646	$—	$—	$—	$78,646
Noninterest income	15,916	5,632	1,210	1,010	23,768
Total external customer revenues	94,562	5,632	1,210	1,010	102,414

Inter-segment revenues:
Interest income	327	—	—	—	327
Noninterest income	1,796	169	—	—	1,965
Total inter-segment revenues	2,123	169	—	—	2,292

Total revenue	96,685	5,801	1,210	1,010	104,706

External expenses:
Interest expense	28,375	—	—	—	28,375
Noninterest expenses	47,993	2,346	3,401	1,589	55,329
Provision for loan loss	19,650	—	—	—	19,650
Total external expenses	96,018	2,346	3,401	1,589	103,354

Inter-segment expenses
Interest expense	—	318	9	—	327
Noninterest expenses	397	440	126	1,002	1,965
Total inter-segment expenses	397	758	135	1,002	2,292

Total expenses	96,415	3,104	3,536	2,591	105,646

Income (loss) before taxes	$270	$2,697	$(2,326)	$(1,581)	$(940)

Income tax benefit					(1,564)
Consolidated net income					$624

Cash and cash equivalents	$74,602	$201,844	$—	$682	$277,128
Other segment assets	3,293,523	15,967	—	1,298	3,310,788

Total segment assets	$3,368,125	$217,811	$—	$1,980	$3,587,916

Capital expenditures	$4,401	$138	$—	$13	$4,552

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

Loans:  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of impaired loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available.  This technique does not contemplate an exit price.

Bank-Owned Life Insurance:  The estimated fair value approximates the book value for this investment.

Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be essentially equal to its cost.  We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value.  As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on FHLB, the FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  The FHLB is rated AAA and its rating is likely to remain unchanged based on expectations that the FHLB has a very high degree of government support and was in compliance with all regulatory capital requirements as of June 30, 2010.  Based on the above, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of June 30, 2010.

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

The book value and estimated fair value of our financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$322,127	$322,127	$321,749	$321,749
Investment securities (HTM and AFS)	45,026	45,011	45,517	45,479
Mortgage-backed securities (AFS and Trading)	755,591	755,591	681,242	681,242
Loans, net	2,460,003	2,475,222	2,479,155	2,487,129
Bank-owned life insurance	60,669	60,669	60,254	60,254
Stock in Federal Home Loan Bank of Pittsburgh	39,305	39,305	39,305	39,305
Accrued interest receivable	11,948	11,948	12,407	12,407

Financial liabilities:
Deposits	2,628,782	2,639,148	2,561,871	2,572,418
Borrowed funds	819,865	813,978	854,809	858,896
Accrued interest payable	8,551	8,551	4,240	4,240

The estimated fair value of our off-balance sheet financial instruments is as follows:

	June 30, 2010	December 31, 2009
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$3,816	$5,071
Standby letters of credit	165	317

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of June 30, 2010 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$608,896	$—	$608,896
FNMA	—	47,506	—	47,506
FHLMC	—	41,128	—	41,128
GNMA	—	45,940	—	45,940
U.S. Government and agencies	—	41,308	—	41,308
State and political subdivisions	—	3,670	—	3,670
Reverse mortgages	—	—	(509)	(509)
Trading Securities	—	—	12,121	12,121
Total assets measured at fair value on a recurring basis	—	788,448	11,612	800,060
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired Loans	—	61,355	—	61,355
Total assets measured at fair value on a nonrecurring basis	$—	$61,355	$—	$61,355

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

Available for sale securities. As of June 30, 2010, securities classified as available for sale are reported at fair value using Level 2 inputs.  Included in the Level 2 total are approximately $41.3 million in Federal Agency debentures, $281.3 million in Federal Agency MBS, $462.1 million of private label MBS, and $3.7 million in municipal bonds.  Agency and MBS securities are predominately AAA-rated.  We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as our fixed income securities are not exchange traded, and all are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Reverse Mortgages.  The amount of our investment in reverse mortgages represents the estimated fair value of future cash flows of the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral.  The projected cash flows depend on assumptions about life expectancy of the mortgagee and the future changes in collateral values.  Due to the significant amount of management judgment and the unobservable input calculations, these reverse mortgages have been classified as Level 3.

The changes in Level 3 assets measured at fair value are summarized as follows:

	Trading	Reverse	Total
	Securities	Mortgages
		(In Thousands)

Balance at December 31, 2008	$10,816	$ (61)	$ 10,755
Total net income (losses) for the period included in net income	1,367	(464)	903
Purchases, sales, issuances, and settlements, net	—	(5)	(5)
Balance at December 31, 2009	12,183	(530)	11,653
Total net losses for the period included in net income	(62)	(76)	(138)
Purchases, sales, issuances, and settlements, net	—	97	97
Balance at June 30, 2010	$12,121	$ (509)	$ 11,612

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross amount of $76.4 million and $73.2 million at June 30, 2010 and December 31, 2009, respectively.  The valuation allowance on impaired loans was $15.0 million, as of June 30, 2010 and $11.8 million as of December 31, 2009.

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

At June 30, 2010 there were fifty variable-rate swap transactions between the third party financial institutions and our customers, compared to forty-four at December 31, 2009.  The initial notional amount aggregated approximately $215.4 million at June 30, 2010 compared with $209.6 million at December 31, 2009.  At June 30, 2010 maturities ranged from approximately four months to twelve years.  The aggregate market value of these swaps to the customers was a liability of $20.5 million at June 30, 2010 and $12.6 million at December 31, 2009.  At June 30, 2010 all of the swap transactions were in a paying position to third-party financial institutions.

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

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2010	2009	2010	2009

Service cost	$ 43	$ 40	$ 85	$ 80
Interest cost	38	35	76	70
Amortization of transition obligation	15	15	30	30
Net loss recognition	3	5	6	9
Net periodic benefit cost	$ 99	$ 95	$ 197	$ 189

13.  NONINTEREST EXPENSES

During the six months ended June 30, 2010, the Company recorded a $4.5 million non-routine charge, as follows:

On February 19, 2010, WSFS reported in a regulatory filing that an executive of an armored car company that served as a vendor for several of Cash Connect’s customers (the “Courier”), engaged in embezzlement.  In the first quarter of 2010, the Company recorded a $4.5 million loss related to funds not immediately recoverable by Cash Connect.  A full recovery of this amount is expected to be recorded in the third quarter.  For further discussion see Note 15 Subsequent Events.  This charge is included in noninterest expenses in the Consolidated Statement of Operations for the six months ended June 30, 2010.

During the six months ended June 30, 2009, we incurred $5.7 million of charges we consider to be non-routine.  These charges are included in noninterest expenses in the Consolidated Statement of Operations and include the following:

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

•
A $1.5 million charge related to the previously disclosed fraudulent wire transfer activity affecting the accounts of two customers ($1.3 million reflected in other operating expense and $201,000 reflected in Professional fees).

•	A $953,000 expense related to due diligence on an acquisition prospect in which discussions were terminated (reflected in Professional fees).

14.  STOCK AND COMMON STOCK WARRANTS

The Company entered into a purchase agreement with the U.S. Treasury on January 23, 2009, pursuant to which the Company issued and sold 52,625 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of the Company’s common stock at an exercise price of $45.08 per share. The Company is paying the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year. The Company has declared and paid $1.3 million in preferred stock dividends during the six months ended June 30, 2010.

The Company allocated total proceeds of $52.6 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000, respectively, on January 23, 2009. The preferred stock discount will be accreted, on an effective yield method, to preferred stock over five years. The Company has accreted a total of $69,000 during the six months ended June 30, 2010 relating to the discount on preferred stock.

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

15.  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and has identified a subsequent event requiring disclosure.

On July 23, 2010, we were advised that we would recover all of our funds that were involved in the previously reported incident of alleged fraud and theft by an executive of a New York armored car company.

As previously disclosed, on February 9, 2010, we were advised that an executive of an armored car company based in Mount Vernon, New York, was arrested and charged with fraud and theft in connection with an ATM vault cash program.  This same armored car company also served as an armored carrier for several customers of Cash Connect, a division of the Bank that also provides ATM vault cash services.  In our March 31, 2010 Form 10-Q, we reported a loss of $4.5 million related to funds not immediately recoverable by Cash Connect.

Recent events have allowed management to conclude that recovery of the loss is probable and expects that proceeds will be received in early August and therefore a full recovery will be recorded in the third quarter of 2010.

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

We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services.  In addition, we offer a variety of wealth management and personal trust services through WSFS Trust and Wealth Management.  Lending activities are funded primarily with retail deposits and borrowings.  The Federal Deposit insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum.  We serve our customers primarily from our 40 banking offices located in Delaware (35), Pennsylvania (4), and Virginia (1) and through our website at www.wsfsbank.com.

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities through the Bank’s retail banking system.

Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based Registered Investment Advisory firm serving high net-worth individuals and institutions.  Cypress had approximately $464 million in assets under management at June 30, 2010.

On June 24, 2010, we entered into a Stock Purchase Agreement with National Penn Bancshares, Inc. (“National Penn”) pursuant to which we will purchase all of the issued and outstanding shares of Christiana Bank & Trust Company (“CBT”), a Delaware banking corporation and wholly owned subsidiary of National Penn for a total purchase price of $34.5 million in cash.  As a result of the transaction, we estimate we will acquire approximately $161 million in deposits, approximately $115 million in performing loans and approximately $6 billion in trust assets under administration or management.  Completion of the transaction is subject to the receipt of all required regulatory approvals and certain other standard closing conditions.  Immediately after the closing of the stock purchase, CBT will be merged with and into WSFS Bank.  We anticipate that the closing will occur in the fourth quarter of 2010.

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

The following are critical accounting policies that involve more significant judgments and estimates:

Allowance for Loan Losses

We maintain allowances for loan losses and charge losses to these allowances when realized. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of probable loan losses related to specifically identified loans as well as the inherent risk of loss for those in the remaining loan portfolio. Our evaluation is based upon a continuing review of the portfolio, with consideration given to evaluations resulting from examinations performed by regulatory authorities.

Contingencies (Including Indemnifications)

In the ordinary course of business we are subject to legal actions, which involve claims for monetary relief. Based upon information presently available to us and our counsel, it is our opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on our financial condition and results of operations.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We continually assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  No valuation allowance is required as of June 30, 2010 and December 31, 2009.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment.  As of June 30, 2010, goodwill totaled $10.9 million, the majority of which is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008.  In addition, amortizing intangibles totaled $2.5 million as of June 30, 2010.

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

As of June 30, 2010, goodwill and other intangible assets were not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $43.4 million, or 1%, during the six months ended June 30, 2010.  This increase was primarily due to mortgage-backed securities which increased $74.3 million, or 11%. Offsetting this increase was a decrease in total loans of $19.2 million, or less than 1%. The decrease in loans was mainly attributable to residential mortgage loans which decreased $13.6 million from December 31, 2009, which was mainly the result of loan sales totaling $35.9 million during the six months ended June 30, 2010. Offsetting the decrease in residential loans was an increase in commercial and commercial real estate loans of $10.1 million due to the addition of new customer relationships, despite continued intentional decline in construction and land development loans (“CLD”) of $39.9 million.

Total liabilities increased $30.4 million, or 1%, between December 31, 2009 and June 30, 2010 to $3.5 billion.  This increase was mainly due to an $89.9 million, or 4% increase in customer deposits, as well as an increase in other jumbo certificates of deposit of $22.7 million, or 33%. The increases in customer deposits improved our funding mix as deposit growth reduced our use of wholesale funding, which resulted in a decrease in Federal Home Loan Bank (“FHLB”) advances of $41.1 million, or 7%. Finally, brokered deposits decreased by $45.7 million, or 13%.

Capital Resources

Stockholders’ equity increased $12.9 million between December 31, 2009 and June 30, 2010.  This increase was mainly due to a $10.8 million increase of the fair value of securities available-for-sale taken through other comprehensive income.  Also contributing to the increase was net income of $3.8 million as well as an increase of $1.1 million related to equity based incentive plans.  Partially offsetting these increases was the payment of common and preferred dividends of $1.7 million and $1.3 million, respectively, during the six months ended June 30, 2010.  At June 30, 2010, the Bank was in compliance with regulatory capital requirements and is considered a “well-capitalized” institution. Additionally, the Company holds $29 million of funds which support its cash needs and can be contributed as capital to the Bank to support its balance sheet and growth.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of June 30, 2010 (dollars in thousands):

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$364,417	12.51%	$233,031	8.00%	$291,288	10.00%
Core Capital (to Adjusted Total Assets)	327,873	8.69	151,000	4.00	188,750	5.00
Tangible Capital (to Tangible Assets)	327,873	8.69	56,625	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	327,873	11.26	116,515	4.00	174,773	6.00

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

During the six months ended June 30, 2010, cash and cash equivalents increased $378,000 to $322.1 million.  The increase was a result of the following: a $99.3 million increase in cash provided through increases in demand and savings deposits; repayments on mortgage-backed securities available-for-sale of $90.5 million; the sale of mortgage-backed securities available-for-sale of $46.0 million; an increase in cash of $33.6 million provided by operating activities; and an increase of $19.4 million in time deposits.  Offsetting these increases in cash were purchases of mortgage-backed securities available-for-sale which used cash of $192.7 million and a decrease in brokered deposits which resulted in the use of $46.1 million in cash.  Repayments of net borrowings from the FHLB decreased cash by $41.1 million during the six months ended June 30, 2010.

NONPERFORMING ASSETS

The following table shows our nonperforming assets and past due loans at the dates indicated. Nonperforming assets include nonaccruing loans, nonperforming real estate, assets acquired through foreclosure and restructured loans. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

	June 30,	December 31,
	2010	2009
	(In Thousands)
Nonaccruing loans:
Commercial	$17,097	$8,328
Consumer	4,279	818
Commercial mortgage	5,142	2,156
Residential mortgage	11,163	9,958
Construction	31,078	44,681

Total nonaccruing loans	68,759	65,941
Assets acquired through foreclosure	9,428	8,945
Troubled debt restructurings accruing	7,638	7,274

Total nonperforming assets	$85,825	$82,160

	June 30,	December 31,
	2010	2009
	(In Thousands)
Past due loans:(1)
Residential mortgages	$1,028	$1,221
Commercial and commercial mortgages	400	105
Consumer	―	97

Total past due loans	$1,428	$1,423

Ratios:
Nonaccruing loans to total loans (2)	2.74%	2.61%
Allowance for loan losses to total loans (2)	2.48%	2.12%
Nonperforming assets to total assets	2.26%	2.19%
Loan loss allowance to nonaccruing loans (3)	68.67%	63.10%
Loan loss allowance to total nonperforming assets (3)	55.01%	50.64%

(1)   Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)  Total loans exclude loans held for sale.
(3)   Total applicable allowance represents general valuation allowances only.

Nonperforming assets increased only $3.7 million between December 31, 2009 and June 30, 2010.  As a result, nonperforming assets as a percent of total assets increased to 2.26% at June 30, 2010 from 2.19% at December 31, 2009.  New nonperforming loans in commercial business and retail lending categories slightly outpaced the reduction of nonperforming construction loans.  Nonperforming construction loans decreased by $13.6 million during the six months ended June 30, 2010 and reflect the impact of our proactive asset disposition efforts.  Further, $4 million of additional nonperforming assets sales are expected to close in the third quarter of 2010.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the six months ended June 30, 2010	For the year ended December 31, 2009
	(In Thousands)
Beginning balance	$82,160	$35,760
Additions	33,607)	100,925
Collections	(13,534)	(19,133)
Transfers to accrual	(284)	(6,236)
Charge-offs / write-downs, net	(16,124)	$(29,156)
Ending balance	$85,825	$82,160

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by the Board of Directors. At June 30, 2010, interest-bearing assets exceeded interest-earning liabilities that mature or reprice within one year (interest-sensitive gap) by $171.8 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 106.1% at March 31, 2010 to 109.0% at June 30, 2010. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 4.53% at June 30, 2010 from 3.14% at March 31, 2010. The change in sensitivity since March 31, 2010 reflects current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a “Management of Interest Rate Risk, Investment Securities and Derivative Activities.”  This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at June 30, 2010 and 2009, calculated in compliance with Thrift Bulletin No. 13a:

		At June 30,
		2010		2009
Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Net Portfolio Value Ratio (2)	% Change in Net Interest Margin (1)	Net Portfolio Value Ratio (2)

+300		+6%	9.74%	0%	8.66%
+200		+4%	10.07%	-2%	9.23%
+100		+2%	10.08%	-4%	9.51%
0		0%	10.01%	0%	9.73%
-100		-7%	9.35%	-6%	9.75%
-200	(3)	NMF	NMF	NMF	NMF
-300	(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at June 30, 2010 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates.  For example, mortgage banking revenues and expenses can fluctuate with changing interest rates.  These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Results of Operations

We recorded net income of $3.3 million or earnings per diluted common share of $0.36 for the second quarter of 2010.  This compares to a net loss of $2.3 million or a loss per common share of $0.50 in the second quarter of 2009.  Earnings for the second quarter of 2010 were impacted by a higher net interest margin as funding costs continued to decrease while the yields on assets stabilized as a result of active pricing management and a favorable shift in the funding mix towards lower costing, non-maturity deposits.  As a result, the net interest margin increased 35 basis points from 3.31% for the quarter ended June 30, 2009 to 3.66% for the three months ended June 30, 2010.  In addition, noninterest expenses decreased $3.2 million to $27.7 million mainly due to a number of non-routine items totaling $5.7 million during the second quarter of 2009; discussed further in Note 13 to the Consolidated Financial Statements.  Additionally, the provision for loan loss decreased $1.4 million to $10.6 during the second quarter of 2010 compared to $12.0 million for the second quarter of 2009 as a result of lower levels of credit deterioration and charge-offs during the second quarter of 2010.  Partially offsetting these increases was a $645,000 decrease in loan fee income as a result of the wind-down of 1st Reverse during the latter part of 2009 and decreased securities gains of $619,000.

Net income for the first six months of 2010 was $3.8 million or $0.34 per diluted common share.  This compares to net income of $624,000 or a loss of $0.10 per common share due to the effects of preferred stock dividends for the six months ended June 30, 2009.  Consistent with the quarterly results, earnings for the first six months of 2010 were impacted by a higher net interest margin.  Net interest margin increased 44 basis points from 3.18% for the six months ended June 30, 2009 to 3.62% for the six months ended June 30, 2010.  Partially offsetting this increase was an increase of $2.4 million in the provision for loan loss as well as an increase in noninterest expenses of $2.0 million due to the $4.5 million non-routine charge recorded in the first quarter of 2010 as discussed in Note 13 to the Consolidated Financial Statements.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30,
	2010			2009
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$736,103	$8,920	4.85%	$791,884	$9,161	4.63%
Residential real estate loans	346,373	4,391	5.07	414,985	5,660	5.46
Commercial loans	1,143,086	14,694	5.18	1,057,167	13,747	5.25
Consumer loans	294,582	3,605	4.91	301,613	3,788	5.04
Total loans	2,520,144	31,610	5.06	2,565,649	32,356	5.09
Mortgage-backed securities (4)	780,044	9,639	4.94	570,740	6,948	4.87
Investment securities (4) (5)	45,117	199	1.76	47,606	535	4.50
Other interest-earning assets	39,831	6	0.06	39,668	-	0.00
Total interest-earning assets	3,385,136	41,454	4.93	3,223,663	39,839	4.98
Allowance for loan losses	(59,630)			(36,726)
Cash and due from banks	59,252			59,263
Cash in non-owned ATMs	250,372			182,696
Bank owned life insurance	60,526			59,624
Other noninterest-earning assets	114,427			93,649
Total assets	$3,810,083			$3,582,169

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$260,857	$109	0.17%	$233,035	$153	0.26%
Money market	601,982	1,103	0.73	363,952	1,018	1.12
Savings	242,465	123	0.20	224,595	122	0.22
Retail time deposits	662,100	3,445	2.09	655,484	5,194	3.18
Total interest-bearing retail deposits	1,767,404	4,780	1.08	1,477,066	6,487	1.76
Jumbo certificates of deposits	89,565	452	2.02	75,467	473	2.51
Brokered certificates of deposit	328,651	539	0.66	338,163	563	0.67
Total interest-bearing deposits	2,185,620	5,771	1.06	1,890,696	7,523	1.60
FHLB of Pittsburgh advances	606,335	4,017	2.62	712,243	4,804	2.67
Trust preferred borrowings	67,011	348	2.05	67,011	465	2.75
Other borrowed funds	177,351	620	1.40	209,426	667	1.27
Total interest-bearing liabilities	3,036,317	10,756	1.42	2,879,376	13,459	1.87
Noninterest-bearing demand deposits	435,820			390,516
Other noninterest-bearing liabilities	25,988			33,018
Stockholders’ equity	311,958			279,259
Total liabilities and stockholders’ equity	$3,810,083			$3,582,169

Excess of interest-earning assets over interest-bearing liabilities	$348,819			$344,287
Net interest and dividend income		$30,698			$26,380

Interest rate spread			3.51%			3.11%
Net interest margin			3.66%			3.31%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale at fair value.
(5)	Includes reverse mortgages.

	Six Months Ended June 30,
	2010			2009
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$740,283	$17,493	4.73%	$801,011	$18,625	4.65%
Residential real estate loans	350,982	8,992	5.12	420,046	11,711	5.58
Commercial loans	1,133,793	29,121	5.20	1,015,360	25,829	5.17
Consumer loans	297,133	7,227	4.90	299,969	7,565	5.09
Total loans	2,522,191	62,833	5.03	2,536,386	63,730	5.07
Mortgage-backed securities (4)	743,939	18,671	5.02	573,879	14,284	4.98
Investment securities (4) (5)	45,147	502	2.22	48,285	632	2.62
Other interest-earning assets	39,914	6	0.03	39,724	—	0.00
Total interest-earning assets	3,351,191	82,012	4.93	3,198,274	78,646	4.95
Allowance for loan losses	(58,166)			(34,718)
Cash and due from banks	61,074			57,763
Cash in non-owned ATMs	251,459			178,006
Bank owned life insurance	60,426			59,518
Other noninterest-earning assets	114,951			93,651
Total assets	$3,780,935			$3,552,494

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$256,909	$219	0.17%	$223,686	$357	0.32%
Money market	595,844	2,294	0.78	349,461	2,046	1.18
Savings	236,065	235	0.20	220,414	280	0.26
Retail time deposits	666,763	7,387	2.23	652,043	10,680	3.30
Total interest-bearing retail deposits	1,755,581	10,135	1.16	1,445,604	13,363	1.86
Jumbo certificates of deposits	81,075	873	2.17	85,175	978	2.32
Brokered certificates of deposit	333,230	1,057	0.64	334,076	1,511	0.91
Total interest-bearing deposits	2,169,886	12,065	1.12	1,864,855	15,852	1.71
FHLB of Pittsburgh advances	605,646	7,994	2.63	731,096	10,145	2.76
Trust preferred borrowings	67,011	677	2.01	67,011	1,060	3.15
Other borrowed funds	176,703	1,235	1.40	218,854	1,318	1.20
Total interest-bearing liabilities	3,019,246	21,971	1.46	2,881,816	28,375	1.97
Noninterest-bearing demand deposits	425,553			371,297
Other noninterest-bearing liabilities	25,793			29,995
Stockholders’ equity	310,343			269,386
Total liabilities and stockholders’ equity	$3,780,935			$3,552,494

Excess of interest-earning assets over interest-bearing liabilities	$331,945			$316,458
Net interest and dividend income		$60,041			$50,271

Interest rate spread			3.47%			2.98%
Net interest margin			3.62%			3.18%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale at fair value.
(5)	Includes reverse mortgages.

Net interest income for the second quarter of 2010 improved by $4.3 million, or 16% compared to the second quarter of 2009. The net interest margin for the second quarter of 2010 was 3.66%, up 35 basis points compared to 3.31% for the second quarter of 2009. During the quarter, net interest margin improved as the yield on interest earning assets remained stable and the costs of interest bearing liabilities declined by 45 basis points compared to the second quarter 2010. The net interest margin continued to improve due to the Company’s ongoing active pricing management and the ability to maintain our yield on earning assets. A favorable change in the retail funding mix resulted from the growth in lower-costing, non-maturity deposits coupled with relatively little growth in higher-costing retail time deposits.

Net interest income for the six-month period ending June 30, 2010 was $60.0 million compared to $50.3 million for the same period in 2009. Consistent with the quarterly trend discussed above, the increase in net interest income was the result our active pricing management and improved funding mix. The net interest margin for the first six months of 2010 was 3.62%, up 44 basis points from the same period in 2009.

Allowance for Loan Losses

We maintain allowances for loan losses and charge losses to these allowances when realized. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of probable loan losses related to specifically identified loans as well as the inherent risk of loss for those in the remaining loan portfolio. Our evaluation is based upon a continuing review of the portfolio, with consideration given to evaluations resulting from examinations performed by regulatory authorities.

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

 The provision for loan losses was $10.6 million in the quarter ending June 30, 2010 compared to $12.0 million in the same quarter of 2009.  The decrease showed continued stabilization during the second quarter.  The provision for loan losses for the first six months ending June 30, 2010 was $22.0 million compared to $19.7 million for the six months ending June 30, 2009. This increase is the result of the Company providing reserves in excess of net charge-offs, the migration of loans to a higher risk rating, collateral depreciation and an increase in the consumer loan provision due to the continued recession and extended period of unemployment.  In addition, during the second quarter of 2010, in response to the impact of the continued recession and unemployment, we increased the loss factor for our consumer loan portfolio.  This change increased the provision by $1.1 million during the quarter.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated.

	Six months ended June 30,
	2010	2009
	(Dollars in Thousands)
Beginning balance	$53,446	$31,189
Provision for loan losses	22,004	19,650

Charge-offs:
Residential real estate	1,101	494
Commercial real estate	1,220	184
Construction	3,718	5,323
Commercial	5,462	2,486
Overdrafts	1,285	563
Consumer	2,580	769
Total charge-offs	15,366	9,819

Recoveries:
Residential real estate	17	26
Commercial real estate	2	4
Construction	948	30
Commercial	116	72
Overdrafts	1,006	230
Consumer	83	33
Total recoveries	2,172	395

Net charge-offs	13,194	9,424
Ending balance	$62,256	$41,415

Net charge-offs to average gross loans outstanding, net of unearned income (1)	1.05%	0.75%

(1)	Ratio for six months ended June 30, 2010 and June 30, 2009 are annualized.

Noninterest Income

Noninterest income for the quarter ended June 30, 2010 was $12.4 million compared to $12.7 million for the second quarter of 2009.  This decrease was mainly attributable to decreases in loan fees (primarily related to the closure of 1st Reverse in 2009) of $645,000 and net securities gains of $619,000.  The decrease in net securities gains is mainly due to the $622,000 favorable mark-to-market adjustment on our BBB+ bonds (discussed elsewhere within this document) during the second quarter of 2009.  Partially offsetting these decreases was a $768,000 increase in credit/debit card and ATM income mainly due to an increase in prime-based bailment fees at Cash Connect (our ATM division) and growth in deposit accounts.

For the six months ended June 30, 2010, noninterest income was $23.6 million, or a slight decrease of $191,000, or less than 1%, over the same period in 2009.  Similar to the quarterly comparison, the main reason for this decrease was lower loan fee income of $1.2 million (again, due to closure of 1st Reverse in 2009).  In addition, securities gains decreased $1.0 million for the six months ended June 30, 2010.  Offsetting these decreases was an increase in credit/debit card and ATM income of $1.4 million, and represents growth in this area over the past year.    Also, investment advisory income and deposit service charges increased by $169,000 and $135,000, respectively.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2010 was $27.7 million, a decrease of $3.2 million, or 10%, over the $31.0 million reported for the same period in 2009.  This decrease is due to several non-routine items recorded during the quarter ended June 30, 2009 totaling $5.7 million.  For further discussion of non-routine charges see Note 13 to the Consolidated Financial Statements.  Partially offsetting these 2009 non-routine items was an increase of $1.2 million during 2010 related to loan workout and OREO expense and reflects our active asset disposition efforts and prudent write-downs to expected sales values.  In addition, FDIC expense increased by $509,000 during 2010 and professional fees were up $512,000 in 2010 and included $164,000 of expenses related to the recently announced acquisition of Christiana Bank and Trust.

Noninterest expense for the six months ended June 30, 2010 was $57.4 million, an increase of $2.0 million or 4% over the $55.3 million reported for the same period in 2009.  Both periods included non-routine charges.  For further discussion of non-routine charges see Note 13 to the Consolidated Financial Statements.  Separate from the non-routine charges, loan workout and OREO expense increased $1.6 million from the six months ended June 30, 2009 and, consistent with the quarter, reflect our asset disposition efforts.  In addition, 2010 expenses include $776,000 of consulting expenses related to our Creating Opportunities for Revenues and Expenses (“CORE”) efficiency program.   Lastly, FDIC expenses for the first six months of 2010 were $687,000 higher than the same period of 2009.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns.   Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences.  We recorded an income tax provision of $1.5 million and $427,000 during the three and six months ended June 30, 2010, respectively, compared to an income tax benefit of $1.6 million and $1.6 million for the same periods in 2009. The first quarter of 2010 and 2009 included tax benefits of $899,000 and $854,000, respectively, resulting from a decrease in the Company’s income tax reserve due to the expiration of the statute of limitations on certain tax items.  This benefit will not be recognized in future years.  The Company’s effective tax rate, excluding the statute of limitations related benefit, was 31.3% for both the three and six months ended June 30, 2010 compared to 40.7% and 75.5% during the same periods in 2009.

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

In January 2010, the FASB issued an update (Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820, Fair Value Measurements and Disclosures. The update provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements.  Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers.  In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard is effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which is not effective until reporting periods beginning after December 15, 2010.  There was no transfer into or out of Level 1 or Level 2 of the fair value hierarchy in the first six months of 2010.  Adoption of the not yet adopted section of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

RECENT LEGISLATION

On November 17, 2009 the Federal Reserve adopted a final ruling regarding Regulation E, otherwise known as the Electronic Fund Transfer Act.  This ruling limits our ability to assess fees for overdrafts on ATM or one-time debit transactions without receiving prior consent from our customers who have opted-in to our overdraft service.  This act became effective on July 1, 2010 and we have taken steps to be in compliance with these regulations.

On June 28, 2010 the Board of Directors of the FDIC adopted a final ruling extending the Transaction Account Guarantee (“TAG”) program to December 31, 2010 as well as to allow the Board to use its discretion to extend the program for a period of time not to exceed December 31, 2011 without additional rulemaking if economic conditions warrant such an extension.   We have chosen to participate in the extension program.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) into law.  This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making.  In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action.  While the full effects of the legislation on us cannot yet be determined, this legislation was opposed by the American Bankers Association and is generally perceived as negatively impacting the banking industry.  This legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.

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

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings

We are not engaged in any legal proceedings of a material nature at June 30, 2010. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

Item 1A.  Risk Factors

The following risk factors are in addition to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission.

We may not realize the anticipated benefits from our proposed acquisition of Christiana Bank & Trust Company.

On June 24, 2010, we entered into a stock purchase agreement with National Penn Bancshares, Inc. pursuant to which we will purchase all of the issued and outstanding shares of its wholly owned subsidiary, Christiana Bank & Trust Company, or CBT.  CBT will thereafter be merged with and into WSFS Bank. We anticipate that the acquisition of CBT will accelerate our position in the trust and custody businesses and to increase our noninterest income as well as further solidify our market business in an attractive Delaware submarket.  The success of this transaction, however, will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of WSFS Bank and CBT in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of CBT nor result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

WSFS Bank and CBT have operated and, until the completion of the acquisition, will continue to operate, independently. Certain CBT employees may not be employed by us after the acquisition. In addition, CBT employees that we wish to retain may elect to terminate their employment as a result of the acquisition, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of CBT’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

       The stock purchase agreement with National Penn may be terminated in accordance with its terms and the acquisition of CBT may not be completed.

The stock purchase agreement with National Penn is subject to a number of conditions which must be fulfilled in order to close. Those conditions include receipt of regulatory approvals, the continued accuracy of certain representations and warranties by both parties, absence of injunctions, and the performance by both parties of certain covenants and agreements. There can be no assurance that the conditions to closing the Merger will be fulfilled or that the Merger will be completed.

Regulatory approvals for the CBT acquisition may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the CBT acquisition may be completed, various approvals or consents must be obtained from the federal bank regulatory and other authorities. These governmental entities may impose conditions on the completion of the CBT acquisition or require changes to the terms of the stock purchase agreement. Although we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transactions contemplated in the stock purchase agreement or imposing additional costs on or limiting our revenues, any of which might have a material adverse effect on us following the CBT acquisition. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any unanticipated conditions will be imposed.

Our nonperforming assets show a significant increase over the past 18 months.  Further increases will have an adverse effect on our earnings.

Our nonperforming assts (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $85.8 million at June 30, 2010, which is an increase of $50.0 million, or 140%, over the $35.8 million in nonperforming assets at December 31, 2008.  Our nonperforming assets adversely affect our net income in various ways.  We do not record interest income on nonaccrual loans and assets acquired through foreclosure.  We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses.  From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure.  The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities.  Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings.

Changes in interest rates and other factors beyond our control could have an adverse impact on our earnings.

Our operating income and net income depend to a greater extent on our net interest margin, which is the difference between the interest yields we receive on loans, securities and other interest-earning assets and the interest rates we pay on interest-bearing deposits and other liabilities.  The net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income.  Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.  These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental regulatory agencies, including the Federal Reserve.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact.  As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations.  The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may prove to be not accurate.  There can be no assurance that we will be able to successfully manage our interest rate risk.  Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our non-interest income, as a result of reduced demand for residential mortgage loans that we make on a pre-sold basis.

The soundness of other financial institutions could adversely affect us.

       Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  There is no assurance that any such losses would not materially and adversely affect our results of operations.

Financial reforms and related regulations may affect our business activities, financial position and profitability.

The Dodd-Frank Act, signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms and requires significant rulemaking. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. We are currently reviewing the impact the legislation will have on our business.

The legislation charges the federal banking agencies, including the Federal Reserve and the OCC with drafting and implementing enhanced supervision, examination and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage and liquidity standards and numerous other requirements. The Dodd-Frank Act also authorizes various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The Dodd-Frank Act will eliminate the OTS, which is currently our primary regulator, and will transfer the OTS’s rulemaking and supervisory functions to, among other agencies, the Federal Reserve and OCC.  Our primary federal regulator will become the Federal Reserve and the Bank’s primary federal regulator will be the OCC. In addition, the Dodd-Frank Act contains several provisions that change the manner in which deposit insurance premiums are assessed and which could increase the FDIC deposit insurance premiums paid by us. The Dodd-Frank Act also requires the SEC to complete studies and develop rules regarding various investor protection issues, including shareholder access to proxy solicitations.

The Dodd-Frank Act establishes a new, independent Consumer Financial Protection Bureau which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce consumer protection rules issued by the Bureau.

The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of its business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased during the quarter ended June 30, 2010.

Item 3.          Defaults upon Senior Securities

Not applicable

Item 4.          [Reserved]

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

(a) (b)
Exhibit 2.1 - Stock Purchase Agreement between WSFS Financial Corporation and National Penn Bancshares, Inc. dated as of June 24, 2010
Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(d)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	July 30, 2010	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	July 30, 2010	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer