Form 10-Q
period 2010-09-30
WSFS FINANCIAL CORP
filed 2010-11-09
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2010:

Common Stock, par value $.01 per share	8,496,836
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

	PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statement of Operations for the Three and Nine Months
	Ended September 30, 2010 and 2009	3

	Consolidated Statement of Condition as of September 30, 2010 and December 31, 2009	4

	Consolidated Statement of Cash Flows for the Nine Months Ended
	September 30, 2010 and 2009	5

	Notes to the Consolidated Financial Statements for the Nine
	Months Ended September 30, 2010 and 2009	7

Item 2.	Management’s Discussion and Analysis of Financial Condition	30
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

	PART II. Other Information

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults upon Senior Securities	45

Item 4.	[Reserved]	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$31,664	$32,283	$94,497	$96,013
Interest on mortgage-backed securities	8,699	6,435	27,370	20,719
Interest and dividends on investment securities	216	412	718	1,044
Other Interest Income	-	-	6	-
	40,579	39,130	122,591	117,776
Interest expense:
Interest on deposits	5,590	7,578	17,655	23,430
Interest on Federal Home Loan Bank advances	3,818	4,221	11,812	14,366
Interest on trust preferred borrowings	370	389	1,047	1,449
Interest on other borrowings	624	649	1,859	1,967
	10,402	12,837	32,373	41,212
Net interest income	30,177	26,293	90,218	76,564
Provision for loan losses	9,976	15,483	31,980	35,133
Net interest income after provision for loan losses	20,201	10,810	58,238	41,431

Noninterest income:
Credit/debit card and ATM income	4,984	4,373	14,171	12,124
Deposit service charges	4,153	4,401	12,381	12,494
Securities gains, net	1,756	1,875	2,024	3,185
Mortgage banking activities, net	646	822	1,145	1,430
Loan fee income	626	1,349	2,015	3,953
Investment advisory income	600	525	1,816	1,572
Bank owned life insurance income	181	238	596	677
Other income	1,479	955	3,854	2,871
	14,425	14,538	38,002	38,306
Noninterest expenses:
Salaries, benefits and other compensation	12,237	12,131	36,334	36,513
Occupancy expense	2,402	2,452	7,235	7,243
FDIC expenses	1,829	1,517	5,234	5,885
Professional Fees	1,736	815	4,194	3,807
Equipment expense	1,648	1,829	4,762	5,133
Data processing and operations expenses	1,096	1,169	3,541	3,447
Loan workout and OREO expenses	908	1,069	4,877	3,430
Marketing Expense	719	852	2,328	2,410
Non-recurring ATM recovery	(4,491)	-	-	-
Other operating expense	4,008	3,735	10,959	13,030
	22,092	25,569	79,464	80,898

Income (loss) income before taxes	12,534	(221)	16,776	(1,161)
Income tax provision (benefit)	4,312	(222)	4,739	(1,786)
Net income	8,222	1	12,037	625
Dividends on preferred stock and accretion of discount	692	634	2,076	1,898
Net income (loss) allocable to common stockholders	$7,530	$(633)	$9,961	$(1,273)

Earnings (loss) per share:
Basic	$0.95	$(0.10)	$1.35	$(0.20)
Diluted	$0.94	$(0.10)	$1.33	$(0.20)

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets:
Cash and due from banks	$63,554	$55,756
Cash in non-owned ATMs	271,178	264,903
Federal funds sold	-	-
Interest-bearing deposits in other banks	63	1,090
Total cash and cash equivalents	334,795	321,749
Investment securities held-to-maturity	558	709
Investment securities-available-for-sale including reverse mortgages	48,364	44,808
Mortgage-backed securities - available-for-sale	719,212	669,059
Mortgages-backed securities-trading	12,432	12,183
Loans held-for-sale	12,861	8,366
Loans, net of allowance for loan losses of $64,478 at September 30, 2010	2,459,680	2,470,789
and $53,446 at December 31, 2009
Bank owned life insurance	60,850	60,254
Stock in Federal Home Loan Bank of Pittsburgh, at cost	39,305	39,305
Assets acquired through foreclosure	5,145	8,945
Premises and equipment	29,486	36,108
Goodwill	10,870	10,870
Intangible assets	2,361	2,781
Accrued interest receivable and other assets	62,951	62,581

Total assets	$3,798,870	$3,748,507

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$442,017	$431,476
Interest-bearing demand	283,701	265,719
Money market	663,201	550,639
Savings	243,320	224,921
Time	481,055	470,139
Jumbo certificates of deposit – customer	208,622	203,126
Total customer deposits	2,321,916	2,146,020
Other jumbo certificates of deposit	95,527	69,208
Brokered deposits	251,326	346,643
Total deposits	2,668,769	2,561,871

Federal funds purchased and securities sold under agreements to repurchase	100,000	100,000
Federal Home Loan Bank advances	445,201	613,144
Trust preferred borrowings	67,011	67,011
Other borrowed funds	107,867	74,654
Accrued interest payable and other liabilities	40,318	30,027
Total liabilities	3,429,166	3,446,707

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at	1	1
September 30,2010 and June 30,2009
Common stock $.01 par value, 20,000,000 shares authorized; issued	180	166
18,077,074 at September 30,2010 and 16,660,588 at June 30,2009
Capital in excess of par value	215,425	166,627
Accumulated other comprehensive income (loss)	9,665	(2,022)
Retained earnings	392,713	385,308
Treasury stock at cost, 9,580,569 shares at September 30,2010 and June 30,2009	(248,280)	(248,280)
Total stockholders’ equity	369,704	301,800
Total liabilities and stockholders’ equity	$3,798,870	$3,748,507

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
	September 30,
	2010	2009
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$12,037	$625
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	31,980	35,133
Depreciation, accretion and amortization	4,725	5,191
Increase in accrued interest receivable and other assets	(7,265)	(11,315)
Origination of loans held-for-sale	(102,598)	(88,963)
Proceeds from sales of loans held-for-sale	99,102	79,815
Gain on mortgage banking activity	(1,145)	(1,430)
Gain on mark to market adjustment on trading securities	(249)	(1,243)
Securities gain from the sale of MasterCard, Inc. and Visa, Inc. common stock	-	(119)
Net gain on sale of investments	(1,775)	(1,823)
Stock-based compensation expense, net of tax benefit recognized	448	683
Excess tax benefits from share-based payment arrangements	(323)	-
Increase in accrued interest payable and other liabilities	16,834	15,753
Loss on wind-down of 1st Reverse Financial Services, LLC	-	1,589
Loss on sale of assets acquired through foreclosure and valuation adjustments	3,577	2,391
Increase in value of bank-owned life insurance	(596)	(678)
Decrease in capitalized interest, net	144	24
Net cash provided by operating activities	54,896	35,633

Investing activities:
Maturities and calls of investment securities	3,540	18,300
Purchase of investments available-for-sale	(7,081)	(16,049)
Sales of mortgage-backed securities available-for-sale	92,493	101,032
Repayments of mortgage-backed securities available-for-sale	142,612	114,330
Purchases of mortgage-backed securities available-for-sale	(264,464)	(222,456)
Repayments of reverse mortgages	-	207
Disbursements for reverse mortgages	(145)	(153)
Net increase in loans	(27,143)	(100,150)
Sales of assets acquired through foreclosure, net	6,324	2,102
Proceeds from the sale of MasterCard, Inc. and Visa, Inc. common stock	-	119
Investment in premises and equipment, net	(3,621)	(4,979)
Net cash used for investing activities	(57,485)	(107,697)

Financing activities:
Net increase in demand and saving deposits	192,696	274,379
Net increase (decrease) in time deposits	42,731	(3,100)
Net (decrease) increase in brokered deposits	(95,901)	22,258
Receipts from federal funds purchased and securities sold under agreement to	13,795,000	14,197,995
repurchase
Repayments of federal funds purchased and securities sold under agreement to	(13,795,000)	(14,172,995)
repurchase
Receipts from FHLB advances	19,767,639	23,862,548
Repayments of FHLB advances	(19,935,582)	(24,172,940)
Proceeds from issuance of unsecured bank debt	-	30,000
Dividends paid	(4,527)	(3,703)
Proceeds from issuance of preferred stock	-	52,625
Issuance of common stock and exercise of common stock options	48,256	26,016
Excess tax benefits from share-based payment arrangements	323	-
Net cash provided by financing activities	15,635	113,083

Increase cash and cash equivalents	13,046	41,019
Cash and cash equivalents at beginning of period	321,749	248,558
Cash and cash equivalents at end of period	$334,795	$289,577

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$47,148	$36,375
Cash paid for income taxes, net	7,485	973
Loans transferred to assets acquired through foreclosure	6,101	9,049
Net change in other comprehensive income	11,687	10,505
Settlement of pending sale of premises and equipment	6,515	-

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

1. BASIS OF PRESENTATION

Our Consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Montchanin Capital Management, Inc. (“Montchanin”) and its wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). We also have three unconsolidated affiliates, WSFS Capital Trust III, WSFS Capital Trust IV, and WSFS Capital Trust V (“the Trusts”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities products to Bank customers through WSFS’ retail banking system.  Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States.

We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services.  In addition, we offer a variety of wealth management and trust services through the WSFS Trust and Wealth Management Division.  Lending activities are funded primarily with customer deposits and borrowings.  The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum.  We serve our customers primarily from our 40 banking offices located in Delaware (35), Pennsylvania (4) and Virginia (1) and through our website at www.wsfsbank.com.

Although our current estimates contemplate current economic conditions and how we expect them to change in the future, it is reasonably possible that, for the remainder of 2010, actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, goodwill, intangible assets, post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and increases of allowances for loan losses and lending related commitments as well as increased post-retirement expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the SEC’s Regulation S-X.  Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2010.  In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for the interim periods presented have been included.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Whenever necessary, reclassifications are made to the prior years’ Consolidated Financial Statements to conform them to the current year’s presentation. All significant intercompany transactions are eliminated in consolidation.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 (formerly SFAS No. 123R, Share-Based Payment).  We have stock options outstanding under two plans (collectively, “Stock Incentive Plans”) for officers, directors and Associates of the Company and its subsidiaries.  After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”).  No future awards may be granted under the 1997 Plan.  The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted.  The number of shares reserved for issuance under the 2005 Plan is 1,197,000.  At September 30, 2010, there were 461,240 shares available for future grants under the 2005 Plan.

The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, “Stock Options”). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our Company’s common stock on the date of the grant. All Stock Options granted during 2010 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Stock Incentive Plans.

In 2007, our Executive Committee of the Board of Directors adopted an administrative policy related to the future award of stock options under the 2005 Plan whereby any change to the policy would only be made following the approval by our stockholders.  At the 2010 Annual Meeting of Shareholders, a proposal was approved to increase the maximum life of stock options and stock appreciation rights from five years to seven years.

A summary of the status of our Stock Incentive Plans at September 30, 2010 and September 30, 2009, respectively, and changes during the three months then ended is presented below:

	September 30, 2010		September 30, 2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	717,086	$43.88	756,888	$42.52
Granted	--	--	--	--
Exercised	(7,475)	13.53	(13,660)	16.81
Forfeited or canceled	(48,463)	46.37	(6,960)	59.59
Outstanding at end of period	661,148	44.04	736,268	42.84

Exercisable at end of period	485,452	$45.03	459,004	$40.47

Weighted-average fair value of stock options granted	$--		$--

    On July 1, 2010, 490,997 stock options were exercisable with an intrinsic value of $2.7 million.  In addition, at July 1, 2010, there were 178,931 nonvested options with a grant date fair value of $9.28 per option.  During the third quarter of 2010, 2,280 options vested with no intrinsic value, and a grant date fair value of $13.17 per option.  Also during the quarter, 7,475 options were exercised with an intrinsic value of $172,000.  There were 485,452 exercisable options remaining at September 30, 2010, with an intrinsic value of $2.5 million and a remaining contractual term of 2.0 years.  At September 30, 2010, there were 661,148 stock options outstanding with an intrinsic value of $3.5 million and a remaining contractual term of 2.2 years.  During the third quarter of 2009, 13,660 options were exercised with an intrinsic value of $197,000 and 3,155 options vested with a grant date fair value of $12.96 per option.

    A summary of the status of our Stock Incentive Plans at September 30, 2010 and September 30, 2009 and changes during the nine months then ended is presented below:

	September 30, 2010		September 30, 2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock Options:
Outstanding at beginning of period	733,468	$42.95	675,887	$44.98
Granted	26,289	30.56	83,921	23.33
Exercised	(44,026)	13.64	(13,660)	16.81
Forfeited	(54,583)	47.33	(9,880)	59.50
Outstanding at end of period	661,148	44.04	736,268	42.84

Exercisable at end of period	485,452	$45.03	459,004	$40.47

Weighted-average fair value
of awards granted for the nine
months ended:	$9.22		$5.42

Beginning January 1, 2010, 541,910 stock options were exercisable. During the nine months ended September 30, 2010, 25,310 options vested with a $270,000 intrinsic value, and a weighted-average grant date fair value of $7.38 per option. Also during the first nine months of 2010, 44,026 options were exercised with an intrinsic value of $1.1 million.  During the first nine months of 2009, 13,660 options were exercised with an intrinsic value of $197,000 and 7,631 options vested with a weighted-average grant date fair value of $13.34 per option.

The total amount of compensation cost related to non-vested stock options as of September 30, 2010 was $715,000. The weighted-average period over which they are expected to be recognized is 2.1 years.  We issue new shares upon the exercise of options.

During the third quarter of 2010, there were no options granted.  During the first nine months of 2010, we granted 26,289 options with a five-year life and a four-year vesting period.  The Black-Scholes option-pricing model was used to determine the grant date fair value of options.  Significant assumptions used in the model included a weighted-average risk-free rate of return of 1.8% in 2010; an expected option life of three and three-quarter years; and an expected stock price volatility of 43.4% in 2010.  For the purposes of this option-pricing model, a dividend yield of 1.6% was assumed.

During the third quarter of 2010, we issued 67 restricted stock units. During the first nine months of 2010, we issued 5,828 restricted stock units and awards.  These awards generally vest over a four to five year period.  In addition, for stock awards made to certain executive officers, there are additional vesting limitations.  Under these additional limitations, 25% of the awards will become transferrable at the time of repayment of at least 25% of the aggregate financial assistance received by the Company under the Emergency Economic Stabilization Act of 2008 (“EESA”), an additional 25% of the shares granted (for an aggregate total of 50% of the shares will become transferrable) at the time of repayment of at least 50% of the aggregate financial assistance received by the Company under EESA, an additional 25% of the shares granted (for an aggregate total of 75% of the shares will become transferrable) at the time of repayment of at least 75% of the aggregate financial assistance received by the Company under EESA.  The remainder of the shares will become transferrable following the time of repayment of 100% of the aggregate financial assistance received by the Company under EESA.  If the date specified has not occurred by the tenth anniversary of the grant date, the grantee shall forfeit all of the restricted shares.

Compensation costs related to these issuances are recognized over the lives of the restricted stock and restricted stock units.  We amortize the expense related to the restricted stock grants into salaries, benefits and other compensation expense on an accrual basis over the requisite service period for the entire award.  When we award restricted stock to individuals from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award.

Beginning in 2009, the Long-Term Performance-Based Restricted Stock Unit program (“Long-Term Program”) will award up to an aggregate of 109,200 shares of WSFS stock to seventeen participants, only after the achievement of targeted levels of return on assets (“ROA”) in any year through 2011.  Under the terms of the plan, if an annual ROA performance level of 1.20% is achieved, up to 54,900 shares will be awarded.  If an annual ROA performance level of 1.35% is achieved, up to 76,100 shares will be awarded.  If an annual ROA performance level of 1.50% or greater is achieved, up to 109,200 shares will be awarded.  The awarded stock will vest in 25% increments over four years.  In addition, if a performance level is achieved and there are insufficient shares available for grant, we have the option of granting the available shares with the remainder being paid in cash.  We did not recognize any compensation expense related to this program in the first nine months of 2010 or 2009.  Compensation expense for the Long-Term Program was based on the closing stock price as of May 28, 2009 and will begin to be recognized once the achievement of target performance is considered probable.

The impact of stock-based compensation for the three months ended September 30, 2010 was $131,000 pre-tax ($97,000 after tax) or $0.01 per share, to salaries, benefits and other compensation a lower amount than in comparable periods due to several Associates with unvested stock options leaving the Company.  This compares to $343,000 pre-tax ($263,000 after tax) or $0.04 per share for the three months ended September 30, 2009.  The impact of stock-based compensation for the nine months ended September 30,2010 was $773,000 pre-tax ($598,000 after tax) or $0.08 per share, to salaries, benefits and other compensation.  This compares to $1.1 million pre-tax ($896,000 after tax) or $0.14 per share for the nine months ended September 30, 2009.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In Thousands, Except per Share Data)
Numerator:
Net income (loss) allocable to common stockholders	$7,530	$(633)	$9,961	$(1,273)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,907	6,266	7,369	6,210
Effect of dilutive employee stock options and warrants	124	—	125	—
Denominator for diluted earnings per share — adjusted weighted
average shares and assumed exercise	8,031	6,266	7,494	6,210

Earnings Per Share
Basic:
Net income (loss) available to common shareholders	$0.95	$(0.10)	$1.35	$(0.20)
Diluted:
Net income (loss) available to common shareholders	$0.94	$(0.10)	$1.33	$(0.20)
Weighted Average Outstanding common stock equivalents having no dilutive effect	603	826	604	881

For the three and nine months ended September 30, 2009, 68,618 and 64,798 of employee stock options were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive due to the net loss reported in theses periods.

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities held-to-maturity and securities available-for-sale (which includes reverse mortgages):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available-for-sale securities:
September 30, 2010:
Reverse mortgages	$(529)	$—	$—	$(529)
U.S. Government and government sponsored enterprises ("GSE")	45,649	630	—	46,279
State and political subdivisions	2,550	65	(1)	2,614
	$47,670	$695	$(1)	$48,364
December 31, 2009:
Reverse mortgages	$(530)	$—	$—	$(530)
U.S. Government and GSE	40,695	652	(35)	41,312
State and political subdivisions	3,935	91	—	4,026
	$44,100	$743	$(35)	$44,808
Held-to-maturity:
September 30, 2010:
State and political subdivisions	$558	$—	$(15)	$543

December 31, 2009:
State and political subdivisions	$709	$—	$(38)	$671

Securities with fair values aggregating $46.3 million at September 30, 2010 were specifically pledged as collateral for WSFS’ Treasury Tax and Loan account with the Federal Reserve Bank, securities sold under agreement to repurchase, and certain letters of credit and municipal deposits which require collateral.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at September 30, 2010 and December 31, 2009 were as follows:

	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
September 30, 2010
Within one year (1)	$340	$340	$19,226	$19,389
After one year but within five years	—	—	28,444	28,975
After five years but within ten years	—	—	—	—
After ten years	218	203	—	—
	$558	$543	$47,670	$48,364
December 31, 2009
Within one year (1)	$340	$340	$10,864	$11,068
After one year but within five years	—	—	32,986	33,485
After five years but within ten years	—	—	250	255
After ten years	369	331	—	—
	$709	$671	$44,100	$44,808
(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

There were no sales of investment securities classified as available-for-sale during 2010 or 2009. As a result, there were no net gains/losses realized during 2010 or 2009.  Investment securities totaling $720,000 and $18.3 million were called by their issuers during 2010 and 2009, respectively.

At September 30, 2010, we owned investment securities totaling $284,000 where the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $16,000 at September 30, 2010. This temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Securities amounting to $110,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. The investment portfolio is reviewed each quarter for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.  We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity:
State and political subdivisions	$—	$—	$110	$15	$110	$15

Available-for-sale:
State and political subdivisions	174	1	—	—	174	1
U.S Government and GSE	—	—	—	—	—	—

Total temporarily impaired investments	$174	$1	$110	$15	$284	$16

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity:
State and political subdivisions	$—	$—	$242	$38	$242	$38

Available-for-sale:
State and political subdivisions	—	—	—	—	—	—
U.S Government and GSE	2,985	35	—	—	2,985	35

Total temporarily impaired investments	$2,985	$35	$242	$38	$3,227	$73

4. MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s mortgage-backed securities:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

September 30, 2010:
Collateralized mortgage obligations ("CMO") (1)	$557,208	$12,139	$(1,371)	$567,976
Federal National Mortgage Association ("FNMA")	59,689	1,763	(48)	61,404
Federal Home Loan Mortgage Corporation ("FHLMC")	41,430	1,258	(92)	42,596
Government National Mortgage Association ("GNMA")	45,517	1,740	(21)	47,236
	$703,844	$16,900	$(1,532)	$719,212

December 31, 2009:
CMO (1)	$519,527	$5,368	$(10,383)	$514,512
FNMA	61,603	813	(454)	61,962
FHLMC	44,536	561	(83)	45,014
GNMA	46,629	1,129	(187)	47,571
	$672,295	$7,871	$(11,107)	$669,059

Trading securities:

September 30, 2010:
CMO	$12,432	$—	$—	$12,432

December 31, 2009:
CMO	$12,183	$—	$—	$12,183

(1) Includes GSE CMO’s classified as available-for-sale.

The portfolio of available-for-sale mortgage-backed securities is comprised of 187 securities with an amortized cost of $703.8 million of both GSE ($278.5 million) and non-GSE ($425.3 million) securities.  All securities were AAA-rated at the time of purchase; $60.6 million are now rated below AAA, of which $30.5 million (8 securities) are rated below investment grade.  Downgraded securities were evaluated at September 30, 2010.  The result of this evaluation showed no other-than-temporary impairment for the nine months ended September 30, 2010.  An evaluation of downgraded securities at December 31, 2009 showed one security had other-than-temporary impairment which resulted in an earnings charge of $86,000 or 9 basis points of downgraded securities and represented only 1 basis point of the total mortgage-backed securities portfolio.  The weighted average expected duration of the mortgage-backed securities was 2.5 years at September 30, 2010 compared to 2.4 years at December 31, 2009.

At September 30, 2010, mortgage-backed securities with fair values aggregating $410.5 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. From time to time, mortgage-backed securities are also pledged as collateral for Federal Home Loan Bank (FHLB) borrowings and other obligations.  The fair value of these FHLB pledged mortgage-backed securities at September 30, 2010 was $79.6 million.

During the first nine months of 2010, there were sales of mortgage-backed securities available-for-sale of $92.5 million with net gains of $1.8 million, as a result of the Company’s portfolio management aimed at monetizing the gains in mortgage-backed securities where prepayments were expected to accelerate and decreasing the level of downgraded private label mortgage-backed securities.  The cost basis of all mortgage-backed securities sales is based on the specific identification method. During the first nine months of 2009, proceeds from the sale of mortgage-backed securities available-for-sale were $101.0 million, resulting in net gains of $1.8 million.

MBS have expected maturities that differ from their contractual maturities.  These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At September 30, 2010, we owned mortgage-backed securities totaling $84.2 million where the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $1.5 million at September 30, 2010. This temporary impairment is the result of changes in market interest rates, a lack of liquidity in the mortgage-backed securities market and the reduction in credit ratings of 21 securities out of 103 securities in the non-GSE mortgage-backed security portfolio.  Most of these securities have been impaired for less than twelve months. We have determined that the securities in an unrealized loss position at September 30, 2010 were not other-than-temporarily impaired during the nine months ended September 30, 2010.  Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage.  In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our mortgage-backed securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In Thousands)
Available-for-sale
CMO	$27,194	$145	$28,062	$1,226	$55,256	$1,371
FNMA	15,586	48	—	—	15,586	48
FHLMC	10,397	92	—	—	10,397	92
GNMA	2,925	21	—	—	2,925	21

Total temporarily impaired MBS	$56,102	$306	$28,062	$1,226	$84,164	$1,532

At December 31, 2009, we owned mortgage-backed securities totaling $298.7 million where the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $11.1 million at December 31, 2009. This temporary impairment was the result of changes in market interest rates, a lack of liquidity in the private-label mortgage-backed securities market and the reduction in credit ratings of 28 securities out of 175 private-label securities we owned. Most of these securities were impaired for less than twelve months. We determined that all except one of these securities were not other-than-temporarily impaired. Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage. In addition, we did not have the intent to sell, nor was it more likely than not we would be required to sell these securities before we were able to recover the amortized cost basis.

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

At December 31, 2009, we owned one $2.6 million mortgage-backed security where the amortized cost exceeded fair value and we recognized other-than-temporary impairment. The total loss on this security was $187,000 at December 31, 2009. Of this loss, $86,000 was related to credit impairment and $101,000 was related to market interest rates and/or lack of liquidity in the market for mortgage-backed securities. As a result, we realized an earnings charge of $86,000 for other-than-temporary impairment in the fourth quarter of 2009.  There was no other-than-temporary impairment recognized in any prior years.

We own $12.4 million par value of SASCO RM-1 2002 securities which are classified as trading, of which, $1.4 million is accrued interest paid in kind.  We expect to recover all principal and interest due to seasoning and excess collateral.  Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC320”) (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading.  It was our intent to sell them in the near term.  We have used the guidance under ASC 320 to provide a reasonable estimate of fair value.  We estimated the value of these securities as of September 30, 2010 based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach.

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

We had impaired loans (for which ASC 310 applied) of approximately $83.3 million at September 30, 2010 compared to $73.2 million at December 31, 2009. The specific allowance on these impaired loans was $16.7 million at September 30, 2010 compared to $11.8 million at December 31, 2009. The specific reserve at September 30, 2010 was associated with $46.8 million of total impaired loans compared to $50.6 million of total impaired loans at December 31, 2009. The remaining $36.5 million of impaired loans at September 30, 2010 and $22.6 million at December 31, 2009 had no related specific reserve as collateral is sufficient to cover our loan balance or because of previous charge-offs. The average recorded balance of aggregate impaired loans was $76.1 million for the nine months ended September 30, 2010 and $62.2 million for the year-ended December 31, 2009.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses. Losses are recognized in the period an obligation becomes uncollectable.

6. COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income:

	For the three months ended September 30,		For the nine months ended September 30,
	(In Thousands)		(In Thousands)
	2010	2009	2010	2009

Net income	$8,222	$1	$12,037	$625

Other comprehensive income:
Other, net	162	-	162	-
Unrealized holding gains on securities
available-for-sale arising during the period, net	1,105	12,034	18,590	18,761
Tax expense	(420)	(4,573)	(7,064)	(7,129)
Net of tax amount	685	7,461	11,526	11,632
Reclassification adjustment for net gains	(1,446)	(1,129)	(1,776)	(1,817)
included in net income
Tax expense	549	429	675	690
Net of tax amounts	(897)	(700)	(1,101)	(1,127)

Total comprehensive income	$8,172	$6,762	$22,624	$11,130

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

The total amount of unrecognized tax benefits as of September 30, 2010 and December 31, 2009 were $1.0 million and $1.9 million, respectively, of which $500,000 would have affected our September 30, 2010 effective tax rate if recognized. The first quarter of 2010 and 2009 included tax benefits of $899,000 and $854,000, respectively, resulting from a decrease in the Company’s income tax reserve due to the expiration of the statute of limitations on certain tax items. This benefit will not be recognized in future years. As of September 30, 2010 and December 31, 2009, the total amount of accrued interest included in such unrecognized tax benefits was $47,000 and $372,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense. The decrease in the unrecognized tax benefits was primarily due to the expiration of a statute of limitations.

While our Federal and State tax years 2007 through 2009 remain subject to examination as of September 30, 2010, the Internal Revenue Service (“IRS”) completed its examination of our 2004 through 2006 Federal tax returns during the quarter ended June 30, 2008. During 2008, we successfully completed the IRS appeal process and during the quarter ended March 31, 2009 we recovered $863,000 of taxes plus $275,000 of interest that were previously assessed during the audit phase.

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

8.   SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments.  There is one segment, each, for WSFS Bank (including WSFS Investment Group, Inc.), Cash Connect, (the ATM division of WSFS), and Trust and Wealth Management (including Montchanin).  During 2009 we reported the results of 1st Reverse (the national reverse mortgage subsidiary of WSFS) as a separate segment, consistent with the guidance promulgated in ASC 280.  However, we completed a wind-down of 1st Reverse’s operation during the latter part of 2009 and have no results to report as an operating segment in 2010.  The nine months ended September 30, 2009, includes a $1.6 million pre-tax charge related to 1st Reverse, which includes the write-off of all related goodwill and intangibles, uncollectable receivables and our remaining investment in this subsidiary.

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

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segments and assessment of the performance of the segments, and for which discrete financial information is available.  We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results.  The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three and nine months ended September 30, 2010 and 2009 follows:

For the Three Months Ended September 30, 2010 (In Thousands)
	WSFS	Cash Connect	Trust & Wealth Management	Total

External customer revenues:
Interest income	$40,579	$-	$-	$40,579
Noninterest income	10,172	3,523	730	14,425
Total external customer revenues	50,751	3,523	730	55,004

Inter-segment revenues:
Interest income	238	-	-	238
Noninterest income	701	202	-	903
Total inter-segment revenues	939	202	-	1,141

Total revenue	51,690	3,725	730	56,145

External expenses:
Interest expense	10,402	-	-	10,402
Noninterest expenses	23,916	(2,643)	819	22,092
Provision for loan loss	9,976	-	-	9,976
Total external expenses	44,294	(2,643)	819	42,470

Inter-segment expenses:
Interest expense	-	238	-	238
Noninterest expenses	202	377	324	903
Total inter-segment expenses	202	615	324	1,141

Total expenses	44,496	(2,028)	1,143	43,611

Income (loss) before taxes and	$7,194	$5,753	$(413)	$12,534
extraordinary items
Income tax benefit				4,312
Consolidated net income				$8,222

Cash and cash equivalents	$62,383	$271,168	$1,244	$334,795
Other segment assets	3,450,091	13,311	673	3,464,075

Total segment assets	$3,512,474	$284,479	$1,917	$3,798,870

Capital expenditures	$1,463	$122	$2	$1,587

For the Three Months Ended September 30, 2009 (In Thousands)
	WSFS	Cash Connect	1st Reverse	Trust & Wealth Management	Total

External customer revenues:
Interest income	$39,124	$-	$6	$-	$39,130
Noninterest income	10,147	3,181	614	596	14,538
Total external customer revenues	49,271	3,181	620	596	53,668

Inter-segment revenues:
Interest income	87	-	-	-	87
Noninterest income	753	83	-	-	836
Total inter-segment revenues	840	83	-	-	923

Total revenue	50,111	3,264	620	596	54,591

External expenses:
Interest expense	12,837	-	-	-	12,837
Noninterest expenses	22,461	1,508	750	850	25,569
Provision for loan loss	15,483	-	-	-	15,483
Total external expenses	50,781	1,508	750	850	53,889

Inter-segment expenses:
Interest expense	-	87	-	-	87
Noninterest expenses	156	202	42	436	836
Total inter-segment expenses	156	289	42	436	923

Total expenses	50,937	1,797	792	1,286	54,812

(Loss) income before taxes and	$(826)	$1,467	$(172)	$(690)	$(221)
extraordinary items
Income tax provision					(222)
Consolidated net income					$1

Cash and cash equivalents	$65,115	$223,646	$-	$816	$289,577
Other segment assets	3,267,471	15,386	-	1,079	3,283,936

Total segment assets	$3,332,586	$239,032	$-	$1,895	$3,573,513

Capital expenditures	$2,462	$199	$-	$-	$2,661

For the Nine Months Ended September 30, 2010 (In Thousands)
	WSFS	Cash Connect	Trust & Wealth Management	Total

External customer revenues:
Interest income	$122,591	$-	$-	$122,591
Noninterest income	25,794	9,983	2,225	38,002
Total external customer revenues	148,385	9,983	2,225	160,593

Inter-segment revenues:
Interest income	685	-	-	685
Noninterest income	2,130	577	-	2,707
Total inter-segment revenues	2,815	577	-	3,392

Total revenue	151,200	10,560	2,225	163,985

External expenses:
Interest expense	32,373	-	-	32,373
Noninterest expenses	72,470	4,470	2,524	79,464
Provision for loan loss	31,980	-	-	31,980
Total external expenses	136,823	4,470	2,524	143,817

Inter-segment expenses:
Interest expense	-	685	-	685
Noninterest expenses	577	1,110	1,020	2,707
Total inter-segment expenses	577	1,795	1,020	3,392

Total expenses	137,400	6,265	3,544	147,209

Income (loss) before taxes and	$13,800	$4,295	$(1,319)	$16,776
extraordinary items
Income tax provision				4,739
Consolidated net income				$12,037

Cash and cash equivalents	$62,383	$271,168	$1,244	$334,795
Other segment assets	3,450,091	13,311	673	3,464,075

Total segment assets	$3,512,474	$284,479	$1,917	$3,798,870

Capital expenditures	$4,533	$129	$2	$4,664

For the Nine Months Ended September 30, 2009 (In Thousands)
	WSFS	Cash Connect	1st Reverse	Trust & Wealth Management	Total

External customer revenues:
Interest income	$117,770	$-	$6	$-	$117,776
Noninterest income	26,063	8,813	1,824	1,606	38,306
Total external customer revenues	143,833	8,813	1,830	1,606	156,082

Inter-segment revenues:
Interest income	414	-	-	-	414
Noninterest income	2,549	252	-	-	2,801
Total inter-segment revenues	2,963	252	-	-	3,215

Total revenue	146,796	9,065	1,830	1,606	159,297

External expenses:
Interest expense	41,212	-	-	-	41,212
Noninterest expenses	70,454	3,854	4,151	2,439	80,898
Provision for loan loss	35,133	-	-	-	35,133
Total external expenses	146,799	3,854	4,151	2,439	157,243

Inter-segment expenses:
Interest expense	-	405	9	-	414
Noninterest expenses	553	642	168	1,438	2,801
Total inter-segment expenses	553	1,047	177	1,438	3,215

Total expenses	147,352	4,901	4,328	3,877	160,458

(Loss) income before taxes and	$(556)	$4,164	$(2,498)	$(2,271)	$(1,161)
extraordinary items
Income tax provision					(1,786)
Consolidated net income					$625

Cash and cash equivalents	$65,115	$223,646	$-	$816	$289,577
Other segment assets	3,267,471	15,386	-	1,079	3,283,936

Total segment assets	$3,332,586	$239,032	$-	$1,895	$3,573,513

Capital expenditures	$6,863	$337	$-	$13	$7,213

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows that are discounted to reflect current market rates and varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of the balance sheet date or that will be realized in the future.

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

Investments and Mortgage-Backed Securities:  Since quoted market prices are not available, fair value is estimated using quoted prices for similar securities. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which are annually updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading, see Note 10, Fair Value of Financial Assets, to the Consolidated Financial Statements.

Loans:  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available.  This technique does not contemplate an exit price under FASB ASC 820, Fair Value Measurements and Disclosures.

Bank-Owned Life Insurance:  The estimated fair value approximates the book value for this investment.

Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be essentially equal to its cost.  We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value.  As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, and (iii) the impact of legislative and regulatory changes on financial institutions and accordingly, the customer base of the FHLB and (iv) the liquidity position of the FHLB.  The FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  The FHLB is rated AAA and is likely to remain unchanged based on expectations that the FHLB has a very high degree of government support and was in compliance with all regulatory capital requirements as of September 30, 2010.  Based on the above, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of September 30, 2010.

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

The book value and estimated fair value of our financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$334,795	$334,795	$321,749	$321,749
Investment securities	48,922	48,907	45,517	45,479
Mortgage-backed securities	731,644	731,644	681,242	681,242
Loans, net (including loans held-for-sale)	2,472,541	2,485,999	2,479,155	2,487,129
Bank-owned life insurance	60,850	60,850	60,254	60,254
Stock in Federal Home Loan Bank of Pittsburgh	39,305	39,305	39,305	39,305
Accrued interest receivable	11,725	11,725	12,407	12,407

Financial liabilities:
Deposits	2,668,769	2,677,906	2,561,871	2,572,418
Borrowed funds	720,079	721,902	854,809	858,896
Accrued interest payable	10,486	10,486	4,240	4,240

The estimated fair value of our off-balance sheet financial instruments is as follows:

	September 30, 2010	December 31, 2009
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$3,822	$5,071
Standby letters of credit	117	317

10.  FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value beginning on January 1, 2008. The table below presents the balances of assets measured at fair value as of September 30, 2010 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
Description	(Level 1)	(Level 2)	(Level 3)	Value

	(in Thousands)
Assets measured at fair value on a recurring basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$567,976	$—	$567,976
FNMA	—	61,404	—	61,404
FHLMC	—	42,596	—	42,596
GNMA	—	47,236	—	47,236
U.S. Government and GSE	—	46,279	—	46,279
State and political subdivisions	—	2,614	—	2,614
Reverse mortgages	—	—	(529)	(529)
Trading securities		—	12,432	12,432
Total assets measured at fair value on a recurring basis	$—	$768,105	$11,903	$780,008

Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$5,145	$—	$5,145
Impaired loans - collateral dependent	—	66,613	—	66,613
	$—	$71,758
Total assets measured at fair value on a nonrecurring basis			$—	$71,758

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

Available for sale securities. As of September 30, 2010, securities classified as available for sale are reported at fair value using Level 2 inputs.  Included in the level 2 total are approximately $46.3 million in Federal GSE debentures, $287.3 million in Federal GSE MBS, $431.9 million of private label MBS, and $2.6 million in municipal bonds. GSE and MBS securities are predominately AAA-rated.  We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under ASC 820-10. As prescribed by ASC 820-10 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date.   The unobservable inputs reflect management’s estimates about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from similarly rated traunches of private label mortgage securities. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis. All of these assumptions require a significant degree of management judgment.

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

The changes in Level 3 assets measured at fair value are summarized as follows:

	Trading	Reverse
	Securities	Mortgages	Total
(In Thousands)

Balance at December 31, 2008	$10,816	$(61)	$10,755
Total net income (losses) for the period included in net income	1,367	(464)	903
Contractual monthly advances of principal	—	(5)	(5)
Balance at December 31, 2009	$12,183	$(530)	$11,653
Total net income (losses) for the period included in net income	249	(144)	105
Contractual monthly advances of principal	—	145	145
Balance at September 30, 2010	$12,432	$(529)	$11,903

Other real estate owned.  Other real estate owned consists of loan collateral which has been repossessed through foreclosure or through other measures. Foreclosed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. The fair value of our real estate owned was estimated using Level 2 inputs based on appraisals obtained from third parties.  During the three and nine months ended September 30, 2010, we recorded write-downs on other real estate owned of $209,000 and $2.4 million, respectively.

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a book value (net of any charge-offs previously taken) of $83.3 million and $73.2 million at September 30, 2010 and December 31, 2009, respectively.  The specific valuation allowance on impaired loans was $16.7 million, as of September 30, 2010 and $11.8 million as of December 31, 2009.   During the three and nine months ended September 30, 2010, we recorded net increases of $1.7 million and $4.9 million, respectively, in our allowance for loan loss as a result of adjusting the carrying value and estimated fair value on these collateral dependent impaired loans.

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

At September 30, 2010 there were fifty-three variable-rate swap transactions between the third party financial institutions and our customers, compared to forty-four at December 31, 2009.  The initial notional amount aggregated approximately $223.9 million at September 30, 2010 compared with $209.6 million at December 31, 2009.  At September 30, 2010, maturities ranged from approximately one month to twelve years.  The aggregate fair value of these swaps to the customers was a liability of $26.0 million at September 30, 2010 and $12.6 million at December 31, 2009.  At September 30, 2010 all of the swap transactions were in a paying position to third-party financial institutions and the Bank held a reserve against these swaps totaling $265,000.

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

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
(In Thousands)

Service cost	$43	$40	$128	$120
Interest cost	38	35	114	105
Amortization of transition obligation	15	15	45	45
Net loss recognition	3	4	9	13
Net periodic benefit cost	$99	$94	$296	$283

13.  NONINTEREST EXPENSES

During the nine months ended September 30, 2010, we recorded a $4.5 million non-routine charge, and subsequent recovery, as follows:

•
On February 19, 2010, WSFS reported in a regulatory filing that an executive of an armored car company that served as a vendor for several of Cash Connect’s customers (the “Courier”), engaged in embezzlement.  In the first quarter of 2010, we recorded a $4.5 million loss related to funds not immediately recoverable by Cash Connect.  This charge is included in noninterest expenses in the Consolidated Statement of Operations for the nine months ended September 30, 2010.

•
During the third quarter of 2010, we received a full recovery of this previously-recorded $4.5 million charge.  This recovery is included in noninterest expenses in the Consolidated Statement of Operations for the three and nine months ended September 30, 2010.

During the nine months ended September 30, 2009, we incurred $5.7 million of charges we consider to be non-routine.  These charges are included in noninterest expenses in the Consolidated Statement of Operations and include the following:

•
A $1.6 million charge resulting from management’s decision to conduct an orderly wind-down of 1st Reverse.  The charge represents the write-off of all related goodwill and intangibles, uncollectable receivables and our remaining investment in that subsidiary (reflected in other operating expenses).

•	A $1.7 million insurance premium charged by the FDIC representing our share of the special assessment levied on the banking industry at September 30, 2009 (reflected in FDIC expenses).

•
A $1.5 million charge related to the previously disclosed fraudulent wire transfer activity affecting the accounts of two customers ($1.3 million reflected in other operating expenses and $201,000 reflected in Professional fees).

•	A $935,000 expenses related to due diligence on an acquisition prospect in which discussion were terminated (reflected in Professional fees).

14. STOCK AND COMMON STOCK WARRANTS

The Company entered into a purchase agreement with the U.S. Treasury on January 23, 2009, pursuant to which the Company issued and sold 52,625 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of the Company’s common stock at an exercise price of $45.08 per share. The Company is paying the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year. The Company has declared and paid $2.0 million in preferred stock dividends during the nine months ended September 30, 2010.

The Company allocated total proceeds of $52.6 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000, respectively, on January 23, 2009. The preferred stock discount will be accreted, on an effective yield method, to preferred stock over five years. The Company has accreted a total of $104,000 during the nine months ended September 30, 2010 relating to the discount on preferred stock.

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

In August 2010, the Company completed an underwritten public offering of 1,370,000 shares of common stock.  The offering was priced at $36.50 per share, a slight premium to the prior day’s closing price, and raised $47.1 million, net of $2.9 million of costs.

15.  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and has not identified any subsequent events requiring recognition or disclosures in the financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. (“Montchanin”). We also have three unconsolidated affiliates, WSFS Capital Trust III, WSFS Capital Trust IV and WSFS Capital Trust V (“the Trusts”). WSFS Bank has a fully-owned subsidiary, WSFS Investment Group, Inc., which markets various third-party insurance products and securities through the Bank’s retail banking system.

Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions.  Cypress had approximately $487 million in assets under management at September 30, 2010 compared to approximately $458 million at December 31, 2009.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses and deferred taxes. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following are critical accounting policies that involve more significant judgments and estimates:

Allowance for Loan Losses

We maintain allowances for loan losses and charge losses to these allowances when realized. We consider the determination of the allowance for loan losses to be critical because it requires significant judgment reflecting our best estimate of impairment related to specifically evaluated impaired  loans as well as the inherent risk of loss for those in the remaining loan portfolio. Our evaluation is based upon a continuing review of the portfolio, with consideration given to evaluations resulting from examinations performed by regulatory authorities.

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  No valuation allowance is required as of September 30, 2010 and December 31, 2009.

Fair Value Measurements

We adopted FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.  See Note 10, Fair Value Measurements.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment.  As of September 30, 2010, goodwill totaled $10.9 million, the majority of which is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008.  In addition, amortizing intangibles totaled $2.4 million as of September 30, 2010 compared to $2.8 million at December 31, 2009.

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

We review our goodwill and intangibles for impairment annually.  Goodwill and intangibles are also evaluated for impairment between annual tests if an event occurs or circumstances change that would cause a reduction in the fair value below its carrying value.  No such events or circumstances occurred during the third quarter of 2010. As of December 31, 2009, we retained a third-party valuation firm to assist in our Step 1 test for potential goodwill impairment of the WSFS Bank reporting unit.  The valuation incorporated both income and market based analyses and indicated the fair value of our WSFS Bank reporting unit was 3.7% above the carrying amount, therefore in accordance with FASB ASC 350-20-35-6; the Step 2 analysis was not required.

As of September 30, 2010, goodwill and other intangible assets were not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $50.4 million, or 1%, during the nine months ended September 30, 2010.  Mortgage-backed securities increased $50.4 million, or 7% and cash and cash equivalents increased $13.0 million, or 4%. Partially offsetting these increases was a decrease in total loans of $6.6 million, or less than 1%. The decrease in loans was mainly attributable to a planned decrease in construction loans which decreased $47.7 million, or 21%, from December 31, 2009 and residential mortgage loans which decreased by $22.2 million over the same period. Partially offsetting the decrease in construction and residential mortgage loans was an increase in commercial and industrial loans of $68.0 million, or 6%, due to the addition of new customer relationships, as well as an increase of $26.4 million, or 5%, in commercial real estate loans with growth mainly in owner-occupied properties.

Our credit policy includes a “House Limit” to one borrowing relationship of $20 million.  In extraordinary circumstances, we will approve exceptions to the “House Limit”.  Currently we have nine relationships that exceed this limit with outstanding balances of $187.9 million.  Those nine relationships were allowed to exceed the “House Limit” because either the relationship contained several loans/borrowers that have no economic relationship (typically real estate investors with amounts diversified across a number of properties) or the exposure was marginally in excess of the “House Limit” and the credit profile was deemed strong.

Total liabilities decreased $17.5 million, or less than 1%, between December 31, 2009 and September 30, 2010 to $3.4 billion.  This decrease was mainly due to a $167.9 million, or 27% decrease, in Federal Home Loan Bank (FHLB) advances as well as a decrease in brokered deposits of $95.3 million or 28%.  Offsetting these decreases were increases in customer deposits of $175.9 million, or 8%, other borrowed funds of $33.2 million, or 45%, and other jumbo certificates of deposit of $26.3 million or 38%.  These changes continued to improve our funding mix as deposit growth reduced our use of wholesale funding.  As of September 30, 2010 our top ten depositors represented $342.5 million in balances.  These balances included corporate and public fund accounts in our local and contiguous markets.

Capital Resources

Stockholders’ equity increased $67.9 million between December 31, 2009 and September 30, 2010.  This increase was mainly due to $47.1 million in proceeds from the stock offering in the third quarter.  Also contributing to the increase was net income of $12.0 million as well as an $11.5 million increase in the fair value of securities available-for-sale taken through other comprehensive income.  The increase in net unrealized gains in our available-for-sale securities portfolio occurred despite the fact that we recognized notable gains from the sale of securities from this portfolio during the nine months ended September 30, 2010.  Partially offsetting these increases was the payment of $4.6 million in common and preferred dividends during the nine months ended September 30, 2010.

Tangible common book value per common share was $35.82 at September 30, 2010, and increased $2.55, or 8%, from the $33.27 reported at December 31, 2009.  The Company’s tangible common equity ratio increased 173 basis points to 8.04% at the end of the third quarter.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of September 30, 2010 (dollars in thousands):
	Consolidated Bank Capital		For Capital Adequacy Purposes
					To be Well-Capitalized Under Prompt Corrective Action Provisions
		% of		% of		% of
	Amount	Assets	Amount	Assets	Amount	Assets

Total Capital (to Risk-Weighted Assets)	$372,418	12.80%	$232,723	8.00%	$290,904	10.00%
Core Capital (to Adjusted Total Assets)	335,914	8.91	150,817	4.00	188,521	5.00
Tangible Capital (to Tangible Assets)	335,914	8.91	56,556	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	335,914	11.55	116,361	4.00	174,542	6.00

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

At September 30, 2010, the Bank was in compliance with regulatory capital requirements and is considered a “well-capitalized” institution.  The Bank’s core capital ratio of 8.91%, Tier 1 capital ratio of 11.55% and total risk based capital ratio of 12.80%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the regulator’s highest capital rating.  In addition, and not included in Bank Capital, the Holding Company held $75.0 million in cash to support dividends, acquisitions, strategic growth plans, and help with the eventual repurchase of securities sold to the Treasury under the CPP Plan, which would require regulatory approval.

Liquidity

We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee.  We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits.  Also, liquidity risk management is a primary area of examination by the OTS.

As a financial institution, the Bank has ready access to several sources to fund growth and meet its liquidity needs.  Among these are: net income, retail deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements, access to the Fed Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities and government sponsored enterprises (“GSE”) notes that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash.  Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

During the nine months ended September 30, 2010, cash and cash equivalents increased $13.0 million to $334.8 million.  The increase was a result of the following: a $235.4 million increase in cash provided through increases in demand, savings, and time deposits; an increase in cash of $54.9 million provided by operating activities; and a $47.1 million common equity offering (net of offering costs).  Offsetting these increases in cash were: $167.9 million in repayments of net borrowings from the FHLB; a $95.9 million decrease in brokered deposits; $29.4 million of net purchases of mortgage-backed securities available-for-sale (purchases partially offset by repayments and sales); and a $27.1 million net increase in loans.

NONPERFORMING ASSETS

The following table shows our nonperforming assets and past due loans at the dates indicated. Nonperforming assets include nonaccruing loans, nonperforming real estate, assets acquired through foreclosure and restructured mortgage and home equity consumer debt. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days and the loan is not considered both well secured and in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest.

	September 30,	December 31,
	2010	2009
	(In Thousands)
Nonaccruing loans:
Commercial	$18,486	$8,328
Consumer	2,679	818
Commercial mortgage	5,015	2,156
Residential mortgage	11,485	9,958
Construction	38,138	44,681

Total nonaccruing loans	75,803	65,941
Assets acquired through foreclosure	5,145	8,945
Troubled debt restructuring (1)	7,510	7,274

Total nonperforming assets	$88,458	$82,160

Past due loans:(2)
Residential mortgages	860	1,221
Commercial and commercial mortgages	-	105
Consumer	-	97

Total past due loans	$860	$1,423

Ratios:
Nonaccruing loans to total loans (3)	3.00%	2.61%
Allowance for loan losses to total loans (3)	2.55%	2.12%
Nonperforming assets to total assets	2.33%	2.19%
Loan loss allowance to nonaccruing loans (4)	63.03%	63.10%

(1)   Nonaccruing TDRs are included in their respective categories of nonaccruing loans.
(2)   Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(3)  Total loans exclude loans held for sale.
(4)   Total applicable allowance represents general valuation allowances only.

Nonperforming assets increased $6.3 million between December 31, 2009 and September 30, 2010.  As a result, nonperforming assets as a ratio of total assets increased to 2.33% at September 30, 2010 from 2.19% at December 31, 2009.  A reduction in nonperforming construction loans was more than offset by new nonperforming commercial business and retail mortgage loans.  Nonperforming construction loans decreased by approximately $6.5 million during nine months ended September 30, 2010 as a result of proactive credit management and resolution of problem assets.  Assets acquired through foreclosure decreased by $3.8 million primarily due to our continued proactive credit management and resolution of problem assets.  We continue to hold and actively manage a few larger loans as well as aggressively dealing with nonperforming assets; as a result the level of nonperforming assets is expected to continue to show volatility.

At September 30, 2010, the Bank had a Letter of Credit outstanding in support of $8.7 million of bonds that funded a tax-exempt entity currently experiencing financial stress.  It is expected the letter of credit will be drafted upon in the fourth quarter of 2010, at which time the letter of credit exposure will convert to a loan.   Should that occur, the entire relationship will be classified as an impaired asset due to the borrower’s inability to repay the loan.  The Bank’s exposure will be secured by collateral at a loan to value ratio of less than 50%, therefore, no reserves are expected to be recorded.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the
	nine months ended	For the year ended
	September 30, 2010	December 31, 2009

	(In Thousands)
Beginning balance	$82,160	$35,760
Additions	59,575	100,925
Collections	(28,394)	(19,133)
Transfers to accrual	(688)	(6,236)
Charge-offs / write-downs, net	(24,195)	(29,156)
Ending balance	$88,458	$82,160

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. Management regularly reviews our interest-rate sensitivity and adjusts the sensitivity within acceptable tolerance ranges established by the Board of Directors. At September 30, 2010, interest-bearing assets exceeded interest-earning liabilities that mature or reprice within one year (interest-sensitive gap) by $205.6 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 109.0% at June 30, 2010 to 110.7% at September 30, 2010. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 5.4% at September 30, 2010 from 4.5% at June 30, 2010. The change in sensitivity since June 30, 2010 reflects current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, management actively monitors and manages its interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a “Management of Interest Rate Risk, Investment Securities and Derivative Activities.”  This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at September 30, 2010  and 2009, calculated in compliance with Thrift Bulletin No. 13a:

	At September 30,
	2010		2009
Change in	% Change in		% Change in
Interest Rate (Basis Points)	Net Interest Margin (1)	Net Portfolio Value (2)	Net Interest Margin (1)	Net Portfolio Value (2)

+300	8%	10.72%	0%	8.12%
+200	5%	11.04%	-2%	8.77%
+100	3%	11.02%	-3%	8.93%
0	0%	11.02%	0%	9.60%
-100	-9%	10.51%	-5%	9.81%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at September 30, 2010 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates.  For example, mortgage banking revenues and expenses can fluctuate with changing interest rates.  These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Results of Operations

We recorded net income of $8.2 million or earnings per diluted common share of $0.94 for the third quarter of 2010.  This compares to breakeven net income or loss per common share of $0.10 in the third quarter of 2009 (after preferred stock dividends and accretion of the related discount).  Earnings for the third quarter of 2010 were impacted by the previously disclosed and expected full recovery of a $4.5 million (pre-tax) ATM loss recorded during the first quarter of 2010.  In addition, net interest income increased $3.9 million over the same quarter of 2009.  As a result, the net interest margin increased 26 basis points from 3.35% for the quarter ended September 30, 2009 to 3.61% for the three months ended September 30, 2010.  In addition, the provision for loan loss decreased $5.5 million to $10.0 million during the third quarter of 2010 compared to $15.5 million for the third quarter of 2009.

Net income for the first nine months of 2010 was $12.0 million or $1.33 per diluted common share.  This compared to a net income of $625,000 or a loss of $0.20 per common share for the nine months ended September 30, 2009 (after preferred stock dividends and accretion of the related discount).  Consistent with the quarterly results, earnings for the first nine months of 2010 were impacted by higher net interest income of $13.6 million as the net interest margin increased 38 basis points from 3.23% for the nine months ended September 30, 2009 to 3.61% for the nine months ended September 30, 2010.  In addition, the provision for loan loss decreased $3.2 million to $32.0 million during the nine months ended September 30, 2010 from $35.1 million during the first nine months of 2009 and expenses decreased $1.4 million.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three months ended September 30,
		2010			2009
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)

Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$733,562	$8,587	4.68%	$759,139	$8,731	4.60%
Residential real estate loans	341,033	4,275	5.01	395,705	5,236	5.29
Commercial loans	1,176,232	15,236	5.16	1,102,937	14,531	5.25
Consumer loans	290,346	3,566	4.87	301,604	3,785	4.98
Total loans	2,541,173	31,664	5.03	2,559,385	32,283	5.09
Mortgage-backed securities (4)	743,832	8,699	4.68	530,673	6,435	4.85
Investment securities (4) (5)	47,173	216	1.83	47,403	412	3.49
Other interest-earning assets	39,920	-	-	39,618	-	-
Total interest-earning assets	3,372,098	40,579	4.85	3,177,079	39,130	4.96
Allowance for loan losses	(64,428)			(41,780)
Cash and due from banks	57,328			55,481
Cash in non-owned ATMs	269,529			225,740
Bank-owned life insurance	60,732			59,859
Other noninterest-earning assets	98,863			95,767
Total assets	$3,794,122			$3,572,146

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$263,428	$102	0.15%	$234,621	$158	0.27%
Money market	628,124	1,016	0.64	477,857	1,411	1.17
Savings	242,831	127	0.21	223,041	123	0.22
Customer time deposits	681,424	3,500	2.04	678,059	4,832	2.83
Total interest-bearing customer deposits	1,815,807	4,745	1.04	1,613,578	6,524	1.60
Other jumbo certificates of deposit	91,476	406	1.76	63,146	439	2.76
Brokered certificates of deposit	295,948	439	0.59	347,297	615	0.70
Total interest-bearing deposits	2,203,231	5,590	1.01	2,024,021	7,578	1.49
FHLB of Pittsburgh advances	515,259	3,818	2.90	551,267	4,221	3.00
Trust preferred borrowings	67,011	370	2.16	67,011	389	2.27
Other borrowed funds	187,124	624	1.33	203,474	649	1.28
Total interest-bearing liabilities	2,972,625	10,402	1.40	2,845,773	12,837	1.80
Noninterest-bearing demand deposits	446,741			409,437
Other noninterest-bearing liabilities	26,698			37,514
Stockholders' equity	348,058			279,422
Total liabilities and stockholders' equity	$3,794,122			$3,572,146

Excess of interest-earning assets over
interest-bearing liabilities	$399,473			$331,306

Net interest and dividend income		$30,177			$26,293

Interest rate spread			3.45%			3.16%

Net interest margin			3.61%			3.35%

(1) Weighted average yields have been computed on a tax-equivalent basis (includes $274,000 and $276,000 for the third quarters of 2010 and 2009, respectively) using a 35% effective tax rate.

(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes securities available-for-sale at fair value.
(5) Includes reverse mortgages.

	Nine months ended September 30,
		2010			2009
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)

Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$738,018	$26,080	4.71%	$786,900	$27,356	4.64%
Residential real estate loans	347,630	13,268	5.09	411,844	16,947	5.49
Commercial loans	1,148,095	44,357	5.19	1,044,873	40,359	5.20
Consumer loans	294,846	10,792	4.89	300,520	11,351	5.05
Total loans	2,528,589	94,497	5.03	2,544,137	96,013	5.07
Mortgage-backed securities (4)	743,903	27,370	4.91	559,319	20,719	4.94
Investment securities (4) (5)	45,830	718	2.09	47,987	1,044	2.90
Other interest-earning assets	39,916	6	0.02	39,689	-	-
Total interest-earning assets	3,358,238	122,591	4.90	3,191,132	117,776	4.96
Allowance for loan losses	(60,276)			(37,098)
Cash and due from banks	59,877			57,169
Cash in non-owned ATMs	257,483			193,917
Bank-owned life insurance	60,529			59,633
Other noninterest-earning assets	109,528			94,364
Total assets	$3,785,379			$3,559,117

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$259,106	$321	0.17%	$227,371	$514	0.30%
Money market	606,722	3,311	0.73	392,730	3,458	1.18
Savings	238,345	362	0.20	221,300	403	0.24
Customer time deposits	671,703	10,886	2.17	660,810	15,512	3.14
Total interest-bearing customer deposits	1,775,876	14,880	1.12	1,502,211	19,887	1.77
Other jumbo certificates of deposit	84,580	1,278	2.02	77,751	1,417	2.44
Brokered certificates of deposit	320,666	1,497	0.62	338,531	2,126	0.84
Total interest-bearing deposits	2,181,122	17,655	1.08	1,918,493	23,430	1.63
FHLB of Pittsburgh advances	575,186	11,812	2.71	670,494	14,366	2.83
Trust preferred borrowings	67,011	1,047	2.06	67,011	1,449	2.85
Other borrowed funds	180,197	1,859	1.38	213,671	1,967	1.23
Total interest-bearing liabilities	3,003,516	32,373	1.44	2,869,669	41,212	1.91
Noninterest-bearing demand deposits	432,693			384,150
Other noninterest-bearing liabilities	26,117			32,531
Stockholders' equity	323,053			272,767
Total liabilities and stockholders' equity	$3,785,379			$3,559,117

Excess of interest-earning assets over
interest-bearing liabilities	$354,722			$321,463

Net interest and dividend income		$90,218			$76,564

Interest rate spread			3.46%			3.05%

Net interest margin			3.61%			3.23%

(1)  Weighted average yields have been computed on a tax-equivalent basis (includes $816,000 and $823,000 for the nine months ended September 30, 2010 and 2009, respectively) using a 35% effective tax rate.

(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes securities available-for-sale at fair value.
(5) Includes reverse mortgages.

       Net interest income for the third quarter of 2010 improved by $3.9 million, or 15% compared to the third quarter of 2009.  The net interest margin for the  third quarter of  2010 was 3.61%, up 26 basis points compared to 3.35% for the  third quarter of 2009.  During the quarter, net interest margin improved as the costs of interest bearing liabilities declined by 40 basis points compared to the third quarter 2009. The yield on interest earning assets declined 11 basis points as a result of sales and re-investment in the MBS portfolio and despite the fact that loan to deposit spreads increased markedly. The net interest margin continued to improve due to the Company’s ongoing active pricing management. A favorable change in the retail funding mix resulted from the growth in lower-costing, non-maturity deposits coupled with relatively little growth in higher-costing retail time deposits.

  Net interest income for the nine-month period ending September 30, 2010 was $90.2 million compared to $76.6 million for the same period in 2009. The $13.6 million increase in net interest income was the result of our active pricing management and improving funding mix from the prior year.  The net interest margin for the first nine months of 2010 was 3.61%, up 38 basis points from the same period in 2009.

Allowance for Loan Losses

We maintain allowances for loan losses and charge losses against these allowances when such losses are identified. The determination of the allowance for loan losses requires significant judgment reflecting management’s best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

   We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (“SAB 102”). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial, commercial real estate and construction and land development loans; and allowances for pooled homogenous loans.

   Specific reserves are established for certain impaired loans as required by FASB ASC 310, Receivables (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15).

The formula allowances for commercial and commercial real estate loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For lower risk commercial and commercial real estate loans the portfolio is pooled, based on internal risk grade, and estimates are based on a ten-year net charge-off history. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the probability of loss should default occur. Loss adjustment factors are applied based on criteria discussed below. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the allowance for loan losses.

Pooled loans are loans that are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are based on a ten-year net charge-off history. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and homogeneous loan pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information and historical loss adjustment factors.

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

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses.  We also give consideration to the results of these regulatory examinations.

The provision for loan losses was $10.0 million in the third quarter of 2010 compared to $15.5 million in the same quarter of 2009.  The decrease in the provision for loan loss reflects continued credit stabilization during the third quarter.  The provision for loan losses for the first nine months ending September 30, 2010 was $32.0 compared to $35.1 for the first nine months ending September 30, 2009.  During the third quarter of 2010, we continued to increase our allowance for loan losses by providing reserves in excess of net charge-offs.

The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	Nine months ended September 30,
	2010	2009

	(Dollars in Thousands)

Beginning balance	$53,446	$31,189
Provision for loan losses	31,980	35,133

Charge-offs:
Residential real estate	1,580	756
Commercial real estate	3,083	534
Construction	5,231	7,094
Commercial	7,820	3,587
Overdrafts	726	889
Consumer	4,231	1,605
Total charge-offs	22,671	14,465

Recoveries:
Residential real estate	19	31
Commercial real estate	68	4
Construction	950	48
Commercial	288	86
Overdrafts	290	306
Consumer	108	53
Total recoveries	1,723	528

Net charge-offs	20,948	13,937
Ending balance	$64,478	$52,385

Net charge-offs to average gross loans outstanding, net of unearned income (1)
	1.11%	0.75%

(1) Ratios for the nine months ended September 30, 2010 and September 30, 2009 are annualized.

Noninterest Income

Noninterest income for the quarter ended September 30, 2010 of $14.4 million was essentially flat compared to $14.5 million for the third quarter of 2009.  Noninterest income for the third quarter of 2009 included $614,000 of loan fees from 1st Reverse, our reverse mortgage subsidiary that was closed during 2009, $394,000 from a bulk residential mortgage sale and $1.9 million of securities gains, (2009 total of $2.9 million), while noninterest income during the third quarter of 2010 included a gain of $290,000 from the sale of the merchant services portfolio as well as $1.8 million in securities gains, (2010 total of $2.0 million).  Excluding these items, noninterest income for the third quarter of 2010 increased $724,000, mainly due to increased fee income from credit/debit card and ATM income of $611,000.  This increase was primarily due to growth in prime-based bailment fees at Cash Connect (our ATM division) and deposit accounts.  In addition, mortgage banking activities increased $218,000 during the third quarter of 2010 due to our ongoing mortgage banking strategy.  Partially offsetting these increases were lower deposit service charges as a result of the impact of “Regulation E” deposit charge changes that became effective on August 15, 2010.

Noninterest income for the nine months ended September 30, 2010 of $38.0 million was essentially flat compared to $38.3 million for the nine months ended 2009.  Similar to the quarterly comparison noninterest income for 2009 included $2.0 million of loan fees from 1st Reverse and $3.2 million of securities gains, as well as $394,000 from a bulk residential mortgage sale (2009 total of $5.6 million), while noninterest income during the same time period of 2010 included a gain of $290,000 from the sale of the merchant services portfolio as well as $2.0 million in securities gains, (2010 total of $2.3 million).  Excluding these items, noninterest income for the nine months ended, September, 30, 2010 increased $3.0 million.  The majority of this increase is due to fee income of $2.0 million from growth in fees at Cash Connect and deposit accounts as previously discussed.  In addition, income from investment advisory services increased $244,000.  Partially offsetting these increases were lower deposit service charges as a result of the impact of the “Regulation E” changes discussed above.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2010 was $22.1 million, a decrease of $3.5 million, or 14%, over the $25.6 million reported for the same period in 2009.  This decrease is due to the previously discussed full recovery of a prior period ATM loss totaling $4.5 million during the third quarter of 2010.  For further discussion on this non-routine item see Note 13, Noninterest Expenses.  Excluding this item, noninterest expenses increased $1.0 million.  This increase was mainly due to additional professional fees which included $383,000 of consulting expenses related to the Company’s Creative Opportunities for Revenues and Expenses (CORE) program as well as $127,000 of transaction expenses related to the planned CB&T acquisition.  In addition, FDIC expenses increased by $312,000 as a result of increased deposit balances.  Otherwise, changes in expense reflected the growth opportunities the Company has taken advantage of over the last year including: the renovation of one branch and the relocation of two additional branches; the addition of 4 commercial lending relationship managers; and the addition of 7 experienced credit and asset disposition professionals.  Savings from the CORE program benefitted the Company and helped support this franchise growth.

Noninterest expense for the nine months ended September 30, 2010 was $79.5 million, a decrease of $1.4 million, or 2%, over the $80.9 million reported for the same period in 2009.  The nine months ended September 30, 2009 included several non-routine charges.  For further discussion of non-routine charges see Note 13, Noninterest Expenses.  Separate from the non-routine charges, loan workout and OREO expenses increased $1.4 million from the nine months ended September 30, 2009 and, consistent with the quarter, reflect our asset disposition efforts.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns.   Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences.  We recorded an income tax provision of $4.3 million and $4.7 million during the three and nine months ended September 30, 2010, respectively, compared to an income tax benefit of $222,000 and $1.8 million for the same periods in 2009.  The first quarter of 2010 and 2009 included tax benefits of $899,000 and $854,000, respectively, resulting from a decrease in the Company’s income tax reserve due to the expiration of the statute of limitations on certain tax items.  This benefit will not be recognized in future years.  The Company’s effective tax rate was 34.4% and 28.2% for the three and nine months ended September 30, 2010 compared to 100.5% and 153.8% during the same periods in 2009.  Excluding the statute of limitations related benefit, our effective tax rates were 34.4% and 33.6% for the three and nine months ended September 30, 2010 compared to 100.5% and 80.3% during the same periods in 2009.   The effective tax rates in 2009 were impacted by the relatively small losses incurred during each period combined with the effect of our tax-exempt income.

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

In January 2010, the FASB issued an update (Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820, Fair Value Measurements and Disclosures. The update provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements.  Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers.  In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard is effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which is not effective until reporting periods beginning after December 15, 2010.  There was no transfer into or out of Level 1 or Level 2 of the fair value hierarchy in the first nine months of 2010.  Adoption of the not yet applicable section of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In February 2010, the FASB issued an update (Accounting Standards update No. 2010-09, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements) impacting FASB ASC 855, Subsequent Events (‘ASC 855”).  This update addresses the conflict of requirements with the SEC’s reporting requirements and clarifies the definition of “revised financial statements.”  Specifically, this update removes the “reviewed through date” disclosure requirements for companies deemed to be an SEC filer.  The adoption of this guidance did not have a material impact on our financial statements.

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

On June 28, 2010 the Board of Directors of the FDIC adopted a final ruling extending the Transaction Account Guarantee (“TAG”) program to December 31, 2010.  And, as of September 27, 2010 the FDIC has proposed no further extension of the TAG program past December 31, 2010.  We have chosen to participate in the extension program.

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

On August 10, 2010 the Board of Directors of the FDIC adopted a final ruling permanently increasing the standard maximum deposit insurance amount from $100,000 to $250,000, which became effective on July 22, 2010.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

We are not engaged in any legal proceedings of a material nature at September 30, 2010. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

Item 1A. Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2009 and the Company’s Form 10-Q for the quarterly period ended June 30, 2010, previously filed with the Securities and Exchange Commission.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 There were no shares repurchased during the quarter ended September 30, 2010.

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

WSFS FINANCIAL CORPORATION

Date:	November 9, 2010	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	November 9, 2010	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer