Form 10-K
period 2010-12-31
WSFS FINANCIAL CORP
filed 2011-03-16
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES __ NO __X___

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
   Large accelerated filer_____  Accelerated filer   X   Non-accelerated filer ___ Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ____ No __X___

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on NASDAQ as of June 30, 2010 was $194,037,000. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

As of March 10, 2011, there were issued and outstanding 8,591,516 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2011 are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K and exhibits thereto, which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements, which are based on various assumptions (some of which may be beyond the Company’s control) are subject to risks and uncertainties and other factors which could cause actual results to differ materially from those currently anticipated.  Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which the Company operates; the volatility of the financial and securities markets, including changes with respect to the market value of our financial assets; expected revenue synergies and cost savings from the acquisition of Christiana Bank & Trust Company ("CB&T") may not be fully realized or realized within the expected time frame; revenues following the acquisition of CB&T may be lower than expected; customer and employee relationships and business operations may be disrupted by the acquisition; changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other things, eliminates the OTS as our primary regulator and as a result our new regulator will be the Board of Governors of the Federal Reserve System, and WSFS Bank’s new primary banking regulator will be the Office of the Comptroller of the Currency, and potential expenses associated therewith; changes resulting from our participation in the CPP including additional conditions that may be imposed in the future on participating companies; and the costs associated with resolving any problem loans and other risks and uncertainties, discussed in documents filed by WSFS Financial Corporation with the Securities and Exchange Commission from time to time.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1. BUSINESS

OUR BUSINESS

WSFS Financial Corporation is parent to Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), the seventh oldest bank and trust in the United States continuously operating under the same name. A permanent fixture in this community, WSFS has been in operation for more than 179 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. It is a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, one of the top commercial lenders in the state, the fourth largest bank in terms of Delaware deposits and one of the top 100 trust companies in the country.  We state our mission simply: We Stand for Service and Strengthening Our Communities.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.0 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 42 banking and trust offices located in Delaware (35), Pennsylvania (5), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

In 2010 we acquired Christiana Bank & Trust Company (“CB&T”) and established our Christiana Trust division.  The Christiana Trust division provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada and has over $7 billion in assets under administration.  These services are provided to both individuals and families as well as corporations and institutions.  The Christiana Trust division provides these services to customers locally, nationally and internationally making use of the advantages of its branch facilities in Delaware and Nevada.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $339 million in vault cash in more than 10,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 332 ATMs for WSFS Bank, which owns, by far, the largest branded ATM network in Delaware.

WSFS POINTS OF DIFFERENTIATION

While all banks offer similar products and services, we believe that WSFS has set itself apart from other banks in our market and the industry in general. Also, community banks including WSFS have been able to distinguish themselves from large national or international banks that fail to provide their customers with the service levels, responsiveness and local decision making they want. The following factors summarize what we believe are our points of differentiation.

Building Associate Engagement and Customer Advocacy

Our business model is built on a concept called Human Sigma, which we have implemented in our strategy of “Engaged Associates delivering Stellar Service to create Customer Advocates”, resulting in a high performing, very profitable company. The Human Sigma model, identified by Gallup, Inc., begins with Associates who have taken ownership of their jobs and therefore perform at a higher level.  We invest significantly in recruitment, training, development and talent management as our Associates are the cornerstone of our model.  This strategy motivates Associates, and unleashes innovation and productivity to engage our most valuable asset, our customers, by providing them Stellar Service experiences.  As a result, we create Customer Advocates, or customers who have built an emotional attachment to the Bank. Research studies continue to show a direct link between Associate engagement, customer engagement and a company’s financial performance.

Surveys conducted for us by Gallup, Inc. indicate:

•
Our Associate Engagement scores consistently rank in the top quartile of companies polled. In 2010 our engagement ratio was 14.0:1, which means there are 14 engaged Associates for every disengaged Associate. This compares to a 2.6:1 ratio in 2003 and a national average of 1.8:1.  Gallup, Inc. defines “world-class” as 8:1.

•
Customer surveys rank us in the top 10% of all companies Gallup, Inc. surveys, a “world class” rating. More than 44% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “I can’t imagine a world without WSFS.”

    We believe that by fostering a culture of engaged and empowered Associates, we have become an employer of choice in our market. During each of the past five years, we were ranked among the top five “Best Places to Work” by The Wilmington News Journal and in 2010, for the second year in a row; we were recognized by the News Journal as the “Top Work Place” for large corporations in the State of Delaware.

Community Banking Model

Our size and community banking model play a key role in our success. Our approach to business combines a service-oriented culture with a strong complement of products and services, all aimed at meeting the needs of our retail and business customers. We believe the essence of being a community bank means that we are:

●	Small enough to offer customers responsive, personalized service and direct access to decision makers.

●	Large enough to provide all the products and services needed by our target market customers.

As the financial services industry has consolidated, many independent banks have been acquired by national companies that have centralized their decision-making authority away from their customers and focused their mass-marketing to a regional or even national customer base. We believe this trend has frustrated smaller business owners who have become accustomed to dealing directly with their bank’s senior executives and discouraged retail customers who often experience deteriorating levels of service in branches and other service outlets. Additionally, it frustrates bank employees who are no longer empowered to provide good and timely service to their customers.

WSFS Bank offers:

•	One point of contact. Each of our Relationship Managers is responsible for understanding his or her customers’ needs and bringing together the right resources in the Bank to meet those needs.

•	A customized approach to our clients. We believe this gives us an advantage over our competitors who are too large or centralized to offer customized products or services.

•
Products and services that our customers value. This includes a broad array of banking, cash management and trust and wealth management products, as well as a legal lending limit high enough to meet the credit needs of our customers, especially as they grow.

•	Rapid response and a company that is easy to do business with. Our customers tell us this is an important differentiator from larger, in-market competitors.

Strong Market Demographics

Delaware is situated in the middle of the Washington, DC - New York corridor which includes the urban markets of Philadelphia and Baltimore. The state benefits from this urban concentration as well as from a unique political environment that has created a favorable law and legal structure, a business-friendly environment and a fair tax system.  Additionally, Delaware is one of only seven states with a AAA bond rating from the three predominant rating agencies. Delaware’s demographics compare favorably to U.S. economic and demographic averages.

(Most recent available statistics)	Delaware	National Average
Unemployment (For December 2010) (1)	8.5%	9.4%
Median Household Income (Average 2008) (2)	$58,380	$52,029
Population Growth (2000-2009) (3)	13.0%	9.1%
House Price Depreciation (last twelve months) (4)	(0.74)%	(3.95)%
House Price Depreciation (last five years) (4)	(6.67)%	(11.45)%
Average GDP Contraction (Average 2008-2009) (5)	(1.8)%	(2.1)%

(1) Bureau of Labor Statistics, Economy at a Glance
(2) U.S. Census Bureau, State & County Quick Facts
(3) U.S. Census Bureau, Population Estimates
(4) Federal Housing Finance Agency, All-Transaction Indexes
(5) Bureau of Economic Analysis, GDP by State

Balance Sheet Management

We put a great deal of focus on actively managing our balance sheet. This manifests itself in:

•
Prudent capital levels. Maintaining prudent capital levels is key to our operating philosophy. Our tangible common equity ratio was 7.18%.  All regulatory capital levels for WSFS Bank exceed well-capitalized levels. WSFS Bank’s Tier 1 capital ratio was 12.36% as of December 31, 2010, more than $190 million in excess of the 6% “well-capitalized” level, and our total risk-based capital ratio was 13.62%, compared to a “well-capitalized” level of 10.00%.

•
We maintain discipline in our lending, including planned portfolio diversification. Additionally, we take a proactive approach to identifying trends in our business and lending market and have responded to areas of concern. For instance, in 2005 we limited our exposure to construction and land development (CLD) loans as we anticipated an end to the expansion in housing prices.   As of December 31, 2010, CLD loans represent only 5% of our total loans. We have also increased our portfolio monitoring and reporting sophistication and hired additional senior credit administration and asset disposition professionals to manage our portfolio.  We diversify our loan portfolio to limit our exposure to any single type of credit. Such discipline supplements careful underwriting and the benefits of knowing our customers.

•
We seek to avoid credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing some marginal income. As a result, we have had no exposure to Freddie Mac or Fannie Mae preferred securities or Trust Preferred securities. Our security purchases have been almost exclusively AAA-rated credits. This philosophy and pre-purchase due diligence has allowed us to avoid the significant investment write-downs taken by many of our bank peers (only $86,000 of OTTI charges recorded during this cycle).

We have been subject to many of the same pressures facing the banking industry.  The extended recession has negatively impacted our customers and has driven increased loan loss provisioning and an increase in our delinquent loans, problem loans and charge-offs. The measures we have taken strengthen our credit position by diversifying risk and limiting exposure, but do not insulate us from the effects of this recession; however, during 2010 we have seen some asset quality stabilization and improvement in key leading indicators.

Disciplined Capital Management

We understand that our capital (or shareholders’ equity) belongs to our shareholders. They have entrusted this capital to us with the expectation that it will be kept safe and with the expectation that it will earn an adequate return. Mindful of this balance, we prudently but aggressively manage our shareholders’ capital.

Strong Performance Expectations

We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA), return on equity (ROE) and earnings per share (EPS) growth.  Management incentives are paid, in large part, based on driving performance in these areas. A “target” payment level is achieved only by reaching performance at the 60th percentile of a peer group of all publicly traded banks and thrifts in our size range. More details on this plan are included in our proxy statement.

As we navigate through this recession we are focused on strengthening our franchise to optimize financial performance when the recession subsides.  We are taking steps to strengthen net interest margin, enhance revenues and manage expenses as we continue to build market share.

Growth

Our successful long-term trend in lending and deposit gathering, along with Christiana’s long-term growth in assets under administration, has been the result of a focused strategy that provides the service and responsiveness and careful execution of a community bank and trust company in a consolidating marketplace. We will continue to grow by:

•
Recruiting and developing talented, service-minded Associates. We have successfully recruited Associates with strong community ties to strengthen our existing markets and provide a strong start in new communities. We also focus efforts on developing talent and leadership from our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS.

•	Embracing the Human Sigma concept. We are committed to building Associate engagement and customer advocacy as a way to differentiate ourselves and grow our franchise.

•	Continuing strong growth in commercial lending by:

o	Selectively building a presence in contiguous markets.
o	Offering our community banking model that combines Stellar Service with the banking products and services our business customers demand.
o	The addition of eight seasoned lending professionals during 2010 that have helped us to win customers in our Delaware and Southeastern Pennsylvania markets.

•
Aggressively growing deposits. We have energized our retail branch strategy by combining Stellar Service with an expanded and updated branch network. We have also implemented a number of additional measures to accelerate our deposit growth. As a result, this year we exceeded our long-term strategic goal to attain a 100% loan to customer funding (deposit) ratio well ahead of schedule.  We will continue to grow deposits by:

o	Opening new branches in Delaware and Southeastern Pennsylvania.
o	Renovating our existing retail branch network.
o	Further expanding our commercial customer relationships with deposit products.
o	Finding creative ways to build deposit market share such as targeted marketing programs.

o	Acquisitions such as the branch acquisition we completed in 2008 and the bank acquisition we completed in 2010.

•	Over the next several years we expect our growth will be comprised of approximately 80% organic and 20% through acquisition, although each year’s growth will reflect the opportunities available then.

•
Exploring niche businesses. We are an organization with an entrepreneurial spirit and we are open to the risk/reward proposition that comes with such businesses. We have developed a set of decision rules that will guide our consideration of future niche business opportunities.

Values

Our values address integrity, service, accountability, transparency, honesty, growth and desire to improve. They are the core of our culture, they make us who we are and we live them everyday.

We are:

•	Committed to always doing the right thing.

•	Empowered to serve our customers and communities.

•	Dedicated to openness and candor.

•	Driven to grow and improve.

Results

Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our shareholders.  Since 2006, our commercial loans have grown from $1.4 billion to $2.0 billion, a strong 10% compound annual growth rate (CAGR). Over the same period, customer deposits have grown from $1.5 billion to $2.6 billion, a 15% CAGR. More importantly, over the last decade, shareholder value has increased at a far greater rate than our banking peers and the market in general.  An investment of $100 in WSFS stock in 2000 would be worth $398 at December 31, 2010.  By comparison, $100 invested in the Dow Jones Total Market Index in 2000, would be worth $103 at December 31, 2010 and $100 invested in the Nasdaq Bank Index in 2000 would be worth $122 at December 31, 2010.

SUBSIDIARIES

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc.

WSFS Bank has two wholly owned subsidiaries, WSFS Investment Group, Inc. and Monarch Entity Services, LLC (“Monarch”).  WSFS Investment Group, Inc., markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through the Bank’s retail banking system and directly to the public.  Monarch provides commercial domicile services which include employees, directors, subleases and registered agent services in Delaware and Nevada.

Montchanin Capital Management, Inc. (“Montchanin”) provides asset management services in our primary market area.  Montchanin has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions and has approximately $483 million in assets under management at December 31, 2010

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY

Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INVESTMENT ACTIVITIES

At December 31, 2010, our total securities portfolio had a fair value of $765.8 million. Our strategy has been to avoid credit risk in our securities portfolio.

•	We own no collateralized debt obligations (“CDOs”), Bank Trust Preferred, Agency Preferred securities or equity securities in other FDIC insured banks or thrifts.

The portfolio is comprised of:

•	$49.6 million in Federal Agency debt securities with a maturity of five years or less.

•
$315.4 million of Government Sponsored Entity (“GSE”) mortgage-backed securities (“MBS”).  Of these, $116.4 million are sequential pay collateralized mortgage obligations (“CMOs”) with no contingent cash flows and $199.0 million are GSE MBS with 10-30 year original final maturities.

•
$387.0 million in non-GSE MBS.  The quality of this portfolio is evidenced by diversification among 87 different pools, strong credit enhancement, and the fact that it consists of all senior and short duration securities.

Of the 87 non-GSE securities, two securities with an amortized cost of only $3.3 million has been downgraded as of December 31, 2010.  Both were still rated above investment grade.  Based on stress tests of these two securities using proprietary models of two independent companies, management believes the collection of the contractual principal and interest is probable and therefore the unrealized losses are considered to be temporary.

Our short-term investment portfolio is intended to keep our funds fully employed at the maximum after-tax return, while maintaining acceptable credit, market and interest-rate risk limits, and providing needed liquidity under current circumstances.  In addition, our short-term taxable investments provide collateral for various Bank obligations.  Our short-term municipal securities provide for a portion of our CRA investment program compliance.  The amortized cost of investment securities and short-term investments by category stated in dollar amounts and as a percent of total assets, follow:

	At December 31,
	2010		2009		2008
		Percent of		Percent of		Percent of
	Amount	Assets	Amount	Assets	Amount	Assets
	(Dollars in Thousands)
Held-to-Maturity:

State and political subdivisions	$219	—%	$709	—%	$1,181	—%

Available-for-Sale:

Reverse Mortgages	(686)	—	(530)	—	(61)	—
State and political subdivisions	2,879	0.1	3,935	0.1	4,020	0.1
U.S. Government and agencies	49,691	1.2	40,695	1.1	43,778	1.3
	51,884	1.3	44,100	1.2	47,737	1.4
Short-term investments:

Interest-bearing deposits in other banks	254	—	1,090	—	216	—
	$52,357	1.3%	$45,899	1.2%	$49,134	1.4%

There were no sales of investment securities classified as available-for-sale or held-to-maturity during 2010, 2009 or 2008, and as a result, there were no net gains or losses realized on sales for those years.  Investment securities totaling $720,000, all of which were municipal bonds, were called by their issuers during 2010 and investment securities of $18.6 million, including municipal bonds of $566,000, were called by their issuers in 2009.  The cost basis for all investment security sales are based on the specific identification method.

The following table shows the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31,2010. Substantially all of the related interest and dividends represent taxable income.

	At December 31, 2010
			Weighted
			Average
	Amount		Yield (1)
	(Dollars in Thousands)
Held-to-Maturity:

State and political subdivisions (2):
Within one year	$	―	―	%
After one but within five years		―	―
After ten years		219	5.31

Total debt securities, held-to-maturity		219	5.31

Available-for-Sale:

Reverse Mortgages (3):
Within one year		(686)	―

State and political subdivisions (2):

Within one year	225	3.89
After one but within five years	2,325	4.21
After five but within ten years	329	4.50

	2,879	4.22

U.S. Government and agencies:
Within one year	11,010	2.64
After one but within five years	38,681	1.43

	49,691	1.70

Total debt securities, available-for-sale	51,884	1.86

Total debt securities	52,103	1.88

Short-term investments:

Interest-bearing deposits in other banks	254	―

Total short-term investments	254	―

	$52,357	1.87%

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

In addition to these investment securities, we have maintained an investment portfolio of mortgage-backed securities with an amortized cost basis of $702.4 million of which $12.4 million is classified as “trading”, is BBB+ rated and was purchased in conjunction with a 2002 reverse mortgage securitization.  At December 31, 2010, mortgage-backed securities with a fair value of $344.4 million were pledged as collateral, mainly for retail customer repurchase agreements and municipal deposits.  Accrued interest receivable for mortgage-backed securities was $2.6 million, $2.8 million and $2.1 million at December 31, 2010, 2009 and 2008, respectively.  Proceeds from the sale of mortgage-backed securities classified as available-for-sale totaled $154.7 million with a net gain on sale of $782,000 in 2010.  In 2009, proceeds from the sale of mortgage-backed securities classified as available-for-sale totaled $111.2 million with a net gain on sale of $2.0 million.  There were no sales of mortgage-backed securities available-for-sale in 2008.  Securities gains, net also included mark-to-market adjustments related to our trading BBB+ securities of a positive $249,000 in 2010, a positive $1.4 million in 2009 and a negative $1.6 million in 2008.

The following table shows the amortized cost of mortgage-backed securities and their related weighted average contractual rates at the end of the last three  years.

	At December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Available-for-Sale:

Collateralized mortgage obligations (1)	$490,946	5.14%	$519,527	5.44%	$419,177	5.12%
FNMA	89,226	3.20	61,603	3.63	35,578	4.19
FHLMC	43,970	3.44	44,536	3.87	30,477	4.44
GNMA	65,849	3.52	46,629	4.32	22,536	5.01
	$689,991	4.63%	$672,295	5.00%	$507,768	4.97%

Trading:

Collateralized mortgage obligations	$12,432	3.32%	$12,183	3.74%	$10,816	6.01%
(1) Includes GSE CMOs available-for-sale.

CREDIT EXTENSION ACTIVITIES

Over the past several years we have focused on growing the more profitable segments of our loan portfolio. Our current lending activity is concentrated on lending to small- to mid-sized businesses in the mid-Atlantic region of the United States, primarily in Delaware and contiguous counties in Pennsylvania, Maryland and New Jersey. In 2006, residential first mortgage loans comprised 23.5% of the loan portfolio, while the combination of commercial loans and commercial real estate loans made up 64.8%. In contrast, at December 31, 2010, residential first mortgage loans totaled only 12.6%, while commercial loans and commercial real estate loans have increased to a combined total of 77.8% of the loan portfolio. Traditionally, the majority of typical thrift institutions’ loan portfolios have consisted of first mortgage loans on residential properties.

The following table shows the composition of our loan portfolio at year-end for the last five years.
	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Types of Loans
Commercial real estate:
Commercial mortgage	$625,379	24.2%	$524,380	21.2%	$558,979	22.9%	$465,928	20.9%	$422,089	20.9%
Construction	140,832	5.5	231,625	9.3	251,508	10.3	276,939	12.4	241,931	12.0
Total commercial real estate	766,211	29.7	756,005	30.5	810,487	33.2	742,867	33.3	664,020	32.9
Commercial	1,239,102	48.1	1,120,807	45.2	942,920	38.6	787,539	35.3	643,918	31.9
Total commercial loans	2,005,313	77.8	1,876,812	75.7	1,753,407	71.8	1,530,406	68.6	1,307,938	64.8
Consumer loans:
Residential real estate (1)	323,410	12.6	357,250	14.4	425,018	17.4	449,853	20.1	474,871	23.5
Consumer	309,722	12.0	300,648	12.1	296,728	12.1	278,272	12.4	263,478	13.0
Total consumer loans	633,132	24.6	657,898	26.5	721,746	29.5	728,125	32.5	738,349	36.5

Gross loans	$2,638,445	102.4	$2,534,710	102.2	$2,475,153	101.3	$2,258,531	101.1	$2,046,287	101.3

Less:
Deferred fees (unearned income)	2,216	0.1	2,109	0.1	129	-	(701)	-	(838)	-
Allowance for loan losses	60,339	2.3	53,446	2.1	31,189	1.3	25,252	1.1	27,384	1.3

Net loans	$2,575,890	100.0%	$2,479,155	100.0%	$2,443,835	100.0%	$2,233,980	100.0%	$2,019,741	100.0%

(1) Includes $14,533, $8,377, $2,275, $2,418 and $925 of residential mortgage loans held-for-sale at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

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

	Less than	One to	Over
	One Year	Five Years	Five Years	Total
	(Dollars in thousands)

Commercial mortgage loans	$137,305	$336,711	$151,363	$625,379
Construction loans	113,433	17,004	10,395	140,832
Commercial loans	388,928	568,363	281,811	1,239,102
Real estate loans (1)	17,392	41,098	250,367	308,857
Consumer loans	228,134	43,459	38,129	309,722
Gross loans	$885,192	$1,006,635	$732,065	$2,623,892

Rate sensitivity:
Fixed	$110,877	$366,438	$211,678	$688,993
Adjustable (2)	774,315	640,197	520,387	1,934,899
Gross loans	$885,192	$1,006,635	$732,065	$2,623,892

(1) Excludes loans held-for-sale.
(2) Includes hybrid adjustable-rate mortgages.

Commercial Real Estate, Construction and Commercial Lending.

Pursuant to section 5(c) of the Home Owners’ Loan Act (“HOLA”), federal savings banks are generally permitted to invest up to 400% of their total regulatory capital in nonresidential real estate loans and up to 20% of its assets in commercial loans. As a federal savings bank that was formerly chartered as a Delaware savings bank, we have certain additional lending authority.

We offer commercial real estate mortgage loans on multi-family properties and other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.

We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction and automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to our prime rate, the “Wall Street” prime rate or London InterBank Offered Rate (“LIBOR”), in most cases, and are adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these items are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial lending staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2010, $193.4 million was committed for construction loans, of which $140.8 million was outstanding.

The remainder of our commercial lending includes loans for working capital, financing equipment acquisitions, business expansion and other business purposes. These loans generally range in amounts of up to

$10 million (with a few loans higher), and their terms range from less than one year to seven years. The loans generally carry variable interest rates indexed to our Wall Street prime rate, national prime rate or LIBOR, at the time of closing.

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

As of December 31, 2010, our commercial loan portfolio was $1.2 billion and represented 48% of our total loan portfolio.  These loans are diversified by industry, with no industry representing more than 11% of the portfolio.  There has been some weakness in this portfolio, primarily from smaller credits with most of these loans well below $1 million.  This weakness was mainly in the small business sector which has been affected by the prolonged economic downturn.

Our commercial real estate (“CRE”) portfolio was $766.2 million at December 31, 2010.  This portfolio is diversified by property type, with no type representing more than 24% of the portfolio.  The largest type is retail related (shopping centers, malls and other retail) with balances of $148.3 million.  The average loan size of a loan in the CRE portfolio is $1.4 million and we have only 26 loans greater than $5 million with three loans greater than $10 million.  Most significant projects are located in our geographic footprint and, while we have not experienced significant weakness to date, management continues to monitor this portfolio closely.

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

As of December 31, 2010, our construction loans totaled $140.8 million, or only 5.5% of our loan portfolio. Since 2005, we have imposed limits on each category of residential and commercial construction and land development (“CLD”) loans, as well as geographic sub-limits and a sub-limit on “land hold” CLD.  Residential CLD, one of the hardest hit sectors in today’s economy, represents only $68.7 million or 2.6% of the loan portfolio. Our average residential CLD loan is $1.3 million. Only one of our residential CLD loans exceeded $5.0 million and our largest geographic concentration (Sussex County, Delaware) represents only $27.0 million.  Our commercial CLD portfolio was only $58.1 million, or 2.2% of total loans.  We continue to reduce the amount of exposure we have to these types of loans.  We are recording very few new CLD loans.  The remaining amount of availability on existing loans is minimal and there are very few loans with interest reserves remaining.  Our “land hold” loans, which are land loans not currently being developed, were only $39.2 million, or less than 2% of total loans, at December 31, 2010.  Also included in the construction loan portfolio at December 31, 2010 was $13.9 million of owner-occupied constructon loans.

Federal law limits the extensions of credit to any one borrower to 15% of unimpaired capital (approximately $63.0 million), or 25% if the difference is secured by readily marketable collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2010, no borrower had collective outstandings exceeding these legal lending limits.  Only eight commercial relationships, when all loans related to the relationship are combined, reach outstandings in excess of $20.0 million and these relationships are collateralized by real estate, company assets, U.S. Treasuries and, in one relationship, a CD held at the Bank.

Residential Real Estate Lending.

Generally, we originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. We do not have any significant concentrations of such insurance with any one insurer. On a very limited basis, we originate or purchase loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2010, the balance of all such loans was approximately $4.5 million.

Generally, our residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by the Federal Home Loan Mortgage Corporation (“FHLMC”) and other secondary market participants to assure maximum eligibility for subsequent sale in the secondary market. Typically, we sell only those loans that are originated specifically with the intention to sell on a “flow” basis.

To protect the propriety of our liens, we require title insurance be obtained. We also require fire, extended coverage casualty and flood insurance (where applicable) for properties securing residential loans. All properties securing residential loans made by us are appraised by independent, licensed and certified appraisers and are subject to review in accordance with our standards.

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

Usually, the maximum rate on these loans is six percent above the initial interest rate. We underwrite adjustable-rate loans under standards consistent with private mortgage insurance and secondary market underwriting criteria. We do not originate adjustable-rate mortgages with payment limitations that could produce negative amortization.

The adjustable-rate mortgage loans in our loan portfolio help mitigate our risk to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of re-pricing adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow us to increase the sensitivity of our asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on our adjustable-rate mortgages will adjust sufficiently to compensate for increases to our cost of funds during periods of extreme interest rate increases.

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

We have a very limited amount of subprime loans, $12.4 million, at December 31, 2010 (0.47% of total loans) and no negative amortizing loans or interest only first mortgage loans. Subprime mortgage delinquencies of 14% in our small portfolio are a fraction of the national average of 26%, due to our underwriting and seasoning of these loans.

Consumer Lending.

Our primary consumer credit products (excluding first mortgage loans) are home equity lines of credit and equity-secured installment loans. At December 31, 2010, home equity lines of credit totaled $205.2 million and equity-secured installment loans totaled $82.2 million. In total, these product lines represent 92.8% of total consumer loans. Some home equity products granted a borrower credit availability of up to 100% of the appraised value (net of any senior mortgages) of their residence. Maximum loan to value (“LTV”) limits are 80% for primary residences and 75% for all other properties as of December 31, 2010.  Maximum LTV limits on all other properties remained at 75%.  At December 31, 2010, we had extended $329.0 million in home equity lines of credit. Home equity lines of credit offer customers potential Federal income tax advantages, the convenience of checkbook access, revolving credit features and are typically more attractive in the current low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured.  The risk on products like home equity loans is mitigated as they amortize over time.

Prior to 2009, we had not observed any significant adverse experience on home equity lines of credit or equity-secured installment loans but delinquencies and net charge-offs on these products have increased over the past two years, mainly as a result of the deteriorating economy, job losses and declining home values.

The following table shows our consumer loans at year-end, for the last five years.
	At December 31,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
		Consumer		Consumer		Consumer		Consumer		Consumer
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)

Equity secured installment loans	$82,188	26.5%	$102,727	34.2%	$131,550	44.3%	$147,551	53.0%	$141,708	53.8%
Home equity lines of credit	205,244	66.3	177,407	59.0	141,678	47.8	107,912	38.8	98,567	37.4
Automobile	1,097	0.4	1,135	0.4	1,134	0.4	1,159	0.4	1,702	0.7
Unsecured lines of credit	7,758	2.5	7,246	2.4	6,779	2.3	5,972	2.1	11,361	4.3
Other	13,435	4.3	12,133	4.0	15,587	5.2	15,678	5.7	10,140	3.8

Total consumer loans	$309,722	100%	$300,648	100%	$296,728	100%	$278,272	100%	$263,478	100%

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

During 2010, we originated $290.7 million of residential real estate loans. This compares to originations of $482.8 million in 2009. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers primarily in the mid-Atlantic region totaled $10.0 million for the year ended December 31, 2010 and $4.0 million for 2009. Residential real estate loan sales totaled $153.1 million in 2010 and $269.4 million in 2009.  We sell certain newly originated mortgage loans in the secondary market primarily to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment consistent with our current asset/liability management strategies.

At December 31, 2010, we serviced approximately $221.2 million of residential mortgage loans for others compared to $256.7 million at December 31, 2009. We also service residential mortgage loans for our own portfolio totaling $308.9 million and $348.9 million at December 31, 2010 and 2009, respectively.

We originate commercial real estate and commercial loans through our commercial lending division. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2010, we originated $576.9 million of commercial and commercial real estate loans compared with $502.7 million in 2009. To reduce our exposure on certain types of these loans, or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial real estate loan portfolio, typically through loan participations. Commercial real estate loan sales totaled $34.5 million and $23.5 million in 2010 and 2009, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans.

Our consumer lending activity is conducted mainly through our branch offices. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.

During 2006, we formed a new reverse mortgage initiative under the Bank’s retail leadership. The Bank’s activity during 2010 has been limited to acting as a correspondent for these loans These reverse mortgages are government insured.  During 2010 we originated $18.6 million in reverse mortgages compared to $33.4 million during 2009, of which all were sold.

During 2008, we acquired a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), which specialized in originating and subsequently selling reverse mortgage loans nationwide. These reverse mortgages were government approved and insured.  During the latter part of 2009, due to market conditions, we decided to conduct an orderly wind-down of 1st Reverse operations (discussed further in Note 20 of the Consolidated Financial Statements).

All loans to one borrowing relationship exceeding $3.5 million must be approved by the Senior Management Loan Committee (“SLC”). The Executive Committee of the Board of Directors (“EC”) reviews the minutes of the SLC meetings. They also approve individual loans exceeding $5 million for customers with less than one year of significant loan history with the Bank and loans in excess of $7.5 million for customers with established borrowing relationships. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a “House Limit” to one borrowing relationship of $20 million.  In rare circumstances, we will approve exceptions to the “House Limit”.  Currently we have nine relationships that exceed this limit.  Those nine relationships were allowed to exceed the “House Limit” because either the relationship contained several loans/borrowers that have no economic relationship (typically real estate investors with amounts diversified across a number of properties) or the exposure was marginally in excess of the “House Limit” and the credit profile was deemed strong.

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

Most loan fees are not recognized in the Consolidated Statement of Operations immediately, but are deferred as adjustments of yield in accordance with U.S. generally accepted accounting principles and are reflected in interest income. Those fees represented interest income of $671,000, $944,000, and $1.1 million during 2010, 2009, and 2008, respectively.  Fee income in 2010 was mainly due to fee accretion on existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties.  The overall decrease in fee income was the result of the planned reduction of certain loan categories during 2010.

LOAN LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES

Our results of operations can be negatively impacted by nonperforming assets, which include nonaccruing loans, nonperforming real estate investments, assets acquired through foreclosure and restructured loans. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in our opinion, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest.

We endeavor to manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Loan Administration and Risk Management Department monitors the asset quality of our loan and investment in real estate portfolios and reports such information to the Credit Policy Committee, the Audit Committee of the Board of Directors and the Bank’s Controller’s Department.

SOURCES OF FUNDS

We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2010, net loan growth resulted in the use of $148.2 million in cash. The loan growth was primarily due to the acquisition of CB&T and our continued success increasing corporate and small business lending. We expect this trend to continue. While our loan-to-deposit ratio had been well above 100% for many years, during 2010 we made significant improvements to decrease this ratio through increased deposit growth.  As a result, of this growth, our loan-to-total customer funding ratio was 98%, besting our long-term strategic

goal of 100% well ahead of schedule.   Management has significant experience managing its funding needs through borrowings and deposit growth.

As a financial institution, we have access to several sources of funding. Among these are:

•	Deposit growth
•	Brokered deposits
•	Borrowing from the Federal Home Loan Bank (“FHLB”)
•	Fed Discount Window access
•	Other borrowings such as repurchase agreements
•	Cash flow from securities and loan sales and repayments
•	Net income.

Our current branch expansion and renovation program is focused on expanding our retail footprint in Delaware and southeastern Pennsylvania and attracting new customers to provide additional deposit growth. Customer deposit growth was strong, equaling $346.5 million, or 16%, between December 31, 2009 and December 31, 2010.

Deposits. We offer various deposit programs to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. In addition, we accept “jumbo” certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

WSFS soon expects to be the largest independent full-service bank and trust institution headquartered and operating in Delaware. The Bank primarily attracts deposits through its retail branch offices and loan production offices, in Delaware’s New Castle, Sussex and Kent counties, as well as nearby Southeastern Pennsylvania and Annandale, Virginia.

Growth in total deposits of $248.9 million, or 10%, compares favorably to the national average growth rate of 2% based on a recent Federal Reserve statistical release (FRB: H.8 Release dated February 11, 2011).

The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2010:

December 31,
Maturity Period	2010
(In Thousands)

Less than 3 months	$96,873
Over 3 months to 6 months	49,463
Over 6 months to 12 months	82,448
Over 12 months	68,327
$297,111

Borrowings. We utilize the following borrowing sources to fund operations:

Federal Home Loan Bank Advances

As a member of the Federal Home Loan Bank of Pittsburgh, we are able to obtain Federal Home Loan Bank (“FHLB”) advances. Outstanding advances from the FHLB of Pittsburgh had rates ranging from 0.60% to 4.45% at December 31, 2010. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-

bearing demand deposit account with the FHLB. We are required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.60% of our borrowings from them, plus 0.35% of our member asset value.  As of December 31, 2010, our FHLB stock investment totaled $37.5 million.

At December 31, 2010 we had $489.0 million in FHLB advances with a weighted average rate of 2.28% maturing in 2011 and beyond.

In December 2008, the FHLB of Pittsburgh announced the suspension of both dividend payments and the repurchase of capital stock until such time as it becomes prudent to reinstate both. We received no dividends from the FHLB of Pittsburgh during 2010 or 2009.  However the FHLB did repurchase $1.8 million of its capital stock in 2010.

The FHLB of Pittsburgh is rated AAA, has a very high degree of government support and was in compliance with all regulatory capital requirements as of December 31, 2010.  Based on these factors, we have determined there was no other-than-temporary impairment related to out FHLB stock investment as of December 31, 2010.

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2010 and 2009, we purchased federal funds as a short-term funding source. At December 31, 2010, we had purchased $75.0 million in federal funds at a rate of 0.38%.  At December 31, 2009, we  had purchased $75.0 million in federal funds at a rate of 0.38%.

During 2010, we sold securities under agreements to repurchase as a funding source. At December 31, 2010 we had sold $25.0 million of securities sold under agreements to repurchase with fixed rates of 4.87%. The underlying securities are mortgage-backed securities with a book value of $27.6 million as of December 31, 2010.

Other Borrowed Funds

Included in other borrowed funds are collateralized borrowings of $61.6 million and $44.7 million at December 31, 2010 and 2009 respectively, consisting of outstanding retail repurchase agreements, which are contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.17% and 0.18% at December 31, 2010 and 2009, respectively.  In addition, during 2009 we issued $30.0 million of unsecured debt, with a three year maturity, under the FDIC Temporary Liquidity Guarantee Program.  The rate on this debt was 2.74% at December 31, 2010.

PERSONNEL

As of December 31, 2010 we had 695 full-time equivalent Associates (employees).  The Associates are not represented by a collective bargaining unit.  We believe our relationship with our Associates is very good, as evidenced by being a “Top Workplace” by an independent survey of our Associates for the last 5 years.

REGULATION

Regulation of the Corporation

General. We are a registered savings and loan holding company and are subject to the regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision (“OTS”). Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the powers of the OTS over us and the Bank will transfer to other federal financial institution regulatory agencies on July 21, 2011, unless extended up to an additional six months. See “Financial Reform Legislation.” As of the transfer date, all of the regulatory functions related to the Bank that are currently under the jurisdiction of the OTS will transfer to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to us, as a savings and loan holding company that are currently under the jurisdiction of the OTS, will transfer to the Federal Reserve.

We are also a public company with a class of stock subject to the reporting requirements of the United States Securities and Exchange Commission (the “SEC”). The filings we make with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available on the investor relations page of our website at www.wsfsbank.com.

Sarbanes-Oxley Act of 2002. The SEC has promulgated regulations pursuant to the Sarbanes-Oxley Act of 2002 (the “Act”) and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations has increased our expenses.

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

Financial Reform Legislation.  On July 21, 2010, the president signed the Dodd-Frank Act into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years, including our current and future regulatory agencies, and the effect of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process.

The Dodd-Frank Act includes provisions that, among other effects:

●
The OTS will be merged into the Office of the Comptroller of the Currency and the authority of the other two bank regulatory agencies restructured. The federal thrift charter will be preserved with the Federal Reserve given authority over savings and loan holding companies.

●
Creates a new agency, the Bureau of Consumer Financial Protection, to centralize responsibility for consumer financial protection. responsible for implementing, examining and enforcing compliance with federal consumer financial laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Depository institutions that have assets of $10 billion or less, such as us, will continue to be supervised by their primary federal regulators (in our case, the OTS until it is abolished, and then the Office of the Comptroller of the Currency (“OCC”)).  The CFPB will also have data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices.

●
Imposes new consumer protection requirements in mortgage loan transactions, including requiring creditors to make reasonable, good faith determinations that consumers have a reasonable ability to repay mortgage loans, prohibiting originators of residential mortgage loans from being paid compensation (such as a “yield spread premium”) that varies based on the terms of the loan other than the principal amount of the loan, requiring new disclosure requirements for residential mortgage loans, requiring additional disclosures in periodic loan account statements, amending the Truth-in-Lending Act’s “high-cost” mortgage provisions, and adopting certain other revisions.

●
Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the FDIC’s Deposit Insurance Fund (“DIF”), and increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits.

●
Increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, with non-interest-bearing transaction accounts having unlimited deposit insurance through December 31, 2012.

●	Adopts changes to corporate governance requirements, including requiring shareholder votes on executive compensation and proxy access by shareholders, that apply to all public companies.
●	Effective in July 2011, repeals various banking law provisions prohibiting the payment of interest on demand deposits.
●
Authorizes the Federal Reserve to adopt rules to regulate the reasonableness of debit card interchange fees charged by financial institutions with $10 billion or more in assets with respect to electronic debit transactions. The amount of such fees must be “reasonable and proportional” to the cost incurred by the issuer. Issuers that, together with their affiliates, have assets of less than $10 billion would not be covered by the rules.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. At a minimum, we expect that the Dodd-Frank Act will increase our operating and compliance costs.  The specific impact of the Dodd-Frank Act on our current activities or new financial activities will be considered in the future, and our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry in general.

Regulation of WSFS Bank

General. As a federally chartered savings institution, the Bank is subject to extensive regulation by the Office of Thrift Supervision. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file reports with the OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.  (Note:  The OTS is merging with the OCC in July of 2011.)

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

The OTS capital rule defines Tier 1 or core capital as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and “qualifying supervisory goodwill,” less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets except for limited amounts of mortgage servicing assets. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2010, the Bank was in compliance with both the core and tangible capital requirements.

The risk weights assigned by the OTS risk-based capital regulation range from 0% for cash and U.S. government securities to 100% for consumer and commercial loans, non-qualifying mortgage loans, property acquired through foreclosure, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution’s reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2010, the Bank was in compliance with the OTS risk-based capital requirements.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured by the DIF of the FDIC.  Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000 and extended the unlimited deposit insurance coverage for non interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the unlimited coverage for non-interest-bearing deposit accounts had been provided on a temporary basis pursuant to the FDIC’s Transaction Account Guarantee Program established in October, 2008.  Institutions had been able to opt out of the provisions of the Transaction Account Guarantee Program but those that chose to participate were assessed an additional fee. The unlimited coverage is now applicable to all institutions and there is no longer a separate assessment.  The Transaction Account Guarantee Program expired on December 31, 2010.  The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF.

In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, subject to a limit that the amount of the special assessment for any institution cannot exceed 10 basis points times the institution's deposit insurance assessment base for the second quarter 2009. We paid this special assessment in September, 2009. Further, in November 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment amount was paid in December 2009 and represented an estimated prepayment for deposit insurance assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The prepayment amount will be used to offset future FDIC premiums beginning with the March 2010 payment.

The Dodd-Frank Act eliminated the previous statutory maximum limit on the FDIC’s reserve ratio (which is generally the ratio of the DIF balance to the estimated amount of deposits insured by the DIF) and set the minimum reserve ratio to not less than 1.35 percent of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions.

The large number of bank failures during the last several years have significantly increased the DIF’s losses such that its reserve ratio is less than the mandated minimum.  As a result, the FDIC established a restoration plan in October 2008 and has amended the plan several times since then. Most recently, the FDIC amended the restoration plan on October 19, 2010 in response to the Dodd-Frank Act to provide for reaching the 1.35% reserve ratio by September 30, 2020. The amended restoration plan also provided that the FDIC will forego the uniform 3 basis point increase in initial deposit insurance assessment rates that were previously scheduled to take effect on January 1, 2011 and to otherwise maintain the current schedule of assessment rates for all insured depository institutions. Also under the amended plan, the FDIC will pursue further rulemaking in 2011 regarding the method that will be used to reach 1.35 percent by September 30, 2020 and regarding the Dodd-Frank Act requirement that the FDIC offset the effect on insured depository institutions with total consolidated assets of less than $10 billion of the statutory requirement that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 (which was required under the prior restoration plan). At least semiannually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase assessment rates, following notice-and-comment rulemaking if required. The FDIC may also lower assessment rates following notice-and comment rulemaking if required. Institutions may continue to use assessment credits (for regular quarterly assessments and for any special assessments) without additional restriction (other than those imposed by law) during the term of the restoration plan.

On February 7, 2011, the FDIC issued a final rule to implement changes to the its assessment base used to determine risk-based premiums for insured depository institutions as required under the Dodd-Frank Act and also changed the risk-based pricing system necessitated by changes to the assessment base. These changes will take effect for the quarter beginning April 1, 2011, and will be reflected in the invoices for DIF assessments due September 30, 2011.

Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. We do not know of any practice, condition or violation that might lead to termination of its deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain reserves against their transaction accounts. As of December 31, 2010, no reserves were required to be maintained on the first $10.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $55.2 million (increasing to $58.8 million in 2011) of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets. As of December 31, 2010 we met our reserve requirements.

ITEM 1A. RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list and the order is not intended as an indicator of the level of importance.

Many emergency measures designed to stabilize the U.S. financial system are scheduled to expire soon.

Since 2008, various legislative and regulatory actions have been implemented in response to the financial crises affecting the banking system and financial markets and to the recession.  Many of these programs are beginning to expire.  The wind-down of these programs may have a direct adverse effect on us or a broader adverse impact on the financial sector or economy in general.  TARP was established pursuant to EESA, as amended by ARRA, whereby the Treasury has the authority to, among other things, spend up to $700 billion to purchase equity in financial institutions, purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Though TARP was scheduled to expire on December 31, 2009, Treasury extended TARP until October 3, 2010, in order to retain an adequate financial stability reserve if financial conditions worsen and threaten the economy.  On October 21, 2009, the FDIC voted to end the Debt Guarantee Program portion of the Temporary Liquidity Guarantee Program, which guarantees certain “newly-issued unsecured debt” of banks and certain holding companies.  The Debt Guarantee Program expired on October 31, 2009, with the guarantee period on such debt expiring on December 30, 2012.  The Transaction Account Guarantee portion of the program, which guarantees non-interest bearing bank transaction accounts on an unlimited basis was extended until December 31, 2010 and recent amendments to the Federal Deposit Insurance Act provide full deposit insurance coverage for noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts or IOLTAs beginning December 31, 2010, for a two-year period.  Additionally, the Federal Reserve Board’s bond purchase program (QE2) is scheduled to end in June of 2011.

We cannot predict the effect that the wind-down of these various governmental programs will have on current financial market conditions, or on our business, financial condition, results of operations, access to credit and the trading price of our common stock.

We may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect our earnings.

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the higher levels imposed in 2010. These increases and any future increases or required prepayments in FDIC insurance premiums or taxes may materially adversely affect our results of operations.

The prolonged deep recession, difficult market conditions and economic trends have adversely affected our industry and our business and may continue to do so.

We are exposed to downturns in the Delaware, Mid-Atlantic and overall U. S. housing market. Economic recovery in these geographic areas has been modest.  Dramatic declines in the housing market over the past several years have negatively impacted home prices and increased delinquencies and foreclosures.  The sale of foreclosure properties has negatively impacted collateral values increasing loss expectancies on mortgage and construction loans at many financial institutions. The values of real estate collateral supporting many loans may continue to decline. General downward economic trends over several years, reduced availability of commercial credit and increased unemployment have negatively impacted the credit performance of commercial and consumer credit Although the economy appears to be stabilizing, market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may continue to adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

●	An increase in the number of borrowers unable to repay their loans in accordance with the original terms.

●	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

●
Our ability to borrow from other financial institutions or the Federal Home Loan Bank on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

●	We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

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

Our commercial loan portfolio, which includes commercial and industrial loans and commercial real estate loans, totaled $2.0 billion at December 31, 2010, comprising 76% of total loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would hurt our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, and the effects of general economic conditions on income-producing properties. A significant portion of our commercial real estate and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

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

We are committed to expeditiously addressing and resolving all the issues raised in the Understanding and the Board of Directors and management of WSFS Bank have initiated actions to comply with its provisions. A material failure to comply with the terms of the Understanding could subject the Bank to additional regulatory actions and further regulation by the OTS, or result in a formal action or constraints on the Bank’s business, any of which may have a material adverse effect on our future results of operations and financial condition.

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

We are subject to liquidity risk.

Due to the continued growth in our lending operations, particularly in corporate and small business lending, our total loan balances are approximately the same as our customer deposit funding. Changes in interest rates, alternative investment opportunities and other factors may make deposit gathering more difficult. Additionally, interest rate changes or disruptions in the capital markets may make the terms of the borrowings and brokered deposits less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

The market value of our securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers and general liquidity in the market for investment securities.

If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value with the amount of impairment related to credit losses recognized in earnings while the amount of impairment related to all other factors is recognized in other comprehensive income. As of December 31, 2010, we owned securities classified as available for sale with an aggregate historical cost of $741.9 million and an estimated fair value of $753.2 million.  During the year ended December 31, 2009, we had one security that was determined to be other than temporarily impaired with a credit loss recognized in earnings of only $86,000, although we can give no assurance that we will not have additional other than temporarily impaired securities in the future.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  As a result, changes in values of securities affect our equity and may impact earnings.

            In addition, the value of our BBB+ rated mortgage-backed security is subject to market value fluctuations. To develop a range of likely fair value prices, our valuation is highly dependent upon various observable and unobservable inputs.  If the value of the observable inputs declines or as a result of economic conditions, management changes its assumptions regarding what market participants would use in pricing this asset, the value of this asset may decline.  As a result, we would record any negative market adjustments related to this asset as a charge to earnings.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions.  At December 31, 2010, we had $34.1 million of goodwill and intangible assets.  We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although we have determined that goodwill and other intangible assets were not impaired during 2010, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of the goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

Our investment in the Federal Home Loan Bank of Pittsburgh (FHLB) stock may be subject to impairment charges in future periods if the financial condition of the FHLB declines further.

We are required to hold FHLB stock as a condition of membership in the FHLB.  Ownership of FHLB stock is restricted and there is no market for these securities.  As of December 31, 2010, the carrying value of our FHLB stock was $37.5 million. In 2009, the FHLB reported significant losses due to numerous factors, including other-than-temporary impairment charges on its portfolio of private-label mortgage-backed securities. The FHLB announced a capital restoration plan in February 2009 which restricted it from repurchasing or redeeming capital stock or paying dividends. However the FHLB did repurchase $1.8 million of its capital stock during 2010.  If the FHLB financial condition continues to decline, other-than-temporary impairment charges related to our investment in FHLB stock may occur in future periods.  An additional discussion related to our evaluation of impairment of FHLB stock is included in Note 15 to the Consolidated Financial Statements.

Our Cash Connect Division relies on numerous couriers and armored car companies to transport its cash and fund the ATMs it services for our customers, and numerous networks to settle its cash.

            The profitability of Cash Connect is reliant upon its efficient distribution of large amounts of cash to its customers’ ATMs using an extensive network of couriers and armored car companies.  It is possible those associated with a courier or armored car company could misappropriate funds belonging to Cash Connect.  Cash Connect has experienced such occurrences in the past, including one in 2001 and one other in 2010.  For additional information see Note 21 to the Consolidated Financial Statements. In addition, Cash Connect settles its transactions through a number of national networks.  It is possible a network could fraudulently redirect the settlement of cash belonging to Cash Connect.  It is also possible Cash Connect would not have established proper policies, controls or insurance and, as a result, any misappropriation of funds could result in an impact to earnings.

Our nonperforming assets show a significant increase over the past 24 months.  Further increases will have an adverse effect on our earnings.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $92.9 million at December 31, 2010, which is an increase of $57.1 million, or 160%, over the $35.8 million in nonperforming assets at December 31, 2008.  Our nonperforming assets adversely affect our net income in various ways.  We do not record interest income on nonaccrual loans and assets acquired through foreclosure.  We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses.  From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure.  The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities.  Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings.

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

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the changes contained in the Dodd-Frank Act is the elimination of the Office of Thrift Supervision, which is our primary federal regulator. The Office of the Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies and will thus become the primary federal regulator of the Company. These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended).

Among the Dodd-Frank Act’s significant regulatory changes, is the creation of a new financial consumer protection agency, the Bureau of Consumer Financial Protection (the “Bureau”), that will have the authority to issue new consumer protection regulations and revise existing regulations in many areas of consumer compliance. These new and revised rules may increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions such as us with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.

The Dodd-Frank Act also imposes more stringent capital requirements on holding companies. These restrictions will limit our future capital strategies. Further, savings and loan holding companies such as us have not previously been subject to capital requirements, but under the Dodd-Frank Act, savings and loan holding companies will become subject to the same capital requirements as bank holding companies (although not until five years from the date of enactment). In addition, the new international regulatory capital rules, known as “Basel III,” generally increase the capital required to be held and narrow the types of instruments that will qualify as capital. The Basel III requirements will be phased in over a number of years, but they are not automatically applicable to us or U.S. financial institutions generally. Rather, the requirements must be implemented by regulations adopted by the federal banking agencies. It is not known to what extent our regulators will incorporate elements of Basel III into new capital regulations or to what extent those regulations may be applicable to us.

The Dodd Frank Act codified the Federal Reserve’s “source of strength” doctrine under which a holding company must serve as a source of financial strength for its depository institution subsidiaries; savings and loan holding companies such as us will become subject to the source of strength requirements under the Dodd-Frank Act.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

Under the Dodd-Frank Act, the Federal Reserve must adopt rules regarding the interchange fees that may be charged with respect to electronic debit transactions, to take effect one year after enactment. The limits to be placed on debit interchange fees may significantly reduce our debit card interchange revenues. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other credit and debit card companies and card-issuing banks for processing electronic payment transactions. The Dodd-Frank Act provides the Federal Reserve with authority over interchange fees received or charged by a card issuer, requires that fees must be “reasonable and proportional” to the costs of processing such transactions. Although final rules have not yet been adopted, this provision of the Dodd-Frank Act and the applicable rules ultimately promulgated thereunder are expected to cause significant reductions in future card-fee revenues generated by us, while also creating meaningful compliance costs.

Many of the provisions of the Dodd-Frank Act will not become effective until a year or more after its enactment and, if required, the adoption and effectiveness of implementing regulations. In addition, the scope and impact of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.  However, it is expected that at a minimum they will increase our operating and compliance costs.

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to pursue a significant growth strategy for our business. We regularly evaluate potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

Our growth initiatives may require us to recruit experienced personnel to assist in such initiatives. Accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, as we expand our lending beyond our current market areas, we could incur additional risk related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

If we do not successfully execute our growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

We may be unable to fully realize the benefits anticipated in our acquisition of CB&T, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.

The realization of the benefits anticipated as a result of the recent acquisition, including cost savings and synergies, will depend in part on the successful integration of our operations with CB&T operations. There can be no assurance that such operations will be integrated successfully. Moreover, the integration process may take substantially longer than anticipated. The dedication of management resources to such integration may detract attention from our day-to-day business and the integration costs may be substantial. In addition, the integration process entails a risk that key employees will leave or major customers will take their business elsewhere. Such effects, including, but not limited to, incurrence of unexpected costs or delays in connection with such integration, may have a material adverse effect on the financial results of the combined company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location and certain additional information regarding the Company’s offices and other material properties as of December 31, 2010:

			Net Book Value of Property or Leasehold Improvements (1)

Location	Owned/ Leased	Date Lease Expires		Deposits

			(In Thousands)
WSFS :
WSFS Bank Center Branch	Leased	2011	$687	$1,200,358
Main Office
500 Delaware Avenue
Wilmington, DE 19801
Union Street Branch	Leased	2012	40	56,281
211 North Union Street
Wilmington, DE 19805
Trolley Square Branch	Leased	2011	35	33,223
1711 Delaware Ave
Wilmington, DE 19806
Fairfax Shopping Center	Leased	2048	1,165	90,792
2005 Concord Pike
Wilmington, DE 19803
Branmar Plaza Shopping Center Branch	Leased	2013	56	113,743
1812 Marsh Road
Wilmington, DE 19810
Prices Corner Shopping Center Branch	Leased	2023	480	107,362
3202 Kirkwood Highway
Wilmington, DE 19808
Pike Creek Shopping Center Branch	Leased	2015	490	113,877
4730 Limestone Road
Wilmington, DE 19808
University Plaza Shopping Center Branch	Leased	2026	1,161	49,948
100 University Plaza
Newark, DE 19702
College Square Shopping Center Branch	Leased	2012	599	131,613
Route 273 & Liberty Avenue
Newark, DE 19711
Airport Plaza Shopping Center Branch	Leased	2013	548	71,060
144 N. DuPont Hwy.
New Castle, DE 19720
Stanton Branch	Leased	2011	11	40,246
Inside ShopRite
1600 W. Newport Pike
Wilmington, DE 19804
Glasgow Branch	Leased	2012	18	36,102
Inside Safeway at People Plaza
Routes 40 & 896
Newark, DE 19702
Middletown Crossing Shopping Center	Leased	2017	731	60,686
400 East Main Street
Middletown, DE 19709

			Net Book Value of Property or Leasehold Improvements (1)
	Owned/ Leased	Date Lease Expires
Location				Deposits

			(In Thousands)
Dover Branch	Leased	2060	$303	$12,147
Dover Mart Shopping Center
South Dupont Highway
Dover, DE 19901
West Dover Loan Office	Leased	2014	7	N/A
Greentree Office Center
160 Greentree Drive
Suite 105
Dover, DE 19904
Blue Bell Loan Office	Leased	2012	14	5,695
721 Skippack Pike
Suite 101
Blue Bell, PA 19422
Glen Mills ShoppingCenter	Leased	2039	1,759	12,573
Route 202
Glen Mills, PA 19342
Brandywine Branch	Leased	2014	5	35,502
Inside Safeway Market
2522 Foulk Road
Wilmington, DE 19810
Operations Center	Owned		707	N/A
2400 Philadelphia Pike
Wilmington, DE 19703
Longwood Branch	Leased	2015	47	14,992
826 East Baltimore Pike
Suite 7
Kennett Square, PA 19348
Holly Oak Branch	Leased	2015	9	27,797
Inside Super Fresh
2105 Philadelphia Pike
Claymont, DE 19703
Hockessin Branch	Leased	2015	566	97,171
7450 Lancaster Pike
Wilmington, DE 19707
Lewes LPO	Leased	2013	70	N/A
Southpointe Professional Center
1515 Savannah Road, Suite 103
Lewes, DE 19958
Fox Run Shopping Center Branch	Leased	2015	744	82,631
210 Fox Hunt Drive
Bear, DE 19701

			Net Book Value of Property or Leasehold Improvements (1)
	Owned/ Leased	Date Lease Expires
Location				Deposits

			(In Thousands)
Camden Town Center Branch	Leased	2024	$805	$34,431
4566 S. Dupont Highway
Camden, DE 19934
Rehoboth Branch	Leased	2028	786	49,978
Lighthouse Plaza
19335 coastal Highway
Rehoboth, DE 19771
West Dover Branch	Owned		2,094	35,625
1486 Forest Avenue
Dover, DE 19904
Longneck Branch	Leased	2026	1,081	35,742
25926 Plaza Drive
Millsboro, DE 19966
Smyrna Branch	Leased	2028	1,115	38,509
Simon’s Corner Shopping Center
400 Jimmy Drive
Smyrna, DE 19977
Oxford, LPO	Leased	2011	14	7,590
59 South Third Street
Suite 1
Oxford, PA 19363
Greenville Branch	Owned		1,927	87,361
3908 Kennett Pike
Greenville, DE 19807
WSFS Bank Center (2)	Leased	2019	1,685	N/A
500 Delaware Avenue
Wilmington, DE 19801
Annandale, LPO	Leased	2011	7	2,256
7010 Little River Tnpk.
Suite 330
Annandale, VA 22003
Oceanview Branch	Leased	2024	1,222	18,654
69 Atlantic Avenue
Oceanview, DE 19970
Selbyville Branch	Leased	2013	38	8,109
Strawberry Center
Unit 2
Selbyville, DE 19975
Lewes Branch	Leased	2028	271	22,159
34383 Carpenters Way
Lewes, DE 19958
Millsboro Branch	Leased	2029	1,116	8,262
26644 Center View Drive
Millsboro, DE 19966

			Net Book Value of Property or Leasehold Improvements (1)
	Owned/ Leased	Date Lease Expires
Location				Deposits

			(In Thousands)
Concord Square Branch	Leased	2011	$40	$32,111
4401 Concord Pike
Wilmington, DE 19803
Crossroads Branch	Leased	2013	37	16,517
2080 New Castle Avenue
New Castle, DE 19720
Delaware City Branch	Owned		118	7,218
145 Clinton Street
Delaware City, DE 19706
Governor’s Square Branch (3)	Leased	2010	37	10,928
1101 Governor’s Place
Bear, DE 19701
West Newark Branch	Leased	2040	102	N/A
Route 202
Glen Mills, PA 19342
Lantana Shopping Center Branch	Leased	2050	17	N/A
6724 Limestone Road
Hockessin, DE 19707
West Chester Branch	Leased	2017	5	1,523
400 East Market Street
West Chester, PA 19382
Edgemont Branch (4)	Leased	2036	92	N/A
5000 West Chester Pike
Newtown, Square, PA 19073
Branmar Plaza Shopping Center Branch	Leased	2061	172	N/A
1708 Foulk Road
Wilmington, DE 19810
Cypress Capital Management, LLC	Leased	2013	-	N/A
1220 Market Street
Suite 704
Wilmington, DE 19801

			Net Book Value of Property or Leasehold Improvements (1)
	Owned/ Leased	Date Lease Expires
Location				Deposits

			(In Thousands)
Christiana Trust
King Street Office	Owned		$1,097	N/A
1314 King Street
Wilmington, De 19801
Delaware Avenue Office	Leased	2012	-	N/A
300 Delaware Avenue
Suite 714
Wilmington, DE 19801
Greenville Wealth Management Center	Leased	2012	332	N/A
3801 Kennett Pike
Suite C-200
Greenville, DE 19807
Las Vegas Wealth Management Center	Leased	2013	-	N/A
101 Convention Center Drive
Suite P109
Las Vegas, NV 89109
			$24,462	$2,810,772

(1) The net book value of all the Company's investment in premise and equipment totaled $31.9 million at December 31, 2010.
(2) Location of Corporate Headquarters .
(3) Branch closed as of January 14, 2011.
(4) Branch is not opened yet. Expected to open in the first half of 2011.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to be disclosed under this item.

ITEM 4. [Reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol WSFS. At December 31, 2010, we had 1,080 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

The closing market price of our Common Stock at December 31, 2010 was $47.44.

		Stock Price Range

		Low	High	Dividends
2010	4th	$36.37	$50.99	$0.12
	3rd	32.87	38.82	0.12
	2nd	34.05	46.00	0.12
	1st	24.86	39.80	0.12
				$0.48

2009	4th	$24.16	$30.18	$0.12
	3rd	26.00	32.70	0.12
	2nd	20.78	33.85	0.12
	1st	16.47	49.50	0.12
				$0.48

COMPARATIVE STOCK PERFORMANCE GRAPH

          The graph and table which follow show the cumulative total return on our Common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our Common Stock or the index equals the total increase in value since December 31, 2005, assuming reinvestment of all dividends paid into the Common Stock or the index, respectively.  The graph and table were prepared assuming $100 was invested on December 31, 2005 in our Common Stock and in each of the indexes.  There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below.  We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDEXES
December 31, 2005 through December 31, 2010

	Cumulative Total Return
	2005	2006	2007	2008	2009	2010

WSFS Financial Corporation	$100	$110	$83	$80	$44	$81
Dow Jones Total Market Index	100	115	123	78	99	116
Nasdaq Bank Index	100	114	91	72	60	69

ITEM 6. SELECTED FINANCIAL DATA

	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)
At December 31,
Total assets	$3,953,518	$3,748,507	$3,432,560	$3,200,188	$2,997,396
Net loans (1)	2,575,890	2,479,155	2,443,835	2,233,980	2,019,741
Investment securities (2)	53,137	46,047	49,749	26,235	53,893
Investment in reverse mortgages, net	(686)	(530)	(61)	2,037	598
Other investments	37,790	40,395	39,521	46,615	41,615
Mortgage-backed securities (2)	713,358	681,242	498,205	496,492	516,711
Total deposits	2,810,774	2,561,871	2,122,352	1,827,161	1,756,348
Borrowings (3)	680,595	787,798	999,734	1,068,149	935,668
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Stockholders’ equity	367,822	301,800	216,635	211,330	212,059
Number of full-service branches (4)	36	37	35	29	27

For the Year Ended December 31,
Interest income	$162,403	$157,730	$166,477	$189,477	$177,177
Interest expense	41,732	53,086	77,258	107,468	99,278
Noninterest income	50,115	50,241	45,989	48,166	40,305
Noninterest expenses	109,332	108,504	89,098	82,031	69,314
Provision (benefit) for income taxes	5,454	(2,093)	6,950	13,474	15,660
Net Income	14,117	663	16,136	29,649	30,441
Dividends on preferred stock and
accretion of discount	2,770	2,590	-	-	-
Net income (loss) allocable to
common stockholders	11,347	(1,927)	16,136	29,649	30,441
Earnings (loss) per share allocable to
common stockholders:
Basic	1.48	(0.30)	2.62	4.69	4.59
Diluted	1.46	(0.30)	2.57	4.55	4.41

Interest rate spread	3.46%	3.10%	2.94%	2.80%	2.70%
Net interest margin	3.62	3.30	3.13	3.09	2.98
Efficiency ratio	63.61	69.56	65.36	62.48	58.09
Noninterest income as a percentage of
total revenue (5)	29.16	32.21	33.74	36.69	33.78
Return on average equity	4.21	0.24	7.30	14.34	15.42
Return on average assets	0.37	0.02	0.50	0.98	1.03
Average equity to average assets	8.84	7.86	6.86	6.87	6.68
Tangible equity to assets	8.52	7.73	5.88	6.52	7.00
Tangible common equity to assets	7.18	6.31	5.88	6.52	7.00
Ratio of nonperforming assets to total
assets	2.35	2.19	1.04	0.99	0.14

(1)	Includes loans held-for-sale.
(2)	Includes securities available-for-sale and trading.
(3)	Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4)
WSFS opened one branch, closed two branches, acquired and subsequently closed two branches in 2010; opened two branches in 2009; acquired six (keeping four open and closing two) in 2008; opened three branches and closed one branch in 2007; and opened three in 2006.

(5)	Computed on a fully tax-equivalent basis.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     WSFS Financial Corporation (“the Company,” “our Company,” “we,” “our” or “us”) is a thrift holding company headquartered in Wilmington, Delaware.  Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”). Founded in 1832, we are the seventh oldest bank and trust in the United States continuously-operating under the same name.  As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader fiduciary powers than most other financial institutions.  We have served the residents of the Delaware Valley for over 179 years.  We are the largest thrift institution headquartered in Delaware, the fourth largest financial institution in the state on the basis of total deposits traditionally garnered in-market and one of the top 100 trust companies in the country.  Our primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits.  Our strategy of “Engaged Associates delivering Stellar Service to create Customer Advocates” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly trained, relationship oriented, friendly, knowledgeable and empowered Associates.

     We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services and trust and wealth management services.  Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum.  We serve our customers primarily from our 42 banking and trust offices located in Delaware (35), Pennsylvania (5), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com.

     We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”).  WSFS Bank has two fully-owned subsidiaries, WSFS Investment Group, Inc. and Monarch Entity Services, LLC (“Monarch”).  WSFS Investment Group, Inc. markets various third-party insurance products and securities through the Bank’s retail banking system and Monarch provides commercial domicile services which include employees, directors, subleases and registered agent services in Delaware and Nevada.

     Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions.  Cypress had approximately $483 million in assets under management at December 31, 2010.

RESULTS OF OPERATIONS

     We recorded net income of $14.1 million for the year ended December 31, 2010 compared to $663,000, and $16.1 million for the years ended December 31, 2009 and 2008, respectively.  Income allocable to common stockholders (after preferred stock dividends) was $11.3 million, or $1.46 per diluted common share for the year ended December 31, 2010, compared to a loss of $1.9 million or $0.30 per common share and income of $16.1 million, or $2.57 per diluted common share for the years ended December 31, 2009 and 2008, respectively.

     Net Interest Income.  Net interest income increased $16.0 million, or 15%, to $120.7 million in 2010 compared to $104.6 million in 2009. The increase in net interest income was due to the increase in average earning assets as well as the net interest margin.  Average earning assets increased $157.4 million while the net interest margin for 2010 was 3.62%, up 32 basis points (0.32%) from 2009. During 2010, loan yields remained stable as the Prime rate remained unchanged for a large amount of our variable rate loans.  We were able to reduce our cost of deposits through our active deposit pricing management and a shift toward lower cost core deposits from higher costing CDs and wholesale funding compared to 2009.  The yield on interest-earning assets only declined by 9 basis points (0.09%), and loan yields declined only 6 basis points (0.06%), while the yield on interest-bearing liabilities declined by 46 basis points (0.46%).

     Net interest income increased $15.4 million, or 17%, to $104.6 million in 2009 compared to $89.2 million in 2008. The net interest margin for 2009 was 3.30%, up 17 basis points (0.17%) from 2008. These increases were the result of our growth in core deposits (which improved our funding mix) combined with active management of deposit and wholesale pricing.  In comparison to 2008, the yield on interest-bearing liabilities declined by 1.03%, while the yield on interest-earning assets declined by only 0.87% due to ongoing loan pricing management. Also, contributing to the increase in net interest income was an increase in our mortgage-backed securities (MBS) portfolio during 2009, due to purchases made throughout the year to take advantage of market opportunity and optimize our capital position. In addition, the yield on our loan portfolio remained relatively stable.

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

Year Ended December 31,	2010 vs. 2009			2009 vs. 2008
	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
(Dollars in Thousands)
Interest Income:
Commercial real estate loans	$(2,084)	$542	$(1,542)	$1,052	$(11,397)	$(10,345)
Residential real estate loans	(2,921)	(1,486)	(4,407)	(2,065)	(1,687)	(3,752)
Commercial loans (1)	5,106	(317)	4,789	12,227	(8,030)	4,197
Consumer loans	(335)	(406)	(741)	1,084	(3,597)	(2,513)
Mortgage-backed securities	8,029	(1,377)	6,652	4,720	(144)	4,576
Investment securities	(9)	(75)	(84)	131	537	668
FHLB Stock and deposits in other banks	—	6	6	(106)	(1,472)	(1,578)
Favorable (unfavorable)	7,786	(3,113)	4,673	17,043	(25,790)	(8,747)

Interest expense:
Deposits:
Interest-bearing demand	87	(300)	(213)	275	(691)	(416)
Money market	1,738	(2,294)	(556)	1,988	(3,040)	(1,052)
Savings	30	(57)	(27)	84	(299)	(215)
Retail time deposits	601	(6,165)	(5,564)	3,742	(5,974)	(2,232)
Brokered certificates of deposits	(247)	(685)	(932)	1,346	(6,851)	(5,505)
FHLB of Pittsburgh advances	(2,681)	(873)	(3,554)	(6,300)	(5,014)	(11,314)
Trust Preferred	—	(407)	(407)	—	(1,478)	(1,478)
Other borrowed funds	(265)	164	(101)	458	(2,418)	(1,960)
(Favorable) unfavorable	(737)	(10,617)	(11,354)	1,593	(25,765)	(24,172)
Net change, as reported	$8,523	$7,504	$16,027	$15,450	$(25)	$15,425

(1) The tax-equivalent income adjustment is related to commercial loans.

The following table provides information regarding the average balances of, and yields/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2010			2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance		Rate (1)	Balance		Rate (1)	Balance		Rate (1)
(Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$737,050	$34,760	4.72%	$781,433	$36,302	4.65%	$763,825	$46,647	6.11%
Residential real estate loans	344,140	17,372	5.05	400,561	21,779	5.44	437,223	25,531	5.84
Commercial loans	1,160,692	59,816	5.18	1,063,339	55,027	5.21	840,303	50,830	6.08
Consumer loans	294,288	14,399	4.89	301,234	15,140	5.03	282,943	17,653	6.24
Total loans	2,536,170	126,347	5.02	2,546,567	128,248	5.08	2,324,294	140,661	6.10
Mortgage-backed securities (4)	742,482	35,212	4.74	574,176	28,560	4.97	480,002	23,984	5.00
Investment securities (4) (5)	47,255	838	1.77	47,710	922	1.93	34,263	254	0.74
Other interest-earning assets	39,790	6	0.02	39,839	-	-	42,934	1,578	3.68
Total interest-earning assets	3,365,697	162,403	4.86	3,208,292	157,730	4.95	2,881,493	166,477	5.82
Allowance for loan losses	(61,104)			(40,731)			(27,210)
Cash and due from banks	59,900			57,396			65,022
Cash in non-owned ATMs	262,832			204,912			172,304
Bank-owned life insurance	60,880			59,750			58,503
Other noninterest-earning assets	107,961			94,213			70,838
Total assets	$3,796,166			$3,583,832			$3,220,950

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$264,790	$435	0.16%	$230,738	$648	0.28%	$174,080	$1,064	0.61%
Money market	625,470	4,301	0.69	430,437	4,857	1.13	300,775	5,909	1.96
Savings	240,871	494	0.21	221,913	521	0.23	197,175	736	0.37
Customer time deposits	761,010	16,070	2.11	739,820	21,634	2.92	637,709	23,866	3.74
Total interest-bearing customer deposits	1,892,141	21,300	1.13	1,622,908	27,660	1.70	1,309,739	31,575	2.41
Brokered certificates of deposit	304,397	1,797	0.59	337,394	2,729	0.81	282,760	8,234	2.91
Total interest-bearing deposits	2,196,538	23,097	1.05	1,960,302	30,389	1.55	1,592,499	39,809	2.50
FHLB of Pittsburgh advances	544,317	14,752	2.67	642,496	18,306	2.81	841,005	29,620	3.46
Trust preferred borrowings	67,011	1,390	2.05	67,011	1,797	2.64	67,011	3,275	4.81
Other borrowed funds	185,756	2,493	1.34	206,635	2,594	1.26	186,081	4,554	2.45
Total interest-bearing liabilities	2,993,622	41,732	1.39	2,876,444	53,086	1.85	2,686,596	77,258	2.88
Noninterest-bearing demand deposits	439,155			392,069			283,845
Other noninterest-bearing liabilities	27,829			33,488			29,560
Stockholders’ equity	335,560			281,831			220,949
Total liabilities and	$3,796,166			$3,583,832			$3,220,950
stockholders’ equity
Excess of interest-earning assets	$372,075			$331,848			$194,897
over interest-bearing liabilities
Net interest and dividend income		$120,671			$104,644			$89,219
Interest rate spread			3.47%			3.10%			2.94%
Net interest margin			3.62%			3.30%			3.13%

(1) Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes securities available-for-sale at fair value.
(5) Includes reverse mortgages

Provision for Loan Losses.  We maintain an allowance for loan losses at an appropriate level based on our assessment of the estimable and probable losses in the loan portfolio, which is discussed further in the “Nonperforming Assets” section of this Management’s Discussion and Analysis.  Our evaluation is based upon a review of the portfolio and requires significant judgment.  For the year ended December 31, 2010, we recorded a provision for loan losses of $41.9 million compared to $47.8 million in 2009 and $23.0 million in 2008.  The provision of $41.9 million is a $5.9 million decrease from 2009.  This was the result of asset quality stabilizing and key lending indicators, such as problem loan levels, improving.  Also, this decline is indicative of the current point in the business cycle, as problem loans decline and reserves built in prior quarters for the resolution of previously identified problem loans which have now become confirmed losses.

Noninterest Income.  Noninterest income was essentially flat at $50.1 million in 2010 compared to $50.2 million for 2009.  The $1.8 million decrease in loan fees in 2010 was mainly attributable to the wind down of 1st Reverse Financial Services, LLC during 2009.   As a result we did not record any loan fees from this business in 2010.  In addition, net gains on sales of securities decreased by $2.4 million in 2010 compared to 2009, but still reflect $1.0 million of net gains in 2010 despite the sale of nearly all of our downgraded MBS.  Increases in several items essentially offset these decreases, including an increase of $2.4 million in credit/debit card and ATM income during 2010.  This increase was primarily due to growth in prime-based bailment fees at Cash Connect (our ATM division).  In addition, fiduciary and investment management income increased $1.2 million during 2010 resulting from our acquisition of CB&T in the fourth quarter of 2010 as well as growth of our existing wealth management and investment businesses during the year.

Noninterest income increased $4.3 million to $50.2 million in 2009, or 9%, from $46.0 million in 2008.  A significant amount of this increase was due to securities gains, which increased $3.3 million during 2009.  These security gains included $3.0 million of incremental mark-to-market adjustments on the BBB+ MBS, as we recognized positive adjustments of $1.4 million during 2009 compared with negative adjustments of $1.6 million in 2008.  The securities gains increase also included $2.0 million in gains from the sale of securities during 2009.  Partially offsetting these increases was the absence of any gains on the sale of Visa, Inc. shares in 2009.  During 2008 we recognized $1.8 million in gains on sale of Visa, Inc shares related to the completion of their initial public offering.  In addition to securities gains, mortgage banking activities increased $1.5 million due to increased mortgage loan originations and sales, including a $16.7 million bulk loan sale completed during 2009.  Also during 2009, loan fee income increased $1.2 million as a result of increased fees from 1st Reverse, our majority owned national reverse mortgage subsidiary.  The wind-down of 1st Reverse was completed in the fourth quarter of 2009.  These noninterest income increases were partially offset by a reduction in BOLI income of $869,000 due to lower yields in underlying investments funding this program and a $707,000 decrease in credit/debit card and ATM income which was the result of reduced prime-based ATM bailment fees from Cash Connect resulting from the lower interest rate environment.  Although noninterest income was negatively impacted by lower bailment fees, the net interest margin benefited due to lower funding costs for these borrowings.

Noninterest Expenses.  Noninterest expenses increased only $828,000 during 2010 compared to 2009.  During 2009 there were $6.1 million of non-routine items compared to $1.7 million during 2010.  For additional detail on these non-routine items see Note 21 to the Consolidated Financial Statements.  Excluding the non-routine items, the remaining increase in expenses was the result of higher FDIC expense during 2010 mainly due to increased deposit balances during the year.  In addition, loan workout and other real estate owned (“OREO”) expenses increased, as we continued our active asset disposition efforts and prudent write-downs to expected realizable values.  Otherwise, increases in expense items reflect the thoughtful and aggressive growth efforts we have taken to pursue the significant opportunities in our market.  Examples of this growth are increased expenses related to the ongoing operations of Christiana Trust as well as the addition of eight new relationship mangers and the related support staff during the past year.  Further, during 2010 we completed five new, relocated or renovated branch offices, as well as preparation for several additional or renovated offices during 2011.  As we continue our expansion plans, additional costs for Associates, infrastructure and marketing are anticipated in 2011.

Noninterest expenses increased $19.4 million, or 22%, to $108.5 million in 2009 from $89.1 million in 2008.  A large portion of the increase is attributable to $6.1 million of non-routine items recorded during 2009.  For additional information on any of these non-routine items see Note 21 to the Consolidated Financial Statements.  Excluding the non-routine items, the remaining increase was mainly due to an additional $5.4 million of FDIC insurance premium expense during 2009.  Also during 2008, write-downs of assets acquired through foreclosure (REO) and other credit related costs increased $3.3 million related to additional deterioration in housing prices and appraisal values.  Further, during 2009 professional fees increased $3.0 million mainly due to increased credit related issues. In addition, the increase in professional fees included a $1.2 million accrual of consulting expenses related the Company’s efficiency effort: Creative Opportunities for Revenues and Expenses (CORE) program. This expense accrual was for the portion of the consultant’s work that was completed.  Lastly, salaries benefits and other compensation as well as occupancy and equipment expenses increased $3.4 million due to the continued growth of our banking franchise during 2009.  This growth included the full year impact of seven branch openings and renovations during 2008 (including four branches from Sun National Bank) and an additional two new branches and two branch relocations during 2009.

Income Taxes. We recorded $5.5 million of tax expense for the year ended December 31, 2010 compared to a tax benefit of $2.1 million and tax expense $7.0 million for the years ended December 31, 2009 and 2008, respectively. The effective tax rates for the years ended December 31, 2010, 2009 and 2008 were 27.9%, 146.4% and 30.1%, respectively.  The 2009 tax benefit is a result of our pre-tax operating loss, combined with tax free income and a reduction in unrecognized tax benefits during the year.  Volatility in effective tax rates is directly impacted by the level of pretax income or loss, combined with the amount of tax-free income as well as the effects of unrecognized tax benefits. The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting basis and the tax reporting basis of the assets and liabilities.

FINANCIAL CONDITION

Total assets increased $205.0 million, or 5%, to $4.0 billion as December 31, 2010 compared to December 31, 2009. A significant portion of this increase was due to growth in net loans of $96.7 million, or 4%, during 2010. Loan growth was impacted by the acquisition of CB&T, including $106.2 million of loans.  In addition, cash in non-owned ATMs and our mortgage-backed securities increased $61.7 million and $32.1 million, respectively.  Total liabilities increased $139.0 million during the year to $3.6 billion at December 31, 2010. This increase was primarily the result of an increase in customer deposits of $346.5 million, or 16%, including $175.2 million of customer deposits from the acquisition of CB&T.  In addition, money market accounts increased $193.2 million, or 35% during 2010. Partially offsetting these increases was a $124.2 million, or 20% decrease in Federal Home Loan Bank advances.

Cash in non-owned ATMs. During 2010, cash in non-owned ATMs managed by Cash Connect, our ATM unit, increased $61.7 million, or 23%. Cash Connect serviced over 10,000 ATMs at December 31, 2010 of which, 319 were WSFS owned and operated.

Mortgage-backed Securities. Investments in mortgage-backed securities increased $32.1 million to $713.4 million during 2010. We sold $154.6 million in mortgage-backed securities during 2010 for a net gain of $782,000. Our mortgage-backed securities are predominantly of short duration with a weighted average duration of 2.1 years at December 31, 2010.

Investment Securities. Our investment securities are comprised mostly of Government Sponsored Entities (“GSE”) securities with maturities of less than four years. We own no Collateralized Debt Obligations, Bank Trust Preferred, Agency Preferred securities or equity securities in other FDIC insured banks or thrifts.

Loans, net. Net loans (including those held-for-sale) increased $96.7 million, or 4%, during 2010, including $106.2 million of loans related to the acquisition of CB&T.  Loan growth (counting the CB&T loans) included increases of $188.9 million, or 7%, and $100.6 million, or 19%, in commercial and commercial real estate loans, respectively. These increases were partially offset by the intentional decline of $90.6 million, or 39%, in construction loan balances during 2010.  In addition, residential mortgage loans decreased by $34.3 million, or 10%, mainly due to our strategy to originate then sell these loans in the secondary market to generate fee income.

Goodwill and Intangibles.  Goodwill and intangibles increased $20.4 million during 2010 due to the acquisition of CB&T during 2010.  As a result of this acquisition, we recorded goodwill of $15.9 million, core deposit intangibles of $1.9 million and other amortizing intangibles of $2.9 million.

Customer Deposits. Customer deposits increased $346.5 million, or 16%, during 2010 to $2.6 billion. During 2010 we acquired CB&T, which included $175.2 million in customer deposit accounts.  For additional information regarding this transaction, see Note 20 to the Consolidated Financial Statements.  Core deposit relationships (demand deposits, money market and savings accounts) increased $307.0 million, or 21%, during the year.  Jumbo certificates of deposits increased $24.8 million, or 9%, and customer time deposits (CDs) increased $14.7 million, or 3%, in 2010.  The table below depicts the changes in customer deposits during the last three years:
	Year Ended December 31,
	2010	2009	2008
	(Dollars In Millions)
Beginning balance	$2,215	$1,811	$1,578
Interest credited	20	28	36
Deposit inflows, net	327	376	197
Ending balance	$2,562	$2,215	$1,811

Borrowings and Brokered Certificates of Deposit. Borrowings and brokered certificates of deposit decreased by $204.8 million, or 17%, during 2010. This decrease was primarily the result of a decrease in FHLB advances of $124.2 million, or 20%. Brokered certificates of deposits decreased $97.6 million, or 28%.

Stockholders’ Equity. Stockholders’ equity increased $66.0 million to $367.8 million at December 31, 2010. This increase included the successful completion of a common stock offering which raised $54.6 million, net of $2.9 million of costs.  Our other comprehensive income, which includes unrealized gains/losses on available-for-sale securities, also increased by $8.6 million (net of tax) as interest rates and credit market dynamics lifted the valuation of our short duration securities.  Retained earnings increased $7.8 million, or 2%, to $393.1 million.  Partially offsetting these increases were cash dividends on common and preferred stock of $3.6 million.

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

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2010 are shown in the following table:
	Less than	One to	Over	Total
	One Year	Five Years	Five Years
(Dollars in Thousands)
Interest-rate sensitive assets:
Real estate loans (1) (2)	$876,819	$97,841	$78,353	$1,053,013
Commercial loans (2)	974,922	172,365	40,806	1,188,093
Consumer loans (2)	230,766	41,431	33,824	306,021
Mortgage-backed securities	169,476	374,288	169,594	713,358
Loans held-for-sale (2)	14,552	—	—	14,552
Investment securities	10,878	40,748	38,361	89,987
Interest-bearing deposits in other banks	254	—	—	254
	2,277,667	726,673	360,938	3,365,278
Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	711,628	—	344,726	1,056,354
Savings deposits	127,669	—	127,671	255,340
Retail time deposits	489,110	214,768	992	704,870
Jumbo certificates of deposit	74,183	2,922	—	77,105
Brokered certificates of deposit	244,539	4,467	—	249,006
FHLB advances	218,855	270,104	—	488,959
Trust preferred borrowings	67,011	—	—	67,011
Other borrowed funds	136,636	55,000	—	191,636
	2,069,631	547,261	473,389	3,090,281
(Deficiency) excess of interest-rate sensitive	$208,036	$179,412	$(112,451)	$274,997
assets over interest-rate sensitive liabilities
(“interest-rate sensitive gap”)
One-year interest-rate sensitive assets/	110.05%
Interest-rate sensitive liabilities

One-year interest-rate sensitive gap as a	5.26%
Percent of total assets

(1)	Includes commercial mortgage, construction, and residential mortgage loans
(2)	Loan balances exclude nonaccruing loans, deferred fees and costs

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

To provide a more accurate position of our one-year gap, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. We estimate, based on historical trends of our deposit accounts, that 75% of our money market and 50% of our interest-bearing demand deposits are sensitive to interest rate changes and that 50% of our savings deposits are sensitive to interest rate changes. Accordingly, these interest-sensitive portions are classified in the less than one-year category with the remainder in the over five-year category.

Deposit rates other than time deposit rates are variable, and changes in deposit rates are generally subject to local market conditions and our discretion and are not indexed to any particular rate.

During the first quarter of 2010 we executed on $75.0 million of intermediate-term FHLB Advances in order to reduce the sensitivity of our net interest income to increases in market interest rates.

REVERSE MORTGAGES

We hold an investment in reverse mortgages of ($686,000) at December 31, 2010 representing a participation in reverse mortgages with a third party. Sixteen loans remain in this portfolio.  The loans were originated in the early 1990s.

These reverse mortgage loans are contracts that require the lender to make monthly advances throughout each borrower’s life or until each borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.

We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a discount rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from the maturity of these mortgage loans can result in significant volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2010, we recorded a negative $287,000 in interest income on reverse mortgages. For the year ended December 31, 2009, we recorded a negative $464,000 in interest income on reverse mortgages, and we recorded a negative $1.1 million in 2008. The results for all three years were primarily due to the decrease in the values of the properties securing the mortgages, based on annual re-evaluations and consistent with the decrease in home values over the past three years.

The projected cash flows depend on assumptions about life expectancy of the mortgagees and the future changes in collateral values. Projecting the changes in collateral values is the most significant factor impacting the volatility of reverse mortgage values. Our current assumptions include a short-term annual appreciation rate of zero in the first year, and a long-term annual appreciation rate of 0.5% in future years. If the long-term appreciation rate was increased to 1.5%, the resulting impact would have resulted in income of $1,000. Conversely, if the long-term appreciation rate was decreased to -0.5%, the resulting impact on income would have been a loss of $1,000.  If housing values do not change (0.0% annual appreciation for all future years) the resulting impact would be a loss of less than $1,000.

We hold $12.4 million fair value of BBB+ rated mortgage-backed securities classified as trading.  We also have options to acquire up to 49.9% of Class “O” Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned. The Class “O” Certificates are currently recorded on our financial statements at a zero value. At the time of the securitization, the third-party securitizer (Lehman Brothers Holding, Inc. “Lehman Brothers”) retained 100% of the Class “O” Certificates from the securitization. These Class “O” Certificates have no priority over other classes of Certificates under the Trust and no distributions will be made on the Class “O” Certificates until, among other conditions, the principal amount of each other class of notes has been reduced to zero. The underlying assets, the reverse mortgages, are very long-term assets. Therefore, any cash flow that might inure to the holder of the Class “O” Certificates is not expected to occur until a number of years in the future. Additionally, we have had the ability to exercise our option on 49.9% of the Class “O” Certificates in up to five separate increments for an aggregate purchase price of $1.0 million any time between January 1, 2004 and the termination of the Securitization Trust. The option to purchase the Class “O” Certificates does not meet the definition of a derivative under ASU 815-10, Derivatives and Hedging (formerly Statement of Financial Accounting Standards (“SFAS”) No. 161,

Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133) and is carried in our financial statements at cost. In 2008 Lehman Brothers filed for bankruptcy. During 2009 we filed a “Proof of Claim” against Lehman Brothers Holding, Inc. regarding the option on the Class “O” Certificates.  Also during 2009 we notified Lehman Brothers Holding, Inc. that we were exercising our option on these securities.  While the status of this exercise is still pending, during 2010 we entered into negotiations with the bankruptcy estate to fully resolve this claim.

During 2009, we acquired a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), which specializes in originating and subsequently selling reverse mortgage loans nationwide. These reverse mortgages are government approved and insured.  During the latter part of 2009, we decided to conduct an orderly wind-down of 1st Reverse operations (discussed further in Note 19 of the Financial Statements).

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

The following table shows our nonperforming assets and past due loans at the dates indicated:

At December 31,	2010	2009	2008	2007	2006
(Dollars in Thousands)
Nonaccruing loans:
Commercial mortgages	$9,490	$1,021	$5,748	$3,873	$500
Construction	30,260	44,680	16,595	6,794	—
Commercial	21,577	9,463	986	17,187	1,282
Residential mortgages	11,739	9,959	4,753	2,417	1,493
Consumer	3,701	818	352	835	557
Total nonaccruing loans	76,767	65,941	28,434	31,106	3,832
Assets acquired through foreclosure	9,024	8,945	4,471	703	388
Restructured loans (1)	7,107	7,274	2,855	—	—
Total nonperforming assets	$92,898	$82,160	$35,760	$31,809	$4,220

Past due loans:
Residential mortgages	$465	$1,221	$1,313	$388	$219
Commercial and commercial mortgages	—	105	—	14	3
Consumer	—	97	26	173	29
Total past due loans	$465	$1,423	$1,339	$575	$251

Ratio of nonaccruing loans to total loans (2)	2.93%	2.61%	1.15%	1.38%	0.19%
Ratio of allowance for loan losses to gross loans (2)	2.30	2.12	1.26	1.12	1.34
Ratio of nonperforming assets to total assets	2.35	2.19	1.04	0.99	0.14
Ratio of loan loss allowance to nonaccruing loans (3)	62.94	63.10	108.30	78.80	705.32

(1)	Nonaccruing TDRs are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held-for-sale.
(3)	The applicable allowance represents general valuation allowances only.

    Nonperforming assets increased $10.7 million between December 31, 2009 and December 31, 2010.  As a result nonperforming assets, as a ratio of total assets, increased to 2.35% at December 31, 2010 an increase of 0.16% over the 2.19% as of December 31, 2009.   A reduction in nonperforming construction loans of $14.4 million was more than offset by increases in nonperforming commercial, commercial mortgage and retail loans of $25.2 million. The increase was mainly due to the migration of small business loans and reflects the impact the current ongoing economic downturn is having on small business customers. The decrease in nonperforming construction loans was a result of proactive credit management as we emphasized problem asset resolution.  Assets acquired through foreclosure increased slightly to $9.0 million at December 31, 2010 compared to $8.9 million at December 31, 2009.  While we have added significant resources, proactively managed resolution of problem assets and have seen leading indicators continue to improve during the fourth quarter of 2010, the level of nonperforming assets is expected to continue to show volatility.

All of the accruing restructured loans were residential mortgages and consumer loans.  Concessions on these loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturity.  There were $15.6 million of restructured loans included in nonaccruing loan balances (all in construction loans).  Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained historical repayment performance for a reasonable period, usually six months.

The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

Year Ended December 31	2010	2009	2008
(In Thousands)
Beginning balance	$82,160	$35,760	$31,809
Additions	89,876	100,925	48,152
Collections	(38,459)	(19,133)	(26,574)
Transfers to accrual	(1,077)	(6,236)	(1,345)
Charge-offs/write-downs	(39,602)	(29,156)	(16,282)
Ending balance	$92,898	$82,160	$35,760

As of December 31, 2010, we had $108.0 million of loans, which although performing at that date, required increased supervision and review, and may, depending on the economic environment and other factors, become nonperforming assets in future periods. The amount of such loans at December 31, 2009 was $98.5 million. The majority of these loans are secured by commercial real estate, with others being secured by residential real estate, inventory and receivables.

At December 31, 2010, we did not have a material amount of loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused us to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

Allowance for Loan Losses.  We maintain allowances for loan losses and charge losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

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

Specific reserves are established when appropriate for certain loans in cases where we have identified significant conditions or circumstances related to a specific credit that we believe indicate the loan is impaired.

The formula allowances for commercial loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For low risk commercial and commercial real estate loans the portfolio is pooled, based on internal risk grade, and, as a starting point, estimates are based on a ten-year net charge-off history. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the probability of loss should default occur. Loss adjustment factors are then applied to the historical data based on criteria discussed below. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.

Pooled loans are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are first based on a ten-year net charge-off history. The average loss allowance per homogenous pool is based on the product of the average annual historical loss rate and the homogeneous pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information and loss adjustment factors.

Adjustments to historical losses are based upon our evaluation of various current conditions including those listed below:

•	General economic and business conditions affecting our key lending areas
•	Credit quality trends
•	Recent loss experience in particular segments of the portfolio
•	Collateral values and loan-to-value ratios
•	Loan volumes and concentrations, including changes in mix
•	Seasoning of the loan portfolio
•	Specific industry conditions within portfolio segments
•	Bank regulatory examination results
•	Other factors, including changes in quality of the loan origination, servicing and risk management processes

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual loans. We also have an internal loan review function that oversees and examines management’s internal ratings.  We have an internal loan rating system with twelve categories of loan ratings, which is used to evaluate our commercial loans. These categories are discussed later in this Note 6 to the Consolidated Financial Statements.

In addition, we regularly contract with third-party loan review experts to review portions of the portfolio.  Further, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses.  We also give consideration to the results of these regulatory agency examinations.

Increases in the allowance for loan losses in 2010 compared to prior periods and 2009 were due to rising trends in our past due and nonperforming loans and the effects of rising unemployment rates.  The increase in non-performing loans is a direct result of the weak economic environment impacting numerous borrowers’ ability to pay as scheduled.  This has resulted in increased loan delinquencies over the economic cycle and, in some cases, decreases in the collateral value used to secure real estate loans and the ability to sell the collateral upon foreclosure.  Collateral value is assessed based on third-party appraisals, collateral value trends and liquidation value trends.  In certain circumstances, the appraised value may be adjusted based upon the consideration of the age of the appraisal and other liquidation expenses to determine appropriate discounts that may be needed.  In response to the deterioration in real estate loan quality over this cycle, management closely monitors this portfolio.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect principal or interest that is due in accordance with contractual terms of the loan. Impaired loans include nonaccrual loans and troubled debt restructured loans. Loan impairment is measured in accordance with FASB ASC 310, Receivables (Formerly SFAS No. 114, Accounting for Creditors for Impairment of a Loan).  The adjustments are made in the form of specific reserves and/or charge-offs.  Additional information regarding the specific reserves can be found in Note 6 to the Consolidated Financial Statements.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

Year Ended December 31,	2010	2009	2008	2007	2006
(Dollars in Thousands)
Beginning balance	$53,446	$31,189	$25,252	$27,384	$25,381
Provision for loan losses	41,883	47,811	23,024	5,021	2,738

Charge-offs:
Commercial Mortgage	3,902	1,453	1,421	-	-
Construction	14,972	14,479	10,774	1,398	-
Commercial	9,458	5,796	1,992	4,379	470
Residential real estate	2,241	1,164	628	41	75
Overdrafts	1,019	1,216	1,327	1,441	607
Consumer	5,974	2,458	1,697	790	483
Total charge-offs	37,566	26,566	17,839	8,049	1,635

Recoveries:
Commercial Mortgage	126	4	-	117	148
Construction	1,495	375	12	10	22
Commercial	375	150	100	173	343
Residential real estate	26	38	7	11	14
Overdrafts	375	380	384	446	217
Consumer	179	65	249	139	156
Total recoveries	2,576	1,012	752	896	900

Net charge-offs	34,990	25,554	17,087	7,153	735
Ending balance	$60,339	$53,446	$31,189	$25,252	$27,384
Net charge-offs to average gross loans outstanding, net of unearned income	1.39%	1.01%	0.74%	0.34%	0.04%

During 2010, net charge-offs increased to $35.0 million, or 1.39%, of average loans annualized, from $25.6 million, or 1.01%, of average loans in 2009.  This is due to the fact that we provide for losses earlier in the problem loan identification process when they are probable.  We charge the loans off when they are determined to be uncollectable.

The allowance for loan losses is allocated by major portfolio type. As these portfolios have developed, they have become a source of historical data in projecting delinquencies and loss exposure.  However, such allocations are not a guarantee of when future losses may occur. While we have allocated the allowance for loan losses by portfolio type in the following table, the entire reserve is available for any loan portfolio to utilize. The allocation of the allowance for loan losses by portfolio type at the end of each of the last five fiscal years, and the percentage of outstanding loans in each category to total gross outstanding, at such dates follow:

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
Commercial mortgage	$10,564	23.8%	$6,160	20.7%	$7,353	22.6%	$7,655	20.6%	$7,260	20.6%
Construction	10,019	5.4%	10,922	9.2%	3,303	10.2%	4,496	12.3%	4,083	11.8%
Commercial	26,556	47.2%	24,834	44.4%	12,510	38.1%	8,088	35.0%	11,019	31.5%
Residential real estate	3,952	11.8%	4,073	13.8%	2,480	17.1%	1,304	19.8%	1,645	23.2%
Consumer	9,248	11.8%	7,457	11.9%	5,543	12.0%	3,709	12.3%	3,377	12.9%
Total	$60,339	100.0%	$53,446	100.0%	$31,189	100.0%	$25,252	100.0%	$27,384	100.0%

LIQUIDITY

We manage our liquidity risk and funding needs through our Treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2010, net loan growth resulted in the use of $43.1 million in cash.  Loan growth (excluding the CB&T acquisition) was primarily the result of our continued success increasing corporate and small business lending. We expect this trend to continue and have significant experience managing our funding needs through borrowings and deposit growth.

As a financial institution, we have ready access to several sources of funding. Among these are:

•	Deposit growth
•	Brokered deposits
•	Borrowing from the FHLB
•	Fed Discount Window access
•	Other borrowings such as repurchase agreements
•	Cash flow from securities, loan sales and repayments
•	Net income.

Our current branch expansion and renovation program is focused on expanding our retail footprint in Delaware and attracting new customers to provide additional deposit growth. Customer funding growth was strong, equaling $363.5 million, or 16% between December 31, 2009 and December 31, 2010.  Nearly all of this growth was in core deposit accounts and included a $175.2 million increase from the CB&T acquisition.

Our portfolio of high-quality liquid investments, primarily short-duration, mortgage-backed securities and GSE securities also provide a source of cash flow to meet current cash needs. If needed, portions of this portfolio, as well as portions of the loan portfolio, could be sold to provide cash to fund new loans. In addition, during the year ended December 31, 2010, $62.0 million in cash was provided by operating activities.

We have a policy that separately addresses liquidity, and we monitor our adherence to policy limits. As part of the liquidity management process, we also monitor our available wholesale funding capacity. At December 31, 2010, we had $428.6 million in funding capacity at the Federal Home Loan Bank of Pittsburgh. Also, liquidity risk management is a primary area of examination by the OTS.

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

CAPITAL RESOURCES

Federal laws, among other things, require the OTS to mandate uniformly applicable capital standards for all savings institutions.  These standards currently require institutions such as us to maintain a “tangible” capital ratio equal to 1.5% of adjusted total assets, “core” (or “Leverage”) capital equal to 4.0% of adjusted total assets.  “Tier 1” capital equal to 4.0% of “risk-weighted” assets and total “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of “risk-weighted” assets.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA), as well as other requirements, established five capital tiers: well-capitalized, adequately-capitalized, under capitalized, significantly under-capitalized, and critically under-capitalized.  A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

At December 31, 2010, we are classified as well-capitalized, the highest regulatory defined level, and in compliance with all regulatory capital requirements.  Additional information concerning our regulatory capital compliance is included in Note 10 to the Consolidated Financial Statements.

Since 1996, the Board of Directors has approved several stock repurchase programs to acquire common stock outstanding. We did not acquire any shares in 2010 or 2009.  At December 31, 2010, we held 9.6 million shares of our common stock as treasury shares.  At December 31, 2010, we had 506,000 shares remaining under our current share repurchase authorization.

On January 23, 2009, under the U.S. Treasury’s Capital Purchase Plan (“CPP”), we issued and sold 52,625 shares of senior preferred stock to the U.S. Treasury, having a liquidation amount equal to $1,000 per share, or $52.6 million.  Although we were well-capitalized under regulatory guidelines, the Board of Directors believed it was advisable to take advantage of the CPP to raise additional capital to ensure that, during these uncertain times, we are well-positioned to support our existing operations as well as anticipated future growth.  Additional information concerning the CPP is included in Note 21 to the Consolidated Financial Statements.

As part of the CPP program, any share repurchases or increase in the dividend level from the September 2008 quarterly payment of $0.12 per share, must be approved by the U.S. Treasury.

We completed a private placement to Peninsula Investment Partners, L.P. (Peninsula) on September 24, 2009, pursuant to which we issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of our common stock at an exercise price of $29.00 per share. Additional information concerning the Peninsula transaction is included in Note 21 to the Consolidated Financial Statements.

In August 2010, we completed an underwritten public offering of 1,370,000 shares of common stock.  The offering was priced at $36.50 per share, a slight premium to the prior day’s closing price, and raised $47.1 million, net of $2.9 million of costs.

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

CONTRACTUAL OBLIGATIONS

At December 31, 2010, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations.  These obligations are summarized below.  See Notes 7, 9 and 14 to the Consolidated Financial Statements for further discussion.

	Total	Less than	1-3 Years	3-5 Years	More than
		1 Year			5 Years
(In Thousands)
Operating lease obligations	$142,998	$6,250	$12,059	$11,266	$113,423
Long-term debt obligations	488,959	218,855	170,104	100,000	—
Data processing contracts	7,928	2,193	3,356	2,379	—
Credit obligations	603,539	603,539	—	—	—
Total	$1,243,424	$830,837	$185,519	$113,645	$113,423

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

On October 14, 2008, the Secretary of the Department of the Treasury announced the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts through TARP’s CPP. Under this program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock as a way for healthy U.S. financial institutions to help stabilize the U.S. economy. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity in such institution issued under the CPP.  After careful consideration of all the costs, restrictions, risks and benefits, we have elected to participate in the CPP program.  The Treasury’s investment signals their faith in us as a healthy institution that can help stabilize and eventually grow the economy. Additional information regarding this transaction can be found in Note 22 to the Consolidated Financial Statements.

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

On November 17, 2009, the Federal Reserve adopted a final ruling regarding Regulation E, otherwise known as the Electronic Fund Transfer Act.  The ruling limits our ability to assess fees for overdrafts on ATM or one-time debit transactions without receiving prior consent from our customers who have opted-in to our overdraft service.  This act became effective on July 1, 2010 and we have taken steps to be incompliance with these regulations.

On June 28, 2010 the Board of Directors of the FDIC adopted a final ruling extending the Transaction Account Guarantee (“TAG”) program to December 31, 2010.  And, as of September 27, 2010 the FDIC has proposed no further extension of the TAG program past December 31, 2010.  We chose to participate in the extension program.

On July 21, 2010, the President signed the Dodd-Frank Act into law.  This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making.  In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action.  While the full effects of the legislation on us cannot yet be determined, this legislation was opposed by the American Bankers Association and is generally perceived as negatively impacting the banking industry.  This legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.  There are many parts of the Dodd-Frank Act that have yet to be determined and implemented however, as a direct result of the Act, the following rulings have been adopted or will be adopted in the coming years:

•
On August 10, 2010 the Board of Directors of the FDIC adopted a final ruling permanently increasing the standard maximum deposit insurance amount from $100,000 to $250,000, which became effective on July 22, 2010.

•
During January of 2011, a timeframe and preliminary implementation plan for the phase out of The Office of Thrift Supervision (“the OTS”), one of our current banking regulators was announced by the joint agencies, and its merger into the Office of the Comptroller of the Currency.  The provisions of the plan include a transition from the Thrift Financial Report, which we file each quarter, to the Call Report, expected to begin with the March 2012 reporting period.

•
On February 7, 2011, the Federal Reserve approved a final ruling the changes the Deposit Insurance Fund (“DIF”) assessment from domestic deposits to average assets minus tangible equity.  The changes will go into effect during the second quarter of 2011 and will be payable at the end of September.  It is the intent of the FDIC that banks with over $10 billion in assets pay a larger share of the assessments into the DIF.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  No valuation allowance is required as of December 31, 2010.

Fair Value Measurements

We adopted FASB ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.  See Note 16, Fair Value of Financial Assets to our Consolidated Financial Statements.

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

The fair value of acquired assets and liabilities, including the resulting goodwill, was based either on quoted market prices or provided by other third-party sources, when available. When third-party information was not available we made good-faith estimates primarily through the use of internal cash flow modeling techniques. The assumptions used in the cash flow modeling are subjective and susceptible to significant changes.

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. As of December 31, 2010, goodwill totaled $26.7 million compared to $10.9 million as of December 31, 2009.  The majority of this goodwill is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008 and the acquisition of CB&T during 2010.  In addition, and mainly as a result of the CB&T acquisition, amortizing intangibles totaled $7.3 million as of December 31, 2010 compared to $2.8 million as of December 31, 2009.

Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value. The first step compares the estimated fair value of our reporting units with their carrying amounts, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step is performed comparing the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analyses and other variables. Estimated cash flows extend five years into the future and, by their nature, are difficult to estimate over such an extended period of time. Factors that may significantly affect estimates include, but are not limited to, balance sheet growth assumptions, credit losses in our investment and loan portfolios, competitive pressures in our market area, changes in customer base and customer product preferences, changes in revenue growth trends, cost structure, changes in discount rates, conditions in the banking sector and general economic variables.

As of December 31, 2010, we completed the Step One test of the analysis to determine potential goodwill impairment of the WSFS Bank reporting unit.  The valuation incorporated a market-based analysis and indicated the fair value of our WSFS Bank reporting unit was 43% above the carrying amount.  Therefore, in accordance with FASB ASC 350-20-35-6, the Step Two analysis was not required.

At December 31, 2010, goodwill and other intangible assets were not considered impaired.  Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing (“ASC 860”) (formerly SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140). This new standard amended derecognition guidance and eliminated the concept of qualifying special-purpose entities. The new standard was effective on January 1, 2010.  The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). The new standard amended previous guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement was effective January 1, 2010 and we have determined that adoption of the new standard did not have a material impact on our Consolidated Financial Statements.

In July 2010, the FASB issued an update (Accounting Standards update No. 2010-20, Receivables, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses) This update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class, certain existing disclosures, and to provide certain new disclosures about its financing receivables and related allowances for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendment does not require comparative disclosures for earlier reporting periods that ended before adoption, however, an entity should provide comparative disclosures for those reporting periods after initial adoption.  The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In December 2010, the FASB issued an update (Accounting Standards update No. 2010-29, Business Combinations – Disclosure of Supplementary Pro Forma Information for Business Combinations) which amends FASB ASC 805, Business Combination.  This update clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented.  The amendments also improve the usefulness of the pro forms revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly related to the business combination.  The amendment is effective for business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We do not expect this amendment will have a material impact on our Consolidated Financial Statements.

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

In January 2011, the FASB issued an update (Accounting Standards update No. 2011-01, Receivables) which temporarily delays the effective date of the disclosures about trouble debt restructurings in Update 2010 -20 for public entities.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a trouble debt restructuring.  The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will be coordinated to be effective for interim and annual periods ending after June 15, 2011.  We are still evaluating if the adoption of these disclosures will have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within our acceptable tolerance ranges. At December 31, 2010 interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $208 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year increased from 96.4% at December 31, 2009 to 110.1% at December 31, 2010. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 5.26% at December 31, 2010 from 1.97% at December 31, 2009. The change in sensitivity since December 31, 2009 was the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure required to be performed by the OTS-regulated institutions is the test specified by OTS Thrift Bulletin No. 13A, Management of Interest Rate Risk, Investment Securities and Derivatives Activities. This test measures the impact on the net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of the net present value of assets. The following table is the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value at the specified levels at December 31, 2010 and 2009, calculated in compliance with Thrift Bulletin No. 13A:

At December 31,	2010		2009
Change in	% Change in		% Change in
Interest Rate	Net Interest	Net Portfolio	Net Interest		Net Portfolio
(Basis Points)	Margin (1)	Value (2)	Margin (1)		Value (2)
300	7%	9.35%	4%		8.88%
200	5%	9.78%	3%		9.24%
100	3%	9.93%	1%		9.43%
-	-%	9.94%	-%		9.39%
-100	-10%	9.48%	-7%		9.16%
-200 (3)	NMF	NMF	NM	F	NMF
-300 (3)	NMF	NMF	NM	F	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The net portfolio value ratio in a stable interest rate environment and the net portfolio value as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.

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

During the first quarter of 2010 we executed $75.0 million of intermediate-term FHLB Advances to reduce the sensitivity of our net interest income to increases in market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
WSFS Financial Corporation:

We have audited the accompanying consolidated statement of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WSFS Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the WSFS Financial Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2011

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,	2010	2009	2008
(Dollars in Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$126,347	$128,248	$140,661
Interest on mortgage-backed securities	35,212	28,560	23,984
Interest and dividends on investment securities	1,125	1,386	1,331
Interest on investments in reverse mortgages	(287)	(464)	(1,077)
Other interest income	6	—	1,578
	162,403	157,730	166,477

Interest expense:
Interest on deposits	23,097	30,389	39,809
Interest on Federal Home Loan Bank advances	14,752	18,306	29,620
Interest on federal funds purchased and securities	1,514	1,531	2,397
sold under agreements to repurchase
Interest on trust preferred borrowings	1,390	1,797	3,275
Interest on other borrowings	979	1,063	2,157
	41,732	53,086	77,258
Net interest income	120,671	104,644	89,219
Provision for loan losses	41,883	47,811	23,024
Net interest income after provision for loan losses	78,788	56,833	66,195

Noninterest income:
Credit/debit card and ATM income	18,947	16,522	17,229
Deposit service charges	16,239	16,881	16,484
Fiduciary and investment management income	4,761	3,540	3,438
Loan fee income	3,042	4,857	3,696
Mortgage banking activities, net	2,256	1,646	148
Securities gains, net	1,031	3,423	139
Bank-owned life insurance income	732	917	1,786
Other income	3,107	2,455	3,069
	50,115	50,241	45,989

Noninterest expenses:
Salaries, benefits and other compensation	49,790	48,133	46,654
Occupancy expense	9,748	9,664	8,416
FDIC expenses	7,016	7,064	661
Loan workout and OREO expense	6,544	5,920	2,222
Equipment expense	6,422	6,803	6,174
Professional fees	5,460	5,892	3,159
Data processing and operations expense	4,588	4,743	4,216
Marketing expense	3,193	3,304	3,920
Acquisition costs	1,677	—	—
Other operating expenses	14,894	16,981	13,676
	109,332	108,504	89,098
Income (loss) before taxes	19,571	(1,430)	23,086
Income tax provision (benefit)	5,454	(2,093)	6,950
Net income	14,117	663	16,136
Dividends on preferred stock and accretion of discount	2,770	2,590	—
Net income (loss) allocable to common stockholders	$11,347	$(1,927)	$16,136
Earnings per share:
Basic	$1.48	$(0.30)	$2.62
Diluted	$1.46	$(0.30)	$2.57
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CONDITION

Year Ended December 31,	2010	2009
(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$49,932	$55,756
Cash in non-owned ATMs	326,573	264,903
Federal funds sold	—	—
Interest-bearing deposits in other banks	254	1,090
Total cash and cash equivalents	376,759	321,749
Investment securities held-to-maturity (fair value: 2010=$196; 2009=$671)	219	709
Investment securities available-for-sale including reverse mortgages	52,232	44,808
Mortgage-backed securities, available-for-sale	700,926	669,059
Mortgage-backed securities, trading	12,432	12,183
Loans held-for-sale	14,522	8,366
Loans, net of allowance for loan losses of $60,339 at December 31, 2010	2,561,368	2,470,789
and $53,446 at December 31, 2009
Bank-owned life insurance	64,243	60,254
Stock in Federal Home Loan Bank of Pittsburgh, at cost	37,536	39,305
Assets acquired through foreclosure	9,024	8,945
Premises and equipment	31,870	36,108
Goodwill	26,745	10,870
Intangible assets	7,307	2,781
Accrued interest receivable and other assets	58,335	62,581
Total assets	$3,953,518	$3,748,507

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$468,098	$431,476
Interest-bearing demand	312,546	265,719
Money market	743,808	550,639
Savings	255,340	224,921
Time	484,864	470,139
Jumbo certificates of deposit	297,112	272,334
Total customer deposits	2,561,768	2,215,228
Brokered deposits	249,006	346,643
Total deposits	2,810,774	2,561,871

Federal funds purchased and securities sold under agreements to repurchase	100,000	100,000
Federal Home Loan Bank advances	488,959	613,144
Trust preferred borrowings	67,011	67,011
Other borrowed funds	91,636	74,654
Accrued interest payable and other liabilities	27,316	30,027
Total liabilities	3,585,696	3,446,707

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized;	1	1
issued 52,625 at December 31, 2010 and December 31, 2009
Common stock $.01 par value, 20,000,000 shares authorized; issued 18,105,788	180	166
at December 31, 2010 and 16,660,588 at December 31, 2009
Capital in excess of par value	216,316	166,627
Accumulated other comprehensive income (loss)	6,524	(2,022)
Retained earnings	393,081	385,308
Treasury stock at cost, 9,580,569 shares at December 31, 2010	(248,280)	(248,280)
and December 31, 2009
Total stockholders’ equity	367,822	301,800
Total liabilities and stockholders’ equity	$3,953,518	$3,748,507
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
			Capital in	Other			Total
	Preferred	Common	Excess of	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Par Value	Loss	Earnings	Stock	Equity
(In Thousands)
Balance, December 31, 2007	$—	$157	$83,077	$(3,861)	$376,682	$(244,725)	$211,330

Comprehensive income:
Net income	—	—	—	—	16,136	—	16,136
Other comprehensive income (1)	—	—	—	(8,752)	—	—	(8,752)
Total comprehensive income							7,384
Cash dividend, $0.46 per share	—	—	—	—	(2,832)	—	(2,832)
Issuance of common	—	—	2,391	—	—	—	2,391
stock, including
proceeds from
exercise of
common stock
options
Treasury stock at cost, 73,500 shares	—	—	—	—	—	(3,555)	(3,555)
Issuance of restricted stock	—	—	202	—	—	—	202
Reclassification adjustment of negative minority interest	—	—	—	—	352	—	352
Tax benefit from exercises of	—	—	1,363	—	—	—	1,363
common stock options
Balance, December 31, 2008	$—	$157	$87,033	$(12,613)	$390,338	$(248,280)	$216,635

Comprehensive income:
Net income	—	—	—	—	663	—	663
Other comprehensive income (1)	—	—	—	10,591	—	—	10,591
Total comprehensive income							11,254
Cash dividend, $0.48 per share	—	—	—	—	(3,078)	—	(3,078)
Issuance of common	—	9	25,109	—	—	—	25,118
stock, including
proceeds from
exercise of
common stock
options
Issuance of restricted stock	—	—	174	—	—	—	174
Reclassification adjustment of negative minority interest	—	—	—	—	(352)	—	(352)
Tax benefit from exercises of	—	—	80	—	—	—	80
common stock options
Preferred stock cash dividends	—	—	—	—	(2,136)	—	(2,136)
Preferred stock discount accretion	—	—	127	—	(127)	—	—
Preferred stock and common stock warrants issued	1	—	54,104	—	—	—	54,105
Balance, December 31, 2009	$1	$166	$166,627	$(2,022)	$385,308	$(248,280)	$301,800

Comprehensive income:
Net income	—	—	—	—	14,117	—	14,117
Other comprehensive income (1)	—	—	—	8,546	—	—	8,546
Total comprehensive income							22,663
Cash dividend, $0.48 per share	—	—	—	—	(3,575)	—	(3,575)
Issuance of common stock, including	—	14	49,018	—	—	—	49,032
proceeds from
exercise of
common stock
options
Issuance of restricted stock	—	—	192	—	—	—	192
Tax benefit from exercises of	—	—	341	—	—	—	341
common stock options
Preferred stock cash dividends	—	—	—	—	(2,631)	—	(2,631)
Preferred stock discount accretion	—	—	138	—	(138)	—	—
Balance, December 31, 2010	$1	$180	$216,316	$6,524	$393,081	$(248,280)	$367,822

(1) Other Comprehensive Income (Loss):	2010	2009	2008
Net unrealized holding gains (losses) on securities available-for-sale arising during the	$9,344	$11,845	$(8,752)
period, net of taxes (2010 - $5,727; 2009 - $6,491; 2008 - $(5,364));
Actuarial loss reclassified to periodic cost, net of income taxes (2010 - (295));	(54)	—	—
Transition obligation reclassified to periodic cost, net of income taxes (2010 - $23);	38	—	—
Reclassification for gains included in income,	(782)	(1,254)	—
net of income taxes (2010 - $(479); 2009 - $(768));
Total other comprehensive income (loss)	$8,546	$10,591	$(8,752)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2010	2009	2008
(In Thousands)
Operating activities:
Net income	$14,117	$663	$16,136
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	41,883	47,811	23,024
Depreciation, accretion and amortization	6,664	6,953	6,218
Decrease (increase) in accrued interest receivable and other assets	1,772	(31,217)	(94)
Origination of loans held-for-sale	(166,029)	(115,196)	(31,358)
Proceeds from sales of loans held-for-sale	161,965	110,731	31,648
Gain on mortgage banking activity, net	(2,257)	(1,646)	(148)
(Income) loss on mark to market adjustment on trading securities	(249)	(1,368)	1,616
Securities gain from the sale of MasterCard, Inc and Visa, Inc common stock	-	(119)	(1,755)
Net gain on sale of investments	(782)	(2,022)	-
Stock-based compensation expense, net of tax benefit recognized	796	874	730
Excess tax benefits from share based payment arrangements	(341)	(80)	(1,363)
Increase in accrued interest payable and other liabilities	1,112	3,188	1,693
Loss on wind down of 1st Reverse	-	1,857	-
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	3,766	1,905	816
Increase in value of bank owned life insurance	(732)	(917)	(1,786)
Decrease in capitalized interest (net)	287	464	1,009
Net cash provided by operating activities	61,972	21,881	46,386

Investing activities:
Maturities and calls of investment securities	12,380	22,591	14,440
Purchases of investment securities available for sale	(19,601)	(19,070)	(37,298)
Sales of mortgage-backed securities available for sale	154,644	111,214	-
Repayments of mortgage-backed securities available for sale	204,414	151,571	77,856
Purchases of mortgage-backed securities available for sale	(373,574)	(424,813)	(95,195)
Repayments on reverse mortgages	62	207	1,248
Disbursements for reverse mortgages	(193)	(202)	(227)
Purchase of 1st Reverse Financial Services, LLC	-	-	(2,442)
Acquisition of branches	-	-	(11,505)
Sales of loans	3,775	22,270	-
Purchase of Christiana Bank and Trust, net cash received	40,332	-	-
Purchase of loans	-	-	(3,190)
Net increase in loans	(43,062)	(109,261)	(236,674)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	1,965	-	6,232
Sale of assets acquired through foreclosure, net	8,887	3,274	1,674
Proceeds from the sale of MasterCard, Inc and Visa Inc common stock	-	119	1,755
Investment in premises and equipment, net	(5,732)	(6,776)	(4,989)
Net cash used for investing activities	(15,703)	(248,876)	(288,315)
(continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Year Ended December 31,	2010	2009	2008
(In Thousands)
Financing Activities:
Net increase in demand and savings deposits	$169,381	$347,401	$112,850
Net increase (decrease) in time deposits	20,336	(7,255)	134,061
Net (decrease) increase in brokered deposits	(99,689)	34,381	61,523
Proceeds from federal funds purchased and securities sold under agreement to repurchase	18,470,000	18,922,995	12,853,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(18,470,000)	(18,897,995)	(12,853,000)
Proceeds of FHLB advances	25,128,164	30,481,564	82,778,987
Repayments of FHLB advances	(25,252,349)	(30,684,378)	(82,861,310)
Proceeds from issuance of unsecured bank debt	-	30,000	-
Dividends paid	(6,206)	(5,214)	(2,832)
Proceeds from issuance of preferred stock	-	52,625	-
Issuance of common stock and exercise of common stock options	48,763	25,982	1,863
Excess tax benefit from share based payment arrangements	341	80	1,363
Purchase of treasury stock, net of re-issuance	-	-	(3,555)
Net cash provided by financing activities	8,741	300,186	222,950
Increase (decrease) in cash and cash equivalents	55,010	73,191	(18,979)
Cash and cash equivalents at beginning of year	321,749	248,558	267,537
Cash and cash equivalents at end of year	$376,759	$321,749	$248,558

Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$42,655	$55,640	$80,654
Cash paid for income taxes, net	10,520	2,593	10,521
Loans transferred to assets acquired through foreclosure	12,732	9,143	6,186
Net change in accumulated other comprehensive income	8,546	10,591	(8,752)
Fair value of assets acquired, net of cash received	121,735	-	-
Fair value of liabilities assumed	177,942	-	-
Settlement of pending sale of premises and equipment	6,515	-	-

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WSFS Financial Corporation (“the Company,” “our Company,” “WSFS”, “we,” “our” or “us”) is a savings and loan holding company organized under the laws of the State of Delaware. Our principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), is a federal savings bank organized under the laws of the United States which, at December 31, 2010, serves customers from our 42 banking offices located in Delaware (35), Pennsylvania (5), Virginia (1), and Nevada (1).

In preparing the Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The material estimates that are particularly susceptible to significant changes in the near term relate to the allowance for loan losses for impaired loans and the remainder of the loan portfolios, investment in reverse mortgages, goodwill and income taxes.

Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that, in 2011, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, goodwill and intangible assets, post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement expense.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the parent company, WSFS Bank and its wholly-owned subsidiaries, including WSFS Investment Group, Inc. (“WIG”) and Monarch Entity Services LLC (“Monarch”), Montchanin Capital Management, Inc. (“Montchanin”) and its wholly-owned subsidiary, Cypress Capital Management, LLC (“Cypress”). WIG markets various third-party insurance and securities products to Bank customers through the Bank’s retail banking system. Monarch provides commercial domicile services which include employees, directors, subleases and registered agent services in Delaware and Nevada.  During 2009, WSFS Bank also owned a majority interest in 1st Reverse Financial Services, LLC (“1st Reverse”), specializing in reverse mortgage lending, however, operations were wound-down during the 4th quarter of 2009. Montchanin was formed to provide asset management products and services.

WSFS Capital Trust III (“the Trust”) is our unconsolidated subsidiary, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities. The proceeds from this issue were used to fund the redemption of $51.5 million of Floating Rate WSFS Capital Trust I Preferred Securities (formerly, WSFS Capital Trust I). The Trust invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in our Junior Subordinated Debentures.

Whenever necessary, reclassifications have been made to the prior years’ Consolidated Financial Statements to conform to the current year’s presentation. All significant intercompany transactions were eliminated in consolidation.

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
o
Debt and equity securities purchased with the intention of selling them in the near future are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings.

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

When we conclude an investment security is other-than-temporarily impaired (“OTTI”), a loss for the difference between the investment security’s carrying value and its fair value is recognized as a reduction to non-interest income in the consolidated statement of operations. For an investment in a debt security, if we do not intend to sell the investment security and conclude that it is not more likely than not we will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive income/loss, net of the tax effect, and the “credit” component of the OTTI is included as a reduction to non-interest income in the consolidated statement of operations. We are required to use our judgment to determine impairment in certain circumstances. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.

Investment in Reverse Mortgages

We account for our investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission (SEC) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts,” which requires grouping the individual reverse mortgages into “pools” and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, we must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages.  The effective yield of each pool is recomputed and income is adjusted to reflect the revised rate of return. Because of this highly specialized accounting, the recorded value of reverse mortgage assets can result in significant volatility associated with estimations. As a result, income recognition can vary significantly from reporting period to reporting period. During 2010, we recorded a $287,000 charge, recognized in interest income, related to our second-lien interest in the remaining 16 whole-loan reverse mortgages.

During 2010, we recorded income of $249,000 related to the mark-to-market adjustment on a $12.4 million par value BBB+ rated mortgage-backed security (MBS) issued in connection with a 2002 reverse mortgage securitization.

Loans

Loans are stated net of deferred fees, deferred costs and unearned discounts.  Interest income on loans is recognized using the level yield method.  Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.

A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. In addition, all loans restructured in a troubled debt restructuring are considered to be impaired.  Impaired loans include loans within our commercial, commercial mortgage, commercial construction, residential mortgages and consumer portfolios. Our policy for recognition of interest income on impaired loans is the same as for nonaccrual loans discussed below.

Past Due and Nonaccrual Loans

A loan is considered to be past due on the day after a principal or interest payment is due. Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in our opinion, collection is doubtful, or when principal or interest is contractually past due 90 days or more. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on our assessment of the ultimate collectability of the loan. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e. consistent repayment record, generally six consecutive payments, has been demonstrated) and the paying capacity of the borrower or the underlying collateral is deemed sufficient to cover principal and interest in accordance with our previously established loan-to-value policies.

Allowances for Loan Losses

We maintain allowances for loan losses and charge losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

We have established the loan loss allowance in accordance with guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans, formula allowances for commercial and commercial real estate loans, and allowances for pooled, homogenous loans.  Impairment of troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is collateral dependent.  Troubled debt restructures consist of concessions granted to borrowers facing financial difficulty.

Specific reserves are established for certain loans in cases where we have identified significant conditions or circumstances that we believe indicate the probability that the loan is impaired.

For additional detail regarding the provision for loan losses, see Note 6 to the Consolidated Financial Statements.

Assets Held-for-Sale

Assets held-for-sale includes loans held-for-sale and are carried at the lower of cost or fair value in the aggregate or, in some cases, individual assets.

Assets Acquired Through Foreclosure

Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loans or their fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding the assets are charged to expense in the current period. We write-down the value of the assets when declines in fair value below the carrying value are identified. Net costs of assets acquired through foreclosure include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs. During 2010, we recorded $3.8 million in additional charges (including write-downs and net losses on sales of assets) related to assets acquired through foreclosure (REO).  These charges were $1.9 million and $816,000 for the years ended December 31, 2009 and 2008, respectively.

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

Goodwill and Other Intangible Assets

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets.  Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. We review goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. This review evaluates potential impairment by determining if our fair value has fallen below carrying value.

Other intangible assets consist mainly of core deposits and covenants not to compete obtained through acquisitions and are amortized over their estimated lives using the present value of the benefit of the core deposits and straight-line methods of amortization. Core deposit intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

We enter into sales of securities under agreements to repurchase. Securities sold under agreements to repurchase are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statement of Condition. The securities underlying the agreements are assets. Generally, federal funds are purchased for periods ranging up to 90 days.

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

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	2010	2009	2008
	(In Thousands, Except Per Share Data)
Numerator:
Net income (loss) allocable to common shareholders	$11,347	$(1,927)	$16,136

Denominator:
Denominator for basic earnings per share - weighted average shares	7,655	6,429	6,158
Effect of dilutive employee stock options	131	-	132
Denominator for diluted earnings per share - adjusted weighted
average shares and assumed exercise	7,786	6,429	6,290

Earnings per share:
Basic:
Net income (loss) income allocable to common shareholders	$1.48	$(0.30)	$2.62

Diluted:
Net income (loss) income allocable to common shareholders	$1.46	$(0.30)	$2.57

Outstanding common stock equivalents having no dilutive effect	602	939	371

For the year ended December 31, 2009, 939,000 employee stock options were excluded from the computation of diluted net loss per common share, of which 59,000 were because the effect would have been antidilutive due to the net loss reported in this period.

2. INVESTMENT SECURITIES

The following table details the amortized cost and the estimated fair value of the Company’s investment securities available-for-sale (which includes reverse mortgages) and securities held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

December 31, 2010:
Reverse mortgages	$(686)	$—	$—	$(686)
U.S. Government and government
sponsored enterprises ("GSE")	49,691	441	(129)	50,003
State and political subdivisions	2,879	38	(2)	2,915
	$51,884	$479	$(131)	$52,232

December 31, 2009:
Reverse mortgages	$(530)	$—	$—	$(530)
U.S. Government and GSE	40,695	652	(35)	41,312
State and political subdivisions	3,935	91	—	4,026
	$44,100	$743	$(35)	$44,808

Held-to-maturity:

December 31, 2010
State and political subdivisions	$219	$—	$(23)	$196
	$219	$—	$(23)	$196

December 31, 2009
State and political subdivisions	$709	$—	$(38)	$671
	$709	$—	$(38)	$671

Securities with book values aggregating $46.9 million at December 31, 2010 were specifically pledged as collateral for our Treasury Tax and Loan account with the Federal Reserve Bank, securities sold under agreement to repurchase, certain letters of credit and municipal deposits which require collateral.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at December 31, 2010 and 2009 were as follows:

	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
2010
Within one year (1)	$—	$—	$10,549	10,617
After one year but within five years	—	—	41,006	41,286
After five years but within ten years	—	—	—	—
After ten years	219	196	329	329
	$219	$196	$51,884	$52,232
2009
Within one year (1)	$340	$340	$10,864	$11,068
After one year but within five years	—	—	32,986	33,485
After five years but within ten years	—	—	250	255
After ten years	369	331	—	—
	$709	$671	$44,100	$44,808

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

There were no sales of investment securities classified as available-for-sale during 2010, 2009, or 2008 and as a result, there were no net gains/losses realized. Investment securities totaling $720,000 and $18.6 million were called by their issuers during 2010 and 2009, respectively.

At December 31, 2010, we owned investment securities totaling $13.6 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $154,000 at December 31, 2010. This temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Securities with a fair value of $102,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. The investment portfolio is reviewed on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.  We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  We do not have the intent to sell, nor is it more likely-than not we will be required to sell these securities before we are able to recover the amortized cost basis.

    The table below shows the gross unrealized losses and fair value of our investment portfolio by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity:
State and political subdivisions	$—	$—	$102	$23	$102	$23

Available-for-sale:
State and political subdivisions	502	2	—	—	502	2
U.S Government and agencies	12,994	129	—	—	12,994	129

Total temporarily impaired investments	$13,496	$131	$102	$23	$13,598	$154

The table below shows the gross unrealized losses and fair value of our investment portfolio by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity:
State and political subdivisions	$—	$—	$242	$38	$242	$38

Available-for-sale:
State and political subdivisions	—	—	—	—	—	—
U.S Government and agencies	2,985	35	—	—	2,985	35

Total temporarily impaired
investments	$2,985	$35	$242	$38	$3,227	$73

3. MORTGAGE-BACKED SECURITIES

The following table details the amortized cost and the estimated fair value of our mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
December 31, 2010:
Collateralized mortgage obligations ("CMO") (1)	$490,946	$9,687	$(599)	$500,034
Federal National Mortgage Association ("FNMA")	89,226	1,253	(431)	90,048
Federal Home Loan Mortgage Corporation ("FHLMC")	43,970	743	(273)	44,440
Government National Mortgage Association ("GNMA")	65,849	1,229	(674)	66,404
	$689,991	$12,912	$(1,977)	$700,926

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
December 31, 2009:
CMO's (1)	$519,527	$5,368	$(10,383)	$514,512
FNMA	61,603	813	(454)	61,962
FHLMC	44,536	561	(83)	45,014
GNMA	46,629	1,129	(187)	47,571
	$672,295	$7,871	$(11,107)	$669,059
(1) Includes Agency CMOs classified as available-for-sale

Trading securities:

December 31, 2010:
CMO	$12,432	$—	$—	$12,432

December 31, 2009:
CMO	$12,183	$—	$—	$12,183

The portfolio of available-for-sale mortgage-backed securities includes 186 securities with an amortized cost of $690.0 million comprised of $315.4 million of GSE and $374.6 million of non-GSE securities.  All securities, other than the BBB+ trading securities, were AAA-rated at the time of purchase; with only two securities, with an amortized cost of $3.3 million, rated below AAA at December 31, 2010.  All downgraded securities were evaluated at December 31, 2010.  The result of this evaluation concluded that there was no other-than-temporary impairment as of December 31, 2010.  An evaluation of downgraded securities at December 31, 2009 showed one security had an other-than-temporary impairment which resulted in an earnings charge of $86,000.  The weighted average duration of the mortgage-backed securities was 2.1 years at December 31, 2010.  Mortgage-backed securities have expected maturities that differ from their contractual maturities.  These differences arise because borrowers usually have the right to call or prepay obligations with or without a prepayment penalty.

At December 31, 2010, mortgage-backed securities with fair values aggregating $346.4 million were pledged as collateral, mainly for retail customer repurchase agreements and municipal deposits. From time to time, mortgage-backed securities are also pledged as collateral for FHLB borrowings and other obligations.  The fair value of these FHLB pledged mortgage-backed securities at December 31, 2010 was $66.5 million.

During 2010, we sold $154.7 million of mortgage-backed securities categorized as available-for-sale for net gains of $782,000.  This was the result of our portfolio management strategy designed to monetize  gains in mortgage-backed securities where prepayments were expected to accelerate and to decrease the level of downgraded private label mortgage-backed securities.  In 2009, proceeds from the sale of mortgage-backed securities available-for-sale were $111.2 million and resulted in net gains of $2.0 million.  The cost basis of all mortgage-backed securities sales are based on the specific identification method.

At December 31, 2010, we owned mortgage-backed securities totaling $143.9 million where the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $2.0 million at December 31, 2010. This temporary impairment was the result of changes in market interest rates, a lack of liquidity in the mortgage-backed securities market and the reduction in credit in the non-GSE mortgage-backed security portfolio.  Most of these securities have been impaired for less than twelve months. We have determined that these securities were not other-than-temporarily impaired as of December 31, 2010. Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities, such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage.  We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows the gross unrealized losses and fair value of our MBS by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$58,821	$534	$1,171	$65	$59,992	$599
FNMA	45,129	431	—	—	45,129	431
FHLMC	14,981	273	—	—	14,981	273
GNMA	23,831	674	—	—	23,831	674

Total temporarily impaired MBS	$142,762	$1,912	$1,171	$65	$143,933	$1,977

The table below shows the gross unrealized losses and fair value of our MBS by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2009:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$115,088	$2,701	$108,839	$7,682	$223,927	$10,383
FNMA	29,360	454	—	—	29,360	454
FHLMC	25,434	83	—	—	25,434	83
GNMA	19,953	187	—	—	19,953	187

Total temporarily impaired MBS	$189,835	$3,425	$108,839	$7,682	$298,674	$11,107

At December 31, 2009, we owned one $2.6 million mortgage-backed security where the amortized cost exceeded fair value and we recognized other-than-temporary impairment. The total loss on this bond was $187,000 at December 31, 2009. Of this loss, $86,000 was related to credit impairment and $101,000 was related to market interest rates and lack of liquidity in the market for mortgage-backed securities. As a result, we recorded a charge to earnings of $86,000 for other-than-temporary impairment during 2009.  There was no other-than-temporary impairment recognized in 2010.

We own $12.4 million par value of SASCO RM-1 2002 securities which are classified as trading, of which, $1.4 million is accrued interest paid in kind.  We expect to recover all principal and interest due to seasoning and excess collateral.  Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) (Formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading because it was our intent to sell them in the near term.  We estimated the value of these securities as of December 31, 2010 based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach.  We have used the guidance under ASC 320 to provide a reasonable estimate of fair value in 2009.

4. REVERSE MORTGAGES AND RELATED ASSETS

We hold an investment in reverse mortgages of $(686,000) at December 31, 2010 representing a participation in 16 reverse mortgages with a third party. These loans were originated in the early 1990s.

These reverse mortgage loans are contracts that require the lender to make monthly advances throughout each borrower’s life or until each borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.

We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from these mortgage loans can result in significant volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2010, we recorded a negative $287,000 in interest income on reverse mortgages as compared to a negative of $464,000 in 2009 and a negative of $1.1 million in 2008.  The results for all three years was primarily due to the decrease in the values of the properties securing these mortgages, based on annual re-evaluation and consistent with the decrease in home values over the past three years.

The projected cash flows depend on assumptions about life expectancy of the mortgagees and the future changes in collateral values. Projecting the changes in collateral values is the most significant factor impacting the volatility of reverse mortgage values. The current assumptions include a short-term annual depreciation rate of zero in the first year, and a long-term annual appreciation rate of 0.5% in future years. If the long-term appreciation rate was increased to 1.5%, the resulting impact would have resulted in income of $1,000. Conversely, if the long-term appreciation rate was decreased to -0.5%, the resulting impact would have been a loss of $1,000.  If housing values do not change (0.0% annual appreciation for all future years), the resulting impact would be a loss of less than $1,000.

We hold $12.4 million fair value in BBB+ rated mortgage-backed securities classified as trading.  We also have options to acquire up to 49.9% of Class “O” Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned. The Class “O” Certificates are currently recorded on our financial statements at a zero value. At the time of the securitization, the third party securitizer (Lehman Brothers) retained 100% of the Class “O” Certificates from the securitization. These Class “O” Certificates have no priority over other classes of Certificates under the Trust and no distributions will be made on the Class “O” Certificates until, among other conditions, the principal amount of each other class of notes has been reduced to zero. The underlying assets, the reverse mortgages, are long-term assets. Hence, any cash flow that might inure to the holder of the Class “O” Certificates is not expected to occur until 2014 or later. Additionally, we have had the ability to exercise our option on 49.9% of the Class “O” Certificates in up to five separate increments for an aggregate purchase price of $1.0 million any time between January 1, 2004 and the termination of the Securitization Trust. The option to purchase the Class “O” Certificates does not meet the definition of a derivative under ASU 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133). This certificate is an equity security with no readily determinable fair value; as such, it is excluded from the accounting treatment promulgated under ASU 320, Investments—Debt and Equity Securities (formerly SFAS 115) As a result, the option is carried at cost (which is zero). In 2008 Lehman Brothers Holdings filed for bankruptcy.  During 2009 we filed a “Proof of Claim” against Lehman Brothers Holding, Inc. regarding the option on the Class “O” Certificates.  Also during 2009 we notified Lehman Brothers Holding, Inc. that we were exercising our option on these securities.  While the status of this exercise is still pending, during 2010 we entered into negotiations with the bankruptcy estate to fully resolve this claim.

5. LOANS

The following table details our loan portfolio by category:

December 31,	2010	2009
(In Thousands)
Commercial loans	$1,239,103	$1,120,807
Real estate mortgage loans:
Residential (1-4 family)	308,857	348,873
Other	625,379	524,380
Real estate construction loans	140,832	231,625
Consumer loans	309,722	300,648
	2,623,893	2,526,333
Less:
Deferred fees, net	2,186	2,098
Allowance for loan losses	60,339	53,446
Net loans	$2,561,368	$2,470,789

Nonaccruing loans aggregated $76.8 million, $65.9 million and $28.4 million at December 31, 2010, 2009 and 2008, respectively.  If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $2.3 million in 2010, $2.6 million in 2009, and $2.0 million in 2008.

The total amount of loans serviced for others were $358.8 million, $394.6 million and $417.7 million at December 31, 2010, 2009 and 2008, respectively all of which were residential first mortgage loans. We received fees from the servicing of loans of $508,000, $570,000 and $650,000 during 2010, 2009 and 2008, respectively.

We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans we acquire or originate. The value of these servicing rights was $286,000 and $349,000 at December 31, 2010 and 2009, respectively. Mortgage loans serviced for others are not included in loans in the accompanying Consolidated Statement of Condition. Changes in the valuation of these servicing rights resulted in net expense of $63,000 during 2010 and net revenue of $20,000 in 2009.  Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking activities, net in the Consolidated Statement of Operations.

Accrued interest receivable on loans outstanding was $8.4 million and $7.6 million at December 31, 2010 and 2009, respectively.

Included in net loans as of December 31, 2010 were $106.2 million of loans acquired from CB&T.  These loans were originally recorded at fair value with no carryover of any allowance for loan losses that CB&T had recorded on these loans.

A summary of changes in the allowance for loan losses follows:

Year Ended December 31,	2010	2009	2008
(In Thousands)
Beginning balance	$53,446	$31,189	$25,252
Provision for loan losses	41,883	47,811	23,024
Loans charged-off (1)	(37,566)	(26,566)	(17,839)
Recoveries (2)	2,576	1,012	752
Ending balance	$60,339	$53,446	$31,189

(1)	2010, 2009 and 2008 includes $1.0 million, $1.2 million and $1.3 million of overdraft charge-offs, respectively.
(2)	2010, 2009 and 2008 includes $375,000, $380,000 and $384,000 of overdraft recoveries, respectively.

During 2010, net charge-offs increased to $35.0 million, or 1.39%, of average loans annualized, from $25.6 million, or 1.01%, of average loans in 2009.  We charge loans off when they are deemed to be uncollectable.

6. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain allowances for loan losses and charge losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

Specific reserves are established when appropriate for certain loans in cases where we have identified significant conditions or circumstances related to a specific credit that we believe indicate the loan is impaired.

The formula allowances for commercial loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For low risk commercial and commercial real estate loans the portfolio is pooled, based on internal risk grade, and, as a starting point, estimates are based on a ten-year net charge-off history. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the probability of loss should default occur. Loss adjustment factors are then applied to the historical data based on criteria discussed below. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.

Pooled loans are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are first based on a ten-year net charge-off history. The average loss allowance per homogenous pool is based on the product of the average annual historical loss rate and the homogeneous pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information and loss adjustment factors.

Adjustments to historical losses are based upon our evaluation of various current conditions including those listed below:
•	General economic and business conditions affecting our key lending areas
•	Credit quality trends
•	Recent loss experience in particular segments of the portfolio
•	Collateral values and loan-to-value ratios
•	Loan volumes and concentrations, including changes in mix
•	Seasoning of the loan portfolio
•	Specific industry conditions within portfolio segments
•	Bank regulatory examination results
•	Other factors, including changes in quality of the loan origination, servicing and risk management processes

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual loans. We also have an internal loan review function that oversees and examines management’s internal ratings.  We have an internal loan rating system with twelve categories of loan ratings, which is used to evaluate our commercial loans. The definitions of each of these categories are discussed later in this note.

In addition, we regularly contract with third-party loan review experts to review portions of the portfolio.  Further, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses.  We also give consideration to the results of these regulatory agency examinations.

Increases in the allowance for loan losses in 2010 compared to prior periods and 2009 were due to rising trends in our past due and nonperforming loans and the effects of rising unemployment rates.  The increase in non-performing loans is a direct result of the weak economic environment impacting numerous borrowers’ ability to pay as scheduled.  This has resulted in increased loan delinquencies over the economic cycle and, in some cases, decreases in the collateral value used to secure real estate loans and the ability to sell the collateral upon foreclosure.  Collateral value is assessed based on third-party appraisals, collateral value trends and liquidation value trends.  In certain circumstances, the appraised value may be adjusted based upon the consideration of the age of the appraisal and other liquidation expenses to determine appropriate discounts.  In response to the deterioration in real estate loan quality over this cycle, management closely monitors this portfolio.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect principal or interest that is due in accordance with contractual terms of the loan. Impaired loans include nonaccrual loans and troubled debt restructured loans. Loan impairment is measured in accordance with FASB ASC 310, Receivables (Formerly SFAS No. 114, Accounting for Creditors for Impairment of a Loan).  The adjustments are made in the form of specific reserves and/or charge-offs.  Additional information regarding the specific reserves can be found in the following tables.

The following tables provide an analysis of the allowance for loan losses and loan balances as of and for the year ended December 31, 2010 and December 31, 2009:

		Commercial
2010	Commercial	mortgages	Construction	Residential	Consumer	Total
Allowance for credit losses	(In thousands)

Beginning balance	$24,836	$6,160	$10,922	$4,071	$7,457	$53,446
Charge-offs	(9,458)	(3,902)	(14,972)	(2,241)	(6,993)	(37,566)
Recoveries	375	126	1,495	26	554	2,576
Provision	10,727	8,180	12,574	2,172	8,230	41,883
Ending balance	$26,480	$10,564	$10,019	$4,028	$9,248	$60,339

Period-end allowance allocated to:
Specific reserves(1)	$4,845	$2,591	$3,485	$968	$130	$12,019
General reserves(2)	21,635	7,973	6,534	3,060	9,118	48,320
Ending balance	$26,480	$10,564	$10,019	$4,028	$9,248	$60,339

Period-end loan balances evaluated for:
Specific reserves(1)	$21,527	$9,490	$30,260	$17,441	$5,106	$83,824	(3)
General reserves(2)	1,216,519	612,508	110,399	293,054	305,403	2,537,883
Ending balance	$1,238,046	$621,998	$140,659	$310,495	$310,509	$2,621,707

		Commercial
2009	Commercial	mortgages	Construction	Residential	Consumer	Total
Allowance for credit losses	(In thousands)

Beginning balance	$12,510	$7,353	$3,303	$2,480	$5,543	$31,189
Charge-offs	(5,796)	(1,453)	(14,479)	(1,164)	(3,674)	(26,566)
Recoveries	150	4	375	38	445	1,012
Provision	17,972	256	21,723	2,717	5,143	47,811
Ending balance	$24,836	$6,160	$10,922	$4,071	$7,457	$53,446

Period-end allowance allocated to:
Specific reserves(1)	$4,244	$22	$6,391	$1,014	$168	$11,839
General reserves(2)	20,592	6,138	4,531	3,057	7,289	41,607
Ending balance	$24,836	$6,160	$10,922	$4,071	$7,457	$53,446

Period-end loan balances evaluated for:
Specific reserves(1)	$9,463	$1,021	$44,680	$15,999	$2,052	$73,215
General reserves(2)	1,109,661	520,419	186,589	334,917	299,434	2,451,020
Ending balance	$1,119,124	$521,440	$231,269	$350,916	$301,486	$2,524,235

(1) Specific reserves represent loans individually evaluated for impairment
(2) General reserves represent loans collectively evaluated for impairment
(3) The difference between this amount and nonaccruing loans at December 31, 2010, represents accruing troubled debt restructured loans of $7.1 million.

Non-Accrual and Past Due Loans

Nonaccruing loans are those on which the accrual of interest has ceased. We discontinue accrual of interest on originated loans after payments become more than 90 days past due (120 days for consumer loans), or earlier if we do not expect the full collection of principal or interest in accordance with the terms of the loan agreement is probable. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest. Loans greater than 90 days past due and still accruing are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.  Our total past due loan balances also include nonaccrual loan balances that are delinquent.

The following tables show our nonaccrual and past due loans at the dates indicated:

			Greater				Greater than
2010	30–59 Days	60–89 Days	Than	Total Past		Total	90 Days and	Nonaccrual
(In Thousands)	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing	Loans

Commercial	$3,004	$692	$8,755	$12,451	$1,225,595	$1,238,046	$-	$21,577
Commercial mortgages	6,574	-	2,056	8,630	613,368	621,998	-	9,490
Construction	1,685	3,980	14,238	19,903	120,756	140,659	-	30,260
Residential	6,913	2,024	9,658	18,595	291,900	310,495	465	11,739
Consumer	1,355	261	1,756	3,372	307,137	310,509	-	3,701

Total	$19,531	$6,957	$36,463	$62,951	$2,558,756	$2,621,707	$465	$76,767
% of Total Loans	0.74%	0.27%	1.38%	2.39%	97.61%	100%	0.02%	2.93%

			Greater				Greater than
2009	30–59 Days	60–89 Days	Than	Total Past		Total	90 Days and	Nonaccrual
(In Thousands)	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing	Loans

Commercial	$7,033	$565	$5,987	$13,585	$1,105,539	$1,119,124	$-	$9,463
Commercial mortgages	1,586	165	1,021	2,772	518,668	521,440	105	1,021
Construction	805	886	15,910	17,601	213,668	231,269	-	44,680
Residential	6,317	1,901	10,676	18,894	332,022	350,916	1,221	9,959
Consumer	1,225	1,071	698	2,994	298,492	301,486	97	818

Total	$16,966	$4,588	$34,292	$55,846	$2,468,389	$2,524,235	$1,423	$65,941
% of Total Loans	0.67%	0.19%	1.35%	2.21%	97.79%	100%	0.06%	2.61%

Impaired Loans

Loans for which it is probable we will not collect all principal and interest due according to contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, are measured for impairment in accordance with the provisions of FASB ASC 310, Receivables (Formerly SFAS No. 114, Accounting for Creditors for Impairment of a Loan).  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.

The following tables provide an analysis of our impaired loans for December 31, 2010 and December 31, 2009:

	Ending	Loans with	Loan with	Related	Contractual	Average
2010	Loan	No Specific	Specific	Specific	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balance	Balances
Commercial	$21,527	$14,555	$6,972	$4,845	$29,309	$16,139
Commercial mortgages	9,490	3,263	6,227	2,591	12,001	4,530
Construction	30,260	12,166	18,094	3,485	53,265	36,102
Residential	17,441	11,226	6,215	968	22,112	16,667
Consumer	5,106	3,969	1,137	130	6,558	4,184

Total	$83,824	$45,179	$38,645	$12,019	$123,245	$77,622

	Ending	Loans with	Loan with	Related	Contractual	Average
2009	Loan	No Specific	Specific	Specific	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balance	Balances
Commercial	$9,463	$2,011	$7,452	$4,244	$11,778	$4,928
Commercial mortgages	1,021	819	202	22	1,145	3,596
Construction	44,680	10,067	34,613	6,391	57,468	38,944
Residential	15,999	9,197	6,802	1,014	18,248	11,960
Consumer	2,052	724	1,328	168	2,490	2,136

Total	$73,215	$22,818	$50,397	$11,839	$91,129	$61,564

(1) Reflects loan balances at their collateral value or charge-off if appropriate under ASC 310.

The ending impaired loan balance as of December 31, 2008 was $31.3 million.  The related specific reserves on these loans were $395,000 and the average impaired loan balance for the year-ended December 31, 2008 was $26.1 million.  Interest income of $287,000, $354,000 and $33,000 was recognized on impaired loans during 2010, 2009 and 2008, respectively.

Credit Quality Indicators

Below is a description of each of our risk ratings for all commercial loans:

Pass. These assets presently show no current or potential problems and are considered fully collectible.

Special Mention. These assets do not currently expose the Bank to a sufficient degree of risk to warrant an adverse classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  Special mention assets have a potential weakness or pose an unwarranted financial risk which, if not corrected, could weaken the asset and increase risk in the future.

Substandard.  Assets which are inadequately protected by the current net worth and paying capacity of the obligor or collateral, if any.  Assets so classified have a well-defined weakness or weaknesses based upon objective evidence that jeopardizes the timely liquidation of the asset, or realization of the collateral at the asset’s net book value.  Substandard assets can be classified as accrual or nonaccrual and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  The possibility of untimely liquidation requires a substandard classification even if there is little likelihood of total loss.

Doubtful. The rating designated to assets with all the weaknesses of substandard assets and added weaknesses that make collection in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

Loss. These assets are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but rather, that it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may occur in the future.

Residential and Consumer Loans

The residential and consumer loan portfolios are monitored on an ongoing basis using delinquency information and loan type as credit quality indicators.  These credit quality indicators are assessed on an aggregate basis in these relatively homogeneous portfolios.  Loans that are greater than 120 days past due are considered nonperforming and placed in nonaccrual status.

The following tables provide an analysis of loans as of December 31, 2010:

Commercial credit exposure credit risk profile by internally assigned risk rating (In thousands):

							Total Commercial
	Commercial		Commercial mortgages		Construction		2010		2009
	2010	2009	2010	2009	2010	2009	Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$39,544	$75,394	$13,195	$11,732	$21,970	$55,956	$74,709		$143,082
Substandard:
Accrual	54,230	52,125	21,121	16,976	32,560	26,809	107,911		95,910
Nonaccrual	21,577	9,463	9,490	1,021	30,260	44,680	61,327		55,164
Total Special Mention and Substandard	115,351	136,982	43,806	29,729	84,790	127,445	243,947	12%	294,156	16%
Pass	1,122,695	982,142	578,192	491,711	55,869	103,824	1,756,756	88	1,577,677	84
Total Commercial Loans	$1,238,046	$1,119,124	$621,998	$521,440	$140,659	$231,269	$2,000,703	100	$1,871,833	100

Consumer credit exposure credit risk profile based on payment activity (in Thousands):

						Total Residential and Consumer
	Residential			Consumer		2010		2009
	2010		2009	2010	2009	Amount	Percent	Amount	Percent

Nonperforming	$17,441		$15,999	$5,106	$2,052	$22,547	4%	$18,051	3%
Performing	293,054	(1)	334,917	305,403	299,434	598,457	96	634,351	97
Total	$310,495		$350,916	$310,509	$301,486	$621,004	100	$652,402	100

(1) Includes $7.1 million of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.

7. PREMISES AND EQUIPMENT

Land, office buildings, leasehold improvements and furniture and equipment, at cost, are summarized by major classifications:

December 31,	2010	2009
(In Thousands)
Land	$2,390	$4,422
Buildings	6,894	10,900
Leasehold improvements	27,428	26,089
Furniture and equipment	34,559	32,444
	71,271	73,855
Less:
Accumulated depreciation	39,401	37,747
	$31,870	$36,108

Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the effective lives of the related lease if less than the estimated useful lives. In general, computer equipment, furniture and equipment and building renovations are depreciated over three, five and ten years, respectively.
We occupy certain premises including some with renewal options, and operate certain equipment under noncancelable leases with terms ranging primarily from one to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed in accordance with FASB ASC 840-20 Operating Leases.  Rent expense was $5.7 million in 2010, $5.9 million in 2009 and $5.0 million in 2008. Future minimum payments under these leases at December 31, 2010 are as follows:

(In Thousands)
2011	$6,250
2012	6,190
2013	5,869
2014	5,606
2015	5,660
Thereafter	113,423
Total future minimum lease payments	$142,998

8. DEPOSITS

The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

December 31,	2010	2009
(In Thousands)
Money market and demand:
Noninterest-bearing demand	$468,098	$431,476
Interest-bearing demand	312,546	265,719
Money market	743,808	550,639
Total money market and demand	1,524,452	1,247,834

Savings	255,340	224,921

Customer certificates of deposit by maturity:
Less than one year	335,768	292,884
One year to two years	74,555	129,144
Two years to three years	4,415	43,622
Three years to four years	1,576	2,580
Over four years	68,550	1,909
Total customer time certificates	484,864	470,139

Jumbo certificates of deposits, by maturity:
Less than one year	228,785	206,700
One year to two years	37,010	46,883
Two years to three years	2,398	18,426
Three years to four years	167	161
Over four years	28,752	164
Total jumbo certificates of deposit	297,112	272,334
Subtotal customer deposits	2,561,768	2,215,228

Brokered deposits less than one year	249,006	346,643

Total deposits	$2,810,774	$2,561,871

Interest expense by category follows:

Year Ended December 31,	2010	2009	2008
(In Thousands)
Interest-bearing demand	$435	$648	$1,064
Money market	4,301	4,857	5,909
Savings	494	521	736
Time deposits	16,070	21,634	23,866
Total customer interest expense	21,300	27,660	31,575

Brokered deposits	1,797	2,729	8,234
Total interest expense on deposits	$23,097	$30,389	$39,809

9. BORROWED FUNDS

The following is a summary of borrowed funds by type:
			Maximum		Weighted
			Outstanding	Average	Average
		Weighted	at Month	Amount	Interest
	Balance at	Average	End	Outstanding	Rate
	End of	Interest	During the	During the	During the
	Period	Rate	Period	Period	Period
At December 31, 2010	(Dollars in Thousands)
FHLB advances	$488,959	2.28%	$640,179	$544,317	2.67%
Trust preferred borrowings	67,011	2.07	67,011	67,011	2.05
Federal funds purchased and securities sold
under agreements to repurchase	100,000	1.50	110,000	98,767	1.51
Other borrowed funds	91,636	1.01	107,867	86,989	1.13

At December 31, 2009
FHLB advances	$613,144	2.59%	$738,639	$642,496	2.81%
Trust preferred borrowings	67,011	2.03	67,011	67,011	2.64
Federal funds purchased and securities sold
under agreements to repurchase	100,000	1.50	100,000	101,019	1.49
Other borrowed funds	74,654	1.21	132,604	105,616	1.01

Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh with rates ranging from 0.60% to 4.45% at December 31, 2010 are due as follows:
		Weighted
		Average
	Amount	Rate
	(Dollars in Thousands)

2011	$218,855	1.80%
2012	87,539	3.06
2013	82,565	2.21
2014	100,000	2.70
	$488,959	2.28

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

As a member of the FHLB of Pittsburgh, we are required to purchase and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 0.35% of our of member asset value plus 4.60% of advances outstanding.  We were in compliance with this requirement with a stock investment in FHLB of Pittsburgh of $37.5 million at December 31, 2010.  This stock is carried on the accompanying Consolidated Statement of Condition at cost, which approximates liquidation value.

In December 2008, the FHLB of Pittsburgh announced the suspension of both dividend payments and the repurchase of capital stock.  In 2010, a limited repurchase of capital stock was reinstated.  We received no dividends from the FHLB of Pittsburgh during 2010 or 2009.  The FHLB of Pittsburgh is rated AAA, has a very high degree of government support and was in compliance with all regulatory capital requirements as of December 31, 2010.  Based on these factors, we have determined there was no other-than-temporary impairment related to out FHLB stock investment as of December 31, 2010.

At December 31, 2010, 25 advances were outstanding totaling $489.0 million, with a weighted average rate of 2.28%

Trust Preferred Borrowings

In 2005, we issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The proceeds from this issuance were used to fund the redemption of $51.5 million of Floating Rate Capital Trust I Preferred Securities.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2010 and 2009, we purchased federal funds as a short-term funding source.   At December 31, 2010, we had purchased $75.0 million in federal funds at a rate of 0.38%.  At December 31, 2009, we had purchased $75.0 million in federal funds at a rate of 0.38%

During 2010, we continued to have securities sold under agreements to repurchase as a funding source. At December 31, 2010, securities sold under agreements to repurchase had a fixed rate of 4.87%. The underlying securities are mortgage-backed securities with a book value of $27.6 million at December 31, 2010. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:
			Collateral
	Borrowing		Carrying	Fair	Accrued
	Amount	Rate	Value	Value	Interest
(Dollars in Thousands)
2010

Over 90 days	$25,000	4.87%	$27,584	$28,419	$95

2009

Over 90 days	$25,000	4.87%	$29,226	$29,471	$101

Other Borrowed Funds

Included in other borrowed funds are collateralized borrowings of $61.6 million and $44.7 million at December 31, 2010 and 2009 respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.17% and 0.18% at December 31, 2010 and 2009, respectively.  In addition, during 2009 we issued $30.0 million of unsecured debt under the FDIC Temporary Liquidity Guarantee Program.  The rate on this debt was 2.74% at December 31, 2010.

10. STOCKHOLDERS’ EQUITY

Under Office of Thrift Supervision (OTS) capital regulations, savings institutions such as WSFS, must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk-weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  At December 31, 2010 and 2009, WSFS was in compliance with regulatory capital requirements and was deemed a “well-capitalized” institution.

The following table presents our capital position as of December 31, 2010 and 2009:
					To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Consolidated Bank Capital		For Capital Adequacy Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
(In Thousands)
As of December 31, 2010:
Total Capital (to risk-weighted assets)	$409,034	13.62%	$240,338	8.00%	$300,423	10.00%
Core Capital (to adjusted tangible assets)	371,348	9.49	156,555	4.00	195,693	5.00
Tangible Capital (to tangible assets)	371,348	9.49	58,708	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	371,348	12.36	120,169	4.00	180,254	6.00

As of December 31, 2009:
Total Capital (to risk-weighted assets)	$359,834	12.24%	$235,163	8.00%	$293,953	10.00%
Core Capital (to adjusted tangible assets)	323,957	8.67	149,404	4.00	186,755	5.00
Tangible Capital (to tangible assets)	323,957	8.67	56,026	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	323,957	11.02	117,581	4.00	176,372	6.00

     During 2010 we completed an underwritten public offering of 1,370,000 shares of common stock.  The offering was priced at $36.50 per share, a slight premium to the prior day’s closing price, and raised $47.1 million, net of $2.9 million of costs.  During 2009 we completed a private placement of common stock to Peninsula Investment Partners, L.P. for a total purchase price of $25.0 million.  Information concerning these transactions are included in Note 22 to the Consolidated Financial Statements.

     Our capital structure includes one class of $0.01 par common stock outstanding, each share having equal voting rights and one class of $.01 par preferred stock.

     During 2009, we issued and sold senior preferred stock to the U.S. Department of Treasury under its Capital Purchase Program (“CPP”) totaling $52.6 million. Information concerning this transaction is included in Note 22 to the Consolidated Financial Statements.

     In conjunction with the private placement of common stock and the issuance senior preferred stock to the U.S. Department of Treasury under CPP, we issued warrants to purchase additional shares of common stock.  For additional information on these warrants see Note 22 to the Consolidated Financial Statements.

     When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. We are prohibited from paying any dividend or making any other capital distribution if, after making the distribution, we would be undercapitalized within the meaning of the OTS Prompt Corrective Action regulations.  Since 1996, the Board of Directors has approved several stock repurchase programs to reacquire common shares.  We did not acquire any shares in 2010 or 2009.

     The Holding Company

     In 2005, WSFS Capital Trust III, our unconsolidated subsidiary, issued $67.0 million of aggregate principle of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate.  The proceeds were used to refinance the WSFS Capital Trust I November 1998 issuance of $51.5 million of Trust Preferred Securities which had a variable rate of 250 basis points over the three-month LIBOR rate.  At December 31, 2010, the coupon rate of the Capital Trust III securities was 2.07% with a scheduled maturity of June 1, 2035.  The effective rate will vary, due to fluctuations in interest rates. The proceeds from the issue were invested in Junior Subordinated Debentures we issued. These securities are treated as borrowings with interest included in interest expense on the Consolidated Statement of Operations.  The remaining proceeds were used primarily to extinguish higher rate debt and for general corporate purposes.

Pursuant to federal laws and regulations, our ability to engage in transactions with affiliated corporations is limited, and we generally may not lend funds to nor guarantee our indebtedness.

11. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Associate 401(k) Savings Plan

Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock.  Generally, the principal and earnings thereon are tax deferred until withdrawn.  We match a portion of the Associates' contributions and, based on our performance, periodically make discretionary contributions into the plan for the benefit of our Associates.  As a result, our total cash contributions to the plan on behalf of our Associates resulted in a cash expenditure of $1.5 million, $1.5 million and $1.8 million for 2010, 2009 and 2008, respectively based on our performance.

All contributions are invested in accordance with the Associates’ selection of investments.  If Associates do not designate how discretionary contributions are to be invested, 80% will be invested in a balanced fund and 20% will be invested in our common stock.  Associates may make transfers to various other investment vehicles within the plan without any significant restrictions.  The plan purchased 81,000, 50,000, and 10,000 shares of our common stock during 2010, 2009 and 2008, respectively.

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

In accordance with ASC 715, during 2011 the Company expects to recognize $31,000 in expense relating to the amortization of the net actuarial loss and $61,000 in expense relating to the amortization of the net transition obligation.

The following disclosures relating to postretirement benefits were measured at December 31, 2010:

	2010	2009	2008
(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,568	$2,502	$2,339
Service cost	171	161	142
Interest cost	151	141	137
Actuarial loss/(gain)	360	(69)	56
Benefits paid	(162)	(167)	(172)
Benefit obligation at end of year	$3,088	$2,568	$2,502

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	162	167	172
Benefits paid	(162)	(167)	(172)
Fair value of plan assets at end of year	$—	$—	$—

Funded status:
Funded status	$(3,088)	$(2,568)	$(2,502)
Recognized net loss	914	626	774
Net amount recognized	$(2,174)	$(1,942)	$(1,728)

Components of net periodic benefit cost:
Service cost	171	161	$142
Interest cost	151	141	137
Amortization of transition obligation	61	61	61
Net loss recognition	12	18	16
Net periodic benefit cost	$395	$381	$356

Assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	5.75%	6.00%
Health care cost trend rate	5.00%	5.00%	5.00%

Sensitivity analysis of health care cost trends:
Effect of +1% on service cost plus interest cost	$(13)	$(11)	$(12)
Effect of –1% on service cost plus interest cost	10	9	9
Effect of +1% on APBO	(96)	(74)	(89)
Effect of –1% on APBO	76	60	72

Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	5.50%	6.00%	5.75%
Health care cost trend rate	5.00%	5.00%	5.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year of ultimate trend rate	2010	2009	2008

Estimated future benefit payments:

The following table shows the expected future payments for the next ten years:
 (In Thousands)

During 2011	$126
During 2012	128
During 2013	131
During 2014	129
During 2015	129
During 2016 through 2020	693
$1,336

We assume that the average annual rate of increase for medical benefits will remain flat and stabilize at an average increase of 5% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2010, this annual premium cap amounted to $2,596 per retiree. We estimate that we will contribute approximately $126,000 to the plan during fiscal 2011.

We have five additional plans which are no longer being provided to Associates.  They are a Supplemental Pension Plan with a corresponding liability of $644,000, an Early Retirement Window Plan with a corresponding liability of $300,000, a Director’s Plan with a corresponding liability of $96,000, a Supplemental Executive Retirement Plan with a corresponding liability of $839,000 acquired from Christiana Bank & Trust, and a Post Retirement Medical Plan with a corresponding liability of $71,000 also acquired from Christiana Bank & Trust.

12. TAXES ON INCOME

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns.  Our income tax provision (benefit) consists of the following:

Year Ended December 31,	2010	2009	2008
(In Thousands)
Current income taxes:
Federal taxes	$8,192	$7,699	$9,741
State and local taxes	(555)	(1,408)	119
Deferred income taxes:
Federal taxes	(2,183)	(8,384)	(2,910)
State and local taxes	-	-	-

Total	$5,454	$(2,093)	$6,950

Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009:
	2010	2009
(In Thousands)
Deferred tax liabilities:
Unrealized gains on available-for-sale securities	$(4,287)	$—
Accelerated depreciation	(707)	(683)
Other	(207)	(140)
Prepaid expenses	(1,361)	(1,537)
Deferred loan costs	(1,675)	(1,955)
Total deferred tax liabilities	(8,237)	(4,315)

Deferred tax assets:
Allowance for loan losses	21,119	18,706
Reserves and other	5,460	5,521
Deferred gains	398	343
Unrealized losses on available-for-sale securities	—	960
Total deferred tax assets	26,977	25,530

Valuation allowance	—	—
Net deferred tax asset	$18,740	$21,215

             Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of $4.3 million of unrealized gains and losses on certain investments in debt and equity securities accounted for under ASC 320, $388,000 related to post retirement benefit obligations accounted for under ASC 715 and $318,000 of deferred tax assets recorded in conjunction with the acquisition of Christiana Bank & Trust.

Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of our temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $18.7 million at December 31, 2010. An adjustment to decrease the gross deferred tax asset and the related valuation allowance in the amount of $2.0 million was made in 2008 to reflect federal and state tax net operating losses that expired. No federal or state net operating losses remain at December 31, 2010.

 A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:
Year Ended December 31,	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax net of federal tax benefit	(1.8)	64.0	0.3
Interest income 50% excludable	(3.7)	50.6	(3.2)
Bank-owned life insurance income	(1.3)	22.4	(2.7)
Incentive stock option and other
nondeductible compensation	0.8	(18.0)	0.7
Nondeductible goodwill	—	(8.0)	—
Federal tax credits	(1.1)	—	—
Other	—	0.4	—
Effective tax rate	27.9%	146.4%	30.1%

We account for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

             Related to the move of our corporate headquarters, during 2007, we donated (to the local Historical Society, for the purpose of community viewing) an N.C. Wyeth mural which was previously displayed in our former headquarters. Pursuant to an appraisal by a nationally recognized art appraisal firm, the estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the Internal Revenue Service (“IRS”).

We record interest and penalties on potential income tax deficiencies as income tax expense.  Federal tax years 2007 through 2010 remain subject to examination as of December 31, 2010, while tax years 2007 through 2010 remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in process. We believe it is reasonably possible that between $500,000 and $1.0 million of unrecognized tax benefits will be realized during 2011 as a result of the expiration of statutes of limitations. Excluding the potential impact of the IRS review of the mural valuation, we expect to record less than $20,000 of additional reserves during 2011 related to interest on existing unrecognized tax benefits.

The total amount of unrecognized tax benefits related to ASC 740 as of December 31, 2010 was $1.0 million, of which $500,000 would affect our effective tax rate if recognized. The total amount of accrued interest and penalties included in such unrecognized tax benefits were $51,000 and $0, respectively, of which $16,000 was recorded as expense in 2010. A reconciliation of the total amounts of unrecognized tax benefits during 2010 is as follows:

(In Thousands)
Unrecognized tax benefits at December 31, 2009	$1,850
Additions as a result of tax positions taken during prior years	16
Additions as a result of tax positions taken during current year	—
Reductions relating to settlements with taxing authorities	—
Reductions as a result of a lapse of statutes of limitations	(899)
Unrecognized tax benefits at December 31, 2010	$967

13. STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation (formerly SFAS No. 123R, Share-Based Payment).  After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”).  No future awards may be granted under the 1997 Plan, however, we still have options outstanding under the plan for officers, directors and Associates of the Company and its subsidiaries.  The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted.  We have stock options outstanding under both plans (collectively, “Stock Incentive Plans”).  The number of shares reserved for issuance under the 2005 Plan is 1,197,000.  At December 31, 2010, there were 511,067 shares available for future grants under the 2005 Plan.

The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, “Stock Options”). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our common stock on the date of the grant. All Stock Options granted during 2010 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans.

In 2007, the Executive Committee of our Board of Directors adopted an administrative policy related to the future award of stock options under the 2005 Plan whereby any change to the policy only would be made following the approval by our stockholders.  At the 2010 Annual Meeting of Shareholders, a proposal was approved to increase the maximum life of stock options and stock appreciation rights from five years to seven years.

A summary of the status of our Stock Incentive Plans as of December 31, 2010, 2009 and 2008, respectively, and changes during those years is presented below:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Stock Options:
Outstanding at beginning of year	733,468	$42.95	675,887	$44.98	722,582	$43.14
Granted	27,889	30.94	83,921	23.33	33,250	49.08
Exercised	(67,376)	14.29	(16,460)	16.48	(60,240)	20.51
Forfeited	(127,658)	55.92	(9,880)	59.50	(19,705)	59.27
Outstanding at end of year	566,323	42.84	733,468	42.95	675,887	44.98

Exercisable at end of year	442,837	$45.04	541,910	$43.52	473,445	$39.84

Weighted-average fair value of awards granted	$9.51		$5.42		$10.57

Beginning January 1, 2010, 541,910 stock options were exercisable. In addition, at January 1, 2010 there were 191,558 nonvested options with a $214,000 intrinsic value, and a weighted-average grant date fair value of $8.92 per option. During the year ended December 31, 2010, 76,357 options vested with a $480,000 intrinsic value, and a weighted-average grant date fair value of $10.37 per option. Also during 2010, 67,376 options were exercised with an intrinsic value of $2.4 million.  In addition, 97,989 vested options were forfeited with an intrinsic value of $144,000 and a grant date fair value of $13.09, while 127,658 options were forfeited in total with a grant date fair value of $12.21. There were 442,837 exercisable options remaining at December 31, 2010, with an intrinsic value of $3.8 million and a remaining contractual term of 2.0 years.  At December 31, 2010 there were 566,323 options outstanding with an intrinsic value of $5.6 million and a remaining contractual term of 2.3 years and 123,486 nonvested options with a grant date fair value of $8.27.  During 2009, 16,460 options were exercised with an intrinsic value of $231,000 and 93,337 options vested with a weighted-average grant date fair value of $12.63 per option.

The total amount of compensation cost related to nonvested stock options as of December 31, 2010 was $590,000.  The weighted-average period over which it is expected to be recognized is 2.1 years.  We issue new shares upon the exercise of options.

During 2010, we granted 27,889 options with a five-year life and a four-year vesting period.  The Black-Scholes option-pricing model was used to determine the grant date fair value of options.  Significant assumptions used in the model included a weighted-average risk-free rate of return between 0.8% and 1.9% in 2010; an expected option life of three and three-quarter years; and an expected stock price volatility between 43.3% and 55.4% in 2010.  For the purposes of this option-pricing model, a dividend yield between 1.1% and 1.6% was assumed.

During 2010, we issued 5,876 restricted stock units and awards.  These awards generally vest over a four to five year period.  For stock awards made to certain executive officers, there are additional vesting limitations.  Under these additional limitations, 25% of the awards will become transferrable at the time of repayment of at least 25% of the aggregate financial assistance we received under the Emergency Economic Stabilization Act of 2008 (“EESA”), an additional 25% of the shares granted (for an aggregate total of 50% of the shares will become transferrable) at the time of repayment of at least 50% of the aggregate financial assistance we received under EESA, an additional 25% of the shares granted (for an aggregate total of 75% of the shares will become transferrable) at the time of repayment of at least 75% of the aggregate financial assistance we received under EESA.  The remainder of the shares will become transferrable following the time of repayment of 100% of the aggregate financial assistance we received under EESA.  If the date specified has not occurred by the tenth anniversary of the grant date, the grantee will forfeit all of the restricted shares.

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

Beginning in 2009, the Long-Term Performance-Based Restricted Stock Unit program (“Long-Term Program”) will award up to an aggregate of 109,200 shares of our stock to seventeen participants, only after the achievement of targeted levels of return on assets (“ROA”) in any year through 2011.  Under the terms of the plan, if an annual ROA performance level of 1.20% is achieved, up to 54,900 shares will be awarded.  If an annual ROA performance level of 1.35% is achieved, up to 76,100 shares will be awarded.  If an annual ROA performance level of 1.50% or greater is achieved, up to 109,200 shares will be awarded.  The awarded stock will vest in 25% increments over four years.  In addition, if a performance level is achieved and there are insufficient shares available for grant, we have the option of granting the available shares with the remainder being paid in cash.  We did not recognize any compensation expense related to this program in 2010 or 2009.  Compensation expense for the Long-Term Program was based on the closing stock price as of May 28, 2009 and will begin to be recognized once the achievement of target performance is considered probable.

The impact of stock-based compensation for the year ended December 31, 2010 was $965,000 pre-tax ($745,000 after tax) or $0.10 per share, to salaries, benefits and other compensation.  This compares to $1.4 million pre-tax ($1.1 million after tax) or $0.18 per share in 2009 and $1.1 million pre-tax ($917,000 after tax) or $0.15 per share in 2008.

The following table summarizes all stock options outstanding and exercisable for Option Plans as of December 31, 2010, segmented by range of exercise prices:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number	Price	Contractual Life	Number	Price

Stock Options:

$13.81-$20.70	79,180	$17.16	0.9 years	79,180	$17.16
$20.71-$27.60	69,978	23.33	3.1 years	15,857	23.28
$27.61-$34.50	78,408	32.46	2.7 years	53,415	33.40
$34.51-$41.40	1,600	37.20	4.8 years	-	-
$41.41-$48.30	79,275	44.55	3.0 years	67,525	44.24
$48.31-$55.20	107,508	53.21	2.0 years	81,368	53.21
$55.21-$62.10	60,567	58.75	3.8 years	57,007	58.79
$62.11-$69.00	89,807	65.19	1.0 year	88,485	65.17

Total	566,323	$42.84	2.3 years	442,837	$45.04

14. COMMITMENTS AND CONTINGENCIES

Lending Operations

At December 31, 2010, we had commitments to extend credit of $603.5 million. Commercial loan commitments represented $251.3 million, while commercial mortgage and construction commitments were $72.1 million and $52.6 million, respectively.  Outstanding letters of credit were $60.9 million.  Consumer lines of credit totaled $148.1 million of which $129.3 million was secured by real estate and outstanding commitments to make or acquire mortgage loans aggregated $18.4 million; all were at fixed rates ranging from 3.25% to 5.88%. Mortgage commitments generally have closing dates within a six-month period.

Data Processing Operations

We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due (in thousands) are as follows:

Year	Amount
2011	$2,193
2012	1,726
2013	1,630
2014	1,670
2015	709

The expenses for data processing and operations for the year ending December 31, 2010 was $4.6 million.

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

     Exposure to loss for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. We generally require collateral to support such financial instruments in excess of the contractual amount of those instruments and use the same credit policies in making commitments as we do for on-balance sheet instruments.

     The following represents a summary of off-balance sheet financial instruments at year-end:

December 31,	2010	2009
(In Thousands)
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$52,565	$55,962
Commercial mortgage loan commitments	72,131	107,690
Commercial loan commitments	251,344	270,100
Commercial standby letters of credit	60,913	60,903
Residential mortgage loan commitments	18,399	5,952
Consumer loan commitments	148,186	116,612

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. We evaluate each customer’s creditworthiness and obtain collateral based on our credit evaluation of the counterparty.

     Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 15 to 30 year loans in the secondary market to government sponsored enterprises such as FHLMC or to wholesale lenders. We sometimes retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Not reflected in the table above, are commitments to sell residential mortgages which were $24.6 million and $14.0 million at December 31, 2010 and 2009, respectively

     Indemnifications

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

We typically sell fixed-rate, conforming first mortgage loans in the secondary market as part of our ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate, or in some cases, individual loans. Gains and losses on sales of loans are recognized at the time of the sale.

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

At December 31, 2010, there were fifty-seven variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers with an initial notional amount aggregating approximately $236.1 million, and with maturities ranging from three months to fourteen years. The aggregate fair value of these swaps to the customers was a liability of $16.9 million as of December 31, 2010, and of the fifty-seven swaps, all but five are in a paying position to a third party.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows discounted to reflect current market rates and varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

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

Investments and Mortgage-Backed Securities:  Since quoted market prices are not available, fair value is estimated using quoted prices for similar securities. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading, see note 1 to the Consolidated Financial Statements.

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

    Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be equal to its cost.  We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value. As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on financial institutions and, accordingly, the customer base of the FHLB and (iv) the liquidity position of the FHLB.  The FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. The FHLB is rated AAA and is likely to remain unchanged based on expectations that the FHLB has a very high degree of government support and was in compliance with all regulatory capital requirements as of December 31, 2010.  Based on the above, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of December 31, 2010.

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

    The book value and estimated fair value of our financial instruments are as follows:

At December 31,	2010		2009
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$376,759	$376,759	$321,749	$321,749
Investment securities	52,451	52,428	45,517	45,479
Mortgage-backed securities	713,358	713,358	681,242	681,242
Loans, net	2,575,890	2,586,369	2,479,155	2,487,129
Stock in Federal Home Loan Bank of Pittsburgh	37,536	37,536	39,305	39,305
Accrued interest receivable	11,765	11,765	12,407	12,407

Financial liabilities:
Deposits	2,810,774	2,826,515	2,561,871	2,572,418
Borrowed funds	747,606	751,970	854,809	858,896
Accrued interest payable	3,317	3,317	4,240	4,240

The estimated fair value of our off-balance sheet financial instruments is as follows:

December 31,	2010	2009
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$3,729	$5,071
Standby letters of credit	210	317

16. FAIR VALUE OF FINANCIAL ASSETS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is shown below. These valuation methodologies were applied to all of our financial assets carried at fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value as of December 31, 2010 (there are no material liabilities measured at fair value):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Asset	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets Measured at Fair Value on a Recurring Basis:	(in Thousands)
Available-for-sale securities:
Collateralized mortgage obligations	$—	$500,034	$—	$500,034
FNMA	—	90,048	—	90,048
FHLMC	—	44,440	—	44,440
GNMA	—	66,404	—	66,404
U.S. Government and GSE	—	50,003	—	50,003
State and political subdivisions	—	2,915	—	2,915
Reverse mortgages	—	—	(686)	(686)
Trading securities	—	—	12,432	12,432
Total assets measured at fair value on a recurring basis	$—	$753,844	$11,746	$765,590

Assets Measured at Fair Value on a Nonrecurring Basis:
Other real estate owned	$—	$9,024	$—	$9,024
Impaired Loans	—	71,805	—	71,805
Total assets measured at fair value on a nonrecurring basis	$—	$80,829	$—	$80,829

The table below presents the balances of assets measured at fair value as of December 31, 2009 (there were no material liabilities measured at fair value):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Asset	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets Measured at Fair Value on a Recurring Basis	(in Thousands)
Available-for-sale securities:
Collateralized mortgage obligations	$—	$514,512	$—	$514,512
FNMA	—	61,962	—	61,962
FHLMC	—	45,014	—	45,014
GNMA	—	47,571	—	47,571
U.S. Government and GSE	—	41,312	—	41,312
State and political subdivisions	—	4,026	—	4,026
Reverse mortgages	—	—	(530)	(530)
Trading securities	—	—	12,183	12,183
Total assets measured at fair value on a recurring basis	$—	$714,397	$11,653	$726,050

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$8,945	$—	$8,945
Impaired Loans	—	61,376	—	61,376
Total assets measured at fair value on a nonrecurring basis	$—	$70,321	$—	$70,321

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

Available for sale securities. As of December 31, 2010, securities classified as available for sale were reported at fair value using Level 2 inputs. Included in the Level 2 total were approximately $50.0 million in Federal GSE debentures, $320.2 million in Federal GSE MBS, $380.7 million of Private Label MBS, and $2.9 million in municipal bonds. GSE and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange-traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Securities classified as available for sale as of December 31, 2009 were also reported at fair value using Level 2 inputs. Included under the Level 2 designation were approximately $41.3 million in Federal GSE debentures, $240.2 million in Federal GSE MBS, $424.8 million of Private Label MBS, and $4.0 million in municipal bonds.  GSE and MBS securities were predominately AAA-rated and designated Level 2 pursuant to ASC 820-10.  As discussed above, almost all were fixed income securities, none were exchange-traded, and all were priced by correlation to observed market data.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under ASC 820-10. As prescribed by ASC 820-10, we used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect our assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated traunches of this asset class. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis.  All of these assumptions required a significant degree of our judgment.

Reverse Mortgages available-for-sale. The amount of our investment in reverse mortgages represents the estimated value of future cash flows of the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. The projected cash flows depend on assumptions about life expectancies of the mortgagee and the future changes in collateral values. Due to the significant amount of management judgment and the unobservable input calculations, these reverse mortgages have been classified as Level 3.

The changes in Level 3 assets measured at fair value are summarized as follows:

	Trading Securities	Reverse Mortgages
			Total
	(in Thousands)
Balance at December 31, 2008	$10,816	$(61)	$10,755
Total net income (loss) for the year included in net income	1,367	(464)	903
Contractual monthly advances of principal	—	(5)	(5)
Balance at December 31, 2009	$12,183	$(530)	$11,653
Total net income (loss) for the year included in net income	249	(287)	(38)
Contractual monthly advances of principal	—	131	131
Balance at December 31, 2010	$12,432	$(686)	$11,746

Other real estate owned. Other real estate owned consists of loan collateral which has been repossessed through foreclosure or other measures.  Initially, foreclosed assets are recorded as held for sale at the lower of the loan balance or fair value of the collateral less estimated selling costs.  Subsequent to foreclosure, valuations are updated periodically and the assets may be marked down further, reflecting a new cost basis.  The fair value of our real estate owned was estimated using Level 2 inputs based on appraisals obtained from third parties.

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a book value (net of any charge-offs previously taken) of $83.8 million and $73.2 million at December 31, 2010 and December 31, 2009 respectively.  The specific valuation allowance on impaired loans was $12.0 million as of December 31, 2010 and $11.8 million as of December 31, 2009.

17. RELATED PARTY TRANSACTIONS

We routinely enter into loan agreements and deposit relationships with our directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in our opinion, involve more than the normal credit risk or present other unfavorable features.  The aggregate amount of loans to such related parties was $4.1 million and $3.4 million at December 31, 2010 and 2009, respectively.  During 2010, new loans and credit line advances to such related parties amounted to $6.3 million and repayments amounted to $5.6 million.  The aggregate amount of balances on deposit as of December 31, 2010 and 2009 was $7.1 million and $5.0 million, respectively.

We have also engaged (or in some cases donate to) the following organizations which are affiliated with one or more of our directors in the ordinary course of business:

•	a law firm for general legal services amounting to $329,000 in 2010, $24,000 in 2009 and $0 in 2008.
•	a company which provides peer group meetings and forums held for executives of local banks amounting to $25,000 in 2010, and $0 in 2009 and 2008.
•	an investment bank providing financial services amounting to $29,000 in 2010, $0 in 2009 and $103,000 in 2008.
•	donated funds to a local charity that provides support to local Delaware communities. Total contributions made to this charity amounted to $33,000 in 2010 and 2009, and $18,000 in 2008.

18. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

December 31,	2010	2009
(In Thousands)
Assets:
Cash	$19,521	$30,741
Investment in subsidiaries	412,679	335,796
Investment in Capital Trust III	2,011	2,011
Other assets	787	404
Total assets	$434,998	$368,952

Liabilities:
Borrowings	$67,011	$67,011
Interest payable	119	117
Other liabilities	46	24
Total liabilities	67,176	67,152

Stockholders’ equity:	1	1
Preferred stock
Common stock	180	166
Capital in excess of par value	216,316	166,627
Comprehensive income (loss)	6,524	(2,022)
Retained earnings	393,081	385,308
Treasury stock	(248,280)	(248,280)
Total stockholders’ equity	367,822	301,800
Total liabilities and stockholders’ equity	$434,998	$368,952

Condensed Statement of Operations

Year Ended December 31,	2010	2009	2008
(In Thousands)
Income:
Interest income	$2,207	$1,716	$324
Noninterest income	120	64	65
	2,327	1,780	389
Expenses:
Interest expense	1,390	1,797	3,275
Other operating expenses	656	79	(941)
	2,046	1,876	2,334

Income (loss) before equity in undistributed income of subsidiaries	281	(96)	(1,945)
Equity in undistributed income of subsidiaries	13,836	759	18,081
Net income	14,117	663	16,136
Dividends on preferred stock and accretion of discount	(2,770)	(2,590)	―
Net income (loss) allocable to common stockholders	$11,347	$(1,927)	$16,136

Condensed Statement of Cash Flows

Year Ended December 31,	2010	2009	2008
(In Thousands)
Operating activities:
Net income	$14,117	$663	$16,136
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed income of subsidiaries	(13,836)	(759)	(18,081)
(Increase) decrease in other assets	(383)	829	(432)
Increase (decrease) in other liabilities	24	(123)	(146)
Net cash (used for) provided by operating activities	(78)	610	(2,523)

Investing activities:
(Increase) decrease in investment in subsidiaries	(54,500)	(47,363)	7,500
Net cash (used for) provided by investing activities	(54,500)	(47,363)	7,500

Financing activities:
Issuance of common stock	49,565	26,851	3,956
Issuance of preferred stock	—	52,625	—
Cash dividends paid	(6,207)	(5,210)	(2,832)
Treasury stock, net of reissuance	—	—	(3,555)
Net cash provided by (used for) financing activities	43,358	74,266	(2,431)

(Decrease) increase in cash	(11,220)	27,513	2,546
Cash at beginning of period	30,741	3,228	682
Cash at end of period	$19,521	$30,741	$3,228

19. SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in four segments.  There is a segment for WSFS Bank (including WSFS Investment Group, Inc.), Cash Connect, (the ATM division of WSFS Bank), 1st Reverse, (the reverse mortgage subsidiary of WSFS), and Trust and Wealth Management.  Trust and Wealth Management is comprised of Montchanin, WSFS Trust and Wealth Management Division and recently acquired CB&T (discussed further in Note 19 of the Consolidated Financial Statements) into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.  During 2009 we began to report the results of 1st Reverse as a segment, consistent with the guidance promulgated in ASC 280.  As required by ASC 280, all prior years’ information has been updated to reflect this presentation.

The WSFS Bank segment provides financial products to commercial and retail customers through its banking offices located in Delaware, Pennsylvania and Virginia.  Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units (including the reorganization of WSFS Investment Group, Inc.) are operating departments of WSFS.  These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank.  Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry.  The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

During 2008, we acquired a majority interest in 1st Reverse Financial Services, LLC (1st Reverse), which specialized in originating and subsequently selling reverse mortgage loans nationwide. These reverse mortgages were government approved and insured. In 2009, we completed a wind-down of these operations. Included in the year ended December 31, 2009, is a $1.9 million pre-tax charge which consisted of the write-off of all related goodwill and intangibles, the uncollectable receivables and our remaining investment in this subsidiary.  This charge, combined with the operating losses for 2009, represents the $3.1 million net loss in this column.

The Wealth Management column is comprised of the Montchanin and the Christiana Trust division which combines WSFS Legacy Trust and Wealth Management with recently acquired CB&T.  Montchanin was established in response to our commercial customers’ demand for the same high level service in their investment relationships that they enjoyed as banking customers of WSFS Bank.  Montchanin provides asset management products and services to customers in the Bank’s primary market area through its one consolidated, wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based Registered Investment Advisory firm serving high net-worth individuals and institutions.  The Christiana Trust division was formed as part of the December 2010 acquisition of CB&T and provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada.  These services are provided to both individuals and families as well as corporations and institutions.  The Christiana Trust division provides these services to customers locally, nationally and internationally making use of the advantages of its branch facilities in Delaware and Nevada.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results.  The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the years ended December 31, 2010, 2009, and 2008 follows:

For the Year Ended December 31, 2010:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$162,403	$—	$—	$162,403
Noninterest income	33,581	13,231	3,303	50,115
Total external customer revenues	195,984	13,231	3,303	212,518

Intersegment revenues:
Interest income	930	—	—	930
Noninterest income	2,886	755	—	3,641
Total intersegment revenues	3,816	755	—	4,571

Total revenue	199,800	13,986	3,303	217,089

External customer expenses:
Interest expense	41,732	—	—	41,732
Noninterest expenses	97,927	5,956	5,449	109,332
Provision for loan loss	41,883	—	—	41,883
Total external customer expenses	181,542	5,956	5,449	192,947

Intersegment expenses:
Interest expense	—	930	—	930
Noninterest expenses	755	1534	1,352	3,641
Total intersegment expenses	755	2,464	1,352	4,571

Total expenses	182,297	8,420	6,801	197,518

Income (loss) before taxes	$17,503	$5,566	$(3,498)	$19,571

Income tax provision				5,454
Consolidated net income				$14,117

Cash and cash equivalents	$48,359	$326,573	$1,827	$376,759
Other segment assets	3,554,274	13,196	9,289	3,576,759
	$3,602,633	$339,769	$11,116	$3,953,518
Total segment assets at December 31, 2010

Capital expenditures	$5,775	$174	$2	$5,951

For the Year Ended December 31, 2009:	WSFS Bank	Cash Connect	1st Reverse	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$157,698	$—	$32	$—	$157,730
Noninterest income	34,501	11,992	2,023	1,725	50,241
Total external customer revenues	192,199	11,992	2,055	1,725	207,971

Intersegment revenues:
Interest income	627	—	—	—	627
Noninterest income	3,343	408	—	—	3,751
Total intersegment revenues	3,970	408	—	—	4,378

Total revenue	196,169	12,400	2,055	1,725	212,349

External customer expenses:
Interest expense	53,086	—	—	—	53,086
Noninterest expenses	95,447	5,387	4,917	2,753	108,504
Provision for loan loss	47,811	—	—	—	47,811
Total external customer expenses	196,344	5,387	4,917	2,753	209,401

Intersegment expenses:
Interest expense	—	627	—	—	627
Noninterest expenses	408	905	261	2,177	3,751
Total intersegment expenses	408	1,532	261	2,177	4,378

Total expenses	196,752	6,919	5,178	4,930	213,779

(Loss) income before taxes	$(583)	$5,481	$(3,123)	$(3,205)	$(1,430)

Income tax provision					(2,093)
Consolidated net income					$663

Cash and cash equivalents	$56,124	$264,903	$—	$722	$321,749
Other segment assets	3,410,010	14,861	—	1,887	3,426,758
	$3,466,134	$279,764	$—	$2,609
Total segment assets at December 31, 2009					$3,748,507

Capital expenditures	$6,287	$474	$—	$15	$6,776

For the Year Ended December 31, 2008:	WSFS Bank	Cash Connect	1st Reverse	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$166,477	$—	$—	$—	$166,477
Noninterest income	28,763	13,752	852	2,622	45,989
Total external customer revenues	195,240	13,752	852	2,622	212,466

Intersegment revenues:
Interest income	3,524	—	5	—	3,529
Noninterest income	2,841	641	—	—	3,482
Total intersegment revenues	6,365	641	5	—	7,011

Total revenue	201,605	14,393	857	2,622	219,477

External customer expenses:
Interest expense	77,258	—	—	—	77,258
Noninterest expenses	76,424	5,978	2,568	4,128	89,098
Provision for loan loss	23,024	—	—	—	23,024
Total external customer expenses	176,706	5,978	2,568	4,128	189,380

Intersegment expenses:
Interest expense	5	3,524	—	—	3,529
Noninterest expenses	641	868	204	1,769	3,482
Total intersegment expenses	646	4,392	204	1,769	7,011

Total expenses	177,352	10,370	2,772	5,897	196,391

Income (loss) before taxes	$24,253	$4,023	$(1,915)	$(3,275)	$23,086

Income tax provision					6,950
Consolidated net income					$16,136

Cash and cash equivalents	$57,962	$189,965	$8	$623	$248,558
Other segment assets	3,168,512	12,836	750	1,904	3,184,002
	$3,226,474	$202,801	$758	$2,527
Total segment assets at December 31, 2008					$3,432,560

Capital expenditures	$4,587	$204	$108	$1	$4,900

20. BUSINESS COMBINATIONS

1st Reverse Financial Services, LLC Acquisition

On April 30, 2008, we completed the acquisition of a 51% majority stake in 1st Reverse Financial Services, LLC (“1st Reverse”).  Operating results of 1st Reverse are included in the consolidated financial statements since the date of acquisition.

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

Sun National Bank Branch Purchase

On October 24, 2008, we completed the acquisition of six branches from Sun National Bank and their respective deposits.  The operating results of these branches have been included in the consolidated financial statements since the date of acquisition.  This acquisition has served to further build our market share in Delaware, expand our customer base to enhance deposit fee income and provide an opportunity to market additional products and services to new customers.

The aggregate cash purchase price was $11.5 million.  The purchase price resulted in approximately $9.0 million in goodwill and $2.5 million in core deposit intangibles (“CDI”).  This CDI is being amortized over 7.5 years using straight-line methods.  During 2010 and 2009 we recorded amortization expense of $329,000 and $370,000, respectively.  The goodwill and intangible assets has been deducted for tax purposes.  In the transaction, we acquired $95.3 million of deposits.

We completed an analysis of this goodwill as of December 31, 2010.  This analysis was completed in accordance with FASB ASC 350 “Goodwill and Other Intangibles” (“ASC 350”).  Based on the results of this appraisal, the goodwill related to the Sun National Bank branch purchase passed Step one under ASC 350 as of December 31, 2010 and it was determined that no impairment exists.

Christiana Bank & Trust Purchase

On December 3, 2010, we completed the acquisition of Christiana Bank & Trust Company (“CB&T”) from National Penn Bancshares (“National Penn”) for a cash purchase price of $34.5 million which resulted in the acquisition of $175.2 million in deposits, $106.2 million of loans and approximately $7 billion in trust assets under management and administration.  We expect this acquisition to build our market share, expand our customer base and enhance our fee income.  The results of CB&T operations are included in our consolidated financial statements since the date of acquisition.

The acquisition of CB&T was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.  The excess cash paid over the fair value of net assets acquired was recorded as goodwill in the amount of $15.9 million, which will be amortizable for tax purposes over 15 years, as we have made an election for income tax purposes to treat the acquisition as a taxable purchase of assets.  We also recorded $3.1 million of other intangible assets and $1.9 million in CDI.  The intangible assets will be amortized over periods ranging from 2 to 7.5 years using straight-line methods and the CDI will be amortized over a period of 10 years using a declining balance method.  The goodwill and intangibles have been allocated between the WSFS Bank and Trust and Wealth Management segments.

The fair values listed above for goodwill, intangible assets and CDI are preliminary estimates and are subject to adjustment, however, while they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected in subsequent filings.

In connection with the acquisition, the following table summarizes the fair value of the assets and liabilities acquired:

Assets acquired:
(in Thousands)
Cash and due from banks	$74,832
Investments	2,731
Loans	106,205
BOLI	3,257
Premises and equipment	1,556
Federal Home Loan Bank ("FHLB") stock	196
Intangible assets	5,042
Accrued interest	316
Other assets	2,432
Total assets	196,567
Liabilities assumed:
Deposits	175,210
Interest payable	114
Other liabilities	2,618
Total Liabilities	177,942
Net assets acquired	$18,625

The fair value of loans acquired was determined by present valuing the expected cash flows at a discounted rate.  The excess of expected cash flows above the fair value of the loans will be accreted into interest income over the remaining useful lives of the loans in accordance with FASB ASC 310-20 (Formerly SFAS 91).  In accordance with US GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by National Penn.

In connection with the acquisition of CB&T, we acquired a small investment portfolio with a fair value of $2.7 million.  The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation sources.

The fair value of savings and transaction deposit accounts acquired from National Penn was assumed to approximate their carrying values as these accounts have no stated maturity and are payable on demand.  In determining fair value of the certificates of deposits (“CDs”), a discounted cash flow analysis was used which involved present valuing the contractual payments over the remaining life of the CD at market-based interest rates.  The analysis incorporates the remaining maturities of the CDs, their contractual interest rates, and market-based interest rates as of December 3, 2010, the acquisition date.

The following table presents unaudited proforma information as if the acquisition of CB&T had occurred on both January 1, 2010 and January 1, 2009 and adds CB&T net income to our reported net income for each year presented below.  The proforma information excludes acquisition integration costs associated with the acquisition (discussed further in Note 21 of the Consolidated Financial Statements) as well as purchase accounting fair value adjustments and related income tax effects.   Additionally, the proforma

information does not necessarily reflect the true operating results had the acquisition happened in the beginning of 2010 or 2009 due to the exclusions mentioned above as well as the expected cost savings.

	Proforma
	For the year ended December 31,
	2010	2009
(in Thousands)	(Unaudited)
Net interest income	$125,904	$110,740
Allowance for loan loss	44,180	53,026
Non-interest income	55,930	56,752
Non-interest expense and income taxes	121,319	114,816
Proforma net income of WSFS	$16,335	$(350)

As reported net income of WSFS	$14,117	$663

21. NONINTEREST EXPENSES

During the year ended December 31, 2010, we recorded $6.2 million of charges we consider to be non-routine as well as a recovery of $4.5 million, as follows:

o
On February 19, 2010, we reported in a regulatory filing that an executive of an armored car company that served as a vendor for several of Cash Connect’s customers, engaged in embezzlement.  In the first quarter of 2010, we recorded a $4.5 million loss related to funds not immediately recoverable by Cash Connect. During the third quarter of 2010, we received a full recovery of the previously-recorded $4.5 million charge.  The loss and subsequent recovery were reflected in noninterest expenses in the quarters they were recorded.

o
$1.7 million in costs related to the acquisition and integration of Christiana Bank & Trust mainly reflected in professional fees, salaries, benefits and other compensation and data processing and operation expense (discussed further in Note 20 of the Consolidated Financial Statements).

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

o	A $953,000 expense related to due diligence on an acquisition prospect, discussions of which have terminated (reflected in Professional fees).

There were no material non-routine charges recorded during 2008.

22. STOCK AND COMMON STOCK WARRANTS

In August 2010, we completed an underwritten public offering of 1,370,000 shares of common stock.  The offering was priced at $36.50 per share, a slight premium to the prior day’s closing price, and raised $47.1 million net of $2.9 million of costs.

On September 24, 2009 we completed a private placement of stock to Peninsula Investment Partners, L.P. (Peninsula), pursuant to which we issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of common stock at an exercise price of $29.00 per share.  The warrant is immediately exercisable.

Total proceeds of $25.0 million were allocated, based on the relative fair value of common stock and common stock warrants, to common stock for $23.5 million and common stock warrants for $1.5 million on September 24, 2009.

On January 23, 2009, we entered into a purchase agreement with the U.S. Treasury pursuant to which we issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share.  We will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.  The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.  We declared and paid preferred stock dividends of $2.6 million and $2.1 million during 2010 and 2009, respectively.

Total proceeds of $52.6 million were allocated, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000 respectively, on January 23, 2009.  The preferred stock discount will be accreted, on an effective yield method, to preferred stock over five years.  We have accreted a total of $139,000 and $127,000 during the years ended December, 31, 2010 and 2009, respectively, relating to the discount on preferred stock.

The preferred stock is nonvoting, except for class voting rights on certain matters that could adversely affect the shares.  They may be redeemed by us for the liquidation preference ($1,000 per share), plus accrued but unpaid dividends, with the Treasury’s approval.  The warrant is exercisable immediately and subject to certain anti-dilution and other adjustments.

23.  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and has not identified any subsequent events requiring recognition or disclosures in the financial statements.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009
(In Thousands, Except Per Share Data)
Interest income	$39,812	$40,579	$41,454	$40,558	$39,954	$39,130	$39,839	$38,807
Interest expense	9,359	10,402	10,756	11,215	11,874	12,837	13,459	14,916
Net interest income	30,453	30,177	30,698	29,343	28,080	26,293	26,380	23,891
Provision for loan losses	9,903	9,976	10,594	11,410	12,678	15,483	11,997	7,653
Net interest income after provision	20,550	20,201	20,104	17,933	15,402	10,810	14,383	16,238
for loan losses
Noninterest income	12,113	14,425	12,436	11,141	11,935	14,538	12,667	11,101
Noninterest expenses	29,868	22,092	27,739	29,633	27,606	25,569	30,955	24,374
Income (loss) before taxes	2,795	12,534	4,801	(559)	(269)	(221)	(3,905)	2,965
Income tax provision (benefit)	715	4,312	1,500	(1,073)	(307)	(222)	(1,589)	25
Net Income (loss)	2,080	8,222	3,301	514	38	1	(2,316)	2,940
Dividends on preferred stock and	694	692	692	692	692	634	751	513
accretion of discount
Net Income (loss) available to common
shareholders	$1,386	7,530	2,609	(178)	(654)	(633)	(3,067)	2,427
Earnings per share:
Basic	0.16	0.95	0.37	(0.03)	(0.09)	(0.10)	(0.50)	0.39
Diluted	0.16	0.94	0.36	(0.03)	(0.09)	(0.10)	(0.50)	0.39

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters required to be disclosed under this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their reports, which are included herein.

/s/ Mark A. Turner	/s/ Stephen A. Turner
Mark A. Turner	Stephen A. Fowle
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WSFS Financial Corporation:

We have audited WSFS Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WSFS Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2011

During the quarter ended December 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no matters required to be disclosed under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB” and “Corporate Governance - Committees of the Board of Directors” in the Registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on April 28, 2011 (the “Proxy Statement”) is incorporated into this item by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Shown below is information as of December 31, 2010 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)

Equity compensation plans approved by stockholders (1)
	583,663	$41.57	511,067

Equity compensation plans not approved by stockholders
	N/A	N/A	N/A

TOTAL	583,663	$41.57	511,067

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

1.
The Consolidated Statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2010, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

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

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of CEO and CFO pursuant to Section 5221

Exhibits 10.1 through 10.10 represent management contracts or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 16, 2011	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 16, 2011	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Chairman

Date:	March 16, 2011	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	March 16, 2011	BY:	/s/ Charles G. Cheleden
Charles G. Cheleden
Vice Chairman and Lead Director

Date:	March 16, 2011	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	March 16, 2011	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 16, 2011	BY:	/s/ Donald W. Delson
Donald W. Delson
Director

Date:	March 16, 2011	BY:	/s/ John F. Downey
John F. Downey
Director

Date:	March 16, 2011	BY:	/s/ Zissimos A. Frangopoulos
Zissimos A. Frangopoulos
Director

Date:	March 16, 2011	BY:	/s/ Joseph R. Julian
Joseph R. Julian
Director

Date:	March 16, 2011	BY:	/s/ Dennis E. Klima
Dennis E. Klima
Director

Date:	March 16, 2011	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	March 16, 2011	BY:	/s/ Thomas P. Preston
Thomas P. Preston
Director

Date:	March 16, 2011	BY:	/s/ Scott E. Reed
Scott E. Reed
Director

Date:	March 16, 2011	BY:	/s/ Donald W. Delson
Donald W. Delson
Director

Date:	March 16, 2011	BY:	/s/ John F. Downey
John F. Downey
Director

Date:	March 16, 2011	BY:	/s/ Zissimos A. Frangopoulos
Zissimos A. Frangopoulos
Director

Date:	March 16, 2011	BY:	/s/ Joseph R. Julian
Joseph R. Julian
Director

Date:	March 16, 2011	BY:	/s/ Dennis E. Klima
Dennis E. Klima
Director

Date:	March 16, 2011	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	March 16, 2011	BY:	/s/ Thomas P. Preston
Thomas P. Preston
Director

Date:	March 16, 2011	BY:	/s/ Scott E. Reed
Scott E. Reed
Director

Date:	March 16, 2011	BY:	/s/ Claibourne D. Smith
Claibourne D. Smith
Director

Date:	March 16, 2011	BY:	/s/ R. Ted Weschler
R. Ted Weschler
Director

Date:	March 16, 2011	BY:	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer

Date:	March 16, 2011	BY:	/s/ Robert F. Mack
Robert F. Mack
Senior Vice President and Controller