Form 10-Q
period 2011-03-31
WSFS FINANCIAL CORP
filed 2011-05-10
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2011:

Common Stock, par value $.01 per share	8,596,821
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2011 and 2010	3

	Consolidated Statements of Condition as of March 31, 2011
	and December 31, 2010	4

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2011 and 2010	5

	Notes to the Consolidated Financial Statements for the Three
	Months Ended March 31, 2011 and 2010	6

Item 2.	Management’s Discussion and Analysis of Financial Condition	28
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II. Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults upon Senior Securities	40

Item 4.	[Reserved]	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures		41

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2011	2010
	(Unaudited)
	(In Thousands)
Interest income:
Interest and fees on loans	$31,956	$31,223
Interest on mortgage-backed securities	7,026	9,032
Interest and dividends on investment securities	170	303
	39,152	40,558
Interest expense:
Interest on deposits	5,223	6,294
Interest on Federal Home Loan Bank advances	2,727	3,977
Interest on trust preferred borrowings	336	329
Interest on other borrowings	612	615
	8,898	11,215

Net interest income	30,254	29,343
Provision for loan losses	5,908	11,410
Net interest income after provision for loan losses	24,346	17,933

Noninterest income:
Credit/debit card and ATM income	4,740	4,370
Deposit service charges	3,564	3,879
Fiduciary and investment management income	2,827	1,065
Loan fee income	685	680
Mortgage banking activities, net	547	252
Bank owned life insurance income	179	196
Security gains, net	415	-
Other income	682	699
	13,639	11,141
Noninterest expenses:
Salaries, benefits and other compensation	14,816	11,986
Occupancy expense	2,838	2,562
Loan workout and OREO expenses	2,483	1,097
FDIC expenses	1,764	1,643
Equipment expense	1,614	1,469
Data processing and operations expenses	1,417	1,286
Professional Fees	1,123	1,018
Marketing Expense	951	704
Acquisition integration costs	334	-
Non-routine ATM loss	-	4,491
Other operating expense	4,047	3,377
	31,387	29,633

Income (loss) before taxes	6,598	(559)
Income tax provision (benefit)	2,392	(1,073)
Net income	4,206	514
Dividends on preferred stock and accretion of discount	692	692
Net income (loss) allocable to common stockholders	$3,514	$(178)

Earnings (loss) per share:
Basic	$0.41	$(0.03)
Diluted	$0.40	$(0.03)

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In Thousands except for Per Share Data)
Assets:
Cash and due from banks	$65,215	$49,932
Cash in non-owned ATMs	328,837	326,573
Federal funds sold	-	-
Interest-bearing deposits in other banks	221	254
Total cash and cash equivalents	394,273	376,759
Investment securities held-to-maturity	216	219
Investment securities available-for-sale including reverse mortgages	38,378	52,232
Mortgage-backed securities available-for-sale	683,619	700,926
Mortgages-backed securities trading	12,432	12,432
Loans held-for-sale	2,056	14,522
Loans, net of allowance for loan losses of $56,000 at March 31, 2011
and $60,339 at December 31, 2010	2,590,071	2,561,368
Bank owned life insurance	64,422	64,243
Stock in Federal Home Loan Bank of Pittsburgh, at cost	35,659	37,536
Assets acquired through foreclosure	8,311	9,024
Premises and equipment	32,310	31,870
Goodwill	26,777	26,745
Intangible assets	7,012	7,307
Accrued interest receivable and other assets	56,015	58,335

Total assets	$3,951,551	$3,953,518

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$505,154	$468,098
Interest-bearing demand	322,749	312,546
Money market	684,996	743,808
Savings	366,790	255,340
Time	471,419	484,864
Jumbo certificates of deposit – customer	304,991	297,112
Total customer deposits	2,656,099	2,561,768
Brokered deposits	164,267	249,006
Total deposits	2,820,366	2,810,774

Federal funds purchased and securities sold under agreements to repurchase	100,000	100,000
Federal Home Loan Bank advances	498,165	488,959
Trust preferred borrowings	67,011	67,011
Other borrowed funds	68,427	91,636
Accrued interest payable and other liabilities	26,665	27,316
Total liabilities	3,580,634	3,585,696

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at	1	1
March 31,2011 and December 31,2010
Common stock $.01 par value, 20,000,000 shares authorized; issued
18,175,313 at March 31,2011 and 18,105,788 at December 31,2010	182	180
Capital in excess of par value	217,089	216,316
Accumulated other comprehensive income	6,354	6,524
Retained earnings	395,571	393,081
Treasury stock at cost, 9,580,569 shares at March 31,2011 and December 31,2010	(248,280)	(248,280)
Total stockholders’ equity	370,917	367,822
Total liabilities, minority interest and stockholders’ equity	$3,951,551	$3,953,518

The accompanying notes are an integral part of these Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2011	2010
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$4,206	$514
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,908	11,410
Depreciation, accretion and amortization	2,349	1,384
Decrease (increase) in accrued interest receivable and other assets	2,485	(4,693)
Non-routine ATM loss	-	4,491
Origination of loans held-for-sale	(27,761)	(14,814)
Proceeds from sales of loans held-for-sale	40,817	18,162
Gain on mortgage banking activity	(547)	(252)
Gain on sale of investments, net	(415)	-
Stock-based compensation expense, net of tax benefit recognized	306	204
Excess tax benefits from share-based payment arrangements	(55)	(79)
Decrease in accrued interest payable and other liabilities	(534)	(292)
Loss on sale of assets acquired through foreclosure and valuation adjustments	2,100	226
Increase in value of bank-owned life insurance	(179)	(196)
Decrease (increase) in capitalized interest, net	44	(13)
Net cash provided by operating activities	28,724	16,052

Investing activities:
Maturities and calls of investment securities	7,557	500
Sale of investment securities available for sale	6,124	-
Sales of mortgage-backed securities available-for sale	39,992	-
Repayments of mortgage-backed securities available-for-sale	49,817	46,372
Purchases of mortgage-backed securities available-for-sale	(72,789)	(116,297)
Disbursements for reverse mortgages	(43)	(49)
Net increase in loans	(38,481)	(3,919)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	1,877	-
Sales of assets acquired through foreclosure, net	2,253	1,627
Investment in premises and equipment, net	(1,884)	(1,184)
Net cash used for investing activities	(5,577)	(72,950)

Financing activities:
Net increase in demand and saving deposits	76,688	69,603
Net (decrease) increase in time deposits	(5,567)	5,355
Decrease in brokered deposits	(84,764)	(18,066)
Proceeds from federal funds purchased and securities sold under agreement to repurchase	4,500,000	4,435,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(4,500,000)	(4,435,000)
Proceeds of FHLB advances	5,577,871	6,321,940
Repayments of FHLB advances	(5,568,665)	(6,319,630)
Dividends paid	(1,686)	(1,507)
Issuance of common stock and exercise of employee stock options	435	375
Excess tax benefits from share-based payment arrangements	55	79
Net cash (used for) provided by financing activities	(5,633)	58,149

Increase in cash and cash equivalents	17,514	1,251
Cash and cash equivalents at beginning of period	376,759	321,749
Cash and cash equivalents at end of period	$394,273	$323,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$6,920	$9,278
Cash paid for income taxes, net	214	1,008
Loans transferred to assets acquired through foreclosure	3,641	3,616
Net change in other comprehensive income	(170)	5,129

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

1. BASIS OF PRESENTATION

Our Consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Montchanin Capital Management, Inc. (“Montchanin”) and its wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). We also have three unconsolidated affiliates, WSFS Capital Trust III, WSFS Capital Trust IV, and WSFS Capital Trust V (“the Trusts”). WSFS Bank has two fully-owned subsidiaries, WSFS Investment Group, Inc. (“WIG”) and Monarch Entity Services LLC (“Monarch”). WIG markets various third-party insurance and securities products to Bank customers through the Bank’s retail banking system. Monarch provides commercial domicile services which include employees, directors, sublease of office facilities and registered agent services in Delaware and Nevada.  Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States.

We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services.  In addition, we offer a variety of wealth management and trust services through our Christiana Trust division.  Lending activities are funded primarily with customer deposits and borrowings.  The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums.  We serve our customers primarily from our 44 offices located in Delaware (37), Pennsylvania (5), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com.

Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2011, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, goodwill, intangible assets, post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and increases of allowances for loan losses and lending related commitments as well as increased post-retirement expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation (formerly SFAS No. 123R, Share-Based Payment).  After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”).  No future awards may be granted under the 1997 Plan, however, we still have options outstanding under the 1997 plan for officers, directors and Associates of the Company and its subsidiaries.  The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted.  We have stock options outstanding under both plans (collectively, “Stock Incentive Plans”).  As of March 31, 2011, the number of shares reserved for issuance under the 2005 Plan is 1,197,000.

The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, “stock options”). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our common stock on the date of the grant. All Stock Options granted during 2011 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Stock Incentive Plans. In addition, the Black-Scholes option-pricing model is used to determine the grant date fair value of stock options.  At March 31, 2011, we had 230,540 remaining shares available for issuance under the 2005 Plan.

Stock Options

The following table provides information about our stock options outstanding for the three months ended March 31, 2011:
	March 31, 2011
		Weighted-
		Average
	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	566,323	$42.84
Granted	50,723	44.91
Exercised	(7,161)	22.34
Forfeited	(14,348)	46.13
Outstanding at end of period	595,537	43.18

Exercisable at end of period	454,294	$44.28

Weighted-average fair value
of awards granted	$14.29

The following table provides information about our unvested stock options outstanding for the three months ended March 31, 2011:
	March 31, 2011
		Weighted-
		Average
	Shares	Exercise Price
Stock Options:
Unvested at beginning of period	123,486	$45.04
Granted	50,723	44.91
Vested	(24,977)	26.96
Forfeited	(7,989)	39.70
Unvested at end of period	141,243	$39.66

The total amount of compensation cost to be recognized relating to non-vested stock options as of March 31, 2011 was $941,000.  The weighted-average period over which they are expected to be recognized is 2.6 years.  We issue new shares upon the exercise of options.

Restricted Stock

We issued 39,383 restricted stock units and awards during the first quarter of 2011.   These awards generally vest over a four year period. For these stock awards made to certain executive officers, there are additional vesting limitations under the Emergency Economic Stabilization Act of 2008 (“EESA”).

Performance Stock Awards

The Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 22,250 shares of restricted stock effective January 3, 2011 with a five-year performance vesting schedule starting at the end of the second year.  These awards are based on acquiring new business relationships in which Mr. Schoenhals has played a meaningful role in helping us establish the new business.  These shares are subject to vesting in whole or in part if pre-tax contributions achieved over a two year period result in at least a 50% return on investment of the cost of the restricted stock.

For the three months ended March 31, 2011, the effect of stock-based compensation, including stock options, restricted stock, and performance stock, on salaries, benefits and other compensation was $525,000 pre-tax ($437,000 after tax) or $0.05 per share.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended
	March 31,
	2011	2010
	(In Thousands, Except Per Share Data)
Numerator:
Net income (loss) allocable to common stockholders	$3,514	$(178)

Denominator:
Denominator for basic earnings per share - weighted average shares	8,576	7,084
Effect of dilutive employee stock options and warrants	154	-
Denominator for diluted earnings per share – adjusted weighted	8,730	7,084
average shares and assumed exercise

Earnings per share:
Basic:
Net income (loss) allocable to common shareholders	$0.41	$(0.03)
Diluted:
Net income (loss) allocable to common shareholders	$0.40	$(0.03)

Outstanding common stock equivalents having no dilutive effect	304	795

For the three months ended March 31, 2010, all stock options were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive.

3.  INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our investment securities held-to-maturity and securities available-for-sale (which includes reverse mortgages):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

March 31, 2011:
Reverse mortgages	$(685)	$—	$—	$(685)
U.S. Government and government	36,657	220	(169)	36,708
sponsored enterprises ("GSE")
State and political subdivisions	2,329	29	(3)	2,355
	$38,301	$249	$(172)	$38,378
December 31, 2010:
Reverse mortgages	$(686)	$—	$—	$(686)
U.S. Government and GSE	49,691	441	(129)	50,003
State and political subdivisions	2,879	38	(2)	2,915
	$51,884	$479	$(131)	$52,232
Held-to-maturity:

March 31, 2011:
State and political subdivisions	$216	$—	$(22)	$194

December 31, 2010:
State and political subdivisions	$219	$—	$(23)	$196

Securities with book values aggregating $33.6 million at March 31, 2011 were specifically pledged as collateral for the Bank’s Treasury Tax and Loan account with the Federal Reserve Bank, securities sold under agreement to repurchase, and certain letters of credit and municipal deposits which require collateral.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at March 31, 2011 and December 31, 2010 were as follows:
	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
March 31, 2011
Within one year (1)	$—	$—	$13,498	$13,652
After one year but within five years	—	—	24,474	24,399
After five years but within ten years	—	—	—	—
After ten years	216	194	329	327
	$216	$194	$38,301	$38,378
December 31, 2010
Within one year (1)	$—	$—	$10,549	$10,617
After one year but within five years	—	—	41,006	41,286
After five years but within ten years	—	—	—	—
After ten years	219	196	329	329
	$219	$196	$51,884	$52,232
(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

We sold $6.1 million of investment securities classified as available-for-sale during the first quarter of 2011 resulting in a gain on sale of $110,000.  There were no sales of investment securities classified as available-for-sale during the first quarter of 2010 and, as a result, there were no net gains or losses realized during the first quarter of 2010. The cost basis for investment security sales was based on the specific identification method.  Investment securities totaling $330,000 and $720,000 were called by their issuers during the first quarter of 2011 and 2010, respectively.

At March 31, 2011, we owned investment securities totaling $17.0 million where the amortized cost basis exceeded the fair value. Total unrealized losses on those securities were $194,000 at March 31, 2011. This temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Securities with fair values of $98,000 have been impaired for 12 months or longer. We have determined that these securities were not other than temporarily impaired as of March 31, 2011 or December 31, 2010.  Our investment portfolio is reviewed each quarter for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability not to sell the investment for a period of time sufficient to allow for any anticipated recovery in the market.  We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our investment securities’ gross unrealized losses, fair value by investment category and length of time individual securities have been in a continuous unrealized loss position at March 31, 2011.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$98	$22	$98	$22

Available-for-sale
State and political subdivisions	471	3	—	—	471	3
U.S Government and GSE	16,463	169	—	—	16,463	169

Total temporarily impaired investments	$16,934	$172	$98	$22	$17,032	$194

The table below shows our investment securities’ gross unrealized losses, fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$102	$23	$102	$23

Available-for-sale
State and political subdivisions	502	2	—	—	502	2
U.S Government and GSE	12,994	129	—	—	12,994	129

Total temporarily impaired investments	$13,496	$131	$102	$23	$13,598	$154

4.  MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of our mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

March 31, 2011:
Collateralized mortgage obligations (“CMO”) (1)	$423,923	$9,872	$(751)	$433,044
Federal National Mortgage Association (“FNMA”)	130,968	1,129	(650)	131,447
Federal Home Loan Mortgage Corporation (“FHLMC”)	54,683	786	(270)	55,199
Government National Mortgage Association (“GNMA”)	63,112	1,360	(543)	63,929
	$672,686	$13,147	$(2,214)	$683,619
December 31, 2010:
CMO (1)	$490,946	$9,687	$(599)	$500,034
FNMA	89,226	1,253	(431)	90,048
FHLMC	43,970	743	(273)	44,440
GNMA	65,849	1,229	(674)	66,404
	$689,991	$12,912	$(1,977)	$700,926

Trading securities:

March 31, 2011:
CMO	$12,432	$—	$—	$12,432

December 31, 2010:
CMO	$12,432	$—	$—	$12,432

(1) Includes GSE CMO’s classified as available-for-sale.

The portfolio of available-for-sale mortgage-backed securities is comprised of 177 bonds with an amortized cost of $672.7 million of both GSE ($359.3 million) and non-GSE ($313.4 million) bonds.  All bonds were AAA-rated at time of purchase; only one bond with a value of $112,432 is now rated below AAA.  Downgraded bonds were re-evaluated at March 31, 2011.  The result of this evaluation shows no other-than-temporary impairment for the three months ended March 31, 2011.  The weighted average duration of the mortgage-backed securities was 2.5 years at March 31, 2011.

At March 31, 2011, mortgage-backed securities with market values aggregating $353.5 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. From time to time, mortgage-backed securities are also pledged as collateral for Federal Home Loan Bank (FHLB) borrowings and other obligations. The fair value of these FHLB pledged mortgage-backed securities was $51.3 million at March 31, 2011.

During the first three months of 2011, we sold mortgage-backed securities available-for-sale of $40.0 million with net gains of $305,000.  The cost basis of all mortgage-backed securities sales is based on the specific identification method. There were no sales of mortgage-backed securities available for sale during the first three months of 2010.

Mortgage-backed securities have expected maturities that differ from their contractual maturities.  These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At March 31, 2011, we owned mortgage-backed securities totaling $223.4 million where the amortized cost basis exceeded fair value.  Total unrealized losses on these securities were $2.2 million at March 31, 2011.  This temporary impairment is the result of changes in market interest rates and a lack of liquidity in the mortgage-backed securities market.  There were no securities impaired for 12 months or longer.  We have determined that these securities were not other-than-temporarily impaired at March 31, 2011 or December 31, 2010.  Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage.  In addition, we do not have the intent to sell, or is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our mortgage-backed securities’ gross unrealized losses, fair value by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2011.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$96,130	$751	$—	$—	$96,130	$751
FNMA	80,150	650	—	—	80,150	650
FHLMC	23,785	270	—	—	23,785	270
GNMA	23,353	543	—	—	23,353	543

Total temporarily impaired MBS	$223,418	$2,214	$—	—	$223,418	$2,214

The table below shows our mortgage-backed securities’ gross unrealized losses, fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$58,821	$534	$1,171	$65	$59,992	$599
FNMA	45,129	431	—	—	45,129	431
FHLMC	14,981	273	—	—	14,981	273
GNMA	23,831	674	—	—	23,831	674

Total temporarily impaired MBS	$142,762	$1,912	$1,171	$65	$143,933	$1,977

We own $12.4 million par value of SASCO RM-1 2002 securities which are classified as trading, of which, $1.4 million is accrued interest paid in kind.  We expect to recover all principal and interest due to seasoning and excess collateral.  Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) (Formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading because it was our intent to sell them in the near term. We used the guidance under ASC 320 to provide a reasonable estimate of fair value in 2011 and 2010. We estimated the value of these securities based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach as of March 31, 2011.

5. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

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

The following table provides the activity of the allowance for loan losses and loan balances for the three months ended March 31, 2011:
		Commercial
	Commercial	Mortgages	Construction	Residential	Consumer	Total
Allowance for loan losses	(In thousands)

Beginning balance	$26,480	$10,564	$10,019	$4,028	$9,248	$60,339
Charge-offs	(3,365)	(247)	(5,226)	(406)	(1,756)	(11,000)
Recoveries	127	8	391	85	142	753
Provision	1,294	1,541	1,474	56	1,543	5,908
Ending balance	$24,536	$11,866	$6,658	$3,763	$9,177	$56,000

Period-end allowance allocated to:
Specific reserves(1)	$4,169	$3,297	$1,393	$778	$121	$9,758
General reserves(2)	20,367	8,569	5,265	2,985	9,056	46,242
Ending balance	$24,536	$11,866	$6,658	$3,763	$9,177	$56,000

Period-end loan balances evaluated for:
Specific reserves(1)	$23,252	$15,032	$30,942	$18,501	$5,548	$93,275	(3)
General reserves(2)	1,263,725	607,209	98,090	284,944	298,828	2,552,796
Ending balance	$1,286,977	$622,241	$129,032	$303,445	$304,376	$2,646,071

(1) Specific reserves represent loans individually evaluated for impairment
(2) General reserves represent loans collectively evaluated for impairment
(3) The difference between this amount and nonaccruing loans at March 31, 2011, represents accruing troubled debt restructured loans of $7.6 million.

Non-Accrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

							Greater
	30–59	60–89	Greater	Total			than 90
March 31, 2011	Days	Days	than	Past		Total	Days and	Nonaccrual
(In Thousands)	Past Due	Past Due	90 Days	Due (1)	Current	Loans	Accruing	Loans

Commercial	$9,532	$2,386	$10,230	$22,148	$1,264,829	$1,286,977	$424	$23,300
Commercial mortgages	5,415	5,765	2,348	13,528	608,713	622,241	-	15,229
Construction	906	6,064	11,361	18,331	110,701	129,032	-	30,942
Residential	5,631	2,960	9,286	17,877	285,568	303,445	576	12,250
Consumer	1,353	770	939	3,062	301,314	304,376	-	4,153

Total	$22,837	$17,945	$34,164	$74,946	$2,571,125	$2,646,071	$1,000	$85,874
% of Total Loans	0.86%	0.68%	1.29%	2.83%	97.17%	100%	0.04%	3.25%

							Greater
	30–59	60–89	Greater	Total			than 90
December 31, 2010	Days	Days	than	Past		Total	Days and	Nonaccrual
(In Thousands)	Past Due	Past Due	90 Days	Due (1)	Current	Loans	Accruing	Loans
Commercial	$3,004	$692	$8,755	$12,451	$1,225,595	$1,238,046	$-	$21,577
Commercial mortgages	6,574	-	2,056	8,630	613,368	621,998	-	9,490
Construction	1,685	3,980	14,238	19,903	120,756	140,659	-	30,260
Residential	6,913	2,024	9,658	18,595	291,900	310,495	465	11,739
Consumer	1,355	261	1,756	3,372	307,137	310,509	-	3,701

Total	$19,531	$6,957	$36,463	$62,951	$2,558,756	$2,621,707	$465	$76,767
% of Total Loans	0.74%	0.27%	1.38%	2.39%	97.61%	100%	0.02%	2.93%

(1)  Includes nonaccruing and accruing delinquent loan balances.

Impaired Loans

The following tables provide an analysis of our impaired loans at March 31, 2011 and December 31, 2010:

	Ending	Loans with	Loan with	Related	Contractual	Average
March 31, 2011	Loan	No Specific	Specific	Specific	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances

Commercial	$23,252	$13,930	$9,322	$4,169	$30,697	$22,390
Commercial mortgages	15,032	5,517	9,515	3,297	18,107	12,261
Construction	30,942	28,450	2,492	1,393	59,483	30,601
Residential	18,501	12,472	6,029	778	20,796	17,971
Consumer	5,548	4,420	1,128	121	6,504	5,327

Total	$93,275	$64,789	$28,486	$9,758	$135,587	$88,550

	Ending	Loans with	Loan with	Related	Contractual	Average
December 31, 2010	Loan	No Specific	Specific	Specific	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances
Commercial	$21,527	$14,555	$6,972	$4,845	$29,309	$16,139
Commercial mortgages	9,490	3,263	6,227	2,591	12,001	4,530
Construction	30,260	12,166	18,094	3,485	53,265	36,102
Residential	17,441	11,226	6,215	968	22,112	16,667
Consumer	5,106	3,969	1,137	130	6,558	4,184

Total	$83,824	$45,179	$38,645	$12,019	$123,245	$77,622

(1) Reflects loan balances at their remaining book balance.

Interest income of $74,000 was recognized on impaired loans during the three months ended March 31, 2011.

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

Loss. These assets are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but rather, that it is not practical or desirable to defer writing off a mostly worthless asset even though partial recovery may occur in the future.

Residential and Consumer Loans

The residential and consumer loan portfolios are monitored on an ongoing basis using delinquency information and loan type as credit quality indicators.  These credit quality indicators are assessed on an aggregate basis in these relatively homogeneous portfolios.  Loans that are greater than 90 days past due are considered nonperforming and placed in nonaccrual status.

The following tables provide an analysis of problem loans as of March 31, 2011 and December 31, 2010:

Commercial credit exposure credit risk profile by internally assigned risk rating (in thousands):

							Total Commercial
	Commercial		Commercial Mortgages		Construction		March 31, 2011		December 31, 2010
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$29,325	$39,544	$16,169	$13,195	$23,900	$21,970	$69,394		$74,709
Substandard:
Accrual	46,623	54,230	17,733	21,121	24,112	32,560	88,468		107,911
Nonaccrual	23,300	21,577	15,229	9,490	30,942	30,260	69,471		61,327
Total Special Mention and Substandard	99,248	115,351	49,131	43,806	78,954	84,790	227,333	11%	243,947	12%
Pass	1,187,729	1,122,695	573,110	578,192	50,078	55,869	1,810,917	89	1,756,756	88
Total Commercial Loans	$1,286,977	$1,238,046	$622,241	$621,998	$129,032	$140,659	$2,038,250	100%	$2,000,703	100%

Consumer credit exposure credit risk profile based on payment activity (in thousands):

						Total Residential and Consumer
	Residential			Consumer		March 31, 2011		December 31, 2010
	March 31, 2011		December 31, 2010	March 31, 2011	December 31, 2010	Amount	Percent	Amount	Percent

Nonperforming	$18,501		$17,441	$5,548	$5,106	$24,049	4%	$22,547	4%
Performing	284,944	(1)	293,054	298,828	305,403	583,772	96	598,457	96
Total	$303,445		$310,495	$304,376	$310,509	$607,821	100%	$621,004	100%

(1) Includes $7.6 million of troubled debt restructured mortgages and home equity installment loans performing in accordance with modified terms and are accruing interest.

7. COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income:

	For the three months ended March 31,
	2011	2010
	(In Thousands)

Net income	$4,206	$514

Unrealized holding (losses) gains on securities
available-for-sale arising during the period	(274)	8,273
Tax benefit (expense)	104	(3,144)
Net of tax amount	(170)	5,129
Reclassification adjustment for gains included in	(415)	-
net income
Tax expense	158	-
Net of tax amount	(257)	-

Total comprehensive income	$3,779	$5,643

8. TAXES ON INCOME

We account for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”) (Formerly SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty In Income Taxes, an Interpretation of FASB Statement 109).  ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. No valuation allowance has been recorded on our deferred tax assets due to our history of prior earnings along with our expectations of future income.  ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the financial statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations.

The total amount of unrecognized tax benefits as of March 31, 2011 and December 31, 2010 were both $1.0 million, of which $0.5 million would affect our effective tax rate if recognized. The first quarter of 2010 included tax benefits of $899,000 resulting from a decrease in our income tax reserve due to the expiration of the statute of limitations on certain tax items.  No such tax benefits were recorded during the first quarter of 2011.  As of March 31, 2011 and December 31, 2010, the total amount of accrued interest included in such unrecognized tax benefits was $55,000 and $51,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense.

While our Federal and State tax years 2007 through 2009 remain subject to examination as of March 31, 2011, the Internal Revenue Service (“IRS”) completed its examination of our 2004 through 2006 Federal tax returns during the quarter ended June 30, 2008. During 2008 we successfully completed the IRS appeal process and during the quarter ended March 31, 2010 we recovered $863,000 of taxes plus $275,000 of interest that were previously assessed during the audit phase.

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

9.  SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments.  There is one segment each for WSFS Bank (including WSFS Investment Group, Inc.), Cash Connect, (the ATM division of WSFS), and Trust and Wealth Management.  Trust and Wealth Management combines Montchanin and Christiana Trust into a single reportable segment because both have similar economic characteristics, products, customers and distribution methods.

The WSFS Bank segment provides financial products to commercial and retail customers through its 44 offices located in Delaware (37), Pennsylvania (5), Virginia (1) and Nevada (1).  Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units (including the reorganization of WSFS Investment Group, Inc.) are operating departments of WSFS.  These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank.  Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within our WSFS Bank segment in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry.  The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The Trust and Wealth Management segment is comprised of Christiana Trust and Montchanin.  Christiana Trust was acquired as part of the acquisition of CB&T in December 2010 and WSFS’ Trust and Wealth Management business was consolidated into Christiana Trust.  Christiana Trust provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada.  These services are provided to individuals and families, as well as corporations and institutions.  The Christiana Trust division provides these services to local, national and international customers by making use of the advantages of its facilities in Delaware and Nevada.  Montchanin provides assets management products and services to customers in the Bank’s primary market area.  Montchanin has one consolidated wholly owned subsidiary, Cypress Capital Management, LLC (Cypress).  Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results.  The accounting policies applicable to our segments are the same that apply to the preparation of our accompanying Consolidated Financial Statements. Segment information for the three months ended March 31, 2011 and 2010 follows:

For the three months ended March 31, 2011 (in thousands)
	WSFS Bank	Cash Connect	Trust & Wealth Management	Total

External customer revenues:
Interest income	$39,152	$-	$-	$39,152
Noninterest income	7,828	3,416	2,395	13,639
Total external customer revenues	46,980	3,416	2,395	52,791

Inter-segment revenues:
Interest income	271	-	946	1,217
Noninterest income	926	161	-	1,087
Total inter-segment revenues	1,197	161	946	2,304

Total revenue	48,177	3,577	3,341	55,095

External customer expenses:
Interest expense	8,898	-	-	8,898
Noninterest expenses	27,377	1,765	2,245	31,387
Provision for loan loss	5,908	-	-	5,908
Total external customer expenses	42,183	1,765	2,245	46,193

Inter-segment expenses
Interest expense	946	271	-	1,217
Noninterest expenses	161	451	475	1,087
Total inter-segment expenses	1,107	722	475	2,304

Total expenses	43,290	2,487	2,720	48,497

Income before taxes	$4,887	$1,090	$621	$6,598
Income tax provision				2,392
Consolidated net income				$4,206

Capital expenditures	$1,840	$44	$-	$1,884

As of March 31, 2011
Cash and cash equivalents	$63,199	$328,837	$2,237	$394,273
Other segment assets	3,533,143	13,699	10,436	3,557,278

Total segment assets	$3,596,342	$342,536	$12,673	$3,951,551

For the three months ended March 31, 2010 (in thousands)
	WSFS Bank	Cash Connect	Trust & Wealth Management	Total

External customer revenues:
Interest income	$40,558	$-	$-	$40,558
Noninterest income	7,197	3,139	805	11,141
Total external customer revenues	47,755	3,139	805	51,699

Inter-segment revenues:
Interest income	222	-	-	222
Noninterest income	730	172	-	902
Total inter-segment revenues	952	172	-	1,124

Total revenue	48,707	3,311	805	52,823

External customer expenses:
Interest expense	11,215	-	-	11,215
Noninterest expenses	23,105	5,706	822	29,633
Provision for loan loss	11,410	-	-	11,410
Total external customer expenses	45,730	5,706	822	52,258

Inter-segment expenses
Interest expense	-	222	-	222
Noninterest expenses	172	366	364	902
Total inter-segment expenses	172	588	364	1,124

Total expenses	45,902	6,294	1,186	53,382

Income (loss) before taxes	$2,805	$(2,983)	$(381)	$(559)
Income tax benefit				(1,073)
Consolidated net income				$514

Capital expenditures	$1,643	$3	$-	$1,646

As of December 31, 2010
Cash and cash equivalents	$48,359	$326,573	$1,827	$376,759
Other segment assets	3,554,274	13,196	9,289	3,576,759

Total segment assets	$3,602,633	$339,769	$11,116	$3,953,518

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be equal to its cost.  We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value.  As part of the impairment assessment of FHLB stock, we consider, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on FHLB.  The FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  The FHLB is rated AAA and is likely to remain unchanged based on expectations that the FHLB has a very high degree of government support and was in compliance with all regulatory capital requirements as of March 31, 2011.  Based on the above, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of March 31, 2011.

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

The book value and estimated fair value of our financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$394,273	$394,273	$376,759	$376,759
Investment securities	38,594	38,572	52,451	52,428
Mortgage-backed securities	696,051	696,051	713,358	713,358
Loans, net	2,592,127	2,596,929	2,575,890	2,586,669
Stock in Federal Home Loan Bank of Pittsburgh	35,659	35,659	375,536	37,536
Accrued interest receivable	11,481	11,481	11,765	11,765

Financial liabilities:
Deposits	2,820,366	2,831,855	2,810,744	2,826,515
Borrowed funds	733,603	738,135	747,606	751,970
Accrued interest payable	5,296	5,296	3,317	3,317

The estimated fair values of our off-balance sheet financial instruments are as follows:

	March 31, 2011	December 31, 2010
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$3,786	$3,729
Standby letters of credit	172	210

11.  FAIR VALUE OF FINANCIAL ASSETS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets carried at fair value. The table below presents the balances of assets measured at fair value as of March 31, 2011 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
Description	(Level 1)	(Level 2)	(Level 3)	Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$433,044	$—	$433,044
FNMA	—	131,447	—	131,447
FHLMC	—	55,199	—	55,199
GNMA	—	63,929	—	63,929
U.S. Government and GSE	—	36,708	—	36,708
State and political subdivisions	—	2,355	—	2,355
Reverse mortgages	—	—	(685)	(685)
Trading Securities		—	12,432	12,432
Total assets measured at fair value on a recurring basis	$—	$722,682	$11,747	$734,429

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$8,311	$—	$8,311
Impaired Loans (collateral dependent)	—	83,517	—	83,517
Total assets measured at fair value on a nonrecurring	$—	$91,828
basis			$—	$91,828

The table below presents the balances of assets measured at fair value as of December 31, 2010 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
Description	(Level 1)	(Level 2)	(Level 3)	Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$500,034	$—	$500,034
FNMA	—	90,048	—	90,048
FHLMC	—	44,440	—	44,440
GNMA	—	66,404	—	66,404
U.S. Government and GSE	—	50,003	—	50,003
State and political subdivisions	—	2,915	—	2,915
Reverse mortgages	—	—	(686)	(686)
Trading Securities		—	12,432	12,432
Total assets measured at fair value on a recurring basis	$—	$753,844	$11,746	$765,590

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$9,024	$—	$9,024
Impaired Loans (collateral dependent)	—	71,805	—	71,805
Total assets measured at fair value on a nonrecurring basis	$—	$80,829	$—	$80,829

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

Available for sale securities. As of March 31, 2011, securities classified as available for sale were reported at fair value using Level 2 inputs. Included in the Level 2 total were approximately $36.7 million in Federal GSE debentures, $363.7 million in Federal GSE MBS, $319.9 million of Private Label MBS, and $2.4 million in municipal bonds. GSE and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange-traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Securities classified as available for sale as of December 31, 2010 were also reported at fair value using Level 2 inputs. Included under the Level 2 designation were approximately $50.0 million in Federal GSE debentures, $320.2 million in Federal GSE MBS, $380.7 million of Private Label MBS, and $2.9 million in municipal bonds.  GSE and MBS securities were predominately AAA-rated and designated Level 2 pursuant to ASC 820-10.  As discussed above, almost all were fixed income securities, none were exchange-traded, and all were priced by correlation to observed market data.

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

The changes in Level 3 assets measured at fair value are summarized as follows:

	Trading Securities	Reverse Mortgages	Total
	(In Thousands)

Balance at December 31, 2009	$12,183	$(530)	$11,653
Total net income (losses) for the period included in net income	249	(287)	(38)
Purchases, sales, issuances, and settlements, net	—	131	131
Balance at December 31, 2010	$12,432	$(686)	$11,746
Total net losses for the period included in net income	—	(44)	(44)
Purchases, sales, issuances, and settlements, net	—	45	45
Balance at March 31, 2011	$12,432	$(685)	$11,747

There were no changes between Level 1 and Level 2 assets during these periods.

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross amount of $93.3 million and $83.8 million at March 31, 2011 and December 31, 2010, respectively.  The valuation allowance on impaired loans was $9.8 million, as of March 31, 2011 and $12.0 million as of December 31, 2010.

12.	INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales.  Generally we do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment defaults by borrowers.  These are customary repurchase provisions in the secondary market for conforming mortgage loan sales.  These indemnifications may include our repurchase of the loans.  Repurchases and losses are rare, and no provision is made for losses at the time of sale.

We typically sell fixed-rate, conforming first mortgage loans (including reverse mortgages) in the secondary market as part of our ongoing asset/liability management program.  Loans held-for-sale are carried at the lower of cost or market of the aggregate, or in some cases, individual loans.  Gains and losses on sales of loans are recognized at the time of the sale.

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances.  These indemnifications may include the repurchase of loans by us.  Repurchases and losses are rare, and no provision is made for losses at the time of sale.  During the first quarter of 2011, we had no repurchases under these indemnifications.

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

At March 31, 2011 there were 60 variable-rate swap transactions between the third party financial institutions and our customers, compared to 57 at December 31, 2010.  The initial notional amount aggregated approximately $242.7 million at March 31, 2011 compared with $236.1 million at December 31, 2010.  At March 31, 2011 maturities ranged from approximately one year to 14 years.  The aggregate fair value of these swaps to the customers was a liability of $15.2 million at March 31, 2011 and $16.9 million at December 31, 2010.  The amount of liability recorded by us for these guarantees that were in a liability position at March 31, 2011 and December 31, 2010 was $231,000 and $181,000, respectively.  This amount represented the fair value of the guarantee to perform under the terms of the swap agreements.

13.  ASSOCIATE (EMPLOYEE) BENEFIT PLANS

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

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2011 and 2010:
	For the three months ended March 31,
	2011	2010
	(In Thousands)

Service cost	$52	$42
Interest cost	42	38
Amortization of transition obligation	15	15
Net loss recognition	8	3
Net periodic benefit cost	$117	$98

14.  NONINTEREST EXPENSES

During the three months ended March 31, 2011, we recorded $334,000 in non-routine expenses related to the acquisition and integration of Christiana Bank & Trust.  These expenses are mainly reflected in professional fees, salaries, benefits and other compensation.

During the three months ended March 31, 2010, we recorded a $4.5 million non-routine charge.  On February 19, 2010, we reported in a regulatory filing that an executive of an armored car company that served as a vendor for several of Cash Connect’s customers, engaged in embezzlement.  In the first quarter of 2010, we recorded a $4.5 million loss related to funds not immediately recoverable by Cash Connect.  These funds were fully recovered during the third quarter of 2010.

15.  STOCK AND COMMON STOCK WARRANTS

In August 2010, we completed an underwritten public offering of 1,370,000 shares of common stock.  The offering was priced at $36.50 per share, a slight premium to the prior day’s closing price, and raised $47.1 million net of $2.9 million of costs.

On September 24, 2009 we completed a private placement of stock to Peninsula Investment Partners, L.P., pursuant to which we issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of common stock at an exercise price of $29.00 per share.  The warrant is immediately exercisable.

Total proceeds of $25.0 million were allocated, based on the relative fair value of the common stock and common stock warrants, to common stock for $23.5 million and common stock warrants for $1.5 million on September 24, 2009.

On January 23, 2009, we entered into a purchase agreement with the U.S. Treasury pursuant to which we issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share.  We will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.  The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.  We declared and paid $658,000 in preferred stock dividends during the three months ended March 31, 2011.

Total proceeds of $52.6 million were allocated, based on the relative fair value of the preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000 respectively, on January 23, 2009.  The preferred stock discount is being accreted, on an effective yield method, to preferred stock over five years.  We have accreted a total of $35,000 during the three months ended March 31, 2011 and 2010, relating to the discount on preferred stock.

The preferred stock is nonvoting, except for class voting rights on certain matters that could adversely affect the shares.  They may be redeemed by us for the liquidation preference ($1,000 per share), plus accrued but unpaid dividends, with the Treasury’s approval.  The warrant is exercisable immediately and subject to certain anti-dilution and other adjustments.

16.  SUBSEQUENT EVENTS

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

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.0 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 44 offices located in Delaware (37), Pennsylvania (5), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

In 2010 we acquired Christiana Bank & Trust Company (“CB&T”) and established our Christiana Trust division.  The Christiana Trust division provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada and has over $7 billion in assets under administration.  These services are provided to individuals and families, as well as corporations and institutions.  The Christiana Trust division provides these services to local, national and international customers by making use of the advantages of its facilities in Delaware and Nevada.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $346 million in vault cash in more than 10,500 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates 380 ATMs for WSFS Bank, which owns, by far, the largest branded ATM network in Delaware.

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. (“Montchanin”) and one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”).

WSFS Bank has two wholly owned subsidiaries, WSFS Investment Group, Inc. and Monarch Entity Services, LLC (“Monarch”).  WSFS Investment Group, Inc., markets various third-party investment and insurance products, such as single-premium annuities, whole life policies and securities primarily through the Bank’s retail banking system and directly to the public.  Monarch provides commercial domicile services which include employees, directors, sublease of office facilities and registered agent services in Delaware and Nevada.

Montchanin provides asset management services in our primary market area through its wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions and has approximately $485 million in assets under management at March 31, 2011.

FORWARD-LOOKING STATEMENTS

Within this Quarterly Report on Form 10-Q and exhibits thereto, which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements, which are based on various assumptions (some of which may be beyond our control) are subject to risks and uncertainties and other factors which could cause actual results to differ materially from those currently anticipated.  Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which we operate; the volatility of the financial and securities markets, including changes with respect to the market value of our financial assets; expected revenue synergies and cost savings from the acquisition of Christiana Bank & Trust Company (“CB&T”) may not be fully realized or realized within the expected time period; revenues following the acquisition of CB&T may be lower than expected; customer and employee relationships and business operations may be disrupted by the acquisition; changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection

Act (the “Dodd-Frank Act”) which, among other things, eliminates the OTS as our primary regulator and as a result our new regulator will be the Board of Governors of the Federal Reserve System, and WSFS Bank’s new primary banking regulator will be the Office of the Comptroller of the Currency, and potential expenses associated therewith; changes resulting from our participation in the U.S> Treasury’s Capital Purchase Program (“CPP”) including additional conditions that may be imposed in the future on participating companies; and the costs associated with resolving any problem loans and other risks and uncertainties, discussed in documents filed by us with the Securities and Exchange Commission from time to time.  We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on our behalf.

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

The following are critical accounting policies that involve more significant judgments and estimates.  See further discussion of these critical accounting policies in the 2010 Annual Report on Form 10-K.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  No valuation allowance is required as of March 31, 2011.

Fair Value Measurements

We adopted FASB ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.  See Note 11, Fair Value of Financial Assets to our Consolidated Financial Statements.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. As of March 31, 2011, goodwill totaled $26.8 million, the majority of which is in the WSFS Bank reporting unit and is the result of a multi-branch acquisition in 2008 and the acquisition of CB&T during 2010.  In addition, and mainly as a result of the CB&T acquisition, amortizing intangibles totaled $7.2 million as of March 31, 2011.

Goodwill was tested for impairment at December 31, 2010 using a two-step process that began with an estimation of fair value. The first step compared the estimated fair value of our reporting units with their carrying amounts, including goodwill.  The estimated fair value exceeded its carrying amount; goodwill was not considered impaired. However, if the carrying amount exceeded its estimated fair value, a second step would be performed comparing the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

At March 31, 2011, no events occurred that would cause a reduction in the fair value below its carrying value and therefore goodwill and other intangible assets were not considered impaired.  Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets decreased $2.0 million during the three months ended March 31, 2011 to $4.0 billion.  Contributing to the decline, mortgage-backed securities decreased $17.3 million, or 2%, as we sold $46.1 million of mortgage-backed securities as part of our ongoing portfolio management.  Investment securities available-for-sale also decreased by $13.9 million, or 27%.  Partially offsetting these decreases, cash and cash equivalents increased $17.5 million, or 5% representing increases in Cash Connect vault cash balances.  Loans increased $16.2 million from December 31, 2010 mainly due to an increase in C&I loans which grew $48.9 million, or 16% annualized.  This growth in commercial and industrial (“C&I”) loans was offset by intentional reductions of $19.5 million in residential mortgage loans and $11.6 million in construction loan balances during the first quarter of 2011.

Total liabilities decreased $5.1 million between December 31, 2010 and March 31, 2011 to $3.6 billion.  This decrease was mainly due to an $84.7 million, or 34% decrease, in brokered deposits, as well as a decrease of $23.2 million, or 25%, in other borrowed funds including customer sweep accounts.  Partially offsetting these decreases were customer deposits which, as a whole, increased $94.3 million, or 4%.  Included in the customer deposit total was an increase in savings accounts of $111.5 million, or 44%, which included a promotional account issued in conjunction with our anniversary.  These changes improved our funding mix as deposit growth reduced our use of wholesale funding.

Capital Resources

Stockholders’ equity increased $3.1 million between December 31, 2010 and March 31, 2011.  This increase was mainly the result of net income of $4.2 million for the first quarter of 2011.  This increase was partially offset by payments of $1.7 million of common and preferred dividends during the three months ended March 31, 2011.

Book value per common share increased $0.01 from the $43.15 reported at December 31, 2010.  Tangible common book value per common share (non-GAAP measurement) was $33.15 at March 31, 2011, an increase of $0.12, or 0.4%, from $33.03 reported at December 31, 2010.  Our tangible common equity ratio also increased 9 basis points to 7.27% at the end of the first quarter of 2011.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of March 31, 2011 (dollars in thousands)

	Consolidated Bank Capital		For Capital Adequacy Purposes
					To be Well-Capitalized Under Prompt Corrective Action Provisions
		% of		% of		% of
	Amount	Assets	Amount	Assets	Amount	Assets

Total Capital
(to Risk-Weighted Assets)	$413,633	13.69%	$241,635	8.00%	$302,043	10.00%
Core Capital (to Adjusted
Total Assets	375,773	9.61	156,437	4.00	195,546	5.00
Tangible Capital (to Tangible
Assets)	375,773	9.61	58,664	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted
Assets)	375,773	12.44	120,817	4.00	181,226	6.00

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

At March 31, 2011, the Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution.  The Bank’s core capital ratio of 9.61%, Tier 1 capital ratio of 12.44% and total risk based capital ratio of 13.69%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating.  In addition, and not included in Bank capital, the holding company held $19.0 million in cash to support dividends, acquisitions, strategic growth plans, and help fund the eventual repurchase of securities sold to the Treasury under the CPP Plan, which would require regulatory approval.

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

During the three months ended March 31, 2011, cash and cash equivalents increased $17.5 million to $394.3 million.  The increase was a result of the following: a $71.1 million increase in cash provided through increases in demand, savings, and time deposits; an increase in cash of $49.8 million from repayments of mortgage-backed securities; an increase in cash of $40.0 million from sales of mortgage-backed securities available-for-sale; an increase in cash of $28.7 million provided by operating activities; activity in investment securities of $13.7 million; $9.2 million from FHLB advances; and net sales of assets acquired through foreclosure of $2.3 million.  Offsetting these increases in cash were: an $84.8 million decrease in brokered deposits; $72.8 million of purchases of mortgage-backed securities available-for-sale and a $38.5 million net increase in loans.

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

	March 31,	December 31,
	2011	2010
	(In Thousands)
Nonaccruing loans:
Commercial	$23,300	$21,577
Consumer	4,153	3,701
Commercial mortgage	15,229	9,490
Residential mortgage	12,250	11,739
Construction	30,942	30,260

Total nonaccruing loans	85,874	76,767
Assets acquired through foreclosure	8,311	9,024
Troubled debt restructuring (accruing)	7,646	7,107

Total nonperforming assets	$101,831	$92,898

Past due loans:(1)
Residential mortgages	576	465
Commercial and commercial mortgages	424	-

Total past due loans	$1,000	$465

Ratios:
Nonaccruing loans to total loans (2)	3.25%	2.93%
Allowance for loan losses to total loans (2)	2.11%	2.30%
Nonperforming assets to total assets	2.58%	2.35%
Loan loss allowance to nonaccruing loans (3)	53.85%	62.94%
Loan loss allowance to total nonperforming assets (3)	45.41%	52.01%

(1)     Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)    Total loans exclude loans held for sale.
(3)    Total applicable allowance represents general valuation allowances only.

Nonperforming assets increased slightly between December 31, 2010 and March 31, 2011.  As a result, nonperforming assets as a ratio of total assets increased to 2.58% at March 31, 2011 from 2.35% at December 31, 2010.  The increase in nonperforming loans included three land loans which were placed on nonaccrual status and represented nearly half of our new nonaccrual loans during the quarter.  These inflows outpaced disposition efforts during the seasonally slower winter months. New nonperforming assets were also partially offset by collections and charge-offs on existing assets.

The following table summarizes the changes in nonperforming assets during the period indicated:

		For the year ended December 31, 2010
	For the three
	months ended
	March 31, 2011
	(In Thousands)
Beginning balance	$92,898	$82,160
Additions	27,443	89,876
Collections	(5,263)	(38,459)
Transfers to accrual	(742)	(1,077)
Charge-offs / write-downs, net	(12,505)	(39,602)
Ending balance	$101,831	$92,898

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies.  We regularly review our interest-rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At March 31, 2011, interest-bearing assets exceeded interest-earning liabilities that mature or reprice within one year (interest-sensitive gap) by $233.3 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year category increased from 110.1% at December 31, 2010, to 111.5% at March 31, 2011. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 5.90% at March 31, 2011 from 5.26% at December 31, 2010. The change in sensitivity since December 31, 2010 reflects the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13a “Management of Interest Rate Risk, Investment Securities and Derivative Activities.”  This test measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at March 31, 2011 and 2010, calculated in compliance with Thrift Bulletin No. 13a:

At March 31,	2011		2010
Change in	% Change in		% Change in
Interest Rate	Net Interest	Net Portfolio	Net Interest	Net Portfolio
(Basis Points)	Margin (1)	Value (2)	Margin (1)	Value (2)
300	6%	9.63%	5%	9.35%
200	4%	10.12%	4%	9.72%
100	2%	10.32%	2%	9.76%
-	-%	10.46%	-%	9.67%
-100	-9%	9.85%	-6%	9.42%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at March 31, 2011 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates.  For example, mortgage banking revenues and expenses can fluctuate with changing interest rates.  These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Results of Operations

       We recorded net income of $4.2 million or $0.40 per diluted common share for the first quarter of 2011.  This compares to net income of $514,000 or a loss per common share of $0.03 after subtracting preferred stock dividends in the first quarter of 2010.  The increase in earnings for the first quarter of 2011 was primarily due to the improvement in net interest income, fee income and a decrease in the provision for loan losses.  The provision for loan loss decreased $5.5 million when compared to the first quarter of 2010.   This decrease reflects fewer Problem Loans (all criticized, classified and nonperforming loans and other real estate owned) and a net improvement in loan risk migration.  Non-interest income increased by $2.5 million, or 3%, to $13.6 million when compared to the first quarter of 2010, this increase was primarily due to $1.8 million of fiduciary and investment management income from Christiana Trust and an increase of $370,000 due to growth in our Cash Connect ATM division.  Net interest income increased 3.0% or $911,000 when compared to the first quarter of 2010.  The increase in net interest income is primarily due to a favorable change in the retail funding mix and costs partially offset by a decrease in earning asset yields.  Partially offsetting this income, non-interest expenses increased $1.8 million when compared to the first quarter of 2010.  The first quarter of 2010 included a non-routine charge of $4.5 million related to an armored carrier fraud loss at out ATM division cash connect (discussed later).  The increase is primarily due to our continued growth efforts which included the first full quarter of Christiana Trust expenses, seven new, relocated or renovated branches and the addition of ten new commercial relationship managers over the past year.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three months ended March 31,
		2011			2010
	Average	Interest &	Yield/	Average	Interest &	Yield/
	Balance	Dividends	Rate (1)	Balance	Dividends	Rate (1)

Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$755,256	$8,860	4.69%	$744,510	$8,573	4.61%
Residential real estate loans (4)	314,677	3,862	4.91	355,643	4,603	5.18
Commercial loans	1,253,433	15,381	4.99	1,124,398	14,427	5.23
Consumer loans	307,873	3,853	5.08	299,711	3,620	4.90
Total loans	2,631,239	31,956	4.90	2,524,262	31,223	4.99
Mortgage-backed securities (5)	711,852	7,026	3.95	707,432	9,032	5.11
Investment securities (5) (6)	47,806	170	1.42	45,180	303	2.68
Other interest-earning assets	37,596	-	-	39,998	-	-
Total interest-earning assets	3,428,493	39,152	4.60	3,316,872	40,558	4.92
Allowance for loan losses	(61,883)			(56,686)
Cash and due from banks	59,527			62,928
Cash in non-owned ATMs	312,580			252,546
Bank-owned life insurance	64,303			60,324
Other noninterest-earning assets	124,166			115,480
Total assets	$3,927,186			$3,751,464

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$301,563	$120	0.16%	$252,916	$111	0.18%
Money market	729,072	842	0.47	589,638	1,192	0.82
Savings	298,442	306	0.42	229,593	112	0.20
Customer time deposits	781,955	3,729	1.93	743,967	4,362	2.38
Total interest-bearing customer deposits	2,111,032	4,997	0.96	1,816,114	5,777	1.29
Brokered certificates of deposit	198,233	226	0.46	337,860	517	0.62
Total interest-bearing deposits	2,309,265	5,223	0.92	2,153,974	6,294	1.19
FHLB of Pittsburgh advances	515,600	2,727	2.12	604,950	3,977	2.63
Trust preferred borrowings	67,011	336	2.01	67,011	329	1.96
Other borrowed funds	175,726	612	1.39	176,050	615	1.40
Total interest-bearing liabilities	3,067,602	8,898	1.16	3,001,985	11,215	1.49
Noninterest-bearing demand deposits	468,022			415,172
Other noninterest-bearing liabilities	20,911			25,595
Stockholders' equity	370,651			308,712
Total liabilities and stockholders' equity	$3,927,186			$3,751,464

Excess of interest-earning assets over
interest-bearing liabilities	$360,891			$314,887

Net interest and dividend income		$30,254			$29,343

Interest rate spread			3.44%			3.43%

Net interest margin			3.56%			3.57%

(1) Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes loans held-for-sale.
(5) Includes securities available-for-sale at fair value.
(6) Includes reverse mortgages.

Net interest income for the first quarter of 2011 improved by $911,000, or 3%, compared to the first quarter of 2010.  The increase in net interest income reflects growth as our average total loans increased $107.0 million from the prior year as we capitalized on the disruption in the Delaware and southeastern Pennsylvania markets which was aided by the hiring of seasoned lending professionals.

The net interst margin for the first quarter of 2011 was 3.56%, a one basis point decrease compared to 3.57% for the first quarter of 2010.  Reinvestment of proceeds from MBS sales and pay-downs over the past several months was at significantly lower rates, reflecting the short duration, strong credit quality and current market rates for our MBS investments.  In addition, deposit costs were impacted by an increase in the rate paid for savings accounts, as a result of a successful anniversary savings account promotion.  These margin decreases were partially offset by our active deposit rate management as interest rats decreased in nearly every deposit category over the year, excluding the previously mentioned savings promotion.  A favorable change in the retail funding mix resulted from the growth in lower-costing, non-maturity deposits coupled with relatively little growth in higher-costing retail time deposits.

Allowance for Loan Losses

We maintain allowances for loan losses and charge losses to these allowances when such losses are identified. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

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

Specific reserves are established for certain impaired loans in cases where we have identified significant conditions or circumstances related to a specific credit that indicate the probability that a loss has been incurred.

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

Pooled loans are usually smaller, not-individually-graded and homogenous in nature, such as consumer installment loans and residential mortgages.  Loan loss allowances for pooled loans are first based on a ten-year net charge-off history. The average loss allowance per homogenous pool is based on the product of average annual historical loss rate and the homogeneous pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information and loss adjustment factors.

Historical loss adjustment factors are based upon our evaluation of various current conditions, including those listed below.

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

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies, independent auditors and loan review consultants periodically review our loan ratings and allowance for loan losses.

The provision for loan losses was $5.9 million in the quarter ended March 31, 2011 compared to $11.4 million in the same quarter last year.  Total credit costs (including the provision for loan losses, loan workout expense, OREO expense and letter of credit reserve) decreased $4.1 million from $12.5 million in the first quarter of 2010 to $8.4 million in the first quarter 2011.  The significant decrease in our provision for loan loss reflects an increasing number of loans migrating off of our problem loan list and fewer loans becoming new problem loans.  However, certain previously identified problem loans were moved to nonaccrual status as the third straight year of weak economic conditions further impacted a few already stressed borrowers. For the most part, these loans had been identified as problems, in many cases several quarters ago, and we believe have been appropriately reserved for. Overall the allowance for loan losses continued to decline as we utilized the reserves built in prior quarters for the resolution of previously identified problem loans and the confirmation of losses.

The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)

Beginning balance	$60,339	$53,446
Provision for loan losses	5,908	11,410

Charge-offs:
Residential real estate	406	637
Commercial real estate	247	933
Construction	5,226	2,425
Commercial	3,365	2,387
Overdrafts	195	1,043
Consumer	1,561	1,597
Total charge-offs	11,000	9,022

Recoveries:
Residential real estate	85	5
Commercial real estate	8	-
Construction	391	260
Commercial	127	34
Overdrafts	106	909
Consumer	36	10
Total recoveries	753	1,218

Net charge-offs	10,247	7,804
Ending balance	$56,000	$57,052

Net charge-offs to average gross loans outstanding, net of unearned income (1)
	1.56%	1.24%

(1) Ratios for the three months ended March 31, 2011 and March 31, 2010 are annualized.

Noninterest Income.

Noninterest income increased $2.5 million to $13.6 million for the quarter ended March 31, 2011 compared to $11.1 million in the first quarter of 2010.  Fiduciary and investment management income increased $1.8 million during 2011 from the same period in 2010 reflecting the first full quarter of income from Christiana Trust.  The increase also included additional credit/debit card and ATM fees, which improved by $370,000 due to greater transaction volume from growth in our Cash Connect ATM division.  Finally, mortgage banking activities also grew by $295,000 over the previous year and reflected increased refinancing activity.  Partially offsetting these increases was a decrease in service charges on deposit accounts.  These fees decreased by $315,000 despite the changes in Regulation E during the second half of 2010, and reflect growth in deposit accounts and the proactive actions we have taken to minimize the negative impact of these new banking regulations.

Noninterest Expenses.

Noninterest expenses increased $1.8 million to $31.4 million in the first quarter of 2011 compared to $29.6 million for the same period in 2010.  The first quarter of 2011 included non-routine expenses related to the integration of Christiana Trust of $334,000.  The first quarter of 2010 included a $4.5 million charge for an armored carrier fraud loss in our Cash Connect ATM division that was fully recovered in the third quarter of 2010.  Excluding these non-routine costs, noninterest expenses increased by $5.9 million, or 24%, over the first quarter of

2010.  This increase included a $1.4 million increase in loan workout and OREO expenses during the first quarter of 2011 related to continued disposition efforts.  An additional $2.7 million of the increase was related to the Company’s growth efforts and included ongoing Christiana Trust expenses, seven new, relocated or renovated branches and the addition of ten seasoned commercial relationship managers.  Incentive compensation awards and share-based compensation increased $1.0 million as the Company’s performance significantly improved over prior periods.  The remaining increase represents normal expense growth of 4% over the previous year and included an increase in costs to support our growth efforts as well as the addition of experienced credit, asset disposition and compliance professionals during the year.

Income Taxes

We and our subsidiaries file a consolidated Federal income tax return and separate state income tax returns.   Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences.  We recorded an income tax provision of $2.4 million during the three months ended March 31, 2011 compared to an income tax benefit of $1.1 million for the same period in 2010. The first quarter of 2010 included a tax benefit of $899,000 resulting from a decrease in our income tax reserve due to the expiration of the statute of limitations on certain tax items.  No such tax benefits were recorded during the first quarter of 2011.  Our effective tax rate was 36.3% for the three months ended March 31, 2011 compared to 191.9% during the same period in 2010.  Excluding the statute of limitations related benefit, our effective tax rates were 36.3% for the three months ended March 31, 2011 and 31.2% during the same period in 2010.

The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income (includes a 50% interest income exclusion on a loan to an Employee Stock Ownership Plan) and Bank-Owned Life Insurance (“BOLI”) income.  These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

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

In December 2010, the FASB issued an update (Accounting Standards update No. 2010-29, Business Combinations – Disclosure of Supplementary Pro Forma Information for Business Combinations) which amends FASB ASC 805, Business Combination.  This update clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented.  The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly related to the business combination.  The amendment is effective for business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We do not expect this amendment will have a material impact on our Consolidated Financial Statements.

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

In April 2011, the FASB issued an update (Accounting Standards update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring) which clarifies when creditors should classify loan modifications as troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. A provision in Update 2011-02 also ends the FASB's deferral of the additional disclosures about troubled debt restructurings as required by Update 2010-20. We are still evaluating if the adoption of this guidance and additional related disclosures will have a material impact on our Consolidated Financial Statements.

In April 2011, the FASB issued an update (Accounting Standards Update No. 2011-03, Reconsideration of Effective Control in Repurchase Agreements) which removes from the assessment of effective control the criterion related to the transferor’s ability to repurchase or redeem financial assets on substantially agreed terms, even in the event of default by the transferee.  In addition, this guidance also eliminates the requirement to demonstrate that a transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The new guidance is effective for interim and annual periods beginning on or after December 15, 2011, and applies prospectively to transactions or modifications of existing transactions occurring on or after the effective date. We are still evaluating if the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

RECENT LEGISLATION

On July 21, 2010, the President signed the Dodd-Frank Act into law.  This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making.  In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action.  While the full effects of the legislation on us cannot yet be determined, this legislation was opposed by the American Bankers Association and is generally perceived as negatively impacting the banking industry.  This legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.  There are many parts of the Dodd-Frank Act that have yet to be determined and implemented; however, as a direct result of the Act, the following rulings have been adopted or will be adopted in the coming years:

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

We are not engaged in any legal proceedings of a material nature at March 31, 2011. From time to time, we are party to legal proceedings in the ordinary course of business which enforces its security interest in loans.

Item 1A. Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased during the quarter ended March 31, 2011.

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

WSFS FINANCIAL CORPORATION

Date:	May 10, 2011	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	May 10, 2011	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer