Form 10-Q
period 2011-06-30
WSFS FINANCIAL CORP
filed 2011-08-09
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2011:

Common Stock, par value $.01 per share	8,604,239
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three and Six Months
	Ended June 30, 2011 and 2010	3

	Consolidated Statements of Condition as of June 30, 2011 and December 31, 2010	4

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2011 and 2010	5

	Notes to the Consolidated Financial Statements for the Six
	Months Ended June 30, 2011 and 2010	6

Item 2.	Management’s Discussion and Analysis of Financial Condition	29
	and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II. Other Information

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	[Reserved]	44
Item 5.	Other Information	44
Item 6.	Exhibits	44

Signatures		45

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Month Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$32,803	$31,610	$64,759	$62,833
Interest on mortgage-backed securities	6,884	9,639	13,910	18,671
Interest and dividends on investment securities	127	199	297	502
Other Interest Income	-	6	-	6
	39,814	41,454	78,966	82,012
Interest expense:
Interest on deposits	5,034	5,771	10,257	12,065
Interest on Federal Home Loan Bank advances	2,655	4,017	5,382	7,994
Interest on trust preferred borrowings	339	348	675	677
Interest on other borrowings	599	620	1,211	1,235
	8,627	10,756	17,525	21,971
Net interest income	31,187	30,698	61,441	60,041
Provision for loan losses	8,582	10,594	14,490	22,004
Net interest income after provision for loan losses	22,605	20,104	46,951	38,037

Noninterest income:
Credit/debit card and ATM income	5,286	4,817	10,026	9,187
Deposit service charges	4,026	4,349	7,590	8,228
Fiduciary & investment management income	3,068	1,088	5,895	2,153
Loan fee income	576	709	1,261	1,389
Mortgage banking activities, net	231	247	778	499
Bank owned life insurance income	1,419	219	1,598	415
Security gains, net	603	268	1,018	268
Other income	820	739	1,502	1,438
	16,029	12,436	29,668	23,577
Noninterest expenses:
Salaries, benefits and other compensation	14,413	12,111	29,229	24,097
Occupancy expense	2,935	2,271	5,773	4,833
Equipment expense	1,915	1,646	3,529	3,114
Loan workout and OREO expenses	1,642	2,872	4,125	3,969
Professional Fees	1,584	1,440	2,707	2,458
Data processing and operations expenses	1,284	1,159	2,701	2,445
FDIC expenses	1,278	1,762	3,042	3,405
Marketing Expense	898	904	1,849	1,609
Acquisition integration costs	446	-	780	-
Non-routine ATM loss	-	-	-	4,491
Other operating expense	4,257	3,574	8,304	6,951
	30,652	27,739	62,039	57,372

Income before taxes	7,982	4,801	14,580	4,242
Income tax provision	2,459	1,500	4,851	427
Net income	5,523	3,301	9,729	3,815
Dividends on preferred stock and accretion of discount	693	692	1,385	1,384
Net income allocable to common stockholders	$4,830	$2,609	$8,344	$2,431

Earnings per share:
Basic	$0.56	0.37	$0.97	$0.34
Diluted	$0.55	0.36	$0.96	$0.34

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
	June 30,	Dec 31,
	2011	2010
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$95,682	$49,932
Cash in non-owned ATMs	395,381	326,573
Interest-bearing deposits in other banks	103	254
Total cash and cash equivalents	491,166	376,759
Investment securities held-to-maturity	217	219
Investment securities-available-for-sale including reverse mortgages	38,888	52,232
Mortgage-backed securities - available-for-sale	756,169	700,926
Mortgages-backed securities-trading	12,432	12,432
Loans held-for-sale	3,443	14,522
Loans, net of allowance for loan losses of $56,248 at June 30, 2011
and $60,339 at December 31, 2010	2,620,840	2,561,368
Bank owned life insurance	65,841	64,243
Stock in Federal Home Loan Bank of Pittsburgh, at cost	35,681	37,536
Assets acquired through foreclosure	5,143	9,024
Premises and equipment	33,723	31,870
Goodwill	27,828	26,745
Intangible assets	6,698	7,307
Accrued interest receivable and other assets	53,448	58,335

Total assets	$4,151,517	$3,953,518

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$561,836	$468,098
Interest-bearing demand	330,844	312,546
Money market	689,634	743,808
Savings	376,321	255,340
Time	452,593	484,864
Jumbo certificates of deposit – customer	299,549	297,112
Total customer deposits	2,710,777	2,561,768
Brokered deposits	166,710	249,006
Total deposits	2,877,487	2,810,774

Federal funds purchased and securities sold under agreements to repurchase	100,000	100,000
Federal Home Loan Bank advances	634,087	488,959
Trust preferred borrowings	67,011	67,011
Other borrowed funds	67,863	91,636
Accrued interest payable and other liabilities	29,146	27,316
Total liabilities	3,775,594	3,585,696

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 56,625 at
June 30, 2011 and December 31, 2010	1	1
Common stock $.01 par value, 20,000,000 shares authorized; issued
18,184,354 at June 30, 2011 and 18,105,788 at December 31, 2010	182	180
Capital in excess of par value	217,662	216,316
Accumulated other comprehensive income	6,991	6,524
Retained earnings	399,367	393,081
Treasury stock at cost, 9,580,569 shares at June 30, 2011 and December 31, 2010	(248,280)	(248,280)
Total stockholders’ equity	375,923	367,822
Total liabilities and stockholders’ equity	$4,151,517	$3,953,518

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$9,729	$3,815
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,490	22,004
Depreciation, accretion and amortization	4,995	2,973
Increase (decrease) in accrued interest receivable and other assets	4,658	(5,597)
Non-routine ATM losses	-	4,491
Origination of loans held-for-sale	(47,393)	(54,225)
Proceeds from sales of loans held-for-sale	59,329	52,543
Gain on mortgage banking activity	(778)	(499)
Loss on mark to market adjustment on trading securities	-	62
Gain on sale of securities, net	(1,018)	(330)
Stock-based compensation expense, net of tax benefit recognized	441	372
Excess tax benefits from share-based payment arrangements	(75)	(263)
Increase in accrued interest payable and other liabilities	1,958	4,994
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	1,765	3,563
Increase in value of bank-owned life insurance	(1,598)	(415)
Decrease in capitalized interest, net	71	76

Net cash provided by operating activities	$46,574	$33,564

Investing activities:
Maturities of investment securities	11,552	2,500
Sale of investment securities available for sale	6,050	-
Purchase of investments available-for-sale	(4,027)	(2,002)
Sales of mortgage-backed securities available-for sale	117,075	45,979
Repayments of mortgage-backed securities available-for-sale	89,879	90,523
Purchases of mortgage-backed securities available-for-sale	(261,847)	(192,700)
Disbursements for reverse mortgages	(351)	(97)
Net increase in loans	(80,350)	(5,872)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	1,855	-
Sales of assets acquired through foreclosure, net	7,303	926
Investment in premises and equipment, net	(4,886)	(2,165)

Net cash used for investing activities	$(117,747)	$(62,908)

Financing activities:
Net increase in demand and saving deposits	155,070	99,346
Net (decrease) increase in time deposits	(29,834)	19,390
Net decrease in brokered deposits	(82,321)	(46,109)
Receipts from federal funds purchased and securities sold under agreement to repurchase	8,525,000	9,245,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(8,525,000)	(9,245,000)
Receipts from FHLB advances	7,907,471	15,593,383
Repayments of FHLB advances	(7,762,343)	(15,634,455)
Dividends paid	(3,376)	(3,016)
Issuance of common stock and exercise of common stock options	838	920
Excess tax benefits from share-based payment arrangements	75	263

Net cash provided by financing activities	$185,580	$29,722

Increase cash and cash equivalents	114,407	378
Cash and cash equivalents at beginning of period	376,759	321,749
Cash and cash equivalents at end of period	$491,166	$322,127

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$13,385	$17,660
Cash paid for income taxes, net	317	4,659
Loans transferred to assets acquired through foreclosure	5,187	4,972
Net change in other comprehensive income	467	10,840

The accompanying notes are an integral part of these consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

1. BASIS OF PRESENTATION

Our Consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Montchanin Capital Management, Inc. (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has two fully-owned subsidiaries, WSFS Investment Group, Inc. (“WIG”) and Monarch Entity Services LLC (“Monarch”) and Montchanin has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”).

Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States.  We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services.  In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Christiana Trust division.  Lending activities are funded primarily with customer deposits and borrowings.  The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums.  We serve our customers primarily from our 47 offices located in Delaware (38), Pennsylvania (7), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com.

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

Whenever necessary, reclassifications have been made to the prior periods Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common stockholders	$4,830	$2,609	$8,344	$2,431

Denominator:
Denominator for basic earnings per share - weighted average shares	8,599	7,107	8,588	7,096
Effect of dilutive employee stock options	128	152	139	125
Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise	8,727	7,259	8,727	7,221
Earnings per share:
Basic:
Net income allocable to common shareholders	$0.56	$0.37	$0.97	$0.34
Diluted:
Net income allocable to common shareholders	$0.55	$0.36	$0.96	$0.34

Outstanding common stock equivalents having no dilutive effect	545	616	487	637

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities held-to-maturity and securities available-for-sale (which includes reverse mortgages):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
June 30, 2011:
Reverse mortgages	$(406)	$—	$—	$(406)
U.S. Government and agencies	36,680	262	(14)	36,928
State and political subdivisions	2,329	39	(2)	2,366
	$38,603	$301	$(16)	$38,888
December 31, 2010:
Reverse mortgages	$(686)	$—	$—	$(686)
U.S. Government and agencies	49,691	441	(129)	50,003
State and political subdivisions	2,879	38	(2)	2,915
	$51,884	$479	$(131)	$52,232
Held-to-maturity:
June 30, 2011:
State and political subdivisions	$217	$—	$(19)	$198
	$217	$—	$(19)	$198

December 31, 2010:
State and political subdivisions	$219	$—	$(23)	$196
	$219	$—	$(23)	$196

Securities with market values aggregating $36.9 million at June 30, 2011 were specifically pledged as collateral for WSFS’ Treasury Tax and Loan account with the Federal Reserve Bank, securities sold under agreement to repurchase, and certain letters of credit and municipal deposits which require collateral.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at June 30, 2011 and December 31, 2010 were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
June 30, 2011
Within one year (1)	$—	$—	$9,778	$9,878
After one year but within five years	—	—	28,496	28,681
After five years but within ten years	—	—	—	—
After ten years	217	198	329	329
	$217	$198	$38,603	$38,888
December 31, 2010
Within one year (1)	$—	$—	$10,549	$10,617
After one year but within five years	—	—	41,006	41,286
After five years but within ten years	—	—	—	—
After ten years	219	196	329	329
	$219	$196	$51,884	$52,232

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

       We sold $6.1 million of investment securities classified as available-for-sale during the first six months of 2011 resulting in a gain on sale of $110,000.  There were no sales of investment securities classified as available-for-sale during the first six months of 2010 and, as a result, there were no net gains/losses realized during 2010.  The cost basis for investment security sales was based on the specific identification method.  Investment securities totaling $330,000 and $2.5 million matured or were called by their issuers during the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, we owned investment securities totaling $9.6 million where the amortized cost basis exceeded the fair value. Total unrealized losses on those securities were $35,000 at June 30, 2011. This temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Securities with fair values of $245,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired as of June 30, 2011 or December 31, 2010.  Our investment portfolio is reviewed each quarter for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability not to sell the investment for a period of time sufficient to allow for any anticipated recovery in the market.  We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$101	$19	$101	$19

Available-for-sale
State and political subdivisions	329	1	144	1	473	2
U.S Government and agencies	9,028	14	—	—	9,028	14

Total temporarily impaired investments	$9,357	$15	$245	$20	$9,602	$35

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$102	$23	$102	$23

Available-for-sale
State and political subdivisions	502	2	—	—	502	2
U.S Government and agencies	12,994	129	—	—	12,994	129

Total temporarily impaired investments	$13,496	$131	$102	$23	$13,598	$154

4. MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s mortgage-backed securities:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

June 30, 2011:
Collateralized mortgage obligations (“CMO”) (1)	$361,211	$8,148	$(1,608)	$367,751
Federal National Mortgage Association (“FNMA”)	239,719	2,915	(798)	241,836
Federal Home Loan Mortgage Corporation (“FHLMC”)	82,224	1,391	(61)	83,554
Government National Mortgage Association (“GNMA”)	61,264	1,852	(88)	63,028
	$744,418	$14,306	$(2,555)	$756,169

December 31, 2010:
CMO (1)	$490,946	$9,687	$(599)	$500,034
FNMA	89,226	1,253	(431)	90,048
FHLMC	43,970	743	(273)	44,440
GNMA	65,849	1,229	(674)	66,404
	$689,991	$12,912	$(1,977)	$700,926

Trading securities:

June 30, 2011:
CMO	$12,432	$—	$—	$12,432

December 31, 2010:
CMO	$12,432	$—	$—	$12,432

(1) Includes Agency CMO’s classified as available-for-sale.

The portfolio of available-for-sale mortgage-backed securities is comprised of 191 securities with an amortized cost of $744.4 million of both GSE ($500.3 million) and non-GSE ($244.1 million) securities.  All securities were AAA-rated at time of purchase.  As of June 30, 2011 only one security with a value of $109,000 was rated below AAA.  The downgraded security was re-evaluated at June 30, 2011.  The result of this evaluation shows no other-than-temporary impairment for the six months ended June 30, 2011.  The weighted average duration of the mortgage-backed securities was 3.3 years at June 30, 2011.

At June 30, 2011, mortgage-backed securities with fair values aggregating $331.8 million were pledged as collateral for retail customer repurchase agreements and municipal deposits. From time to time, mortgage-backed securities are also pledged as collateral for Federal Home Loan Bank (FHLB) borrowings and other obligations. The fair value of these FHLB pledged mortgage-backed securities was $39.0 million at June 30, 2011.

During the first six months of 2011, we sold mortgage-backed securities available-for-sale of $116.9 million with net gains of $908,000. The cost basis of all mortgage-backed securities sales is based on the specific identification method. There were sales of mortgage-backed securities available-for-sale of $46.0 million with net securities gains of $330,000 during the first six months of 2010.

MBS have expected maturities that differ from their contractual maturities.  These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At June 30, 2011, we owned mortgage-backed securities totaling $170.7 million where the amortized cost basis exceeded fair value.  Total unrealized losses on these securities were $2.6 million at June 30, 2011.  This temporary impairment is the result of changes in market interest rates in the mortgage-backed securities market.  There were no securities impaired for 12 months or longer.  Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage.  In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our mortgage-backed securities’ gross unrealized losses, fair value by investment category and length of time individual securities have been in continuous unrealized loss position at June 30, 2011.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$62,428	$1,608	$—	$—	$62,428	$1,608
FNMA	79,230	798	—	—	79,230	798
FHLMC	9,922	61	—	—	9,922	61
GNMA	19,101	88	—	—	19,101	88

Total temporarily impaired MBS	$170,681	$2,555	$—	$—	$170,681	$2,555

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

We own $12.4 million par value of SASCO RM-1 2002 securities which are classified as trading, of which, $1.4 million is accrued interest paid in kind.  We expect to recover all principal and interest due to seasoning and excess collateral.  Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) (Formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading because it was our intent to sell them in the near term. We used the guidance under ASC 320 to provide a reasonable estimate of fair value in 2011 and 2010. We estimated the value of these securities based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach as of June 30, 2011.

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

       The following table provides the activity of the allowance for loan losses and loan balances for the three and six months ended June 30, 2011:

		Commercial
	Commercial	Mortgages	Construction	Residential	Consumer	Total
	(In Thousands)
Three months ended June 30, 2011
Allowance for loan losses
Beginning balance	$24,536	$11,866	$6,658	$3,763	$9,177	$56,000
Charge-offs	(2,847)	(1,060)	(1,846)	(899)	(2,468)	(9,120)
Recoveries	210	279	115	7	175	786
Provision	3,337	1,245	904	836	2,260	8,582
Ending balance	$25,236	$12,330	$5,831	$3,707	$9,144	$56,248

Six months ended June 30, 2011
Allowance for loan losses
Beginning balance	$26,480	$10,564	$10,019	$4,028	$9,248	$60,339
Charge-offs	(6,210)	(1,307)	(7,072)	(1,306)	(4,224)	(20,119)
Recoveries	338	287	506	91	316	1,538
Provision	4,628	2,786	2,378	894	3,804	14,490
Ending balance	$25,236	$12,330	$5,831	$3,707	$9,144	$56,248

Period-end allowance allocated to:
Specific reserves(1)	$2,304	$4,349	$1,411	$825	$112	$9,001
General reserves(2)	22,932	7,981	4,420	2,882	9,032	47,247
Ending balance	$25,236	$12,330	$5,831	$3,707	$9,144	$56,248

Period-end loan balances evaluated for:
Specific reserves(1)	$22,736	$20,177	$31,586	$17,567	$3,128	$95,194 (3)
General reserves(2)	1,308,304	602,374	96,932	276,003	298,281	2,581,894
Ending balance	$1,331,040	$622,551	$128,518	$293,570	$301,409	$2,677,088

(1) Specific reserves represent loans individually evaluated for impairment
(2) General reserves represent loans collectively evaluated for impairment
(3) The difference between this amount and nonaccruing loans at June 30, 2011, represents accruing troubled debt restructured loans.

Non-Accrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

			Greater				Greater than
June 30, 2011	30–59 Days	60–89 Days	than	Total Past		Total	90 Days and	Nonaccrual
(In Thousands)	Past Due	Past Due	90 Days	Due(1)	Current	Loans	Accruing	Loans

Commercial	$946	$648	$17,332	$18,926	$1,312,114	$1,331,040	$-	$22,803
Commercial mortgages	4,433	1,814	3,018	9,265	613,286	622,551	-	20,369
Construction	4,548	1,776	13,805	20,129	108,389	128,518	-	31,585
Residential	6,501	2,292	8,772	17,565	276,005	293,570	564	10,198
Consumer	1,353	397	561	2,311	299,098	301,409	-	1,741

Total	$17,781	$6,927	$43,488	$68,196	$2,608,892	$2,677,088	$564	$86,696
% of Total Loans	0.66%	0.26%	1.63%	2.55%	97.45%	100%	0.02%	3.24%

			Greater				Greater than
December 31, 2010	30–59 Days	60–89 Days	than	Total Past		Total	90 Days and	Nonaccrual
(In Thousands)	Past Due	Past Due	90 Days	Due(1)	Current	Loans	Accruing	Loans
Commercial	$3,004	$692	$8,755	$12,451	$1,225,595	$1,238,046	$-	$21,577
Commercial mortgages	6,574	-	2,056	8,630	613,368	621,998	-	9,490
Construction	1,685	3,980	14,238	19,903	120,756	140,659	-	30,260
Residential	6,913	2,024	9,658	18,595	291,900	310,495	465	11,739
Consumer	1,355	261	1,756	3,372	307,137	310,509	-	3,701

Total	$19,531	$6,957	$36,463	$62,951	$2,558,756	$2,621,707	$465	$76,767
% of Total Loans	0.74%	0.27%	1.38%	2.39%	97.61%	100%	0.02%	2.93%

(1) Includes nonaccruing and accruing delinquent loan balances.

Impaired Loans

The following tables provide an analysis of our impaired loans at June 30, 2011 and December 31, 2010:

	Ending	Loans with	Loans with	Related	Contractual	Average
June 30, 2011	Loan	No Specific	Specific	Specific	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances

Commercial	$22,736	$17,478	$5,258	$2,304	$31,831	$22,505
Commercial mortgages	20,177	7,248	12,929	4,349	24,409	14,900
Construction	31,586	26,811	4,775	1,411	61,770	30,929
Residential	17,567	10,674	6,893	825	20,223	17,836
Consumer	3,128	2,008	1,120	112	4,046	4,594

Total	$95,194	$64,219	$30,975	$9,001	$142,279	$90,764

	Ending	Loans with	Loans with	Related	Contractual	Average
December 31, 2010	Loan	No Specific	Specific	Specific	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances
Commercial	$21,527	$14,555	$6,972	$4,845	$29,309	$16,139
Commercial mortgages	9,490	3,263	6,227	2,591	12,001	4,530
Construction	30,260	12,166	18,094	3,485	53,265	36,102
Residential	17,441	11,226	6,215	968	22,112	16,667
Consumer	5,106	3,969	1,137	130	6,558	4,184

Total	$83,824	$45,179	$38,645	$12,019	$123,245	$77,622

(1) Reflects loan balances at their remaining book balance.

Interest income of $112,000 and $186,000 was recognized on impaired loans during the three and six months ended June 30, 2011, respectively.

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

Residential and Consumer Loans

The residential and consumer loan portfolios are monitored on an ongoing basis using delinquency information and loan type as credit quality indicators.  These credit quality indicators are assessed in the aggregate in these relatively homogeneous portfolios.  Loans that are greater than 90 days past due are generally considered nonperforming and placed in nonaccrual status.

The following tables provide an analysis of problem loans as of June 30, 2011 and December 31, 2010:

Commercial credit exposure credit risk profile by internally assigned risk rating (in thousands):

	Commercial		Commercial Mortgages		Construction		Total Commercial
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011		December 31, 2010
							Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$34,724	$39,544	$20,269	$13,195	$15,307	$21,970	$70,300		$74,709
Substandard:
Accrual	46,444	54,230	10,834	21,121	26,264	32,560	83,542		107,911
Nonaccrual	22,836	21,577	20,369	9,490	31,585	30,260	74,790		61,327
Total Special Mention and Substandard	104,004	115,351	51,472	43,806	73,156	84,790	228,632	11%	243,947	12%
Pass	1,227,036	1,122,695	571,079	578,192	55,362	55,869	1,853,477	89	1,756,756	88
Total Commercial Loans	$1,331,040	$1,238,046	$622,551	$621,998	$128,518	$140,659	$2,082,109	100%	$2,000,703	100%

Consumer credit exposure credit risk profile based on payment activity (in thousands):

	Residential			Consumer		Total Residential and Consumer
	June 30, 2011		December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011		December 31, 2010
						Amount	Percent	Amount	Percent

Nonperforming	$17,567		$17,441	$3,128	$5,106	$20,695	3%	$22,547	4%
Performing	276,003	(1)	293,054	298,281	305,403	574,284	97	598,457	96
Total	$293,570		$310,495	$301,409	$310,509	$594,979	100%	$621,004	100%

(1)	Includes $8.8 million of troubled debt restructured mortgages and home equity installment loans performing in accordance with modified terms and are accruing interest.

6. COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income:

	For the three months ended June 30,		For the six months ended June 30,
	(In Thousands)		(In Thousands)
	2011	2010	2011	2010

Net income	$5,523	$3,301	$9,729	$3,815

Other Comprehensive Income:

Unrealized holding gains on securities
available-for-sale arising during the period	1,027	9,211	754	17,484
Tax expense	(390)	(3,500)	(287)	(6,644)
Net of tax amount	637	5,711	467	10,840

Total comprehensive income	$6,160	$9,012	$10,196	$14,655

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

The total amount of unrecognized tax benefits as of June 30, 2011 and December 31, 2010 were both $1.0 million, of which $500,000 would affect our effective tax rate if recognized. The six months ended June 30, 2010 included tax benefits of $899,000 resulting from a decrease in our income tax reserve due to the expiration of the statute of limitations on certain tax items.  No such tax benefits were recorded during the first half of 2011.  As of June 30, 2011 and December 31, 2010, the total amount of accrued interest included in such unrecognized tax benefits was $59,000 and $51,000, respectively. No penalties are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense.  Our Federal and state tax returns for the 2007 through 2010 tax years are subject to examination as of June 30, 2011.  There are currently no income tax audits in process.

Related to the move of our corporate headquarters during 2007, we donated (to the local Historical Society, for the purpose of community viewing) an N.C. Wyeth mural which was previously displayed in our former headquarters. Pursuant to an appraisal by a nationally recognized art appraisal firm, the estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represents an income tax uncertainty because it is subject to evaluation by the Internal Revenue Service (“IRS”).

8.SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments.  There is one segment each for WSFS Bank (including WSFS Investment Group, Inc.), Cash Connect, (the ATM division of WSFS), and Trust and Wealth Management.  Trust and Wealth Management combines Montchanin and Christiana Trust into a single reportable segment.

The WSFS Bank segment provides financial products to commercial and retail customers through its 47 offices located in Delaware (38), Pennsylvania (7), Virginia (1) and Nevada (1).  Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units (including the reorganization of WSFS Investment Group, Inc.) are operating departments of WSFS.  These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank.  Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within our WSFS Bank segment in accordance with ASC 280.

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

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results.  The accounting policies applicable to our segments are the same that apply to the preparation of our accompanying Consolidated Financial Statements.  Segment information for the three and six months ended June 30, 2011 and 2010 follows:

For the three months ended June 30, 2011
	WSFS	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$39,814	$-	$-	$39,814
Noninterest income	9,588	3,833	2,608	16,029
Total external customer revenues	49,402	3,833	2,608	55,843

Inter-segment revenues:
Interest income	293	-	1,310	1,603
Noninterest income	806	161	-	967
Total inter-segment revenues	1,099	161	1,310	2,570

Total revenue	50,501	3,994	3,918	58,413

External customer expenses:
Interest expense	8,627	-	-	8,627
Noninterest expenses	25,857	1,872	2,923	30,652
Provision for loan loss	8,582	-	-	8,582
Total external customer expenses	43,066	1,872	2,923	47,861

Inter-segment expenses
Interest expense	1,310	293	-	1,603
Noninterest expenses	161	353	453	967
Total inter-segment expenses	1,471	646	453	2,570

Total expenses	44,537	2,518	3,376	50,431

Income before taxes	$5,964	$1,476	$542	$7,982
Provision for income taxes				2,459
Consolidated net income				$5,523

Capital expenditures	$2,561	$133	$299	$2,993

As of June 30, 2011
Cash and cash equivalents	$93,221	$395,381	$2,564	$491,166
Other segment assets	3,629,042	20,419	10,890	3,660,351

Total segment assets	$3,722,263	$415,800	$13,454	$4,151,517

For the three months ended June 30, 2010
	WSFS	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$41,454	$-	$-	$41,454
Noninterest income	8,425	3,321	690	12,436
Total external customer revenues	49,879	3,321	690	53,890

Inter-segment revenues:
Interest income	225	-	-	225
Noninterest income	699	203	-	902
Total inter-segment revenues	924	203	-	1,127

Total revenue	50,803	3,524	690	55,017

External customer expenses:
Interest expense	10,756	-	-	10,756
Noninterest expenses	25,449	1,407	883	27,739
Provision for loan loss	10,594	-	-	10,594
Total external customer expenses	46,799	1,407	883	49,089

Inter-segment expenses
Interest expense	-	225	-	225
Noninterest expenses	203	367	332	902
Total inter-segment expenses	203	592	332	1,127

Total expenses	47,002	1,999	1,215	50,216

Income (loss) before taxes	$3,801	$1,525	$(525)	$4,801
Provision for income taxes				1,500
Consolidated net income				$3,301

Capital expenditures	$1,427	$4	$-	$1,431

As of December 31, 2010
Cash and cash equivalents	$48,359	$326,573	$1,827	$376,759
Other segment assets	3,554,274	13,196	9,289	3,576,759

Total segment assets	$3,602,633	$339,769	$11,116	$3,953,518

For the six months ended June 30, 2011
	WSFS	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$78,966	$-	$-	$78,966
Noninterest income	17,416	7,249	5,003	29,668
Total external customer revenues	96,382	7,249	5,003	108,634

Inter-segment revenues:
Interest income	564	-	2,256	2,820
Noninterest income	1,732	322	-	2,054
Total inter-segment revenues	2,296	322	2,256	4,874

Total revenue	98,678	7,571	7,259	113,508

External customer expenses:
Interest expense	17,525	-	-	17,525
Noninterest expenses	53,234	3,637	5,168	62,039
Provision for loan loss	14,490	-	-	14,490
Total external customer expenses	85,249	3,637	5,168	94,054

Inter-segment expenses
Interest expense	2,256	564	-	2,820
Noninterest expenses	322	804	928	2,054
Total inter-segment expenses	2,578	1,368	928	4,874

Total expenses	87,827	5,005	6,096	98,928

Income before taxes	$10,851	$2,566	$1,163	$14,580
Income tax provision				4,851
Consolidated net income				$9,729

Capital expenditures	$4,394	$177	$306	$4,877

As of June 30, 2011
Cash and cash equivalents	$93,221	$395,381	$2,564	$491,166
Other segment assets	3,629,042	20,419	10,890	3,660,351

Total segment assets	$3,722,263	$415,800	$13,454	$4,151,517

For the six months ended June 30, 2010
	WSFS	Cash Connect	Trust & Wealth Management	Total
	( In Thousands)
External customer revenues:
Interest income	$82,012	$-	$-	$82,012
Noninterest income	15,622	6,460	1,495	23,577
Total external customer revenues	97,634	6,460	1,495	105,589

Inter-segment revenues:
Interest income	447	-	-	447
Noninterest income	1,429	375	-	1,804
Total inter-segment revenues	1,876	375	-	2,251

Total revenue	99,510	6,835	1,495	107,840

External customer expenses:
Interest expense	21,971	-	-	21,971
Noninterest expenses	48,554	7,113	1,705	57,372
Provision for loan loss	22,004	-	-	22,004
Total external customer expenses	92,529	7,113	1,705	101,347

Inter-segment expenses
Interest expense	-	447	-	447
Noninterest expenses	375	733	696	1,804
Total inter-segment expenses	375	1,180	696	2,251

Total expenses	92,904	8,293	2,401	103,598

Income (loss) before taxes	$6,606	$(1,458)	$(906)	$4,242
Income tax provision				427
Consolidated net income				$3,815

Capital expenditures	$3,070	$7	$-	$3,077

As of December 31, 2010
Cash and cash equivalents	$48,359	$326,573	$1,827	$376,759
Other segment assets	3,554,274	13,196	9,289	3,576,759

Total segment assets	$3,602,633	$339,769	$11,116	$3,953,518

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

       The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows that are discounted to reflect current market rates and varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of period-end or that will be realized in the future.

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

       Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be essentially equal to its cost.  We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value.  As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on FHLB, the FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  On August 8, 2011, Standard & Poors (“S&P”) downgraded the FHLB from AAA to AA+, similar to their downgrade of the U.S. sovereign rating.  The reduction in the FHLB credit rating was due to the belief, by S&P, that the FHLB system is certain to receive U.S. government support, if necessary, resulting from the important role the FHLB system plays as primary liquidity providers to U.S. mortgage and housing-market participants.  Despite the downgrade, the FHLB continues to have a very high degree of government support and was in compliance with all regulatory capital requirements as of June 30, 2011.  As a result, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of June 30, 2011.

       Demand Deposits, Savings Deposits and Time Deposits:  The fair value of demand deposits and savings deposits is determined by projecting future cash flows using an estimated economic life based on account characteristics.  The resulting cash flow is discounted using rates available on alternative funding sources.  The fair value of time deposits is estimated using the rate and maturity characteristics of the deposits to estimate their cash flow.  The cash flow is discounted at rates for similar term wholesale funding.

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

The book value and estimated fair value of our financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$491,166	$491,166	$376,759	$376,759
Investment securities	39,105	39,086	52,451	52,428
Mortgage-backed securities	768,601	768,601	713,358	713,358
Loans, net	2,624,283	2,639,897	2,575,890	2,586,669
Stock in Federal Home Loan Bank of Pittsburgh	35,681	35,681	37,536	37,536
Accrued interest receivable	11,268	11,268	11,765	11,765

Financial liabilities:
Deposits	2,877,487	2,822,718	2,810,744	2,826,515
Borrowed funds	868,961	870,240	747,606	751,970
Accrued interest payable	5,537	5,537	3,317	3,317

The estimated fair value of our off-balance sheet financial instruments is as follows:

	June 30, 2011	December 31, 2010
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$4,185	$3,729
Standby letters of credit	137	210

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

       A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The table below presents the balances of assets measured at fair value as of June 30, 2011 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$367,751	$—	$367,751
FNMA	—	241,836	—	241,836
FHLMC	—	83,554	—	83,554
GNMA	—	63,028	—	63,028
U.S. Government and agencies	—	36,928	—	36,928
State and political subdivisions	—	2,366	—	2,366
Reverse mortgages	—	—	(406)	(406)
Trading Securities	—	—	12,432	12,432
Total assets measured at fair value on a recurring basis	$—	$795,463	$12,026	$807,489

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$5,143	$—	$5,143
Impaired Loans (collateral dependent)		86,193	—	86,193
Total assets measured at fair value on a nonrecurring	$—	$91,336
basis			$—	$91,336

The table below presents the balances of assets measured at fair value as of December 31, 2010 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$500,034	$—	$500,034
FNMA	—	90,048	—	90,048
FHLMC	—	44,440	—	44,440
GNMA	—	66,404	—	66,404
U.S. Government and agencies	—	50,003	—	50,003
State and political subdivisions	—	2,915	—	2,915
Reverse mortgages	—	—	(686)	(686)
Trading Securities	—	—	12,432	12,432
Total assets measured at fair value on a recurring basis	$—	$753,844	$11,746	$765,590

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$9,024	$—	$9,024
Impaired Loans (collateral dependent)	—	71,805	—	71,805
Total assets measured at fair value on a nonrecurring	$—	$80,829
basis			$—	$80,829

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

       Available for sale securities. As of June 30, 2011, securities classified as available for sale are reported at fair value using Level 2 inputs.  Included in the level 2 total are approximately $36.9 million in Federal Agency debentures, $508.5 million in Federal Agency MBS, $247.7 million of private Label MBS, and $2.4 million in municipal bonds.  Agency and MBS securities are predominately AAA-rated.  We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Reverse Mortgages.  The amount of our investment in reverse mortgages represents the estimated value of future cash flows of the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral.  The projected cash flows depend on assumptions about life expectancy of the mortgagor and the future changes in collateral values.  Due to the significant amount of management judgment and the unobservable input calculations, these reverse mortgages have been classified as Level 3.

The changes in Level 3 assets measured at fair value are summarized as follows:

	Trading	Reverse
	Securities	Mortgages	Total
(In Thousands)
Balance at December 31, 2009	$12,183	$(530)	$11,653
Total net income (losses) for the period included in net income	249	(287)	(38)
Purchases, sales, issuances, and settlements, net	—	131	131
Balance at December 31, 2010	$12,432	$(686)	$11,746
Total net income (losses) for the period included in net income	—	(71)	(71)
Purchases, sales, issuances, and settlements, net	—	351	351
Balance at June 30, 2011	$12,432	$(406)	$12,026

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross amount of $95.2 million and $83.8 million at June 30, 2011 and December 31, 2010, respectively.  The valuation allowance on impaired loans was $9.0 million as of June 30, 2011 and $12.0 million as of December 31, 2010.

11.  INDEMNIFICATIONS AND GUARANTEES

       Secondary Market Loan Sales.  We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment defaults by borrowers.  These are customary repurchase provisions in the secondary market for conforming mortgage loan sales.  These indemnifications may include our repurchase of the loans.  Repurchases and losses are rare, and no provision is made for the losses at the time of sale.  During the second quarter of 2011, we had no repurchases under these indemnifications.

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

       At June 30, 2011 there were 65 variable-rate swap transactions between the third party financial institutions and our customers, compared to 57 at December 31, 2010.  The initial notional amount aggregated approximately $272.0 million at June 30, 2011 compared with $236.1 million at December 31, 2010.  At June 30, 2011 maturities ranged from approximately one year to 14 years.  The aggregate market value of these swaps to the customers was a liability of $20.2 million at June 30, 2011 and $16.9 million at December 31, 2010.  No reserves are needed for these guarantees as it is not probable that we would have any contingent liability for a loss on the obligations.

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

       The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2011 and 2010:

	Three months ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010

Service cost	$52	$43	$104	$85
Interest cost	42	38	84	76
Amortization of transition obligation	15	15	30	30
Net loss recognition	8	3	16	6
Net periodic benefit cost	$117	$99	$234	$197

13.  NONINTEREST EXPENSES

       During the six months ended June 30, 2011, we recorded $780,000 (including $334,000 in the first quarter and $446,000 in the second quarter) in non-routine charges related to the acquisition and integration of Christiana Bank & Trust.  These expenses are mainly reflected in professional fees, salaries, benefits and other compensation.

       During the six months ended June 30, 2010, we recorded a $4.5 million non-routine charge.  On February 19, 2010, we reported in a regulatory filing that an executive of an armored car company that served as a vendor for several of Cash Connect’s customers, engaged in embezzlement.  In the first quarter of 2010, the Company recorded a $4.5 million loss related to funds not immediately recoverable by Cash Connect.  These funds were fully recovered during the third quarter of 2010.

14. STOCK AND COMMON STOCK WARRANTS

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

       On January 23, 2009, we entered into a purchase agreement with the U.S. Treasury pursuant to which we issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share.  We will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.  The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.  We declared and paid $1.3 million in preferred stock dividends during the six months ended June 30, 2011.

       Based on the relative fair value of the preferred stock and common stock warrants on January 23, 2009, the total proceeds of $52.6 million were allocated to preferred stock for $51.9 million and common stock for $693,000.  The preferred stock discount is being accreted, on an effective yield method, to preferred stock over five years.  We have accreted a total of $69,000 during the six months ended June 30, 2011, relating to the discount on preferred stock.

       The preferred stock is nonvoting, except for class voting rights on certain matters that could adversely affect the shares.  They may be redeemed by us for the liquidation preference ($1,000 per share), plus accrued but unpaid dividends, with the Treasury’s approval.  The warrant is exercisable immediately and subject to certain anti-dilution and other adjustments.

15. GOODWILL

       On December 3, 2010, we completed the acquisition of CB&T for a cash purchase price of $34.5 million.  The acquisition of CB&T was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.  The excess cash paid over the fair value of net assets acquired was recorded as goodwill in the amount of $17.0 million, which, for tax purposes, is being amortized over 15 years, as we have made an election for income tax purposes to treat the acquisition as a taxable purchase of assets.  We also recorded $3.1 million of other intangible assets and $1.9 million in core deposit intangibles (“CDI”).  The intangible assets are being amortized over periods ranging from 2 to 7.5 years using straight-line methods and the CDI is being amortized over a period of 10 years using a declining balance method.  The goodwill and intangibles have been allocated between the WSFS Bank and Trust and Wealth Management segments.

       The following table details the effect on goodwill from the changes in estimates of the fair values of the assets acquired and liabilities assumed from the amounts originally reported on the Form 10-K for the year ended December 31, 2010 (In Thousands):

Goodwill resulting from CB&T acquisition reported on Form 10-K for the
year ended December 31, 2010	$ 15,876
Effect of adjustments to:
Loans	801
Premises and equipment	250
Other liabilities, net	31
Adjusted goodwill resulting from acquisition of CB&T as of June 30, 2011	$ 16,958

16.  SUBSEQUENT EVENTS

       We were served with a complaint filed on July 18, 2011 in U.S. Bankruptcy Court by a bankruptcy trustee relating to a former WSFS Bank customer.  The complaint challenges the Bank's actions in exercising its rights relating to an outstanding loan.  Management of the Bank believes it has acted appropriately.  However, due to the recent timing of receiving the complaint, management has not yet been able to determine the probability or possibility of a loss, nor has it been able to estimate the range of such loss, if any.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       WSFS Financial Corporation is parent to Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), the seventh oldest bank and trust in the United States continuously operating under the same name. A permanent fixture in the community, WSFS has been in operation for more than 179 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, one of the top commercial lenders in the state, the fourth largest bank in terms of Delaware deposits and one of the top 100 trust companies in the country.  We state our mission simply: We Stand for Service and Strengthening Our Communities.

       Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.1 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits.  We service our customers primarily from our 47 offices located in Delaware (38), Pennsylvania (7), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

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

       Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $406 million in vault cash in more than 11,047 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates 401 ATMs for WSFS Bank, which owns, by far, the largest branded ATM network in Delaware.

       In 2010 we acquired Christiana Bank & Trust Company (“CB&T”) and established our Christiana Trust division.  The Christiana Trust division provides investment, fiduciary, agency and commercial domicile services to local, national and international customers by making use of the advantages of its facilities in Delaware and Nevada.  These services are provided to individuals and families, as well as corporations and institutions.

       Montchanin provides asset management services in our primary market area through its wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions.

       Combined, the Christiana Trust division and Montchanin service approximately $9.3 billion in fiduciary assets, including approximately $1 billion in assets under management at June 30, 2011.

       Until July 21, 2011, WSFS Financial Corporation and WSFS Bank were regulated by the Office of Thrift Supervision.  As of July 21, 2011, WSFS Financial Corporation’s primary federal regulator is the Federal Reserve and WSFS Bank’s primary federal regulator is the Office of the Comptroller of the Currency. While we don’t anticipate that the change in primary regulators will have a material impact on our operations, there can be no assurance that the interpretation by these agencies of the regulations governing our business will not be different than the Office of Thrift Supervision’s which may affect the manner in which we conduct our business in the future.

FORWARD-LOOKING STATEMENTS

       This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations.  Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated.  Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which the Company operates; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates, changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules being issued in accordance with this statute and potential expenses associated therewith; changes resulting from our participation in the CPP including additional conditions that may be imposed in the future on participating companies; and the costs associated with resolving any problem loans and other risks and uncertainties, discussed in documents filed by WSFS Financial Corporation with the Securities and Exchange Commission from time to time.  Forward looking statements are as of the date they are made, and the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

Deferred Taxes

       We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  No valuation allowance is required as of June 30, 2011.

Fair Value Measurements

       We adopted FASB ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.  See Note 10, Fair Value of Financial Assets to our Consolidated Financial Statements.

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

       Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. As of June 30, 2011, goodwill totaled $27.8 million, the majority of which is in the WSFS Bank reporting unit and is the result of a multi-branch acquisition in 2008 and the acquisition of CB&T during 2010.  In addition, and mainly as a result of the CB&T acquisition, amortizing intangibles totaled $6.7 million as of June 30, 2011.

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

       At June 30, 2011, no events occurred that would cause a reduction in the fair value below its carrying value and therefore goodwill and other intangible assets were not considered impaired.  Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

       Our total assets increased $198.0 million during the six months ended June 30, 2011 to $4.2 billion.  Contributing to the increase, cash and cash equivalents increased $114.4 million, or 30.4% with $68.8 million representing increases in Cash Connect vault cash balances.  Loans increased $59.5 million from December 31, 2010 mainly due to an increase in commercial and industrial (“C&I”) loans which grew $93.0 million, or 15%

annualized.  This growth in C&I loans was offset by decreases of $28.0 million in residential mortgage loans and $12.1 million of intentional declines in construction loan balances during the six months ended June 30, 2011.  Additionally, mortgage-backed securities increased $55.2 million, or 7.9%.

       Our credit policy includes a “House Limit” to one borrowing relationship of $25 million.  It is limited to a total of ten relationships and an aggregate exposure not to exceed 10% of our total of Tier 1 capital plus our allowance for loan losses.  In rare circumstances, we will approve exceptions to the “House Limit”.  Currently we have five relationships that exceed this limit and were approved because either the relationship contained several loans/borrowers that have no economic relationship (typically real estate investors with amounts diversified across a number of properties) or the exposure was marginally in excess of the “House Limit” and the credit profile was deemed strong.

       Total liabilities increased $189.9 million between December 31, 2010 and June 30, 2011 to $3.8 billion.  This increase was mainly due to a $149.0 million, or 5.8% increase in customer deposits as well as a $145.1 million, or 29.7% increase in FHLB advances. Included in the customer deposit total was an increase in savings accounts of $121.0 million, or 47.4%, which included a promotional account issued in conjunction with our anniversary.  Partially offsetting these increases were brokered deposits which decreased $82.3 million.

       As we have continued to establish ourselves as a full service bank, and a premier bank in our markets, our level of public funding, trust and large commercial accounts has increased significantly.  These account balances may add more seasonality and uneven trends to our deposit flows.  As of June 30, 2011, our top ten depositors represented approximately 12% of our total customer funding.

Capital Resources

       Stockholders’ equity increased $8.1 million between December 31, 2010 and June 30, 2011.  This increase was mainly due to net income of $9.7 million as well as an increase of $1.3 million related to equity based incentive plans.  Partially offsetting these increases was the payment of common and preferred dividends of $3.4 million during the six months ended June 30, 2011.

       Book value per common share was $43.69 at June 30, 2011 an increase of $0.54 from $43.15 reported at December 31, 2010.  Tangible common book value per common share (non-GAAP measurement) was $33.60 at June 30, 2011, an increase of $0.57, or 1.7% from $33.03 reported at December 31, 2010.

       Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of June 30, 2011:

	Consolidated Bank Capital		For Capital Adequacy Purposes
					To be Well-Capitalized Under Prompt Corrective Action Provisions
		% of		% of		% of
(dollars in thousands)	Amount	Assets	Amount	Assets	Amount	Assets

Total Capital (to Risk-Weighted Assets)	$419,194	13.59%	$246,789	8.00%	$308,486	10.00%

Core Capital (to Adjusted Total Assets)	380,526	9.26	164,422	4.00	205,528	5.00

Tangible Capital (to Tangible Assets)	380,526	9.26	61,658	1.50	N/A	N/A

Tier 1 Capital (to Risk-Weighted Assets)	380,526	12.34	123,394	4.00	185,091	6.00

       Under guidelines issued by banking regulators, savings institutions such as the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements.

       At June 30, 2011, the Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution.  The Bank’s core capital ratio of 9.26%, Tier 1 capital ratio of 12.34% and total risk based capital ratio of 13.59%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating.  In addition, and not included in Bank capital, the holding company held $17.5 million in cash to support dividends, acquisitions, strategic growth plans, and help fund the eventual repurchase of securities sold to the Treasury under the CPP Plan, which would require regulatory approval.

Recently Issued Guidance on Federal Debt

       On August 5, 2011, Standard and Poor’s rating agency lowered the long-term rating of the U.S. government and federal agencies from AAA to AA+. In a joint press release issued by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency, the following guidance was provided related to the downgrade: for risk-based capital purposes, the risk weights for U.S. Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies and government-sponsored entities will not change. In addition, the treatment of U.S. Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies and government-sponsored entities will be unaffected.

Liquidity

       We manage our liquidity risk and funding needs through our Treasury function and our Asset/Liability Committee.  We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits.  Also, liquidity risk management is a primary area of examination by the banking regulators.

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

       During the six months ended June 30, 2011, cash and cash equivalents increased $114.4 million to $491.2 million.  This increase in cash includes both increases to support our organic growth and growth in our Cash Connect division related to cash in non-owned ATMs.  Growth in cash and cash equivalents was also due to increased funding of $145.1 million in FHLB advances and $125.2 million in demand, savings, and time deposits and an increase of $46.6 million in cash provided by operating activities.  Offsetting these increases were cash usages for an $80.4 million net increase in loans, $54.9 million in purchases of mortgage-backed securities available-for-sale (net of sales and paydowns).  In addition, and further decreasing cash and cash equivalents, was a reduction in brokered deposits of $82.3 million as of June 30, 2011.

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

	June 30,	December 31,
	2011	2010
	(In Thousands)
Nonaccruing loans:
Commercial	$22,803	$21,577
Consumer	1,741	3701
Commercial mortgage	20,369	9,490
Residential mortgage	10,198	11,739
Construction	31,585	30,260

Total nonaccruing loans	86,696	76,767
Assets acquired through foreclosure	5,143	9,024
Troubled debt restructuring (accruing)	8,756	7,107

Total nonperforming assets	$100,595	$92,898

Past due loans:(1)
Residential Mortgages	564	465

Total past due loans	$564	$465

Ratios:
Allowance for loan losses to total loans (2)	2.10%	2.30%
Nonperforming assets to total assets	2.42%	2.35%
Nonaccruing loans to total loans (2)	3.24%	2.93%
Loan loss allowance to nonaccruing loans	64.88%	78.60%
Loan loss allowance to total nonperforming assets	55.92%	64.95%

(1)   Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)  Total loans exclude loans held for sale.

       Nonperforming assets increased $7.7 million between December 31, 2010 and June 30, 2011.  As a result, non-performing assets as a percentage of total assets increased from 2.35% at December 31, 2010 to 2.42% at June 30, 2011.  Nonperforming commercial mortgages increased $10.1 million during 2011 predominantly due to two relationships totaling $9.8 million.  Other Real Estate Owned (OREO) decreased by nearly $3.9 million year to date as a result of an auction held in the second quarter resulting in the sale of a number of properties.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the six	For the year
	months ended	ended
	June 30, 2011	December 31, 2010
	(In Thousands)
Beginning balance	$92,898	$82,160
Additions	55,650	89,876
Collections	(18,597)	(38,459)
Transfers to accrual	(7,160)	(1,077)
Charge-offs / write-downs, net	(22,196)	(39,602)
Ending balance	$100,595	$92,898

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

INTEREST SENSITIVITY

       The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies.  We regularly review our interest-rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At June 30, 2011, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $133.6 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year category decreased from 111.5% at March 31, 2011, to 106.0% at June 30, 2011. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 3.22% at June 30, 2011 from 5.90% at March 31, 2011. The change in sensitivity since March 31, 2011 reflects the current interest rate environment and our continuing effort to effectively manage interest rate risk.

       Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at June 30, 2011 and 2010:

	2011		2010
Change in	% Change in		% Change in
Interest Rate	Net Interest	Net Portfolio	Net Interest	Net Portfolio
(Basis Points)	Margin (1)	Value (2)	Margin (1)	Value (2)

300	4%	9.17%	6%	9.74%
200+	1%	9.71%	4%	10.07%
100+	-3%	10.28%	2%	10.08%
-	0%	10.97%	0%	10.01%
-100	0%	11.09%	-7%	9.35%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at June 30, 2011 given the low absolute level of interest rates at that time.

       We also engage in other business activities that are sensitive to changes in interest rates.  For example, mortgage banking revenues and expenses can fluctuate with changing interest rates.  These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Results of Operations

       We recorded net income of $5.5 million or $0.55 per diluted common share for the second quarter of 2011.  This compares to net income of $3.3 million, or $0.36 per diluted common share, in the second quarter of 2010, a 53% increase in earnings per share.  The increase in earnings for the second quarter of 2011 included $1.2 million of unanticipated non-taxable income related to our investment in bank-owned life insurance.  In addition, our fiduciary and investment management income increased by $2.0 million primarily from the December 2010 acquisition of CB&T.  Further, the loan loss provision was reduced by $2.0 million to $8.6 million when compared to the second quarter of 2010.  The decrease reflects the improvement in the overall credit quality of the loan portfolio, fewer problem loans and a net improvement in loan risk migration.  These increases were partially offset by additional expenses as a result of our investments in franchise growth as noninterest expenses increased $2.9 million to $30.7 million during the second quarter of 2011.

       Net income for the first six months of 2011 was $9.7 million, or $0.96 per diluted common share.  This compares to net income of $3.8 million, or $0.34 per diluted common share, for the six months ended June 30, 2010.  Consistent with the quarterly results, earnings for the first six months of 2011 were impacted by an increase in fiduciary income and a reduction in loan loss provision.  Fiduciary income increased $3.7 million to $5.9 million primarily due to the December 2010 acquisition of CB&T and the loan loss provision decreased $7.5 million to $14.5 million during the six months ended June 30, 2011.  Partially offsetting these increases was an increase of $4.7 million in noninterest expenses during the six months ended June 30, 2011.  During the year, we opened five new branches, relocated an additional four branches and our Cash Connect division’s operations and hired eleven new commercial relationship managers and related support staff.  These additions resulted in increased compensation, occupancy, and equipment expenses.

Net Interest Income

       The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$761,433	$9,018	4.74%	$736,103	$8,920	4.85%
Residential real estate loans	301,866	3,693	4.89	346,373	4,391	5.07
Commercial loans	1,310,764	16,282	5.00	1,143,086	14,694	5.18
Consumer loans	303,738	3,810	5.03	294,582	3,605	4.91
Total loans	2,677,801	32,803	4.94	2,520,144	31,610	5.06
Mortgage-backed securities (4)	735,601	6,884	3.74	780,044	9,639	4.94
Investment securities (4) (5)	37,770	127	1.36	45,117	199	1.76
Other interest-earning assets	35,542	-	-	39,831	6	0.06
Total interest-earning assets	3,486,714	39,814	4.60	3,385,136	41,454	4.93
Allowance for loan losses	(56,351)			(59,630)
Cash and due from banks	63,067			59,252
Cash in non-owned ATMs	335,022			250,372
Bank-owned life insurance	64,906			60,526
Other noninterest-earning assets	117,756			114,427
Total assets	$4,011,114			$3,810,083

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$323,954	$106	0.13%	$260,857	$109	0.17%
Money market	676,128	731	0.43	601,982	1,103	0.73
Savings	372,372	523	0.56	242,465	123	0.20
Customer time deposits	768,919	3,524	1.84	751,665	3,897	2.08
Total interest-bearing customer deposits	2,141,373	4,884	0.91	1,856,969	5,232	1.08
Brokered certificates of deposit	163,197	150	0.37	328,651	539	0.66
Total interest-bearing deposits	2,304,570	5,034	0.88	2,185,620	5,771	1.06
FHLB of Pittsburgh advances	549,529	2,655	1.91	606,335	4,017	2.62
Trust preferred borrowings	67,011	339	2.00	67,011	348	2.05
Other borrowed funds	158,378	599	1.51	177,351	620	1.40
Total interest-bearing liabilities	3,079,488	8,627	1.12	3,036,317	10,756	1.42
Noninterest-bearing demand deposits	534,141			435,820
Other noninterest-bearing liabilities	21,262			25,988
Stockholders' equity	376,223			311,958
Total liabilities and stockholders' equity	$4,011,114			$3,810,083

Excess of interest-earning assets over
interest-bearing liabilities	$407,226			$348,819

Net interest income		$31,187			$30,698

Interest rate spread			3.48%			3.51%

Net interest margin			3.61%			3.66%

(1) Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes securities available-for-sale.
(5) Includes reverse mortgages.

	Six Months Ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$758,361	$17,879	4.72%	$740,283	$17,493	4.73%
Residential real estate loans	308,236	7,555	4.90	350,982	8,992	5.12
Commercial loans	1,282,257	31,662	4.99	1,133,793	29,121	5.20
Consumer loans	305,794	7,663	5.05	297,133	7,227	4.90
Total loans	2,654,648	64,759	4.92	2,522,191	62,833	5.03
Mortgage-backed securities (4)	723,792	13,910	3.84	743,939	18,671	5.02
Investment securities (4) (5)	42,761	297	1.39	45,147	502	2.22
Other interest-earning assets	36,562	-	-	39,914	6	0.03
Total interest-earning assets	3,457,763	78,966	4.60	3,351,191	82,012	4.93
Allowance for loan losses	(59,102)			(58,166)
Cash and due from banks	61,263			61,074
Cash in non-owned ATMs	323,907			251,459
Bank-owned life insurance	64,606			60,426
Other noninterest-earning assets	120,938			114,951
Total assets	$3,969,375			$3,780,935

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$312,820	$226	0.15%	$256,909	$219	0.17%
Money market	702,454	1,573	0.45	595,844	2,294	0.78
Savings	335,611	829	0.50	236,065	235	0.20
Customer time deposits	775,401	7,253	1.89	747,838	8,260	2.23
Total interest-bearing customer deposits	2,126,286	9,881	0.94	1,836,656	11,008	1.21
Brokered certificates of deposit	180,618	376	0.42	333,230	1,057	0.64
Total interest-bearing deposits	2,306,904	10,257	0.90	2,169,886	12,065	1.12
FHLB of Pittsburgh advances	532,658	5,382	2.01	605,646	7,994	2.63
Trust preferred borrowings	67,011	675	2.00	67,011	677	2.01
Other borrowed funds	167,004	1,211	1.45	176,703	1,235	1.40
Total interest-bearing liabilities	3,073,577	17,525	1.14	3,019,246	21,971	1.46
Noninterest-bearing demand deposits	501,264			425,553
Other noninterest-bearing liabilities	21,088			25,793
Stockholders' equity	373,446			310,343
Total liabilities and stockholders' equity	$3,969,375			$3,780,935

Excess of interest-earning assets over
interest-bearing liabilities	$384,186			$331,945

Net interest income		$61,441			$60,041

Interest rate spread			3.46%			3.47%

Net interest margin			3.58%			3.62%

(1) Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes securities available-for-sale.
(5) Includes reverse mortgages.

       Net interest income for the second quarter of 2011 improved by $489,000, or 2%, compared to the second quarter of 2010.  The increase in net interest income reflects growth as our average total loans increased $157.7 million from the prior year as disruption in the Delaware and southeastern Pennsylvania markets, combined with the hiring of seasoned lending professionals helped us to increase our market share.

       The net interest margin for the second quarter of 2011 was $3.61%, a five basis point decrease compared to 3.66% for the second quarter of 2010.  This was the result of a decline in asset yields as the continued low interest rate environment continued to impact our loan repricing and most notably our securities portfolio. As a result, during the middle-to-end of the second quarter of 2011 we purchased some longer duration, higher yielding MBS as part of our ongoing portfolio management aimed at interest-rate risk management and yield improvement.  As a result, the duration of our MBS portfolio increased to 3.3 years at June 30, 2011.  The decreases in asset yields were partially mitigated by the continued active management of our funding costs which decreased in nearly all categories although at a smaller magnitude than assets.

       Net interest income for the six months ended June 30, 2011 was $61.4 million compared to $60.0 million for the same period in 2010.  The net interest margin for the six months ended June 30, 2011 was 3.58%, down 4 basis points from the same period in 2010.  Consistent with the quarterly trend discussed above, the increase in net interest income was a result of loan growth, while the decrease in the net interest margin was a reflection of the reinvestment of MBS proceeds at significantly lower rates and the increase in the interest rate paid on promotional savings accounts.

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

       The provision for loan losses was $8.6 million in the quarter ending June 30, 2011 compared to $10.6 million in the same quarter of 2010.  Total credit costs (including the provision for loan losses, loan workout expense, OREO expense and letter of credit reserve) decreased $2.9 million from $13.2 million in the second quarter of 2010, to $10.3 million in the second quarter 2011. The provision for loan losses for the first six months ending June 30, 2011 was $14.5 million compared to $22.0 million for the six months ending June 30, 2010.

       The significant decrease in our provision for loan loss reflects an increasing number of loans migrating off of our problem loan list and fewer loans becoming new problem loans.  However, the sluggish economy continues to put pressure on collateral values and a higher level of retail loan charge-offs.   Overall the allowance for loan losses continued to decline as we utilized the reserves built in prior quarters for the resolution of previously identified problem loans and the confirmation of losses.

       The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	Six Months Ended June 30,
	2011	2010
	(Dollars in Thousands)

Beginning balance	$60,339	$53,446
Provision for loan losses	14,490	22,004

Charge-offs:
Residential real estate	1,306	1,101
Commercial real estate	1,307	1,220
Construction	7,072	3,718
Commercial	6,210	5,462
Overdrafts	364	1,285
Consumer	3,860	2,580
Total charge-offs	20,119	15,366

Recoveries:
Residential real estate	91	17
Commercial real estate	287	2
Construction	506	948
Commercial	338	116
Overdrafts	188	1,006
Consumer	128	83
Total recoveries	1,538	2,172

Net charge-offs	18,581	13,194
Ending balance	$56,248	$62,256

Net charge-offs to average gross loans outstanding, net of unearned income (1)
	1.40%	1.05%

(1) Ratio for six months ended June 30, 2011 and June 30, 2010 are annualized

Noninterest Income

       Noninterest income increased $3.6 million to $16.0 million for the quarter ended June 30, 2011 compared to $12.4 million in the second quarter of 2010.  During the quarter, the Company recorded $1.2 million in unanticipated (non-taxable) income related to its investment in bank-owned life insurance (BOLI).  Excluding the impact of the BOLI income and securities gains, noninterest income increased by $2.1 million or 17%.  Fiduciary and investment management income increased $2.0 million from the same period in 2010 resulting primarily from the December 2010 acquisition of CB&T.  In addition, increases in credit/debit card and ATM fees due to franchise growth more than offset a decrease in deposit service charges related to changes in banking regulations (Reg E) implemented in the third quarter of 2010, and decreases in mortgage banking activities.

       For the six months ended June 30, 2011, noninterest income increased $6.1 million to $29.7 million compared to the same period in 2010 of $23.6 million.  Similar to the quarterly comparison, the main reasons for this increase were the $1.2 million in unanticipated BOLI income recorded in the second quarter of 2011 and a $3.7 million increase in the fiduciary and investment management income.  In addition, increases of $839,000 in credit/debit card and ATM fees due to franchise growth and $750,000 in securities gains were offset by a decrease of $638,000 in deposit service charges due to changes in banking regulations.

Noninterest Expense

       Noninterest expense increased $2.9 million to $30.7 million in the second quarter of 2011 compared to the same period in 2010.  The second quarter of 2011 included non-routine expenses related to the integration of Christiana Trust of $446,000.  Excluding the non-routine CB&T integration costs, noninterest expenses increased $2.5 million over the second quarter of 2010.  This increase was mainly due to increased compensation, occupancy, equipment, data processing and operations expenses as a result of our accelerated franchise growth.  In addition, the second quarter of 2011 includes ongoing operating expenses for the Christiana Trust division acquired in December, 2010.  Partially offsetting these increases was a decrease in loan workout and OREO expense of $1.2 million and a decrease of $484,000 in FDIC expenses due to the newly implemented rate and calculation basis for deposit insurance.

       For the six months ended June 30, 2011, noninterest expense increased $4.7 million to $62.0 million compared to the same period in 2010.  Similar to the quarterly comparison, the main reasons for this increase were the non-routine expenses related to the integration of CB&T totaling $780,000 and the related cost of the Company’s accelerated growth.  Partially offsetting these increases was the non-routine expense reported in the first quarter of 2010 related to an armored carrier fraud loss in our Cash Connect ATM division that was fully recovered in the third quarter of 2010.

Income Taxes

       We and our subsidiaries file a consolidated Federal income tax return and separate state income tax returns.   Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences.  We recorded an income tax expense of $2.5 million and $4.9 million during the three and six months ended June 30, 2011, respectively, compared to an income tax expense of $1.5 million and $427,000 for the same periods in 2010. The second quarter of 2011 included the recognition of tax benefits related to $1.2 million of tax-free income from life insurance proceeds received from our Bank Owned Life Insurance (“BOLI”) investment.  The first quarter of 2010 included a tax benefit of $899,000 resulting from a decrease in our income tax reserve due to the expiration of the statute of limitations on certain tax items.  No such tax benefits were recorded during 2011.  Our effective tax rate was 30.8% and 33.3% for the three and six months ended June 30, 2011 compared to 31.2% and 10.1% during the same periods in 2010.  Excluding the tax-free BOLI proceeds and statute of limitations related benefit, our effective tax rates were 35.9% and 36.0% for the three and six months ended June 30, 2011 compared to 31.2% and 31.3% during the same periods in 2010.

       The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income (includes a 50% interest income exclusion on a loan to an Employee Stock Ownership Plan) and BOLI income.  These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

           We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

       In January 2010, the FASB issued an update (Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820, Fair Value Measurements and Disclosures. The update provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements.  Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers.  In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard was effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which were not effective until reporting periods beginning after December 15, 2010.  There was no transfer into or out of Level 1 or Level 2 of the fair value hierarchy in the first six months of 2011.  Adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

       In April 2011, the FASB issued and update (Accounting Standards Update No. 2011-03 to amend FASB ASC Topic 860, Transfers and Servicing).  ASC 860 outlines when the transfer of financial assets under a repurchase agreement may or may not be accounted for as a sale.  Whether the transferring entity maintains effective control over the transferred financial assets provides the basis for such a determination.  The previous requirement that the transferor must have the ability to repurchase or redeem the financial assets before the maturity of the agreement is removed from the assessment of effective control by this Update.  The Update is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011, and is not expected to have a material impact on our Consolidated Financial Statements.

       In May 2011, the FASB issued an update (Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS) to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  While the overall guidance is consistent with U.S. GAAP, the amendment includes additional fair value disclosure requirements.  The amendments in the guidance are effective for interim and annual periods beginning after December 15, 2011.  We are still evaluating if the adoption of this guidance and additional disclosures will have a material impact on our Consolidated Financial Statements.

       In June 2011, the FASB issued an update (Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income) to eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  This amendment is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

•
During January 2011, a timeline and preliminary implementation plan for the phase out of The Office of Thrift Supervision (“the OTS”), one of our current banking regulators, and its merger into the Office of the Comptroller of the Currency was announced by the joint agencies.  One of the provisions of the plan include a transition from the Thrift Financial Report, which we file each quarter, to the Call Report, expected to begin with the March 2012 reporting period.

•
On February 7, 2011, the Federal Reserve approved a final ruling that changes the Deposit Insurance Fund (“DIF”) assessment from domestic deposits to average assets minus tangible equity.  The changes went into effect during the second quarter of 2011 and will be payable at the end of September.

•
On June 29, 2011 the Federal Reserve issued its final debit card interchange rule, establishing a debit card interchange fee cap.  The rule is effective October 1, 2011 and applies to issuers that, together with their affiliates, have assets of $10 billion or more.  The final ruling caps issuers base fee at 21 cents per transaction and allows for a 5 basis-point charge per transaction to help cover fraud loss.

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Incorporated herein by reference to Note 16 to the Consolidated Financial Statements

Item 1A. Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

       There were no shares repurchased during the quarter ended June 30, 2011.

Item 3.   Defaults upon Senior Securities

       Not applicable

Item 4.   [Reserved]

       Not applicable

Item 5.   Other Information

Not applicable

Item 6.  Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(d)	Exhibit 101.INS – XBRL Instance Document*
(e)	Exhibit 101.SCH – XBRL Schema Document*
(f)	Exhibit 101.CAL – XBRL Calculation Linkbase Document*
(g)	Exhibit 101.LAB – XBRL Labels Linkbase Document*
(h)	Exhibit 101.PRE – XBRL Presentation Linkbase Document*
(i)	Exhibit 101.DEF – XBRL Definition Linkbase Document*

*  To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	August 9, 2011	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	August 9, 2011	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer