Form 10-Q/A
period 2011-06-30
WSFS FINANCIAL CORP
filed 2011-08-18
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files),   __X__ Yes_____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period ended June, 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filled for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
(d)	Exhibit 101.INS – XBRL Instance Document**
(e)	Exhibit 101.SCH – XBRL Schema Document**
(f)	Exhibit 101.CAL – XBRL Calculation Linkbase Document**
(g)	Exhibit 101.LAB – XBRL Labels Linkbase Document**
(h)	Exhibit 101.PRE – XBRL Presentation Linkbase Document**
(i)	Exhibit 101.DEF – XBRL Definition Linkbase Document**

*	Previously filed with WSFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed on August 9, 2011).

**
Attached as Exhibits 101 to this Form 10-Q/A Amendment No. 1 are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	August 18, 2011	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	August 18, 2011	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer