Form 10-Q
period 2011-09-30
WSFS FINANCIAL CORP
filed 2011-11-09
CIK 828944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	22-2866913
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2011:

Common Stock, par value $.01 per share	8,612,876
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three and Nine
	Months Ended September 30, 2011 and 2010	4

	Consolidated Statements of Condition as of September 30, 2011 and December 31, 2010	5

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2011 and 2010	6

	Notes to the Consolidated Financial Statements for the Nine
	Months Ended September 30, 2011 and 2010	7

Item 2.	Management’s Discussion and Analysis of Financial Condition	32
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II. Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults upon Senior Securities	47

Item 4.	[Reserved]	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures		49

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance Document
Exhibit 101.SCH	Schema Document
Exhibit 101.CAL	Calculation Linkbase Document
Exhibit 101.LAB	Labels Linkbase Document
Exhibit 101.PRE	Presentation Linkbase Document
Exhibit 101.DEF	Definition Linkbase Document

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$32,940	$31,664	$97,699	$94,497
Interest on mortgage-backed securities	7,052	8,699	20,962	27,370
Interest and dividends on investment securities	99	216	396	718
Other interest income	-	-	-	6
	40,091	40,579	119,057	122,591
Interest expense:
Interest on deposits	4,619	5,590	14,876	17,655
Interest on Federal Home Loan Bank advances	2,484	3,818	7,866	11,812
Interest on trust preferred borrowings	340	370	1,015	1,047
Interest on other borrowings	468	624	1,679	1,859
	7,911	10,402	25,436	32,373
Net interest income	32,180	30,177	93,621	90,218
Provision for loan losses	6,558	9,976	21,048	31,980
Net interest income after provision for loan losses	25,622	20,201	72,573	58,238

Noninterest income:
Credit/debit card and ATM income	5,523	4,984	15,549	14,171
Deposit service charges	4,385	4,153	11,975	12,381
Fiduciary & investment management income	2,982	1,016	8,877	3,169
Security gains, net	1,935	1,756	2,953	2,024
Loan fee income	610	626	1,871	2,015
Mortgage banking activities, net	257	646	1,035	1,145
Bank owned life insurance income	197	181	1,795	596
Other income	1,035	1,063	2,537	2,501
	16,924	14,425	46,592	38,002
Noninterest expenses:
Salaries, benefits and other compensation	15,337	12,237	44,566	36,334
Occupancy expense	3,171	2,402	8,944	7,235
Loan workout and OREO expenses	1,864	908	5,989	4,877
Equipment expense	1,666	1,648	5,195	4,762
Marketing Expense	1,597	703	3,446	2,312
FDIC expenses	1,436	1,829	4,478	5,234
Data processing and operations expenses	1,325	1,096	4,026	3,541
Professional Fees	1,267	1,609	3,974	3,899
Acquisition integration costs	-	143	780	311
Non-routine ATM loss	-	(4,491)	-	-
Other operating expense	4,749	4,008	13,053	10,959
	32,412	22,092	94,451	79,464

Income before taxes	10,134	12,534	24,714	16,776
Income tax provision	3,348	4,312	8,199	4,739
Net income	6,786	8,222	16,515	12,037
Dividends on preferred stock and accretion of discount	692	692	2,077	2,076
Net income allocable to common stockholders	$6,094	$7,530	$14,438	$9,961

Earnings per share:
Basic	$0.71	0.95	$1.68	$1.35
Diluted	$0.70	0.94	$1.66	$1.33

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	Sept 30,	Dec 31,
	2011	2010
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$80,021	$49,932
Cash in non-owned ATMs	383,358	326,573
Interest-bearing deposits in other banks	174	254
Total cash and cash equivalents	463,553	376,759
Investment securities, held-to-maturity	219	219
Investment securities, available-for-sale including reverse mortgages	47,873	52,232
Mortgage-backed securities, available-for-sale	772,508	700,926
Mortgages-backed securities, trading	12,432	12,432
Loans held-for-sale	7,776	14,522
Loans, net of allowance for loan losses of $53,188 at September 30, 2011
and $60,339 at December 31, 2010	2,642,229	2,561,368
Accrued Interest receivable	11,326	11,765
Bank owned life insurance	63,153	64,243
Stock in Federal Home Loan Bank of Pittsburgh, at cost	37,638	37,536
Assets acquired through foreclosure	11,880	9,024
Premises and equipment	35,686	31,870
Goodwill	28,146	26,745
Intangible assets	6,404	7,307
Other assets	47,917	46,570

Total assets	$4,188,740	$3,953,518

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$492,685	$468,098
Interest-bearing demand	358,322	312,546
Money market	737,706	743,808
Savings	375,528	255,340
Time	442,960	484,864
Jumbo certificates of deposit – customer	324,041	297,112
Total customer deposits	2,731,242	2,561,768
Brokered deposits	220,811	249,006
Total deposits	2,952,053	2,810,774

Federal funds purchased and securities sold under agreements to repurchase	100,000	100,000
Federal Home Loan Bank advances	568,776	488,959
Trust preferred borrowings	67,011	67,011
Other borrowed funds	69,283	91,636
Accrued interest payable	8,533	3,317
Other liabilities	35,876	23,999
Total liabilities	3,801,532	3,585,696

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 56,625 at
September 30, 2011 and December 31, 2010	1	1
Common stock $.01 par value, 20,000,000 shares authorized; issued
18,191,845 at September 30, 2011 and 18,105,788 at December 31, 2010	182	180
Capital in excess of par value	218,546	216,316
Accumulated other comprehensive income	12,329	6,524
Retained earnings	404,430	393,081
Treasury stock at cost, 9,580,569 shares at September 30, 2011 and December 31, 2010	(248,280)	(248,280)
Total stockholders’ equity	387,208	367,822
Total liabilities and stockholders’ equity	$4,188,740	$3,953,518

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$16,515	$12,037
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,048	31,980
Depreciation, accretion and amortization	7,991	4,725
Decrease in accrued interest receivable	439	682
Increase in other assets	(5,070)	(7,947)
Origination of loans held-for-sale	(69,659)	(102,598)
Proceeds from sales of loans held-for-sale	77,844	99,102
Gain on mortgage banking activity	(1,035)	(1,145)
Gain on mark to market adjustment on trading securities	-	(249)
Gain on sale of securities, net	(2,953)	(1,775)
Stock-based compensation expense	1,216	773
Excess tax benefits from share-based payment arrangements	(587)	(323)
Increase in accrued interest payable	5,216	6,245
Increase in other liabilities	11,884	10,589
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	2,447	3,577
Increase in value of bank-owned life insurance	(1,795)	(596)
Decrease in capitalized interest, net	1	144
Net cash provided by operating activities	$63,502	$55,221

Investing activities:
Maturities of investment securities	11,727	3,540
Sale of investment securities available for sale	6,050	-
Purchase of investments available-for-sale	(13,159)	(7,081)
Sales of mortgage-backed securities available-for sale	210,211	92,493
Repayments of mortgage-backed securities available-for-sale	130,184	142,612
Purchases of mortgage-backed securities available-for-sale	(402,118)	(264,464)
Disbursements for reverse mortgages	(396)	(145)
Net increase in loans	(118,138)	(27,143)
Payment of bank-owned life insurance	2,885	-
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	(102)	-
Sales of assets acquired through foreclosure, net	9,088	6,324
Investment in premises and equipment, net	(8,067)	(3,621)
Net cash used for investing activities	$(171,835)	$(57,485)

Financing activities:
Net increase in demand and saving deposits	162,096	192,696
Net (decrease) increase in time deposits	(14,975)	42,731
Net decrease in brokered deposits	(28,245)	(95,901)
Receipts from federal funds purchased and securities sold under agreement to repurchase	3,103,525	13,795,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(3,103,525)	(13,795,000)
Receipts from FHLB advances	9,846,709	19,767,639
Repayments of FHLB advances	(9,766,892)	(19,935,582)
Dividends paid	(5,067)	(4,527)
Issuance of common stock and exercise of common stock options	914	47,931
Excess tax benefits from share-based payment arrangements	587	323
Net cash provided by financing activities	$195,127	$15,310

Increase cash and cash equivalents	86,794	13,046
Cash and cash equivalents at beginning of period	376,759	321,749
Cash and cash equivalents at end of period	$463,553	$334,795

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$20,220	$47,148
Cash paid for income taxes, net	336	7,485
Loans transferred to assets acquired through foreclosure	14,391	6,101
Net change in other comprehensive income	5,805	11,687
Settlement of pending sale of premises and equipment	-	6,515

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States.  We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services.  In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Christiana Trust division.  Lending activities are funded primarily with customer deposits and borrowings.  The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums.  We serve our customers primarily from our 48 offices located in Delaware (38), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com.

Amounts subject to significant estimates are items such as the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, changes to such estimates could result in future reserves for impairments of investment securities, goodwill and intangible assets and increases of allowances for loan losses and lending related commitments as well as increased post-retirement benefits expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

Whenever necessary, reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, Except Per Share Data)
Numerator:
Net income allocable to common stockholders	$6,094	$7,530	$14,438	$9,961

Denominator:
Denominator for basic earnings per share - weighted average shares	8,605	7,907	8,594	7,369
Effect of dilutive employee stock options and warrants	96	124	124	125
Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise	8,701	8,031	8,718	7,494

Earnings per share:
Basic:
Net income allocable to common shareholders	$0.71	$0.95	$1.68	$1.35
Diluted:
Net income allocable to common shareholders	$0.70	$0.94	$1.66	$1.33

Outstanding common stock equivalents having no dilutive effect	537	603	538	604

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities held-to-maturity and securities available-for-sale (which include reverse mortgages):
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
September 30, 2011:
Reverse mortgages	$(418)	$—	$—	$(418)
U.S. Government and government
sponsored enterprises ("GSE")	43,796	320	(21)	44,095
State and political subdivisions	4,159	39	(2)	4,196
	$47,537	$359	$(23)	$47,873
December 31, 2010:
Reverse mortgages	$(686)	$—	$—	$(686)
GSE	49,691	441	(129)	50,003
State and political subdivisions	2,879	38	(2)	2,915
	$51,884	$479	$(131)	$52,232
Held-to-maturity:
September 30, 2011:
State and political subdivisions	$219	$1	$—	$220
	$219	$1	$—	$220
December 31, 2010:
State and political subdivisions	$219	$—	$(23)	$196
	$219	$—	$(23)	$196

Securities with market values aggregating $44.0 million at September 30, 2011 were specifically pledged for certain letters of credit and municipal deposits which require collateral.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at September 30, 2011 and December 31, 2010 were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
September 30, 2011
Within one year (1)	$—	$—	$10,139	$10,204
After one year but within five years	—	—	35,084	35,357
After five years but within ten years	—	—	2,000	2,000
After ten years	219	220	314	312
	$219	$220	$47,537	$47,873
December 31, 2010
Within one year (1)	$—	$—	$10,549	$10,617
After one year but within five years	—	—	41,006	41,286
After five years but within ten years	—	—	—	—
After ten years	219	196	329	329
	$219	$196	$51,884	$52,232

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

We sold a $6.1 million investment security classified as available-for-sale during the first nine months of 2011 resulting in a gain on sale of $110,000.  There were no sales of investment securities classified as available-for-sale during the first nine months of 2010 and, as a result, there were no net gains or losses realized during the 2010 period.  The cost basis for investment security sales was based on the specific identification method.  Investment securities totaling $500,000 and $720,000 were called by their issuers during the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, we owned investment securities totaling $4.5 million where the amortized cost basis exceeded the fair value. Total unrealized losses on those securities were $23,000 at September 30, 2011. This temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Securities with fair values of $135,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired.  Our investment portfolio is reviewed each quarter for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.  We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$—	$—	$—	$—

Available-for-sale
State and political subdivisions	312	1	135	1	447	2
U.S Government and agencies	4,046	21	—	—	4,046	21

Total temporarily impaired investments	$4,358	$22	$135	$1	$4,493	$23

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity
State and political subdivisions	$—	$—	$102	$23	$102	$23

Available-for-sale
State and political subdivisions	502	2	—	—	502	2
U.S Government and agencies	12,994	129	—	—	12,994	129

Total temporarily impaired investments	$13,496	$131	$102	$23	$13,598	$154

4. MORTGAGE-BACKED SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s mortgage-backed securities:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

September 30, 2011:
Collateralized mortgage obligations (“CMO”) (1)	$327,313	$8,270	$(1,536)	$334,047
Federal National Mortgage Association (“FNMA”)	294,022	8,917	(53)	302,886
Federal Home Loan Mortgage Corporation (“FHLMC”)	72,256	2,019	(20)	74,255
Government National Mortgage Association (“GNMA”)	58,649	2,671	-	61,320
	$752,240	$21,877	$(1,609)	$772,508
December 31, 2010:
CMO (1)	$490,946	$9,687	$(599)	$500,034
FNMA	89,226	1,253	(431)	90,048
FHLMC	43,970	743	(273)	44,440
GNMA	65,849	1,229	(674)	66,404
	$689,991	$12,912	$(1,977)	$700,926
Trading securities:
September 30, 2011:
CMO	$12,432	$—	$—	$12,432
December 31, 2010:
CMO	$12,432	$—	$—	$12,432

(1) Includes Agency CMOs classified as available-for-sale and SASCO RM-1 2002 Class O securities classified as available-for-sale.

The portfolio of available-for-sale mortgage-backed securities is comprised of 183 securities with an amortized cost of $752.2 million of both GSE ($569.0 million) and non-GSE ($183.2 million) securities.  All securities were AAA-rated at time of purchase; only two securities with an aggregate value of $10.8 million are now rated below AAA.  Downgraded securities were re-evaluated at September 30, 2011.  The result of this evaluation shows no other-than-temporary impairment for the nine months ended September 30, 2011.  The weighted average duration of the mortgage-backed securities was 2.7 years at September 30, 2011.

At September 30, 2011, mortgage-backed securities with market values aggregating $368.5 million were pledged as collateral for retail customer repurchase agreements, municipal deposits and other obligations. From time to time, mortgage-backed securities are also pledged as collateral for Federal Home Loan Bank (FHLB) borrowings. The fair value of these FHLB-pledged mortgage-backed securities was $17.4 million at September 30, 2011.

During the first nine months of 2011, we sold available-for-sale mortgage-backed securities of $210.0 million with net gains of $2.8 million. The cost basis of all mortgage-backed securities sales is based on the specific identification method. There were sales of available-for-sale mortgage-backed securities of $92.5 million with net securities gains of $1.8 million during the first nine months of 2010.

MBS have expected maturities that differ from their contractual maturities.  These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.
At September 30, 2011, we owned mortgage-backed securities totaling $80.9 million where the amortized cost basis exceeded fair value.  Total unrealized losses on these securities were $1.6 million at September 30, 2011.  This temporary impairment is the result of changes in market interest rates in the mortgage-backed securities market.  There were no securities impaired for 12 months or longer.  We have determined that these securities were not other-than-temporarily impaired at September 30, 2011.  Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage.  In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our mortgage-backed securities’ gross unrealized losses, fair value by investment category and length of time individual securities have been in continuous unrealized loss position at September 30, 2011.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$64,739	$1,536	$—	$—	$64,739	$1,536
FNMA	10,488	53	—	—	10,488	53
FHLMC	5,674	20	—	—	5,674	20
GNMA	—	—	—	—	—	—

Total temporarily impaired MBS	$80,901	$1,609	$—	$—	$80,901	$1,609

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

We own $12.4 million par value of SASCO RM-1 2002 class B securities which are classified as trading, of which, $1.4 million is accrued interest paid in kind.  We expect to recover all principal and interest due to seasoning and excess collateral.  Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading because it was our intent to sell them in the near term. We used the guidance under ASC 320 to provide a reasonable estimate of fair value in 2010. We estimated the value of these securities based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach as of September 30, 2011.

5. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

The following table provides the activity of the allowance for loan losses and loan balances for the three and nine months ended September 30, 2011:

	Commercial	Commercial Mortgages	Construction	Residential	Consumer	Total
	(In Thousands)
Three months ended September 30, 2011
Allowance for loan losses
Beginning balance	$25,236	$12,330	$5,831	$3,707	$9,144	$56,248
Charge-offs	(1,431)	(5,302)	(1,107)	(877)	(1,248)	(9,965)
Recoveries	71	94	51	25	106	347
Provision	1,645	302	926	427	3,258	6,558
Ending balance	$25,521	$7,424	$5,701	$3,282	$11,260	$53,188

Nine months ended September 30, 2011
Allowance for loan losses
Beginning balance	$26,480	$10,564	$10,019	$4,028	$9,248	$60,339
Charge-offs	(7,641)	(6,609)	(8,179)	(2,183)	(5,472)	(30,084)
Recoveries	409	381	557	116	422	1,885
Provision	6,273	3,088	3,304	1,321	7,062	21,048
Ending balance	$25,521	$7,424	$5,701	$3,282	$11,260	$53,188

Period-end allowance allocated to:
Specific reserves(1)	$1,810	$1,604	$3,005	$808	$120	$7,347
General reserves(2)	23,711	5,820	2,696	2,474	11,140	45,841
Ending balance	$25,521	$7,424	$5,701	$3,282	$11,260	$53,188

Period-end loan balances evaluated for:
Specific reserves(1)	$21,270	$20,306	$21,701	$17,666	$3,176	$84,119 (3)
General reserves(2)	1,376,272	583,564	89,803	267,668	293,991	2,611,298
Ending balance	$1,397,542	$603,870	$111,504	$285,334	$297,167	$2,695,417

(1) Specific reserves represent loans individually evaluated for impairment
(2) General reserves represent loans collectively evaluated for impairment
(3) The difference between this amount and nonaccruing loans at September 30, 2011, represents accruing troubled debt restructured loans.

Non-Accrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

	30–59 Days	60–89 Days	Greater Than 90 Days	Total Past Due	Accruing
September 30, 2011	Past Due and	Past Due and	Past Due and	And Still	Current	Nonaccrual	Total
(In Thousands)	Still Accruing	Still Accruing	Still Accruing	Accruing	Balances	Loans	Loans

Commercial	$1,774	$507	$894	$3,175	$1,372,997	$21,370	$1,397,542
Commercial
mortgages	967	-	73	1,040	581,955	20,875	603,870
Construction	359	-	-	359	89,444	21,701	111,504
Residential	4,332	2,483	562	7,377	267,386	10,571	285,334
Consumer	1,342	395	-	1,737	293,868	1,562	297,167

Total	$8,774	$3,385	$1,529	$13,688	$2,605,650	$76,079	$2,695,417
% of Total Loans	0.32%	0.13%	0.06%	0.51%	96.67%	2.82%	100%

	30–59 Days	60–89 Days	Greater Than 90 Days	Total Past Due	Accruing
December 31, 2010	Past Due and	Past Due and	Past Due and	And Still	Current	Nonaccrual	Total
(In Thousands)	Still Accruing	Still Accruing	Still Accruing	Accruing	Balances	Loans	Loans
Commercial	$2,839	$384	$-	$3,223	$1,213,246	$21,577	$1,238,046
Commercial mortgages	764	-	-	764	611,744	9,490	621,998
Construction	1,685	-	-	1,685	108,714	30,260	140,659
Residential	6,403	2,024	465	8,892	289,864	11,739	310,495
Consumer	1,355	163	-	1,518	305,290	3,701	310,509

Total	$13,046	$2,571	$465	$16,082	$2,528,858	$76,767	$2,621,707
% of Total Loans	0.49%	0.10%	0.02%	0.61%	96.46%	2.93%	100%

Impaired Loans

The following tables provide an analysis of our impaired loans at September 30, 2011 and December 31, 2010:

	Ending	Loans with	Loans with	Related	Contractual	Average
September 30, 2011	Loan	No Specific	Specific	Specific	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances

Commercial	$ 21,270	$ 18,381	$ 2,889	$ 1,810	$ 30,291	$ 22,196
Commercial mortgages	20,306	11,960	8,346	1,604	28,728	16,251
Construction	21,701	3,687	18,014	3,005	44,010	28,622
Residential	17,666	11,419	6,247	808	20,740	17,794
Consumer	3,176	1,880	1,296	120	3,728	4,240

Total	$ 84,119	$ 47,327	$ 36,792	$ 7,347	$ 127,497	$ 89,103

	Ending	Loans with	Loans with	Related	Contractual	Average
December 31, 2010	Loan	No Specific	Specific	Specific	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances
Commercial	$ 21,527	$ 14,555	$ 6,972	$ 4,845	$ 29,309	$ 16,139
Commercial mortgages	9,490	3,263	6,227	2,591	12,001	4,530
Construction	30,260	12,166	18,094	3,485	53,265	36,102
Residential	17,441	11,226	6,215	968	22,112	16,667
Consumer	5,106	3,969	1,137	130	6,558	4,184

Total	$ 83,824	$ 45,179	$ 38,645	$ 12,019	$ 123,245	$ 77,622

(1) Reflects loan balances at their remaining book balance.

Interest income of $94,000 and $279,000 was recognized on impaired loans during the three and nine months ended September 30, 2011, respectively.

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

The following tables provide an analysis of problem loans as of September 30, 2011 and December 31, 2010:

Commercial credit exposure credit risk profile by internally assigned risk rating (in thousands):

	Commercial		Commercial Mortgages		Construction		Total Commercial
	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	September 30, 2011		December 31, 2010
							Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$74,727	$39,544	$30,514	$13,195	$11,328	$21,970	$116,569		$74,709
Substandard:
Accrual	67,197	54,230	4,291	21,121	17,988	32,560	89,476		107,911
Nonaccrual	21,370	21,577	20,875	9,490	21,701	30,260	63,946		61,327
Total Special Mention and Substandard	163,294	115,351	55,680	43,806	51,017	84,790	269,991	13%	243,947	12%
Pass	1,234,248	1,122,695	548,190	578,192	60,487	55,869	1,842,925	87	1,756,756	88
Total Commercial Loans	$1,397,542	$1,238,046	$603,870	$621,998	$111,504	$140,659	$2,112,916	100%	$2,000,703	100%

Consumer credit exposure credit risk profile based on payment activity (in thousands):

	Residential			Consumer			Total Residential and Consumer
	Sept. 30, 2011		Dec.31, 2010	Sept. 30, 2011		Dec.31, 2010	September 30, 2011		December 31, 2010
							Amount	Percent	Amount	Percent

Nonperforming	$17,666	(1)	$17,441	$3,176	(1)	$5,106	$20,842	4%	$22,547	4%
Performing	267,668		293,054	293,991		305,403	561,659	96	598,457	96
Total	$285,334		$310,495	$297,167		$310,509	$582,501	100%	$621,004	100%

(1) Includes $8.7 million of troubled debt restructured mortgages and home equity installment loans performing in accordance with modified terms and are accruing interest.

Troubled Debt Restructurings (TDR)

Effective July 1, 2011, we adopted the provisions of Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. As such, we reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs, resulting in no newly identified TDRs.

The book balance of TDRs at September 30, 2011 and December 31, 2010 was $27.7 million and $12.0 million, respectively.  The balances at September 30, 2011 include approximately $19.0 million of TDRs in nonaccrual status and $8.7 million of TDRs in accrual status compared to $4.9 million of TDRs in nonaccrual status and $7.1 million of TDRs in accrual status at December 31, 2010. Approximately $2.1 million and $1.3 million in specific reserves have been established for these loans as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ending September 30, 2011, the terms of 27 loans were modified in troubled debt restructurings, of which 19 were related to commercial loans that were already placed on nonaccrual. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance for a reasonable period, usually six months.  The remaining eight loans represented residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR.

The following table presents loans identified as TDRs during the three and nine months ended September 30, 2011:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
(In Thousands)	2011	2011
Commercial	$746	$1,352
Commercial mortgages	2,170	7,725
Construction	189	13,909
Residential	-	2,335
Consumer	146	146
Total	$3,251	$25,467

The troubled debt restructurings described above increased the allowance for loan losses by $1.2 million through allocation of a specific reserve, and resulted in charge offs of $10.3 million during the nine months ending September 30, 2011, most of which had been previously identified and reserved for in prior periods.

The following table summarizes TDRs which have defaulted (defined as past due 90 days) during the three and nine months ended September 30, 2011 that were restructured within the last twelve months prior to September 30, 2011:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
(In Thousands)	2011	2011
Commercial	$-	$-
Commercial mortgages	-	-
Construction	-	-
Residential	162	162
Consumer	-	-
Total	$162	$162

6. COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income:

	For the three months ended September 30,		For the nine months ended September 30,
	(In Thousands)		(In Thousands)
	2011	2010	2011	2010

Net income	$6,786	$8,222	$16,515	$12,037

Other Comprehensive Income:
Other, net	—	162	—	162
Unrealized holding gains on securities
available-for-sale arising during the period	8,568	1,105	9,321	18,590
Tax expense	(3,230)	(420)	(3,516)	(7,064)
Net of tax amount	5,338	685	5,805	11,526

Total comprehensive income	$12,124	$9,069	$22,320	$23,725

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

The total amount of unrecognized tax benefits as of September 30, 2011 and December 31, 2010 were $100,000 and $1.0 million, respectively, of which $100,000 would affect our September 30, 2011 effective tax rate if recognized. During the quarter ended September 30, 2011 we recorded tax benefits of $376,000 through earnings that resulted from a decrease in our income tax reserve primarily due to the expiration of a statute of limitations on a certain tax item.  Further, we recorded tax benefits of $500,000 through equity during the quarter ended September 30, 2011 for a similar statute of limitations related decrease in the income tax reserve.  The nine months ended September 30, 2010 included tax benefits of $899,000 resulting from a decrease in our income tax reserve due to the expiration of the statute of limitations on certain tax items.  As of September 30, 2011 and December 31, 2010, the total amount of accrued interest included in such unrecognized tax benefits were $18,000 and $51,000, respectively.  Penalties of $6,000 are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense.  Our Federal and state tax returns for the 2008 through 2010 tax years are subject to examination as of September 30, 2011.  There are currently no income tax audits in process.

8.  SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments.  There is one segment for each of WSFS Bank (including WSFS Investment Group, Inc.), Cash Connect, (the ATM division of WSFS), and Trust and Wealth Management.  Trust and Wealth Management combines Montchanin and Christiana Trust into a single reportable segment.

The WSFS Bank segment provides financial products to commercial and retail customers through its 49 offices located in Delaware (39), Pennsylvania (8), Virginia (1) and Nevada (1).  Retail and Commercial Banking, Commercial Real Estate Lending, Private Banking and other banking business units (including the reorganization of WSFS Investment Group, Inc.) are operating departments of WSFS.  These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank.  Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within our WSFS Bank segment in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry.  The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The Trust and Wealth Management segment is comprised of Christiana Trust and Montchanin.  Christiana Trust was acquired as part of the acquisition of CB&T in December 2010 and WSFS’ Trust and Wealth Management business was consolidated into Christiana Trust.  Christiana Trust provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada.  These services are provided to individuals and families, as well as corporations and institutions.  The Christiana Trust division provides these services to local, national and international customers.  Montchanin has one consolidated wholly owned subsidiary, Cypress Capital Management, LLC (Cypress).  Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results.  The accounting policies applicable to our segments are the same that apply to the preparation of our accompanying Consolidated Financial Statements. Segment information for the three and nine months ended September 30, 2011 and 2010 was as follows:

For the three months ended September 30, 2011
	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$40,091	$-	$-	$40,091
Noninterest income	9,701	4,235	2,988	16,924
Total external customer revenues	49,792	4,235	2,988	57,015

Inter-segment revenues:
Interest income	349	-	876	1,225
Noninterest income	754	202	-	956
Total inter-segment revenues	1,103	202	876	2,181

Total revenue	50,895	4,437	3,864	59,196

External customer expenses:
Interest expense	7,911	-	-	7,911
Noninterest expenses	27,867	2,187	2,358	32,412
Provision for loan loss	6,558	-	-	6,558
Total external customer expenses	42,336	2,187	2,358	46,881

Inter-segment expenses
Interest expense	876	349	-	1,225
Noninterest expenses	202	358	396	956
Total inter-segment expenses	1,078	707	396	2,181

Total expenses	43,414	2,894	2,754	49,062

Income before taxes	$7,481	$1,543	$1,110	$10,134
Provision for income taxes				3,348
Consolidated net income				$6,786

Capital expenditures	$2,374	$837	$2	$3,213

As of September 30, 2011
Cash and cash equivalents	$77,310	$383,358	$2,885	$463,553
Other segment assets	3,692,851	22,148	10,188	3,725,187

Total segment assets	$3,770,161	$405,506	$13,073	$4,188,740

For the three months ended September 30, 2010
	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$40,579	$-	$-	$40,579
Noninterest income	10,172	3,523	730	14,425
Total external customer revenues	50,751	3,523	730	55,004

Inter-segment revenues:
Interest income	238	-	-	238
Noninterest income	701	202	-	903
Total inter-segment revenues	939	202	-	1,141

Total revenue	51,690	3,725	730	56,145

External customer expenses:
Interest expense	10,402	-	-	10,402
Noninterest expenses	23,916	(2,643)	819	22,092
Provision for loan loss	9,976	-	-	9,976
Total external customer expenses	44,294	(2,643)	819	42,470

Inter-segment expenses
Interest expense	-	238	-	238
Noninterest expenses	202	377	324	903
Total inter-segment expenses	202	615	324	1,141

Total expenses	44,496	(2,028)	1,143	43,611

Income (loss) before taxes	$7,194	$5,753	$(413)	$12,534
Provision for income taxes				4,312
Consolidated net income				$8,222

Capital expenditures	$1,463	$122	$2	$1,587

As of December 31, 2010
Cash and cash equivalents	$62,383	$271,168	$1,244	$334,795
Other segment assets	3,450,091	13,311	673	3,464,075

Total segment assets	$3,512,474	$284,479	$1,917	$3,798,870

For the nine months ended September 30, 2011
	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$119,057	$-	$-	$119,057
Noninterest income	27,117	11,484	7,991	46,592
Total external customer revenues	146,174	11,484	7,991	165,649

Inter-segment revenues:
Interest income	913	-	3,132	4,045
Noninterest income	2,486	524	-	3,010
Total inter-segment revenues	3,399	524	3,132	7,055

Total revenue	149,573	12,008	11,123	172,704

External customer expenses:
Interest expense	25,436	-	-	25,436
Noninterest expenses	81,101	5,824	7,526	94,451
Provision for loan loss	21,048	-	-	21,048
Total external customer expenses	127,585	5,824	7,526	140,935

Inter-segment expenses
Interest expense	3,132	913	-	4,045
Noninterest expenses	524	1,162	1,324	3,010
Total inter-segment expenses	3,656	2,075	1,324	7,055

Total expenses	131,241	7,899	8,850	147,990

Income before taxes	$18,332	$4,109	$2,273	$24,714
Income tax provision				8,199
Consolidated net income				$16,515

Capital expenditures	$6,768	$1,014	$308	$8,090

As of September 30, 2011
Cash and cash equivalents	$77,310	$383,358	$2,885	$463,553
Other segment assets	3,692,851	22,148	10,188	3,725,187

Total segment assets	$3,770,161	$405,506	$13,073	$4,188,740

For the nine months ended September 30, 2010
	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	( In Thousands)
External customer revenues:
Interest income	$122,591	$-	$-	$122,591
Noninterest income	25,794	9,983	2,225	38,002
Total external customer revenues	148,385	9,983	2,225	160,593

Inter-segment revenues:
Interest income	685	-	-	685
Noninterest income	2,130	577	-	2,707
Total inter-segment revenues	2,815	577	-	3,392

Total revenue	151,200	10,560	2,225	163,985

External customer expenses:
Interest expense	32,373	-	-	32,373
Noninterest expenses	72,470	4,470	2,524	79,464
Provision for loan loss	31,980	-	-	31,980
Total external customer expenses	136,823	4,470	2,524	143,817

Inter-segment expenses
Interest expense	-	685	-	685
Noninterest expenses	577	1,110	1,020	2,707
Total inter-segment expenses	577	1,795	1,020	3,392

Total expenses	137,400	6,265	3,544	147,209

Income (loss) before taxes	$13,800	$4,295	$(1,319)	$16,776
Income tax provision				4,739
Consolidated net income				$12,037

Capital expenditures	$4,533	$129	$2	$4,664

As of December 31, 2010
Cash and cash equivalents	$62,383	$271,168	$1,244	$334,795
Other segment assets	3,450,091	13,311	673	3,464,075

Total segment assets	$3,512,474	$284,479	$1,917	$3,798,870

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

Investments and Mortgage-Backed Securities:  Fair value of investment and mortgage-backed securities is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities or through internally developed models. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading or our internally developed models, see Note 10, Fair Value of Financial Assets, to the Consolidated Financial Statements.

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

Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be essentially equal to its cost.  We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value.  As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on FHLB, the FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  On August 8, 2011, Standard & Poors (“S&P”) downgraded the FHLB from AAA to AA+, similar to their downgrade of the U.S. sovereign rating.  The reduction in the FHLB credit rating was due to the belief, by S&P, that the FHLB system is certain to receive U.S. government support, if necessary, resulting from the important role the FHLB system plays as primary liquidity providers to U.S. mortgage and housing-market participants.  Despite the downgrade, the FHLB continues to have a very high degree of government support and was in compliance with all regulatory capital requirements as of September 30, 2011.  As a result, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of September 30, 2011.

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

The book value and estimated fair value of our financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$463,553	$463,553	$376,759	$376,759
Investment securities	48,092	48,093	52,451	52,428
Mortgage-backed securities	784,940	784,940	713,358	713,358
Loans, net	2,650,005	2,691,521	2,575,890	2,586,669
Stock in Federal Home Loan Bank of Pittsburgh	37,638	37,638	37,536	37,536
Accrued interest receivable	11,326	11,326	11,765	11,765

Financial liabilities:
Deposits	2,952,053	2,906,435	2,810,744	2,826,515
Borrowed funds	805,070	806,989	747,606	751,970
Accrued interest payable	8,533	8,533	3,317	3,317

The estimated fair value of our off-balance sheet financial instruments is as follows:

	September 30, 2011	December 31, 2010
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$4,186	$3,729
Standby letters of credit	108	210

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The table below presents the balances of assets measured at fair value as of September 30, 2011 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$330,431	$3,616	$334,047
FNMA	—	302,886	—	302,886
FHLMC	—	74,255	—	74,255
GNMA	—	61,320	—	61,320
U.S. Government and agencies	—	44,095	—	44,095
State and political subdivisions	—	4,196	—	4,196
Reverse mortgages	—	—	(418)	(418)
Trading Securities	—	—	12,432	12,432
Total assets measured at fair value on a recurring basis	$—	$817,183	$15,630	$832,813

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$11,880	$—	$11,880
Impaired Loans (collateral dependent)	—	76,772	—	76,772
Total assets measured at fair value on a nonrecurring	$—	$88,652
basis			$—	$88,652

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
Available- for-sale securities. As of September 30, 2011, securities classified as available for sale are reported at fair value using both Level 2 and Level 3 inputs.  Included in the Level 2 total are approximately $44.1 million in Federal Agency debentures, $587.5 million in Federal Agency MBS, $181.4 million of Private Label MBS, and $4.2 million in municipal bonds.  Agency and MBS securities are predominately AAA-rated.  We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data.  For these securities we obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security's terms and conditions, among other factors.  Included in the Level 3 total is a small equity traunche of a reverse mortgage security purchased on July 15, 2011.  This security is Level 3 because there is no active market for this security and no observable inputs that reflect quoted prices for identical assets in active markets (Level 1) or inputs other than quoted prices that are observable for the asset through corroboration with observable market data (Level 2).  In order to establish the fair value for a Level 3 asset a "mark-to-model" has been developed using the income approach described in ASC 820-10-35-32 and is similar to the methodology used to value our trading securities described below.

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

The changes in Level 3 assets measured at fair value are summarized as follows:
			Available-
	Trading	Reverse	for-sale
	Securities	Mortgages	Securities	Total
(In Thousands)

Balance at December 31, 2009	$12,183	$(530)	$—	$11,653
Total net income (losses) for the period included in net income	249	(287)	—	(38)
Purchases, sales, issuances, and settlements, net	—	131	—	131
Balance at December 31, 2010	$12,432	$(686)	—	$11,746
Total net income (losses) for the period included in net income	—	(128)	120	(8)
Purchases, sales, issuances, and settlements, net	—	396	2,629	3,025
Mark-to-market adjustment	—	—	867	867
Balance at September 30, 2011	$12,432	$(418)	$3,616	$15,630

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

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross amount of $84.1 million and $83.8 million at September 30, 2011 and December 31, 2010, respectively.  The valuation allowance on impaired loans was $7.3 million as of September 30, 2011 and $12.0 million as of December 31, 2010.  During the three and nine months ended September 30, 2011, we recorded net decreases of $1.7 million and $4.7 million, respectively, in our allowance for loan loss as a result of adjusting the carrying value and estimated fair value on these collateral dependent impaired loans.

11.  INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales.  We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment defaults by borrowers.  These are customary repurchase provisions in the secondary market for conforming mortgage loan sales.  These indemnifications may include our repurchase of the loans.  Repurchases and losses are rare, and no provision is made for the losses at the time of sale.  During the third quarter of 2011, we had no repurchases under these indemnifications.

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

At September 30, 2011 there were 71 variable-rate swap transactions between the third party financial institutions and our customers, compared to 57 at December 31, 2010.  The initial notional amount aggregated approximately $289.1 million at September 30, 2011 compared with $236.1 million at December 31, 2010.  At September 30, 2011 maturities ranged from approximately one year to 14 years.  The aggregate market value of these swaps to the customers was a liability of $32.3 million at September 30, 2011 and $16.9 million at December 31, 2010.  No reserves are needed for these guarantees as it is not probable that we would have any contingent liability for a loss on the obligations.

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

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
(In Thousands)

Service cost	$52	$43	$156	$128
Interest cost	41	38	125	114
Amortization of transition obligation	15	15	45	45
Net loss recognition	8	3	24	9
Net periodic benefit cost	$116	$99	$350	$296

13.  NONINTEREST EXPENSES

During the nine months ended September 30, 2011 and 2010, we recorded $780,000 (including $334,000 in the first quarter of 2011 and $446,000 in the second quarter of 2011) and $311,000 (including $168,000 in the second quarter of 2010 and $143,000 in the third quarter of 2010), respectively, in non-routine charges related to the acquisition and integration of Christiana Bank & Trust.  These expenses mainly reflected salaries, benefits and other compensation, data processing and operations expenses and professional fees.

During the nine months ended September 30, 2010, we recorded a $4.5 million non-routine charge and subsequent complete recovery.  On February 19, 2010, we reported in a regulatory filing that an executive of an armored car company that served as a vendor for several of Cash Connect’s customers, engaged in embezzlement.  In the first quarter of 2010, we recorded a $4.5 million loss related to funds not immediately recoverable by Cash Connect.  These funds were fully recovered during the third quarter of 2010.

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

On January 23, 2009, we entered into a purchase agreement with the U.S. Treasury pursuant to which we issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share.  We will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.  The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.  We declared and paid $2.0 million in preferred stock dividends during the nine months ended September 30, 2011.

Based on the relative fair value of the preferred stock and common stock warrants on January 23, 2009, the total proceeds of $52.6 million were allocated to preferred stock for $51.9 million and common stock for $693,000.  The preferred stock discount is being accreted, on an effective yield method, to preferred stock over five years.  We have accreted a total of $104,000 during the nine months ended September 30, 2011, relating to the discount on preferred stock.

The preferred stock is nonvoting, except for class voting rights on certain matters that could adversely affect the shares.  They may be redeemed by us for the liquidation preference ($1,000 per share), plus accrued but unpaid dividends, with the Treasury’s approval.  The warrant is exercisable immediately and subject to certain anti-dilution and other adjustments.

15. GOODWILL

On December 3, 2010, we completed the acquisition of CB&T for a cash purchase price of $34.5 million.  The acquisition of CB&T was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.  The excess cash paid over the fair value of net assets acquired was recorded as goodwill in the amount of $17.3 million, which, for tax purposes is being amortized over 15 years, as we have made an election for income tax purposes to treat the acquisition as a taxable purchase of assets.  We also recorded $3.1 million of other intangible assets and $1.9 million in core deposit intangibles (“CDI”).  The intangible assets are being amortized over periods ranging from 2 to 7.5 years using straight-line methods and the CDI is being amortized over a period of 10 years using a declining balance method.  Both of these items are also being amortized over 15 years for tax purposes.  The goodwill and intangibles have been allocated between the WSFS Bank and Trust and Wealth Management segments.

The following table details the effect on goodwill from the changes in estimates of the fair values of the assets acquired and liabilities assumed from the amounts originally reported on the Form 10-K for the year ended December 31, 2010 (in thousands):

Goodwill resulting from CB&T acquisition reported on Form 10-K for the
year ended December 31, 2010	$15,876
Effect of adjustments to:
Loans	801
Premises and equipment	250
Other liabilities, net	350
Adjusted goodwill resulting from acquisition of CB&T as of September 30, 2011	$17,277

16. LEGAL PROCEEDINGS

As disclosed in previous filings, we were served with a complaint filed in U.S. Bankruptcy Court by a bankruptcy trustee relating to a former WSFS Bank customer.  The complaint challenges the Bank’s actions in exercising its rights concerning an outstanding loan and also seeks to avoid and recover the pre-bankruptcy repayment of that loan.  Management of the Bank believes it acted appropriately and will vigorously defend itself against the complaint.  No litigation reserve has been recorded as it is not yet possible to establish the probability of or reasonably estimate a potential loss.  Our insurance carrier has preliminarily determined our future litigation defense costs are covered by an insurance policy we have for such matters.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

WSFS Financial Corporation is parent to Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), the seventh oldest bank and trust in the United States continuously operating under the same name. A permanent fixture in the community, WSFS has been in operation for more than 179 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, one of the top commercial lenders in the state, the third largest bank in terms of Delaware deposits and one of the top 100 trust companies in the country.  We state our mission simply: We Stand for Service and Strengthening Our Communities.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.1 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits.  We service our customers primarily from our 48 offices located in Delaware (38), Pennsylvania (8), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

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

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages nearly $400 million in vault cash in more than 11,500 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 400 ATMs for WSFS Bank, which has, by far, the largest branded ATM network in Delaware.

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

Combined, the Christiana Trust division and Montchanin service approximately $9.3 billion in fiduciary assets, including approximately $1 billion in assets under management at September 30, 2011.

Until July 21, 2011, WSFS Financial Corporation and WSFS Bank were regulated by the Office of Thrift Supervision.  As of July 21, 2011, WSFS Financial Corporation’s primary federal regulator became the Federal Reserve and WSFS Bank’s primary federal regulator became the Office of the Comptroller of the Currency. While we do not anticipate the change in primary regulators will have a material impact on our operations, there can be no assurance that the interpretation by these agencies of the regulations governing our business will not be different than that of the Office of Thrift Supervision which may affect the manner in which we conduct our business in the future.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  No valuation allowance is required as of September 30, 2011.

Fair Value Measurements

We adopted FASB ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.  See Note 10-Fair Value of Financial Assets to our Consolidated Financial Statements.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. As of September 30, 2011, goodwill totaled $28.1million, the majority of which is in the WSFS Bank reporting unit and is the result of a multi-branch acquisition in 2008 and the acquisition of CB&T during 2010.  In addition, and mainly as a result of the CB&T acquisition, amortizing intangibles totaled $6.4 million as of September 30, 2011.

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

At September 30, 2011, no events occurred that would cause a reduction in the fair value below its carrying value and therefore goodwill and other intangible assets were not considered impaired.  Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $235.0 million during the nine months ended September 30, 2011 to $4.2 billion.  Cash and cash equivalents increased $86.8 million, or 23%, as a result of growth in our Cash Connect division.  Mortgage-backed securities increased $71.4 million or 10%.  Loans increased $74.1 million from December 31, 2010 mainly due to an increase in C&I loans which grew $159.5 million, or 13%, as a result of our focus on franchise growth.  This growth in commercial and industrial (C&I) loans was offset by intentional reductions of $31.9 million in residential mortgage loans, $29.2 million in construction loans balances, and a decrease in commercial real estate loans of $18.1 million during 2011.

Our credit policy includes a “House Limit” to one borrowing relationship of $25 million.  The “House Limit” is restricted to a total of ten relationships and an aggregate exposure not to exceed 10% of our total Tier 1 capital plus our allowance for loan losses.  Such exceptions are approved only in rare circumstances.  Currently we have two relationships that exceed this limit and were approved because either the relationship contained several loans/borrowers that have no economic relationship (typically real estate investors with amounts diversified across a number of properties) or the exposure was marginally in excess of the “House Limit” and the credit profile was deemed strong.

Total liabilities increased $215.8 million between December 31, 2010 and September 30, 2011 to $3.8 billion.  This increase was mainly due to savings deposits which increased $120.2 million, or 47%.  Interest-bearing and noninterest-bearing demand deposits increased $70.4 million, or 9%.  Jumbo certificates of deposit also increased $26.9 million, or 9%.  Time deposits decreased by $41.9 million, or 9%.  Federal Home Loan Bank advances increased $79.8 million, or 16%, offset by other borrowed funds which decreased $22.4 million, or 24%.

As we have continued to establish ourselves as a full service bank, and a premier bank in our markets, our level of public funding, trust and large commercial accounts has increased significantly.  These account balances may add more seasonality and uneven trends to our deposit flows.  As of September 30, 2011, our top ten depositors represented approximately 11% of our total customer funding.

Capital Resources

Stockholders’ equity increased $19.4 million between December 31, 2010 and September 30, 2011.  This increase was mainly due to net income of $16.5 million as well as an increase of $5.8 million in the value of our available-for-sale securities portfolio.  Partially offsetting these increases was the payment of common and preferred dividends of $5.1 million during the nine months ended September 30, 2011.

Book value per common share was $44.97 at September 30, 2011 an increase of $1.82 from $43.15 reported at December 31, 2010.  Tangible common book value per common share (a non-GAAP measurement) was $34.88 at September 30, 2011, an increase of $1.85, or 6% from $33.03 reported at December 31, 2010.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of September 30, 2011:

	Consolidated Bank Capital		For Capital Adequacy Purposes
					To be Well-Capitalized Under Prompt Corrective Action Provisions
		% of		% of		% of
(dollars in thousands)	Amount	Assets	Amount	Assets	Amount	Assets

Total Capital (to Risk-Weighted Assets)	$426,868	13.52%	$252,576	8.00%	$315,720	10.00%

Core Capital (to Adjusted Total Assets)	387,325	9.35	165,737	4.00	207,171	5.00

Tangible Capital (to Tangible Assets)	387,325	9.35	62,151	1.50	N/A	N/A

Tier 1 Capital (to Risk-Weighted Assets)	387,325	12.27	126,288	4.00	189,432	6.00

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

At September 30, 2011, the Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution.  The Bank’s core capital ratio of 9.35%, Tier 1 capital ratio of 12.27% and total risk based capital ratio of 13.52%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating.  In addition, and not included in Bank capital, the holding company held $13.3 million in cash to support dividends, acquisitions, strategic growth plans, and help fund the eventual repurchase of securities sold to the Treasury under the CPP Plan, which would require regulatory approval.

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

During the nine months ended September 30, 2011, cash and cash equivalents increased $86.8 million to $463.6 million.  The increase was a result of the following: a $147.1 million increase in cash provided through increases in demand, savings, and time deposits; $79.8 million from FHLB advances; an increase of $66.9 million from cash provided by our operating activities; and activity in investment securities of $4.6 million.  Offsetting these increases were cash usages of: a $118.1 million net increase in loans; purchases of $61.7 million in mortgage-backed securities available-for-sale net of repayments and sales; a $28.2 million decrease in brokered deposits; investment in premises and equipment of $8.1 million; and dividends paid of $5.1 million.

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

	September 30,	December 31,
	2011	2010
	(In Thousands)
Nonaccruing loans:
Commercial	$21,370	$21,577
Consumer	1,562	3,701
Commercial mortgage	20,875	9,490
Residential mortgage	10,571	11,739
Construction	21,701	30,260

Total nonaccruing loans	76,079	76,767
Assets acquired through foreclosure	11,880	9,024
Troubled debt restructuring (accruing)	8,709	7,107

Total nonperforming assets	$96,668	$92,898
Past due loans(1):
Residential Mortgages	562	465
Commercial and commercial mortgages	967	-

Total past due loans	$1,529	$465

Ratios:
Allowance for loan losses to total loans (2)	1.97%	2.30%
Nonperforming assets to total assets	2.31%	2.35%
Nonaccruing loans to total loans (2)	2.82%	2.93%
Loan loss allowance to nonaccruing loans	69.91%	78.60%
Loan loss allowance to total nonperforming assets	55.02%	64.95%

(1) Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2) Total loans exclude loans held for sale.

Nonperforming assets increased $3.8 million between December 31, 2010 and September 30, 2011.  Nonperforming loans decreased slightly during this period as the increase within the Commercial Mortgage portfolio has been more than offset by decreases within the Construction and Retail portfolios.  Year to date, the migration of additional assets to Real Estate Owned (REO) have outpaced sales by $2.9 million.  A 23% net increase in accruing Troubled Debt Restructurings (TDR) accounts for the remainder of the increase.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the nine	For the year
	months ended	ended
	September 30, 2011	December 31, 2010
	(In Thousands)
Beginning balance	$92,898	$82,160
Additions	75,524	89,876
Collections	(31,681)	(38,459)
Transfers to accrual	(7,386)	(1,077)
Charge-offs / write-downs, net	(32,687)	(39,602)
Ending balance	$96,668	$92,898

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies.  We regularly review our interest-rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At September 30, 2011, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $99.4 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased from 106.0% at June 30, 2011, to 104.4% at September 30, 2011. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 2.4% at September 30, 2011 from 3.2% at June 30, 2011. The change in sensitivity since June 30, 2011 reflects the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at September 30, 2011 and 2010:

	2011		2010
Change in	% Change in Net Interest Margin (1)		% Change in
Interest Rate (Basis Points)		Net Portfolio Value (2)	Net Interest Margin (1)	Net Portfolio Value (2)

+300	7%	10.98%	8%	10.72%
+200	4%	11.10%	5%	11.04%
+100	0%	11.22%	3%	11.02%
-	0%	11.26%	0%	11.02%
-100	3%	11.00%	-9%	10.51%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The net portfolio value ratio of the Company in a stable interest rate environment and the net portfolio value ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at September 30, 2011 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates.  For example, mortgage banking revenues and expenses can fluctuate with changing interest rates.  These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Results of Operations

We recorded net income of $6.8 million or $0.70 per diluted common share for the third quarter of 2011.  This compares to net income of $8.2 million or $0.94 per diluted common share in the third quarter of 2010.  The third quarter of 2010 results included a non-routine fraud loss recovery of $4.5 million (pre-tax), or $0.38 per diluted common share (after-tax) included in noninterest expenses.  Earnings for the third quarter of 2011 were impacted by a reduction in loan loss provision of $3.4 million to $6.6 million when compared to the third quarter of 2010 and an increase of $2.0 million in fiduciary and investment management income.  Excluding the previously mentioned fraud loss recovery, noninterest expense increased $5.8 million as a result of a $3.1 million increase in compensation expenses due to normal operating expenses for the Christiana Trust Division as well as franchise growth.

    Net income for the first nine months of 2011 was $16.5 million or $1.66 per diluted common share.  This is an increase of $4.5 million when compared to net income of $12.0 million or $1.33 per diluted common share for the nine months ended September 30, 2010.  Earnings for the first nine months of 2011 were impacted by a lower provision for loan losses which decreased $10.9 million to $21.0 million during the nine months ended September 30, 2011.  In addition, fiduciary and investment management income increased $5.7 million due to the addition of the Christiana Trust division in December of 2010.  Finally, bank-owned life insurance income increased $1.2 million as a result of unanticipated non-taxable income recorded during 2011.  Partially offsetting these favorable items was an increase of $15.0 million in noninterest expenses during the nine months ended September 30, 2011.  This increase was due to the normal operating expenses from Christiana Trust as well as overall franchise growth including the addition of five new branches, the relocation of four branches and the addition of twelve commercial relationship managers and related support staff.  Finally, during 2011 marketing expenses included an additional $961,000 for our new “Right Here” marketing campaign.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$731,527	$8,556	4.68%	$733,562	$8,587	4.68%
Residential real estate loans	293,800	3,454	4.70	341,033	4,275	5.01
Commercial loans	1,368,703	17,193	4.99	1,176,232	15,236	5.16
Consumer loans	296,709	3,737	5.00	290,346	3,566	4.87
Total loans	2,690,739	32,940	4.94	2,541,173	31,664	5.03
Mortgage-backed securities (4)	801,446	7,052	3.52	743,832	8,699	4.68
Investment securities (4) (5)	43,959	99	0.90	47,173	216	1.83
Other interest-earning assets	37,830	-	-	39,920	-	-
Total interest-earning assets	3,573,974	40,091	4.52	3,372,098	40,579	4.85
Allowance for loan losses	(57,125)			(64,428)
Cash and due from banks	65,997			57,328
Cash in non-owned ATMs	378,651			269,529
Bank-owned life insurance	63,463			60,732
Other noninterest-earning assets	119,888			98,863
Total assets	$4,144,848			$3,794,122

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$324,367	$75	0.09%	$263,428	$102	0.15%
Money market	731,979	720	0.39	628,124	1,016	0.64
Savings	375,243	386	0.41	242,831	127	0.21
Customer time deposits	757,975	3,237	1.69	772,900	3,906	2.00
Total interest-bearing customer deposits	2,189,564	4,418	0.80	1,907,283	5,151	1.07
Brokered certificates of deposit	209,629	201	0.38	295,948	439	0.59
Total interest-bearing deposits	2,399,193	4,619	0.76	2,203,231	5,590	1.01
FHLB of Pittsburgh advances	610,253	2,484	1.99	515,259	3,818	2.90
Trust preferred borrowings	67,011	340	1.59	67,011	370	2.16
Other borrowed funds	142,725	468	1.31	187,124	624	1.33
Total interest-bearing liabilities	3,219,182	7,911	0.98	2,972,625	10,402	1.40
Noninterest-bearing demand deposits	516,257			446,741
Other noninterest-bearing liabilities	26,001			26,698
Stockholders' equity	383,408			348,058
Total liabilities and stockholders' equity	$4,144,848			$3,794,122

Excess of interest-earning assets over
interest-bearing liabilities	$354,792			$399,473

Net interest and dividend income		$32,180			$30,177

Interest rate spread			3.54%			3.45%

Net interest margin			3.63%			3.61%

(1) Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes securities available-for-sale.
(5) Includes reverse mortgages.

	Nine Months Ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$749,318	$26,434	4.70%	$738,018	$26,080	4.71%
Residential real estate loans	303,371	11,009	4.84	347,630	13,268	5.09
Commercial loans	1,311,390	48,855	4.99	1,148,095	44,357	5.19
Consumer loans	302,732	11,401	5.04	294,846	10,792	4.89
Total loans	2,666,811	97,699	4.93	2,528,589	94,497	5.03
Mortgage-backed securities (4)	749,961	20,962	3.73	743,903	27,370	4.91
Investment securities (4) (5)	43,164	396	1.22	45,830	718	2.09
Other interest-earning assets	36,990	-	-	39,916	6	0.02
Total interest-earning assets	3,496,926	119,057	4.57	3,358,238	122,591	4.90
Allowance for loan losses	(58,435)			(60,276)
Cash and due from banks	62,869			59,877
Cash in non-owned ATMs	342,345			257,483
Bank-owned life insurance	64,221			60,529
Other noninterest-earning assets	120,583			109,528
Total assets	$4,028,509			$3,785,379

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$316,712	$301	0.13%	$259,106	$321	0.17%
Money market	712,404	2,293	0.43	606,722	3,311	0.73
Savings	348,967	1,215	0.47	238,345	362	0.20
Customer time deposits	769,528	10,491	1.82	756,283	12,164	2.14
Total interest-bearing customer deposits	2,147,611	14,300	0.89	1,860,456	16,158	1.16
Brokered certificates of deposit	190,395	576	0.40	320,666	1,497	0.62
Total interest-bearing deposits	2,338,006	14,876	0.85	2,181,122	17,655	1.08
FHLB of Pittsburgh advances	558,807	7,866	1.86	575,186	11,812	2.71
Trust preferred borrowings	67,011	1,015	2.00	67,011	1,047	2.06
Other borrowed funds	158,822	1,679	1.41	180,197	1,859	1.38
Total interest-bearing liabilities	3,122,646	25,436	1.09	3,003,516	32,373	1.44
Noninterest-bearing demand deposits	506,316			432,693
Other noninterest-bearing liabilities	22,744			26,117
Stockholders' equity	376,803			323,053
Total liabilities and stockholders' equity	$4,028,509			$3,785,379

Excess of interest-earning assets over
interest-bearing liabilities	$374,280			$354,722

Net interest income		$93,621			$90,218

Interest rate spread			3.48%			3.46%

Net interest margin			3.60%			3.61%

(1) Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes securities available-for-sale.
(5) Includes reverse mortgages.

Net interest income for the third quarter of 2011 improved by $2.0 million, or 7%, compared to the third quarter of 2010.  The increase in net interest income reflects an improvement in the loan mix as well as effective management of funding costs, both deposit pricing and wholesale funding rates.

The net interest margin for the third quarter of 2011 was 3.63%, a two basis point increase compared to 3.61% for the third quarter of 2010.  This was the result of our ability to decrease funding costs in nearly all categories, most notably FHLB advances.  Rates on FHLB advances dropped significantly from the third quarter of 2010.

Net interest income for the nine months ended September 30, 2011 was $93.6 million compared to $90.2 million for the same period in 2010.  Consistent with the quarterly trend discussed above, the increase in net interest income was a result of the loan mix improvement as well as effective management of funding costs, both deposit pricing and wholesale funding rates.

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

The formula allowances for commercial and commercial real estate loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For lower risk commercial and commercial real estate loans the portfolio is pooled and based on internal risk grade only. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the loss given default should default occur. Loss adjustment factors are applied based on criteria discussed below. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.

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

During the third quarter of 2011, the provision for loan losses was impacted by a higher level of estimated losses related to consumer loans using updated historical data as adjusted for the current periods charge-offs and trends.  The annual third quarter adjustment was consistent with the prior year and resulted in an increase of approximately $1.7 million, net, from the estimate previously used.

The provision for loan losses was $6.6 million in the quarter ending September 30, 2011 compared to $10.0 million in the same quarter of 2010.  Total credit costs (including the provision for loan losses, loan workout expense, OREO expense and letter of credit reserve) improved to $8.4 million from $10.2 million in the second quarter of 2011 and $10.9 million in the third quarter last year. The provision for loan losses for the nine months ending September 30, 2011 was $21.0 million compared to $32.0 million for the nine months ending September 30, 2010.

The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	For the Nine Months Ended September 30,
	2011	2010
	(Dollars in Thousands)

Beginning balance	$60,339	$53,446
Provision for loan losses	21,048	31,980

Charge-offs:
Residential real estate	2,183	1,580
Commercial real estate	6,609	3,083
Construction	8,179	5,231
Commercial	7,641	7,820
Overdrafts	613	726
Consumer	4,859	4,231
Total charge-offs	30,084	22,671

Recoveries:
Residential real estate	116	19
Commercial real estate	381	68
Construction	557	950
Commercial (2)	409	288
Overdrafts	267	290
Consumer	155	108
Total recoveries	1,885	1,723

Net charge-offs	28,199	20,948
Ending balance	$53,188	$64,478

Net charge-offs to average gross loans outstanding, net of unearned income (1)
	1.41%	1.11%

(1) Ratios for the nine months ended September 30, 2011 and September 30, 2010 are annualized
(2) Commercial recoveries include a one-time adjustment for the reclassification of an unfunded commitment reserve previously included in the allowance for loan loss to a liability reserve account.

Noninterest Income

Noninterest income increased $2.5 million to $16.9 million for the quarter ended September 30, 2011 compared to $14.4 million in the third quarter of 2010.  Excluding the impact of net securities gains in both periods, noninterest income increased by $2.3 million, or 18%.  Noninterest income for the third quarter of 2011 increased $2.0 million in fiduciary and investment management income resulting primarily from the December 2010 acquisition of CB&T.  In addition, increases in credit/debit card and ATM fees and deposit service charges more than offset declines in mortgage banking revenues and the negative impact of new banking regulations (Reg E) that went into effect during the third quarter of 2010.

For the nine months ended September 30, 2011, noninterest income increased $8.6 million to $46.6 million, from $38.0 million in the same period of 2010.  Excluding the impact from net securities gains from both periods and $1.2 million in unanticipated BOLI income recorded in the second quarter of 2011, noninterest income increased $6.5 million.  This increase was mainly due to a $5.7 million increase in fiduciary and investment management income resulting from the acquisition of CB&T and a $1.4 million increase in credit/debit card and ATM fees due to franchise growth.  These increases were partially offset by a decrease of $406,000 in deposit service charges due to the impact of the new banking regulations (Reg E) during the third quarter of 2010.

Noninterest Expense

Noninterest expense increased $10.3 million to $32.4 million in the third quarter of 2011 compared to $22.1 million in the same period in 2010.  The third quarter of 2011 included an additional $961,000 of marketing expense from the Company’s “Right Here” marketing campaign.  Excluding the marketing campaign, as well as the fraud recovery and CB&T integration costs included in the third quarter of 2010, noninterest expenses increased $5.0 million, or 19%, over the third quarter of 2010.  This increase was mainly due to increased compensation, occupancy, equipment, data processing and operations expenses as a result of our accelerated franchise growth.  Included in this growth are normal operating expenses for the Christiana Trust division acquired in December 2010.  Also adding to the variance was a $956,000 increase in 2011 loan workout and OREO expense.

For the nine months ended September 30, 2011, noninterest expense increased $15.0 million to $94.5 million, compared to $79.5 million in the same period in 2010.  Similar to the quarterly comparison, the main reasons for this increase were the related costs of our accelerated growth, the additional marketing expense of $961,000 and the non-routine expenses related to the integration of Christiana Trust totaling $780,000.  Related growth expenses for the nine months ended September 30, 2011, included the opening of five new branches, relocating four new branches and hiring 12 new commercial relationship managers and related staff during the past year.

Income Taxes

We and our subsidiaries file a consolidated Federal income tax return and separate state income tax returns.   Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences.  We recorded an income tax expense of $3.3 million and $8.2 million during the three and nine months ended September 30, 2011, respectively, compared to an income tax expense of $4.3 million and $4.7 million for the same periods in 2010. The second quarter of 2011 included the recognition of tax benefits related to $1.2 million of tax-free income from life insurance proceeds received from our bank owned life insurance investment.  The third quarter of 2011 included tax benefits of $376,000 resulting primarily from a decrease in our income tax reserve due to the expiration of the statute of limitations on certain items.  The first quarter of 2010 included a tax benefit of $899,000 resulting from a decrease in our income tax reserve due to the expiration of the statute of limitations on certain tax items.  Our effective tax rate was 33.0% and 33.2% for the three and nine months ended September 30, 2011 compared to 34.4% and 28.2% during the same periods in 2010.  Excluding the tax-free BOLI proceeds and statute of limitations related benefit, our effective tax rates were 36.7% and 36.3% for the three and nine months ended September 30, 2011 compared to 34.4% and 33.6% during the same periods in 2010.

The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income (including a 50% interest income exclusion on a loan to an Employee Stock Ownership Plan) and BOLI income.  These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

           We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an update (Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820, Fair Value Measurements and Disclosures. The update provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements.  Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers.  In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard was effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which were not effective until reporting periods beginning after December 15, 2010.  There was no transfer into or out of Level 1 or Level 2 of the fair value hierarchy in the first nine months of 2011.  Adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

In September 2011, the FASB issued an update (Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment) to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.   This amendment is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

•
During January 2011, a timeline and preliminary implementation plan for the phase out of The Office of Thrift Supervision (“the OTS”), and its merger into the Office of the Comptroller of the Currency was announced by the joint agencies.  One of the provisions of the plan include a transition from the Thrift Financial Report, which we file each quarter, to the Call Report, expected to begin with the March 2012 reporting period.

•
On February 7, 2011, the Federal Reserve approved a final ruling that changes the Deposit Insurance Fund (“DIF”) assessment from domestic deposits to average assets minus tangible equity.  The changes went into effect during the second quarter of 2011.

•
On June 29, 2011 the Federal Reserve issued its final debit card interchange rule, establishing a debit card interchange fee cap.  The rule was effective October 1, 2011 and applies to issuers that, together with their affiliates, have assets of $10 billion or more.  The final ruling caps issuers base fee at 21 cents per transaction and allows for a 5 basis-point charge per transaction to help cover fraud loss.

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

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings

   Incorporated herein by reference to Note 16 – Legal Proceedings to the Consolidated Financial Statements

Item 1A.   Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by us during the three months ended September 30, 2011.  These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock or exercise of stock options.
2011	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	-	$-	-	-
August	-	-	-	-
September	1,494	34.00	-	-

Total (1)	1,494	$34.00	-	-

(1) The shares repurchased were not part of a publicly announced repurchase plan or program.  These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock or exercise of stock options.  There were no treasury shares repurchased during the quarter ended September 30, 2011.

Item 3.     Defaults upon Senior Securities

                  Not applicable

Item 4.     [Reserved]

                  Not applicable

Item 5.     Other Information

                  Not applicable

Item 6. Exhibits
(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(d)	Exhibit 101.INS – XBRL Instance Document *
(e)	Exhibit 101.SCH – XBRL Schema Document*
(f)	Exhibit 101.CAL – XBRL Calculation Linkbase Document*
(g)	Exhibit 101.LAB – XBRL Labels Linkbase Document*
(h)	Exhibit 101.PRE – XBRL Presentation Linkbase Document*
(i)	Exhibit 101.DEF – XBRL Definition Linkbase Document*

*  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	November 9, 2011	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	November 9, 2011	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer