Form 10-K
period 2011-12-31
WSFS FINANCIAL CORP
filed 2012-03-15
CIK 828944

FORM 10-K
(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
YES ___ NO   X

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES __NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.     See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
   Large accelerated filer ____ Accelerated filer   X    Non-accelerated filer ___ Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ____ No   X

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on NASDAQ as of June 30, 2011 was $298,233,000. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

As of March 8, 2012, there were issued and outstanding 8,703,945 Shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2012 are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations.  Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated.  Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which the Company operates; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates, changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules being issued in accordance with this statute and potential expenses associated therewith; changes resulting from our participation in the CPP including additional conditions that may be imposed in the future on participating companies; and the costs associated with resolving any problem loans and other risks and uncertainties, discussed in documents filed by WSFS Financial Corporation with the Securities and Exchange Commission from time to time.  Forward looking statements are as of the date they are made, and the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1. BUSINESS

OUR BUSINESS

WSFS Financial Corporation (the “Company” or “we”) is parent to Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), the seventh oldest bank and trust company in the United States continuously operating under the same name. A fixture in this community, WSFS has been in operation for 180 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest bank or thrift holding company in the State of Delaware, one of the top commercial lenders in the state, the third largest bank in terms of Delaware deposits and among the top 100 trust companies in the country.  For the third year in a row, our Associates (what we call our employees) ranked us the “Top Workplace” in Delaware and this fall Delaware News Journal’s readers voted us the “Top Bank” in the state.  We state our mission simply: We Stand for Service and Strengthening Our Communities.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.2 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 49 banking and trust offices located in Delaware (39), Pennsylvania (8), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches.

We offer trust and wealth management services through Christiana Trust, Cypress Capital Management, LLC (Cypress), WSFS Investment Group brokerage and our Private Banking group.   The Christiana Trust division provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada and has over $11 billion in assets under administration.  These services are provided to individuals and families as well as corporations and institutions.  The Christiana Trust division of

WSFS Bank provides these services to customers locally, nationally and internationally making use of the advantages of its branch facilities in Delaware and Nevada. Cypress is an investment advisory firm that manages more than $500 million of portfolios for individuals, trusts, retirement plans and endowments.  WSFS Investment Group, Inc. markets various third-party insurance products and securities through the Bank’s retail banking system.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $420 million in vault cash in more than 12,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 415 ATMs for WSFS Bank, which owns, by far, the largest branded ATM network in Delaware.

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

Surveys conducted for us by Gallup, Inc. indicate:

•
Our Associate Engagement scores consistently rank in the top quartile of companies polled. In 2011 our engagement ratio was 13.4, which means there are 13.4 engaged Associates for every disengaged Associate. This compares to a 2.6:1 ratio in 2003 and a national average of 1.47:1.  Gallup, Inc. defines “world-class” as 8:1.

•
Customer surveys rank us in the top 10% of all companies Gallup, Inc. surveys. More than 44% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “I can’t imagine a world without WSFS” and nearly 70% of our customers ranked us a “five” out of “five”, strongly agreeing with the statement “WSFS is the perfect bank for me.”

By fostering a culture of engaged and empowered Associates, we believe we have become an employer of choice in our market. During each of the past five years, we were ranked among the top five “Best Places to Work” by The Wilmington News Journal. In 2011, for the third year in a row, we were recognized by the News Journal as the “Top Work Place” for large corporations in the State of Delaware. This year, a News Journal survey of its readers also ranked us the “Top Bank” in Delaware.

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

Strong Market Demographics

Delaware is situated in the middle of the Washington, DC - New York corridor which includes the urban markets of Philadelphia and Baltimore. The state benefits from this urban concentration as well as from a unique political environment that has created a favorable law and legal structure, a business-friendly environment and a fair tax system.  Additionally, Delaware is one of only seven states with a AAA bond rating from the three predominant rating agencies. Delaware’s rate of unemployment, median household income and rate of population growth all compare favorably to national averages.

(Most recent available statistics)	Delaware	National Average
Unemployment (For December 2011) (1)	7.4%	8.5%
Median Household Income (2006-2010) (2)	$57,599	$51,914
Population Growth (2000-2010) (3)	14.6%	9.7%
(1) Bureau of Labor Statistics, Economy at a Glance; (2) U.S. Census Bureau, State & County Quick Facts; (3) U.S. Census Bureau, Population Estimates

Balance Sheet Management

We put a great deal of focus on actively managing our balance sheet. This manifests itself in:

•
Prudent capital levels. Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2011, our tangible common equity ratio was 7.18%.  All regulatory capital levels for WSFS Bank maintained a meaningful cushion above well-capitalized levels. WSFS Bank’s Tier 1 capital ratio was 12.18% as of December 31, 2011, more than a $199 million cushion in excess of the 6% “well-capitalized” level, and our total risk-based capital ratio was 13.43%, more than $110 million above a “well-capitalized” level of 10.00%.

•
We maintain discipline in our lending, including planned portfolio diversification. Additionally, we take a proactive approach to identifying trends in our business and lending market and have responded to areas of concern. For instance, in 2005 we limited our exposure to construction and land development (CLD) loans as we anticipated an end to the expansion in housing prices.   As of December 31, 2011, CLD loans represent only 3% of our total loans. In 2009 and 2010, we increased our portfolio monitoring and reporting sophistication and hired additional senior credit administration and asset disposition professionals to manage our portfolio.  We diversify our loan portfolio to limit our exposure to any single type of credit. Such discipline supplements careful underwriting and the benefits of knowing our customers.

•
We seek to minimize credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing some marginal income. As a result, we have had no exposure to Freddie Mac or Fannie Mae preferred securities or Trust Preferred securities. Our securities purchases have been almost exclusively AAA-rated credits. This philosophy and pre-purchase due diligence has allowed us to avoid the significant investment write-downs taken by many of our bank peers (only $86,000 of other-than-temporary impairment charges recorded during this cycle to date).

However, we have been subject to many of the same pressures facing the banking industry.  The extended recession negatively impacted our customers and, as a result, impacted our credit costs and the measures of our credit quality. The measures we have taken strengthen our credit position by diversifying risk and limiting exposure, but do not insulate us from the effects of this recession.  However, we have been active in hiring experienced management for our credit and workout teams and have been active in managing our portfolio.  Over the past year we have seen continued asset quality stabilization and improvement in key asset quality indicators and a decrease in our total credit costs.

Disciplined Capital Management

We understand that our capital (or shareholders’ equity) belongs to our shareholders. They have entrusted this capital to us with the expectation that it will earn an adequate return relative to the risk we take. Mindful of this balance, we prudently but aggressively manage our shareholders’ capital.

Strong Performance Expectations and Alignment with Shareholder Priorities

We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA), return on equity (ROE) and earnings per share (EPS) growth.  Management incentives are, in large part, based on driving performance in these areas. More details on these incentive plans are included in our proxy statement.

Over the past two years in particular we have invested in building our company in the wake of significant local market disruption.  This has enhanced our franchise and provided significant growth opportunity.  However, the rate of our earnings growth was likewise impacted. As we enter into 2012, we are reaching the end of this strategic investment stage and have turned our focus to optimizing these ample investments and growing our bottom line, while continuing to improve asset quality.

Growth

      Our successful long-term trend in lending and deposit gathering, along with our Wealth Management Group’s success at growing assets under administration, has been the result of a focused strategy that provides the service, responsiveness and careful execution of a community bank and trust company in a consolidating marketplace. We will continue to grow by:

•
  Developing talented, service-minded Associates. We have successfully recruited Associates with strong ties to, and the passion to serve their communities to enhance our service in existing markets and provide a strong start in new communities. We also focus efforts on developing talent and leadership from our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS.

•	Embracing the Human Sigma concept. We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.

•	Development of new products through innovation and utilization of new technologies, including growing our on-line channels and mobile banking applications.

•	Continuing strong growth in commercial lending by:

o	Offering local decision making by seasoned banking professionals.
o	Execution of our community banking model that combines Stellar Service with the banking products and services our business customers’ demand.
o	The addition of twelve seasoned lending professionals during the past two years that have helped us win customers in our Delaware and southeastern Pennsylvania markets.

•
  Aggressively growing deposits. We have energized our retail branch strategy by combining Stellar Service with an expanded and updated branch network. We have implemented a number of additional measures to accelerate our deposit growth. We will continue to grow by:

o	Offering our products through a significantly expanded and updated branch network.
o	Providing a Stellar Service experience to our customers.
o	Further expanding our commercial customer relationships with deposit and cash management products.
o	Finding creative ways to build deposit market share such as targeted marketing programs.
o	Selectively opening new branches, including in specific Southeastern Pennsylvania locations.

•	Over the next several years we expect our growth will be approximately 80% organic and 20% through acquisition, although each year’s growth will reflect the opportunities available to us at the time.

•	Exploring niche businesses. We are an organization with an entrepreneurial spirit and are open to the risk/reward proposition that comes with such businesses.

Values
Our values address integrity, service, accountability, transparency, honesty, growth and desire to improve. They are the core of our culture, they make us who we are and we live them every day.

We are:

•	Committed to always doing the right thing.

•	Empowered to serve our customers and communities.

•	Dedicated to openness and candor.

•	Driven to grow and improve.

Results

Our focus on these points of differentiation have allowed us to grow our core franchise and build value for our shareholders.  Since 2006, our commercial loans have grown from $1.4 billion to $2.2 billion, a strong 14% compound annual growth rate (CAGR). We grew net loans by 6% in 2011, a year of extremely weak loan growth nationally (only 2%). Over the same period, customer deposits have grown from $1.5 billion to $2.8 billion, a 21% CAGR. More importantly, over the last decade, shareholder value has increased at a far greater rate than our banking peers and the market in general.  An investment of $100 in WSFS stock in 2001 would be worth $225 at December 31, 2011.  By comparison, $100 invested in the Dow Jones Total Market Index in 2001, would be worth $118 at December 31, 2011 and $100 invested in the Nasdaq Bank Index in 2001 would be worth $97 at December 31, 2011.

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

Montchanin provides asset management services and has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions and has $569 million in assets under management at December 31, 2011.

The Trust is our unconsolidated subsidiary, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY

Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INVESTMENT ACTIVITIES

At December 31, 2011, our total securities portfolio had a fair value of $871.8 million. Our strategy has been to minimize credit risk in our securities portfolio.

The portfolio is comprised of:

•	$38.8 million in Federal Agency debt securities with maturities of five years or less.

•
$668.0 million of Government Sponsored Entity (“GSE”) mortgage-backed securities (“MBS”).  Of these, $193.7 million are collateralized mortgage obligations (“CMOs”) and $474.3 million are GSE MBS with 10-30 year original final maturities.

•
$130.3 million in non-GSE MBS, of which $118.0 million are Non-Agency RE-REMIC MBS in 21 different issues.  These bonds are re-securitizations of existing issuers that create new senior/sub structures with added credit enhancement for the senior class.  All bonds purchased are senior class and were rated AAA at purchase in 2009 or later.  Four bonds are on “Credit Watch Negative” by S&P or Fitch.  Substantially all (more than 99%) of our non-GSE MBS were rated investment grade at December 31, 2011.

Our short-term investment portfolio is intended to keep our funds fully employed at a reasonable after-tax return, while maintaining acceptable credit, market and interest-rate risk limits, and providing the appropriate level of liquidity.  In addition, our short-term taxable investments provide collateral for various Bank obligations.  Our short-term municipal securities provide for a portion of our CRA investment program compliance.  The amortized cost of investment securities and short-term investments by category stated in dollar amounts and as a percent of total assets, follow:

	At December 31,
	2011		2010		2009
		Percent of		Percent of		Percent of
	Amount	Assets	Amount	Assets	Amount	Assets
	(Dollars in Thousands)
Held-to-Maturity:

State and political subdivisions	$—	—%	$219	—%	$709	—%

Available-for-Sale:

Reverse Mortgages (obligation)	(646)	—	(686)	—	(530)	—
State and political subdivisions	4,159	0.1	2,879	0.1	3,935	0.1
U.S. Government and agencies	38,776	0.9	49,691	1.2	40,695	1.1
	42,289	1.0	51,884	1.3	44,100	1.2
Short-term investments:

Interest-bearing deposits in other banks	9	—	254	—	1,090	—
	$42,298	1.0%	$52,357	1.3%	$45,899	1.2%

During 2011, $12.1 million investment securities classified as available-for-sale were sold for a total gain on sale of $115,000.  There were no sales of investment securities classified as available-for-sale or held-to-maturity during 2010 or 2009, and as a result, there were no net gains or losses realized on sales for those years.  In 2011, investment securities totaling $719,000 were called by their issuers, all of which were obligations of state and political subdivisions.  Investment securities totaling $720,000, and again were all obligations of state and political subdivisions, were called by their issuers during 2010 and investment securities of $18.6 million (only $566,000 were obligations of state and political subdivisions) were called by their issuers in 2009.  The cost basis for each investment security sale was based on the specific identification method.

The following table shows the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2011. Substantially all of the related interest and dividends represent taxable income.

	At December 31, 2011
		Weighted
		Average
	Amount	Yield (1)
	(Dollars in Thousands)
Available-for-Sale:

Reverse Mortgages (2):
Within one year	$(646)	N/A

State and political subdivisions (3):

Within one year	555	4.07%
After one but within five years	1,290	4.26
After five but within ten years	2,000	2.11
Over ten years	314	4.50

	4,159	3.22

U.S. Government and agencies:
Within one year	8,007	1.54
After one but within five years	30,769	0.86

	38,776	1.00

Total debt securities, available-for-sale	42,289	1.22

Short-term investments:

Interest-bearing deposits in other banks	9	―

Total short-term investments	9	―

Total debt securities and short-term investments	$42,298	1.22%

(1)
Reverse mortgages have been excluded from weighted average yield calculations because income can vary significantly from reporting period to reporting period due to the volatility of factors used to value the portfolio.

(2)	Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.
(3)	Yields on obligations of state and political subdivisions are not calculated on a tax-equivalent basis since the effect would be immaterial.

In addition to these investment securities, we have maintained an investment portfolio of mortgage-backed securities with an amortized cost basis of $810.7 million of which $12.4 million is classified as “trading”.  The trading security is BBB+ rated and was purchased in conjunction with a 2002 reverse mortgage securitization.  Furthermore, during 2010, we negotiated to purchase 100% of SASCO 2002-RM1 Class O certificates for $2.5 million.  The transaction closed on July 15, 2011.  As of December, 31 2011, the market value of the SASC 2002-RM1 O securities was determined in accordance with FASB ASC 820-10 (ASC 820), to be $3.9 million. Of the increase in market value, approximately $265,000 was included in interest income with the remainder of the change (approximately $1.0 million) included in other comprehensive income.  For more information regarding these securities, see Note 4 to the Consolidated Financial Statements. At December 31, 2011, mortgage-backed securities with a fair value of $344.1 million were pledged as collateral, mainly for retail customer repurchase agreements and municipal deposits.  Accrued interest receivable for mortgage-backed securities was $2.6 million, $2.6 million and $2.8 million at December 31, 2011, 2010 and 2009, respectively.  During 2011, we sold mortgage-backed securities classified as available-for-sale of $323.8 million with net gains of $4.8 million.  Proceeds from the sale of mortgage-backed securities classified as available-for-sale totaled $154.7 million with a net gain on sale of $782,000 in 2010.  In 2009, proceeds from the sale of mortgage-backed securities classified as available-for-sale totaled $111.2 million with a net gain on sale of $2.0 million.  Net securities gains also included positive mark-to-market adjustments related to our trading BBB+ securities of $249,000 in 2010 and $1.4 million in 2009.  There was no impact for this mark-to-market adjustment in 2011.

The following table shows the amortized cost of mortgage-backed securities and their related weighted average contractual rates at the end of the last three years.
	At December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Available-for-Sale:

Collateralized mortgage obligations (1)	$323,980	4.31%	$490,946	5.14%	$519,527	5.44%
FNMA	320,019	2.66	89,226	3.20	61,603	3.63
FHLMC	93,305	2.58	43,970	3.44	44,536	3.87
GNMA	60,991	2.82	65,849	3.52	46,629	4.32
	$798,295	3.33%	$689,991	4.63%	$672,295	5.00%

Trading:

Collateralized mortgage obligations	$12,432	3.28%	$12,432	3.32%	$12,183	3.74%
(1) Includes GSE CMOs available-for-sale.

CREDIT EXTENSION ACTIVITIES

Over the past several years we have focused on growing the more profitable segments of our loan portfolio. Our current lending activity is concentrated on lending to small- to mid-sized businesses in the mid-Atlantic region of the United States, primarily in Delaware and contiguous counties in Pennsylvania, Maryland and New Jersey. Since 2007, our commercial and industrial (“C&I”) loans have increased by $673.3 million, or 85%.  Our C&I loans, including owner-occupied commercial real estate loans, now account for nearly 54% of our loan portfolio in 2011 compared to 35% in 2007.  Based on the current market conditions, we expect our focus on growing C&I loans to continue into 2012 and beyond.

The following table shows the composition of our loan portfolio at year-end for the last five years.
	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Types of Loans
Commercial real estate:
Commercial mortgage	$626,739	23.1%	$625,379	24.2%	$524,380	21.2%	$558,979	22.9%	$465,928	20.9%
Construction	106,268	3.9	140,832	5.5	231,625	9.3	251,508	10.3	276,939	12.4
Total commercial real estate	733,007	27.0	766,211	29.7	756,005	30.5	810,487	33.2	742,867	33.3
Commercial	1,460,812	53.9	1,239,102	48.1	1,120,807	45.2	942,920	38.6	787,539	35.3
Total commercial loans	2,193,819	80.9	2,005,313	77.8	1,876,812	75.7	1,753,407	71.8	1,530,406	68.6
Consumer loans:
Residential real estate	274,105	10.5	308,857	12.6	348,873	14.4	422,743	17.4	447,435	20.1
Consumer	290,979	10.7	309,722	12.0	300,648	12.1	296,728	12.1	278,272	12.4
Total consumer loans	565,084	21.2	618,579	24.6	649,521	26.5	719,471	29.5	725,707	32.5

Gross loans	$2,758,903	102.1	$2,623,892	102.4	$2,526,333	102.2	$2,472,878	101.3	$2,256,113	101.1

Less:
Deferred fees (unearned income)	3,234	0.1	2,185	0.1	2,098	0.1	129	-	(715)	-
Allowance for loan losses	53,080	2.0	60,339	2.3	53,446	2.1	31,189	1.3	25,252	1.1

Net loans (1)	$2,702,589	100.0%	$2,561,368	100.0%	$2,470,789	100.0%	$2,441,560	100.0%	$2,231,576	100.0%

(1) Excludes $10,185, $14,522, $8,366, $2,275, and $2,404 of residential mortgage loans held-for-sale at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

The following tables show the remaining time until our loans mature. The first table details the total loan portfolio by type of loan. The second table details the total loan portfolio by those with fixed interest rates and those with adjustable interest rates. The tables show loans by remaining contractual maturity. Loans may be pre-paid, so the actual maturity may be earlier than the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the Less than One Year category.

	Less than	One to	Over
	One Year	Five Years	Five Years	Total
	(Dollars in thousands)

Commercial mortgage loans	$121,277	$359,484	$145,980	$626,741
Construction loans	57,807	42,788	5,673	106,268
Commercial loans	477,854	662,239	320,718	1,460,811
Residential real estate loans (1)	18,648	36,774	218,683	274,105
Consumer loans	34,091	51,000	205,887	290,978
	$709,677	$1,152,285	$896,941	$2,758,903

Rate sensitivity:
Fixed	$99,329	$411,779	$336,274	$847,382
Adjustable (2)	610,348	740,506	560,667	1,911,521
Gross loans	$709,677	$1,152,285	$896,941	$2,758,903

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

Commercial, commercial mortgage and construction lending have higher levels of risk than residential mortgage lending. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the general economy. The majority of our commercial and commercial real estate loans are concentrated in Delaware and nearby areas.

We offer commercial real estate mortgage loans on multi-family properties and other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.

Our commercial mortgage portfolio was $626.7 million at December 31, 2011.  This portfolio is generally diversified by property type, with no type representing more than 29% of the portfolio.  The largest type is retail-related (shopping centers, malls and other retail) with balances of $177.2 million.  The average loan size of a loan in the commercial mortgage portfolio is $1.3 million and only 24 loans are greater than $5 million, with three loans greater than $10 million.  Management continues to monitor this portfolio closely through this economic cycle.

We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to our WSFS prime rate, the “Wall Street” prime rate or London InterBank Offered Rate (“LIBOR”), in most cases, and are adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of the credit, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial lending staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2011, $155.8 million was committed for construction loans, of which $106.3 million, or less than 4% of gross loans, was outstanding.

Construction loans involve additional risk because loan funds are advanced as construction projects progress. The valuation of the underlying collateral can be difficult to quantify prior to the completion of the construction. This is due to uncertainties inherent in construction such as changing construction costs, delays arising from labor or material shortages and other unpredictable contingencies including weather. We attempt to mitigate these risks and plan for these contingencies through additional analysis and monitoring of our construction projects. Construction loans receive independent inspections prior to disbursement of funds.

As of December 31, 2011, our construction loans totaled $106.3 million, or less than 4% of our loan portfolio.  Residential construction and land development (“CLD”), one of the hardest-hit sectors through this economic cycle, represents only $39.6 million or 1.4% of the loan portfolio. Our commercial CLD portfolio was only $45.4 million, or 1.6% of total loans and our “land hold” loans, which are land loans not currently being developed, were only $21.2 million, or less than 1% of total loans, at December 31, 2011.

The remainder of our commercial portfolio includes loans for working capital, financing equipment acquisitions, business expansion and other business purposes. These loans generally range in amounts of up to $10 million (with a few loans higher), with terms ranging from less than one year to seven years. The loans generally carry variable interest rates indexed to our WSFS prime rate, national prime rate or LIBOR, at the time of closing.

As of December 31, 2011, our commercial loan portfolio was $1.5 billion and represented 54% of our total loan portfolio.  These loans are diversified by industry, with no industry representing more than 10% of the portfolio.  There has been some weakness in this portfolio, primarily from smaller credits with most of these loans well below $1 million.  This weakness was mainly in the small business sector which has been affected by the prolonged economic downturn.

Federal law limits the extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $67.0 million), or 25% if the difference is secured by collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2011, no borrower had collective outstandings exceeding these legal lending limits.  Only three commercial relationships, when all loans related to the relationship are combined, reach outstandings in excess of $25.0 million and these relationships are collateralized by real estate, company assets, U.S. Treasuries or, in one relationship, a CD held at the Bank.

Residential Real Estate Lending.

Generally, we originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance for up to 30% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. We do not have any significant concentrations of such insurance with any one insurer. On a very limited basis, we originate or purchase loans with loan-to-value ratios exceeding 80%

without a private mortgage insurance requirement. At December 31, 2011, the balance of all such loans was approximately $3.4 million.

Generally, our residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by the Federal Home Loan Mortgage Corporation (“FHLMC”) and other secondary market participants to assure maximum eligibility for subsequent sale in the secondary market. Typically, we sell only those loans originated specifically with the intention to sell on a “flow” basis.

To protect the propriety of our liens, we require title insurance be obtained. We also require fire, extended coverage casualty and flood insurance (where applicable) for properties securing residential loans. All properties securing our residential loans are appraised by independent, licensed and certified appraisers and are subject to review in accordance with our standards.

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

The original contractual loan payment period for residential loans is normally 10 to 30 years. Because borrowers may refinance or prepay their loans without penalty, these loans tend to remain outstanding for a substantially shorter period of time. First mortgage loans customarily include “due-on-sale” clauses. This provision gives us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage.  We enforce due-on-sale clauses through foreclosure and other legal proceedings to the extent available under applicable laws.

In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically one year. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower.  We had no repurchases during the year ended December 31, 2011.

We have a very limited amount of loans originated as subprime loans, $11.0 million, at December 31, 2011 (0.40% of total loans) and no negative amortizing loans or interest-only first mortgage loans.

Consumer Lending.

Our primary consumer credit products (excluding 1st mortgage loans) are home equity lines of credit and equity-secured installment loans. At December 31, 2011, home equity lines of credit outstanding totaled $192.9 million and equity-secured installment loans totaled $74.7 million. In total, these product lines represent 92.0% of total consumer loans. Some home equity products grant a borrower credit availability of up to 100% of the appraised value (net of any senior mortgages) of their residence. Maximum loan to value (“LTV”) limits are 80% for primary residences and 75% for all other properties.  At December 31, 2011, we had total commitments to extend $326.8 million in home equity lines of credit. Home equity lines of credit offer customers potential Federal income tax advantages, the convenience of checkbook access, revolving credit features for a portion of the loan’s life and are typically more attractive in the current low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured.  The risk on products like home equity loans is mitigated as they amortize over time.

Prior to 2009, we had not observed any significant adverse experience on home equity lines of credit or equity-secured installment loans but delinquencies and net charge-offs on these products have increased over the past three years, mainly as a result of the deteriorating economy, job losses and declining home values.

    The following table shows our consumer loans at year-end, for the last five years.

	At December 31,
	2011		2010		2009		2008		2007
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
		Consumer		Consumer		Consumer		Consumer		Consumer
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)

Equity secured installment loans	$74,721	25.7%	$82,188	26.5%	$102,727	34.2%	$131,550	44.3%	$147,551	53.0%
Home equity lines of credit	192,917	66.3	205,244	66.3	177,407	59.0	141,678	47.8	107,912	38.8
Automobile	1,011	0.3	1,097	0.4	1,135	0.4	1,134	0.4	1,159	0.4
Unsecured lines of credit	8,378	2.9	7,758	2.5	7,246	2.4	6,779	2.3	5,972	2.1
Other	13,952	4.8	13,435	4.3	12,133	4.0	15,587	5.2	15,678	5.7

Total consumer loans	$290,979	100.0%	$309,722	100.0%	$300,648	100.0%	$296,728	100.0%	$278,272	100.0%

Loan Originations, Purchases and Sales.

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

During 2011, we originated $238.8 million of residential real estate loans. This compares to originations of $290.7 million in 2010. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. Purchases of residential real estate loans from correspondents and brokers, primarily in the mid-Atlantic region totaled $2.3 million for the year ended December 31, 2011 and $10.0 million for 2010. Residential real estate loan sales totaled $107.4 million in 2011 and $153.1 million in 2010.  We sell certain newly originated mortgage loans in the secondary market primarily to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment consistent with our current asset/liability management strategies.

At December 31, 2011, we serviced approximately $176.1 million of residential mortgage loans for others compared to $221.2 million at December 31, 2010. We also serviced residential mortgage loans for our own portfolio totaling $274.1 million and $308.9 million at December 31, 2011 and 2010, respectively.

We originate commercial real estate and commercial loans through our commercial lending division. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2011, we originated $897.6 million of commercial and commercial real estate loans compared with $576.9 million in 2010. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial real estate loan portfolio, typically through loan participations. Commercial real estate loan sales totaled $16.7 million and $34.5 million in 2011 and 2010, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans.

Our consumer lending activity is conducted mainly through our branch offices. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.

During 2006, we began to offer reverse mortgages to our customers. The Bank’s activity has been limited to acting as a correspondent originator for these loans.  These reverse mortgages are government insured.  During 2011 we originated, and sold, $8.8 million in reverse mortgages compared to $18.6 million during 2010.

During the latter part of 2009, due to market conditions, we decided to conduct an orderly wind-down of our 1st Reverse Financial Services, LLC (“1st Reverse”) operations (discussed further in Note 21 of the Consolidated Financial Statements), which specialized in originating, and subsequently, selling government approved and insured reverse mortgage loans nationwide.

All loans to one borrowing relationship exceeding $3.5 million must be approved by the Senior Management Loan Committee (“SLC”). The Executive Committee of the Board of Directors (“EC”) reviews the minutes of the SLC meetings. They also approve individual loans exceeding $5 million for customers with less than one year of significant loan history with the Bank and loans in excess of $7.5 million for customers with established borrowing relationships. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a “House Limit” to one borrowing relationship of $25 million.  In rare circumstances, we will approve exceptions to the “House Limit” and our policy allows for only ten such relationships.  Currently we have five relationships exceeding this limit.  Those five relationships were approved to exceed the “House Limit” because of a combination of: the relationship contained several loans/borrowers that have no economic relationship (typically real estate investors with amounts diversified across a number of properties); the credit profile was deemed strong; and a long relationship history with the borrower(s).

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

Most loan fees are not recognized in the Consolidated Statement of Operations immediately, but are deferred as adjustments of yield in accordance with U.S. generally accepted accounting principles and are reflected in interest income. Those fees represented interest income of $1.2 million, $671,000, and $944,000 during 2011, 2010, and 2009, respectively.  Fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties.  The overall increase in fee income was the result of the growth in certain loan categories during 2011.

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

We endeavor to manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Loan Administration and Risk Management Department monitors the asset quality of our loan and investment in real estate portfolios and reports such information to the Credit Policy Committee, the Audit Committee and Executive Committee of the Board of Directors and the Bank’s Controller’s Department.

SOURCES OF FUNDS

We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee and Investment Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2011, net loan growth resulted in the use of $189.7 million in cash. The loan growth was primarily due to our continued success increasing corporate and small business lending. We expect this trend to continue. While our loan-to-deposit ratio had been well above 100% for many years, during the past two years we made significant progress in decreasing this ratio through increased deposit growth.  As a result of this growth, our loan-to-total customer funding ratio was 94%, exceeding our 2012 strategic goal of 100% well ahead of schedule.  We have significant experience managing our funding needs through both borrowings and deposit growth.

As a financial institution, we have access to several sources of funding. Among these are:

•	Deposit growth
•	Brokered deposits
•	Borrowing from the Federal Home Loan Bank (“FHLB”)
•	Federal Reserve Discount Window access
•	Other borrowings such as repurchase agreements
•	Cash flow from securities and loan sales and repayments
•	Net income

Our recent branch expansion and renovation program has been focused on expanding our retail footprint in Delaware and southeastern Pennsylvania and attracting new customers in part to provide additional deposit growth. Customer deposit growth (deposits excluding brokered CDs) was strong, equaling $285.7 million, or 11%, during 2011.

Deposits. WSFS is the largest independent full-service bank and trust institution headquartered and operating in Delaware. The Bank primarily attracts deposits through its retail branch offices and loan production offices, in Delaware’s New Castle, Sussex and Kent counties, as well as nearby southeastern Pennsylvania and Annandale, Virginia.

We offer various deposit products to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposits. In addition, we accept “jumbo” certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

Our growth in total deposits (including brokered CDs) of $324.5 million, or 12%, during 2011 compares favorably to the national average growth rate of 7% based on a recent Federal Reserve statistical release (FRB: H.8 Release dated February 17, 2012).

The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2011:

December 31,
Maturity Period	2011
(In Thousands)

Less than 3 months	$99,799
Over 3 months to 6 months	42,314
Over 6 months to 12 months	93,702
Over 12 months	81,489
$317,304

Borrowings. We utilize the following borrowing sources to fund operations:

Federal Home Loan Bank Advances

As a member of the Federal Home Loan Bank of Pittsburgh, we are able to obtain Federal Home Loan Bank (“FHLB”) advances. Outstanding advances from the FHLB of Pittsburgh had rates ranging from 0.14% to 4.45% at December 31, 2011. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. We are required to purchase and hold shares of capital stock in the FHLB of

Pittsburgh in an amount at least equal to 4.60% of our borrowings from them, plus 0.35% of our member asset value.  As of December 31, 2011, our FHLB stock investment totaled $35.8 million.

At December 31, 2011, we had $538.7 million in FHLB advances with a weighted average rate of 1.49%.  Included in this balance are $33.5 million of prior long-term advances with a weighted average rate of 4.22% that will mature in the second quarter of 2012.

In December 2008, the FHLB of Pittsburgh announced the suspension of both dividend payments and the repurchase of capital stock until such time as it becomes prudent to reinstate both. We received no dividends from the FHLB of Pittsburgh during 2011, 2010 or 2009.  However the FHLB did repurchase $1.8 million of its capital stock in both 2011 and 2010.  However, in February of 2012 the FHLB of Pittsburgh declared and paid a 0.10% dividend on capital stock and approved additional repurchases of capital stock during the first quarter of 2012.

The FHLB of Pittsburgh is rated AA+, has a very high degree of government support and was in compliance with all regulatory capital requirements as of December 31, 2011.  Based on these and other factors, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of December 31, 2011.

Trust Preferred Borrowings

In 2005, we issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2011 and 2010, we purchased federal funds as a short-term funding source. At December 31, 2011, we had purchased $25.0 million in federal funds at a rate of 0.38%, compared to $75.0 million in federal funds at a rate of 0.38% at December 31, 2010.

During 2011, we sold securities under agreements to repurchase as a funding source. At December 31, 2011, we sold $25.0 million of securities sold under agreements to repurchase with fixed rates of 2.98% and a scheduled maturity of January 1, 2015.  The underlying securities were mortgage-backed securities with a book value of $29.9 million as of December 31, 2011.

Temporary Liquidity Guarantee Program Debt

In October 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced a new program—the Temporary Liquidity Guarantee Program (“TLGP”)—to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. In February 2009, we completed an offering of $30 million of qualifying senior bank notes covered by the TLGP. These borrowings matured and were repaid in February of 2012.

PERSONNEL

As of December 31, 2011, we had 767 full-time equivalent Associates (employees).  The Associates are not represented by a collective bargaining unit.  We believe our relationship with our Associates is very good, as evidenced by being named a “Top Workplace” by an independent survey of our Associates for the last six years.

REGULATION

Overview

We are subject to extensive federal and state banking laws, regulations, and policies that are intended primarily for the protection of depositors, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not for the protection of our other creditors and shareholders. We have historically been examined, supervised and regulated primarily by the Office of Thrift Supervision (“OTS”). Effective July 21, 2011, the OTS was eliminated and the Office of the Comptroller of the Currency (“OCC”) became our Bank’s primary regulator and the Federal Reserve became the Company’s primary regulator.

The statutes enforced by, and regulations and policies of, these agencies affect most aspects of our business, including prescribing permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of our activities and various other requirements.

Our deposits are insured by the FDIC to the fullest extent allowed. As an insurer of bank deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of all institutions to which it provides deposit insurance.

Financial Reform Legislation

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The new law also established an independent federal consumer protection bureau within the Federal Reserve. The following discussion summarizes significant aspects of the new law that may affect us. Significant implementing regulations have not been promulgated and therefore we cannot determine the full impact on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of our Bank:

•	The OTS was eliminated. The federal thrift charter has been preserved under OCC jurisdiction.

•
A new independent Consumer Financial Protection Bureau has been established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like our Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•
Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated, subject to various grandfathering and transition rules. Our trust preferred securities are grandfathered under this legislation.

•	The prohibition on payment of interest on demand deposits has been repealed.

•
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance had been permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through December 31, 2012.

•	The deposit insurance assessment base has been changed to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act are related to the operations of our Company:

•	Authority over savings and loan holding companies has been transferred to the Federal Reserve.

•
Leverage capital requirements and risk-based capital requirements applicable to depository institutions and bank holding companies have been extended to thrift holding companies following a five year grace period.

•
The Federal Deposit Insurance Act (“FDIA”) was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•
The Federal Reserve can require a grandfathered unitary thrift holding company that conducts commercial or manufacturing activities or other nonfinancial activities in addition to financial activities to conduct all or part of its financial activities in an intermediate savings and loan holding company.

•
The SEC was authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board. Proposed regulations of the SEC in this regard were struck down by the D.C. Circuit Court.  The SEC has proceeded however, in adopting revisions to Rule 14a-8 under the Exchange Act which may facilitate shareholder nominations in the future.

•
Public companies will be required to provide their shareholders with a nonbinding vote (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	Additional provisions, including some not specifically aimed at thrifts and thrift holding companies, may nonetheless have an impact on us.

Some of these provisions have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. We expect that the Dodd-Frank Act will continue to increase our operating and compliance costs.  The specific impact of the Dodd-Frank Act on our current activities or new financial activities will be considered in the future, and our financial performance and the markets in which we operate will continue to depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act continue to be subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry in general.

Regulation of the Company

General. We are a registered savings and loan holding company and have historically been subject to the regulation, examination, supervision and reporting requirements of the OTS. As result of the Dodd-Frank

Act, effective July 21, 2011, all of the regulatory functions related to us, as a savings and loan holding company that had been under the jurisdiction of the OTS, transferred to the Federal Reserve.

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

Restrictions on Acquisitions. Federal law generally prohibits a savings and loan holding company, without prior regulatory approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve.

The Federal Reserve may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Regulation of WSFS Bank

General. As a federally chartered savings institution, the Bank was historically subject to regulation by the OTS. On July 21, 2010, regulation of the Company shifted to OCC.  The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

Regulatory Capital Requirements. Under capital regulations, savings institutions must maintain “tangible” capital equal to 1.5% of adjusted total assets, “Tier 1” or “core” capital equal to 4% of adjusted total assets, and “total” capital (a combination of core and “supplementary” capital) equal to 8% of risk-weighted assets. In addition, regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0%. For purposes of these regulations, Tier 1 capital has the same definition as core capital.

The capital rule defines Tier 1 or core capital as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits of mutual institutions and “qualifying supervisory goodwill,” less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets except for limited amounts of mortgage servicing assets. The capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2011, the Bank was in compliance with both the core and tangible capital requirements.

The risk weights assigned by the risk-based capital regulation range from 0% for cash and U.S. government securities to 100% for consumer and commercial loans, non-qualifying mortgage loans, property acquired through foreclosure, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, non-withdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution’s reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2011, the Bank was in compliance with the risk-based capital requirements.

Dividend Restrictions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions that are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the Board declares a dividend or approves a capital distribution.

An institution that either before or after a proposed capital distribution fails to meet its then-applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OCC. In addition, the OCC may prohibit a proposed capital distribution, which would otherwise be permitted by OCC regulations, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Our Bank is currently not in default in any assessment payment to the FDIC.

Insurance of Deposit Accounts. The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action.

Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000 and extended the unlimited deposit insurance coverage for non interest-bearing transaction accounts through December 31, 2012.  Prior to the Dodd-Frank Act, the unlimited coverage for non-interest-bearing deposit accounts had been provided on a temporary basis pursuant to the FDIC’s Transaction Account Guarantee Program established in October, 2008.  Institutions had been able to opt out of the provisions of the Transaction Account Guarantee Program but those that chose to participate were assessed an additional fee. The Transaction Account Guarantee Program expired on December 31, 2010.  The unlimited coverage is now applicable to all institutions and there is no longer a separate assessment.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments. Under the system that was in place through March 31, 2011, each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate that is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt, with less risky institutions paying lower assessments. In 2009, the FDIC required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments.  This prepayment did not immediately affect our earnings. The prepaid assessment was recorded as a nonearning asset and the actual risk-based premium payments were recorded at the end of each quarter. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

On February 7, 2011, the FDIC issued a final rule to implement changes to its assessment base used to determine risk-based premiums for insured depository institutions as required under the Dodd-Frank Act and also changed the risk-based pricing system necessitated by changes to the assessment base. These changes took effect for the quarter beginning April 1, 2011.  Under the revised system, the assessment base was changed to equal average consolidated total assets less average tangible equity.  Institutions other than large and highly complex institutions are placed in one of four risk categories.

The FDIC assessment rates range from approximately 5 basis points to 35 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to applicable adjustments for unsecured debt and brokered deposits). If the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points.

Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.

The FDIC may terminate the deposit insurance of any insured depository institution, including us, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. Management is not aware of any existing circumstances that would result in termination of our deposit insurance.

Federal Reserve System. Pursuant to regulations of the Federal Reserve, a savings institution must maintain reserves against their transaction accounts. As of December 31, 2011, no reserves were required to be maintained on the first $11.5 million of transaction accounts, reserves of 3% were required to be maintained against the next $59.5 million of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

ITEM 1A. RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all-inclusive list and the order is not intended as an indicator of the level of importance.

We may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect our earnings.

Market developments significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the levels imposed in 2010. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

The prolonged deep recession, difficult market conditions and economic trends have adversely affected our industry and our business and may continue to do so.

We are particularly exposed to downturns in the Delaware, Mid-Atlantic and overall U.S. housing market. Continued declines in the housing market combined with a weak economy and elevated unemployment, have negatively impacted the credit performance of mortgage, construction and other loans that resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General flat to downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

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

Our nonperforming assets and problem loans are at an elevated level.  Significant increases from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $91.7 million at December 31, 2011, which is an increase of $55.9 million, or 156%, over the $35.8 million in nonperforming assets at December 31, 2008 and down slightly from December 31, 2010.  Our nonperforming assets adversely affect our net income in various ways.  We do not record interest income on nonaccrual loans and assets acquired through foreclosure.  We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses.  From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure.  The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities.  Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings.

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on the general economic conditions in the State of Delaware, southeastern Pennsylvania and northern Virginia, as a large portion of our loans are to customers in this market. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a continuation of the decline in real estate valuations in these markets would lower the value of the collateral securing those loans. In addition, continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect demand for loans, the performance of our borrowers and our financial results.

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

Our commercial loan portfolio, which includes commercial and industrial loans and commercial real estate loans, totaled $2.2 billion at December 31, 2011, comprising 81% of total loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would hurt our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, and the effects of general economic conditions on income-producing properties. A significant portion of our commercial real estate and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily to protect depositors, the public, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not our shareholders. We have historically been subject to the regulation and supervision of the OTS. The Federal Reserve became the primary federal regulator for the Company and the OCC became the Bank’s primary regulator effective July 21, 2011. The banking laws, regulations and policies applicable to us govern matters ranging from the regulation of certain debt obligations, changes in the control of us and the maintenance of adequate capital to the general business operations conducted by us, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices and the maximum interest rate that may be charged by law.

We are subject to changes in federal and state banking statutes, regulations and governmental policies, and the interpretation or implementation of them. Regulations affecting banks and other financial institutions in particular are undergoing continuous review and frequently change and the ultimate effect of such changes cannot be predicted. Since we recently changed regulators, this risk is particularly heightened with us.  Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any changes in any federal and state law, as well as regulations and governmental policies could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. In addition, federal and state banking regulators have broad authority to supervise our banking business, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation or administrative order. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

            Recent legislative and regulatory actions may have a significant adverse effect on our operations. The Dodd-Frank Act has and will continue to result in sweeping changes in the regulation of financial institutions. As a result of this legislation, we face the following changes, among others:

•	The OTS has been eliminated and the OCC became the primary regulator. The federal thrift charter has been preserved under OCC jurisdiction.

•
A new independent Consumer Financial Protection Bureau has been established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like our Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•
Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated, subject to various grandfathering and transition rules. Our trust preferred securities are grandfathered under this legislation.

•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby generally permitting depository institutions to pay interest on all deposit accounts

•
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance had been permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through January 1, 2013.

•	Deposit insurance assessment base calculation will equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the deposit insurance fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

•	Authority over savings and loan holding companies has been transferred to the Federal Reserve.

•
Leverage capital requirements and risk-based capital requirements applicable to depository institutions and bank holding companies have been extended to thrift holding companies following a five year grace period.

•
The Federal Deposit Insurance Act (“FDIA”) was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•
The Federal Reserve can require a grandfathered unitary thrift holding company that conducts commercial or manufacturing activities or other nonfinancial activities in addition to financial activities to conduct all or part of its financial activities in an intermediate savings and loan holding company.

•	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board.

•
Public companies will be required to provide their shareholders with a nonbinding vote (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	Additional provisions, including some not specifically aimed at thrifts and thrift holding companies, will nonetheless have an impact on us.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues and changing the activities in which we choose to engage. Many of these and other provisions of the Dodd-Frank Act remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. We may be forced to invest significant management attention and resources to make any necessary changes related to the Dodd-Frank Act and any regulations promulgated thereunder, which may adversely affect our business, results of operations, financial condition or prospects. We cannot predict the specific impact and long-term effects the Dodd-Frank Act and the regulations promulgated thereunder will have on our financial performance, the markets in which we operate and the financial industry generally.

In addition to changes resulting from the Dodd-Frank Act, recent proposals published by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. In July and December 2009, the Basel Committee published proposals relating to enhanced capital requirements for market risk and new capital and liquidity risk requirements for banks. On September 12, 2010, the Basel Committee announced an agreement on additional capital reforms that increases required Tier 1 capital and minimum Tier 1 common equity capital and requires banks to maintain an additional capital conservation buffer during times of economic prosperity. While the ultimate implementation of these proposals in the United States is subject to the discretion of U.S. bank regulators, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital, including through sales of common stock or other securities that may be dilutive to our shareholders. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

Lastly, in late 2011, in conjunction with our change in regulators, we undertook a project to reduce the number of Pass grades in our loan rating system with a goal of recalibrating our loan rating classifications to current Office of the Comptroller of Currency and Federal Reserve Board standards and to better classify our Pass and Criticized loan categories.  This resulted in the elimination of our last Pass grade or our “pass/watch” grade.  The result of this grade elimination resulted in $67 million of previous “pass/watch” loans being reclassified to Criticized or Classified, with none going to nonaccrual status.  The impact of this project contributed to an incremental $2.1 million to the provision and allowance for loan losses in 2011.  As the OCC and the Bank become more familiar with each other, we cannot be certain there won’t be additional changes to our risk rating system in the future.  Additional recalibration of our risk rating categories may result in additional migration in loan ratings due to rewording differences in rating categories.  Any of these changes may have a material adverse effect on our future results of operations and financial position.

WSFS Bank has entered into a memorandum of understanding.

In December 2009, WSFS Bank entered into an informal memorandum of understanding (the “Understanding”) with our primary regulator. An Understanding is characterized by bank regulatory agencies as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder response than a formal regulatory action.

In accordance with the terms of the Understanding, WSFS Bank agreed, among other things, to: (i) adopt and implement a written plan to reduce criticized assets; (ii) review and revise its policies regarding the identification, monitoring and managing the risks associated with loan concentrations for certain commercial loans and reduce concentration limits of such loans; (iii) review and revise credit administration policies and dedicate additional staffing resources to this department; (iv) implement a revised internal review program; (v) obtain prior regulatory approval before increasing the amount of brokered deposits; and (vi) approve a written strategic business plan and compliance plan concerning the exercise of fiduciary powers.

We are committed to expeditiously addressing and resolving all the issues raised in the Understanding and management believes that we are in compliance with all provisions of the MOU, except for completion of the further reduction of criticized assets. However, under the provisions of the Dodd-Frank Act, we have new regulators who are not familiar with the Bank or our management.  As a result, there can be no assurance our new regulators will agree with the view of management as to the Bank’s progress on the Understanding.

A material failure to comply with the terms of the Understanding could subject the Bank to additional regulatory actions and further regulation, or result in a formal action or constraints on the Bank’s business, any of which may have a material adverse effect on our future results of operations and financial condition.

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

The securities purchase agreement we entered into with Treasury permits Treasury to unilaterally amend the terms of the securities purchase agreement to comply with any changes in federal statutes after the date of its execution. These additional restrictions may impede our ability to attract and retain qualified executive officers or cause other costs or hardships for us. The terms of the CPP also restrict our ability to increase dividends on our common stock and undertake stock repurchase programs. Congress may impose additional restrictions in the future which may also apply retroactively. These restrictions may have a material adverse effect on our operations, revenue and financial condition, on the ability to pay dividends, our ability to attract and retain executive talent and restricts our ability to increase our cash dividends or undertake stock repurchase programs.

We are subject to liquidity risk.

Liquidity is essential to our business, as we use cash to fund loans and investments and other interest-earning assets and deposit withdrawals that occur in the ordinary course of our business. Our principle sources of liquidity include customer deposits, Federal Home Loan Bank borrowings, brokered CDs, sales of loans held for sale, repayments to the Bank of loans it makes to borrowers and paydowns and sales of investment securities. If our ability to obtain funds from these sources becomes limited or the costs to us of those funds increases, whether due to factors that affect us specifically, including our financial performance or the imposition of regulatory restrictions on us, or due to factors that affect the capital markets or other events, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then, our ability to meet our obligations or grow our banking business would be adversely affected and our financial condition and results of operations could be harmed.

The market value of our mortgage-backed securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying collateral.

As of December 31, 2011, we owned mortgage-backed securities classified as available-for-sale with an aggregate historical cost of $810.7 million and an estimated fair value of $829.2 million.  Future changes in interest rates or the credit quality and strength of the underlying issuers or collateral may reduce the market value of these and other securities.

Our net interest income varies as a result of changes in interest rates as well as changes in interest rates across the yield curve. When interest rates are low, borrowers have an incentive to refinance into mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our securities to experience faster prepayments. Increases in prepayments on our portfolio will cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in interest income, which may negatively impact our results of operations and financial position.

In addition, our portfolio of securities is subject to risk as a result of credit quality and the strength of the underlying issuers or their related collateral.  Any decrease in the value of the underlying collateral will likely decrease the overall value of our securities, affecting the Company’s equity and possibly impacting earnings.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions.  At December 31, 2011, we had $34.3 million of goodwill and intangible assets.  We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although we have determined that goodwill and other intangible assets were not impaired during 2011, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of the goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

Our Cash Connect Division relies on multiple financial and operational controls to track and settle the cash it provides to its customers in the ATM industry.

            The profitability of Cash Connect is reliant upon its ability to accurately and efficiently distribute, track, and settle large amounts of cash to its customers’ ATMs.  This depends on the successful implementation and monitoring of a comprehensive series of financial and operational controls. These controls are designed to help prevent, detect, and recover any potential loss of funds.  These controls require the implementation and maintenance of complex proprietary software, the ability to track and monitor an extensive network of armored car companies, and to settle large amounts of electronic funds transfer (“EFT”) funds from various ATM networks. It is possible for those associated with armored car companies, ATM networks and processors, ATM operators, or other parties to misappropriate funds belonging to Cash Connect.  Cash Connect has experienced such occurrences in the past. It is possible Cash Connect would not have established proper policies, controls or insurance and, as a result, any misappropriation of funds could result in an impact to earnings.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  There is no assurance that any such events would not materially and adversely affect our results of operations.

Our recent business strategy included significant investment in growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth and investment in branch infrastructure effectively.

We have pursued a significant growth strategy for our business. Our growth initiatives have required us to recruit experienced personnel to assist in such initiatives. Accordingly, the failure to retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, as we expand our lending beyond our current market areas, we could incur additional risk related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

The weak economy and low demand for credit may impact our ability to successfully execute our growth plan.  It could adversely affect our business, financial condition, results of operations, reputation and growth prospects. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

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

The recent downgrade of the U.S. Government’s credit rating by Standard & Poor’s could result in economic uncertainty and a significant rise in interest rates, either of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future U.S. Government spending levels. Notwithstanding the passage of this legislation, there remains uncertainty about whether and when the U.S. Government will implement contemplated budget cuts, which has resulted in continued concerns that the U.S. Government could default on its obligations in the future. On August 5, 2011, Standard & Poor’s downgraded the U.S. Government’s credit rating for the first time in history as a result of its belief that the legislation was inadequate to address the country’s growing debt burden. Standard & Poor’s decision to downgrade the U.S. Government’s credit rating could create broader financial and global banking turmoil and uncertainty and could lead to a significant rise in interest rates. These events could cause the interest rates on our borrowings and our cost of capital to increase significantly and negatively impact performance of our investment portfolio. These adverse consequences could also extend to our customers and, as a result, could materially and adversely affect the ability of our borrowers to continue to pay their obligations as they become due and our ability to continue to originate loans on favorable terms. These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. Government’s credit rating in the future. Furthermore, the downgrade of the U.S. Government’s credit rating could result in significant volatility in global stock markets, which could cause the market price of our common stock to decrease significantly. Any of these outcomes could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act, which was signed into law on July 21, 2010. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers. Consequently, our business, results of operations, financial condition or prospects may be adversely and materially affected.

We may elect or need to seek additional capital in the future, but that capital may not be available when needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In the future, we may elect to or need to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on acceptable terms, or at all. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth could be materially impaired.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

From time to time, and particularly in the recent economic downturn, and negative sentiment towards banks, we have and may become party to various litigation claims and legal proceedings. Management evaluates these claims and proceedings to assess the likelihood of unfavorable outcomes and estimates, if possible, the amount of potential losses. We may establish a reserve, as appropriate, based upon our assessments and estimates in accordance with accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on the judgment of our management with respect to those assessments, estimates and disclosures. Actual outcomes or losses may differ materially from assessments and estimates, which could adversely affect our reputation, financial condition and results of operations.

Our Christiana Trust division derives the majority of its revenue from noninterest income which consists of trust, investment and other servicing fees.  This business unit is subject to a number of risks which could impact its earnings or the company’s capital.   Among the risks are operational, compliance, reputational, fiduciary, business and strategic risks.

Operational or compliance risk entails inadequate or failed internal processes, people and systems or changes driven by external events.  Success in this business segment is highly dependent on reputation.  Damage to the Christiana Trust division’s or the company’s reputation from negative opinion in the marketplace could adversely impact both revenue and net income.  Such results could also be effected by the adverse effects of business decisions made by management or the board, improper implementation of business decisions by management or unexpected external events.  Unforeseen or unrecognized developments in the marketplace in which Christiana Trust operates could also negatively affect results.

This business segment is also subject to many other risks and uncertainties including:

•
The health  of the US and International economies, soundness of financial institutions and other counterparties with which the Christiana Trust division conducts business, changes in trading volumes or in the financial markets in general, including the debt and equity markets or in client portfolios  whose values directly impact revenue, the effect of governmental actions on the Christiana Trust division, its competitors and counterparties and financial markets: changes in the regulatory environment and changes in tax laws, accounting requirements or interpretations that affect the Christiana Trust division or its clients.

•
In addition, changes in the nature and activities of Christiana Trust division’s competition, success in maintaining existing business, continuing to generate new business, identifying and penetrating targeted markets,  managing compliance with legal, tax, regulatory requirements, maintaining a business mix with acceptable margins, the continuing ability to generate investment results that satisfy its clients and attract prospective clients, success in recruiting and retaining the necessary personnel to support business growth and maintain sufficient expertise to support complex products and services and management’s ability to effectively address risk management practices and controls, address operating risks including human errors or omissions, pricing or valuation of securities, fraud, system performance, systems interruptions or breakdowns in processes or internal controls, and success in controlling expenses all may have negative impact on operating results.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation and inhibit current and potential customers from our Internet banking services. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. We continue to investigate cost effective measures as well as insurance protection.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location and certain additional information regarding our offices and other material properties as of December 31, 2011:

			Net Book Value of Property or Leasehold Improvements (1)

	Owned/ Leased	Date Lease Expires		Deposits
Location
			(In Thousands)
WSFS Bank Center Branch	Leased	2025	$650	$958,658
Main Office
500 Delaware Avenue
Wilmington, DE 19801
Union Street Branch	Leased	2013	62	58,830
211 North Union Street
Wilmington, DE 19805
Fairfax Shopping Center	Leased	2048	1,109	96,163
2005 Concord Pike
Wilmington, DE 19803
Branmar Plaza Shopping Center Branch (2)	Leased	2013	N/A	N/A
1812 Marsh Road
Wilmington, DE 19810
Prices Corner Shopping Center Branch	Leased	2023	439	108,998
3202 Kirkwood Highway
Wilmington, DE 19808
Pike Creek Shopping Center Branch	Leased	2015	397	122,310
4730 Limestone Road
Wilmington, DE 19808
University Plaza Shopping Center Branch	Leased	2041	1,078	57,222
100 University Plaza
Newark, DE 19702
College Square Shopping Center Branch	Leased	2026	206	135,798
115 College Square Drive
Newark, DE 19711
Airport Plaza Shopping Center Branch	Leased	2013	499	76,577
144 N. DuPont Hwy.
New Castle, DE 19720
Stanton Branch	Leased	2016	12	42,310
Inside ShopRite
1600 W. Newport Pike
Wilmington, DE 19804
Glasgow Branch	Leased	2012	15	39,078
2400 Peoples Plaza
Routes 40 & 896
Newark, DE 19702
Middletown Crossing Shopping Center	Leased	2027	625	65,078
400 East Main Street
Middletown, DE 19709

			Net Book Value of Property or Leasehold Improvements (1)
	Owned/ Leased	Date Lease Expires
				Deposits
Location
			(In Thousands)
Dover Branch	Leased	2060	$398	$12,091
Dover Mart Shopping Center
290 South DuPont Highway
Dover, DE 19901
West Dover Loan Office (3)	Leased	2019	4	10
Greentree Office Center
160 Greentree Drive
Suite 103 & 105
Dover, DE 19904
Blue Bell Loan Office	Leased	2012	11	5,226
721 Skippack Pike
Suite 101
Blue Bell, PA 19422
Glen Mills Branch	Leased	2040	1,553	20,417
395 Wilmington-West Chester Pike
Glen Mills, PA 19342
Brandywine Branch	Leased	2014	4	35,791
Inside Safeway Market
2522 Foulk Road
Wilmington, DE 19810
Operations Center (4)	Owned		550	N/A
2400 Philadelphia Pike
Wilmington, DE 19703
Longwood Branch	Leased	2015	25	17,692
826 East Baltimore Pike
Suite 7
Kennett Square, PA 19348
Holly Oak Branch	Leased	2015	7	27,710
Inside Super Fresh
2105 Philadelphia Pike
Claymont, DE 19703
Hockessin Branch	Leased	2030	521	112,793
7450 Lancaster Pike
Wilmington, DE 19707
Lewes LPO	Leased	2018	56	46,803
Southpointe Professional Center
1515 Savannah Road, Suite 103
Lewes, DE 19958
Fox Run Shopping Center Branch	Leased	2025	674	93,244
210 Fox Hunt Drive
Route 40 & 72
Bear, DE 19701

			Net Book Value of Property or Leasehold Improvements (1)
	Owned/ Leased	Date Lease Expires
				Deposits
Location
			(In Thousands)
Camden Town Center Branch	Leased	2049	$742	$44,046
4566 S. DuPont Highway
Camden, DE 19934
Rehoboth Branch	Leased	2029	712	53,201
Lighthouse Plaza
19335 Coastal Highway
Rehoboth, DE 19771
West Dover Branch	Owned		2,057	40,161
1486 Forest Avenue
Dover, DE 19904
Longneck Branch	Leased	2026	1,006	37,047
25926 Plaza Drive
Millsboro, DE 19966
Smyrna Branch	Leased	2048	1,041	44,720
Simon’s Corner Shopping Center
400 Jimmy Drive
Smyrna, DE 19977
Oxford, LPO	Leased	2017	4	10,055
59 South Third Street
Suite 1
Oxford, PA 19363
Greenville Branch	Owned		1,998	388,868
3908 Kennett Pike
Greenville, DE 19807
WSFS Bank Center (5)	Leased	2025	2,603	N/A
500 Delaware Avenue
Wilmington, DE 19801
Annandale, LPO	Leased	2017	3	2,404
7010 Little River Tnpk.
Suite 330
Annandale, VA 22003
Oceanview Branch	Leased	2024	1,129	23,367
69 Atlantic Avenue
Oceanview, DE 19970
Selbyville Branch	Leased	2013	32	8,135
38394 DuPont Boulevard
Selbyville, DE 19975
Lewes Branch	Leased	2028	253	25,865
34383 Carpenters Way
Lewes, DE 19958
Millsboro Branch	Leased	2029	1,049	11,990
26644 Center View Drive
Millsboro, DE 19966

			Net Book Value of Property or Leasehold Improvements (1)
	Owned/ Leased	Date Lease Expires
Location				Deposits

			(In Thousands)
Concord Square Branch	Leased	2016	$37	$36,235
4401 Concord Pike
Wilmington, DE 19803
Crossroads Branch (6)	Leased	2013	34	17,420
2080 New Castle Avenue
New Castle, DE 19720
Delaware City Branch	Owned		98	8,420
145 Clinton Street
Delaware City, DE 19706
West Newark Branch	Leased	2040	1,457	3,698
201 Suburban Plaza
Newark, DE 19711
Lantana Shopping Center Branch (7)	Leased	2050	41	N/A
6274 Limestone Road
Hockessin, DE 19707
West Chester Branch	Leased	2047	80	8,083
400 East Market Street
West Chester, PA 19380
Edgemont Branch	Leased	2040	1,364	12,835
5000 West Chester Pike
Newtown Square, PA 19073
Branmar Branch	Leased	2061	1,145	130,027
1712 Foulk Road
Wilmington, DE 19810
Trolley Square	Leased	2041	300	41,819
9A Trolley Square
Wilmington, DE 19806
Milford	Leased	2015	63	4,014
688 North DuPont Highway
Milford, DE 19963
Seaford	Leased	2036	127	1,784
22820 Sussex Highway
Sussex Commons Shopping Center
Unit 19
Seaford, DE 19963
Media	Leased	2022	185	7,596
100 East State Street
Media, PA 19063
Plymouth Meeting	Leased	2016	18	40,715
450 Plymouth Road
Suite 306
Plymouth Meeting, PA 19462

			Net Book Value of Property or Leasehold Improvements (1)
	Owned/ Leased	Date Lease Expires
Location				Deposits

			(In Thousands)
Midway Shopping Center (8)	Leased	2062	$373	N/A
4601 Kirkwood Highway
Wilmington, DE 19808
Cash Connect	Leased	2021	N/A	N/A
White Clay Mill
500 Creek View Road
Suite 100
Newark, DE 19711
Operations Center (9)	Leased	2027	167	N/A
Silverside - Carr Corporate Center
409 Silverside Road
Wilmington, DE 19809
Cypress Capital Management	Leased	2013	3	N/A
1220 Market Street
Suite 704
Wilmington, DE 19801
Delaware Avenue Office	Leased	2012	-	N/A
300 Delaware Avenue
Suite 714
Wilmington, DE 19801
Greenville Wealth Management Center	Leased	2012	318	N/A
3801 Kennett Pike
Suite C-200
Greenville, DE 19807
Las Vegas Wealth Management Center	Leased	2013	-	N/A
101 Convention Center Drive
Suite P109
Las Vegas, NV 89109
			$27,334	$3,135,304

(1) The net book value of all the investment in premise and equipment totaled $36.0 million at December 31, 2011.
(2) This office moved to a new location in 2011.
(3) Also the location of a Corporate Training Center.
(4) Expect to relocate this operations center location in 2012.
(5) Location of Corporate Headquarters.
(6) Branch is expected to close in May 2012.
(7) Branch is expected to open in April 2012.
(8) Branch is expected to open in April 2012.
(9) Expect to relocate the operations center to this location in 2012.

ITEM 3. LEGAL PROCEEDINGS

We were served with a complaint filed in U.S. Bankruptcy Court by a bankruptcy trustee relating to a former WSFS Bank customer.  The complaint challenges the Bank’s actions in exercising its rights concerning an outstanding loan and also seeks to avoid and recover the pre-bankruptcy repayment of that loan.

Management of the Bank believes it acted appropriately and is vigorously defending itself against the complaint.  No litigation reserve has been recorded as it is not yet possible to establish the probability of, or reasonably estimate, a potential loss.  Our insurance carrier has determined our future litigation defense costs are covered by an insurance policy we have for such matters.

On November 18, 2011, a purported class action was filed in the Delaware Superior Court for New Castle County.  The Complaint challenges WSFS Bank’s practices relating to its assessment and collection of overdraft fees on checking accounts.  Damages are sought for the statute of limitations period applicable to the claims made in the suit, and include restitution of overdraft fees paid to WSFS Bank, actual damages allegedly sustained by customers, punitive damages, and attorney’s fees.  This case is nearly identical to numerous other lawsuits that have been brought by a small handful of class action litigators.  We have discovered more than 120 other overdraft suits that have recently been brought against U.S. banks.  No litigation reserve has been recorded as it is not yet possible to establish the probability of, or reasonably estimate, a potential loss.

We strongly believe that our overdraft practices are fair to our customers and comply fully with all applicable laws and regulations.  We believe this suit is without merit and intend to vigorously defend the pending action.

There are no other significant pending legal proceedings involving us other than those arising out of routine operations.  Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol WSFS. At December 31, 2011, we had 1,060 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

The closing market price of our Common Stock at December 31, 2011 was $35.96.

		Stock Price Range

		Low	High	Dividends
2011	4th	$29.90	$42.20	$0.12
	3rd	30.23	44.51	0.12
	2nd	36.00	48.07	0.12
	1st	39.00	50.19	0.12
				$0.48

2010	4th	$36.37	$50.99	$0.12
	3rd	32.87	38.82	0.12
	2nd	34.05	46.00	0.12
	1st	24.86	39.80	0.12
				$0.48

COMPARATIVE STOCK PERFORMANCE GRAPH

                      The graph and table which follow show the cumulative total return on our Common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P.  Cumulative total return on our Common Stock or the indices equals the total increase in value since December 31, 2006, assuming reinvestment of all dividends paid into the Common Stock or the index, respectively.  The graph and table were prepared assuming $100 was invested on December 31, 2006 in our Common Stock and in each of the indexes.  There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below.  We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDEXES
December 31, 2006 through December 31, 2011

	Cumulative Total Return
	2006	2007	2008	2009	2010	2011

WSFS Financial Corporation	$100	$76	$73	$40	$74	$57
Dow Jones Total Market Index	100	106	67	86	100	102
Nasdaq Bank Index	100	80	63	53	60	54

ITEM 6. SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007
	(Dollars in Thousands, Except Per Share Data)
At December 31,
Total assets	$4,289,008	$3,953,518	$3,748,507	$3,432,560	$3,200,188
Net loans (1)	2,712,774	2,575,890	2,479,155	2,443,835	2,233,980
Investment securities (2) (3)	42,569	52,232	45,517	49,688	28,272
Other investments	35,765	37,790	40,395	39,521	46,615
Mortgage-backed securities (2)	829,225	713,358	681,242	498,205	496,492
Total deposits	3,135,304	2,810,774	2,561,871	2,122,352	1,827,161
Borrowings (4)	656,609	680,595	787,798	999,734	1,068,149
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Stockholders’ equity	392,133	367,822	301,800	216,635	211,330
Number of full-service branches (5)	40	36	37	35	29

For the Year Ended December 31,
Interest income	$158,642	$162,403	$157,730	$166,477	$189,477
Interest expense	32,605	41,732	53,086	77,258	107,468
Net interest income	126,037	120,671	104,644	89,219	82,009
Noninterest income	63,588	50,115	50,241	45,989	48,166
Noninterest expenses	127,477	109,332	108,504	89,098	82,031
Provision (benefit) for income taxes	11,475	5,454	(2,093)	6,950	13,474
Net Income	22,677	14,117	663	16,136	29,649
Dividends on preferred stock and
accretion of discount	2,770	2,770	2,590	-	-
Net income (loss) allocable to
common stockholders	19,907	11,347	(1,927)	16,136	29,649
Earnings (loss) per share allocable to
common stockholders:
Basic	2.31	1.48	(0.30)	2.62	4.69
Diluted	2.28	1.46	(0.30)	2.57	4.55

Interest rate spread	3.49%	3.47%	3.10%	2.94%	2.80%
Net interest margin	3.60	3.62	3.30	3.13	3.09
Efficiency ratio	66.85	63.61	69.56	65.36	62.48
Noninterest income as a percentage of
total revenue (6)	33.34	29.16	32.21	33.74	36.69
Return on average assets	0.56	0.37	0.02	0.50	0.98
Return on average equity	5.96	4.21	0.24	7.30	14.34
Average equity to average assets	9.34	8.84	7.86	6.86	6.87
Tangible equity to assets	8.41	8.52	7.73	5.88	6.52
Tangible common equity to assets	7.18	7.18	6.31	5.88	6.52
Ratio of nonperforming assets to total
assets	2.14	2.35	2.19	1.04	0.99

(1)	Includes loans held-for-sale.
(2)	Includes securities available-for-sale and trading.
(3)	Includes investments in reverse mortgages
(4)	Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(5)
WSFS opened five branches, closed one branch and relocated two branches in 2011; opened one branch, closed two branches, acquired and subsequently closed two branches in 2010; opened two branches in 2009; acquired six (keeping four open and closing two) in 2008 and opened three branches and closed one branch in 2007.

(6)	Computed on a fully tax-equivalent basis.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

WSFS Financial Corporation (“the Company,” “our Company,” “we,” “our” or “us”) is a thrift holding company headquartered in Wilmington, Delaware.  Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”). Founded in 1832, we are the seventh oldest bank and trust company in the United States continuously operating under the same name.  As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader fiduciary powers than most other financial institutions.  We have served the residents of the Delaware Valley for over 180 years.  We are the largest bank or thrift institution headquartered in Delaware, the third largest financial institution in the state on the basis of total deposits traditionally garnered in-market and among the top 100 trust companies in the country.  Our primary market area is the mid-Atlantic region of the United States, which is characterized by a diversified manufacturing and service economy. Our long-term strategy is to serve small and mid-size businesses through loans, deposits, investments, and related financial services, and to gather retail core deposits.  Our strategy of “Engaged Associates delivering Stellar Service to create Customer Advocates” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly trained, relationship oriented, friendly, knowledgeable and empowered Associates.

We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services and trust and wealth management services.  Lending activities are funded primarily with retail deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximum.  We serve our customers primarily from our 49 banking and trust offices located in Delaware (39), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com.

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

Montchanin has one consolidated subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions.  Cypress had approximately $569 million in assets under management at December 31, 2011.

RESULTS OF OPERATIONS

We recorded net income of $22.7 million for the year ended December 31, 2011, a 61% increase compared to $14.1 million for the year ended December 31, 2010, and a significant  increase from $663,000 for the year ended December 31,  2009.  Income allocable to common stockholders’ (after preferred stock dividends) was $19.9 million, or $2.28 per diluted common share (a 56% increase in diluted EPS), for the year ended December 31, 2011, compared to income allocable to common shareholders’ of $11.3 million, or $1.46 per diluted common share, and a loss of $1.9 million, or $0.30 per common share, for the years ended December 31, 2010 and 2009, respectively.  Earnings for 2011 were impacted by a lower provision for loan losses which decreased $13.9 million to $28.0 million.  In addition, fiduciary and investment management income increased $7.1 million due to the addition of the Christiana Trust division in December of 2010.  Partially offsetting these favorable items was an increase of $18.1 million in noninterest expenses during 2011.  This increase was due to added operating expenses from the addition of Christiana Trust as well as overall franchise growth including the addition of five new branches, the relocation of three branches and the addition of twelve commercial relationship managers and related support staff.

Net Interest Income.  Net interest income increased $5.3 million, or 4%, to $126.0 million in 2011 from $120.7 million in 2010, while the net interest margin remained essentially flat at 3.60% in 2011 compared to 3.62% in 2010.  The increase in net interest income was mainly due to $145.3 million of growth in average loans which increased to $2.7 billion in 2011.  During 2011 we continued our active deposit pricing management which decreased our average cost of deposits by 24 basis points to 0.81% in 2011 compared to 1.05% in 2010. In addition, Federal Home Loan Bank Advances were 92 basis points lower in 2011.  These favorable variances were partially offset by the decrease in our mortgage-backed securities portfolio yield of 119 basis points to 3.55% in 2011 compared to 4.74% in 2010.  The decrease in mortgage-backed securities yields can be attributed to high prepayments and significant sales combined with the continued low rate environment.  The yield on interest-earning assets declined by 33 basis points (0.33%), including loan yields which declined only 10 basis points (0.10%), while the rate on interest-bearing liabilities declined by 36 basis points (0.36%), including the rate on customer deposits which declined 29 basis points (0.29%).

Net interest income increased $16.1 million, or 15%, to $120.7 million in 2010 compared to $104.6 million in 2009. The increase in net interest income was due to the increase in average earning assets as well as a significant increase in net interest margin.  Average earning assets increased $157.4 million while the net interest margin for 2010 was 3.62%, up 32 basis points (0.32%) from 2009. During 2010, loan yields remained stable as the prime rate remained unchanged for a large amount of our variable rate loans.  We were able to reduce our cost of deposits through our active deposit pricing management and a shift toward lower cost core deposits from higher costing CDs and wholesale funding compared to 2009.  The yield on interest-earning assets only declined by 9 basis points (0.9%), including loan yields which declined only 6 basis points (0.06%), while the rate on interest-bearing liabilities declined by 46 basis points (0.46%), including the rate on customer deposits which declined 57 basis points (0.57%).

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

Year Ended December 31,	2011 vs. 2010			2010 vs. 2009
	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
(Dollars in Thousands)
Interest Income:
Commercial real estate loans	$267	$147	$414	$(2,084)	$542	$(1,542)
Residential real estate loans	(2,143)	(894)	(3,037)	(2,921)	(1,486)	(4,407)
Commercial loans (1)	8,992	(2,487)	6,505	5,106	(317)	4,789
Consumer loans	312	381	693	(335)	(406)	(741)
Mortgage-backed securities	1,038	(9,093)	(8,055)	8,029	(1,377)	6,652
Investment securities	(48)	(243)	(291)	(9)	(75)	(84)
FHLB Stock and deposits in other banks	—	10	10	—	6	6
Favorable (unfavorable)	8,418	(12,179)	(3,761)	7,786	(3,113)	4,673

Interest expense:
Deposits:
Interest-bearing demand	90	(120)	(30)	87	(300)	(213)
Money market	608	(2,012)	(1,404)	1,738	(2,294)	(556)
Savings	324	647	971	30	(57)	(27)
Customer time deposits	96	(2,618)	(2,522)	601	(6,165)	(5,564)
Brokered certificates of deposits	(502)	(479)	(981)	(247)	(685)	(932)
FHLB of Pittsburgh advances	431	(5,211)	(4,780)	(2,681)	(873)	(3,554)
Trust Preferred borrowings	—	(15)	(15)	—	(407)	(407)
Other borrowed funds	(506)	140	(366)	(265)	164	(101)
Unfavorable (favorable)	541	(9,668)	(9,127)	(737)	(10,617)	(11,354)
Net change, as reported	$7,877	$(2,511)	$5,366	$8,523	$7,504	$16,027

(1) The tax-equivalent income adjustment is related to commercial loans.

The following table provides information regarding the average balances of, and yields/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2011			2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance		Rate (1)	Balance		Rate (1)	Balance		Rate (1)
(Dollars in Thousands)
Assets
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$742,692	$35,174	4.74%	$737,050	$34,760	4.72%	$781,433	$36,302	4.65%
Residential real estate loans	300,081	14,335	4.78	344,140	17,372	5.05	400,561	21,779	5.44
Commercial loans	1,337,954	66,321	4.97	1,160,692	59,816	5.18	1,063,339	55,027	5.21
Consumer loans	300,703	15,092	5.02	294,288	14,399	4.89	301,234	15,140	5.03
Total loans	2,681,430	130,922	4.92	2,536,170	126,347	5.02	2,546,567	128,248	5.08
Mortgage-backed securities (4)	765,027	27,157	3.55	742,482	35,212	4.74	574,176	28,560	4.97
Investment securities (4) (5)	44,428	547	1.23	47,255	838	1.77	47,710	922	1.93
Other interest-earning assets	36,707	16	0.04	39,790	6	0.02	39,839	-	-
Total interest-earning assets	3,527,592	158,642	4.53	3,365,697	162,403	4.86	3,208,292	157,730	4.95
Allowance for loan losses	(57,325)			(61,104)			(40,731)
Cash and due from banks	65,147			59,900			57,396
Cash in non-owned ATMs	347,885			262,832			204,912
Bank-owned life insurance	63,971			60,880			59,750
Other noninterest-earning assets	123,626			107,961			94,213
Total assets	$4,070,896			$3,796,166			$3,583,832

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$329,227	$405	0.12%	$264,790	435	0.16%	$230,738	648	0.28%
Money market	724,263	2,897	0.40	625,470	4,301	0.69	430,437	4,857	1.13
Savings	355,743	1,465	0.41	240,871	494	0.21	221,913	521	0.23
Customer time deposits	765,620	13,548	1.77	761,010	16,070	2.11	739,820	21,634	2.92
Total interest-bearing customer deposits	2,174,853	18,315	0.84	1,892,141	21,300	1.13	1,622,908	27,660	1.70
Brokered certificates of deposit	201,618	816	0.40	304,397	1,797	0.59	337,394	2,729	0.81
Total interest-bearing deposits	2,376,471	19,131	0.81	2,196,538	23,097	1.05	1,960,302	30,389	1.55
FHLB of Pittsburgh advances	561,117	9,972	1.75	544,317	14,752	2.67	642,496	18,306	2.81
Trust preferred borrowings	67,011	1,375	2.02	67,011	1,390	2.05	67,011	1,797	2.64
Other borrowed funds	150,116	2,127	1.42	185,756	2,493	1.34	206,635	2,594	1.26
Total interest-bearing liabilities	3,154,715	32,605	1.03	2,993,622	41,732	1.39	2,876,444	53,086	1.85
Noninterest-bearing demand deposits	508,613			439,155			392,069
Other noninterest-bearing liabilities	27,150			27,829			33,488
Stockholders’ equity	380,418			335,560			281,831
Total liabilities and stockholders’ equity	$4,070,896			$3,796,166			$3,583,832
Excess of interest-earning assets	$372,877			$372,075			$331,848
over interest-bearing liabilities
Net interest and dividend income		$126,037			$120,671			$104,644
Interest rate spread			3.49%			3.47%			3.10%
Net interest margin			3.60%			3.62%			3.30%

(1) Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2) Nonperforming loans are included in average balance computations.
(3) Balances are reflected net of unearned income.
(4) Includes securities available-for-sale at fair value.
(5) Includes reverse mortgages.

Provision for Loan Losses. We maintain an allowance for loan losses at an appropriate level based on our assessment of the estimable and probable losses in the loan portfolio, pursuant to accounting literature, which is discussed further in the “Nonperforming Assets” section of this Management’s Discussion and Analysis.  Our evaluation is based upon a review of the portfolio and requires significant judgment.  For the year ended December 31, 2011, we recorded a provision for loan losses of $28.0 million compared to $41.9 million in 2010 and $47.8 million in 2009.  This decrease was due to a number of factors, including the change in our portfolio mix, a decline in impaired loans and the stabilization of the economy and real estate valuations during 2011.

Noninterest Income.  Noninterest income increased to $63.6 million in 2011 from $50.1 million in 2010.  Excluding the impact of net securities gains in both periods and $1.2 million in unanticipated BOLI income in 2011, noninterest income increased by $8.5 million, or 17%.  Noninterest income increased $7.1 million in fiduciary and investment management income resulting primarily from the December 2010 acquisition of Christiana bank & Trust (“CB&T”).  In addition, increases in credit/debit card and ATM fees and deposit service charges, resulting from increased volume and franchise growth and exceeded year-over-year declines in mortgage banking revenues.

Noninterest income was essentially unchanged at $50.1 million in 2010 compared to $50.2 million for 2009.  The $1.8 million decrease in loan fees in 2010 was mainly attributable to the wind down of 1st Reverse Financial Services, LLC during 2009, which produced no loan fees from this business in 2010.  In addition, net gains on sales of securities decreased by $2.4 million in 2010 compared to 2009, but still reflected $1.0 million of net gains in 2010 despite the sale of nearly all of our downgraded MBS.  Increases in several items essentially offset these decreases, including an increase of $2.4 million in credit/debit card and ATM income during 2010.  This increase was primarily due to growth in prime-based bailment fees at Cash Connect (our ATM division).  In addition, fiduciary and investment management income increased $1.2 million during 2010 resulting from our acquisition of CB&T in the fourth quarter of 2010 as well as growth of our existing wealth management and investment businesses during the year.

Noninterest Expenses.  Noninterest expense increased to $127.5 million in 2011 from $109.3 million in 2010.  Excluding the CB&T integration costs of $780,000 in 2011 and $1.7 million in 2010, noninterest expenses increased by $19.0 million, or 18%, over 2010.  During the year, loan workout and OREO expenses increased $2.4 million and included the impact from bulk sales of OREO and readying other problem assets under agreement of sale for disposition in early 2012.  Marketing expenses also increased by $1.1 million mainly due to our “Right Here” marketing campaign in the third quarter of 2011.  The remaining increase in expenses over the prior year was the result of normal ongoing operational costs related to the CB&T acquisition, organic franchise growth including the opening, relocation and renovation of eight branches, the hiring of additional commercial relationship managers (and the full year of impact for 2010 adds) and related infrastructure and support costs.

Noninterest expenses increased $828,000 during 2010 compared to 2009.  During 2009 there were $6.1 million of non-routine items.  Excluding the non-routine items, the increase in expenses was the result of higher FDIC expense during 2010 mainly due to increased deposit balances during the year.  In addition, loan workout and OREO expenses increased, as we continued our active asset disposition efforts and prudent write-downs to expected realizable values.  Otherwise, increases in expense items reflect the early stages of the thoughtful and aggressive growth efforts we had taken to pursue the significant opportunities in our market.  Examples of this growth were increased expenses related to the addition of eight new relationship managers and the related support staff during the year.  Further, during 2010 we completed five new, relocated or renovated branch offices, as well as made preparations for several additional or renovated offices during 2011.

Income Taxes. We recorded $11.5 million of tax expense for the year ended December 31, 2011 compared to tax expense of $5.5 million and a tax benefit of $2.1 million for the years ended December 31, 2010 and 2009, respectively. The effective tax rates for the years ended December 31, 2011, 2010 and 2009 were 33.6%, 27.9% and 146.4%, respectively.  The 2011 and 2010 expense reflect tax benefits of $378,000 and $882,000 respectively, resulting from net reductions in unrecognized tax benefits for those years.  The

2009 tax benefit is a result of our pre-tax operating loss, combined with tax free income and a reduction in unrecognized tax benefits during the year.  Volatility in effective tax rates is impacted by the level of pretax income or loss, combined with the amount of tax-free income as well as the effects of unrecognized tax benefits. The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting basis and the tax reporting basis of the assets and liabilities.

FINANCIAL CONDITION

Total assets increased $335.5 million, or 8% to $4.3 billion as of December 31, 2011 compared to $4.0 billion as of December 31, 2010.  Included in this increase was a $136.9 million, or 5%, increase in net loans, and a $115.9 million, or 16%, increase in investments in mortgage-backed securities.  In addition, we had a $91.3 million increase in cash and cash equivalents, mainly due to higher cash balances in non-owned ATMs from our Cash Connect division.  Total liabilities increased $311.2 million during the year to $3.9 billion at December 31, 2011.  This increase was primarily the result of an increase in customer deposits of $285.7 million, or 11%.

Cash in non-owned ATMs.  During 2011, cash in non-owned ATMs managed by Cash Connect, our ATM unit, increased $70.5 million, or 22%.  Cash Connect serviced nearly 12,000 ATMs at December 31, 2011 of which more than 400 were WSFS-owned and were operated to serve customers in our markets.

Mortgage-backed Securities.  Investments in mortgage-backed securities increased $115.9 million to $829.2 million during 2011.  Purchases of $607.0 million were partially offset by sales and paydowns of $499.5 million during 2011.  Our mortgage-backed securities are predominantly of short duration with a weighted average duration of 3.6 years at December 31, 2011.

Investment Securities.  Our investment securities are comprised mostly of Government Sponsored Entities (“GSE”) securities with maturities of less than four years.  We own no Collateralized Debt Obligations, Bank Trust Preferred, Agency Preferred securities or equity securities in other FDIC insured banks or thrifts.

Loans, net.  Net loans (including those held for sale) increased $136.9 million, or 5%, during 2011.  Loan growth included increases of $221.7 million, or 18%, in commercial and industrial loans.  This increase was partially offset by the intentional decline of $34.6 million, or 25%, in construction loan balances during 2011.  In addition, residential mortgage loans decreased by $34.8 million, or 11%, mainly due to our strategy to originate then sell these loans in the secondary market to generate fee income.

Goodwill and Intangibles.  Goodwill and intangibles remained essentially flat during 2011.

Customer Deposits.  Customer deposits increased $285.7 million, or 11%, during 2011 to $2.8 billion.  Core deposit relationships (demand deposits, money market and savings accounts) increased $309.1 million, or 31%, during the year.  Jumbo certificates of deposits increased $49.5 million, or 17%, and customer time deposits (CDs under $100,000) decreased $72.8 million, or 15%, in 2011.  The table below depicts the changes in customer deposits during the last three years:

	Year Ended December 31,
	2011	2010	2009
	(Dollars In Millions)
Beginning balance	$2,562	$2,215	$1,811
Interest credited	19	20	28
Deposit inflows, net	266	327	376
Ending balance	$2,847	$2,562	$2,215

Borrowings and Brokered Deposits.  Borrowing and brokered deposits increased by $14.8 million, or 2%, during 2011.  Included in the increase was $38.8 million, or 16%, of brokered deposits and $49.7 million, or 10%, in Federal Home Loan Bank advances.  Partially offsetting these increases was a decrease of $23.7 million, or 26%, in other borrowed funds and $50.0 million, or 50%, in Federal funds purchased and securities sold under agreements to repurchase.

Stockholders’ Equity.  Stockholders’ equity increased $24.3 million, or 6.6%, to $392.1 million at December 31, 2011.  Retained earnings increased $15.8 million, or 4%, to $408.9 million as a result of earnings from the year less dividends paid.  In addition, other comprehensive income increased $4.7 million, or 72%, during 2011, due to an increase in unrealized gains on available-for-sale securities.

ASSET/LIABILITY MANAGEMENT

Our primary asset/liability management goal is to optimize long term net interest income opportunities within the constraints of managing interest rate risk, ensuring adequate liquidity and funding and maintaining a strong capital base.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest-rate sensitive” and by monitoring our interest-sensitivity gap. An interest-sensitivity gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing within a defined period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets repricing within a defined period.

For additional information related to interest rate sensitivity, see Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2011 are shown in the following table:

	Less than	One to	Over	Total
	One Year	Five Years	Five Years
(Dollars in Thousands)
Interest-rate sensitive assets:

Commercial loans (2)	$1,173,700	$161,430	$54,589	$1,389,719
Real estate loans (1) (2)	719,332	203,602	84,178	1,007,112
Mortgage-backed securities	261,270	432,233	135,722	829,225
Consumer loans (2)	215,853	46,628	28,498	290,979
Investment securities	9,562	30,898	37,875	78,335
Loans held-for-sale (2)	10,235	-	-	10,235
	2,389,952	874,791	340,862	3,605,605
Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	860,413	-	334,652	1,195,065
Retail certificates of deposits	198,466	119,241	892	318,599
FHLB advances	327,553	211,129	-	538,682
Savings deposits	184,417	-	183,973	368,390
Brokered certificates of deposit	287,429	381	-	287,810
Other borrowed funds	92,925	25,002	-	117,927
Jumbo certificates of deposit	254,583	91,985	-	346,568
IRA certificates of deposit	51,241	36,943	5,244	93,428
Trust preferred borrowings	67,011	-	-	67,011
Total Interest Sensitive Liabilities	2,324,038	484,681	524,761	3,333,480
(Deficiency) excess of interest-rate sensitive assets
over interest-rate liabilities (“interest-rate sensitive gap”)	$65,914	$390,110	$(183,899)	$272,125
One-year interest-rate sensitive assets/	102.84%
Interest-rate sensitive liabilities

One-year interest-rate sensitive gap as a	1.54%
Percent of total assets

(1)	Includes commercial mortgage, construction, and residential mortgage loans
(2)	Loan balances exclude nonaccruing loans, deferred fees and costs

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling rates, a positive gap would result in a decrease in net interest income while a negative gap would augment net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the rate period may not, in fact, reprice at the same price, at the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as we adjust our interest-sensitivity position throughout the year.

To provide a more accurate position of our one-year gap, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. We estimate, based on historical trends of our deposit accounts, that 75% of our money market deposits, 50% of our interest-bearing demand deposits and 50% of our savings deposits are sensitive to interest rate changes. Accordingly, these interest-sensitive portions are classified in the “Less than One Year” category with the remainder in the “Over Five Years” category.

Deposit rates other than time deposit rates are variable.  Changes in deposit rates are generally subject to local market conditions and our discretion and are not indexed to any particular rate.

REVERSE MORTGAGES

We hold an investment in reverse mortgages of $(646,000) at December 31, 2011 representing a second-lien participation in 14 reverse mortgages with a third party. These loans were originated in the early 1990s.

These reverse mortgage loans are contracts that require the lender to make monthly advances throughout each borrower’s life or until each borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.

We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from these mortgage loans can result in volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2011, we recorded a negative $137,000 in interest income on reverse mortgages as compared to a negative $287,000 in 2010 and a negative $464,000 in 2009.  The results for all three years were primarily due to the decrease in the values of the properties securing these mortgages, based on annual re-evaluation and generally consistent with the decrease in home values over the past three years.

The projected cash flows depend on assumptions about life expectancy of the mortgagees and the future changes in collateral values. Projecting the changes in collateral values is one of the factors affecting the volatility of reverse mortgage values. The current assumptions include a short-term annual depreciation rate of zero in the first year, and a long-term annual appreciation rate of 0.5% in future years. If the long-term appreciation rate was increased or decreased by 1%, the impact on income would not be material.

We also hold $12.4 million fair value in BBB+ rated mortgage-backed securities classified as trading.  Further, we have Class “O” Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned.  On July 15, 2011, we purchased 100% of the SASCO 2002-RM1 Class O certificates for $2.5 million from a third party.  As of December, 31 2011, the market value of the SASCO 2002-RM1 O securities was $3.9 million, with $265,000 of this change in market value reflected in interest income and the remaining $1.2 million in other comprehensive income.  A model from the Bank’s reverse mortgage consultant uses the income approach as described in ASC 820-10-35-32.  The model is a present value cash flow model, consistent with ASC 820-10-55-5 which describes the components of a present value measurement. The model incorporates the projected cash flows of the notes and then discounts these cash flows using a rate that is commensurate with the risk adjusted rate.  The inputs to the model reflect our expectations of what other market participants would use in pricing this asset in a current transaction and therefore is consistent with ASC 820 that sets out an exit price methodology for determining fair value.

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccruing loans, nonperforming real estate investments and assets acquired through foreclosure and troubled debt restructurings, can negatively affect our results of operations. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest.

Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table shows our nonperforming assets and past due loans at the dates indicated:

At December 31,	2011	2010	2009	2008	2007
(Dollars in Thousands)
Nonaccruing loans:
Commercial mortgages	$15,814	$9,490	$1,021	$5,748	$3,873
Construction	22,124	30,260	44,680	16,595	6,794
Commercial	23,080	21,577	9,463	986	17,187
Residential mortgages	9,057	11,739	9,959	4,753	2,417
Consumer	1,018	3,701	818	352	835
Total nonaccruing loans	71,093	76,767	65,941	28,434	31,106
Assets acquired through foreclosure	11,695	9,024	8,945	4,471	703
Restructured loans (1)	8,887	7,107	7,274	2,855	—
Total nonperforming assets	$91,675	$92,898	$82,160	$35,760	$31,809

Past due loans:
Residential mortgages	$887	$465	$1,221	$1,313	$388
Commercial and commercial mortgages	78	—	105	—	14
Consumer	—	—	97	26	173
Total past due loans	$965	$465	$1,423	$1,339	$575

Ratio of nonaccruing loans to total loans (2)	2.58%	2.93%	2.61%	1.15%	1.38%
Ratio of allowance for loan losses to gross loans (2)	1.92	2.30	2.12	1.26	1.12
Ratio of nonperforming assets to total assets	2.14	2.35	2.19	1.04	0.99
Ratio of loan loss allowance to nonaccruing loans	74.66	78.60	81.05	109.69	83.55

(1)	Accruing Loans; Nonaccruing TDRs are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held-for-sale.

Nonperforming assets decreased $1.2 million from December 31, 2010 to December 31, 2011.  As a result of decreases and asset growth, nonperforming assets as a ratio of total assets decreased to 2.14% at December 31, 2011 from 2.35% at December 31, 2010.  This decrease was mainly due to a reduction in nonperforming construction loans of $8.1 million and a $5.3 million decrease in residential and consumer nonperforming loans.  These decreases were partially offset by increases in new commercial mortgage and C&I nonperforming loans of $6.3 million and $1.5 million, respectively. In addition, assets acquired through foreclosure increased $2.7 million to $11.7 million at December 31, 2011 compared to $9.0 million at December 31, 2010.  The overall decrease in nonperforming assets is a result of our proactive credit management and active resolution of problem assets.  However, while we have seen some improvement in nonperforming assets and their related loan workout and OREO costs, future balances and related costs are expected to be volatile as a result of the current economic conditions.

Our accruing restructured loans at December 31, 2011 increased to $8.9 million compared to $7.1 million at December 31, 2010.  Concessions on these loans consisted mainly of forbearance agreements, reduction in interest rates and extensions of maturities.  Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained historical repayment performance for a reasonable period, usually six months.

    The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

Year Ended December 31,	2011	2010	2009
(In Thousands)
Beginning balance	$92,898	$82,160	$35,760
Additions	89,842	89,876	100,925
Collections	(40,695)	(38,459)	(19,133)
Transfers to accrual	(8,474)	(1,077)	(6,236)
Charge-offs/write-downs	(41,896)	(39,602)	(29,156)
Ending balance	$91,675	$92,898	$82,160

As of December 31, 2011, we had $133.7 million of loans, which although performing at that date, required increased supervision and review, and may, depending on the economic environment and other factors, become nonperforming assets in future periods.  The amount of such loans at December 31, 2010 was $108.0 million.  The majority of these loans are secured by commercial real estate, with others being secured by residential real estate, inventory and receivables.

At December 31, 2011, we did not have a material amount of loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused us to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

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

The formula allowances for commercial loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For low risk commercial and commercial real estate loans the portfolio is pooled, based on internal risk grade, and, as a starting point, estimates are generally based on a five-year net charge-off history. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the estimate of loss should default occur. Loss adjustment factors are then applied to the historical data based on criteria discussed below. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.

Pooled loans are usually smaller, not-individually-graded and homogeneous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are first based on a five-year net charge-off history. The average loss percentage per homogeneous pool is based on the product of the average annual historical loss rate and the homogeneous pool balances. These separate risk pools are then assigned a reserve for losses based upon the expected duration of that pool and this historical loss information and loss adjustment factors.

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

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain individual loans. We also have an internal loan review function that oversees and examines our internal ratings.  We have an internal loan rating system with twelve categories of loan ratings, which is used to evaluate our commercial loans.

Specific reserves are established, when appropriate, for certain loans in cases where we have identified significant conditions or circumstances related to a specific credit that we believe indicate the loan is impaired.

We analyze all loans for impairment in accordance with the provisions of FASB ASC 310, Receivables (Formerly SFAS No. 114, Accounting for Creditors for Impairment of a Loan).  The impairment adjustments are made in the form of a related reserve and/or charge-offs.  For additional information related to the allowance for loan losses, see Note 6 to the Consolidated Financial Statements.

In addition, we regularly contract with third-party loan review experts to review portions of the portfolio.  Further, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses.  We also give consideration to the results of these regulatory agency examinations.

We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogeneous loans.

During 2011, changes to our allowance for loan loss methodology included a reduction in our business cycle periods from ten years to five years.  As a result of this change, we also revised our adjustment factors to include the impact of this shorter credit cycle.  Further, we completed a risk recalibration project with a goal of recalibrating our loan rating classifications to current Office of the Controller of the Currency and Federal Reserve Board standards (discussed further under credit quality indicators in Note 6 to the Consolidated Financial Statements).  The combined impact of these changes did not have a material impact on the allowance for loan loss during 2011.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

Year Ended December 31,	2011	2010	2009	2008	2007
(Dollars in Thousands)
Beginning balance	$60,339	$53,446	$31,189	$25,252	$27,384
Provision for loan losses	27,996	41,883	47,811	23,024	5,021

Charge-offs:
Commercial Mortgage	7,446	3,902	1,453	1,421	—
Construction	11,602	14,972	14,479	10,774	1,398
Commercial	9,419	9,458	5,796	1,992	4,379
Residential real estate	3,165	2,241	1,164	628	41
Overdrafts	869	1,019	1,216	1,327	1,441
Consumer	5,332	5,974	2,458	1,697	790
Total charge-offs	37,833	37,566	26,566	17,839	8,049

Recoveries:
Commercial Mortgage	334	126	4	—	117
Construction	582	1,495	375	12	10
Commercial (1)	897	375	150	100	173
Residential real estate	211	26	38	7	11
Overdrafts	348	375	380	384	446
Consumer	206	179	65	249	139
Total recoveries	2,578	2,576	1,012	752	896

Net charge-offs	35,255	34,990	25,554	17,087	7,153
Ending balance	$53,080	$60,339	$53,446	$31,189	$25,252
Net charge-offs to average gross loans outstanding, net of unearned income	1.32%	1.39%	1.01%	0.74%	0.34%

(1)
Commercial recoveries for the year ended December 2011 include a one-time adjustment for the reclassification of an unfunded commitment reserve previously included in the allowance for loan loss to a liability reserve account.

The allowance for loan losses decreased $7.3 million, or 12%, to $53.1 million as of December 31, 2011 from $60.3 million as of December 31, 2010.

During 2011, net charge-offs were essentially unchanged at $35.3 million or 1.32%, of average loans.  This compares to net charge-offs for the year ended December 31, 2010 of $35.0 million or 1.39% of average loans.

The allowance for loan losses is allocated by major portfolio type. As these portfolios have developed, they have become a source of historical data in projecting delinquencies and loss exposure.  However, such allocations are not a guarantee of when future losses may occur. While we have allocated the allowance for loan losses by portfolio type in the following table, the entire reserve is available for any loan category to utilize. The allocation of the allowance for loan losses by portfolio type at the end of each of the last five years, and the percentage of outstanding loans in each category to total gross outstanding, at such dates follow:

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
Commercial mortgage	$7,556	22.6%	$10,564	23.8%	$6,160	20.7%	$7,353	22.6%	7,655	20.6%
Construction	4,074	3.8%	10,019	5.4%	10,922	9.2%	3,303	10.2%	4,496	12.3%
Commercial	24,302	53.0%	26,556	47.2%	24,834	44.4%	12,510	38.1%	8,088	35.0%
Residential real estate	6,544	10.0%	3,952	11.8%	4,073	13.8%	2,480	17.1%	$1,304	19.8%
Consumer	10,604	10.6%	9,248	11.8%	7,457	11.9%	5,543	12.0%	3,709	12.3%
Total	$53,080	100.0%	$60,339	100.0%	$53,446	100.0%	$31,189	100.0%	$25,252	100.0%

LIQUIDITY

We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2011, net loan growth resulted in the use of $189.7 million in cash.  Loan growth was primarily the result of our continued success increasing corporate and small business lending. We expect this trend to continue and have significant experience managing our funding needs through borrowings and deposit growth.

As a financial institution, we have ready access to several sources of funding. Among these are:
•	Deposit growth
•	Brokered deposits
•	Borrowing from the FHLB
•	Federal Reserve Discount Window access
•	Other borrowings such as repurchase agreements
•	Cash flow from securities, loan sales and repayments
•	Net income

Our recent branch expansion and renovation program has been focused on expanding our retail footprint in Delaware and the surrounding area and attracting new customers in part to provide additional deposit growth.  Customer deposit growth (deposits excluding brokered CDs) increased $285.7 million, or 11%, from December 31, 2010 to December 31, 2011.  All of this growth was in core deposit accounts and was partially offset by a decrease in customer time and sweep accounts.

Our portfolio of high-quality liquid investments, primarily short-duration, mortgage-backed securities and GSE securities also provide a source of cash flow to meet current cash needs in addition to normal cash flows from paydowns in these securities. If needed, portions of this portfolio, as well as portions of the loan portfolio, could be sold to provide cash to fund new loans. In addition, during the year ended December 31, 2011, $76.3 million in cash was provided by operating activities.

We have a policy that separately addresses liquidity, and we monitor our adherence to policy limits. As part of the liquidity management process, we also monitor our available wholesale funding capacity. At December 31, 2011, we had $442.4 million in funding capacity at the Federal Home Loan Bank of Pittsburgh. Also, liquidity risk management is a primary area of examination by the banking regulators.

We have not used, and have no intention of using, any significant off balance sheet financing arrangement for liquidity management purposes. Our financial instruments with off balance sheet risk are limited to obligations to fund loans to customers pursuant to existing commitments, obligations of letters of credit and swap guarantees. In addition, we have not had, and have no intention of having, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect our liquidity or capital resources.

CAPITAL RESOURCES

Under guidelines issued by banking regulators, savings institutions such as the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets.  Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  In light of the current economic conditions, we feel it is appropriate to hold a capital cushion well in excess of these limits.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA), as well as other requirements, established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.  A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

At December 31, 2011, we are classified as well-capitalized, the highest regulatory defined level, and in compliance with all regulatory capital requirements.  Additional information concerning our regulatory capital compliance is included in Note 10 to the Consolidated Financial Statements.

Since 1996, the Board of Directors has approved several stock repurchase programs to acquire common stock outstanding. We did not acquire any shares in 2011 or 2010.  At December 31, 2011, we held 9.6 million shares of our common stock as treasury shares.  At December 31, 2011, we had 506,000 shares remaining under our current share repurchase authorization, although, as discussed below, due to our participation in the Capital Purchase Plan, we cannot repurchase any shares without the prior approval of the U.S. Treasury.

In 2009, under the U.S. Treasury’s Capital Purchase Plan (“CPP”), we issued and sold 52,625 shares of senior preferred stock to the U.S. Treasury, having a liquidation amount equal to $1,000 per share, or $52.6 million, as well as a 10-year warrant to purchase 175,100 shares of common stock at an exercise price of $45.08.  As part of the CPP program, any share repurchases or increase in the dividend level from the September 2008 quarterly payment of $0.12 per share, must be approved by the U.S. Treasury.  Additional information concerning the CPP is included in Note 22 to the Consolidated Financial Statements.

We completed a private placement to Peninsula Investment Partners, L.P. (Peninsula) in 2009, pursuant to which we issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of our common stock at an exercise price of $29.00 per share.  During 2011, as part of dissolution of Peninsula, all shares were distributed on a pro-rata basis to the fund holders of Peninsula with the warrants being transferred to Peninsula’s managing partner.  Additional information concerning the Peninsula transaction is included in Note 21 to the Consolidated Financial Statements.

    In August of 2010, we completed an underwritten public offering of 1,370,000 shares of common stock, and raised $47.1 million, net of $2.9 million of costs.

OFF BALANCE SHEET ARRANGEMENTS

    We have no off balance sheet arrangements that currently have, or are reasonably likely to have, a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

    At December 31, 2011, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations.  These obligations are summarized below.  See Notes 7, 9 and 14 to the Consolidated Financial Statements for further discussion.

	Total	Less than	One to	Three to Five Years	Over
		One Year	Three Years		5 Years
(In Thousands)
Operating lease obligations	$191,610	$7,551	$14,652	$13,955	$155,452
Long-term debt obligations	538,682	320,539	218,143	—	—
Data processing contracts	7,648	2,769	4,230	649	—
Credit obligations	686,609	686,609	—	—	—
Total	$1,424,549	$1,017,468	$237,025	$14,604	$155,452

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

On June 28, 2010 the Board of Directors of the FDIC adopted a final ruling extending the Transaction Account Guarantee (“TAG”) program to December 31, 2010.  And, as of September 27, 2010 the FDIC has proposed no further extension of the TAG program past December 31, 2010.  This program expired on December 31, 2010.

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

•
On February 7, 2011, the Federal Reserve approved a final ruling the changes the Deposit Insurance Fund (“DIF”) assessment from domestic deposits to average assets minus tangible equity.  The changes went into effect during the second quarter of 2011 and were payable at the end of September.  It is the intent of the FDIC that banks with over $10 billion in assets pay a larger share of the assessments into the DIF.

•
In June 2011, the Federal Reserve adopted the “Durbin Amendment” in which debit interchange fees would be capped at 21 cents plus 5 basis points of the transaction, with the possibility of an additional cent if the issuer implements certain fraud-prevention standards. This rule affects banks with $10 billion or more in assets.

•	On July 21, 2011, the Federal Reserve repealed Federal prohibitions on the payment of interest on demand deposits.

•
On July 21, 2011, the Consumer Financial Protection Bureau (“CFPB”) was created to centralize responsibility for consumer financial protection. The bureau has been given the responsibility for implementing, examining and enforcing compliance with Federal consumer protection laws.

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

The following are critical accounting policies that involve more significant judgments and estimates.  For additional information on these policies, see Note 1 to the Consolidated Financial Statements.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences.  No valuation allowance is required as of December 31, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an update (Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820, Fair Value Measurements and Disclosures. The update provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements.  Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers.  In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard was effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which were not effective until reporting periods beginning after December 15, 2010.  There was no transfer into or out of Level 1 or Level 2 of the fair value hierarchy in the first nine months of 2011.  Adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In July 2010, the FASB issued an update (“ASU” No. 2010-20, Receivables, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses) This update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class, certain existing disclosures, and to provide certain new disclosures about its financing receivables and related allowances for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendment does not require comparative disclosures for earlier reporting periods that ended before adoption, however, an entity should provide comparative disclosures for those reporting periods after initial adoption.  The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In April 2011, the FASB issued an update (“ASU” No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring) which clarifies when creditors should classify loan modifications as troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. A provision in Update 2011-02 also ends the FASB's deferral of the additional disclosures about troubled debt restructurings as required by Update 2010-20. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In April 2011, the FASB issued an update (“ASU” No. 2011-03, Reconsideration of Effective Control in Repurchase Agreements) which removes from the assessment of effective control the criterion related to the transferor’s ability to repurchase or redeem financial assets on substantially agreed terms, even in the event of default by the transferee.  In addition, this guidance also eliminates the requirement to demonstrate that a transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The new guidance is effective for interim and annual periods beginning on or after December 15, 2011, and applies prospectively to transactions or modifications of existing transactions occurring on or after the effective date. We are still evaluating if the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued an update (“ASU” No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS) to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  While the overall guidance is consistent with U.S. GAAP, the amendment includes additional fair value disclosure requirements.  The amendments in the guidance are effective for interim and annual periods beginning after December 15, 2011.  We are still evaluating if the adoption of this guidance and additional disclosures will have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued an update (“ASU” No. 2011-05, Presentation of Comprehensive Income) to eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  This amendment is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In September 2011, the FASB issued an update (“ASU” No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment) to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.   This amendment is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In December 2011, the FASB issued an update (“ASU” No. 2011-11, Balance Sheet (Topic 350) - Offsetting) to address balance sheet offsetting. An entity is required to disclose information about offsetting and related arrangements so that users of the financial statements can understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The instruments and transactions include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This amendment is effective for interim and annual reporting periods beginning on or after January 1, 2013.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In December 2011, the FASB issued an update (“ASU” No. 2011-12, Presentation of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05) which under ASU 2011-05 defers the effective date pertaining to reclassification adjustments out of other accumulated other comprehensive income (AOCI). Concerns were raised that reclassifications of items out of AOCI would be costly for prepares and may add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 are not affected by this Update. This amendment is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within our acceptable tolerance ranges. At December 31, 2011 interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by approximately $66 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year decreased from 110.1% at December 31, 2010 to 102.8% at December 31, 2011. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 1.54% at December 31, 2011 from 5.26% at December 31, 2010. The change in sensitivity since December 31, 2010 was the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. The following table is the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2011 and 2010.

At December 31,	2011		2010
Change in	% Change in		% Change in
Interest Rate	Net Interest	Economic Value	Net Interest		Economic Value
(Basis Points)	Margin (1)	of Equity (2)	Margin (1)		of Equity (2)
300	6%	11.17%	7%		9.35%
200	3%	11.30%	5%		9.78%
100	-2%	11.21%	3%		9.93%
-	-%	10.97%	-%		9.94%
-100	1%	10.19%	-10%		9.48%
-200 (3)	NMF	NMF	NM	F	NMF
-300 (3)	NMF	NMF	NM	F	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio in a stable interest rate environment and the economic value of equity projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.

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

We have audited the accompanying consolidated statements of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WSFS Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2012

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,	2011	2010	2009
(Dollars in Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$130,922	$126,347	$128,248
Interest on mortgage-backed securities	27,158	35,212	28,560
Interest and dividends on investment securities	683	1,125	1,386
Interest on reverse mortgages	(137)	(287)	(464)
Other interest income	16	6	-
	158,642	162,403	157,730

Interest Expense
Interest on deposits	19,131	23,097	30,389
Interest on Federal Home Loan Bank advances	9,972	14,752	18,306
Interest on federal funds purchased and securities
sold under agreements to repurchase	1,197	1,514	1,531
Interest on trust preferred borrowings	1,375	1,390	1,797
Interest on other borrowings	930	979	1,063
	32,605	41,732	53,086
Net interest income	126,037	120,671	104,644
Provision for loan losses	27,996	41,883	47,811
Net interest income after provision for loan losses	98,041	78,788	56,833

Noninterest Income
Credit/debit card and ATM income	21,026	18,947	16,522
Deposit service charges	16,371	16,239	16,881
Fiduciary investment management income	11,881	4,761	3,540
Securities gains, net	4,878	1,031	3,423
Loan fee income	2,460	3,042	4,857
Bank-owned life insurance income	2,035	732	917
Mortgage banking activities, net	1,524	2,256	1,646
Other income	3,413	3,107	2,455
	63,588	50,115	50,241

Noninterest Expense
Salaries, benefits and other compensation	59,823	49,790	48,133
Occupancy expense	12,054	9,748	9,664
Loan workout and OREO expense	8,896	6,544	5,920
Equipment expense	6,915	6,422	6,803
FDIC expenses	5,949	7,016	7,064
Professional fees	5,829	5,460	5,892
Data processing and operations expense	5,340	4,588	4,743
Marketing expense	4,302	3,193	3,304
Acquisition costs	780	1,677	-
Other operating expense	17,589	14,894	16,981
	127,477	109,332	108,504
Income (loss) before taxes	34,152	19,571	(1,430)
Income tax provision (benefit)	11,475	5,454	(2,093)
Net income	22,677	14,117	663
Dividends on preferred stock and accretion of discount	2,770	2,770	2,590
Net income (loss) allocable to common stockholders	$19,907	$11,347	$(1,927)

Basic	$2.31	$1.48	$(0.30)
Diluted	$2.28	$1.46	$(0.30)
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CONDITION

Year Ended December 31,	2011	2010
(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$70,889	$49,932
Cash in non-owned ATMs	397,119	326,573
Interest-bearing deposits in other banks	9	254
Total cash and cash equivalents	468,017	376,759
Investment securities held-to-maturity (fair value: 2011=$0; 2010=$196)	-	219
Investment securities available-for-sale including reverse mortgages	42,569	52,232
Mortgage-backed securities, available-for-sale	816,793	700,926
Mortgage-backed securities, trading	12,432	12,432
Loans held-for-sale	10,185	14,522
Loans, net of allowance for loan losses of $53,080 at December 31, 2011	2,702,589	2,561,368
and $60,339 at December 31, 2010
Bank-owned life insurance	63,392	64,243
Stock in Federal Home Loan Bank of Pittsburgh, at cost	35,756	37,536
Assets acquired through foreclosure	11,695	9,024
Accrued interest receivable	11,743	11,765
Premises and equipment	35,964	31,870
Goodwill	28,146	26,745
Intangible assets	6,139	7,307
Other assets	43,588	46,570
Total assets	$4,289,008	$3,953,518

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$525,444	$468,098
Interest-bearing demand	389,495	312,546
Money market	805,570	743,808
Savings	368,390	255,340
Time	412,027	484,864
Jumbo certificates of deposit	346,568	297,112
Total customer deposits	2,847,494	2,561,768
Brokered deposits	287,810	249,006
Total deposits	3,135,304	2,810,774

Federal funds purchased and securities sold under agreements to repurchase	50,000	100,000
Federal Home Loan Bank advances	538,682	488,959
Trust preferred borrowings	67,011	67,011
Other borrowed funds	67,927	91,636
Accrued interest payable	1,910	3,317
Other liabilities	36,041	23,999
Total liabilities	3,896,875	3,585,696

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized;
issued 52,625 at December 31, 2011 and December 31, 2010	1	1
Common stock $.01 par value, 20,000,000 shares authorized; issued 18,258,714
at December 31, 2011 and 18,105,788 at December 31, 2010	182	180
Capital in excess of par value	220,163	216,316
Accumulated other comprehensive income	11,202	6,524
Retained earnings	408,865	393,081
Treasury stock at cost, 9,580,569 shares at December 31, 2011
and December 31, 2010	(248,280)	(248,280)
Total stockholders’ equity	392,133	367,822
Total liabilities and stockholders’ equity	$4,289,008	$3,953,518

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
			Capital in	Other			Total
	Preferred	Common	Excess of	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Par Value	(Loss) Income	Earnings	Stock	Equity
(In Thousands)
Balance, December 31, 2008	$—	$157	$87,033	$(12,613)	$390,338	$(248,280)	$216,635

Comprehensive income:
Net income	—	—	—	—	663	—	663
Other comprehensive income (1)	—	—	—	10,591	—	—	10,591
Total comprehensive income	—	—	—	—	—	—	11,254
Cash dividend, $0.48 per share	—	—	—	—	(3,078)	—	(3,078)
Issuance of common stock,	—	9	25,109	—	—	—	25,118
including proceeds from
exercise of common stock options
Issuance of restricted stock	—	—	174	—	—	—	174
Reclassification adjustment of negative minority interest	—	—	—	—	(352)	—	(352)
Tax benefit from exercises of	—	—	80	—	—	—	80
common stock options
Preferred stock cash dividends	—	—	—	—	(2,136)	—	(2,136)
Preferred stock discount accretion	—	—	127	—	(127)	—	—
Preferred stock and common stock warrants	1	—	54,104	—	—	—	54,105
Balance, December 31, 2009	$1	$166	$166,627	$(2,022)	$385,308	$(248,280)	$301,800

Comprehensive income:
Net income	—	—	—	—	14,117	—	14,117
Other comprehensive income (1)	—	—	—	8,546	—	—	8,546
Total comprehensive income	—	—	—	—	—		22,663
Cash dividend, $0.48 per share	—	—	—	—	(3,575)	—	(3,575)
Issuance of common stock,	—	14	49,018	—	—	—	49,032
including proceeds from
exercise of common stock options
Issuance of restricted stock	—	—	192	—	—	—	192
Tax benefit from exercises of	—	—	341	—	—	—	341
common stock options
Preferred stock cash dividends	—	—	—	—	(2,631)	—	(2,631)
Preferred stock discount accretion	—	—	138	—	(138)	—	—
Balance, December 31, 2010	$1	$180	$216,316	$6,524	$393,081	$(248,280)	$367,822

Comprehensive income:
Net income	—	—	—	—	22,677	—	22,677
Other comprehensive income (1)	—	—	—	4,678	—	—	4,678
Total comprehensive income	—	—	—	—	—	—	27,355
Cash dividend, $0.48 per share	—	—	—	—	(4,126)	—	(4,126)
Issuance of common stock	—	2	2,465	—	—	—	2,467
including proceeds from
exercise of common stock options
Issuance of restricted stock	—	—	470	—	—	—	470
Tax benefit from exercises of	—	—	776	—	—	—	776
common stock options
Preferred stock cash dividends	—	—	—	—	(2,631)	—	(2,631)
Preferred stock discount accretion	—	—	136	—	(136)	—	—
Balance, December 31, 2011	$1	$182	$220,163	$11,202	$408,865	$(248,280)	$392,133

(1) Other Comprehensive Income (Loss):	2011	2010	2009
Net unrealized holding gains (losses) on securities available-for-sale arising during the	$7,702	$9,344	$11,845
period, net of taxes (2011 - $4,672; 2010 - $5,727; 2009 - $6,491);
Actuarial loss reclassified to periodic cost, net of income taxes (2010 - (295));	—	(54)	—
Transition obligation reclassified to periodic cost, net of income tax benefit (2010 - $23);	—	38	—
Reclassification for gains included in income,	(3,024)	(782)	(1,254)
net of income tax benefit (2011 - $(1,854); 2010 - $(297); 2009 - $(768));
Total other comprehensive income	$4,678	$8,546	$10,591

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2011	2010	2009
(In Thousands)
Operating activities:
Net income	$22,677	$14,117	$663
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,996	41,883	47,811
Depreciation, accretion and amortization	11,138	6,664	6,953
Decrease (increase) in accrued interest receivable	22	959	(798)
(Increase) decrease in other assets	(3,076)	2,996	(22,035)
Origination of loans held-for-sale	(97,883)	(138,624)	(90,628)
Proceeds from sales of loans held-for-sale	104,133	134,560	86,163
Gain on mortgage banking activity, net	(1,524)	(2,257)	(1,646)
Gain on mark to market adjustment on trading securities	—	(249)	(1,368)
Securities gain from the sale of MasterCard, Inc and Visa, Inc common stock	—	—	(119)
Gain on sale of securities, net	(4,878)	(782)	(2,022)
Stock-based compensation expense	1,810	796	874
Excess tax benefits from share based payment arrangements	(776)	(341)	(80)
Decrease in accrued interest payable	(1,407)	(1,038)	(2,553)
Increase in other liabilities	13,152	2,150	5,741
Loss on wind down of 1st Reverse	—	—	1,857
Loss on sale of premises and equipment	115	—	—
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	4,049	3,766	1,905
Increase in value of bank-owned life insurance	(2,035)	(732)	(917)
Deferred income tax (benefit) expense	2,978	(2,183)	(8,384)
(Increase) decrease in capitalized interest, net	(143)	287	464
Net cash provided by operating activities	76,348	61,972	21,881

Investing activities:
Maturities and calls of investment securities	11,943	12,380	22,591
Sales of investment securities available for sale	12,128	—	—
Purchases of investment securities available for sale	(14,158)	(19,601)	(19,070)
Sales of mortgage-backed securities available for sale	323,831	154,644	111,214
Repayments of mortgage-backed securities available for sale	175,691	204,414	151,571
Purchases of mortgage-backed securities available for sale	(606,980)	(373,574)	(424,813)
Repayments on reverse mortgages	264	62	207
Disbursements for reverse mortgages	(441)	(193)	(202)
Sales of loans	—	3,775	22,270
Purchase of Christiana Bank and Trust, net cash received	—	40,332	—
Net increase in loans	(189,701)	(43,062)	(109,261)
Payment of bank-owned life insurance	2,886	—	—
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	1,780	1,965	—
Sales of assets acquired through foreclosure, net	11,611	8,887	3,274
Proceeds from the sale of MasterCard, Inc and Visa Inc common stock	—	—	119
Proceeds from the sale of premises and equipment	824	—	—
Investment in premises and equipment	(10,494)	(5,732)	(6,776)
Net cash used for investing activities	(280,816)	(15,703)	(248,876)
(continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Year Ended December 31,	2011	2010	2009
(In Thousands)
Financing Activities:
Net increase in demand and savings deposits	$285,398	$169,381	$347,401
Net (decrease) increase in time deposits	(23,381)	20,336	(7,255)
Net increase (decrease) in brokered deposits	38,804	(99,689)	34,381
Receipts from federal funds purchased and securities sold under agreement to repurchase	13,350,000	18,470,000	18,922,995
Repayments of federal funds purchased and securities sold under agreement to repurchase	(13,400,000)	(18,470,000)	(18,897,995)
Receipts from FHLB advances	14,046,295	25,128,164	30,481,564
Repayments of FHLB advances	(13,996,572)	(25,252,349)	(30,684,378)
Proceeds from issuance of unsecured bank debt	—	—	30,000
Dividends paid	(6,718)	(6,206)	(5,214)
Proceeds from issuance of preferred stock	—	—	52,625
Issuance of common stock and exercise of common stock options	1,124	48,763	25,982
Excess tax benefits from share-based payment arrangements	776	341	80
Net cash provided by financing activities	295,726	8,741	300,186
Increase in cash and cash equivalents	91,258	55,010	73,191
Cash and cash equivalents at beginning of year	376,759	321,749	248,558
Cash and cash equivalents at end of year	$468,017	$376,759	$321,749

Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$34,012	$42,655	$55,640
Cash paid for income taxes, net	3,150	10,520	2,593
Loans transferred to assets acquired through foreclosure	18,331	12,732	9,143
Net change in accumulated other comprehensive income	4,678	8,546	10,591
Fair value of assets acquired, net of cash received	—	121,735	—
Fair value of liabilities assumed	—	177,942	—
Settlement of pending sale of premises and equipment	—	6,515	—
Non-cash goodwill adjustment, net	1,401	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WSFS Financial Corporation (“the Company,” “our Company,” “WSFS”, “we,” “our” or “us”) is a savings and loan holding company organized under the laws of the State of Delaware. Our principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), is a federal savings bank organized under the laws of the United States which, at December 31, 2011, serves customers from our 49 banking offices located in Delaware (39), Pennsylvania (8), Virginia (1), and Nevada (1).

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

Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that, in 2012, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, goodwill and intangible assets, post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement expense.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the parent company and its wholly owned subsidiaries, WSFS Bank and Montchanin Capital Management, Inc (“Montchanin”).

 WSFS Bank has two wholly-owned subsidiaries, including WSFS Investment Group, Inc. (“WIG”) and Monarch Entity Services LLC (“Monarch”).  WIG markets various third-party insurance and securities products to Bank customers through the Bank’s retail banking system. Monarch provides commercial domicile services which include employees, directors, subleases and registered agent services in Delaware and Nevada.  During 2009, WSFS Bank also owned a majority interest in 1st Reverse Financial Services, LLC (“1st Reverse”), specializing in reverse mortgage lending; however, operations were wound-down during the 4th quarter of 2009.

Montchanin was formed to provide asset management products and services.  Montchanin has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”).  Cypress is a Wilmington-based investment advisory firm servicing high net worth individuals and institutions and has approximately $569 million in assets under management at December 31, 2011.

WSFS Capital Trust III (“the Trust”) is our unconsolidated subsidiary, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities. The proceeds from this issue were used to fund the redemption of $51.5 million of Floating Rate WSFS Capital Trust I Preferred Securities (formerly, WSFS Capital Trust I). WSFS Capital Trust I invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in our Junior Subordinated Debentures.

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

When we conclude an investment security is other-than-temporarily impaired (“OTTI”), a loss for the difference between the investment security’s carrying value and its fair value may be recognized as a reduction to non-interest income in the consolidated statement of operations. For an investment in a debt security, if we do not intend to sell the investment security and conclude that it is not more likely than not we will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive income/loss, net of the tax effect, and the “credit” component of the OTTI is included as a reduction to non-interest income in the consolidated statement of operations. We are required to use our judgment to determine impairment in certain circumstances. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.

Investment in Reverse Mortgages

We account for our investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission (“SEC”) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts,” which requires grouping the individual reverse mortgages into “pools” and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, we must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages.  The effective yield of each pool is recomputed and income is adjusted to reflect the revised rate of return. Because of this highly specialized accounting, the recorded value of reverse mortgage assets can result in significant volatility associated with estimations. As a result, income recognition can vary significantly from reporting period to reporting period.

For additional detail regarding reverse mortgages, see Note 4 to the Consolidated Financial Statements.

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

We have established the loan loss allowance in accordance with guidance provided by the SEC’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans, formula allowances for commercial and commercial real estate loans, and allowances for pooled, homogeneous loans.  Impairment of troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is collateral dependent.  Troubled debt restructures consist of concessions granted to borrowers facing financial difficulty.

For additional detail regarding the provision for loan losses, see Note 6 to the Consolidated Financial Statements.

Assets Held-for-Sale

Assets held-for-sale includes loans held-for-sale and are carried at the lower of cost or fair value in the aggregate or, in some cases, individual assets.

Assets Acquired Through Foreclosure

Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loans or their fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding or disposing of the assets are charged to expense in the current period. We write-down the value of the assets when declines in fair value below the carrying value are identified. Loan workout and OREO expenses include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs. During 2011, we recorded $5.9 million in additional charges (including write-downs and net losses on sales of assets) related to assets acquired through foreclosure (REO).  These charges were $3.8 million and $1.9 million for the years ended December 31, 2010 and 2009, respectively.

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

For additional information regarding our goodwill and other intangible assets, see Note 20 to the Consolidated Financial Statements.

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

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	2011	2010	2009
	(In Thousands, Except Per Share Data)
Numerator:
Net income (loss) allocable to common shareholders	$19,907	$11,347	$(1,927)

Denominator:
Denominator for basic earnings per share - weighted average shares	8,606	7,655	6,429
Effect of dilutive employee stock options	111	131	-
Denominator for diluted earnings per share - adjusted weighted
average shares and assumed exercise	8,717	7,786	6,429

Earnings per share:
Basic:
Net income (loss) income allocable to common shareholders	$2.31	$1.48	$(0.30)

Diluted:
Net income (loss) income allocable to common shareholders	$2.28	$1.46	$(0.30)

Outstanding common stock equivalents having no dilutive effect	534	602	939

2. INVESTMENT SECURITIES

The following table details the amortized cost and the estimated fair value of the Company’s investment securities available-for-sale (which includes reverse mortgages) and securities held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

December 31, 2011:
Reverse mortgages	$(646)	$—	$—	$(646)
U.S. Government and government
sponsored enterprises ("GSE")	38,776	262	(13)	39,025
State and political subdivisions	4,159	39	(8)	4,190
	$42,289	$301	$(21)	$42,569

December 31, 2010:
Reverse mortgages	$(686)	$—	$—	$(686)
U.S. Government and GSE	49,691	441	(129)	50,003
State and political subdivisions	2,879	38	(2)	2,915
	$51,884	$479	$(131)	$52,232

Held-to-maturity:

December 31, 2011
State and political subdivisions	$—	$—	$—	$—
	$—	$—	$—	$—

December 31, 2010
State and political subdivisions	$219	$—	$(23)	$196
	$219	$—	$(23)	$196

Securities with book values aggregating $39.0 million at December 31, 2011 were specifically pledged as collateral for certain letters of credit and municipal deposits which require collateral.

The scheduled maturities of investment securities held-to-maturity and securities available-for-sale at December 31, 2011 and 2010 were as follows:

	Held-to-Maturity		Available-for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
2011
Within one year (1)	$—	$—	$7,916	$7,966
After one year but within five years	—	—	32,059	32,297
After five years but within ten years	—	—	2,000	2,000
After ten years	—	—	314	306
	$—	$—	$42,289	$42,569
2010
Within one year (1)	$—	$—	$10,549	$10,617
After one year but within five years	—	—	41,006	41,286
After five years but within ten years	—	—	—	—
After ten years	219	196	329	329
	$219	$196	$51,884	$52,232

(1) Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

We sold $12.1 million of an investment security classified as available-for-sale during 2011 resulting in a gain on sale of $115,000.  There were no sales of investment securities classified as available-for-sale during 2010 or 2009 and, as a result, there were no net gains/losses realized. The cost basis for investment security sales was based on the specific identification method.  Investment securities totaling $719,000 and $720,000 were called by their issuers during 2011 and 2010, respectively.

At December 31, 2011, we owned investment securities totaling $5.5 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $21,000 at December 31, 2011. This temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Securities with a fair value of $440,000 have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. The investment portfolio is reviewed each quarter for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.  We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.  In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell, these securities before we are able to recover the amortized cost basis.

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity:
State and political subdivisions	$—	$—	$—	$—	$—	$—

Available-for-sale:
U.S. Government and GSE	5,047	13	—	—	5,047	13
State and political subdivisions	—	—	440	8	440	8

Total temporarily impaired investments	$5,047	$13	$440	$8	$5,487	$21

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Held-to-maturity:
State and political subdivisions	$—	$—	$102	$23	$102	$23

Available-for-sale:
U.S Government and GSE	12,994	129	—	—	12,994	129
State and political subdivisions	502	2	—	—	502	2

Total temporarily impaired
investments	$13,496	$131	$102	$23	$13,598	$154

3. MORTGAGE-BACKED SECURITIES

The following table details the amortized cost and the estimated fair value of our mortgage-backed securities:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:

December 31, 2011:
Collateralized mortgage obligations ("CMO") (1)	$323,980	$6,933	$(2,527)	$328,386
Federal National Mortgage Association ("FNMA")	320,019	9,379	(44)	329,354
Federal Home Loan Mortgage Corporation ("FHLMC")	93,305	1,781	—	95,086
Government National Mortgage Association ("GNMA")	60,991	3,033	(57)	63,967
	$798,295	$21,126	$(2,628)	$816,793

December 31, 2010:
CMOs (1)	$490,946	$9,687	$(599)	$500,034
FNMA	89,226	1,253	(431)	90,048
FHLMC	43,970	743	(273)	44,440
GNMA	65,849	1,229	(674)	66,404
	$689,991	$12,912	$(1,977)	$700,926

Trading securities:

December 31, 2011:
CMO	$12,432	$—	$—	$12,432

December 31, 2010:
CMO	$12,432	$—	$—	$12,432

(1)	Includes agency CMOs classified as available-for-sale and SASCO 2002 RM-1 Class O security classified as available-for-sale.

The portfolio of available-for-sale mortgage-backed securities includes 189 securities with an amortized cost of $798.3 million comprised of $668.0 million of GSE and $130.3 million of non-GSE securities.  All securities were AAA-rated at the time of purchase; only one security with an amortized cost of $10.4 million is now rated below AAA at December 31, 2011.  Downgraded securities were re-evaluated at December 31, 2011.  The result of this evaluation shows no other-than-temporary impairment for 2011.The weighted average duration of the mortgage-backed securities was 3.6 years at December 31, 2011.

At December 31, 2011, mortgage-backed securities with market values aggregating $344.1 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations.  From time to time, mortgage-backed securities are also pledged as collateral for FHLB borrowings.  There were no FHLB pledged mortgage-backed securities at December 31, 2011

During 2011, we sold $323.8 million of mortgage-backed securities categorized as available-for-sale for net gains of $4.8 million.  In 2010, proceeds from the sale of mortgage-backed securities available-for-sale were $154.7 million and resulted in net gains of $782,000.  These sales were the result of ongoing portfolio management aimed at minimizing credit risk and decreasing prepayment/premium risk in this low interest rate environment. The cost bases of all mortgage-backed securities sales are based on the specific identification method.

MBS have expected maturities that differ from their contractual maturities.  These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At December 31, 2011, we owned mortgage-backed securities totaling $101.3 million where the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $2.6 million at December 31, 2011. This temporary impairment is the result of changes in market interest rates.  Most of these securities have been impaired for less than twelve months. We have determined that these securities were not other-than-temporarily impaired as of December 31, 2011. Quarterly, we evaluate the current characteristics of each of our mortgage-backed securities, such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage.  We do not have the intent to sell, nor is it more likely-than-not we will be required to sell, these securities before we are able to recover the amortized cost basis.

The table below shows the gross unrealized losses and fair value of our MBS by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2011.
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$78,955	$2,194	$9,933	$333	$88,888	$2,527
FNMA	6,959	44	—	—	6,959	44
GNMA	5,420	57	—	—	5,420	57

Total temporarily impaired MBS	$91,334	$2,295	$9,933	$333	$101,267	$2,628

The table below shows the gross unrealized losses and fair value of our MBS by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2010:
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
CMO	$58,821	$534	$1,171	$65	$59,992	$599
FNMA	45,129	431	—	—	45,129	431
FHLMC	14,981	273	—	—	14,981	273
GNMA	23,831	674	—	—	23,831	674

Total temporarily impaired MBS	$142,762	$1,912	$1,171	$65	$143,933	$1,977

We own $12.4 million par value of SASCO RM-1 2002 Class B securities which are classified as trading, of which, $1.4 million is accrued interest paid in kind.  We expect to recover all principal and interest due to seasoning and excess collateral.  Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) (Formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading because it was our intent to sell them in the near term.  We used the guidance under ASC 320 to provide a reasonable estimate of fair value in 2011.  We estimated the value of these securities based on the pricing of BBB+ securities that have an active market though a technique which estimates the fair value of this asset using the income approach as of December 31, 2011.

During 2010, we negotiated to purchase 100% of SASCO 2002-RM1 Class O certificates for $2.5 million.  The transaction closed on July 15, 2011.  As of December, 31 2011, the market value of the SASCO 2002-RM1 O securities was determined in accordance with FASB ASC 820-10 (ASC 820), to be $3.9 million. These securities have been included in CMOs since their purchase.  For more information regarding these securities, see Note 4 to the Consolidated Financial Statements.

4. REVERSE MORTGAGES AND RELATED ASSETS

We hold an investment in reverse mortgages of $(646,000) at December 31, 2011 representing a participation in 14 reverse mortgages with a third party. These loans were originated in the early 1990s.

These reverse mortgage loans are contracts that require the lender to make monthly advances throughout each borrower’s life or until each borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.

We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from these mortgage loans can result in volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2011, we recorded a negative $137,000 in interest income on reverse mortgages as compared to a negative $287,000 in 2010 and a negative $464,000 in 2009.  The results for all three years was primarily due to the decrease in the values of the properties securing these mortgages, based on annual re-evaluation and consistent with the decrease in home values over the past three years.

The projected cash flows depend on assumptions about life expectancy of the mortgagees and the future changes in collateral values. Projecting the changes in collateral values is one of the factors impacting the volatility of reverse mortgage values. The current assumptions include a short-term annual depreciation rate of zero in the first year, and a long-term annual appreciation rate of 0.5% in future years. If the long-term appreciation rate was increased or decreased by 1%, the impact on income would not be material.

We hold $12.4 million fair value in BBB+ rated mortgage-backed securities classified as trading.  We also have Class “O” Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned.  WSFS negotiated to purchase 100% of the SASCO 2002-RM1 Class O certificates for $2.5 million.  The transaction closed on July 15, 2011.  As of December, 31 2011, the market value of the SASCO 2002-RM1 O securities was determined in accordance with FASB ASC 820-10 (ASC 820), to be $3.9 million with these changes in market value included in interest income and other comprehensive income.  A model from the Bank’s reverse mortgage consultant uses the income approach as described in ASC 820-10-35-32.  The model is a present value cash flow model, consistent with ASC 820-10-55-5 which describes the components of a present value measurement. The model incorporates the projected cash flows of the notes and then discounts these cash flows using a rate that is commensurate with the risk adjusted rate.  The inputs to the model reflect our expectations of what other market participants would use in pricing this asset in a current transaction and therefore is consistent with ASC 820 that sets out an exit price methodology for determining fair value.

In order to value this security as of December 31, 2011 the Bank continued to use their proprietary model and actual cash flow information as of the December 25, 2011 distribution date to provide estimated future cash flows.  This process is consistent with what was performed in determining the price.  There are three main drivers of cash flows: 1) Prepayments 2) House Price Appreciation (HPA) forecasts and 3) Interest Rates.

1.
Prepayments – “1 year look back” comparing the actual cash flows vs. the forecasted cash flows based on the assumptions used.  Using 50% of the Base Case forecasted cash flows vs. actual cash flows confirms the reasonableness of the prepayment assumption.

2.
House Price Appreciation – Consistent with other reverse mortgage analysis the following forecasts were obtained from various market sources.  Based on a median of these results a 2% decline for year one and then a 2% recovery for year 2 on out was used.

3.	Interest Rates – Lastly the forward rates as of December 31, 2011 on 1 month LIBOR are consistent with the assumptions used for future interest rates (1 month LIBOR ramping up to 3% over 10 years).

5. LOANS

The following table details our loan portfolio by category:

December 31,	2011	2010
(In Thousands)
Commercial and industrial loans	$1,460,812	$1,239,103
Real estate mortgage loans:
Residential (1-4 family)	274,105	308,857
Commercial	626,739	625,379
Real estate construction loans	106,268	140,832
Consumer loans	290,979	309,722
	2,758,903	2,623,893
Less:
Deferred fees, net	3,234	2,186
Allowance for loan losses	53,080	60,339
Net loans	$2,702,589	$2,561,368

Nonaccruing loans aggregated $71.1 million, $76.8 million and $65.9 million at December 31, 2011, 2010 and 2009, respectively.  If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $3.1 million in 2011, $2.3 million in 2010, and $2.6 million in 2009.

The total amount of loans serviced for others were $308.1 million, $358.8 million and $394.6 million at December 31, 2011, 2010 and 2009, respectively all of which were residential first mortgage loans. We received fees from the servicing of loans of $445,000, $508,000 and $570,000 during 2011, 2010 and 2009, respectively.

We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans we acquire or originate. The value of these servicing rights was $216,000 and $286,000 at December 31, 2011 and 2010, respectively. Mortgage loans serviced for others are not included in loans in the accompanying Consolidated Statement of Condition. Changes in the valuation of these servicing rights resulted in net expense of $70,000 and $63,000 during 2011 and 2010, respectively.  Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking activities, net in the Consolidated Statement of Operations.

Accrued interest receivable on loans outstanding was $8.8 million and $8.4 million at December 31, 2011 and 2010, respectively.

Included in net loans as of December 31, 2010 were $106.2 million of loans acquired from CB&T.  These loans were originally recorded at fair value with no carryover of any allowance for loan losses that CB&T had recorded on these loans.

A summary of changes in the allowance for loan losses follows:

Year Ended December 31,	2011	2010	2009
(In Thousands)
Beginning balance	$60,339	$53,446	$31,189
Provision for loan losses	27,996	41,883	47,811
Loans charged-off (1)	(37,833)	(37,566)	(26,566)
Recoveries (2)	2,578	2,576	1,012
Ending balance	$53,080	$60,339	$53,446

(1)	2011, 2010 and 2009 includes $869,000, $1.0 million and $1.2 million of overdraft charge-offs, respectively.
(2)	2011, 2010 and 2009 includes $348,000, $375,000 and $380,000 of overdraft recoveries, respectively.

During 2011, net charge-offs totaled $35.3 million, or 1.32%, of average loans annualized, compared to $35.0 million, or 1.39%, of average loans in 2010.  We charge loans off when they are deemed to be uncollectable.

6. ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY INFORMATION

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

The formula allowances for commercial loans are calculated by applying estimated loss factors to outstanding loans based on the internal risk grade of loans. For low risk commercial and commercial real estate loans the portfolio is pooled, based on internal risk grade, and, as a starting point, estimates are generally based on a five-year net charge-off history. Higher risk and criticized loans have loss factors that are derived from an analysis of both the probability of default and the estimate of loss should default occur. Loss adjustment factors are then applied to the historical data based on criteria discussed below. As a result, changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.

Pooled loans are usually smaller, not-individually-graded and homogeneous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are first based on a five-year net charge-off history. The average loss percentage per homogeneous pool is based on the product of the average annual historical loss rate and the homogeneous pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information and loss adjustment factors.

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

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain individual loans. We also have an internal loan review function that oversees and examines management’s internal ratings.  We have an internal loan rating system with twelve categories of loan ratings, which is used to evaluate our commercial loans. The definitions of each of these categories are discussed later in this note.

In addition, we regularly contract with third-party loan review experts to review portions of the portfolio.  Further, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for such losses.  We also give consideration to the results of these regulatory agency examinations.

During 2011, changes to our allowance for loan loss methodology included a reduction in our business cycle periods from ten years to five years.  As a result of this change, we also revised our adjustment factors to include the impact of this shorter credit cycle.  Further, we completed a risk calibration project with a goal of recalibrating our loan rating classifications to current Office of the Compotroller of the Currency and Federal Reserve Board standards (discussed further under credit quality indicators in this Note).  The combined impact of these changes did not have a material impact on the allowance for loan loss during 2011.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect principal or interest that is due in accordance with contractual terms of the loan. Impaired loans include nonaccrual loans and troubled debt restructured loans. Loan impairment is measured in accordance with FASB ASC 310, Receivables. The adjustments are made in the form of a related reserve and/or charge-offs.  Additional information regarding the related reserves can be found in the following tables.

The following tables provide an analysis of the allowance for loan losses and loan balances as of and for the year ended December 31, 2011 and December 31, 2010:

		Commercial
2011	Commercial	mortgages	Construction	Residential	Consumer	Total
Allowance for credit losses	(In thousands)
Beginning balance	$ 26,480	$ 10,564	$ 10,019	$ 4,028	$ 9,248	$ 60,339
Charge-offs	(9,419)	(7,446)	(11,602)	(3,165)	(6,201)	(37,833)
Recoveries	897	334	582	211	554	2,578
Provision	6,344	4,104	5,075	5,470	7,003	27,996
Ending balance	$ 24,302	$ 7,556	$ 4,074	$ 6,544	$ 10,604	$ 53,080

Period-end allowance allocated to:
Loans individually evaluated for impairment	$ 2,630	$ 295	$ 723	$ 964	$ 101	$ 4,713
Loans collectively evaluated for impairment	21,672	7,261	3,351	5,580	10,503	48,367
Ending balance	$ 24,302	$ 7,556	$ 4,074	$ 6,544	$ 10,604	$ 53,080

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$ 23,193	$ 15,814	$ 22,124	$ 16,227	$ 2,621	$ 79,979	(1)
Loans collectively evaluated for impairment	1,436,991	606,486	83,801	259,276	289,136	2,675,690
Ending balance	$ 1,460,184	$ 622,300	$ 105,925	$ 275,503	$ 291,757	$ 2,755,669

		Commercial
2010	Commercial	mortgages	Construction	Residential	Consumer	Total
Allowance for credit losses	(In thousands)

Beginning balance	$ 24,836	$ 6,160	$ 10,922	$ 4,071	$ 7,457	$ 53,446
Charge-offs	(9,458)	(3,902)	(14,972)	(2,241)	(6,993)	(37,566)
Recoveries	375	126	1,495	26	554	2,576
Provision	10,727	8,180	12,574	2,172	8,230	41,883
Ending balance	$ 26,480	$ 10,564	$ 10,019	$ 4,028	$ 9,248	$ 60,339

Period-end allowance allocated to:
Loans individually evaluated for impairment	$ 4,845	$ 2,591	$ 3,485	$ 968	$ 130	$ 12,019
Loans collectively evaluated for impairment	21,635	7,973	6,534	3,060	9,118	48,320
Ending balance	$ 26,480	$ 10,564	$ 10,019	$ 4,028	$ 9,248	$ 60,339

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$ 21,527	$ 9,490	$ 30,260	$ 17,441	$ 5,106	$ 83,824	(1)
Loans collectively evaluated for impairment	1,216,519	612,508	110,399	293,054	305,403	2,537,883
Ending balance	$ 1,238,046	$ 621,998	$ 140,659	$ 310,495	$ 310,509	$ 2,621,707

(1) The difference between this amount and nonaccruing loans at December 31, 2011 and December 31, 2010, represents accruing troubled debt restructured loans of $8.9 million and $7.1 million, respectively.

Non-Accrual and Past Due Loans

Nonaccruing loans are those on which the accrual of interest has ceased. We discontinue accrual of interest on originated loans after payments become more than 90 days past due, or earlier if we do not expect the full collection of principal or interest in accordance with the terms of the loan agreement is probable. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest. Loans greater than 90 days past due and still accruing are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following tables show our nonaccrual and past due loans at the dates indicated:

			Greater Than	Total Past
	30–59 Days	60–89 Days	90 Days	Due	Accruing
2011	Past Due and	Past Due and	Past Due and	And Still	Current	Nonaccrual	Total
(In Thousands)	Still Accruing	Still Accruing	Still Accruing	Accruing	Balances	Loans	Loans

Commercial	$1,087	$63	$78	$1,228	$1,435,876	$23,080	$1,460,184
Commercial
mortgages	479	243	-	722	605,764	15,814	622,300
Construction	3,727	-	-	3,727	80,074	22,124	105,925
Residential	5,501	1,238	887	7,626	258,820	9,057	275,503
Consumer	2,783	709	-	3,492	287,247	1,018	291,757

Total	$13,577	$2,253	$965	$16,795	$2,667,781	$71,093	$2,755,669
% of Total Loans	0.49%	0.08%	0.04%	0.61%	96.81%	2.58%	100.00%

			Greater Than	Total Past
	30–59 Days	60–89 Days	90 Days	Due	Accruing
2010	Past Due and	Past Due and	Past Due and	And Still	Current	Nonaccrual	Total
(In Thousands)	Still Accruing	Still Accruing	Still Accruing	Accruing	Balances	Loans	Loans
Commercial	$2,839	$384	$-	$3,223	$1,213,246	$21,577	$1,238,046
Commercial mortgages	764	-	-	764	611,744	9,490	621,998
Construction	1,685	-	-	1,685	108,714	30,260	140,659
Residential	6,403	2,024	465	8,892	289,864	11,739	310,495
Consumer	1,355	163	-	1,518	305,290	3,701	310,509

Total	$13,046	$2,571	$465	$16,082	$2,528,858	$76,767	$2,621,707
% of Total Loans	0.49%	0.10%	0.02%	0.61%	96.46%	2.93%	100%

Impaired Loans

Loans for which it is probable we will not collect all principal and interest due according to contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, are measured for impairment in accordance with the provisions of FASB ASC 310, Receivables.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a related allowance is allocated for the impairment.

The following tables provide an analysis of our impaired loans for December 31, 2011 and December 31, 2010:

	Ending	Loans with	Loan with		Contractual	Average
2011	Loan	No Related	Related	Related	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balance	Balances
Commercial	$23,193	$19,353	$3,840	$2,630	$26,815	$22,396
Commercial mortgages	15,814	13,602	2,212	295	21,278	16,237
Construction	22,124	14,166	7,958	723	34,862	27,323
Residential	16,227	9,649	6,578	964	19,312	17,480
Consumer	2,621	1,336	1,285	101	2,788	3,916

Total	$79,979	$58,106	$21,873	$4,713	$105,055	$87,352

	Ending	Loans with	Loan with		Contractual	Average
2010	Loan	No Related	Related	Related	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balance	Balances
Commercial	$21,527	$14,555	$6,972	$4,845	$29,309	$16,139
Commercial mortgages	9,490	3,263	6,227	2,591	12,001	4,530
Construction	30,260	12,166	18,094	3,485	53,265	36,102
Residential	17,441	11,226	6,215	968	22,112	16,667
Consumer	5,106	3,969	1,137	130	6,558	4,184

Total	$83,824	$45,179	$38,645	$12,019	$123,245	$77,622

(1) Reflects loan balances at their collateral value.

The average impaired loan balance as of December 31, 2009 was $61.6 million. Interest income of $395,000, $287,000 and $354,000 was recognized on impaired loans during 2011, 2010 and 2009, respectively.

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

In late 2011, we undertook a project to reduce the number of Pass grades in our loan rating system with a goal of recalibrating our loan rating classifications to current Office of the Comptroller of Currency and Federal Reserve Board standards and to better classify our Pass and Criticized loan categories.  This resulted in the elimination of our last Pass grade or our “pass/watch” grade.  The result of this grade elimination resulted in $67 million of previous “pass/watch” loans being reclassified to Criticized or Classified, with none going to nonaccrual status.  The impact of this project contributed an incremental $2.1 million to the provision and allowance for loan losses in 2011.

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

The following tables provide an analysis of problem loans:

Commercial credit exposure credit risk profile by internally assigned risk rating (In thousands):

							Total Commercial
	Commercial		Commercial mortgages		Construction		2011		2010
	2011	2010	2011	2010	2011	2010	Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$85,848	$39,544	$50,044	$13,195	$9,747	$21,970	$145,639		$74,709
Substandard:
Accrual	107,896	54,230	13,664	21,121	19,039	32,560	140,599		107,911
Nonaccrual	23,193	21,577	15,814	9,490	22,124	30,260	61,131		61,327
Total Special Mention and Substandard	216,937	115,351	79,522	43,806	50,910	84,790	347,369	16%	243,947	12%
Pass	1,242,519	1,122,695	543,277	578,192	55,244	55,869	1,841,039	84	1,756,756	88
Total	$1,459,456	$1,238,046	$622,799	$621,998	$106,154	$140,659	$2,188,409	100	$2,000,703	100

Consumer credit exposure credit risk profile based on payment activity (in thousands):

					Total Residential and Consumer
	Residential		Consumer		2011		2010
	2011	2010	2011	2010	Amount	Percent	Amount	Percent

Nonperforming(1)	$16,227	$17,441	$2,621	$5,106	$18,848	3%	$22,547	4%
Performing	259,276	293,054	289,136	305,403	548,412	97	598,457	96
Total	$275,503	$310,495	$291,757	$310,509	$567,260	100	$621,004	100
(1) Includes $8.9 million of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.

Troubled Debt Restructurings (TDR)

Effective July 1, 2011, we adopted the provisions of Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. As such, we reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs, resulting in no newly identified TDRs.

The book balance of TDRs at December 31, 2011 and December 31, 2010 was $27.7 million and $12.0 million, respectively.  The balances at December 31, 2011 include approximately $18.8 million of TDRs in nonaccrual status and $8.9 million of TDRs in accrual status compared to $4.9 million of TDRs in nonaccrual status and $7.1 million of TDRs in accrual status at December 31, 2010. Approximately $1.3 million in related reserves have been established for these loans for both December 31, 2011 and 2010, respectively.

During the twelve months ending December 31, 2011, the terms of 32 loans were modified in troubled debt restructurings, of which 23 were related to commercial loans that were already placed on nonaccrual. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance for a reasonable period, usually six months.  The remaining nine loans represented residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR.

The following table presents loans identified as TDRs during the twelve months ended December 31, 2011:

Twelve
Months Ended
December 31,
(In Thousands)	2011

Commercial	$2,914
Commercial mortgages	11,536
Construction	13,909
Residential	2,824
Consumer	146
$31,329

The TDRs described above increased the allowance for loan losses by $1.4 million through allocation of a related reserve, and resulted in charge offs of $8.9 million during the twelve months ending December 31, 2011, most of which had been previously identified and reserved for in prior periods.

The following table summarizes TDRs which have defaulted (defined as past due 90 days) during the twelve months ended December 31, 2011 that were restructured within the last twelve months prior to December 31, 2011:

Twelve
Months Ended
December 31,
(In Thousands)	2011

Residential	$974
$974

7. PREMISES AND EQUIPMENT

Land, office buildings, leasehold improvements and furniture and equipment, at cost, are summarized by major classifications:

December 31,	2011	2010
(In Thousands)
Land	$1,562	$2,390
Buildings	6,708	6,894
Leasehold improvements	32,804	27,428
Furniture and equipment	38,253	34,559
	79,327	71,271
Less:
Accumulated depreciation	43,363	39,401
	$35,964	$31,870

Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the effective lives of the related lease if less than the estimated useful lives. In general, computer equipment, furniture and equipment and building renovations are depreciated over three, five and ten years, respectively.

We occupy certain premises including some with renewal options, and operate certain equipment under noncancelable leases with terms ranging primarily from one to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred in accordance with FASB ASC 840-20 Operating Leases.  Rent expense was $7.9 million in 2011, $5.7 million in 2010 and $5.9 million in 2009. Future minimum cash payments under these leases at December 31, 2011 are as follows:

(In Thousands)
2012	$7,551
2013	7,490
2014	7,162
2015	7,070
2016	6,885
Thereafter	155,452
Total future minimum lease payments	$191,610

8. DEPOSITS

The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

December 31,	2011	2010
(In Thousands)
Money market and demand:
Noninterest-bearing demand	$525,444	$468,098
Interest-bearing demand	389,495	312,546
Money market	805,570	743,808
Total money market and demand	1,720,509	1,524,452

Savings	368,390	255,340

Customer certificates of deposit by maturity:
Less than one year	261,000	335,768
One year to two years	86,097	74,555
Two years to three years	3,219	4,415
Three years to four years	60,267	1,576
Over four years	1,444	68,550
Total customer time certificates	412,027	484,864

Jumbo certificates of deposits, by maturity:
Less than one year	254,583	228,785
One year to two years	52,753	37,010
Two years to three years	2,935	2,398
Three years to four years	36,196	167
Over four years	101	28,752
Total jumbo certificates of deposit	346,568	297,112
Total customer deposits	2,847,494	2,561,768

Brokered deposits less than one year	287,810	249,006

Total deposits	$3,135,304	$2,810,774

Interest expense by category follows:

Year Ended December 31,	2011	2010	2009
(In Thousands)
Interest-bearing demand	$405	$435	$648
Money market	2,897	4,301	4,857
Savings	1,465	494	521
Time deposits	13,548	16,070	21,634
Total customer interest expense	18,315	21,300	27,660

Brokered deposits	816	1,797	2,729
Total interest expense on deposits	$19,131	$23,097	$30,389

9. BORROWED FUNDS

The following is a summary of borrowed funds by type:
			Maximum		Weighted
			Outstanding	Average	Average
		Weighted	at Month	Amount	Interest
	Balance at	Average	End	Outstanding	Rate
	End of	Interest	During the	During the	During the
	Period	Rate	Period	Period	Period
At December 31, 2011	(Dollars in Thousands)
FHLB advances	$538,682	1.49%	$676,093	$561,117	1.75%
Trust preferred borrowings	67,011	2.30	67,011	67,011	2.02
Federal funds purchased and securities sold
under agreements to repurchase	50,000	1.68	100,000	78,685	1.50
Other borrowed funds	67,927	1.26	74,859	71,431	1.30

At December 31, 2010
FHLB advances	$488,959	2.28%	$640,179	$544,317	2.67%
Trust preferred borrowings	67,011	2.07	67,011	67,011	2.05
Federal funds purchased and securities sold
under agreements to repurchase	100,000	1.50	110,000	98,767	1.51
Other borrowed funds	91,636	1.01	107,867	86,989	1.13

Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh with rates ranging from 0.14% to 4.45% at December 31, 2011 are due as follows:

		Weighted
		Average
	Amount	Rate
	(Dollars in Thousands)

2012	$320,539	0.97%
2013	82,248	2.20
2014	135,895	2.26
	$538,682	1.49

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

As a member of the FHLB of Pittsburgh, we are required to purchase and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 0.35% of our of member asset value plus 4.60% of advances outstanding.  We were in compliance with this requirement with a stock investment in FHLB of Pittsburgh of $35.8 million at December 31, 2011.  This stock is carried on the accompanying Consolidated Statement of Condition at cost, which approximates liquidation value.

At December 31, 2011 we had $35.8 million of FHLB stock compared to $37.5 million at December 31, 2010.  In December 2008, the FHLB of Pittsburgh announced the suspension of both dividend payments and the repurchase of capital stock.  In 2010, a limited repurchase of capital stock was reinstated and during 2011 net capital stock repurchases totaled $1.8 million.  We received no dividends from the FHLB of Pittsburgh during 2011, 2010 or 2009.  However, in February of 2012, the FHLB of Pittsburgh declared a 0.10% dividend payment as well as additional repurchases of capital stock.  For additional information regarding FHLB Stock, see Note 15 to the Consolidated Financial Statements.

At December 31, 2011, 29 advances were outstanding totaling $538.7 million, with a weighted average rate of 1.49%.

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2011 and 2010, we purchased federal funds as a short-term funding source.   At December 31, 2011, we had purchased $25.0 million in federal funds at a rate of 0.38%.  At December 31, 2010, we had purchased $75.0 million in federal funds at a rate of 0.38%.

During 2011, we continued to have securities sold under agreements to repurchase as a funding source. At December 31, 2011, securities sold under agreements to repurchase had a fixed rate of 2.98%. The underlying securities are mortgage-backed securities with a book value of $29.9 million at December 31, 2011. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:
			Collateral
	Borrowing		Carrying	Fair	Accrued
	Amount	Rate	Value	Value	Interest
(Dollars in Thousands)
2011

Over 90 days	$25,000	2.98%	$29,942	$30,961	$97

2010

Over 90 days	$25,000	4.87%	$27,584	$28,419	$95

Other Borrowed Funds

Included in other borrowed funds are collateralized borrowings of $37.9 million and $61.6 million at December 31, 2011 and 2010 respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.09% and 0.17% at December 31, 2011 and 2010, respectively.  In addition, during 2009 we issued $30.0 million of unsecured debt under the FDIC Temporary Liquidity Guarantee Program.  The rate on this debt was 2.74% at December 31, 2010.

10. STOCKHOLDERS’ EQUITY

Under guidelines issued by banking regulators, savings institutions such as the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk weighted assets.  Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements.  At December 31, 2011 and 2010, WSFS was in compliance with regulatory capital requirements and was deemed a “well-capitalized” institution.

The following table presents our capital position as of December 31, 2011 and 2010:

					To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Consolidated Bank Capital		For Capital Adequacy Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
(In Thousands)
As of December 31, 2011:
Total Capital (to risk-weighted assets)	$434,301	13.43%	$258,688	8.00%	$323,361	10.00%
Core Capital (to adjusted tangible assets)	393,725	9.29	169,518	4.00	211,898	5.00
Tangible Capital (to tangible assets)	393,725	9.29	63,569	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	393,725	12.18	129,344	4.00	194,016	6.00

As of December 31, 2010:
Total Capital (to risk-weighted assets)	$409,034	13.62%	$240,338	8.00%	$300,423	10.00%
Core Capital (to adjusted tangible assets)	371,348	9.49	156,555	4.00	195,693	5.00
Tangible Capital (to tangible assets)	371,348	9.49	58,708	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	371,348	12.36	120,169	4.00	180,254	6.00

During 2010 we completed an underwritten public offering of 1,370,000 shares of common stock.  The offering was priced at $36.50 per share, a slight premium to the prior day’s closing price, and raised $47.1 million, net of $2.9 million of costs.  During 2009 we completed a private placement of common stock to Peninsula Investment Partners, L.P. for a total purchase price of $25.0 million.  During 2011 all shares were distributed on a pro-rata basis to the fund holders of Peninsula with the warrants being transferred to Peninsula’s managing partner.  Information concerning these transactions are included in Note 22 to the Consolidated Financial Statements.

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

In conjunction with the private placement of common stock and the issuance of senior preferred stock to the U.S. Department of Treasury under CPP, we issued warrants to purchase additional shares of common stock.  For additional information on these warrants see Note 22 to the Consolidated Financial Statements.

When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. We are prohibited from paying any dividend or making any other capital distribution if, after making the distribution, we would be undercapitalized within the meaning of the Prompt Corrective Action regulations.  Since 1996, the Board of Directors has approved several stock repurchase programs to reacquire common shares.  We did not acquire any shares in 2011 or 2010.

The Holding Company

In 2005, WSFS Capital Trust III, our unconsolidated subsidiary, issued $67.0 million of aggregate principle of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate.  The proceeds were used to refinance the WSFS Capital Trust I November 1998 issuance of $51.5 million of Trust Preferred Securities which had a variable rate of 250 basis points over the three-month LIBOR rate.  At December 31, 2011, the coupon rate of the Capital Trust III securities was 2.30% with a scheduled maturity of June 1, 2035.  The effective rate will vary, due to fluctuations in interest rates. The proceeds from the issue were invested in Junior Subordinated Debentures we issued. These securities are treated as borrowings with interest included in interest expense on the Consolidated Statement of Operations.  The remaining proceeds were used primarily to extinguish higher rate debt and for general corporate purposes.

Pursuant to federal laws and regulations, our ability to engage in transactions with affiliated corporations is limited, and we generally may not lend funds to nor guarantee our indebtedness.

11. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Associate 401(k) Savings Plan

Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock.  Generally, the principal and earnings thereon are tax deferred until withdrawn.  We match a portion of the Associates' contributions and, based on our performance, periodically make discretionary contributions into the plan for the benefit of our Associates.  As a result, our total cash contributions to the plan on behalf of our Associates resulted in a cash expenditure of $1.6 million, $1.5 million and $1.5 million for 2011, 2010 and 2009, respectively.

All contributions are invested in accordance with the Associates’ selection of investments.  If Associates do not designate how discretionary contributions are to be invested, 100% will be invested in a balanced fund.  Associates may make transfers to various other investment vehicles within the plan without any significant restrictions.  The plan purchased 47,000, 81,000, and 50,000 shares of our common stock during 2011, 2010 and 2009, respectively.

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents).  Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for us.

We account for our obligations under the provisions of FASB ASC 715, Compensation – Retirement Benefits (“ASC 715”). ASC 715 requires that the costs of these benefits be recognized over an Associate’s active working career.  Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year.

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

In accordance with ASC 715, during 2012 the Company expects to recognize $67,000 in expense relating to the amortization of the net actuarial loss and $61,000 in expense relating to the amortization of the net transition obligation.

The following disclosures relating to postretirement benefits were measured at December 31:

	2011	2010	2009
(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,088	$2,568	$2,502
Service cost	207	171	161
Interest cost	166	151	141
Actuarial loss/(gain)	623	360	(69)
Benefits paid	(161)	(162)	(167)
Benefit obligation at end of year	$3,923	$3,088	$2,568

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	161	162	167
Benefits paid	(161)	(162)	(167)
Fair value of plan assets at end of year	$—	$—	$—

Funded status:
Funded status	$(3,923)	$(3,088)	$(2,568)
Recognized net loss	1,444	914	626
Net amount recognized	$(2,479)	$(2,174)	$(1,942)

Components of net periodic benefit cost:
Service cost	207	171	161
Interest cost	166	151	141
Amortization of transition obligation	61	61	61
Net loss recognition	32	12	18
Net periodic benefit cost	$466	$395	$381

Assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	6.00%	5.75%
Health care cost trend rate	5.00%	5.00%	5.00%

Sensitivity analysis of health care cost trends:
Effect of +1% on service cost plus interest cost	$(17)	$(13)	$(11)
Effect of –1% on service cost plus interest cost	13	10	9
Effect of +1% on APBO	(129)	(96)	(74)
Effect of –1% on APBO	100	76	60

Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	4.50%	5.50%	6.00%
Health care cost trend rate	5.00%	5.00%	5.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year of ultimate trend rate	2011	2010	2009

Estimated future benefit payments:

The following table shows the expected future payments for the next ten years:
(In Thousands)

During 2012	$119
During 2013	120
During 2014	122
During 2015	122
During 2016	122
During 2017 through 2021	676
$1,281

We assume that the average annual rate of increase for medical benefits will remain flat and stabilize at an average increase of 5% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2011, this annual premium cap amounted to $2,700 per retiree. We estimate that we will contribute approximately $119,000 to the plan during fiscal 2012.

We have five additional plans which are no longer being provided to Associates.  They are a Supplemental Pension Plan with a corresponding liability of $430,000, an Early Retirement Window Plan with a corresponding liability of $290,000, a Director’s Plan with a corresponding liability of $98,000, a Supplemental Executive Retirement Plan with a corresponding liability of $873,000 acquired from Christiana Bank & Trust, and a Post Retirement Medical Plan with a corresponding liability of $105,000 also acquired from Christiana Bank & Trust.

12. TAXES ON INCOME

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns.  Our income tax provision (benefit) consists of the following:

Year Ended December 31,	2011	2010	2009
(In Thousands)
Current income taxes:
Federal taxes	$6,648	$8,192	$7,699
State and local taxes	1,849	(555)	(1,408)
Deferred income taxes:
Federal taxes	2,978	(2,183)	(8,384)
State and local taxes	-	-	-
Total	$11,475	$5,454	$(2,093)

Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010:

	2011	2010
(In Thousands)
Deferred tax liabilities:
Unrealized gains on available-for-sale securities	$(7,105)	$(4,287)
Accelerated depreciation	(912)	(707)
Other	(395)	(207)
Prepaid expenses	(1,428)	(1,361)
Deferred loan costs	(1,680)	(1,675)
Intangibles	(795)	—
Total deferred tax liabilities	(12,315)	(8,237)

Deferred tax assets:
Allowance for loan losses	18,578	21,119
Reserves and other	5,862	5,460
Deferred gains	505	398
Total deferred tax assets	24,945	26,977
Net deferred tax asset	$12,630	$18,740

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2011, such items consisted primarily of $7.1 million of unrealized gains on certain investments in debt and equity securities accounted for under ASC 320 partially offset by $550,000 related to postretirement benefit obligations accounted for under ASC 715.  In 2010, they consisted primarily of $4.3 million of unrealized gains on certain investments in debt and equity securities, partially offset by $388,000 related to postretirement benefit obligations.

Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of our temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $12.6 million at December 31, 2011. No federal or state net operating losses existed at December 31, 2011.

A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

Year Ended December 31,	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax net of federal tax benefit	3.4	(1.8)	64.0
Interest income 50% excludable	(2.1)	(3.7)	50.6
Bank-owned life insurance income	(2.0)	(1.3)	22.4
Incentive stock option and other
nondeductible compensation	0.9	0.8	(18.0)
Settlement of prior year charitable donation	(1.2)	—	—
Federal tax credits	(0.5)	(1.1)	(8.0)
Other	0.1	—	0.4
Effective tax rate	33.6%	27.9%	146.4%

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

             Related to the move of our corporate headquarters, during 2007, we donated (to the local Historical Society, for the purpose of community viewing) an N.C. Wyeth mural which was previously displayed in our former headquarters. Pursuant to an appraisal by a nationally recognized art appraisal firm, the estimated fair value of the mural was $6.0 million, which was recorded as a charitable contribution expense. We recognized a related offsetting gain on the transfer of the asset during 2007. The expense and offsetting gain was shown net in our Consolidated Financial Statements. As the gain on the transfer of the asset is permanently excludible from taxation, the charitable contribution transaction results in a permanent deduction for income tax purposes. The amount of the deduction represented an income tax uncertainty because it was subject to evaluation by the Internal Revenue Service (“IRS”).  The IRS did not audit our 2007 income tax return and the statute of limitations on this tax year expired in 2011.  Accordingly, we recorded a $416,000 tax benefit in 2011 related to the resolution of this uncertainty.

We record interest and penalties on potential income tax deficiencies as income tax expense.  Federal tax years 2008 through 2011 remain subject to examination as of December 31, 2011, while tax years 2008 through 2011 remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2012.

The total amount of unrecognized tax benefits related to ASC 740 as of December 31, 2011 was $88,000, all of which would affect our effective tax rate if recognized. The total amount of accrued interest and penalties included in such unrecognized tax benefits were $15,000 and $6,000, respectively, all of which was recorded as expense in 2011. A reconciliation of the total amounts of unrecognized tax benefits during 2011 is as follows:

(In Thousands)
Unrecognized tax benefits at December 31, 2010	$967
Additions as a result of tax positions taken during prior years	96
Additions as a result of tax positions taken during current year	—
Reductions relating to settlements with taxing authorities	—
Reductions as a result of a lapse of statutes of limitations	(975)
Unrecognized tax benefits at December 31, 2011	$88

13. STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation.  After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”).  No future awards may be granted under the 1997 Plan, however, we still have options outstanding under the plan for officers, directors and Associates of the Company and its subsidiaries.  The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted.  We have stock options outstanding under both plans (collectively, “Stock Incentive Plans”).  The number of shares reserved for issuance under the 2005 Plan is 1,197,000.  At December 31, 2011, there were 325,177 shares available for future grants under the 2005 Plan.

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

Stock Options

A summary of the status of our Stock Incentive Plans as of December 31, 2011, 2010 and 2009, respectively, and changes during those years is presented below:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Stock Options:
Outstanding at beginning of year	566,323	$42.84	733,468	$42.95	675,887	$44.98
Granted	57,723	44.15	27,889	30.94	83,921	23.33
Exercised	(85,379)	18.94	(67,376)	14.29	(16,460)	16.48
Forfeited	(12,666)	40.85	(22,899)	40.53	(1,468)	57.48
Expired	(109,115)	59.85	(104,759)	59.29	(8,412)	59.85
Outstanding at end of year	416,886	43.52	566,323	42.84	733,468	42.95

Exercisable at end of year	304,628	$46.27	442,837	$45.04	541,910	$43.52

Weighted-average fair value of awards granted	$14.06		$9.51		$5.42

In addition, at January 1, 2011 there were nonvested options with a $805,000 intrinsic value. During the year ended December 31, 2011, the vested options had a $255,000 intrinsic value. Also during 2011, there were options exercised with an intrinsic value of $1.7 million.  In addition, there were vested options expired with an intrinsic value of $129,000. The exercisable options remaining at December 31, 2011, had an intrinsic value of $470,000 and a remaining contractual term of 1.6 years.  At December 31, 2011 the options outstanding had an intrinsic value of $969,000 and a remaining contractual term of 2.1 years.

The following table provides information about our unvested stock options outstanding for December 31, 2011, 2010 and 2009, respectively:

	2011			2010			2009
		Weighted-	Weighted-		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average		Average	Average
	Shares	Exercise Price	Grant Date Fair Value	Shares	Exercise Price	Grant Date Fair Value	Shares	Exercise Price	Grant Date Fair Value
Stock Options:
Unvested at beginning of period	123,486	$34.94	$8.27	191,558	$41.31	$8.92	202,442	$57.00	$12.10
Granted	57,723	44.15	14.06	27,889	30.94	9.51	83,921	23.33	5.42
Vested	(56,285)	40.77	9.13	(73,062)	48.38	10.26	(93,337)	58.91	12.63
Forfeited	(12,666)	40.85	9.44	(22,899)	40.53	8.84	(1,468)	57.48	12.06
Unvested at end of period	112,258	$36.08	$10.69	123,486	$34.94	$8.27	191,558	$41.31	$8.92

The total amount of compensation cost related to nonvested stock options as of December 31, 2011 was $623,000.  The weighted-average period over which it is expected to be recognized is 2.5 years.  We issue new shares upon the exercise of options.

During 2011, we granted 57,723 options with a five-year life and a four-year vesting period.  The Black-Scholes option-pricing model was used to determine the grant date fair value of options.  Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) between 0.5% and 1.6% in 2011; an expected option life of three and three-quarter years; and an expected stock price volatility between 44.3% and 44.7% in 2011.  For the purposes of this option-pricing model, a dividend yield between 1.0% and 1.4% was assumed.

The following table summarizes all stock options outstanding and exercisable for Option Plans as of December 31, 2011, segmented by range of exercise prices:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number	Price	Contractual Life	Number	Price

Stock Options:

$20.71-$27.60	58,376	$23.34	2.2 years	26,200	$23.32
$27.61-$34.50	75,921	32.56	1.8 years	54,520	33.12
$34.51-$41.40	2,600	38.69	4.0 years	400	37.20
$41.41-$48.30	121,829	44.68	2.8 years	65,897	44.36
$48.31-$55.20	102,943	53.20	1.0 years	102,405	53.23
$55.21-$62.10	49,717	58.83	2.9 years	49,717	58.83
$62.11-$69.00	5,500	66.34	1.3 years	5,489	66.34

Total	416,886	$43.52	2.1 years	304,628	$46.27

Restricted Stock

During 2011, we issued 41,434 restricted stock units and awards.  These awards generally vest over a four to five year period.  For stock awards made to certain executive officers, there are additional vesting limitations.  Under these additional limitations, 25% of the awards will become transferrable at the time of repayment of at least 25% of the aggregate financial assistance we received under the Emergency Economic Stabilization Act of 2008 (“EESA”), an additional 25% of the shares granted (for an aggregate total of 50% of the shares will become transferrable) at the time of repayment of at least 50% of the aggregate financial assistance we received under EESA, an additional 25% of the shares granted (for an aggregate total of 75% of the shares will become transferrable) at the time of repayment of at least 75% of the aggregate financial assistance we received under EESA.  The remainder of the shares will become transferrable following the time of repayment of 100% of the aggregate financial assistance we received under EESA.  If the date specified has not occurred by the tenth anniversary of the grant date, the grantee will forfeit all of the restricted shares.

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

Performance Stock Awards

Beginning in 2009, the Long-Term Performance-Based Restricted Stock Unit program (“Long-Term Program”) will award up to an aggregate of 77,800 shares of our stock to the remaining fourteen participants, only after the achievement of targeted levels of return on assets (“ROA”) in any year through 2011. In 2010, the Personnel and Compensation Committee recommended, and the Board approved, the extension to 2013 and the adjustment of the ROA performance levels. Under the terms of the revised plan, if an annual ROA performance level of 1.00% is achieved, up to 39,000 shares will be awarded.  If an annual ROA performance level of 1.125% is achieved, up to 53,300 shares will be awarded.  If an annual ROA performance level of 1.25% or greater is achieved, up to 77,800 shares will be awarded.  The awarded stock will vest in 25% increments over four years.  In addition, if a performance level is achieved and there are insufficient shares available for grant, we have the option of granting the available shares with the remainder being paid in cash.  We did not recognize any compensation expense related to this program in 2011, 2010 or 2009.  Compensation expense for the Long-Term Program was based on the closing stock price as of May 28, 2008 and will begin to be recognized once the achievement of target performance is considered probable.

The Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 22,250 shares of restricted stock effective January 3, 2011 with a five-year performance vesting schedule starting at the end of the second year.  These awards are based on acquiring new business relationships in which Mr. Schoenhals has played a meaningful role in helping us establish the new business.  These shares are subject to vesting in whole or in part if pre-tax contributions achieved over a two year period result in at least a 50% return on investment of the cost of the restricted stock. We did not recognize any compensation expense related to this award in 2011.

The impact of stock-based compensation for the year ended December 31, 2011 was $1.6 million pre-tax ($1.2 million after tax) or $0.14 per share, to salaries, benefits and other compensation. This compares to $965,000 pre-tax ($745,000 after tax) or $0.10 per share in 2010 and $1.4 million pre-tax ($1.1 million after tax) or $0.18 per share in 2009.

14. COMMITMENTS AND CONTINGENCIES

Lending Operations

At December 31, 2011, we had commitments to extend credit of $686.6 million. Commercial loan commitments represented $295.9 million, while commercial mortgage and construction commitments were $118.8 million and $49.5 million, respectively.  Outstanding letters of credit were $55.7 million.  Consumer lines of credit totaled $160.1 million of which $147.7 million was secured by real estate and outstanding commitments to make or acquire mortgage loans aggregated $6.5 million; all were at fixed rates ranging from 2.88% to 4.63%. Mortgage commitments generally have closing dates within a six-month period.

Data Processing Operations

We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due (in thousands) are as follows:

Year	Amount
2012	$2,769
2013	2,297
2014	1,933
2015	625
2016	24

The expenses for data processing and operations for the year ending December 31, 2011 was $5.3 million.

Legal Proceedings

In the ordinary course of business, we are subject to legal actions that involve claims for monetary relief. Based upon information presently available to us and our counsel, it is our opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on our results of operations.  For additional information regarding legal proceedings, see Note 23 to the Consolidated Financial Statement.

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

The following represents a summary of off-balance sheet financial instruments at year-end:

December 31,	2011	2010
(In Thousands)
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$49,510	$52,565
Commercial mortgage loan commitments	118,812	72,131
Commercial loan commitments	295,929	251,344
Commercial standby letters of credit	55,697	60,913
Residential mortgage loan commitments	6,501	18,399
Consumer loan commitments	160,160	148,186

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

Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 15 to 30 year loans in the secondary market to government sponsored enterprises such as FHLMC or to wholesale lenders. We sometimes retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Not reflected in the table above are commitments to sell residential mortgages of $23.4 million and $24.6 million at December 31, 2011 and 2010, respectively.

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

At December 31, 2011, there were seventy-nine variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers with an initial notional amount aggregating approximately $318.1 million, and with maturities ranging from seven months to fourteen years. The aggregate fair value of these swaps to the customers was a liability of $32.8 million as of December 31, 2011, and of the seventy-nine swaps, all were in a paying position to a third party.

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

Investments and Mortgage-Backed Securities:  Since quoted market prices are not available, fair value is estimated using quoted prices for similar securities, which we obtain from a third party vendor.  We utilize one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by us to validate the vendor's methodology.  The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading, see note 1 to the Consolidated Financial Statements.

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

Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be equal to its cost.  We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value.  As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on financial institutions and, accordingly, the customer base of the FHLB and (iv) the liquidity position of the FHLB.  The FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  On August 8, 2011, Standard & Poors (“S&P”) downgraded the FHLB from AAA to AA+, similar to their downgrade of the U.S. sovereign rating.  The reduction in the FHLB credit rating was due to the belief, by S&P, that the FHLB system is certain to receive U.S. government support, if necessary, resulting from the important role the FHLB system plays as primary liquidity providers to U.S. mortgage and housing-market participants.  Despite the downgrade, the FHLB continues to have a very high degree of government support and was in compliance with all regulatory capital requirements as of December 31, 2011.  As a result, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of December 31, 2011.

Demand Deposits, Savings Deposits and Time Deposits:  The fair value of demand deposits and savings deposits is determined by projecting future cash flows using an estimated economic life based on account characteristics.  The resulting cash flow is discounted using rates available on alternative funding sources.  The fair value of time deposits is estimated using the rate and maturity characteristics of the deposits to estimate their cash flow.  The cash flow is discounted as rates for similar term wholesale funding.

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

The book value and estimated fair value of our financial instruments are as follows:

At December 31,	2011			2010
	Book Value	Fair Value		Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	$468,017	$468,017		$376,759	$376,759
Investment securities	42,569	42,569		52,451	52,428
Mortgage-backed securities	829,225	829,225		713,358	713,358
Loans, held-for-sale	10,185	10,185		14,522	14,522
Loans, net	2,702,589	2,721,804		2,561,368	2,572,147
Stock in Federal Home Loan Bank of Pittsburgh	35,756	35,756		37,536	37,536
Accrued interest receivable	11,743	11,743		11,765	11,765

Financial liabilities:
Deposits	3,135,304	3,087,464		2,810,774	2,826,515
Borrowed funds	723,620	731,522		747,606	751,970
Standby letters of credit	322	322		210	210
Accrued interest payable	1,910	1,910		3,317	3,317

The estimated fair value of our off-balance sheet financial instruments is as follows:

December 31,			2011	2010
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit			$4,445	$3,729

16. FAIR VALUE OF FINANCIAL ASSETS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The table below presents the balances of assets measured at fair value as of December 31, 2011 (there are no material liabilities measured at fair value):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Asset	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets Measured at Fair Value on a Recurring Basis:	(in Thousands)
Available-for-sale securities:
Collateralized mortgage obligations	$—	$324,450	$3,936	$328,386
FNMA	—	329,354	—	329,354
FHLMC	—	95,086	—	95,086
GNMA	—	63,967	—	63,967
U.S. Government and agencies	—	39,025	—	39,025
State and political subdivisions	—	4,190	—	4,190
Reverse mortgages	—	—	(646)	(646)
Trading securities	—	—	12,432	12,432
Total assets measured at fair value on a recurring basis	$—	$856,072	$15,722	$871,794

Assets Measured at Fair Value on a Nonrecurring Basis:
Other real estate owned	$—	$11,695	$—	$11,695
Impaired Loans	—	74,562	—	74,562
Total assets measured at fair value on a nonrecurring basis	$—	$86,257	$—	$86,257

The table below presents the balances of assets measured at fair value as of December 31, 2010 (there were no material liabilities measured at fair value):

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

Available-for-sale securities. As of December 31, 2011, securities classified as available for sale are reported at fair value using both Level 2 and Level 3 inputs.  Included in the Level 2 total are approximately $39.0 million in Federal Agency debentures, $686.7 million in Federal Agency MBS, $126.1 million of Private Label MBS, and $4.2 million in municipal bonds.  Agency and MBS securities are predominately AAA-rated.

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

The changes in Level 3 assets measured at fair value are summarized as follows:

			Available-
	Trading Securities	Reverse Mortgages	for-sale
			Securities	Total
	(In Thousands)
Balance at December 31, 2009	$12,183	$(530)	$—	$11,653
Total net income (loss) for the year included in net income	249	(287)	—	(38)
Purchases, sales, issuances, and sentiments, net	—	131	—	131
Mark-to-market adjustment	—	—	—	—
Balance at December 31, 2010	$12,432	$(686)	$—	$11,746
Total net income (loss) for the year included in net income	—	(137)	265	128
Contractual monthly advances of principal	—	177	2,755	2,932
Mark-to-market adjustment	—	—	916	916
Balance at December 31, 2011	$12,432	$(646)	$3,936	$15,722

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

Impaired loans. Impaired loans, which are measured for impairment using a discounted cash flow model or the fair value of the collateral for collateral dependent loans, had a gross amount of $80.0 million and $83.8 million at December 31, 2011 and December 31, 2010, respectively.  The valuation allowance on impaired loans was $4.7 million as of December 31, 2011 and $12.0 million as of December 31, 2010.  During the twelve months ended December 31, 2011, we recorded a net decrease of $4.5 million in our allowance for loan loss as a result of adjusting the carrying value and estimated fair value on these collateral dependent impaired loans.

17. RELATED PARTY TRANSACTIONS

We routinely enter into transactions with our directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features.  The aggregate amount of loans to such related parties was $1.8 million and $1.9 million at December 31, 2011 and 2010, respectively.  During 2011, new loans and credit line advances to such related parties amounted to $406,000 and repayments amounted to $476,000.

We have also engaged (or in some cases donated to) the following organizations which are affiliated with one or more of our directors in the ordinary course of business:

•	a company which provides peer group meetings and forums held for executives of local banks amounting to $5,000 in 2011, $25,000 in 2010 and none in 2009.

•	an investment bank providing financial services amounting to $8,000 in 2011, $29,000 in 2010, and none in 2009.

•	donated funds to a local charity that provides support to local Delaware communities. Total contributions made to this charity amounted to $18,000 in 2011 and $33,000 in 2010 and 2009.

•	donated funds to support a local university. Total contributions made to this university amounted to $6,000 in 2011, $25,000 in 2010, and none in 2009.

•	donated funds to support the local chamber of commerce. Total contributions made amounted to $46,000 in 2011, $15,000 in 2010 and $22,000 in 2009.

18. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

December 31,	2011	2010
(In Thousands)
Assets:
Cash	$13,046	$19,521
Mortgage-backed securities, available-for-sale	3,936	-
Investment in subsidiaries	439,989	412,679
Investment in Capital Trust III	2,011	2,011
Other assets	886	787
Total assets	$459,868	$434,998

Liabilities:
Borrowings	$67,011	$67,011
Interest payable	133	119
Other liabilities	591	46
Total liabilities	67,735	67,176

Stockholders’ equity:	1	1
Preferred stock
Common stock	182	180
Capital in excess of par value	220,163	216,316
Accumulated other comprehensive income	11,202	6,524
Retained earnings	408,865	393,081
Treasury stock	(248,280)	(248,280)
Total stockholders’ equity	392,133	367,822
Total liabilities and stockholders’ equity	$459,868	$434,998

Condensed Statement of Operations

Year Ended December 31,	2011	2010	2009
(In Thousands)
Income:
Interest income	$1,021	$2,207	$1,716
Noninterest income	153	120	64
	1,174	2,327	1,780
Expenses:
Interest expense	1,375	1,390	1,797
Other operating expenses	419	656	79
	1,794	2,046	1,876

(Loss) income before equity in undistributed income of subsidiaries	(620)	281	(96)
Equity in undistributed income of subsidiaries	23,297	13,836	759
Net income	22,677	14,117	663
Dividends on preferred stock and accretion of discount	(2,770)	(2,770)	(2,590)
Net income (loss) allocable to common stockholders	$19,907	$11,347	$(1,927)

Condensed Statement of Cash Flows

Year Ended December 31,	2011	2010	2009
(In Thousands)
Operating activities:
Net income	$22,677	$14,117	$663
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed income of subsidiaries	(23,298)	(13,836)	(759)
Increase in capitalized interest	(280)	—	—
Increase in other assets	(98)	(383)	829
Increase (decrease) in other liabilities	33	24	(123)
Net cash (used for) provided by operating activities	(966)	(78)	610

Investing activities:
Increase in investment in subsidiaries	—	(54,500)	(47,363)
Purchase of mortgage backed securities	(2,500)	—	—
Net cash used for investing activities	(2,500)	(54,500)	(47,363)

Financing activities:
Issuance of common stock	3,709	49,565	26,851
Issuance of preferred stock	—	—	52,625
Cash dividends paid	(6,718)	(6,207)	(5,210)
Treasury stock, net of reissuance	—	—	—
Net cash (used for) provided by financing activities	(3,009)	43,358	74,266

(Decrease) increase in cash	(6,475)	(11,220)	27,513
Cash at beginning of period	19,521	30,741	3,228
Cash at end of period	$13,046	$19,521	$30,741

19. SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments.  There is one segment for each of WSFS Bank, Cash Connect, (the ATM division of WSFS Bank), and Trust and Wealth Management.  Trust and Wealth Management was reorganized during 2011 and is comprised of Montchanin, Christiana Trust, Private Banking and WSFS Investment Group, Inc. in a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.  As required by ASC 280, all prior years’ information has been updated to reflect this presentation. Additionally, during 2009 we announced and completed a wind-down of the 1st Reverse operations.

The WSFS Bank segment provides financial products to commercial and retail customers through its 49 offices located in Delaware (39), Pennsylvania (8) and Virginia (1) and Nevada (1).  Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS.  These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank.  Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

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

As mentioned above, the Trust and Wealth Management segment was reorganized in 2011 and is now comprised of Christiana Trust, Montchanin, Private Banking and WSFS Investment Group, Inc.  Christiana Trust was acquired as part of the acquisition of CB&T in December 2010 and WSFS’ Trust and Wealth Management business was consolidated into Christiana Trust.  Trust and Wealth Management provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada.  These services are provided to individuals and families as well as corporations and institutions.  Montchanin has one consolidated wholly owned subsidiary, Cypress Capital Management, LLC (Cypress).  Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. WSFS Investment Group, Inc. markets various third-party insurance products and securities and Private Banking which strives to meet the needs of high net worth individuals and successful business owners.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results.  The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the years ended December 31, 2011, 2010, and 2009 follows:

For the Year Ended December 31, 2011:	WSFS Bank	Cash Connect	Trust & Wealth Management		Total
(In Thousands)
External customer revenues:
Interest income	$149,314	$—	$9,328		$158,642
Noninterest income	35,623	15,619	12,346		63,588
Total external customer revenues	184,937	15,619	21,674		222,230

Intersegment revenues:
Interest income	4,074	—	9,682		13,756
Noninterest income	7,583	759	—		8,342
Total intersegment revenues	11,657	759	9,682		22,098

Total revenue	196,594	16,378	31,356		244,328

External customer expenses:
Interest expense	31,345	—	1,260		32,605
Noninterest expenses	107,652	7,882	11,943		127,477
Provision for loan loss	26,641	—	1,355		27,996
Total external customer expenses	165,638	7,882	14,558		188,078

Intersegment expenses:
Interest expense	9,682	895	3,179		13,756
Noninterest expenses	759	1,570	6,013		8,342
Total intersegment expenses	10,441	2,465	9,192		22,098

Total expenses	176,079	10,347	23,750		210,176

Income before taxes and extraordinary items	$20,515	$6,031	$7,606		$34,152

Income tax provision					11,475
Consolidated net income					$22,677

Cash and cash equivalents	$48,107	$416,949	$2,961		$468,017
Other segment assets	3,618,744	2,155	200,092		3,820,991
	$3,666,851	$419,104	$203,053	$
Total segment assets at December 31, 2011					4,289,008

Capital expenditures	$8,877	$1,291	$326		$10,494

For the Year Ended December 31, 2010:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$154,790	$—	$7,613	$162,403
Noninterest income	31,849	13,231	5,035	50,115
Total external customer revenues	186,639	13,231	12,648	212,518

Intersegment revenues:
Interest income	3,988	—	5,138	9,126
Noninterest income	6,652	755	—	7,407
Total intersegment revenues	10,640	755	5,138	16,533

Total revenue	197,279	13,986	17,786	229,051

External customer expenses:
Interest expense	40,629	—	1,103	41,732
Noninterest expenses	95,580	5,956	7,796	109,332
Provision for loan loss	40,084	—	1,799	41,883
Total external customer expenses	176,293	5,956	10,698	192,947

Intersegment expenses:
Interest expense	5,138	930	3,058	9,126
Noninterest expenses	755	1,534	5,118	7,407
Total intersegment expenses	5,893	2,464	8,176	16,533

Total expenses	182,186	8,420	18,874	209,480

Income (loss) before taxes	$15,093	$5,566	$(1,088)	$19,571

Income tax provision				5,454
Consolidated net income				$14,117

Cash and cash equivalents	$46,803	$326,573	$3,383	$376,759
Other segment assets	3,350,338	13,196	213,225	3,576,759
	$3,397,141	$339,769	$216,608	$3,953,518
Total segment assets at December 31, 2010

Capital expenditures	$5,775	$174	$2	$5,951

For the Year Ended December 31, 2009:	WSFS Bank	Cash Connect	1st Reverse	Trust & Wealth Management		Total
(In Thousands)
External customer revenues:
Interest income	$150,151	$—	$32	$7,547		$157,730
Noninterest income	33,192	11,992	2,023	3,034		50,241
Total external customer revenues	183,343	11,992	2,055	10,581		207,971

Intersegment revenues:
Interest income	4,050	—	—	5,248		9,298
Noninterest income	6,914	408	—	—		7,322
Total intersegment revenues	10,964	408	—	5,248		16,620

Total revenue	194,307	12,400	2,055	15,829		224,591

External customer expenses:
Interest expense	51,145	—	—	1,941		53,086
Noninterest expenses	93,463	5,387	4,917	4,737		108,504
Provision for loan loss	46,389	—	—	1,422		47,811
Total external customer expenses	190,997	5,387	4,917	8,100		209,401

Intersegment expenses:
Interest expense	5,248	627	—	3,423		9,298
Noninterest expenses	408	905	261	5,748		7,322
Total intersegment expenses	5,656	1,532	261	9,171		16,620

Total expenses	196,653	6,919	5,178	17,271		226,021

(Loss) income before taxes	$(2,346)	$5,481	$(3,123)	$(1,442)		$(1,430)

Income tax provision (benefit)						(2,093)
Consolidated net income						$663

Cash and cash equivalents	$53,222	$264,903	$—	$3,624		$321,749
Other segment assets	3,252,919	14,861	—	158,978		3,426,758
	$3,306,141	$279,764	$—	$162,602	$
Total segment assets at December 31, 2009						3,748,507

Capital expenditures	$6,287	$474	$—	$15		$6,776

20. GOODWILL AND INTANGIBLE ASSETS

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

The following table details the effect on goodwill from the changes in estimates of the fair values of the assets acquired and liabilities assumed from the amounts originally reported on the Form 10-K for the year ended December 31, 2010 (in thousands):

Goodwill resulting from CB&T acquisition reported on Form 10-K for the year ended December 31, 2010
$15,876
Effect of adjustments to:
Loans	801
Premises and equipment	250
Other liabilities, net	350
Adjusted goodwill resulting from acquisition of CB&T as of December 31, 2011	$17,277

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and charged to results of operations in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. As of December 31, 2011, goodwill totaled $28.1 million compared to $26.7 million as of December 31, 2010.  The majority of this goodwill, or $23.0 million, is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008 and the acquisition of CB&T during 2010.  The remaining $5.1 million in is the Trust and Wealth Management reporting unit and is mainly the result of the acquisition of CB&T.

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

As of December 31, 2011, we completed the Step One test of the analysis to determine potential goodwill impairment of the WSFS Bank and Trust and Wealth Management reporting units.  The valuation incorporated a market-based analysis and indicated the fair values of our WSFS Bank and Trust and Wealth Management reporting units were above their carrying amounts.  Therefore, in accordance with FASB ASC 350-20-35-6, the Step Two analysis was not required.

FASB ASC 350,  also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:
	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
	(In Thousands)
December 31, 2011
Core deposits	$4,370	$(1,393)	$2,977
Other	4,865	(1,703)	3,162
Total other intangible assets	$9,235	$(3,096)	$6,139

December 31, 2010
Core deposits	$4,370	$(714)	$3,656
Other	4,834	(1,183)	3,651
Total other intangible assets	$9,204	$(1,897)	$7,307

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. We recognized amortization expense on our intangible assets of $1.2 million, $569,000, and $561,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following presents the estimated amortization expense of intangibles:

Amortization
(In Thousands)	of Intangibles
2012	$1,092
2013	916
2014	758
2015	711
2016	465
Thereafter	2,197
Total	$6,139

At December 31, 2011, goodwill and other intangible assets were not considered impaired.  Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

21. NONINTEREST EXPENSES

During the year ended December 31, 2011, we recorded $780,000 in non-routine charges related to the acquisition and integration of Christiana Bank & Trust (discussed further in Note 20 of the Consolidated Financial Statements).  These expenses mainly reflected salaries, benefits and other compensation, data processing and operations expenses and professional fees.

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

o
$1.7 million in costs related to the acquisition and integration of Christiana Bank & Trust mainly reflected in professional fees, salaries, benefits and other compensation and data processing and operation expense.

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

On September 24, 2009 we completed a private placement of stock to Peninsula Investment Partners, L.P. (Peninsula), pursuant to which we issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of common stock at an exercise price of $29.00 per share.  The warrant is immediately exercisable.  During 2011 all shares were distributed on a pro-rata basis to the fund holders of Peninsula with the warrants being transferred to Peninsula’s managing partner.

Total proceeds of $25.0 million were allocated, based on the relative fair value of common stock and common stock warrants, to common stock for $23.5 million and common stock warrants for $1.5 million on September 24, 2009.

On January 23, 2009, we entered into a purchase agreement with the U.S. Treasury pursuant to which we issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share.  We will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.  The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.  We declared and paid preferred stock dividends of $2.6 million during both 2011 and 2010.

Total proceeds of $52.6 million were allocated, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000 respectively, on January 23, 2009.  The preferred stock discount will be accreted, on an effective yield method, to preferred stock over five years.  We have accreted a total of $139,000 for both years ended December, 31, 2011 and 2010, relating to the discount on preferred stock.

The preferred stock is nonvoting, except for class voting rights on certain matters that could adversely affect the shares.  They may be redeemed by us for the liquidation preference ($1,000 per share), plus accrued but unpaid dividends, with the Treasury’s approval.  The warrant is exercisable immediately and subject to certain anti-dilution and other adjustments.

23. LEGAL PROCEEDINGS

We were served with a complaint filed in U.S. Bankruptcy Court by a bankruptcy trustee relating to a former WSFS Bank customer.  The complaint challenges the Bank’s actions in exercising its rights concerning an outstanding loan and also seeks to avoid and recover the pre-bankruptcy repayment of that loan.  Management of the Bank believes it acted appropriately and is vigorously defending itself against the complaint.  No litigation reserve has been recorded as it is not yet possible to establish the probability of, or reasonably estimate, a potential loss.  Our insurance carrier has determined our future litigation defense costs are covered by an insurance policy we have for such matters.

On November 18, 2011, a purported class action was filed in the Delaware Superior Court for New Castle County.  The Complaint challenges WSFS Bank’s practices relating to its assessment and collection of overdraft fees on checking accounts.  Damages are sought for the statute of limitations period applicable to the claims made in the suit, and include restitution of overdraft fees paid to WSFS Bank, actual damages allegedly sustained by customers, punitive damages, and attorney’s fees.  This case is nearly identical to numerous other lawsuits that have been brought by a small handful of class action litigators.  We have discovered more than 120 other overdraft suits that have recently been brought against U.S. banks.  No litigation reserve has been recorded as it is not yet possible to establish the probability of, or reasonably estimate, a potential loss.

We strongly believe that our overdraft practices are fair to our customers and comply fully with all applicable laws and regulations.  We believe this suit is without merit and intend to vigorously defend the pending action.

There are no other significat pending legal proceedings involving us other than those arising out of routine operations.  Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

24. SUBSEQUENT EVENTS

On March 14, 2012, the U.S. Treasury announced plans to offer and sell its interest in our Fixed Rate Cumulative Perpetual Preferred Stock it purchased as part of the Treasury’s Troubled Asset Relief Capital Purchase Program. As this Preferred Stock is issued and outstanding, we believe the sale of these securities will not have a material impact on our Consolidated Statement of Condition. In addition, we will incur certain direct costs in connection with this offering (including legal and accounting costs) and certain incidental costs, such as potential compensation costs. We believe these costs will not have a material impact on our Consolidated Statement of Operations.

The Treasury also owns a warrant to purchase shares of our common stock. The warrant is not part of this sale.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010
(In Thousands, Except Per Share Data)
Interest income	$39,585	$40,091	$39,814	$39,152	$39,812	$40,579	$41,454	$40,558
Interest expense	7,169	7,911	8,627	8,898	9,359	10,402	10,756	11,215
Net interest income	32,416	32,180	31,187	30,254	30,453	30,177	30,698	29,343
Provision for loan losses	6,948	6,558	8,582	5,908	9,903	9,976	10,594	11,410
Net interest income after provision	25,468	25,622	22,605	24,346	20,550	20,201	20,104	17,933
for loan losses
Noninterest income	16,996	16,924	16,029	13,639	12,113	14,425	12,436	11,141
Noninterest expenses	33,026	32,412	30,652	31,387	29,868	22,092	27,739	29,633
Income (loss) before taxes	9,438	10,134	7,982	6,598	2,795	12,534	4,801	(559)
Income tax provision (benefit)	3,276	3,348	2,459	2,392	715	4,312	1,500	(1,073)
Net Income	6,162	6,786	5,523	4,206	2,080	8,222	3,301	514
Dividends on preferred stock and	693	692	693	692	694	692	692	692
accretion of discount
Net Income (loss) allocable to common
stockholders	$5,469	6,094	4,830	3,514	1,386	7,530	2,609	(178)
Earnings per share:
Basic	0.63	0.71	0.56	0.41	0.16	0.95	0.37	(0.03)
Diluted	0.63	0.70	0.55	0.40	0.16	0.94	0.36	(0.03)

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their reports, which are included herein.

/s/ Mark A. Turner	/s/ Stephen A. Fowle
Mark A. Turner	Stephen A. Fowle
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WSFS Financial Corporation:

We have audited WSFS Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). WSFS Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WSFS Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2012

During the quarter ended December 31, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no matters required to be disclosed under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB” and “Corporate Governance - Committees of the Board of Directors” in the Registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on April 29, 2012 (the “Proxy Statement”) is incorporated into this item by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Shown below is information as of December 31, 2011 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)

Equity compensation plans approved by stockholders (1)
	423,558	$42.84	325,177

Equity compensation plans not approved by stockholders
	N/A	N/A	N/A

TOTAL	423,558	$42.84	325,177

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

1.
The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2011, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit
Number                      Description of Document
3.1	Amended and Restated Certificate of Incorporation of WSFS Financial Corporation.

3.2	Amended and Restated Bylaws of WSFS Financial Corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on October 27, 2008.

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

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of CEO and CFO pursuant to Section 5221

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.LAB	XBRL Labels Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

*
Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

Exhibits 10.1 through 10.10 represent management contracts or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 15, 2012	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2012	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Chairman

Date:	March 15, 2012	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	March 15, 2012	BY:	/s/ Charles G. Cheleden
Charles G. Cheleden
Vice Chairman and Lead Director

Date:	March 15, 2012	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 15, 2012	BY:	/s/ Donald W. Delson
Donald W. Delson
Director

Date:	March 15, 2012	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	March 15, 2012	BY:	/s/ William B. Chandler, III
William B. Chandler, III
Director

Date:	March 15, 2012	BY:	/s/ Zissimos A. Frangopoulos
Zissimos A. Frangopoulos
Director

Date:	March 15, 2012	BY:	/s/ Dennis E. Klima
Dennis E. Klima
Director

Date:	March 15, 2012	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	March 15, 2012	BY:	/s/ Thomas P. Preston
Thomas P. Preston
Director

Date:	March 15, 2012	BY:	/s/ Scott E. Reed
Scott E. Reed
Director

Date:	March 15, 2012	BY:	/s/ Claibourne D. Smith
Claibourne D. Smith
Director

Date:	March 15, 2012	BY:	/s/ R. Ted Weschler
R. Ted Weschler
Director

Date:	March 15, 2012	BY:	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer

Date:	March 15, 2012	BY:	/s/ Robert F. Mack
Robert F. Mack
Senior Vice President and Controller