Form 10-Q
period 2012-03-31
WSFS FINANCIAL CORP
filed 2012-05-10
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(302) 792-6000

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files),    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2012:

Common Stock, par value $.01 per share	8,705,389
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$33,395	$31,956
Interest on mortgage-backed securities	5,718	7,026
Interest and dividends on investment securities	101	170
Other interest income	9	—

	39,223	39,152

Interest expense:
Interest on deposits	4,015	5,223
Interest on Federal Home Loan Bank advances	1,937	2,727
Interest on trust preferred borrowings	375	336
Interest on other borrowings	366	612

	6,693	8,898

Net interest income	32,530	30,254
Provision for loan losses	8,245	5,908

Net interest income after provision for loan losses	24,285	24,346

Noninterest income:
Credit/debit card and ATM income	5,422	4,740
Deposit service charges	4,014	3,564
Fiduciary & investment management income	3,031	2,827
Security gains, net	2,036	415
Loan fee income	610	685
Mortgage banking activities, net	516	547
Bank owned life insurance income	185	179
Other income	944	682

	16,758	13,639

Noninterest expenses:
Salaries, benefits and other compensation	16,235	14,816
Occupancy expense	3,048	2,838
Equipment expense	1,667	1,614
FDIC expenses	1,437	1,764
Data processing and operations expenses	1,322	1,417
Professional fees	1,164	1,123
Loan workout and OREO expenses	836	2,483
Marketing expense	779	951
Acquisition integration costs	—	334
Other operating expense	4,501	4,047

	30,989	31,387

Income before taxes	10,054	6,598
Income tax provision	3,610	2,392

Net income	6,444	4,206
Dividends on preferred stock and accretion of discount	692	692

Net income allocable to common stockholders	$5,752	$3,514

Earnings per share:
Basic	$0.66	$0.41
Diluted	$0.66	$0.40

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2012	2011
	(Unaudited)
	(In Thousands)

Net Income	$6,444	$4,206
Other comprehensive income (loss):
Unrealized gains on securities available for sale	540	142
Tax expense	(224)	(54)

Net of tax amount	316	88

Reclassification adjustment for gains included in net income	(2,036)	(415)
Tax expense	774	157

Net of tax amount	(1,262)	(258)

Total other comprehensive loss	(946)	(170)

Total comprehensive income	$5,498	$4,036

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	Mar 31, 2012	Dec 31, 2011
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$67,517	$70,889
Cash in non-owned ATMs	391,939	397,119
Interest-bearing deposits in other banks	239	9

Total cash and cash equivalents	459,695	468,017
Investment securities, available-for-sale	890,865	859,362
Investment securities, trading	12,465	12,432
Loans held-for-sale	8,173	10,185
Loans, net of allowance for loan losses of $55,798 at March 31, 2012 and $53,080 at December 31, 2011	2,723,863	2,702,589
Bank owned life insurance	63,577	63,392
Stock in Federal Home Loan Bank of Pittsburgh, at cost	33,968	35,756
Assets acquired through foreclosure	6,708	11,695
Premises and equipment	36,637	35,964
Goodwill	28,146	28,146
Intangible assets	5,932	6,139
Accrued Interest receivable	11,582	11,743
Other assets	45,543	43,588

Total assets	$4,327,154	$4,289,008

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$542,176	$525,444
Interest-bearing demand	416,550	389,495
Money market	775,729	805,570
Savings	400,310	368,390
Time	395,768	412,027
Jumbo certificates of deposit – customer	361,871	346,568

Total customer deposits	2,892,404	2,847,494
Brokered deposits	297,104	287,810

Total deposits	3,189,508	3,135,304

Federal funds purchased and securities sold under agreements to repurchase	75,000	50,000
Federal Home Loan Bank advances	527,973	538,682
Trust preferred borrowings	67,011	67,011
Other borrowed funds	33,113	67,927
Accrued interest payable	3,817	1,910
Other liabilities	34,194	36,041

Total liabilities	3,930,616	3,896,875

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at March 31, 2012 and December 31, 2011	1	1
Common stock $.01 par value, 20,000,000 shares authorized; issued 18,285,720 at March 31, 2012 and 18,258,714 at December 31, 2011	183	182
Capital in excess of par value	220,800	220,163
Accumulated other comprehensive income	10,256	11,202
Retained earnings	413,578	408,865
Treasury stock at cost, 9,580,569 shares at March 31, 2012 and December 31, 2011	(248,280)	(248,280)

Total stockholders’ equity	396,538	392,133

Total liabilities and stockholders’ equity	$4,327,154	$4,289,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$6,444	$4,206
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,245	5,908
Depreciation, accretion and amortization	3,988	2,349
Decrease in accrued interest receivable	161	284
(Increase) decrease in other assets	(1,401)	2,201
Origination of loans held-for-sale	(30,406)	(27,761)
Proceeds from sales of loans held-for-sale	33,205	40,817
Gain on mortgage banking activities, net	(516)	(547)
Security gains, net	(2,036)	(415)
Stock-based compensation expense	608	306
Excess tax benefits from share-based payment arrangements	(7)	(55)
Increase in accrued interest payable	1,907	1,979
Decrease in other liabilities	(1,827)	(2,513)
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	595	2,100
Increase in value of bank-owned life insurance	(185)	(179)
(Increase) decrease in capitalized interest, net	(165)	44

Net cash provided by operating activities	$18,610	$28,724

Investing activities:
Maturities of investment securities	4,524	7,557
Sale of investment securities available for sale	84,808	46,116
Purchase of investment securities available-for-sale	(162,404)	(72,789)
Repayments of investment securities available-for-sale	40,376	49,817
Disbursements for reverse mortgages	(17)	(43)
Net increase in loans	(33,311)	(38,481)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	1,788	1,877
Sales of assets acquired through foreclosure, net	7,310	2,253
Investment in premises and equipment, net	(1,933)	(1,884)

Net cash used for investing activities	$(58,859)	$(5,577)

Financing activities:
Net increase in demand and saving deposits	41,052	76,688
Net decrease in time deposits	(956)	(5,567)
Net increase (decrease) in brokered deposits	9,244	(84,764)
Receipts from FHLB advances	4,349,754	4,500,000
Repayments of FHLB advances	(4,360,463)	(4,500,000)
Receipts from federal funds purchased and securities sold under agreement to repurchase	3,765,000	5,577,871
Repayments of federal funds purchased and securities sold under agreement to repurchase	(3,740,000)	(5,568,665)
Repayment of unsecured debt	(30,000)	—
Dividends paid	(1,700)	(1,686)
Issuance of common stock and exercise of common stock options	(11)	435
Excess tax benefits from share-based payment arrangements	7	55

Net cash provided by (used for) financing activities	$31,927	$(5,633)

(Decrease) increase cash and cash equivalents	(8,322)	17,514
Cash and cash equivalents at beginning of period	468,017	376,759

Cash and cash equivalents at end of period	$459,695	$394,273

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$4,786	$6,920
Cash paid for income taxes, net	4,221	214
Loans transferred to assets acquired through foreclosure	2,918	3,641
Net change in other comprehensive income	(946)	(170)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

Founded in 1832, we are the seventh oldest bank and trust company in the United States continuously operating under the same name. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Trust and Wealth Management division. Lending activities are funded primarily with customer deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 49 offices located in Delaware (39), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com.

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Whenever necessary, reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. We have stock options outstanding under both plans (collectively, “Stock Incentive Plans”). The number of shares reserved for issuance under the 2005 Plan is 1,197,000. At March 31, 2012, there were 194,579 shares available for future grants under the 2005 Plan.

The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, “Stock Options”). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our Company’s common stock on the date of the grant. All Stock Options granted during 2012 and 2011 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Stock Incentive Plans. In addition, the Black-Scholes option-pricing model is used to determine the grant date fair value of stock options.

Stock Options

The following table provides information about our stock options outstanding for the three months ended March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	416,886	$43.52	566,323	$42.84
Granted (1)	32,830	40.89	50,723	44.91
Exercised	(1,815)	24.94	(7,161)	22.34
Forfeited	—	—	(14,348)	46.13

Outstanding at end of period	447,901	43.41	595,537	43.18

Exercisable at end of period	337,764	$45.00	454,294	$44.28

Weighted-average fair value of awards granted	$12.38		$14.29

(1)	Options granted in the first quarter of 2012 are less than the first quarter of 2011 due to additional 2012 awards being granted in the second quarter of 2012.

The following table provides vesting information about our stock options outstanding for the three months ended March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Unvested at beginning of period	112,258	$36.08	123,486	$45.04
Granted	32,830	40.89	50,723	44.91
Vested	(34,951)	32.89	(24,977)	26.96
Forfeited	—	—	(7,989)	39.70

Unvested at end of period	110,137	$38.53	141,243	$39.66

The total amount of compensation cost to be recognized relating to non-vested stock options as of March 31, 2012 was $781,000. The weighted-average period over which it is expected to be recognized is 2.5 years. We issue new shares upon the exercise of options.

Restricted Stock

We issued 24,442 restricted stock units and awards during the first quarter of 2012 compared to 39,383 during the first quarter of 2011. These awards vest over a four year period. These stock awards were made to certain executive officers. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of March 31, 2012, was $1.8 million. The weighted-average period over which it is expected to be recognized is 2.2 years.

Performance Stock Awards

The Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 22,250 shares of restricted stock effective January 3, 2011, with a five-year performance vesting schedule starting at the end of the second year. These shares are subject to vesting in whole or in part based on whether Mr. Schoenhals plays a meaningful role in establishing new business relationships that, over a two year period of time achieve at least a 50% return on the investment of restricted stock cost.

For the three months ended March 31, 2012, the effect of stock-based compensation, including stock options, restricted stock, and performance stock, on salaries, benefits and other compensation was $711,000 pre-tax ($545,000 after tax) or $0.06 per share. This compares to $525,000 pre-tax ($437,000 after tax) or $0.05 per share during the three months ended March 31, 2011. The increase was mainly due to additional expense related to the performance stock awards.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2012	2011
	(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common stockholders	$5,752	$3,514

Denominator:
Denominator for basic earnings per share – weighted average shares	8,687	8,576
Effect of dilutive employee stock options and warrants	73	154

Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise	8,760	8,730

Earnings per share:
Basic:
Net income allocable to common shareholders	$0.66	$0.41

Diluted:
Net income allocable to common shareholders	$0.66	$0.40

Outstanding common stock equivalents having no dilutive effect	480	304

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities held-to-maturity and securities available-for-sale (which include reverse mortgages):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
March 31, 2012:
Reverse mortgages	$(630)	$—	$—	$(630)
U.S. Government and government sponsored enterprises (“GSE”)	44,791	249	(29)	45,011
State and political subdivisions	3,635	39	(1)	3,673
Collateralized Mortgage Obligation (“CMO”) (1)	312,212	6,142	(2,261)	316,093
Federal National Mortgage Association (“FNMA”)	363,949	8,905	(361)	372,493
Federal Home Loan Mortgage Corporation (“FHLMC”)	92,485	1,711	(80)	94,116
Government National Mortgage Association (“GNMA”)	57,141	3,047	(79)	60,109

	$873,583	$20,093	$(2,811)	$890,865

December 31, 2011:
Reverse mortgages	$(646)	$—	$—	$(646)
GSE	38,776	262	(13)	39,025
State and political subdivisions	4,159	39	(8)	4,190
CMO (1)	323,980	6,933	(2,527)	328,386
FNMA	320,019	9,379	(44)	329,354
FHLMC	93,305	1,781	—	95,086
GNMA	60,991	3,033	(57)	63,967

	$840,584	$21,427	$(2,649)	$859,362

Trading securities
March 31, 2012:
CMO	$12,465	$—	$—	$12,465

December 31, 2011:
CMO	$12,432	$—	$—	$12,432

(1)	Includes agency CMO and SASCO 2002 RM-1 Class O securities classified as available-for-sale

The scheduled maturities of investment securities available-for-sale at March 31, 2012 and December 31, 2011 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
March 31, 2012
Within one year (1)	$3,765	$3,795
After one year but within five years	42,274	42,503
After five years but within ten years	157,852	162,992
After ten years	669,692	681,575

	$873,583	$890,865

December 31, 2011
Within one year (1)	$7,916	$7,966
After one year but within five years	32,225	32,465
After five years but within ten years	129,597	135,649
After ten years	670,846	683,282

	$840,584	$859,362

(1)	Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

The portfolio of available-for-sale mortgage-backed securities includes 236 securities with an amortized cost of $825.8 million comprised of $513.6 million of GSE and $312.2 million of non-GSE securities. All securities were AAA-rated at the time of purchase; only one security with an amortized cost of $10.0 million was rated below AAA at March 31, 2012. All securities were re-evaluated for OTTI at March 31, 2012. The result of this evaluation showed no other-than-temporary impairment for the first quarter of 2012. The weighted average duration of the mortgage-backed securities was 3.3 years at March 31, 2012.

At March 31, 2012, investment securities with market values aggregating $397.3 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at March 31, 2012.

During the first three months of 2012, we sold $84.8 million of investment securities categorized as available-for-sale for net gains of $2.0 million. In the first quarter of 2011, proceeds from the sale of investment securities available-for-sale were $46.1 million and resulted in net gains of $415,000. These sales were the result of ongoing portfolio management aimed at minimizing credit risk and decreasing prepayment/premium risk due to faster prepayments caused by declining mortgage interest rates in this historically-low rate environment. The cost basis of all mortgage-backed securities sales are based on the specific identification method.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At March 31, 2012, we owned investment securities totaling $205.4 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $2.8 million at March 31, 2012. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Securities with a fair value of $24.8 million have been impaired for 12 months or longer. We have determined that these securities are not other than temporarily impaired. Our investment portfolio is reviewed each quarter for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
U.S Government and GSE	$12,051	$29	$—	$—	$12,051	$29
State and political subdivisions	—	—	135	1	135	1
CMO	92,728	1,468	24,665	793	117,393	2,261
FNMA	59,304	361	—	—	59,304	361
FHLMC	11,206	80	—		11,206	80
GNMA	5,316	79	—	—	5,316	79

Total temporarily impaired investments	$180,605	$2,017	$24,800	$794	$205,405	$2,811

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2011.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
U.S Government and GSE	$5,047	$13	$—	$—	$5,047	$13
State and political subdivisions	—	—	440	8	440	8
CMO	78,955	2,194	9,933	333	88,888	2,527
FNMA	6,959	44	—	—	6,959	44
FHLMC	—	—	—	—	—	—
GNMA	5,420	57	—	—	5,420	57

Total temporarily impaired investments	$96,381	$2,308	$10,373	$341	$106,754	$2,649

We own $12.5 million par value of SASCO RM-1 2002 class B securities which are classified as trading, of which, $1.4 million is interest paid in kind. We expect to recover all principal and interest due to seasoning and excess collateral. Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) when these securities were acquired they were classified as trading because it was our intent to sell them in the near term. We use the guidance under ASC 320 to provide a reasonable estimate of fair value. We estimated the value of these securities based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach as of March 31, 2012.

During 2011, we purchased 100% of SASCO 2002-RM1 Class O certificates for $2.5 million. The transaction closed on July 15, 2011. As of March 31, 2012, the market value of the SASCO 2002-RM1 O securities was determined in accordance with FASB ASC 820-10 (ASC 820), to be $3.5 million. These securities have been included in CMO since their purchase.

4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

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

The formula allowances for commercial, commercial real estate and construction loans are calculated by applying estimates of default and loss severity to outstanding loans based on the risk grade of loans. Default rates are determined through a past twelve quarter migration analysis. Loss severity is based on a three year historical analysis. As a result, changes in risk grades affect the amount of the formula allowance.

Pooled loans are usually smaller, not-individually-graded and homogeneous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are first based on a five-year net charge-off history. The average loss allowance per homogeneous pool is based on the product of average annual historical loss rate and the homogeneous pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information.

Qualitative and environmental adjustment factors are taken into consideration when determining the above described reserve estimates. These adjustment factors are based upon our evaluation of various current conditions, including those listed below.

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

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies and loan review consultants periodically review our loan ratings and allowance for loan losses.

During the first quarter of 2012, we made certain improvements to the method in which we determine the allowance for loan loss. These improvements include:

•	Used a three year loss migration analysis to determine the probability of default,

•	Segregated the commercial loan segment to more specifically analyze the risks associated with business, owner-occupied CRE, investor CRE and construction loan portfolios,

•	Improved the data used to determine qualitative adjustment factors,

•	Established a portion of the allowance for loan losses related to model and complexity risk,

•	Established a reserve for unfunded commitments (reflected in other liabilities on the Consolidated Statements of Condition), and

•	Revised our loan risk rating system based on recommendations from industry experts.

The above changes to the calculation of the allowance for loan losses did not have a material impact on the allowance for loan loss at March 31, 2012 or the amount of provision for loan losses recorded during the period.

The following table provides the activity of the allowance for loan losses and loan balances for the three months ended March 31, 2012:

	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
	(In Thousands)
Three months ended March 31, 2012
Allowance for loan losses
Beginning balance	$15,067	$9,235	$7,556	$4,074	$6,544	$10,604	$—	$53,080
Charge-offs	(2,331)	(502)	(190)	(1,506)	(324)	(1,229)	—	(6,082)
Recoveries	53	6	313	28	25	130	—	555
Provision	(1,164)	(1,734)	2,851	6,321	155	748	1,068	8,245

Ending balance	$11,625	$7,005	$10,530	$8,917	$6,400	$10,253	$1,068	$55,798

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,615	$2,191	$1,156	$2,750	$869	$96	$—	$8,677
Loans collectively evaluated for impairment	10,010	4,814	9,374	6,167	5,531	10,157	1,068	47,121

Ending balance	$11,625	$7,005	$10,530	$8,917	$6,400	$10,253	$1,068	$55,798

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$6,526	$21,760	$11,625	$24,246	$15,723	$2,912	$—	$82,792	(2)
Loans collectively evaluated for impairment	792,293	$665,180	605,601	99,937	251,310	282,548	—	2,696,869

Ending balance	$798,819	$686,940	$617,226	$124,183	$267,033	$285,460	$—	$2,779,661

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at March 31, 2012, represents accruing troubled debt restructured loans.

Non-Accrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

	Still Accruing	Still Accruing	Still Accruing	Still Accruing	Still Accruing	Still Accruing	Still Accruing
March 31, 2012 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans

Commercial	$14,209	$65	$614	$14,888	$777,405	$6,526	$798,819
Owner-occupied commercial	638	164	—	802	664,378	21,760	686,940
Commercial mortgages	—	—	240	240	605,361	11,625	617,226
Construction	850	—	—	850	99,087	24,246	124,183
Residential	5,830	655	111	6,596	251,850	8,587	267,033
Consumer	1,993	597	—	2,590	281,549	1,321	285,460

Total	$23,520	$1,481	$965	$25,966	$2,679,630	$74,065	$2,779,661

% of Total Loans	0.85%	0.05%	0.03%	0.93%	96.40%	2.67%	100%

	Still Accruing	Still Accruing	Still Accruing	Still Accruing	Still Accruing	Still Accruing	Still Accruing
December 31, 2011 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$1,087	$63	$78	$1,228	$1,435,876	$23,080	$1,460,184
Commercial mortgages	479	243	—	722	605,764	15,814	622,300
Construction	3,727	—	—	3,727	80,074	22,124	105,925
Residential	5,501	1,238	887	7,626	258,820	9,057	275,503
Consumer	2,783	709	—	3,492	287,247	1,018	291,757

Total	$13,577	$2,253	$965	$16,795	$2,667,781	$71,093	$2,755,669

% of Total Loans	0.49%	0.08%	0.04%	0.61%	96.81%	2.58%	100%

Impaired Loans

The following tables provide an analysis of our impaired loans at March 31, 2012 and December 31, 2011:

March 31, 2012 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances

Commercial	$6,526	$4,291	$2,235	$1,615	$8,581	$9,013
Owner-occupied commercial	21,760	14,071	7,689	2,191	23,736	14,705
Commercial mortgages	11,625	5,857	5,768	1,156	15,871	16,479
Construction	24,246	13,395	10,851	2,750	40,080	26,120
Residential	15,723	9,176	6,547	869	18,302	17,159
Consumer	2,912	1,674	1,238	96	3,343	3,477

Total	$82,792	$48,464	$34,328	$8,677	$109,913	$104,361

December 31, 2011 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$23,193	$19,353	$3,840	$2,630	$26,815	$22,396
Commercial mortgages	15,814	13,602	2,212	295	21,278	16,237
Construction	22,124	14,166	7,958	723	34,862	27,323
Residential	16,227	9,649	6,578	964	19,312	17,480
Consumer	2,621	1,336	1,285	101	2,788	3,916

Total	$79,979	$58,106	$21,873	$4,713	$105,055	$87,352

(1)	Reflects loan balances at their remaining book balance.

Interest income of $93,000 was recognized on impaired loans during the three months ended March 31, 2012.

Credit Quality Indicators

Below is a description of each of our risk ratings for all commercial loans:

Pass. These borrowers presently show no current or potential problems and their loans are considered fully collectible.

Special Mention. Borrowers have potential weaknesses that deserve management’s close attention. Borrowers in this category may be experiencing adverse operating trends, e.g.; declining revenues or margins, high leverage, tight liquidity, or increasing inventory without increasing sales. These adverse trends can have a potential negative effect on the borrower’s repayment capacity. These assets are not adversely classified and do not expose the Bank to significant risk that would warrant a more severe rating. Borrowers in this category may also be experiencing significant management problems, pending litigation, or other structural credit weaknesses.

Substandard. Borrowers have well-defined weaknesses that require extensive oversight by management. Borrowers in this category may exhibit one or more of the following: inadequate debt service coverage, unprofitable operations, insufficient liquidity, high leverage, and weak or inadequate capitalization. Relationships in this category are not adequately protected by the sound financial net worth and paying capacity of the obligor or the collateral pledged on the loan, if any. The distinct possibility exists that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Borrowers have well-defined weaknesses inherent in the Substandard category with the added characteristic that the possibility of loss is extremely high. Current circumstances in the credit relationship make collection or liquidation in full highly questionable. A doubtful asset has some pending event that may strengthen the asset that defers the loss classification. Such impending events include: perfecting liens on additional collateral, obtaining collateral valuations, an acquisition or liquidation preceding, proposed merger, or refinancing plan.

Loss. Borrowers are uncollectible or of such negligible value that continuance as a bankable asset is not supportable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical to defer writing off this asset even though partial recovery may be recognized sometime in the future.

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

The following tables provide an analysis of problem loans as of March 31, 2012 and December 31, 2011:

Commercial credit exposure credit risk profile by internally assigned risk rating (in thousands):

	Commercial(1)		Owner-Occupied Commercial(1)		Commercial Mortgages		Construction		Total Commercial
	Mar 31, 2012	Dec. 31, 2011	Mar 31, 2012	Dec. 31, 2011	Mar 31, 2012	Dec. 31, 2011	Mar 31, 2012	Dec. 31, 2011	March 31, 2012		December 31, 2011
									Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$20,328	$85,848	$5,446	$—	$33,524	$50,044	$2,963	$9,747	$62,261		$145,639
Substandard:
Accrual	102,211	107,896	79,906	—	26,345	13,664	19,453	19,039	227,915		140,599
Nonaccrual	6,526	23,193	21,760	—	11,625	15,814	24,246	22,124	64,157		61,131

Total Special Mention and Substandard	129,065	216,937	107,112	—	71,494	79,522	46,662	50,910	354,333	16%	347,369	16%
Pass	669,754	1,242,519	579,828	—	545,732	543,277	77,521	55,244	1,872,835	84	1,841,040	84

Total Commercial Loans	$798,819	$1,459,456	$686,940	$—	$617,226	$622,799	$124,183	$106,154	$2,227,168	100%	$2,188,409	100%

Consumer credit exposure credit risk profile based on payment activity (in thousands):

	Residential			Consumer			Total Residential and Consumer
	Mar 31, 2012		Dec. 31, 2011	Mar 31, 2012		Dec. 31, 2011	March 31, 2012		December 31, 2011
							Amount	Percent	Amount	Percent
Nonperforming	$15,723	(2)	$16,227	$2,912	(2)	$2,621	$18,635	3%	$18,848	3%
Performing	251,310		259,276	282,548		289,136	533,858	97	548,412	97

Total	$267,033		$275,503	$285,460		$291,757	$552,493	100%	$567,260	100%

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loan balances.
(2)	Includes $8.7 million of troubled debt restructured mortgages and home equity installment loans performing in accordance with modified terms and are accruing interest.

Troubled Debt Restructurings (TDRs)

Effective July 1, 2011, we adopted the provisions of Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. In doing so, we reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs, resulting in no newly identified TDRs.

The book balance of TDRs at March 31, 2012 and December 31, 2011 was $32.0 million and $27.7 million, respectively. The balances at March 31, 2012 include approximately $23.1 million of TDRs in nonaccrual status and $8.9 million of TDRs in accrual status compared to $18.8 million of TDRs in nonaccrual status and $8.9 million of TDRs in accrual status at December 31, 2011. Approximately $1.4 million and $1.2 million in specific reserves have been established for these loans as of March 31, 2012 and December 31, 2011, respectively.

During the three months ending March 31, 2012, the terms of 13 loans were modified in troubled debt restructurings, of which 11 were related to commercial loans that were already placed on nonaccrual. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance for a reasonable period, usually six months. The remaining two loans represented residential loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR.

The following table presents loans identified as TDRs during the three months ended March 31, 2012:

(In Thousands)	Three Months Ended March 31, 2012

Commercial	$9,276
Construction	378
Residential	451

Total	$10,105

The troubled debt restructurings described above increased the allowance for loan losses by $38,000 through allocation of a specific reserve, and resulted in charge offs of $759,000 during the three months ending March 30, 2012, most of which had been previously identified and reserved for in prior periods.

There were no TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2012 that were restructured within the last twelve months prior to December 31, 2011.

5. TAXES ON INCOME

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

The total amount of unrecognized tax benefits as of March 31, 2012 and December 31, 2011 were both $88,000, all of which would affect our March 31, 2012 effective tax rate if recognized. As of March 31, 2012 and December 31, 2011, the total amount of accrued interest included in such unrecognized tax benefits were both $15,000. Penalties of $6,000 are included in such unrecognized tax benefits. We record interest and penalties on potential income tax deficiencies as income tax expense. Our Federal and state tax returns for the 2008 through 2011 tax years are subject to examination as of March 31, 2012. There are currently no income tax audits in process.

6. SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments. There is one segment for each of WSFS Bank, Cash Connect, (the ATM division of WSFS Bank), and Trust and Wealth Management. Trust and Wealth Management is comprised of Montchanin, Christiana Trust, Private Banking and WSFS Investment Group, Inc. in a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. As required by ASC 280, all prior years’ information has been updated to reflect this presentation.

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

The Trust and Wealth Management segment is comprised of Christiana Trust, Montchanin, Private Banking and WSFS Investment Group, Inc. Christiana Trust was acquired in December 2010 and WSFS’ Trust business was consolidated into Christiana Trust. Christiana Trust provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada. These services are provided to individuals and families as well as corporations and institutions. Montchanin has one consolidated wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. WSFS Investment Group, Inc. markets various third-party insurance products and securities and Private Banking which specializes in meeting the needs of professionals and their practices, including deposit services and credit needs of existing and start-up practices.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three months ended March 31, 2012 and 2011 follows:

For the three months ended March 31, 2012

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$37,036	$—	$2,187	$39,223
Noninterest income	9,528	4,074	3,156	16,758

Total external customer revenues	46,564	4,074	5,343	55,981

Inter-segment revenues:
Interest income	960	—	1,227	2,187
Noninterest income	2,061	173	—	2,234

Total inter-segment revenues	3,021	173	1,227	4,421

Total revenue	49,585	4,247	6,570	60,402

External customer expenses:
Interest expense	6,475	—	218	6,693
Noninterest expenses	26,338	1,972	2,679	30,989
Provision for loan loss	8,296	—	(51)	8,245

Total external customer expenses	41,109	1,972	2,846	45,927

Inter-segment expenses
Interest expense	1,227	334	626	2,187
Noninterest expenses	173	525	1,536	2,234

Total inter-segment expenses	1,400	859	2,162	4,421

Total expenses	42,509	2,831	5,008	50,348

Income before taxes	$7,076	$1,416	$1,562	$10,054
Provision for income taxes				3,610

Consolidated net income				$6,444

Capital expenditures	$1,713	$156	$64	$1,933

As of March 31, 2012
Cash and cash equivalents	$51,520	$405,053	$3,122	$459,695
Other segment assets	3,667,601	2,530	197,328	3,867,459

Total segment assets	$3,719,121	$407,583	$200,450	$4,327,154

For the three months ended March 31, 2011

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$36,787	$—	$2,365	$39,152
Noninterest income	7,318	3,416	2,905	13,639

Total external customer revenues	44,105	3,416	5,270	52,791

Inter-segment revenues:
Interest income	830	—	1,651	2,481
Noninterest income	1,842	161	—	2,003

Total inter-segment revenues	2,672	161	1,651	4,484

Total revenue	46,777	3,577	6,921	57,275

External customer expenses:
Interest expense	8,550	—	348	8,898
Noninterest expenses	27,371	1,765	2,251	31,387
Provision for loan loss	5,153	—	755	5,908

Total external customer expenses	41,074	1,765	3,354	46,193

Inter-segment expenses
Interest expense	1,651	271	559	2,481
Noninterest expenses	161	451	1,391	2,003

Total inter-segment expenses	1,812	722	1,950	4,484

Total expenses	42,886	2,487	5,304	50,677

Income (loss) before taxes	$3,891	$1,090	$1,617	$6,598
Provision for income taxes				2,392

Consolidated net income				$4,206

Capital expenditures	$1,840	$44	$—	$1,884

As of December 31, 2011
Cash and cash equivalents	$48,107	$416,949	$2,961	$468,017
Other segment assets	3,618,744	2,155	200,092	3,820,991

Total segment assets	$3,666,851	$419,104	$203,053	$4,289,008

7. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS

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

The table below presents the balances of assets measured at fair value as of March 31, 2012 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$312,593	$3,500	$316,093
FNMA	—	372,493	—	372,493
FHLMC	—	94,116	—	94,116
GNMA	—	60,109	—	60,109
U.S. Government and GSE	—	45,011	—	45,011
State and political subdivisions	—	3,673	—	3,673
Reverse mortgages	—	—	(630)	(630)
Trading Securities	—	—	12,465	12,465

Total assets measured at fair value on a recurring basis	$—	$887,995	$15,335	$903,330

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$6,708	$6,708
Impaired Loans (collateral dependent)	—	—	72,294	72,294

Total assets measured at fair value on a nonrecurring basis	$—	$—	$79,002	$79,002

The table below presents the balances of assets measured at fair value as of December 31, 2011 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$324,450	$3,936	$328,386
FNMA	—	329,354	—	329,354
FHLMC	—	95,086	—	95,086
GNMA	—	63,967	—	63,967
U.S. Government and GSE	—	39,025	—	39,025
State and political subdivisions	—	4,190	—	4,190
Reverse mortgages	—	—	(646)	(646)
Trading Securities	—	—	12,432	12,432

Total assets measured at fair value on a recurring basis	$—	$856,072	$15,722	$871,794

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$11,695	$—	$11,695
Impaired Loans (collateral dependent)	—	74,562	—	74,562

Total assets measured at fair value on a nonrecurring basis	$—	$86,257	$—	$86,257

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

Available- for-sale securities. As of March 31, 2012, securities classified as available for sale are reported at fair value using both Level 2 and Level 3 inputs. Included in the Level 2 total are approximately $45.0 million in Federal Agency debentures, $758.4 million in Federal Agency MBS, $80.9 million of Private Label MBS, and $3.7 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Included in the Level 3 total is a small equity traunche of a reverse mortgage security purchased on July 15, 2011. This security is Level 3 because there is no active market for this security and no observable inputs that reflect quoted prices for identical assets in active markets (Level 1) or inputs other than quoted prices that are observable for the asset through corroboration with observable market data (Level 2). In order to establish the fair value for a Level 3 asset a “mark-to-model” has been developed using the income approach described in ASC 820-10-35-32 and is similar to the methodology used to value our trading securities described below.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under ASC 820-10. As prescribed by ASC 820-10 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect management’s assumptions about the estimates that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated tranches of this asset class. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis. All of these assumptions require a significant degree of management judgment. The key inputs consist of prepayments, house price appreciation and interest rates. Management has completed a sensitivity analysis at March 31, 2012, which showed any increase or decrease in these inputs would not have a significant impact on the fair value of these assets.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Trading Securities	Reverse Mortgages	Available- for-sale Securities	Total
(In Thousands)

Balance at December 31, 2010	$12,432	$(686)	$—	$11,746
Total net income (losses) for the period included in net income	—	(137)	265	128
Purchases, sales, issuances, and settlements, net	—	177	2,755	2,932
Mark-to-market adjustment	—	—	916	916

Balance at December 31, 2011	$12,432	$(646)	3,936	$15,722
Total net income (losses) for the period included in net income	33	(29)	—	4
Purchases, sales, issuances, and settlements, net	—	45	—	45
Mark-to-market adjustment	—	—	(436)	(436)

Balance at March 31, 2012	$12,465	$(630)	$3,500	$15,335

Other real estate owned. Other real estate owned consists of loan collateral which has been repossessed through foreclosure or other measures. Initially, foreclosed assets are recorded as held for sale at the lower of the loan balance or fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically and the assets may be marked down further, reflecting a new cost basis. The fair value of our real estate owned was estimated using Level 3 inputs based on appraisals obtained from third parties.

Impaired loans. We evaluate and value impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which range from 10% - 50%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by us. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross amount of $82.9 million and $80.0 million at March 31, 2012 and December 31, 2011, respectively. The valuation allowance on impaired loans was $8.7 million as of March 31, 2012 and $4.7 million as of December 31, 2011.

In light of the continuing slow-down in the real estate market, management is required to utilize a more significant level of unobservable inputs and, as such, we have reclassified the hierarchical levels of both Other Real Estate Owned and Impaired Loans to Level 3 as of March 31, 2012.

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

Bank-Owned Life Insurance: The estimated fair value approximates the carrying value for this investment.

Stock in the Federal Home Loan Bank of Pittsburgh: The fair value of FHLB stock is assumed to be essentially equal to its cost. We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value. As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on FHLB, the FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. On August 8, 2011, Standard & Poors (“S&P”) downgraded the FHLB from AAA to AA+, similar to their downgrade of the U.S. sovereign rating. The reduction in the FHLB credit rating was due to the belief, by S&P, that the FHLB system is certain to receive U.S. government support, if necessary, resulting from the important role the FHLB system plays as primary liquidity providers to U.S. mortgage and housing-market participants. Despite the downgrade, the FHLB continues to have a very high degree of government support and was in compliance with all regulatory capital requirements as of March 31, 2012. As a result, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of March 31, 2012.

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

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value	March 31, 2012		December 31, 2011
	Measurement	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	Level 1	$459,456	$459,456	$468,017	$468,017
Investment securities	See previous table	903,330	903,330	871,794	871,794
Loans held for sale	Level 3	8,173	8,173	10,185	10,185
Loans, net	Level 3	2,723,863	2,744,491	2,702,589	2,721,804
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	33,968	33,968	35,756	35,756
Accrued interest receivable	Level 2	11,582	11,582	11,743	11,743

Financial liabilities:
Deposits	Level 2	3,189,508	3,090,097	3,135,304	3,087,464
Borrowed funds	Level 2	703,097	709,554	723,620	731,522
Standby letters of credit	Level 3	297	297	322	322
Accrued interest payable	Level 2	3,817	3,817	1,910	1,910

The estimated fair value of our off-balance sheet financial instruments is as follows:

	March 31, 2012	December 31, 2011
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$4,414	$4,445

8. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales. We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment defaults by borrowers. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses are rare, and no provision is made for the losses at the time of sale. During the first quarter of 2012, we had no repurchases under these indemnifications.

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

At March 31, 2012 there were 81 variable-rate swap transactions between the third party financial institutions and our customers, compared to 79 at December 31, 2011. The initial notional amount aggregated approximately $319.8 million at March 31, 2012 compared with $318.1 million at December 31, 2011. At March 31, 2012 maturities ranged from approximately 4 months to 13 years. The aggregate market value of these swaps to the customers was a liability of $30.7 million at March 31, 2012 and $32.8 million at December 31, 2011.

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

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2012 and 2011:

	Three months ended March 31,
	2012	2011
(In Thousands)

Service cost	$72	$52
Interest cost	44	42
Amortization of transition obligation	15	15
Net loss recognition	17	8

Net periodic benefit cost	$148	$117

10. STOCK AND COMMON STOCK WARRANTS

In August 2010, we completed an underwritten public offering of 1,370,000 shares of common stock. The offering priced at $36.50 per share, a slight premium to the prior day’s closing price, and raised $47.1 million net of $2.9 million of costs.

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

On January 23, 2009, we entered into a purchase agreement with the U.S. Treasury pursuant to which we issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share. On March 28, 2012, the U.S. Department of the Treasury held a public auction where it sold all 52,625 shares, which represented the Treasury’s entire preferred stock holding in WSFS. Under the terms of the agreement, WSFS will continue to pay a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year. We have declared and paid $658,000 preferred stock dividends during the three months ended March 31, 2012.

Total proceeds of $52.6 million were allocated, based on the relative fair value of the preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000 respectively, on January 23, 2009. The preferred stock discount is being accreted, on an effective yield method, to preferred stock over five years. We have accreted $35,000 during the three months ended March 31, 2012, relating to the discount on preferred stock.

The preferred stock is nonvoting, except for class voting rights on certain matters that could adversely affect the shares. They may be redeemed by us for the liquidation preference ($1,000 per share), plus accrued but unpaid dividends. The warrant is exercisable immediately and subject to certain anti-dilution and other adjustments.

11. GOODWILL AND INTANGIBLES

In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles – Goodwill and Other, all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value. We consider our accounting policies related to goodwill and other intangible assets to be critical because the assumptions and judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions and judgment could have a significant impact on our financial condition or results of operations.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and charged to results of operations in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. Goodwill totaled $28.1 million at both March 31, 2012 and December 31, 2011. The majority of this goodwill, or $23.0 million, is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008 and the acquisition of CB&T during 2010. The remaining $5.1 million is in the Trust and Wealth Management reporting unit and is mainly the result of the acquisition of CB&T.

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

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In Thousands)
March 31, 2012
Core deposits	$4,370	$(1,549)	$2,821
Other	4,870	(1,759)	3,111

Total other intangible assets	$9,240	$(3,308)	$5,932

December 31, 2011
Core deposits	$4,370	$(1,393)	$2,977
Other	4,865	(1,703)	3,162

Total other intangible assets	$9,235	$(3,096)	$6,139

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. During the three months ended March 31, 2012, we recognized amortization expense on other intangible assets of $212,000.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
Remaining in 2012	$885
2013	916
2014	758
2015	711
2016	465
Thereafter	2,197

Total	$5,932

For the three months ended March 31, 2012, we determined there were no events that would trigger impairment testing of goodwill and other intangible assets. Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

12. LEGAL PROCEEDINGS

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

On November 18, 2011, a purported class action was filed in the Delaware Superior Court for New Castle County. The Complaint challenges WSFS Bank’s practices relating to its assessment and collection of overdraft fees on checking accounts. Damages are sought for the statute of limitations period applicable to the claims made in the suit, and include restitution of overdraft fees paid to WSFS Bank, actual damages allegedly sustained by customers, punitive damages, and attorney’s fees. This case is nearly identical to numerous other lawsuits that have been brought by a small handful of class action litigators. We have discovered more than 120 other overdraft suits that have been brought against U.S. banks. No litigation reserve has been recorded as it is not yet possible to establish the probability of, or reasonably estimate, a potential loss. We strongly believe that our overdraft practices are fair to our customers and comply fully with all applicable laws and regulations. We believe this suit is without merit and intend to vigorously defend the pending action.

There are no other significant pending legal proceedings involving us other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

13. SUBSEQUENT EVENTS

In April, 2012, we began a process to sell in bulk sale transactions approximately $52 million in unpaid principal balance, as of March 31, 2012, of criticized and nonperforming loans. Preliminary bids are due by June 7, 2012 and, assuming receipt of an acceptable bid, we anticipate that the closing of such a sale will be completed on or around June 30, 2012. We are not bound to complete these sales, and may choose to reject any and all bids based upon the terms of the bids received. Overall, bids are expected to reflect discounts from current asset carrying values and these discounts may be significant. The loans anticipated to be sold were reclassified as loans held for sale in April 2012.

Concurrently with the proposed bulk sale, we anticipate selling approximately $300 million in mortgage-backed securities at a gain and reinvesting the proceeds in similar securities but with a shorter duration reducing the prepayment and interest-rate risk in the overall portfolio. We expect the gain from the securities sales may offset all, or a large part of the loss to be included in the bulk sale transactions. While future earnings may be negatively impacted by the decreased securities yield, we expect that the impact on 2012 earnings will be offset by an improvement in total credit costs from the bulk sales.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

WSFS Financial Corporation is parent to Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), the seventh oldest bank and trust in the United States continuously operating under the same name. A permanent fixture in the community, WSFS has been in operation for more than 180 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, one of the top commercial lenders in the state, the third largest bank in terms of Delaware deposits and one of the top trust companies in the country. We state our mission simply: We Stand for Service and Strengthening Our Communities.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.1 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 49 offices located in Delaware (39), Pennsylvania (8), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

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

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages nearly $448 million in vault cash in more than 12,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 400 ATMs for WSFS Bank, which has, by far, the largest branded ATM network in Delaware.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, the results of the Company’s proposed bulk sale and investment securities transactions; those related to the economic environment, particularly in the market areas in which the Company operates; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates, changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules being issued in accordance with this statute and potential expenses associated therewith; and the costs associated with resolving any problem loans and other risks and uncertainties, discussed in documents filed by WSFS Financial Corporation with the Securities and Exchange Commission from time to time. Forward looking statements are as of the date they are made, and the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2012, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

The following are critical accounting policies that involve more significant judgments and estimates. See further discussion of these critical accounting policies in the 2011 Annual Report on Form 10-K.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. No valuation allowance is required as of March 31, 2012.

Fair Value Measurements

We adopted FASB ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 7, Fair Value of Financial Assets to our Consolidated Financial Statements.

Goodwill and Other Intangible Assets

In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles – Goodwill and Other, all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value. We consider our accounting policies related to goodwill and other intangible assets to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

For additional information regarding our goodwill and other intangible assets, see Note 11 to the Consolidated Financial Statements.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $38.1 million or 1% to $4.3 billion as of March 31, 2012. Included in this increase was a $21.3 million, or 1% increase in net loans, and a $31.5 million, or 4%, increase in investment securities. The increase in loans was mainly in commercial and industrial (C&I) loans which grew $25.6 million, or 2% during the first quarter of 2012. This growth occurred despite typically slower seasonal loan growth during the first quarter and was partially offset by a decrease in residential and consumer loans, generally reflecting a continuing purposeful change in the mix of our loan portfolios. In addition, and partially offsetting these increases, cash and cash equivalents decreased $8.3 million or 2% during the quarter.

Total liabilities increased $33.7 million during the quarter to $3.9 billion as of March 31, 2012. This increase was primarily the result of increased deposits of $54.2 million, or 2%, and an increase of $25.0 million in federal funds purchased and securities sold under agreements to repurchase. Partially offsetting these increases was a $34.8 million decrease in other borrowed funds, which includes customer sweep accounts.

Capital Resources

Stockholders’ equity increased $4.4 million between December 31, 2011 and March 31, 2012. This increase was mainly due to net income of $6.4 million. Partially offsetting this increase was a decrease of $1.0 million in the value of our available-for-sale securities portfolio combined with the payment of common and preferred dividends of $1.7 million during the three months ended March 31, 2012.

Book value per common share was $45.55 at March 31, 2012 an increase of $0.36 from $45.19 reported at December 31, 2011. Tangible common book value per common share (a non-GAAP measurement) was $35.62 at March 31, 2012, an increase of $0.42, or 1% from $35.20 reported at December 31, 2011.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of March 31, 2012:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$441,162	13.57%	$260,144	8.00%	$325,180	10.00%
Core Capital (to Adjusted Total Assets)	400,317	9.34	171,497	4.00	214,371	5.00
Tangible Capital (to Tangible Assets)	400,317	9.34	64,311	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	400,317	12.31	130,072	4.00	195,108	6.00

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

At March 31, 2012, the Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution. The Bank’s core capital ratio of 9.34%, Tier 1 capital ratio of 12.31% and total risk based capital ratio of 13.57%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $12.0 million in cash to support dividends, acquisitions, strategic growth plans.

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

As a financial institution, the Bank has ready access to several sources to fund growth and meet its liquidity needs. Among these are: net income, retail deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements, access to the Fed Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities and government sponsored enterprises (“GSE”) notes that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. Management believes these sources are sufficient to maintain required and prudent levels of liquidity.

During the three months ended March 31, 2012, cash and cash equivalents decreased $8.3 million to $459.7 million. This decrease was primarily a result of the following: cash usages for a $33.3 million increase in net loans; $32.7 million purchases (net of sales and maturities) of available for sale securities; $30.0 million repayment of unsecured bank debt, and a

$10.7 million decrease in federal home loan bank advances. Offsetting these decreases in cash were: $40.1 million in cash provided through increases in demand, savings, and time deposits, $25.0 million increase in proceeds in federal funds purchased and securities sold under repurchase agreements; $18.6 million provided by funds related to operations and $7.3 million from the sales of assets acquired through foreclosure.

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

	March 31, 2012	December 31, 2011
	(In Thousands)
Nonaccruing loans:
Commercial	$6,526	$23,080
Owner-occupied commercial (3)	21,760	—
Consumer	1,321	1,018
Commercial mortgage	11,625	15,814
Residential mortgage	8,587	9,057
Construction	24,246	22,124

Total nonaccruing loans	74,065	71,093
Assets acquired through foreclosure	6,708	11,695
Troubled debt restructuring (accruing)	8,837	8,887

Total nonperforming assets	$89,610	$91,675

Past due loans (1):
Residential Mortgages	111	887
Commercial and commercial mortgages	854	78

Total past due loans	$965	$965

Ratios:
Allowance for loan losses to total loans (2)	2.01%	1.92%
Nonperforming assets to total assets	2.07%	2.14%
Nonaccruing loans to total loans (2)	2.66%	2.58%
Loan loss allowance to nonaccruing loans	75.34%	74.66%
Loan loss allowance to total nonperforming assets	62.27%	57.90%

(1)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)	Total loans exclude loans held for sale.
(3)	Prior to 2012, owner-occupied loans were included in commercial loans.

Nonperforming assets decreased $2.1 million between December 31, 2011 and March 31, 2012. As a result, non-performing assets as a percentage of total assets decreased from 2.14% at December 31, 2011 to 2.07% at March 31, 2012. This decrease was mainly due to a $5.0 million decrease in Other Real Estate Owned (“OREO”) assets, mainly due to the sale of OREO properties, including one large residential development for $3.3 million and a bulk sale of smaller residential properties totaling $2.6 million. These decreases were partially offset by the downgrade of two new relationships during the first quarter of 2012 to nonaccrual status.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the three months ended March 31, 2012	For the year ended December 31, 2011
	(In Thousands)
Beginning balance	$91,675	$92,898
Additions	18,377	89,842
Collections	(13,605)	(40,695)
Transfers to accrual	(269)	(8,474)
Charge-offs / write-downs, net	(6,568)	(41,896)

Ending balance	$89,610	$91,675

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At March 31, 2012, interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by $1.7 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased from 102.84% at December 31, 2011, to 99.93% at March 31, 2012. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -0.04% at March 31, 2012 from 1.54% at December 31, 2011. The change in sensitivity since December 31, 2011 reflects the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The net portfolio value ratio is defined as the net present value of the estimated cash flows from assets and liabilities as a percentage of net present value of cash flows from total assets (or the net present value of equity). The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)

+300	5%	12.02%	6%	11.17%
+200	1%	11.95%	3%	11.30%
+100	-3%	11.84%	-2%	11.21%
-	0%	11.74%	0%	10.97%
-100	2%	11.15%	-8%	10.19%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at March 31, 2012 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012

Results of Operations

We recorded net income of $6.4 million for the quarter ended March 31, 2012, a 53% increase over net income of $4.2 million for the quarter ended March 31, 2011. Income allocable to common stockholders’ (after preferred stock dividends) was $5.8 million, or $0.66 per diluted common share (a 65% increase in diluted EPS), for the quarter ended March 31, 2012, compared to income allocable to common shareholders’ of $3.5 million, or $0.40 per diluted common share, for the quarter ended March 31, 2011. Earnings for the first quarter of 2012 reflected strong revenue growth, while expenses decreased slightly during the same period. The improvement in earnings included an increase of $3.1 million in noninterest income and an increase of $2.3 million in net interest income. The increase in noninterest income was due in part to an increase in securities gains and credit/debit card and ATM fees during first quarter of 2012. These increases were partially offset by an increase in the provision for loan losses of $2.3 million. Noninterest expenses decreased slightly year-over-year, as increases from the later stages of our heavy investment phase, were offset by lower loan workout and OREO expenses in the first quarter of 2012.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$739,158	$8,931	4.83%	$755,256	$8,860	4.69%
Residential real estate loans	279,480	3,199	4.58	314,677	3,862	4.91
Commercial loans	1,468,048	17,775	4.88	1,253,433	15,381	4.99
Consumer loans	289,230	3,490	4.85	307,873	3,853	5.08

Total loans	2,775,916	33,395	4.86	2,631,239	31,956	4.90
Mortgage-backed securities (4)	826,088	5,718	2.77	711,852	7,026	3.95
Investment securities (4) (5)	47,276	101	0.96	47,806	170	1.42
Other interest-earning assets	35,290	9	0.10	37,596	—	—

Total interest-earning assets	3,684,570	39,223	4.30	3,428,493	39,152	4.60

Allowance for loan losses	(53,776)			(61,883)
Cash and due from banks	68,354			59,527
Cash in non-owned ATMs	361,508			312,580
Bank-owned life insurance	63,458			64,303
Other noninterest-earning assets	127,835			124,166

Total assets	$4,251,949			$3,927,186

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$379,315	$60	0.06%	$301,563	$120	0.16%
Money market	768,666	519	0.27	729,072	842	0.47
Savings	383,294	173	0.18	298,442	306	0.42
Customer time deposits	763,802	2,984	1.57	781,955	3,729	1.93

Total interest-bearing customer deposits	2,295,077	3,736	0.65	2,111,032	4,997	0.96
Brokered certificates of deposit	270,814	279	0.41	198,233	226	0.46

Total interest-bearing deposits	2,565,891	4,015	0.63	2,309,265	5,223	0.92
FHLB of Pittsburgh advances	530,518	1,937	1.44	515,600	2,727	2.12
Trust preferred borrowings	67,011	375	2.21	67,011	336	2.01
Other borrowed funds	136,480	366	1.07	175,726	612	1.39

Total interest-bearing liabilities	3,299,900	6,693	0.81	3,067,602	8,898	1.16

Noninterest-bearing demand deposits	520,044			468,022
Other noninterest-bearing liabilities	33,571			20,911
Stockholders’ equity	398,434			370,651

Total liabilities and stockholders’ equity	$4,251,949			$3,927,186

Excess of interest-earning assets over interest-bearing liabilities	$384,670			$360,891

Net interest and dividend income		$32,530			$30,254

Interest rate spread			3.49%			3.44%

Net interest margin			3.57%			3.56%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.

Net interest income for the first quarter of 2012 improved by $2.3 million, or 8%, compared to the first quarter of 2011. The increase in net interest income reflects growth in both our average total loans which increased $144.7 million from the prior year and our mortgage backed securities portfolio which increased $114.2 million from the prior year.

The net interest margin for the first quarter of 2012 was 3.57% on a tax-equivalent basis, a one basis point increase compared to 3.56% for the first quarter of 2011. The increase in net interest margin benefited from the continued decline in our funding costs, particularly on core deposits. This was mostly offset by the decrease in the yield on our MBS portfolio as the yield continued to decline due to MBS prepayments and sales combined with low reinvestment rates.

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

The formula allowances for commercial, commercial real estate and construction loans are calculated by applying estimates of default and loss severity to outstanding loans based on the risk grade of loans. Default rates are determined through a past twelve quarter migration analysis. Loss severity is based on a three year historical analysis. As a result, changes in risk grades affect the amount of the formula allowance.

Pooled loans are usually smaller, not-individually-graded and homogeneous in nature, such as consumer installment loans and residential mortgages. Loan loss allowances for pooled loans are first based on a five-year net charge-off history. The average loss allowance per homogeneous pool is based on the product of average annual historical loss rate and the homogeneous pool balances. These separate risk pools are then assigned a reserve for losses based upon this historical loss information.

Qualitative and environmental adjustment factors are taken into consideration when determining the above described reserve estimates. These adjustment factors are based upon our evaluation of various current conditions, including those listed below.

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

Our loan officers and risk managers meet at least quarterly to discuss and review these conditions and risks associated with individual problem loans. In addition, various regulatory agencies and loan review consultants periodically review our loan ratings and allowance for loan losses.

During the first quarter of 2012, we made certain improvements to the method in which we determine the allowance for loan loss. These improvements include:

•	Used a three year loss migration analysis to determine the probability of default,

•	Segregated the commercial loan segment to more specifically analyze the risks associated with business, owner-occupied CRE, investor CRE and construction loan portfolios,

•	Improved the data used to determine qualitative adjustment factors,

•	Established a portion of the allowance for loan losses related to model and complexity risk,

•	Established a reserve for unfunded commitments (reflected in other liabilities on the Consolidated Statements of Condition), and

•	Revised our loan risk rating system based on recommendations from industry experts.

The above changes to the calculation of the allowance for loan losses did not have a material impact on the allowance for loan loss at March 31, 2012 or the amount of provision for loan losses recorded during the period.

The provision for loan losses was $8.2 million in the quarter ending March 31, 2012 compared to $5.9 million in the same quarter of 2011. The provision for the first quarter of 2012 more than covered our net charge-offs of $5.5 million. In addition, total credit costs (including the provision for loan losses, loan workout expense, OREO expense and other credit reserves) increased to $9.2 million from $8.4 million in the first quarter of 2011. The increase in credit costs is due primarily to risk rating migration arising from the implementation of a new risk rating policy and procedures.

The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)

Beginning balance	$53,080	$60,339
Provision for loan losses	8,245	5,908

Charge-offs:
Residential real estate	324	406
Commercial real estate	190	247
Construction	1,506	5,226
Commercial	2,331	3,365
Owner occupied-commercial (1)	502	—
Overdrafts	245	195
Consumer	984	1,561

Total charge-offs	6,082	11,000

Recoveries:
Residential real estate	25	85
Commercial real estate	313	8
Construction	28	391
Commercial	53	127
Owner occupied-commercial (1)	6	—
Overdrafts	94	106
Consumer	36	36

Total recoveries	555	753

Net charge-offs	5,527	10,247

Ending balance	$55,798	$56,000

Net charge-offs to average gross loans outstanding, net of unearned income (2)	0.80%	1.56%

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loans.
(2)	Ratios for the three months ended March 31, 2012 and 2011 are annualized.

Noninterest Income

Noninterest income increased $3.2 million to $16.8 million in the first quarter of 2012 from $13.6 million in the first quarter of 2011. Excluding the impact of net securities gains in both periods, noninterest income increased by $1.5 million, or 11%. Credit/debit card and ATM fees increased by $682,000, or 14%, and deposit service charges increased by $450,000, or 13%, over the prior year, reflecting franchise growth. In addition, fiduciary & investment management income increased $204,000, or 7%, over the prior year, and represents continued growth in this business.

Noninterest Expense

Noninterest expense for the first quarter of 2012 decreased $398,000 to $31.0 million in the first quarter of 2012 from $31.4 million in the first quarter of 2011. Included in this comparison was a $1.6 million decrease in loan workout and OREO costs which was mostly offset by expenses associated with increased organic franchise growth during the last year. This growth, included the opening and renovation of several branches, the hiring of additional commercial relationship managers and related infrastructure costs as the Company reached the later stages of its recent heavy investment phase by the end of 2011, resulting in increased salaries, benefits and other compensation, occupancy and other operating expenses.

Income Taxes

We and our subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $3.6 million during the three months ended March 31, 2012 compared to an income tax expense of $2.4 million for the same period in 2011. Our effective tax rate was 35.9% for the three months ended March 31, 2012 compared to 36.3% during the same period in 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued an update (“ASU” No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring) which clarifies when creditors should classify loan modifications as troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. A provision in Update 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by Update 2010-20. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

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

In May 2011, the FASB issued an update (“ASU” No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS) to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. While the overall guidance is consistent with U.S. GAAP, the amendment includes additional fair value disclosure requirements. The amendments in the guidance are effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements; however, the adoption did have an impact on our fair value disclosures.

In June 2011, the FASB issued an update (“ASU” No. 2011-05, Presentation of Comprehensive Income) to eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. This amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements; however, the adoption did have an impact on our presentation of comprehensive income.

In September 2011, the FASB issued an update (“ASU” No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment) to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In December 2011, the FASB issued an update (“ASU” No. 2011-11, Balance Sheet (Topic 350) – Offsetting) to address balance sheet offsetting. An entity is required to disclose information about offsetting and related arrangements so that users of the financial statements can understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The instruments and transactions include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This amendment is effective for interim and annual reporting periods beginning on or after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In December 2011, the FASB issued an update (“ASU” No. 2011-12, Presentation of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05) which under ASU 2011-05 defers the effective date pertaining to reclassification adjustments out of other accumulated other comprehensive income (AOCI). Concerns were raised that reclassifications of items out of AOCI would be costly for prepares and may add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 are not affected by this Update. This amendment is effective for interim and annual periods beginning after December 15, 2011. We have complied with the guidance for the period ended March 31, 2012.

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

•

During January of 2011, a timeframe and preliminary implementation plan for the phase out of the Office of Thrift Supervision (“the OTS”), one of our current banking regulators was announced by the joint agencies, and its merger into the Office of the Comptroller of the Currency. The provisions of the plan include a transition from the Thrift Financial Report, which we file each quarter, to the Call Report, which began with the March 2012 reporting period.

•

On February 7, 2011, the Federal Reserve approved a final ruling that changed the Deposit Insurance Fund (“DIF”) assessment from domestic deposits to average assets minus tangible equity. The changes went into effect during the second quarter of 2011 and were payable at the end of September. It is the intent of the FDIC that banks with over $10 billion in assets pay a larger share of the assessments into the DIF.

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

Incorporated herein by reference to Note 12 – Legal Proceedings to the Consolidated Financial Statements

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by us during the three months ended March 31, 2012. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock or exercise of stock options.

2012	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January	—	$—	—	—
February	918	39.56	—	—
March	—	—	—	—

Total (1)	918	$39.56	—	—

(1)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock or exercise of stock options. There were no treasury shares repurchased during the quarter ended March 31, 2012.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 101.INS – XBRL Instance Document*

(e)	Exhibit 101.SCH – XBRL Schema Document*

(f)	Exhibit 101.CAL – XBRL Calculation Linkbase Document*

(g)	Exhibit 101.LAB – XBRL Labels Linkbase Document*

(h)	Exhibit 101.PRE – XBRL Presentation Linkbase Document*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	May 10, 2012	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	May 10, 2012	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer