Form 10-Q
period 2012-06-30
WSFS FINANCIAL CORP
filed 2012-08-09
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

WSFS Bank Center 500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2012:

Common Stock, par value $.01 per share	8,705,604
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$32,787	$32,803	$66,182	$64,759
Interest on mortgage-backed securities	4,891	6,884	10,609	13,910
Interest and dividends on investment securities	76	127	177	297
Other interest income	9	—	18	—

	37,763	39,814	76,986	78,966

Interest expense:
Interest on deposits	3,400	5,034	7,415	10,257
Interest on Federal Home Loan Bank advances	1,645	2,655	3,582	5,382
Interest on trust preferred borrowings	370	339	745	675
Interest on other borrowings	270	599	636	1,211

	5,685	8,627	12,378	17,525

Net interest income	32,078	31,187	64,608	61,441
Provision for loan losses	16,383	8,582	24,628	14,490

Net interest income after provision for loan losses	15,695	22,605	39,980	46,951

Noninterest income:
Security gains, net	13,310	603	15,346	1,018
Credit/debit card and ATM income	5,871	5,286	11,293	10,026
Deposit service charges	4,299	4,026	8,313	7,590
Fiduciary & investment management income	3,427	3,068	6,458	5,895
Loan fee income	487	576	1,097	1,261
Mortgage banking activities, net	452	231	968	778
Bank owned life insurance income	136	1,419	321	1,598
Other income	1,010	820	1,954	1,502

	28,992	16,029	45,750	29,668

Noninterest expenses:
Salaries, benefits and other compensation	16,663	14,413	32,898	29,229
Occupancy expense	3,414	2,935	6,462	5,773
Equipment expense	2,035	1,915	3,702	3,529
Loan workout and OREO expenses	1,951	1,642	2,787	4,125
Data processing and operations expenses	1,466	1,284	2,788	2,701
FDIC expenses	1,441	1,278	2,878	3,042
Professional Fees	1,082	1,584	2,246	2,707
Marketing Expense	818	898	1,597	1,849
Acquisition integration costs	—	446	—	780
Other operating expense	4,147	4,257	8,648	8,304

	33,017	30,652	64,006	62,039

Income before taxes	11,670	7,982	21,724	14,580
Income tax provision	4,340	2,459	7,950	4,851

Net income	7,330	5,523	13,774	9,729
Dividends on preferred stock and accretion of discount	692	693	1,384	1,385

Net income allocable to common stockholders	$6,638	$4,830	$12,390	$8,344

Earnings per share:
Basic	$0.76	$0.56	$1.42	$0.97
Diluted	$0.76	$0.55	$1.41	$0.96

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In Thousands)		(Unaudited) (In Thousands)

Net Income	$7,330	$5,523	$13,774	$9,729
Other comprehensive income (loss):
Unrealized gains on securities available for sale	11,724	1,631	12,264	1,771
Tax expense	(4,433)	(620)	(4,656)	(673)

Net of tax amount	7,291	1,011	7,608	1,098

Reclassification adjustment for gains included in net income	(13,310)	(603)	(15,346)	(1,018)
Tax expense	5,058	229	5,831	387

Net of tax amount	(8,252)	(374)	(9,515)	(631)
Total other comprehensive (loss) income	(961)	637	(1,907)	467

Total comprehensive income	$6,369	$6,160	$11,867	$10,196

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	June 30, 2012	Dec 31, 2011
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$85,069	$70,889
Cash in non-owned ATMs	382,139	397,119
Interest-bearing deposits in other banks	43	9

Total cash and cash equivalents	467,251	468,017
Investment securities, available-for-sale	807,253	859,362
Investment securities, trading	12,465	12,432
Loans held-for-sale	19,552	10,185
Loans, net of allowance for loan losses of $46,429 at June 30, 2012 and $53,080 at December 31, 2011	2,657,513	2,702,589
Bank owned life insurance	63,713	63,392
Stock in Federal Home Loan Bank of Pittsburgh, at cost	33,364	35,756
Assets acquired through foreclosure	9,246	11,695
Premises and equipment	36,841	35,964
Goodwill	28,146	28,146
Intangible assets	5,646	6,139
Accrued Interest receivable	10,098	11,743
Other assets	41,286	43,588

Total assets	$4,192,374	$4,289,008

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$620,062	$525,444
Interest-bearing demand	429,466	389,495
Money market	712,669	805,570
Savings	394,254	368,390
Time	379,997	412,027
Jumbo certificates of deposit – customer	341,709	346,568

Total customer deposits	2,878,157	2,847,494
Brokered deposits	286,212	287,810

Total deposits	3,164,369	3,135,304
Federal funds purchased and securities sold under agreements to repurchase	100,000	50,000
Federal Home Loan Bank advances	392,932	538,682
Trust preferred borrowings	67,011	67,011
Other borrowed funds	28,781	67,927
Accrued interest payable	5,184	1,910
Other liabilities	32,152	36,041

Total liabilities	3,790,429	3,896,875

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at June 30, 2012 and December 31, 2011	$1	$1
Common stock $.01 par value, 20,000,000 shares authorized; issued 18,287,752 at June 30, 2012 and 18,258,714 at December 31, 2011	183	182
Capital in excess of par value	221,576	220,163
Accumulated other comprehensive income	9,295	11,202
Retained earnings	419,170	408,865
Treasury stock at cost, 9,580,569 shares at June 30, 2012 and December 31, 2011	(248,280)	(248,280)

Total stockholders’ equity	401,945	392,133

Total liabilities and stockholders’ equity	$4,192,374	$4,289,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$13,774	$9,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,628	14,490
Depreciation, accretion and amortization	7,811	4,995
Decrease in accrued interest receivable	1,645	496
Decrease in other assets	3,480	4,162
Origination of loans held-for-sale	(69,557)	(47,393)
Proceeds from sales of loans held-for-sale	65,837	59,329
Loss on loan disposition	14,176	—
Gain on mortgage banking activities, net	(968)	(778)
Security gains, net	(15,346)	(1,018)
Stock-based compensation expense	1,478	441
Excess tax benefits from share-based payment arrangements	(10)	(75)
Increase in accrued interest payable	3,274	4,140
Decrease in other liabilities	(3,861)	(2,182)
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	1,596	1,765
Increase in value of bank-owned life insurance	(321)	(1,598)
(Increase) decrease in capitalized interest, net	(295)	71

Net cash provided by operating activities	$47,341	$46,574

Investing activities:
Maturities of investment securities	4,524	11,552
Sale of investment securities available for sale	504,203	123,125
Purchase of investment securities available-for-sale	(521,138)	(265,874)
Repayments of investment securities available-for-sale	73,353	89,879
Disbursements for reverse mortgages	(14)	(351)
Proceeds from loan disposition	26,377	—
Net increase in loans	(34,364)	(80,350)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	2,392	1,855
Sales of assets acquired through foreclosure, net	10,134	7,303
Investment in premises and equipment, net	(4,101)	(4,886)

Net cash provided by (used for) investing activities	$61,366	$(117,747)

Financing activities:
Net increase in demand and saving deposits	58,408	155,070
Net decrease in time deposits	(36,889)	(29,834)
Net decrease in brokered deposits	(1,709)	(82,321)
Receipts from FHLB advances	18,325,738	7,907,471
Repayments of FHLB advances	(18,471,488)	(7,762,343)
Receipts from federal funds purchased and securities sold under agreement to repurchase	9,410,000	8,525,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(9,360,000)	(8,525,000)
Repayment of unsecured debt	(30,000)	—
Dividends paid	(3,407)	(3,376)
Issuance of common stock and exercise of common stock options	(136)	838
Excess tax benefits from share-based payment arrangements	10	75

Net cash (used for) provided by financing activities	$(109,473)	$185,580

(Decrease) increase in cash and cash equivalents	(766)	114,407
Cash and cash equivalents at beginning of period	468,017	376,759

Cash and cash equivalents at end of period	$467,251	$491,166

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$9,104	$13,385
Cash paid for income taxes, net	8,202	317
Loans transferred to assets acquired through foreclosure	8,605	5,187
Other comprehensive (loss) income	(1,907)	467

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Trust and Wealth Management division. Lending activities are funded primarily with customer deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 52 offices located in Delaware (42), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com.

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Whenever necessary, reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. We have stock options outstanding under both plans (collectively, “Stock Incentive Plans”). The number of shares reserved for issuance under the 2005 Plan is 1,197,000. At June 30, 2012, there were 141,177 shares available for future grants under the 2005 Plan.

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

Stock Options

The following table provides information about our stock options outstanding for the three months ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	447,901	$43.41	595,537	$43.18
Granted	55,477	38.93	3,000	42.86
Exercised	(2,059)	27.49	(6,464)	33.04
Forfeited	(2,075)	69.00	(27,632)	45.12

Outstanding at end of period	499,244	42.87	564,441	43.21

Exercisable at end of period	334,430	$44.93	428,226	$44.39

Weighted-average fair value of awards granted	$12.57		$13.92

(1)	Options granted in the second quarter of 2012 are more than the second quarter of 2011 due to additional 2012 awards being granted in the second quarter of 2012 instead of all awards being granted in the first quarter of 2012.

The following table provides vesting information about our stock options outstanding for the three months ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Unvested at beginning of period	110,137	$38.53	141,243	$39.66
Granted	55,477	38.93	3,000	42.86
Vested	(800)	35.12	(3,351)	45.54
Forfeited	—	—	(4,677)	42.82

Unvested at end of period	164,814	$38.68	136,215	$39.52

Stock Options

The following table provides information about our stock options outstanding for the six months ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	416,886	$43.52	566,323	$42.84
Granted (1)	88,307	39.66	53,723	44.90
Exercised	(3,874)	26.29	(13,625)	27.42
Forfeited	(2,075)	69.00	(41,980)	45.47

Outstanding at end of period	499,244	42.87	564,441	43.21

Exercisable at end of period	334,430	$44.93	428,226	$44.39

Weighted-average fair value of awards granted	$12.50		$14.30

The following table provides information about our stock options outstanding for the six months ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Unvested at beginning of period	112,258	$36.08	123,486	$34.94
Granted	88,307	39.66	53,723	44.90
Vested	(35,751)	32.94	(28,328)	29.16
Forfeited	—	—	(12,666)	40.85

Unvested at end of period	164,814	$38.68	136,215	$39.52

The total amount of compensation cost to be recognized relating to non-vested stock options as of June 30, 2012 was $1.2 million. The weighted-average period over which it is expected to be recognized is 2.9 years. We issue new shares upon the exercise of options.

Restricted Stock

We did not issue any restricted stock units or awards during the second quarter of 2012. We issued 24,442 restricted stock units and awards during the first six months of 2012 compared to 39,422 during the first six months of 2011. These awards vest over a four year period. These stock awards were made to certain executive officers. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of June 30, 2012, was $1.5 million. The weighted-average period over which it is expected to be recognized is 2.0 years.

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

For the three months ended June 30, 2012, the effect of stock-based compensation, including stock options, restricted stock, stock awards, and performance stock, on salaries, benefits and other compensation was $767,000 pre-tax ($537,000 after tax) or $0.06 per share. This compares to $335,000 pre-tax ($251,000 after tax) or $0.03 per share during the three months ended June 30, 2011. The increase was mainly due to the timing of stock option awards granted in 2012 as well as additional expense in 2012 related to Performance Stock Awards. There was no expense for Performance Stock Awards recorded during 2011.

For the six months ended June 30, 2012, the effect of stock-based compensation, including stock options, restricted stock, stock awards, and performance stock, on salaries, benefits and other compensation was $1.5 million pre-tax ($1.1 million after tax) or $0.12 per share. This compares to $860,000 pre-tax ($688,000 after tax) or $0.08 per share during the three months ended June 30, 2011. Similar to the quarterly discussion, the increase was mainly due to the timing and amount of stock option awards granted in 2012 and the expense related to Performance Stock Awards.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common stockholders	$6,638	$4,830	$12,390	$8,344

Denominator:
Denominator for basic earnings per share—weighted average shares	8,706	8,599	8,696	8,588
Effect of dilutive employee stock options and warrants	72	128	75	139

Denominator for diluted earnings per share—adjusted weighted average shares and assumed exercise	8,778	8,727	8,771	8,727

Earnings per share:
Basic:
Net income allocable to common shareholders	$0.76	$0.56	$1.42	$0.97

Diluted:
Net income allocable to common shareholders	$0.76	$0.55	$1.41	$0.96

Outstanding common stock equivalents having no dilutive effect	536	545	536	487

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities held-to-maturity and securities available-for-sale (which include reverse mortgages):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
June 30, 2012:
Reverse mortgages	$(632)	$—	$—	$(632)
U.S. Government and government sponsored enterprises (“GSE”)	47,766	260	(7)	48,019
State and political subdivisions	3,635	36	(1)	3,670
Collateralized Mortgage Obligation (“CMO”) (1)	240,739	5,115	(163)	245,691
Federal National Mortgage Association (“FNMA”) Mortgage-Backed Securities (“MBS”)	369,770	5,928	(141)	375,557
Federal Home Loan Mortgage Corporation (“FHLMC”) MBS	76,300	1,553	(10)	77,843
Government National Mortgage Association (“GNMA”) MBS	53,979	3,126	—	57,105

	$791,557	$16,018	$(322)	$807,253

December 31, 2011:
Reverse mortgages	$(646)	$—	$—	$(646)
GSE	38,776	262	(13)	39,025
State and political subdivisions	4,159	39	(8)	4,190
CMO (1)	323,980	6,933	(2,527)	328,386
FNMA	320,019	9,379	(44)	329,354
FHLMC	93,305	1,781	—	95,086
GNMA	60,991	3,033	(57)	63,967

	$840,584	$21,427	$(2,649)	$859,362

Trading securities
June 30, 2012:
CMO	$12,465	$—	$—	$12,465

December 31, 2011:
CMO	$12,432	$—	$—	$12,432

(1)	Includes agency CMO and SASCO 2002 RM-1 Class O securities classified as available-for-sale

The scheduled maturities of investment securities available-for-sale at June 30, 2012 and December 31, 2011 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
June 30, 2012
Within one year (1)	$6,766	$6,818
After one year but within five years	42,303	42,542
After five years but within ten years	168,803	172,129
After ten years	573,685	585,764

	$791,557	$807,253

December 31, 2011
Within one year (1)	$7,916	$7,966
After one year but within five years	32,225	32,465
After five years but within ten years	129,597	135,649
After ten years	670,846	683,282

	$840,584	$859,362

(1)	Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

The portfolio of available-for-sale mortgage-backed securities (“MBS”) includes 151 securities with an amortized cost of $740.8 million comprised of all GSE securities. All securities were AAA-rated at the time of purchase. All securities were re-evaluated for OTTI at June 30, 2012. The result of this evaluation showed no OTTI for the second quarter of 2012. The weighted average duration of the mortgage-backed securities was 4.5 years at June 30, 2012.

At June 30, 2012, investment securities with market values aggregating $364.0 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at June 30, 2012.

In conjunction with the asset disposition strategies discussed in the Company’s Current Report on Form 8-K filed on May 10, 2012 (“the Asset Strategies”), during the first six months of 2012, we sold $504.2 million of investment securities categorized as available-for-sale for net gains of $15.4 million. In the first six months of 2011, proceeds from the sale of investment securities available-for-sale were $123.0 million and resulted in net gains of $1.0 million. These sales were the result of ongoing portfolio management aimed at minimizing credit risk and decreasing prepayment/premium risk due to faster prepayments caused by declining mortgage interest rates in this historically-low rate environment. The cost basis of all investment securities sales are based on the specific identification method.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At June 30, 2012, we owned investment securities totaling $107.9 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $322,000 at June 30, 2012. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
U.S Government and agencies	$5,047	$7	$—	$—	$5,047	$7
State and political subdivisions	—	—	135	1	135	1
CMO	31,871	163	—	—	31,871	163
FNMA	65,682	141	—	—	65,682	141
FHLMC	5,172	10	—	—	5,172	10
GNMA	—	—	—	—	—	—

Total temporarily impaired investments	$107,772	$321	$135	$1	$107,907	$322

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2011.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
U.S Government and agencies	$5,047	$13	$—	$—	$5,047	$13
State and political subdivisions	—	—	440	8	440	8
CMO	78,955	2,194	9,933	333	88,888	2,527
FNMA	6,959	44	—	—	6,959	44
FHLMC	—	—	—	—	—	—
GNMA	5,420	57	—	—	5,420	57

Total temporarily impaired investments	$96,381	$2,308	$10,373	$341	$106,754	$2,649

We own $12.5 million par value of SASCO RM-1 2002 class B securities which are classified as trading, of which, $1.5 million is interest paid in kind. We expect to recover all principal and interest due to seasoning and excess collateral. Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) when these securities were acquired they were classified as trading because it was our intent to sell them in the near term. We use the guidance under ASC 320 to provide a reasonable estimate of fair value. We estimated the value of these securities based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach as of June 30, 2012.

During 2011, we purchased 100% of SASCO 2002-RM1 Class O certificates for $2.5 million. As of June 30, 2012, the market value of the SASCO 2002-RM1 O securities was determined in accordance with FASB ASC 820-10, Fair Value Measurement (“ASC 820”), to be $4.3 million. These securities have been included in our CMO portfolio since their purchase.

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

Qualitative and environmental adjustment factors are taken into consideration when determining above reserve estimates. These adjustment factors are based upon our evaluation of various current conditions, including those listed below.

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

During the first quarter of 2012, we made certain improvements to the method in which we determine the allowance for loan loss. These improvements include:

•	Used a three year loss migration analysis to determine the probability of default

•	Segregated the commercial loan segment to more specifically analyze the risks associated with business, owner-occupied CRE, investor CRE and Construction loan portfolios

•	Improved the data used to determine qualitative adjustment factors

•	Established a portion of the allowance for loan losses related to model and complexity risk

•	Revised our loan risk rating system based on recommendations from industry experts

The following table provides the activity of the allowance for loan losses and loan balances for the three and six months ended June 30, 2012:

	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
	(In Thousands)
Three months ended June 30, 2012
Allowance for loan losses
Beginning balance	$11,625	$7,005	$10,530	$8,917	$6,400	$10,253	$1,068	$55,798
Charge-offs	(7,704)	(2,186)	(4,701)	(8,498)	(2,315)	(1,692)	—	(27,096)
Recoveries	797	—	51	300	33	163	—	1,344
Provision	5,173	(728)	3,738	4,588	2,147	1,617	(152)	16,383

Ending balance	$9,891	$4,091	$9,618	$5,307	$6,265	$10,341	$916	$46,429

Six months ended June 30, 2012
Allowance for loan losses
Beginning balance	$15,067	$9,235	$7,556	$4,074	$6,544	$10,604	$—	$53,080
Charge-offs	(10,035)	(2,688)	(4,891)	(10,004)	(2,639)	(2,921)	—	(33,178)
Recoveries	850	6	364	328	58	293	—	1,899
Provision	4,009	(2,462)	6,589	10,909	2,302	2,365	916	24,628

Ending balance	$9,891	$4,091	$9,618	$5,307	$6,265	$10,341	$916	$46,429

Period-end allowance allocated to:
Loans individually evaluated for impairment	$629	$10	$309	$139	$882	$45	$—	$2,014
Loans collectively evaluated for impairment	9,262	4,081	9,309	5,168	5,383	10,296	916	44,415

Ending balance	$9,891	$4,091	$9,618	$5,307	$6,265	$10,341	$916	$46,429

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,020	$17,980	$5,219	$5,656	$16,083	$4,014	$—	$52,972 (2)
Loans collectively evaluated for impairment	807,981	$619,004	613,648	90,520	239,515	280,302	—	2,650,970

Ending balance	$812,001	$636,984	$618,867	$96,176	$255,598	$284,316	$—	$2,703,942

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at June 30, 2012, represents accruing troubled debt restructured loans.

The following table provides the activity of the allowance for loan losses and loan balances for the three and six months ended June 30, 2011:

	Commercial	Commercial Mortgages	Construction	Residential	Consumer	Total
	(In Thousands)
Three months ended June 30, 2011
Allowance for loan losses
Beginning balance	$24,536	$11,866	$6,658	$3,763	$9,177	$56,000
Charge-offs	(2,847)	(1,060)	(1,846)	(899)	(2,468)	(9,120)
Recoveries	210	279	115	7	175	786
Provision	3,337	1,245	904	836	2,260	8,582

Ending balance	$25,236	$12,330	$5,831	$3,707	$9,144	$56,248

Six months ended June 30, 2011
Allowance for loan losses
Beginning balance	$26,480	$10,564	$10,019	$4,028	$9,248	$60,339
Charge-offs	(6,210)	(1,307)	(7,072)	(1,306)	(4,224)	(20,119)
Recoveries	338	287	506	91	316	1,538
Provision	4,628	2,786	2,378	894	3,804	14,490

Ending balance	$25,236	$12,330	$5,831	$3,707	$9,144	$56,248

Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,304	$4,349	$1,411	$825	$112	$9,001
Loans collectively evaluated for impairment	22,932	7,981	4,420	2,882	9,032	47,247

Ending balance	$25,236	$12,330	$5,831	$3,707	$9,144	$56,248

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$22,736	$20,177	$31,586	$17,567	$3,128	$95,194 (1)
Loans collectively evaluated for impairment	1,308,304	602,374	96,932	276,003	298,281	2,581,894

Ending balance	$1,331,040	$622,551	$128,518	$293,570	$301,409	$2,677,088

(1)	The difference between this amount and nonaccruing loans at June 30, 2011, represents accruing troubled debt restructured loans.

Non-Accrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

June 30, 2012 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$363	$—	$7	$370	$807,611	$4,020	$812,001
Owner occupied commercial (1)	—	—	—	—	619,004	17,980	636,984
Commercial mortgages	—	—	—	—	613,648	5,219	618,867
Construction	—	—	182	182	90,338	5,656	96,176
Residential	4,562	1,092	547	6,201	241,913	7,484	255,598
Consumer	1,212	177	94	1,483	280,634	2,199	284,316

Total	$6,137	$1,269	$830	$8,236	$2,653,148	$42,558	$2,703,942

% of Total Loans	0.22%	0.05%	0.03%	0.30%	98.12%	1.58%	100%

December 31, 2011 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$1,087	$63	$78	$1,228	$1,435,876	$23,080	$1,460,184
Commercial mortgages	479	243	—	722	605,764	15,814	622,300
Construction	3,727	—	—	3,727	80,074	22,124	105,925
Residential	5,501	1,238	887	7,626	258,820	9,057	275,503
Consumer	2,783	709	—	3,492	287,247	1,018	291,757

Total	$13,577	$2,253	$965	$16,795	$2,667,781	$71,093	$2,755,669

% of Total Loans	0.49%	0.08%	0.04%	0.61%	96.81%	2.58%	100%

(1)	Prior to 2012 owner occupied loans were included in commercial loan balances.

Impaired Loans

The following tables provide an analysis of our impaired loans at June 30, 2012 and December 31, 2011:

June 30, 2012 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$4,020	$3,277	$743	$629	$5,571	$9,393
Owner-Occupied Commercial (2)	17,980	17,935	45	10	22,681	15,325
Commercial mortgages	5,219	4,268	951	309	6,900	19,437
Construction	5,656	3,583	2,073	139	14,546	39,054
Residential	16,083	8,826	7,257	882	17,699	19,255
Consumer	4,014	2,490	1,524	45	4,249	3,631

Total	$52,972	$40,379	$12,593	$2,014	$71,646	$106,095

December 31, 2011 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$23,193	$19,353	$3,840	$2,630	$26,815	$22,396
Commercial mortgages	15,814	13,602	2,212	295	21,278	16,237
Construction	22,124	14,166	7,958	723	34,862	27,323
Residential	16,227	9,649	6,578	964	19,312	17,480
Consumer	2,621	1,336	1,285	101	2,788	3,916

Total	$79,979	$58,106	$21,873	$4,713	$105,055	$87,352

(1)	Reflects loan balances at their remaining book balance.
(2)	Prior to 2012 owner occupied commercial loans were included in commercial loan balances.

Interest income of $235,000 and $328,000 was recognized on impaired loans during the three and six months ended June 30, 2012, respectively.

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

Substandard. Borrowers have well-defined weaknesses that require extensive oversight by management. Borrowers in this category may exhibit one or more of the following: inadequate debt service coverage, unprofitable operations, insufficient liquidity, high leverage, and weak or inadequate capitalization. Relationships in this category are not adequately protected by the sound financial worth and paying capacity of the obligor or the collateral pledged on the loan, if any. The distinct possibility exists that the Bank will sustain some loss if the deficiencies are not corrected.

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

The following tables provide an analysis of problem loans as of June 30, 2012 and December 31, 2011:

Commercial credit exposure credit risk profile by internally assigned risk rating (in thousands):

	Commercial		Owner-Occupied Commercial (1)		Commercial Mortgages		Construction		Total Commercial
	Jun 30, 2012	Dec. 31, 2011	Jun 30, 2012	Dec. 31, 2011	Jun 30, 2012	Dec. 31, 2011	Jun 30, 2012	Dec. 31, 2011	June 30, 2012		December 31, 2011
									Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$18,236	$85,848	$21,243	—	$31,649	$50,044	$2,209	$9,747	$73,337		$145,639
Substandard:
Accrual	83,886	107,896	56,695	—	16,826	13,664	11,239	19,039	168,646		140,599
Nonaccrual	3,277	23,193	17,935	—	4,268	15,814	3,583	22,124	29,063		61,131
Doubtful/Nonaccrual	743	—	45	—	951	—	2,073	—	3,812		—

Total Special Mention and Substandard	106,142	216,937	95,918	—	53,694	79,522	19,104	50,910	274,858	13%	347,369	16%
Pass	705,859	1,242,519	541,066	—	565,173	543,277	77,072	55,244	1,889,170	87	1,841,040	84

Total Commercial Loans	$812,001	$1,459,456	$636,984	—	$618,867	$622,799	$96,176	$106,154	$2,164,028	100%	$2,188,409	100%

Consumer credit exposure credit risk profile based on payment activity (in thousands):

	Residential			Consumer			Total Residential and Consumer
	Jun 30, 2012		Dec.31, 2011	Jun 30, 2012		Dec.31, 2011	June 30, 2012		December 31, 2011
							Amount	Percent	Amount	Percent
Nonperforming	$16,083	(1)	$16,227	$4,014	(1)	$2,621	$20,097	4%	$18,848	3%
Performing	239,515		259,276	280,302		289,136	519,817	96	548,412	97

Total	$255,598		$275,503	$284,316		$291,757	$539,914	100%	$567,260	100%

(1)	Prior to 2012, owner occupied commercial loans were included in commercial loan balances.
(2)	Includes $10.4 million at June 30, 2012 and $8.9 million at December 31, 2011 of troubled debt restructured mortgages and home equity installment loans performing in accordance with modified terms and are accruing interest

Troubled Debt Restructurings (TDR)

Effective July 1, 2011, we adopted the provisions of Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. In doing so, we reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs, resulting in no newly identified TDRs.

The book balance of TDRs at June 30, 2012 and December 31, 2011 was $17.9 million and $27.7 million, respectively. The balances at June 30, 2012 include approximately $7.4 million of TDRs in nonaccrual status and $10.5 million of TDRs in accrual status compared to $18.8 million of TDRs in nonaccrual status and $8.9 million of TDRs in accrual status at December 31, 2011. Approximately $927,000 and $1.3 million in specific reserves have been established for these loans as of June 30, 2012 and December 31, 2011, respectively.

During the six months ending June 30, 2012, the terms of nine loans were modified in troubled debt restructurings, of which two were related to commercial loans that were already placed on nonaccrual. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance for a reasonable period, usually six months. The remaining seven loans represented residential loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR.

The following table presents loans identified as TDRs during the three and six months ended June 30, 2012:

(In Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Commercial	$—	$9,276
Construction	—	378
Residential	827	1,278

Total	$827	$10,932

The troubled debt restructurings described above increased the allowance for loan losses by $130,000 through allocation of a specific reserve, and resulted in charge offs of $5.3 million during the six months ending June 30, 2012.

There were no TDRs which defaulted (defined as past due 90 days) during the three and six months ended June 30, 2012 that were restructured within the last twelve months prior to December 31, 2011.

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

The total amount of unrecognized tax benefits as of June 30, 2012 and December 31, 2011 were $3,000 and $88,000, respectively, all of which would affect our June 30, 2012 effective tax rate if recognized. As of June 30, 2012 and December 31, 2011, the total amount of accrued interest included in such unrecognized tax benefits were $3,000 and $15,000, respectively. Penalties of $6,000 were included in such unrecognized tax benefits at December 31, 2011, but none are included at June 30, 2012. We record interest and penalties on potential income tax deficiencies as income tax expense. Our Federal and state tax returns for the 2008 through 2011 tax years are subject to examination as of June 30, 2012. We were recently notified of the IRS intention to audit our 2010 tax return. There are currently no other income tax audits in process.

6. SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments. There is one segment for each of WSFS Bank, Cash Connect, (the ATM division of WSFS Bank), and Trust and Wealth Management. Trust and Wealth Management is comprised of Montchanin, Christiana Trust, Monarch Entity Services LLC, Private Banking and WSFS Investment Group, Inc. in a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. As required by ASC 280, all prior years’ information has been updated to reflect this presentation.

The WSFS Bank segment provides financial products to commercial and retail customers through its 52 offices located in Delaware (42), Pennsylvania (8) and Virginia (1) and Nevada (1). Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The Trust and Wealth Management segment is comprised of Christiana Trust, Monarch Entity Services LLC, Montchanin, Private Banking and WSFS Investment Group, Inc. Christiana Trust was acquired in December 2010 and WSFS’ Trust and Wealth Management business was consolidated into Christiana Trust. Christiana Trust provides investment, fiduciary, and agency services from locations in Delaware and Nevada. These services are provided to individuals and families as well as corporations and institutions. Monarch Entity Services LLC provides commercial domicile services from locations in Delaware and Nevada. Montchanin has one consolidated wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. WSFS Investment Group, Inc. markets various third-party insurance products and securities and Private Banking specializes in meeting the needs of professionals and their practices, including deposit services and credit needs of existing and start-up practices.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three and six months ended June 30, 2012 and 2011 follows:

For the three months ended June 30, 2012

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$35,688	$—	$2,075	$37,763
Noninterest income	20,969	4,473	3,550	28,992

Total external customer revenues	56,657	4,473	5,625	66,755

Inter-segment revenues:
Interest income	1,048	—	1,479	2,527
Noninterest income	2,178	248	—	2,426

Total inter-segment revenues	3,226	248	1,479	4,953

Total revenue	59,883	4,721	7,104	71,708

External customer expenses:
Interest expense	5,478	—	207	5,685
Noninterest expenses	27,583	2,543	2,891	33,017
Provision for loan loss	15,494	—	889	16,383

Total external customer expenses	48,555	2,543	3,987	55,085

Inter-segment expenses
Interest expense	1,479	336	712	2,527
Noninterest expenses	248	601	1,577	2,426

Total inter-segment expenses	1,727	937	2,289	4,953

Total expenses	50,282	3,480	6,276	60,038

Income before taxes	$9,601	$1,241	$828	$11,670
Provision for income taxes				4,340

Consolidated net income				$7,330

Capital expenditures	$2,208	$—	$3	$2,211

As of June 30, 2012
Cash and cash equivalents	$62,314	$401,316	$3,621	$467,251
Other segment assets	3,534,103	2,125	188,895	3,725,123

Total segment assets	$3,596,417	$403,441	$192,516	$4,192,374

For the three months ended June 30, 2011

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$37,469	$—	$2,345	$39,814
Noninterest income	9,003	3,833	3,193	16,029

Total external customer revenues	46,472	3,833	5,538	55,843

Inter-segment revenues:
Interest income	1,098	—	1,113	2,211
Noninterest income	1,627	161	—	1,788

Total inter-segment revenues	2,725	161	1,113	3,999

Total revenue	49,197	3,994	6,651	59,842

External customer expenses:
Interest expense	8,284	—	343	8,627
Noninterest expenses	25,612	1,872	3,168	30,652
Provision for loan loss	8,279	—	303	8,582

Total external customer expenses	42,175	1,872	3,814	47,861

Inter-segment expenses
Interest expense	1,113	293	805	2,211
Noninterest expenses	161	353	1,274	1,788

Total inter-segment expenses	1,274	646	2,079	3,999

Total expenses	43,449	2,518	5,893	51,860

Income (loss) before taxes	$5,748	$1,476	$758	$7,982
Provision for income taxes				2,459

Consolidated net income		.		$5,523

Capital expenditures	$2,561	$133	$299	$2,993

As of December 31, 2011
Cash and cash equivalents	$48,107	$416,949	$2,961	$468,017
Other segment assets	3,618,744	2,155	200,092	3,820,991

Total segment assets	$3,666,851	$419,104	$203,053	$4,289,008

For the six months ended June 30, 2012

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$72,724	$—	$4,262	$76,986
Noninterest income	30,498	8,546	6,706	45,750

Total external customer revenues	103,222	8,546	10,968	122,736

Inter-segment revenues:
Interest income	2,156	—	2,986	5,142
Noninterest income	4,247	421	—	4,668

Total inter-segment revenues	6,403	421	2,986	9,810

Total revenue	109,625	8,967	13,954	132,546

External customer expenses:
Interest expense	11,953	—	425	12,378
Noninterest expenses	53,967	4,515	5,524	64,006
Provision for loan loss	23,790	—	838	24,628

Total external customer expenses	89,710	4,515	6,787	101,012

Inter-segment expenses
Interest expense	2,986	670	1,486	5,142
Noninterest expenses	421	1,126	3,121	4,668

Total inter-segment expenses	3,407	1,796	4,607	9,810

Total expenses	93,117	6,311	11,394	110,822

Income (loss) before taxes	$16,508	$2,656	$2,560	$21,724
Provision for income taxes				7,950

Consolidated net income				$13,774

Capital expenditures	$4,114	$10	$20	$4,144

As of June 30, 2012
Cash and cash equivalents	$62,314	$401,316	$3,621	$467,251
Other segment assets	3,534,103	2,125	188,895	3,725,123

Total segment assets	$3,596,417	$403,441	$192,516	$4,192,374

For the six months ended June 30, 2011

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$74,256	$—	$4,710	$78,966
Noninterest income	16,288	7,249	6,131	29,668

Total external customer revenues	90,544	7,249	10,841	108,634

Inter-segment revenues:
Interest income	2,208	—	2,407	4,615
Noninterest income	3,427	322	—	3,749

Total inter-segment revenues	5,635	322	2,407	8,364

Total revenue	96,179	7,571	13,248	116,998

External customer expenses:
Interest expense	16,834	—	691	17,525
Noninterest expenses	52,651	3,637	5,751	62,039
Provision for loan loss	13,734	—	756	14,490

Total external customer expenses	83,219	3,637	7,198	94,054

Inter-segment expenses
Interest expense	2,407	564	1,644	4,615
Noninterest expenses	322	804	2,623	3,749

Total inter-segment expenses	2,729	1,368	4,267	8,364

Total expenses	85,948	5,005	11,465	102,418

Income (loss) before taxes	$10,231	$2,566	$1,783	$14,580
Provision for income taxes				4,851

Consolidated net income				$9,729

Capital expenditures	$4,394	$177	$306	$4,877

As of December 31, 2011
Cash and cash equivalents	$48,107	$416,949	$2,961	$468,017
Other segment assets	3,618,744	2,155	200,092	3,820,991

Total segment assets	$3,666,851	$419,104	$203,053	$4,289,008

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

The table below presents the balances of assets measured at fair value as of June 30, 2012 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$241,346	$4,345	$245,691
FNMA	—	375,557	—	375,557
FHLMC	—	77,843	—	77,843
GNMA	—	57,105	—	57,105
U.S. Government and agencies	—	48,019	—	48,019
State and political subdivisions	—	3,670	—	3,670
Reverse mortgages	—	—	(632)	(632)
Trading Securities	—	—	12,465	12,465

Total assets measured at fair value on a recurring basis	$—	$803,540	$16,178	$819,718
Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$9,246	$9,246
Impaired Loans	—	—	50,958	50,958

Total assets measured at fair value on a nonrecurring basis	$—	$—	$60,204	$60,204

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

Available- for-sale securities. As of June 30, 2012, securities classified as available for sale are reported at fair value using both Level 2 and Level 3 inputs. Included in the Level 2 total are approximately $48.0 million in Federal Agency debentures, $751.9 million in Federal Agency MBS, and $3.7 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Included in the Level 3 total is a small equity traunche of a reverse mortgage security purchased on July 15, 2011. This security is Level 3 because there is no active market for this security and no observable inputs that reflect quoted prices for identical assets in active markets (Level 1) or inputs other than quoted prices that are observable for the asset through corroboration with observable market data (Level 2). In order to establish the fair value for a Level 3 asset a “mark-to-model” has been developed using the income approach described in ASC 820-10-35-32 and is similar to the methodology used to value our trading securities described below.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under ASC 820-10. As prescribed by ASC 820-10 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect management’s assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated traunches of this asset class. The unobservable inputs consist of prepayments, house price appreciation and interest rates. Management has completed a sensitivity analysis at June 30, 2012, which showed any increase or decrease in these inputs would not have a significant impact on the fair value of these assets. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis. All of these assumptions require a significant degree of management judgment.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Trading Securities	Reverse Mortgages	Available- for-sale Securities	Total
(In Thousands)
Balance at December 31, 2010	$12,432	$(686)	$—	$11,746
Total net income (losses) for the period included in net income	—	(137)	265	128
Purchases, sales, issuances, and settlements, net	—	177	2,755	2,932
Mark-to-market adjustment	—	—	916	916

Balance at December 31, 2011	$12,432	$(646)	3,936	$15,722
Total net income (losses) for the period included in net income	33	(29)	—	4
Purchases, sales, issuances, and settlements, net	—	45	—	45
Mark-to-market adjustment	—	—	(436)	(436)

Balance at March 31, 2012	$12,465	$(630)	$3,500	$15,335
Total net income (losses) for the period included in net income	—	(47)	—	(47)
Purchases, sales, issuances, and settlements, net	—	45	—	45
Mark-to-market adjustment	—	—	845	845

Balance at June 30, 2012	$12,465	$(632)	$4,345	$16,178

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

Impaired loans. We evaluate and value impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which range from 10%—50%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by us. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net amount of $51.0 million and $75.3 million at June 30, 2012 and December 31, 2011, respectively. The valuation allowance on impaired loans was $2.0 million as of June 30, 2012 and $4.7 million as of December 31, 2011.

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

Investments and Mortgage-Backed Securities: Since quoted market prices are not available, fair value is estimated using quoted prices for similar securities, which we obtain from a third party vendor. We utilize one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by us to validate the vendor’s methodology. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading or our internally developed models, see Fair Value of Financial Assets, to the Consolidated Financial Statements.

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

Stock in the Federal Home Loan Bank of Pittsburgh: The fair value of FHLB stock is assumed to be essentially equal to its cost. We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value. As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on FHLB, the FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. On August 8, 2011, Standard & Poors (“S&P”) downgraded the FHLB from AAA to AA+, similar to their downgrade of the U.S. sovereign rating. The reduction in the FHLB credit rating was due to the belief, by S&P, that the FHLB system is certain to receive U.S. government support, if necessary, resulting from the important role the FHLB system plays as primary liquidity providers to U.S. mortgage and housing-market participants. Despite the downgrade, the FHLB continues to have a very high degree of government support and was in compliance with all regulatory capital requirements as of June 30, 2012. As a result, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of June 30, 2012.

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

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value	June 30, 2012		December 31, 2011
	Measurement	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	Level 1	$467,251	$467,251	$468,017	$468,017
Investment securities	See Footnote 7	819,718	819,718	871,794	871,794
Loans held for sale	Level 3	19,552	19,552	10,185	10,185
Loans, net	Level 3	2,657,513	2,675,264	2,702,589	2,721,804
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	33,364	33,364	35,756	35,756
Accrued interest receivable	Level 2	10,098	10,098	11,743	11,743
Financial liabilities:
Deposits	Level 2	3,164,369	3,072,415	3,135,304	3,087,464
Borrowed funds	Level 2	588,724	594,858	723,620	731,522
Standby letters of credit	Level 3	221	221	322	322
Accrued interest payable	Level 2	5,184	5,184	1,910	1,910

The estimated fair value of our off-balance sheet financial instruments is as follows:

	June 30, 2012	December 31, 2011
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$4,738	$4,445

8. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales. We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment defaults by borrowers. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses are rare, and no provision is made for the losses at the time of sale. During the three and six months ended June 30, 2012, we had no repurchases under these indemnifications.

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

At June 30, 2012 there were 96 variable-rate swap transactions between the third party financial institutions and our customers, compared to 79 at December 31, 2011. The initial notional amount aggregated approximately $394.3 million at June 30, 2012 compared with $318.1 million at December 31, 2011. At June 30, 2012 maturities ranged from approximately 1 month to 13 years. The aggregate market value of these swaps to the customers was a liability of $37.8 million at June 30, 2012 and $32.8 million at December 31, 2011.

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

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(In Thousands)
Service cost	$72	$52	$144	$104
Interest cost	43	42	87	84
Amortization of transition obligation	15	15	30	30
Net loss recognition	17	8	34	16

Net periodic benefit cost	$147	$117	$295	$234

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

On January 23, 2009, we entered into a purchase agreement with the U.S. Treasury pursuant to which we issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share. On March 28, 2012, the U.S. Department of the Treasury held a public auction where it sold all 52,625 shares, which represented the Treasury’s entire preferred stock holding in WSFS. Under the terms of the agreement, WSFS will continue to pay a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year. We have declared and paid $1.3 million preferred stock dividends during the six months ended June 30, 2012.

Total proceeds of $52.6 million were allocated, based on the relative fair value of the preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000 respectively, on January 23, 2009. The preferred stock discount is being accreted, on an effective yield method, to preferred stock over five years. We have accreted $69,000 during the six months ended June 30, 2012, relating to the discount on preferred stock.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and charged to results of operations in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. Goodwill totaled $28.1 million at both June 30, 2012 and December 31, 2011. The majority of this goodwill, or $23.0 million, is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008 and the acquisition of CB&T during 2010. The remaining $5.1 million is in the Trust and Wealth Management reporting unit and is mainly the result of the acquisition of CB&T.

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

When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference.

During 2011, ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), was issued. Under the Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period. The Update was effective for year ends beginning after December 15, 2011 but early adoption was permitted. The Company adopted the Update for the quarter ended December 31, 2011.

Based on the results of the annual impairment test it was determined that no goodwill impairment charges were required for the year ended December 31, 2011. Our next annual impairment test will be conducted during the quarter ending December 31, 2012. For the quarter ended June 30, 2012, we determined no triggering events had occurred and, therefore, did not conduct an interim impairment test of goodwill. Even though there was no goodwill impairment at June 30, 2012, declines in the value of our stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge.

FASB ASC 350, also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In Thousands)
June 30, 2012
Core deposits	$4,370	$(1,706)	$2,664
Other	4,860	(1,878)	2,982

Total other intangible assets	$9,230	$(3,584)	$5,646

December 31, 2011
Core deposits	$4,370	$(1,393)	$2,977
Other	4,865	(1,703)	3,162

Total other intangible assets	$9,235	$(3,096)	$6,139

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. During the six months ended June 30, 2012, we recognized amortization expense on other intangible assets of $488,000.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
Remaining in 2012	$599
2013	916
2014	758
2015	711
2016	465
Thereafter	2,197

Total	$5,646

12. LEGAL PROCEEDINGS

We previously reported two litigation matters: a class action filed in Delaware Superior Court captioned Joy v. Wilmington Savings Fund Society, FSB, and a patent infringement case filed in Delaware District Court captioned Pi-Net International, Inc. v. WSFS Financial Corporation. During the second quarter of 2012, both cases were settled and dismissed. The costs of the settlements were not material and were included in our second quarter results.

In addition and as previously reported in our filings pursuant to the Securities Exchange Act of 1934, as amended, in July 2011 we were sued in U.S. Bankruptcy Court by a bankruptcy trustee relating to a former WSFS Bank customer. There have been no material changes in this case during the second quarter of 2012.

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

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.2 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 52 offices located in Delaware (42), Pennsylvania (8), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

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

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages nearly $455 million in vault cash in nearly 13,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 430 ATMs for WSFS Bank, which has, by far, the largest branded ATM network in Delaware.

We offer trust and wealth management services through Christiana Trust, Cypress Capital Management, LLC (Cypress), WSFS Investment Group brokerage and our Private Banking group. The Christiana Trust division provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada and has over $13 billion in assets under administration. These services are provided to individuals and families as well as corporations and institutions. The Christiana Trust division of WSFS Bank provides these services to customers locally, nationally and internationally making use of the advantages of its branch facilities in Delaware and Nevada. Cypress is an investment advisory firm that manages nearly $600 million of portfolios for individuals, trusts, retirement plans and endowments. WSFS Investment Group, Inc. markets various third-party insurance products and securities through the Bank’s retail banking system.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which the Company operates; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates, changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules being issued in accordance with this statute and potential expenses associated therewith; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties, discussed in documents filed by WSFS Financial Corporation with the Securities and Exchange Commission from time to time. Forward looking statements are as of the date they are made, and the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. No valuation allowance is required as of June 30, 2012.

Fair Value Measurements

We adopted FASB ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 7, Fair Value Disclosures of Financial Assets to our Consolidated Financial Statements.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

During the second quarter of 2012 we completed our previously announced Assets Strategies. As a result, the Company significantly improved its asset quality, improved earnings and built capital levels. Bulk loan sales of $42.7 million in recorded balances decreased pre-tax income by $14.6 million, with $14.2 million recorded as increased provision for loan losses and $435,000 recorded through loan workout and OREO costs. Additionally, sales of $419.4 million in MBS provided $13.3 million in net gains on sales, nearly offsetting the impact of the bulk loan sales. Our securities portfolio now includes no RE-REMICs, non-agency MBS or downgraded securities, protecting us from potential future other-than-temporary-impairment and reducing our credit, prepayment and price risks in the portfolio.

Classified assets decreased $96.4 million, or 30%, from $317.5 million as of March 31, 2012 (or 69.6% of total Tier 1 capital plus the allowance for loan losses “ALLL”) to $221.1 million as of June 30, 2012 (or 48.7% of Tier 1 + ALLL). In addition to the bulk loan sales, other drivers behind the decrease in classified loans were: pay-downs and payoffs of $20.9 million, net positive loan risk-rating migration of $20.9 million, $11.5 million in charge-offs and $2.8 million in sales of OREO.

Our total assets decreased $96.6 million or 2% to $4.2 billion during the six months ended June 30, 2012. Included in this decrease was a $45.1 million, or 2% decrease in net loans, and a $52.1 million, or 6%, decrease in investment securities. These decreases were mainly due to the successful completion of the previously announced Asset Strategies aimed at improving asset quality during the second quarter of 2012. In addition, and partially offsetting these decreases, loans held-for-sale increased by $9.4 million during the six months ended June 30, 2012.

Total liabilities decreased $106.4 million during the six months ended June 30, 2012 to $3.8 billion. This decrease was primarily the result of decreased Federal Home Loan Bank advances of $145.8 million, or 27% as a result of repayments. In addition, other borrowed funds decreased by $39.1 million during the period, mainly due to the repayment of $30.0 million of unsecured Temporary Liquidity Guarantee Program (“TLGP”) debt. Partially offsetting these decreases was a $50.0 million increase in federal funds purchased and securities sold under agreements to repurchase and a $29.1 million increase in total deposits.

Capital Resources

Stockholders’ equity increased $9.8 million between December 31, 2011 and June 30, 2012. This increase was mainly due to net income of $12.4 million. Partially offsetting this increase was a decrease of $1.9 million in the value of our available-for-sale securities portfolio (mainly the result of sales activity during the period) combined with the payment of common and preferred dividends of $3.4 million during the six months ended June 30, 2012.

Book value per common share was $46.16 at June 30, 2012 an increase of $0.97 from $45.19 reported at December 31, 2011. Tangible common book value per common share (a non-GAAP measurement) was $36.26 at June 30, 2012, an increase of $1.06, or 3% from $35.20 reported at December 31, 2011.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of June 30, 2012:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
		% of		% of		% of
(dollars in thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Total Capital (to Risk-Weighted Assets)	$447,963	13.99%	$256,200	8.00%	$320,249	10.00%
Core Capital (to Adjusted Total Assets)	407,842	9.82	166,110	4.00	207,637	5.00
Tangible Capital (to Tangible Assets)	407,842	9.82	62,291	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	407,842	12.74	128,100	4.00	192,150	6.00

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

At June 30, 2012, the Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution. The Bank’s core capital ratio of 9.82%, Tier 1 capital ratio of 12.74% and total risk based capital ratio of 13.99%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $10.8 million in cash to support dividends, acquisitions, strategic growth plans.

Liquidity

We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.

As a financial institution, the Bank has ready access to several sources to fund growth and meet its liquidity needs. Among these are: net income, retail deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements, access to the Federal Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities and government sponsored enterprises (“GSE”) notes that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. Management believes these sources are sufficient to maintain required and prudent levels of liquidity.

During the six months ended June 30, 2012, cash and cash equivalents decreased $766,000 to $467.3 million. This decrease was primarily a result of the following: cash usages for a $145.6 million decrease in FHLB advances; $34.4 million increase in net loans and a $30.0 million repayment of unsecured bank debt. Offsetting these decreases in cash were: $50.0 million increase in cash provided through an increase in securities sold under agreements to repurchase; $47.3 million provided by funds related to operations: $26.4 million in cash provided through the sales of nonperforming and commercial loans; $21.5 million increase in demand, savings, and time deposits and $10.1 million increase from the sales of assets acquired through foreclosure.

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

	June 30,	December 31,
	2012	2011
	(In Thousands)
Nonaccruing loans:
Commercial	$4,020	$23,080
Owner-occupied commercial (1)	17,980	—
Consumer	2,199	1,018
Commercial mortgage	5,219	15,814
Residential mortgage	7,484	9,057
Construction	5,656	22,124

Total nonaccruing loans	42,558	71,093
Assets acquired through foreclosure	9,246	11,695
Troubled debt restructuring (accruing)	10,521	8,887

Total nonperforming assets	$62,325	$91,675

Past due loans (2):
Residential mortgage	547	887
Consumer	94	—
Commercial and commercial mortgage	189	78

Total past due loans	$830	$965

Ratios:
Allowance for loan losses to total loans (3)	1.71%	1.92%
Nonperforming assets to total assets	1.49%	2.14%
Nonaccruing loans to total loans (3)	1.57%	2.58%
Loan loss allowance to nonaccruing loans	109.10%	74.66%
Loan loss allowance to total nonperforming assets	74.49%	57.9%

(1)	Prior to 2012, owner-occupied loans were included in commercial loan balances.
(2)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(3)	Total loans exclude loans held for sale.

Nonperforming assets decreased $29.4 million between December 31, 2011 and June 30, 2012. As a result, non-performing assets as a percentage of total assets decreased from 2.14% at December 31, 2011 to 1.49% at June 30, 2012 and our ratio of allowance for loan losses to nonaccruing loans improved significantly from 75% at December 31, 2011 to 109% at June 30, 2012. This decrease in nonperforming assets was mainly due to the bulk loan sales, which resulted in the sale of $22.5 million of nonperforming loans. Additional collections of $28.3 million and charge-offs of $18.4 million during the first six months of 2012 also contributed to the decrease from December 31, 2011. Partially offsetting these decreases were $40.0 million of new nonperforming assets during the first six months of 2012.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the six	For the year
	months ended	ended
	June 30, 2012	December 31, 2011

	(In Thousands)
Beginning balance	$91,675	$92,898
Additions	40,024	89,842
Collections	(28,258)	(40,695)
Collections from loan dispositions	(14,305)	—
Transfers to accrual	(269)	(8,474)
Charge-offs / write-downs, net	(26,542)	(41,896)

Ending balance	$62,325	$91,675

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At June 30, 2012, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $138.6 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 102.8% at December 31, 2011, to 106.5% at June 30, 2012. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 3.31% at June 30, 2012 from 1.54% at December 31, 2011. The change in sensitivity since March 31, 2012 reflects the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the net portfolio value ratio. The economic value of equity ratio is defined as the economic value of the estimated cash flows from assets and liabilities as a percentage of economic value of cash flows from total assets. The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	8%	12.63%	6%	11.17%
+200	4%	12.55%	3%	11.30%
+100	-1%	12.39%	-2%	11.21%
—	0%	12.03%	0%	10.97%
-100	0%	11.07%	1%	10.19%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at June 30, 2012 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

Results of Operations

During the second quarter of 2012, we successfully completed our previously announced Asset Strategies. As a result, we completed bulk loan sales of $42.7 million in recorded balances which decreased pre-tax income by $14.6 million, with $14.2 million recorded as increased provision for loan losses and $435,000 recorded through loan workout and OREO costs. Additionally, sales of $419.4 million in MBS provided $13.3 million in net gains on sales, nearly offsetting the impact of the bulk loan sales. These activities significantly improved the credit quality of our loan and securities portfolio and decreased prepayment risk.

We recorded net income of $7.3 million for the quarter ended June 30, 2012, a 33% increase over $5.5 million for the quarter ended June 30, 2011. Income allocable to common stockholders’ (after preferred stock dividends) was $6.6 million, or $0.76 per diluted common share for the quarter ended June 30, 2012, compared to income allocable to common shareholders’ of $4.8 million, or $0.55 per diluted common share, for the quarter ended June 30, 2011 (a 38% increase in diluted EPS). Credit/debit card and ATM fees, deposit service charges, and fiduciary & investment management income all increased during second quarter of 2012 reflecting strong franchise growth. In addition, noninterest income for second quarter of 2011 included $1.2 million of unanticipated BOLI income. Noninterest expenses for the second quarter of 2012 totaled $33.0 million compared to $30.7 million in the second quarter of 2011. The $2.4 million increase was mainly due to the increase in salaries, benefits, and other compensation, along with increases in loan workout and OREO expenses due to Asset Strategies and other asset dispositions during the quarter.

Net income for the first six months of 2012 was $13.8 million as compared to $9.7 million for the first six months of 2011. Net income allocable to common stockholders was $12.4 million, or $1.41 per diluted common share, compared to net income allocable to common stockholder of $8.3 million, or $0.96 per diluted common share, for the six months ended June 30, 2011, or a 47% increase. Consistent with the quarterly results, earnings for the first six months of 2012 were impacted by Asset Strategies and continued franchise growth.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$731,719	$8,984	4.91%	$761,433	$9,018	4.74%
Residential real estate loans (6)	274,415	3,033	4.42	301,866	3,693	4.89
Commercial loans	1,475,799	17,266	4.68	1,310,764	16,282	5.00
Consumer loans	284,190	3,382	4.79	303,738	3,810	5.03
Loans held for sale (7)	20,038	122	2.44	—	—	—

Total loans	2,786,161	32,787	4.74	2,677,801	32,803	4.94
Mortgage-backed securities (4)	795,600	4,891	2.46	735,601	6,884	3.74
Investment securities (4) (5)	49,752	76	0.72	37,770	127	1.36
Other interest-earning assets	33,171	9	0.11	35,542	—	—

Total interest-earning assets	3,664,684	37,763	4.15	3,486,714	39,814	4.60

Allowance for loan losses	(46,862)			(56,351)
Cash and due from banks	133,533			63,067
Cash in non-owned ATMs	367,544			335,022
Bank-owned life insurance	63,624			64,906
Other noninterest-earning assets	123,572			117,756

Total assets	$4,306,095			$4,011,114

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$401,643	$44	0.04%	$323,954	$106	0.13%
Money market	736,161	407	0.22	676,128	731	0.43
Savings	393,096	104	0.11	372,372	523	0.56
Customer time deposits	736,989	2,538	1.39	768,919	3,524	1.84

Total interest-bearing customer deposits	2,267,889	3,093	0.55	2,141,373	4,884	0.91
Brokered certificates of deposit	295,347	307	0.42	163,197	150	0.37

Total interest-bearing deposits	2,563,236	3,400	0.53	2,304,570	5,034	0.88
FHLB of Pittsburgh advances	479,375	1,645	1.36	549,529	2,655	1.91
Trust preferred borrowings	67,011	370	2.18	67,011	339	2.00
Other borrowed funds	143,151	270	0.76	158,378	599	1.51

Total interest-bearing liabilities	3,252,773	5,685	0.70	3,079,488	8,627	1.12

Noninterest-bearing demand deposits	613,778			534,141
Other noninterest-bearing liabilities	34,437			21,262
Stockholders’ equity	405,107			376,223

Total liabilities and stockholders’ equity	$4,306,095			$4,011,114

Excess of interest-earning assets over interest-bearing liabilities	$411,911			$407,226

Net interest and dividend income		$32,078			$31,187

Interest rate spread			3.45%			3.48%

Net interest margin			3.53%			3.61%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Includes loans held for sale arising in the normal course of business.
(7)	Includes loans held for sale in conjunction with asset disposition strategies.

	Six Months Ended June 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$735,439	$17,915	4.87%	$758,361	$17,879	4.72%
Residential real estate loans (6)	276,948	6,232	4.50	308,236	7,555	4.90
Commercial loans	1,471,923	35,041	4.78	1,282,257	31,662	4.99
Consumer loans	286,710	6,872	4.82	305,794	7,663	5.05
Loans held for sale (7)	10,019	122	2.44	—	—	—

Total loans	2,781,039	66,182	4.79	2,654,648	64,759	4.92
Mortgage-backed securities (4)	810,844	10,609	2.62	723,792	13,910	3.84
Investment securities (4) (5)	48,514	177	0.84	42,761	297	1.39
Other interest-earning assets	34,229	18	0.11	36,562	—	—

Total interest-earning assets	3,674,626	76,986	4.22	3,457,763	78,966	4.60

Allowance for loan losses	(50,319)			(59,102)
Cash and due from banks	101,579			61,263
Cash in non-owned ATMs	363,890			323,907
Bank-owned life insurance	63,541			64,606
Other noninterest-earning assets	125,705			120,938

Total assets	$4,279,022			$3,969,375

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$390,479	$104	0.05%	$312,820	$226	0.15%
Money market	752,414	927	0.25	702,454	1,573	0.45
Savings	388,195	278	0.14	335,611	829	0.50
Customer time deposits	750,395	5,521	1.48	775,401	7,253	1.89

Total interest-bearing customer deposits	2,281,483	6,830	0.60	2,126,286	9,881	0.94
Brokered certificates of deposit	283,081	585	0.42	180,618	376	0.42

Total interest-bearing deposits	2,564,564	7,415	0.58	2,306,904	10,257	0.90
FHLB of Pittsburgh advances	504,947	3,582	1.40	532,658	5,382	2.01
Trust preferred borrowings	67,011	745	2.20	67,011	675	2.00
Other borrowed funds	139,815	636	0.91	167,004	1,211	1.45

Total interest-bearing liabilities	3,276,337	12,378	0.76	3,073,577	17,525	1.14

Noninterest-bearing demand deposits	566,911			501,264
Other noninterest-bearing liabilities	34,003			21,088
Stockholders’ equity	401,771			373,446

Total liabilities and stockholders’ equity	$4,279,022			$3,969,375

Excess of interest-earning assets over interest-bearing liabilities	$398,289			$384,186

Net interest income		$64,608			$61,441

Interest rate spread			3.46%			3.46%

Net interest margin			3.54%			3.58%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Includes loans held for sale arising from the normal course of business.
(7)	Includes loans held for sale in conjunction with asset disposition strategies.

Net interest income for the second quarter of 2012 improved by $891,000, or 3%, when compared to the second quarter of 2011. The increase in net interest income reflects effective management of funding costs, including wholesale funding rates.

The net interest margin for the second quarter of 2012 was 3.53% an eight basis point decrease compared to 3.61% for the second quarter of 2011. The decrease in net interest margin reflects the impact of our Assets Strategies as MBS sales were reinvested at current low rates. In addition, the historically low interest rate environment continues to impact our loan and security portfolio yields and is partially offset by ongoing funding rate management.

Net interest income for the six months ended June 30, 2012 was $64.6 million compared to $61.4 million for the same period in 2011. The net interest margin for the six months ended June 30, 2012 was 3.54%, down four basis points from the same period in 2011. Similar to the quarterly discussion above, our MBS portfolio yields decreased over the prior year as a result of Asset Strategies. While net interest income improved over prior year due to ongoing funding rate management and loan portfolio growth, our asset yields continue to be impacted by the historically low rate environment.

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

Qualitative and environmental adjustment factors are taken into consideration when determining above reserve estimates. These adjustment factors are based upon our evaluation of various current conditions, including those listed below.

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

During the first quarter of 2012, we made certain improvements to the method in which we determine the allowance for loan loss. These improvements include:

•	Used a three year loss migration analysis to determine the probability of default

•	Segregated the commercial loan segment to more specifically analyze the risks associated with business, owner-occupied CRE, investor CRE and Construction loan portfolios

•	Improved the data used to determine qualitative adjustment factors

•	Established a portion of the allowance for loan losses related to model and complexity risk

•	Revised our loan risk rating system based on recommendations from industry experts.

The above changes to the calculation of the allowance for loan losses did not have a material impact on the allowance for loan loss at June 30, 2012 or the amount of provision for loan losses recorded during the period.

The provision for loan losses was $16.4 million in the quarter ending June 30, 2012 compared to $8.6 million in the same quarter of 2011. Total credit costs (including the provision for loan losses, loan workout expense, OREO expense and other credit reserves) increased to $18.3 million from $10.2 in the second quarter of 2011. These increased costs are a result of the Asset Strategies and other significant problem asset dispositions. These dispositions resulted in $14.6 million of additional credit costs during the second quarter of 2012 ($14.2 million in provisions for loan losses).

The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	For the Six Months Ended June 30,
	2012	2011
	(Dollars in Thousands)
Beginning balance	$53,080	$60,339
Provision for loan losses,	24,628	14,490

Charge-offs:
Residential real estate	2,639	1,306
Commercial real estate	4,891	1,307
Construction	10,004	7,072
Commercial	10,035	6,210
Owner-occupied commercial(1)	2,688	—
Overdrafts	497	364
Consumer	2,424	3,860

Total charge-offs	33,178	20,119

Recoveries:
Residential real estate	58	91
Commercial real estate	364	287
Construction	328	506
Commercial	850	338
Owner-occupied commercial(1)	6	—
Overdrafts	197	188
Consumer	96	128

Total recoveries	1,899	1,538

Net charge-offs	31,279	18,581

Ending balance	$46,429	$56,248

Net charge-offs to average gross loans outstanding, net of unearned income (2)	2.25%	1.40%

(1)	Prior to 2012, owner-occupied loans were included in commercial loan balances.
(2)	Ratios for the six months ended June 30, 2012 and 2011 annualized.

Noninterest Income

Noninterest income increased $13.0 million to $29.0 million for the quarter ended June 30, 2012 from $16.0 million in the second quarter of 2011. Excluding the effect of net securities gains in both periods and the $1.2 million of unanticipated BOLI income during the second quarter of 2011, noninterest income increased by $1.4 million, or 10%. Credit/ debit card and ATM fees increased by $585,000, or 11% reflecting growth in Cash Connect (our ATM division), fiduciary and investment management income increased $359,000, or 12% reflecting growth in the trust and wealth management segment, and deposit service charges increased by $273,000, or 7% from the same period in 2011 due to continued franchise growth.

For the six months ended June 30, 2012 noninterest income increased $16.1 million to $45.8 million compared to the same period in 2011. Excluding the effect of net securities gains in both periods and the unanticipated BOLI income during the second quarter of 2011, noninterest income increased by $2.9 million, or 11%. Similar to the quarterly comparison the increase in fee income was largely due to continued franchise growth. The increase includes $1.3 million, or 13% in credit/ debit card and ATM fees, a $723,000 increase in deposit service charges and a $563,000, or 10%, increase in fiduciary and investment management income.

Noninterest Expense

Noninterest expenses increased $2.4 million, or 8% to $33.0 million in the second quarter of 2012 compared to the same period in 2011. Included in the second quarter of 2012 was $1.3 million in loan workout and OREO expenses from Asset Strategies and other asset dispositions undertaken during the quarter. In addition, increases in salaries, benefits and other compensation, occupancy, equipment and data processing and operations expenses reflect the two new branch openings and the relocation of the Company’s operations center. Also impacting noninterest expenses in 2012 were added compensation costs related to the Company’s improved performance in 2012 and changes in timing of awards.

For the six months ended June 30, 2012, noninterest expense increased $2.0 million, or 3% to $64.0 million compared to the same period in 2011. Similar to the quarterly comparison the main reasons for this increase were higher loan workout and OREO expenses from Asset Strategies and other asset dispositions. Also contributing to the increase were expenses associated with strategic investments, including the opening and renovation of seven branches and the relocation of the Company’s operations center in the second half of 2011 and completed in early 2012. In addition, similar to the quarter the increase includes added compensation costs related to the Company’s improved performance in 2012.

Income Taxes

We and our subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $4.3 million and $8.0 million during the three months and six months ended June 30, 2012, respectively, compared to an income tax expense of $2.5 million and $4.9 million for the same periods in 2011. The second quarter of 2011 included the recognition of tax benefits related to $1.2 million of tax-free income from life insurance proceeds received from our BOLI investment. No such tax benefits were recorded in 2012. Our effective tax rate was 37.2% and 36.6% for the three and six months ended June 30, 2012, respectively, compared to 30.8% and 33.3% during the same periods in 2011. Excluding the tax-free BOLI proceeds, our effective tax rates were 35.9% and 36.0% for the three and six months ended June 30, 2011.

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

In December 2011, the FASB issued an update (“ASU” No. 2011-12, Presentation of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05) which under ASU 2011-05 defers the effective date pertaining to reclassification adjustments out of other accumulated other comprehensive income (AOCI). Concerns were raised that reclassifications of items out of AOCI would be costly for preparers and may add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 are not affected by this Update. This amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In July 2012, the FASB issued an update (“ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment) which permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We are evaluating the impact of ASU 2012-02; however, we do not expect the adoption of this guidance to have a material impact on our financial statements.

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

•

In June 2011, the Federal Reserve adopted the “Durbin Amendment” in which debit interchange fees would be capped at 21 cents plus 5 basis points of the transaction, with the possibility of an additional cent if the issuer implements certain fraud-prevention standards. This rule directly affects banks with $10 billion or more in assets.

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

In June 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved three proposals that would amend the existing capital adequacy requirements of banks and bank holding companies. The three proposals would, among other things, implement the Basel III capital standards, as well as the Basel II standardized approach for almost all banking organizations in the United States including us. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and places greater emphasis on common equity. The Basel II standardized proposal would modify the risk weights for various asset classes. We are still in the process of assessing the impacts of these complex proposals.

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

The following table represents information with respect to repurchases of common stock made by us during the three months ended June 30, 2012. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock or exercise of stock options.

2012	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	—
May	27	39.56	—	—
June	—	—	—	—

Total (1)	27	$39.56	—	—

(1)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock or exercise of stock options. There were no treasury shares repurchased during the quarter ended June 30, 2012.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 101.INS – XBRL Instance Document*

(e)	Exhibit 101.SCH – XBRL Schema Document*

(f)	Exhibit 101.CAL – XBRL Calculation Linkbase Document*

(g)	Exhibit 101.LAB – XBRL Labels Linkbase Document*

(h)	Exhibit 101.PRE – XBRL Presentation Linkbase Document*

(i)	Exhibit 101.DEF – XBRL Definition Linkbase Document*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date: August 9, 2012	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date: August 9, 2012	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and Chief Financial Officer