Form 10-Q
period 2012-09-30
WSFS FINANCIAL CORP
filed 2012-11-09
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-16668

WSFS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

WSFS Bank Center, 500 Delaware Avenue, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2012:

Common Stock, par value $.01 per share	8,735,520
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011	1

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	2

	Consolidated Statements of Condition as of September 30, 2012 and December 31, 2011	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	4

	Notes to the Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2012 and 2011	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II. Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signatures		49
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance Document
Exhibit 101.SCH	Schema Document
Exhibit 101.CAL	Calculation Linkbase Document
Exhibit 101.LAB	Labels Linkbase Document
Exhibit 101.PRE	Presentation Linkbase Document
Exhibit 101.DEF	Definition Linkbase Document

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$32,003	$32,940	$98,185	$97,699
Interest on mortgage-backed securities	4,344	7,052	14,953	20,962
Interest and dividends on investment securities	158	99	335	396
Other interest income	9	—	27	—

	36,514	40,091	113,500	119,057

Interest expense:
Interest on deposits	3,237	4,619	10,652	14,876
Interest on Federal Home Loan Bank advances	1,403	2,484	4,985	7,866
Interest on trust preferred borrowings	369	340	1,114	1,015
Interest on senior debt	353	—	353	—
Interest on other borrowings	259	468	895	1,679

	5,621	7,911	17,999	25,436

Net interest income	30,893	32,180	95,501	93,621
Provision for loan losses	3,751	6,558	28,379	21,048

Net interest income after provision for loan losses	27,142	25,622	67,122	72,573

Noninterest income:
Credit/debit card and ATM income	5,738	5,523	17,031	15,549
Deposit service charges	4,360	4,385	12,673	11,975
Fiduciary & investment management income	3,258	2,987	9,716	8,891
Securities gains, net	2,451	1,935	17,797	2,953
Bank owned life insurance income	1,126	197	1,447	1,795
Mortgage banking activities, net	914	257	1,882	1,035
Loan fee income	706	610	1,803	1,871
Other income	1,195	1,030	3,149	2,523

	19,748	16,924	65,498	46,592

Noninterest expenses:
Salaries, benefits and other compensation	16,942	15,337	49,840	44,566
Occupancy expense	3,235	3,171	9,697	8,944
Loan workout and OREO expenses	2,115	1,864	4,902	5,989
Equipment expense	1,701	1,666	5,403	5,195
Data processing and operations expenses	1,402	1,325	4,190	4,026
FDIC expenses	1,384	1,436	4,262	4,478
Professional Fees	671	1,267	2,917	3,974
Marketing Expense	379	1,597	1,976	3,446
Acquisition integration costs	—	—	—	780
Other operating expense	4,324	4,749	12,972	13,053

	32,153	32,412	96,159	94,451

Income before taxes	14,737	10,134	36,461	24,714
Income tax provision	4,758	3,348	12,708	8,199

Net income	9,979	6,786	23,753	16,515
Dividends on preferred stock and accretion of discount	693	692	2,077	2,077

Net income allocable to common stockholders	$9,286	$6,094	$21,676	$14,438

Earnings per share:
Basic	$1.07	$0.71	$2.49	$1.68
Diluted	$1.06	$0.70	$2.47	$1.66

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)

Net Income	$9,979	$6,786	$23,753	$16,515
Other comprehensive income:
Unrealized gains on securities available for sale	15,341	10,592	27,605	12,370
Tax expense	(5,783)	(4,054)	(10,440)	(4,734)

Net of tax amount	9,558	6,538	17,165	7,636
Reclassification adjustment for gains included in net income	(2,451)	(1,935)	(17,797)	(2,953)
Tax expense	931	735	6,763	1,122

Net of tax amount	(1,520)	(1,200)	(11,034)	(1,831)
Total other comprehensive income	8,038	5,338	6,131	5,805

Total comprehensive income	$18,017	$12,124	$29,884	$22,320

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	Sept. 30, 2012	Dec 31, 2011
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$73,236	$70,889
Cash in non-owned ATMs	373,577	397,119
Interest-bearing deposits in other banks	287	9

Total cash and cash equivalents	447,100	468,017
Investment securities, available-for-sale	910,055	859,362
Investment securities, trading	12,590	12,432
Loans held-for-sale	20,905	10,185
Loans, net of allowance for loan losses of $45,598 at September 30, 2012 and $53,080 at December 31, 2011	2,656,161	2,702,589
Bank owned life insurance	62,818	63,392
Stock in Federal Home Loan Bank of Pittsburgh, at cost	30,172	35,756
Assets acquired through foreclosure	6,996	11,695
Premises and equipment	37,107	35,964
Goodwill	28,146	28,146
Intangible assets	5,417	6,139
Accrued Interest receivable	10,292	11,743
Other assets	33,573	43,588

Total assets	$4,261,332	$4,289,008

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$596,235	$525,444
Interest-bearing demand	413,042	389,495
Money market	799,786	805,570
Savings	388,878	368,390
Time	353,749	412,027
Jumbo certificates of deposit – customer	345,855	346,568

Total customer deposits	2,897,545	2,847,494
Brokered deposits	262,259	287,810

Total deposits	3,159,804	3,135,304

Federal funds purchased and securities sold under agreements to repurchase	100,000	50,000
Federal Home Loan Bank advances	392,870	538,682
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	—
Other borrowed funds	29,942	67,927
Accrued interest payable	6,335	1,910
Other liabilities	32,575	36,041

Total liabilities	3,843,537	3,896,875

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at September 30, 2012 and December 31, 2011	$1	$1
Common stock $.01 par value, 20,000,000 shares authorized; issued 18,314,319 at September 30, 2012 and 18,258,714 at December 31, 2011	183	182
Capital in excess of par value	221,146	220,163
Accumulated other comprehensive income	17,333	11,202
Retained earnings	427,412	408,865
Treasury stock at cost, 9,580,569 shares at September 30, 2012 and December 31, 2011	(248,280)	(248,280)

Total stockholders’ equity	417,795	392,133

Total liabilities and stockholders’ equity	$4,261,332	$4,289,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$23,753	$16,515
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,379	21,048
Depreciation, accretion and amortization	11,926	7,991
Decrease in accrued interest receivable	1,451	439
Decrease (increase) in other assets	8,726	(5,047)
Origination of loans held-for-sale	(137,298)	(69,659)
Proceeds from sales of loans held-for-sale	142,535	77,844
Gain on mortgage banking activities, net	(1,882)	(1,035)
Security gains, net	(17,797)	(2,953)
Stock-based compensation expense	1,600	1,216
Excess tax benefits from share-based payment arrangements	(99)	(587)
Increase in accrued interest payable	4,425	5,216
(Decrease) increase in other liabilities	(3,432)	11,884
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	2,891	2,447
Increase in value of bank-owned life insurance	(1,447)	(1,795)
(Increase) decrease in capitalized interest, net	(478)	1

Net cash provided by operating activities	$63,253	$63,525

Investing activities:
Maturities of investment securities	5,039	11,727
Sale of investment securities available for sale	616,254	216,261
Purchase of investment securities available-for-sale	(751,363)	(415,277)
Repayments of investment securities available-for-sale	101,729	130,184
Disbursements for reverse mortgages	(94)	(396)
Proceeds from loan disposition	31,307	—
Net increase in loans	(38,190)	(118,138)
Payment of bank-owned life insurance	2,021	2,885
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh	5,585	(102)
Sales of assets acquired through foreclosure, net	11,789	9,088
Investment in premises and equipment, net	(5,747)	(8,090)

Net cash (used for) investing activities	$(21,670)	$(171,858)

Financing activities:
Net increase in demand and saving deposits	101,059	162,096
Net decrease in time deposits	(58,991)	(14,975)
Net decrease in brokered deposits	(25,717)	(28,245)
Receipts from FHLB advances	27,299,083	9,846,709
Repayments of FHLB advances	(27,444,895)	(9,766,892)
Receipts from federal funds purchased and securities sold under agreement to repurchase	14,135,000	3,103,525
Repayments of federal funds purchased and securities sold under agreement to repurchase	(14,085,000)	(3,103,525)
Repayment of unsecured debt	(30,000)	—
Issuance of senior debt	52,691	—
Dividends paid	(5,115)	(5,067)
Issuance of common stock and exercise of common stock options	1,086	914
Repurchase of common stock warrants	(1,800)	—
Excess tax benefits from share-based payment arrangements	99	587

Net cash (used for) provided by financing activities	$(62,500)	$195,127

(Decrease) increase in cash and cash equivalents	(20,917)	86,794

Cash and cash equivalents at beginning of period	468,017	376,759

Cash and cash equivalents at end of period	$447,100	$463,553

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$13,574	$20,220
Cash paid for income taxes, net	8,379	336
Loans transferred to assets acquired through foreclosure	9,290	14,391
Other comprehensive income	6,131	5,805

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Trust and Wealth Management division. Lending activities are funded primarily with customer deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 51 offices located in Delaware (42), Pennsylvania (7), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com.

Amounts subject to significant estimates are items such as the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments and other-than-temporary impairments (“OTTI”). Among other effects, changes to such estimates could result in future reserves for impairments of investment securities, goodwill and intangible assets and increases of allowances for loan losses and lending related commitments as well as increased post-retirement benefits expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Whenever necessary, reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common stockholders	$9,286	$6,094	$21,676	$14,438

Denominator:
Denominator for basic earnings per share - weighted average shares	8,712	8,605	8,702	8,594
Effect of dilutive employee stock options and warrants	83	96	77	124

Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise	8,795	8,701	8,779	8,718

Earnings per share:
Basic:
Net income allocable to common shareholders	$1.07	$0.71	$2.49	$1.68

Diluted:
Net income allocable to common shareholders	$1.06	$0.70	$2.47	$1.66

Outstanding common stock equivalents having no dilutive effect	338	537	361	538

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities held-to-maturity and securities available-for-sale (which include reverse mortgages):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
September 30, 2012:
Reverse mortgages	$(552)	$—	$—	$(552)
U.S. Government and government sponsored enterprises (“GSE”)	50,747	308	(3)	51,052
State and political subdivisions	3,120	29	(1)	3,148
Collateralized Mortgage Obligation (“CMO”) (1)	247,991	7,462	(131)	255,322
Federal National Mortgage Association (“FNMA”) Mortgage-Backed Securities (“MBS”)	446,296	15,193	(54)	461,435
Federal Home Loan Mortgage Corporation (“FHLMC”) MBS	70,110	2,246	—	72,356
Government National Mortgage Association (“GNMA”) MBS	63,757	3,537	—	67,294

	$881,469	$28,775	$(189)	$910,055

December 31, 2011:
Reverse mortgages	$(646)	$—	$—	$(646)
GSE	38,776	262	(13)	39,025
State and political subdivisions	4,159	39	(8)	4,190
CMO (1)	323,980	6,933	(2,527)	328,386
FNMA	320,019	9,379	(44)	329,354
FHLMC	93,305	1,781	—	95,086
GNMA	60,991	3,033	(57)	63,967

	$840,584	$21,427	$(2,649)	$859,362

Trading securities
September 30, 2012:
CMO	$12,590	$—	$—	$12,590

December 31, 2011:
CMO	$12,432	$—	$—	$12,432

(1)	Includes agency CMO and SASCO 2002 RM-1 Class O securities classified as available-for-sale

The scheduled maturities of investment securities available-for-sale at September 30, 2012 and December 31, 2011 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
September 30, 2012
Within one year (1)	$8,889	$8,941
After one year but within five years	42,447	42,729
After five years but within ten years	273,536	282,968
After ten years	556,597	575,417

	$881,469	$910,055

December 31, 2011
Within one year (1)	$7,916	$7,966
After one year but within five years	32,225	32,465
After five years but within ten years	129,597	135,649
After ten years	670,846	683,282

	$840,584	$859,362

(1)	Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

The portfolio of available-for-sale mortgage-backed securities (“MBS”) includes 164 securities with an amortized cost of $828.2 million comprised of all GSE securities. All securities were AAA-rated at the time of purchase. All securities were re-evaluated for OTTI at September 30, 2012. The result of this evaluation showed no OTTI for the third quarter of 2012.

At September 30, 2012, investment securities with market values aggregating $431.2 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at September 30, 2012.

During the first nine months of 2012, we sold $616.3 million of investment securities categorized as available-for-sale for net gains of $17.7 million. In the first nine months of 2011, proceeds from the sale of investment securities available-for-sale were $216.1 million and resulted in net gains of $3.0 million. A portion of these sales during 2012 were the result of the completion of the Asset Strategies undertaken during the second quarter and were mainly due to maintaining the capital and earnings neutrality of these efforts. These and additional sales were completed as part of our ongoing portfolio management aimed at minimizing credit risk and decreasing prepayment/premium risk due to faster prepayments caused by declining mortgage interest rates in this historically-low rate environment. Lastly, the sales during the third quarter of 2012 were also aimed at limiting extension risk, which decreased the weighted average duration of the MBS portfolio to 4.2 years at September 30, 2012, from 4.5 years at June 30, 2012. The cost basis of all investment securities sales are based on the specific identification method.

As of September 30, 2012, our investment securities portfolio had remaining unamortized premiums of $22.6 million. In addition, at September 30, 2012 we had $216,000 of unaccreted discounts related to our investment securities portfolio.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At September 30, 2012, we owned investment securities totaling $17.1 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $189,000 at September 30, 2012. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale securities:
U.S Government and agencies	$2,008	$3	$—	$—	$2,008	$3
State and political subdivisions	—	—	125	1	125	1
CMO	10,694	131	—	—	10,694	131
FNMA	4,288	54	—	—	4,288	54
FHLMC	—	—	—	—	—	—
GNMA	—	—	—	—	—	—

Total temporarily impaired investments	$16,990	$188	$125	$1	$17,115	$189

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2011.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale securities:
U.S Government and agencies	$5,047	$13	$—	$—	$5,047	$13
State and political subdivisions	—	—	440	8	440	8
CMO	78,955	2,194	9,933	333	88,888	2,527
FNMA	6,959	44	—	—	6,959	44
FHLMC	—	—	—	—	—	—
GNMA	5,420	57	—	—	5,420	57

Total temporarily impaired investments	$96,381	$2,308	$10,373	$341	$106,754	$2,649

We own $12.5 million par value of SASCO RM-1 2002 class B securities which are classified as trading, of which, $1.5 million is interest paid in kind. We expect to recover all principal and interest due to seasoning and excess collateral. Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) when these securities were acquired they were classified as trading because it was our intent to sell them in the near term. We use the guidance under ASC 320 to provide a reasonable estimate of fair value. We estimated the value of these securities based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach as of September 30, 2012.

During 2011, we purchased 100% of SASCO 2002-RM1 Class O certificates for $2.5 million. As of September 30, 2012, the market value of the SASCO 2002-RM1 O securities was determined in accordance with FASB ASC 820-10, Fair Value Measurement (“ASC 820”), to be $6.1 million. These securities have been included in our CMO portfolio since their purchase.

4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

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

Specific reserves are established for certain impaired loans in cases where we have identified significant conditions or circumstances related to a specific credit that indicates a loss is probable to occur.

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

Qualitative and environmental adjustment factors are taken into consideration when determining the above reserve estimates. These adjustment factors are based upon our evaluation of various current conditions, including those listed below.

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

During the first quarter of 2012, we made certain improvements to the method in which we determine the allowance for loan loss. These improvements include:

•	Used a three year loss migration analysis to determine the probability of default

•	Segregated the commercial loan segment to more specifically analyze the risks associated with business, owner-occupied CRE, investor CRE and Construction loan portfolios

•	Improved the data used to determine qualitative adjustment factors

•	Established a portion of the allowance for loan losses related to model and complexity risk

•	Revised our loan risk rating system based on recommendations from industry experts

The following table provides the activity of the allowance for loan losses and loan balances for the three and nine months ended September 30, 2012:

	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
	(In Thousands)
Three months ended September 30, 2012
Allowance for loan losses
Beginning balance	$9,891	$4,091	$9,618	$5,307	$6,265	$10,341	$916	$46,429
Charge-offs	(1,281)	(926)	(709)	(676)	(705)	(2,573)	—	(6,870)
Recoveries	455	184	18	1,314	113	204	—	2,288
Provision	(127)	(4)	(2,281)	(810)	2,690	4,300	(17)	3,751

Ending balance	$8,938	$3,345	$6,646	$5,135	$8,363	$12,272	$899	$45,598

Nine months ended September 30, 2012
Allowance for loan losses
Beginning balance	$15,067	$9,235	$7,556	$4,074	$6,544	$10,604	$—	$53,080
Charge-offs	(11,316)	(3,614)	(5,600)	(10,680)	(3,344)	(5,494)	—	(40,048)
Recoveries	1,305	190	382	1,642	171	497	—	4,187
Provision	3,882	(2,466)	4,308	10,099	4,992	6,665	899	28,379

Ending balance	$8,938	$3,345	$6,646	$5,135	$8,363	$12,272	$899	$45,598

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,244	$222	$90	$94	$1,199	$24	$—	$2,873
Loans collectively evaluated for impairment	7,694	3,123	6,556	5,041	7,164	12,248	899	42,725

Ending balance	$8,938	$3,345	$6,646	$5,135	$8,363	$12,272	$899	$45,598

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$3,579	$13,324	$5,875	$2,620	$18,072	$6,694	$—	$50,164 (2)
Loans collectively evaluated for impairment	694,626	737,670	598,681	111,557	232,270	276,791	—	2,651,595

Ending balance	$698,205	$750,994	$604,556	$114,177	$250,342	$283,485	$—	$2,701,759

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at September 30, 2012, represents accruing troubled debt restructured loans.

The following table provides the activity of the allowance for loan losses and loan balances for the three and nine months ended September 30, 2011:

	Commercial	Commercial Mortgages	Construction	Residential	Consumer	Total
	(In Thousands)
Three months ended September 30, 2011
Allowance for loan losses
Beginning balance	$25,236	$12,330	$5,831	$3,707	$9,144	$56,248
Charge-offs	(1,431)	(5,302)	(1,107)	(877)	(1,248)	(9,965)
Recoveries	71	94	51	25	106	347
Provision	1,645	302	926	427	3,258	6,558

Ending balance	$25,521	$7,424	$5,701	$3,282	$11,260	$53,188

Nine months ended September 30, 2011
Allowance for loan losses
Beginning balance	$26,480	$10,564	$10,019	$4,028	$9,248	$60,339
Charge-offs	(7,641)	(6,609)	(8,179)	(2,183)	(5,472)	(30,084)
Recoveries	409	381	557	116	422	1,885
Provision	6,273	3,088	3,304	1,321	7,062	21,048

Ending balance	$25,521	$7,424	$5,701	$3,282	$11,260	$53,188

Period-end allowance allocated to:
Specific reserves(1)	$1,810	$1,604	$3,005	$808	$120	$7,347
General reserves(2)	23,711	5,820	2,696	2,474	11,140	45,841

Ending balance	$25,521	$7,424	$5,701	$3,282	$11,260	$53,188

Period-end loan balances evaluated for:
Specific reserves(1)	$21,270	$20,306	$21,701	$17,666	$3,176	$84,119 (3)
General reserves(2)	1,376,272	583,564	89,803	267,668	293,991	2,611,298

Ending balance	$1,397,542	$603,870	$111,504	$285,334	$297,167	$2,695,417

(1)	Specific reserves represent loans individually evaluated for impairment.
(2)	General reserves represent loans collectively evaluated for impairment.
(3)	The difference between this amount and nonaccruing loans at September 30, 2011, represents accruing troubled debt restructured loans.

Non-Accrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

September 30, 2012 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans

Commercial	$332	$—	$1,869	$2,201	$692,425	$3,579	$698,205
Owner occupied commercial (1)	—	—	—	—	737,670	13,324	750,994
Commercial mortgages	—	80	—	80	598,601	5,875	604,556
Construction	—	—	—	—	111,557	2,620	114,177
Residential	5,272	1,218	—	6,490	234,498	9,354	250,342
Consumer	1,788	147	—	1,935	276,362	5,188	283,485

Total	$7,392	$1,445	$1,869	$10,706	$2,651,113	$39,940	$2,701,759

% of Total Loans	0.28%	0.05%	0.07%	0.40%	98.12%	1.48%	100%

December 31, 2011 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$1,087	$63	$78	$1,228	$1,435,876	$23,080	$1,460,184
Commercial mortgages	479	243	—	722	605,764	15,814	622,300
Construction	3,727	—	—	3,727	80,074	22,124	105,925
Residential	5,501	1,238	887	7,626	258,820	9,057	275,503
Consumer	2,783	709	—	3,492	287,247	1,018	291,757

Total	$13,577	$2,253	$965	$16,795	$2,667,781	$71,093	$2,755,669

% of Total Loans	0.49%	0.08%	0.04%	0.61%	96.81%	2.58%	100%

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loan balances.

Impaired Loans

The following tables provide an analysis of our impaired loans at September 30, 2012 and December 31, 2011:

September 30, 2012 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances

Commercial	$3,579	$1,735	$1,844	$1,244	$10,714	$8,530
Owner-Occupied Commercial (2)	13,324	12,088	1,236	222	16,293	13,918
Commercial mortgages	5,875	5,243	632	90	9,316	15,394
Construction	2,620	2,121	499	94	19,245	25,446
Residential	18,072	15,126	2,946	1,199	19,919	18,502
Consumer	6,694	5,988	706	24	8,242	4,113

Total	$50,164	$42,301	$7,863	$2,873	$83,729	$85,903

December 31, 2011 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$23,193	$19,353	$3,840	$2,630	$26,815	$22,396
Commercial mortgages	15,814	13,602	2,212	295	21,278	16,237
Construction	22,124	14,166	7,958	723	34,862	27,323
Residential	16,227	9,649	6,578	964	19,312	17,480
Consumer	2,621	1,336	1,285	101	2,788	3,916

Total	$79,979	$58,106	$21,873	$4,713	$105,055	$87,352

(1)	Reflects loan balances at their remaining book balance.
(2)	Prior to 2012, owner-occupied commercial loans were included in commercial loan balances.

Interest income of $150,000 and $478,000 was recognized on impaired loans during the three and nine months ended September 30, 2012, respectively.

Credit Quality Indicators

Below is a description of each of our risk ratings for all commercial loans:

Pass. These borrowers presently show no current or potential problems and their loans are considered fully collectible.

Special Mention. Borrowers have potential weaknesses that deserve management’s close attention. Borrowers in this category may be experiencing adverse operating trends, e.g.: declining revenues or margins, high leverage, tight liquidity, or increasing inventory without increasing sales. These adverse trends can have a potential negative effect on the borrower’s repayment capacity. These assets are not adversely classified and do not expose the Bank to significant risk that would warrant a more severe rating. Borrowers in this category may also be experiencing significant management problems, pending litigation, or other structural credit weaknesses.

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

The following tables provide an analysis of problem loans as of September 30, 2012 and December 31, 2011:

Commercial credit exposure credit risk profile by internally assigned risk rating (in thousands):

	Commercial		Owner-Occupied Commercial (1)		Commercial Mortgages		Construction		Total Commercial
	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	September 30, 2012		December 31, 2011
									Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$14,758	$85,848	$29,413	—	$30,722	$50,044	$429	$9,747	$75,322		$145,639
Substandard:
Accrual	73,204	107,896	54,344	—	13,812	13,664	13,053	19,039	154,413		140,599
Nonaccrual	1,334	23,193	12,088	—	5,243	15,814	2,121	22,124	20,786		61,131
Doubtful/Nonaccrual	2,245	—	1,236	—	632	—	499	—	4,612		—

Total Special Mention, Substandard and Doubtful	91,541	216,937	97,081	—	50,409	79,522	16,102	50,910	255,133	12%	347,369	16%
Pass	606,664	1,242,519	653,913	—	554,147	543,277	98,075	55,244	1,912,799	88	1,841,040	84

Total Commercial Loans	$698,205	$1,459,456	$750,994	—	$604,556	$622,799	$114,177	$106,154	$2,167,932	100%	$2,188,409	100%

Consumer credit exposure credit risk profile based on payment activity (in thousands):

	Residential		Consumer		Total Residential and Consumer
	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	September 30, 2012		December 31, 2011
					Amount	Percent	Amount	Percent

Nonperforming (2)	$18,072	$16,227	$6,694	$2,621	$24,766	5%	$18,848	3%
Performing	232,270	259,276	276,791	289,136	509,061	95	548,412	97

Total	$250,342	$275,503	$283,485	$291,757	$533,827	100%	$567,260	100%

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loan balances.
(2)	Includes $10.2 million at September 30, 2012 and $8.9 million at December 31, 2011 of troubled debt restructured mortgages and home equity installment loans performing in accordance with modified terms and are accruing interest

Troubled Debt Restructurings (TDR)

The book balance of TDRs at September 30, 2012 and December 31, 2011 was $22.3 million and $27.7 million, respectively. The balances at September 30, 2012 include approximately $12.1 million in nonaccrual status and $10.2 million in accrual status compared to $18.8 million in nonaccrual status and $8.9 million of in accrual status at December 31, 2011. Approximately $1.2 million and $1.3 million in specific reserves have been established for these loans as of September 30, 2012 and December 31, 2011, respectively.

During the nine months ending September 30, 2012, the terms of 104 loans were either modified or identified as troubled debt restructurings, of which 15 were related to commercial loans that were already placed on nonaccrual. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance for a reasonable period, usually six months. The remaining 89 loans represented residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR.

The following table presents loans identified as TDRs during the three and nine months ended September 30, 2012:

(In Thousands)	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2012

Commercial	$710	$9,986
Construction	—	378
Residential	2,779	4,170
Consumer	2,165	2,312

Total	$5,654	$16,846

The TDRs described above increased the allowance for loan losses by $357,000 through allocation of a specific reserve, and resulted in charge offs of $8.1 million during the nine months ending September 30, 2012.

There was one residential TDR in the amount of $84,000 which defaulted (defined as past due 90 days) during the three and nine months ended September 30, 2012 that was restructured within the last twelve months prior to September 30, 2012.

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

The total amount of unrecognized tax benefits as of September 30, 2012 and December 31, 2011 were $3,000 and $88,000, respectively, all of which would affect our September 30, 2012 effective tax rate if recognized. As of September 30, 2012 and December 31, 2011, the total amount of accrued interest included in such unrecognized tax benefits were $3,000 and $15,000, respectively. Penalties of $6,000 were included in such unrecognized tax benefits at December 31, 2011, but none are included at September 30, 2012. We record interest and penalties on potential income tax deficiencies as income tax expense. Our Federal and state tax returns for the 2009 through 2011 tax years are subject to examination as of September 30, 2012. We were recently notified of the IRS intention to audit our 2010 tax return. There are currently no other income tax audits in process.

6. SEGMENT INFORMATION

Under the definition of FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments. There is one segment for each of WSFS Bank, Cash Connect, (the ATM division of WSFS Bank), and Trust and Wealth Management. Trust and Wealth Management was reorganized during 2011 and is comprised of Montchanin, Christiana Trust, Monarch Entity Services LLC, Private Banking and WSFS Investment Group, Inc. in a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. As required by ASC 280, all prior years’ information has been updated to reflect this presentation.

The WSFS Bank segment provides financial products to commercial and retail customers through its 51 offices located in Delaware (42), Pennsylvania (7) and Virginia (1) and Nevada (1). Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

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

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three and nine months ended September 30, 2012 and 2011 follows:

For the three months ended September 30, 2012

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$34,475	$—	$2,039	$36,514
Noninterest income	11,686	4,707	3,355	19,748

Total external customer revenues	46,161	4,707	5,394	56,262

Inter-segment revenues:
Interest income	944	—	1,358	2,302
Noninterest income	2,122	148	24	2,294

Total inter-segment revenues	3,066	148	1,382	4,596

Total revenue	49,227	4,855	6,776	60,858

External customer expenses:
Interest expense	5,377	—	244	5,621
Noninterest expenses	27,300	2,113	2,740	32,153
Provision for loan loss	2,997	—	754	3,751

Total external customer expenses	35,674	2,113	3,738	41,525

Inter-segment expenses
Interest expense	1,358	338	606	2,302
Noninterest expenses	172	586	1,536	2,294

Total inter-segment expenses	1,530	924	2,142	4,596

Total expenses	37,204	3,037	5,880	46,121

Income before taxes and extraordinary items	$12,023	$1,818	$896	$14,737
Provision for income taxes				4,758

Consolidated net income				$9,979

Capital expenditures	$1,289	$311	$3	$1,603

As of September 30, 2012
Cash and cash equivalents	$52,821	$390,356	$3,923	$447,100
Other segment assets	3,622,291	1,976	189,965	3,814,232

Total segment assets	$3,675,112	$392,332	$193,888	$4,261,332

For the three months ended September 30, 2011

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$37,729	$—	$2,362	$40,091
Noninterest income	9,389	4,235	3,300	16,924

Total external customer revenues	47,118	4,235	5,662	57,015

Inter-segment revenues:
Interest income	1,136	—	1,406	2,542
Noninterest income	1,793	202	21	2,016

Total inter-segment revenues	2,929	202	1,427	4,558

Total revenue	50,047	4,437	7,089	61,573

External customer expenses:
Interest expense	7,600	—	311	7,911
Noninterest expenses	27,524	2,187	2,701	32,412
Provision for loan loss	6,068	—	490	6,558

Total external customer expenses	41,192	2,187	3,502	46,881

Inter-segment expenses
Interest expense	1,406	349	787	2,542
Noninterest expenses	223	358	1,435	2,016

Total inter-segment expenses	1,629	707	2,222	4,558

Total expenses	42,821	2,894	5,724	51,439

Income before taxes and extraordinary items	$7,226	$1,543	$1,365	$10,134
Provision for income taxes				3,348

Consolidated net income				$6,786

Capital expenditures	$2,374	$837	$2	$3,213

As of December 31, 2011
Cash and cash equivalents	$48,107	$416,949	$2,961	$468,017
Other segment assets	3,618,744	2,155	200,092	3,820,991

Total segment assets	$3,666,851	$419,104	$203,053	$4,289,008

For the nine months ended September 30, 2012

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$107,199	$—	$6,301	$113,500
Noninterest income	42,238	13,254	10,006	65,498

Total external customer revenues	149,437	13,254	16,307	178,998

Inter-segment revenues:
Interest income	3,099	—	4,344	7,443
Noninterest income	6,368	568	79	7,015

Total inter-segment revenues	9,467	568	4,423	14,458

Total revenue	158,904	13,822	20,730	193,456

External customer expenses:
Interest expense	17,330	—	669	17,999
Noninterest expenses	81,267	6,628	8,264	96,159
Provision for loan loss	26,786	—	1,593	28,379

Total external customer expenses	125,383	6,628	10,526	142,537

Inter-segment expenses
Interest expense	4,344	1,008	2,091	7,443
Noninterest expenses	647	1,711	4,657	7,015

Total inter-segment expenses	4,991	2,719	6,748	14,458

Total expenses	130,374	9,347	17,274	156,995

Income before taxes and extraordinary items	$28,530	$4,475	$3,456	$36,461
Provision for income taxes				12,708

Consolidated net income				$23,753

Capital expenditures	$5,406	$321	$20	$5,747

As of September 30, 2012
Cash and cash equivalents	$52,821	$390,356	$3,923	$447,100
Other segment assets	3,622,291	1,976	189,965	3,814,232

Total segment assets	$3,675,112	$392,332	$193,888	$4,261,332

For the nine months ended September 30, 2011

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$111,984	$—	$7,073	$119,057
Noninterest income	25,275	11,484	9,833	46,592

Total external customer revenues	137,259	11,484	16,906	165,649

Inter-segment revenues:
Interest income	3,344	—	4,505	7,849
Noninterest income	5,610	524	93	6,227

Total inter-segment revenues	8,954	524	4,598	14,076

Total revenue	146,213	12,008	21,504	179,725

External customer expenses:
Interest expense	24,434	—	1,002	25,436
Noninterest expenses	79,866	5,824	8,761	94,451
Provision for loan loss	19,802	—	1,246	21,048

Total external customer expenses	124,102	5,824	11,009	140,935

Inter-segment expenses
Interest expense	4,505	913	2,431	7,849
Noninterest expenses	617	1,162	4,448	6,227

Total inter-segment expenses	5,122	2,075	6,879	14,076

Total expenses	129,224	7,899	17,888	155,011

Income before taxes and extraordinary items	$16,989	$4,109	$3,616	$24,714
Provision for income taxes				8,199

Consolidated net income				$16,515

Capital expenditures	$6,768	$1,014	$308	$8,090

As of December 31, 2011
Cash and cash equivalents	$48,107	$416,949	$2,961	$468,017
Other segment assets	3,618,744	2,155	200,092	3,820,991

Total segment assets	$3,666,851	$419,104	$203,053	$4,289,008

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

The table below presents the balances of assets measured at fair value as of September 30, 2012 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$249,272	$6,050	$255,322
FNMA	—	461,435	—	461,435
FHLMC	—	72,356	—	72,356
GNMA	—	67,294	—	67,294
U.S. Government and agencies	—	51,052	—	51,052
State and political subdivisions	—	3,148	—	3,148
Reverse mortgages	—	—	(552)	(552)
Trading Securities	—	—	12,590	12,590

Total assets measured at fair value on a recurring basis	$—	$904,557	$18,088	$922,645

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$6,996	$6,996
Impaired Loans	—	—	47,291	47,291

Total assets measured at fair value on a nonrecurring basis	$—	$—	$54,287	$54,287

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

Available- for-sale securities. As of September 30, 2012, securities classified as available for sale are reported at fair value using both Level 2 and Level 3 inputs. Included in the Level 2 total are approximately $51.0 million in Federal Agency debentures, $850.4 million in Federal Agency MBS, and $3.1 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under ASC 820-10. As prescribed by ASC 820-10 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect assumptions about the assumptions market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated traunches of this asset class. The unobservable inputs consist of prepayments, house price appreciation and interest rates. We have completed a sensitivity analysis at September 30, 2012, which showed any increase or decrease in these inputs would not have a significant impact on the fair value of these assets. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis. All of these assumptions require a significant degree of management judgment.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Trading Securities	Reverse Mortgages	Available- for-sale Securities	Total
(In Thousands)

Balance at December 31, 2010	$12,432	$(686)	$—	$11,746
Total net (losses) income for the period included in net income	—	(137)	265	128
Purchases, sales, issuances, and settlements, net	—	177	2,755	2,932
Mark-to-market adjustment	—	—	916	916

Balance at December 31, 2011	$12,432	$(646)	3,936	$15,722
Total net income (losses) for the period included in net income	33	(29)	—	4
Purchases, sales, issuances, and settlements, net	—	45	—	45
Mark-to-market adjustment	—	—	(436)	(436)

Balance at March 31, 2012	$12,465	$(630)	$3,500	$15,335
Total net losses for the period included in net income	—	(47)	—	(47)
Purchases, sales, issuances, and settlements, net	—	45	—	45
Mark-to-market adjustment	—	—	845	845

Balance at June 30, 2012	$12,465	$(632)	$4,345	$16,178
Total net income for the period included in net income	—	35	—	35
Purchases, sales, issuances, and settlements, net	—	45	—	45
Mark-to-market adjustment	125	—	1,705	1,830

Balance at September 30, 2012	$12,590	$(552)	$6,050	$18,088

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

Impaired loans. We evaluate and value impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. The collateral for each loan has a unique appraisal and our discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is our subjective discount on appraisals of the collateral securing the loan, which range from 10% - 50%. Collateral may consist of real estate and/or business assets including equipment, inventory and accounts receivable. The value of these assets is determined based on appraisals by qualified licensed appraisers hired by us. Appraised and reported values may be discounted based on our historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or our expertise and knowledge of the client and the client’s business.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net amount of $47.3 million and $75.3 million at September 30, 2012 and December 31, 2011, respectively. The valuation allowance on impaired loans was $2.9 million as of September 30, 2012 and $4.7 million as of December 31, 2011.

Due to the continuing weakness in the real estate market, we now utilize a more significant level of unobservable inputs and, as such, have reclassified the hierarchical levels of both Other Real Estate Owned and Impaired Loans to Level 3 as of March 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows that are discounted to reflect current market rates and varying degrees of risk. Accordingly, fair values may not represent actual values of the financial instruments that could have been realized as of period-end or that will be realized in the future.

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

Investments and Mortgage-Backed Securities: Since quoted market prices are not available, fair value is estimated using quoted prices for similar securities, which we obtain from a third party vendor. We utilize one of the largest providers of securities pricing to the industry and we periodically assesses the inputs used by this vendor to price the various types of securities owned by us to validate the vendor’s methodology. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading or our internally developed models, see Fair Value of Financial Assets, to the Consolidated Financial Statements.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages and consumer. For loans that reprice frequently, book value approximates fair value. The fair values of other types of loans are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available. This technique does not contemplate an exit price.

Bank-Owned Life Insurance: The estimated fair value approximates the book value for this investment.

Stock in the Federal Home Loan Bank of Pittsburgh: The fair value of FHLB stock is assumed to be equal to its cost. We carry FHLB stock at cost, or par value, and evaluate FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value. As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance and (iii) the impact of legislative and regulatory changes on FHLB. The FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. On August 8, 2011, Standard & Poors (“S&P”) downgraded the FHLB from AAA to AA+, similar to their downgrade of the U.S. sovereign rating. The reduction in the FHLB credit rating was due to the belief, by S&P, that the FHLB system is certain to receive U.S. government support, if necessary, resulting from the important role the FHLB system plays as primary liquidity providers to U.S. mortgage and housing-market participants. Despite the downgrade, the FHLB continues to have a very high degree of government support and was in compliance with all regulatory capital requirements as of September 30, 2012. As a result, we have determined there was no OTTI related to our FHLB stock investment as of September 30, 2012.

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

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value	September 30, 2012		December 31, 2011
	Measurement	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	Level 1	$447,100	$447,100	$468,017	$468,017
Investment securities	See Footnote 7	922,645	922,645	871,794	871,794
Loans held for sale	Level 3	20,905	20,905	10,185	10,185
Loans, net	Level 3	2,656,161	2,677,467	2,702,589	2,721,804
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	30,171	30,171	35,756	35,756
Accrued interest receivable	Level 2	10,292	10,292	11,743	11,743
Financial liabilities:
Deposits	Level 2	3,159,804	3,079,661	3,135,304	3,087,464
Borrowed funds	Level 2	644,823	650,389	723,620	731,522
Standby letters of credit	Level 3	257	257	322	322
Accrued interest payable	Level 2	6,335	6,335	1,910	1,910

The estimated fair value of our off-balance sheet financial instruments is as follows:

	September 30, 2012	December 31, 2011
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$5,123	$4,445

8. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales. We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment defaults by borrowers. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses are rare, and no provision is made for the losses at the time of sale. During the third quarter of 2012, we had no repurchases under these indemnifications.

We typically sell fixed-rate, conforming first mortgage loans (including reverse mortgages) in the secondary market as part of our ongoing asset/liability management program. Loans held-for-sale are carried at the lower of cost or market of the aggregate, or in some cases, individual loans. Gains and losses on sales of loans are recognized at the date of the sale.

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

At September 30, 2012 there were 91 variable-rate swap transactions between the third party financial institutions and our customers, compared to 79 at December 31, 2011. The initial notional amount aggregated approximately $379.1 million at September 30, 2012 compared with $318.1 million at December 31, 2011. At September 30, 2012 maturities ranged from approximately 1 month to 13 years. The aggregate market value of these swaps to the customers was a liability of $41.1 million at September 30, 2012 and $32.8 million at December 31, 2011.

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

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(In Thousands)

Service cost	$72	$52	$216	$156
Interest cost	44	41	131	125
Amortization of transition obligation	15	15	45	45
Net loss recognition	17	8	51	24

Net periodic benefit cost	$148	$116	$443	$350

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

On January 23, 2009, we entered into a purchase agreement with the U.S. Treasury (“Treasury”) pursuant to which we issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share. On March 28, 2012, the Treasury held a public auction where it sold all 52,625 shares, which represented the Treasury’s entire preferred stock holding in WSFS. Under the terms of the agreement, WSFS will continue to pay a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year. We have declared and paid $2.0 million of cash dividends on the preferred stock during the nine months ended September 30, 2012.

Total proceeds of $52.6 million were allocated, based on the relative fair value of the preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000 respectively, on January 23, 2009. The preferred stock discount is being accreted, on an effective yield method, over five years. We have accreted $104,000 during the nine months ended September 30, 2012. At September 30, 2012 there was approximately $185,000 of discount on preferred stock remaining.

On September 12, 2012 we entered into a letter agreement with the U.S. Treasury pursuant to which the Company repurchased the warrant for $1.8 million.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and charged to results of operations in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives are amortized over their useful lives and are periodically evaluated for impairment. Goodwill totaled $28.1 million at both September 30, 2012 and December 31, 2011. The majority of our goodwill, or $23.0 million, is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008 and the acquisition of Christiana Bank & Trust (“CB&T”) during 2010. The remaining $5.1 million is in the Trust and Wealth Management reporting unit and is mainly the result of the acquisition of CB&T.

When required, the goodwill impairment test involves a two-step process. The first test is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss, the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference.

During 2011, ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), was issued. Under the Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Therefore, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the existing two-step process. The entity can resume performing the qualitative assessment in any subsequent period. We adopted the Update for the quarter ended December 31, 2011.

Based on the results of the annual impairment test it was determined that no goodwill impairment charges were required for the year ended December 31, 2011. Our next annual impairment test will be conducted during the quarter ending December 31, 2012. For the quarter ended September 30, 2012, we determined no triggering events had occurred and, therefore, did not conduct an interim impairment test of goodwill. Even though there was no goodwill impairment at September 30, 2012, declines in the value of our stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge.

FASB ASC 350, also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In Thousands)
September 30, 2012
Core deposits	$4,370	$(1,863)	$2,507
Other	4,885	(1,975)	2,910

Total other intangible assets	$9,255	$(3,838)	$5,417

December 31, 2011
Core deposits	$4,370	$(1,393)	$2,977
Other	4,865	(1,703)	3,162

Total other intangible assets	$9,235	$(3,096)	$6,139

Core deposit intangible assets are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. During the nine months ended September 30, 2012, we recognized amortization expense on other intangible assets of $742,000.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
Remaining in 2012	$370
2013	916
2014	758
2015	711
2016	465
Thereafter	2,197

Total	$5,417

12. LEGAL AND OTHER PROCEEDINGS

In September 2012, we received a “30-day letter” from the Internal Revenue Service (the “IRS”) on behalf of a trust for which the Bank (as successor to Christiana Bank & Trust (“CB&T”)) serves as trustee. A “30 day letter” is a notice sent by the IRS to a taxpayer giving the taxpayer thirty days to appeal IRS findings. The IRS letter received by the Bank informed the trust of a proposed adjustment to an income tax return filed in 2007 for the 2006 tax year, a period prior to the Bank’s acquisition of CB&T. The IRS has agreed to extend the time that the trust has to respond to the IRS letter to November 30, 2012. The letter informs the trust of a proposed adjustment in income tax of $8.0 million plus interest and penalties in the range of $6.0 million to $10.0 million. We understand the IRS has submitted a similar letter to the grantor of the trust. To date, the IRS has not made any claim against the Bank.

Since receiving this letter the Bank has been working with the IRS and our counsel to understand the circumstances relating to the proposed adjustment, interest and penalties and the context in which the transactions relating to the proposed adjustment occurred. We believe the Bank acted properly in its role as trustee. Further, based on the facts currently known to us, we believe any dispute or settlement is between the IRS and the grantor and we believe that if the IRS were to assert a claim against the Bank, the claim would have no merit. The trust intends to communicate this position to the IRS in its response.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

WSFS Financial Corporation is parent to Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), one of the ten oldest banks continuously operating under the same name in the United States. A permanent fixture in the community, WSFS has been in operation for more than 180 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, one of the top commercial lenders in the state, the third largest bank in terms of Delaware deposits. We state our mission simply: We Stand for Service and Strengthening Our Communities.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.2 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 51 offices located in Delaware (42), Pennsylvania (7), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

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

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages nearly $437 million in vault cash in nearly 13,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 430 ATMs for WSFS Bank, which has, by far, the largest branded ATM network in Delaware.

We offer trust and wealth management services through Christiana Trust, Cypress Capital Management, LLC (Cypress), WSFS Investment Group brokerage and our Private Banking group. The Christiana Trust division provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada and has over $15 billion in assets under administration. These services are provided to individuals and families as well as corporations and institutions. The Christiana Trust division of WSFS Bank provides these services to customers locally, nationally and internationally making use of the advantages of its branch facilities in Delaware and Nevada. Cypress is an investment advisory firm that manages over $600 million of portfolios for individuals, trusts, retirement plans and endowments. WSFS Investment Group, Inc. markets various third-party insurance products and securities through the Bank’s retail banking system.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which we operate, including an increase in unemployment levels; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates may increase funding costs and reduce earning asset yields thus reducing margins, changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules being issued in accordance with this statute and potential expenses and elevated capital levels associated therewith; possible additional loan losses, impairment of the collectability of loans; possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations, may have an adverse effect on business; possible regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact our business model or products and services; possible stresses in the real estate markets, including possible continued deterioration in property values; our ability to expand into new markets and to maintain profit margins in the face of competitive pressures; our ability to effectively manage credit risk, interest rate risk market risk, operational risk, legal risk, liquidity risk, reputational risk, and regulatory and compliance risk; the effects of increased competition from both banks and non-banks; the effects of geopolitical instability and risks such as terrorist attacks; the effects of weather and natural disasters such as floods, droughts, wind, tornados and hurricanes, and the effects of man-made disasters; possible changes in the speed of loan prepayments by our customers and loan origination or sales volumes; possible acceleration of prepayments of mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties, discussed in documents filed by us with the Securities and Exchange Commission from time to time. Forward looking statements are as of the date they are made, and the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

The following are critical accounting policies that involve more significant judgments and estimates. See further discussion of these critical accounting policies in our 2011 Annual Report on Form 10-K.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. No valuation allowance is required as of September 30, 2012.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets decreased $27.7 million, or less than 1%, to $4.3 billion during the nine months ended September 30, 2012. Included in this decrease was a $46.4 million, or 2%, decrease in net loans resulting from our second quarter 2012 Asset Strategies efforts, and a $20.9 million, or 4%, decrease in cash and cash equivalents mainly due to the seasonal decrease in cash in non-owned ATMs and the use of cash from other institutions in Cash Connect’s ATM Vault Cash business. Partially offsetting these decreases, investment securities increased $50.7 million, or 6%, and loans held-for-sale increased by $10.7 million during the nine months ended September 30, 2012.

Total liabilities decreased $53.3 million during the nine months ended September 30, 2012 to $3.8 billion. This decrease was primarily the result of decreased Federal Home Loan Bank advances of $145.8 million, or 27%, as a result of net repayments. Partially offsetting these decreases was a $50.0 million increase in federal funds purchased and a $50.1 million increase in total customer deposits. Deposit growth included a $70.8 million increase in noninterest-bearing demand accounts, a $23.5 million increase in interest bearing demand accounts and a $20.5 million increase in savings accounts. These core deposit account increases were partially offset the purposeful decreases of $58.3 million in high-cost, non-core customer time accounts and a $25.6 million decrease in brokered CDs.

Capital Resources

Stockholders’ equity increased $25.7 million between December 31, 2011 and September 30, 2012. This increase was mainly due to net income of $23.8 million combined with an increase of $6.1 million in the value of our available-for-sale securities portfolio. Partially offsetting these increases was the payment of common and preferred dividends of $5.1 million during the nine months ended September 30, 2012.

Book value per common share was $47.84 at September 30, 2012 an increase of $2.65 from $45.19 reported at December 31, 2011. Tangible common book value per common share (a non-GAAP measurement) was $37.99 at September 30, 2012, an increase of $2.79, or 8% from $35.20 reported at December 31, 2011.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of September 30, 2012:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
		% of		% of		% of
(Dollars in Thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Total Capital (to Risk-Weighted Assets)	$458,242	14.28%	$256,771	8.00%	$320,964	10.00%
Core Capital (to Adjusted Total Assets)	418,043	9.91	168,779	4.00	210,974	5.00
Tangible Capital (to Tangible Assets)	418,043	9.91	63,292	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	418,043	13.02	128,386	4.00	192,578	6.00

Under guidelines issued by banking regulators, savings institutions such as the Bank must maintain certain capital levels in order to be considered adequately capitalized. The thresholds for being considered adequately capitalized are outlined in the table above. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements.

At September 30, 2012, the Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution. The Bank’s core capital ratio of 9.91%, Tier 1 capital ratio of 13.02% and total risk based capital ratio of 14.28%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $61.2 million in cash to support dividends, acquisitions, strategic growth plans.

Liquidity

We manage our liquidity and funding needs through our treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.

As a financial institution, the Bank has ready access to several sources to fund growth and meet its liquidity needs. Among these are: net income, retail deposit generation, loan repayments, borrowing from the FHLB, repurchase agreements, access to the Federal Reserve Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities and government sponsored enterprises (“GSE”) notes that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. Management believes these sources are sufficient to maintain required and prudent levels of liquidity.

During the nine months ended September 30, 2012, cash and cash equivalents decreased $20.9 million to $447.1 million. This decrease was primarily a result of the following: cash used for $145.8 million for net repayments of FHLB advances; $38.2 million increase in net loans; $28.3 million net increase in investment securities available for sale and a $30.0 million repayment of unsecured bank debt. Offsetting these decreases in cash were: $63.3 million increase in cash provided by operating activities; $53.1 million increase from the issuance of senior notes during the third quarter of 2012; $50.0 million increase in cash provided through an increase in federal funds purchased; $42.1 million net increase in deposits and $11.8 million increase from the sales of assets acquired through foreclosure.

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

	September 30,	December 31,
	2012	2011
	(In Thousands)
Nonaccruing loans:
Commercial	$3,579	$23,080
Owner-occupied commercial (1)	13,324	—
Consumer	5,188	1,018
Commercial mortgage	5,875	15,814
Residential mortgage	9,354	9,057
Construction	2,620	22,124

Total nonaccruing loans	39,940	71,093
Assets acquired through foreclosure	6,996	11,695
Troubled debt restructuring (accruing)	10,189	8,887

Total nonperforming assets	$57,125	$91,675

Past due loans (2):
Residential mortgages	—	887
Commercial and commercial mortgage	1,869	78

Total past due loans	$1,869	$965

Ratios:
Allowance for loan losses to total loans (3)	1.69%	1.92%
Nonperforming assets to total assets	1.34%	2.14%
Nonaccruing loans to total loans (3)	1.48%	2.58%
Loan loss allowance to nonaccruing loans	114.17%	74.66%
Loan loss allowance to total nonperforming assets	79.82%	57.9%

(1)	Prior to 2012, owner-occupied loans were included in commercial loan balances.
(2)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(3)	Total loans exclude loans held for sale.

Nonperforming assets decreased $34.6 million between December 31, 2011 and September 30, 2012. As a result, non-performing assets as a percentage of total assets decreased from 2.14% at December 31, 2011 to 1.34% at September 30, 2012. This significant reduction was mainly due to the successful efforts of our “Asset Strategies” during the second quarter of 2012. In addition, during the third quarter a total of $8.0 million was collected or paid down through additional note sales and ongoing asset management activities. Lastly, as the result of recent OCC guidance, during the third quarter of 2012, $4.7 million of loans were reclassified from performing loans to nonaccrual status (consisting of $2.5 million of residential mortgages and $2.2 million of consumer loans). For additional information on this reclass, see the “Allowance for Loan Losses” section of this Management Discussion and Analysis.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the nine	For the year
	months ended	ended
	September 30, 2012	December 31, 2011
	(In Thousands)
Beginning balance	$91,675	$92,898
Additions	55,321	89,842
Collections	(40,559)	(40,695)
Collections from loan dispositions	(14,305)	—
Transfers to accrual	(552)	(8,474)
Charge-offs / write-downs, net	(34,455)	(41,896)

Ending balance	$57,125	$91,675

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At September 30, 2012, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $133.3 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 102.8% at December 31, 2011, to 106.2% at September 30, 2012. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 3.13% at September 30, 2012 from 1.54% at June 30, 2012. The change in sensitivity since December 31, 2011 reflects our continuing effort to effectively manage interest rate risk and positions us to improve our net interest margin in a rising rate environment.

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

The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and net portfolio value ratio at the specified levels at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	8%	12.38%	6%	11.17%
+200	3%	12.52%	3%	11.30%
+100	-2%	12.34%	-2%	11.21%
—	0%	12.03%	0%	10.97%
-100	0%	11.23%	1%	10.19%
-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at September 30, 2012 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. In addition, our Cash Connect’s ATM Vault Cash program generates bailment income that can also fluctuate with changes in interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

Results of Operations

During the third quarter of 2012, we recorded net income of $10.0 million, or $1.06 per diluted common share which was an increase of $3.2 million compared to the third quarter 2011. Results for the quarter were positively impacted by lower credit costs of $2.5 million from the third quarter 2011, reflecting the improved credit quality of our loan portfolio. Additionally, noninterest income increased $2.8 million due to franchise growth across all segments when compared to the third quarter 2011. Also impacting net income was lower noninterest expenses of $259,000 from the same period a year ago. Partially offsetting these gains, net interest margin decreased 22 basis points from 3.63% in the third quarter 2011 to 3.41% in the third quarter 2012 due to our second quarter 2012 Asset Strategies initiatives, our issuance of senior notes from the third quarter of 2012, and the continued low, flat interest rate environment.

Net income for the first nine months of 2012 was $23.8 million, or $2.47 per diluted common share; an increase of $7.3 million from the same period in 2011. Earnings for the first nine months of 2012 were impacted by growth in noninterest income of $18.9 million, which included $13.3 million of securities gains from the second quarter Asset Strategies. The remaining increase in noninterest income reflects continued growth across all segments of the franchise. In addition, interest income increased by $1.9 million to $95.5 million during 2012, also reflecting the growth of the franchise and our proactive interest rate management efforts. Offsetting these increases was a $6.2 million increase in credit costs, which also included the impact of our second quarter Assets Strategies. In addition, noninterest expenses increased by $1.8 million during the year, mainly due to the final stages of our retail branch expansion plan and the relocation of our operations center over the past twelve months.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$718,046	$8,803	4.90%	$731,527	$8,556	4.68%
Residential real estate loans (6)	276,681	2,980	4.31	293,800	3,454	4.70
Commercial loans	1,435,514	16,848	4.61	1,368,703	17,193	4.99
Consumer loans	283,704	3,372	4.73	296,709	3,737	5.00

Total loans	2,713,945	32,003	4.73	2,690,739	32,940	4.94
Mortgage-backed securities (4)	829,930	4,344	2.09	801,446	7,052	3.52
Investment securities (4) (5)	53,392	158	1.27	43,959	99	0.90
Other interest-earning assets	31,187	9	0.11	37,830	—	—

Total interest-earning assets	3,628,454	36,514	4.03	3,573,974	40,091	4.52

Allowance for loan losses	(46,808)			(57,125)
Cash and due from banks	70,366			65,997
Cash in non-owned ATMs	362,332			378,651
Bank-owned life insurance	63,315			63,463
Other noninterest-earning assets	118,330			119,888

Total assets	$4,195,989			$4,144,848

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$404,185	$53	0.05%	$324,367	$75	0.09%
Money market	759,944	431	0.23	731,979	720	0.39
Savings	390,275	83	0.08	375,243	386	0.41
Customer time deposits	716,676	2,365	1.31	757,975	3,237	1.69

Total interest-bearing customer deposits	2,271,080	2,932	0.51	2,189,564	4,418	0.80
Brokered certificates of deposit	283,345	305	0.43	209,629	201	0.38

Total interest-bearing deposits	2,554,425	3,237	0.50	2,399,193	4,619	0.76
FHLB of Pittsburgh advances	389,745	1,403	1.41	610,253	2,484	1.59
Trust preferred borrowings	67,011	369	2.15	67,011	340	1.99
Senior debt	20,924	353	6.60	—	—	—
Other borrowed funds	129,293	259	0.80	142,725	468	1.31

Total interest-bearing liabilities	3,161,398	5,621	0.71	3,219,182	7,911	0.98

Noninterest-bearing demand deposits	590,133			516,257
Other noninterest-bearing liabilities	33,757			26,001
Stockholders’ equity	410,701			383,408

Total liabilities and stockholders’ equity	$4,195,989			$4,144,848

Excess of interest-earning assets over interest-bearing liabilities	$467,056			$354,792

Net interest and dividend income		$30,893			$32,180

Interest rate spread			3.32%			3.54%

Net interest margin			3.41%			3.63%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Includes loans held for sale arising during the normal course of business.

	Nine Months Ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$729,599	$26,717	4.88%	$749,318	$26,434	4.70%
Residential real estate loans (6)	276,400	9,211	4.44	303,371	11,009	4.84
Commercial loans	1,459,698	51,891	4.73	1,311,390	48,855	4.99
Consumer loans	285,701	10,244	4.79	302,732	11,401	5.04
Loans held for sale (7)	7,113	122	2.29	—	—	—

Total loans	2,758,511	98,185	4.76	2,666,811	97,699	4.93
Mortgage-backed securities (4)	817,253	14,953	2.44	749,961	20,962	3.73
Investment securities (4) (5)	50,152	335	0.99	43,164	396	1.22
Other interest-earning assets	33,208	27	0.11	36,990	—	—

Total interest-earning assets	3,659,124	113,500	4.16	3,496,926	119,057	4.57

Allowance for loan losses	(49,140)			(58,435)
Cash and due from banks	90,969			62,869
Cash in non-owned ATMs	363,497			342,345
Bank-owned life insurance	63,465			64,221
Other noninterest-earning assets	123,228			120,583

Total assets	$4,251,143			$4,028,509

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$395,081	$157	0.05%	$316,712	$301	0.13%
Money market	754,942	1,357	0.24	712,404	2,293	0.43
Savings	388,894	361	0.12	348,967	1,215	0.47
Retail time deposits	739,073	7,886	1.43	769,528	10,491	1.82

Total interest-bearing retail deposits	2,277,990	9,761	0.57	2,147,611	14,300	0.89
Brokered certificates of deposit	283,169	891	0.42	190,395	576	0.40

Total interest-bearing deposits	2,561,159	10,652	0.56	2,338,006	14,876	0.85
FHLB of Pittsburgh advances	466,266	4,985	1.40	558,807	7,866	1.86
Trust preferred borrowings	67,011	1,114	2.18	67,011	1,015	2.00
Senior debt	7,026	353	6.60	—	—	—
Other borrowed funds	136,282	895	0.88	158,822	1,679	1.41

Total interest-bearing liabilities	3,237,744	17,999	0.74	3,122,646	25,436	1.09

Noninterest-bearing demand deposits	574,708			506,316
Other noninterest-bearing liabilities	33,922			22,744
Stockholders’ equity	404,769			376,803

Total liabilities and stockholders’ equity	$4,251,143			$4,028,509

Excess of interest-earning assets over interest-bearing liabilities	$421,380			$374,280

Net interest income		$95,501			$93,621

Interest rate spread			3.42%			3.48%

Net interest margin			3.49%			3.60%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Includes loans held for sale arising from the normal course of business.
(7)	Includes loans held for sale in conjunction with asset disposition strategies.

Net interest income for the third quarter 2012 declined $1.3 million, or 4%, when compared to the third quarter 2011. The decrease in net interest income reflects a decline in yields in our mortgage-backed securities portfolio due to the impact of our second quarter 2012 Assets Strategies efforts, and the ongoing impact of the historically low interest rate environment. In addition, the increase in borrowing costs was mainly due to the issuance of $55.0 million of 6.25% senior notes during the third quarter of 2012. Offsetting these decreases was our continued proactive rate management as evidenced by our 29 basis point decrease in retail funding costs, while we had only a 21 basis point decrease in overall loan yield during the same period.

The net interest margin for the third quarter 2012 was 3.41%, a 22 basis point decrease when compared to 3.63% for the third quarter 2011. The decrease reflects the impact of our Assets Strategies efforts during the second quarter 2012, the issuance of $55 million of 6.25% senior notes during the third quarter 2012 and the impact of the historically low, flat interest rate environment, particularly on our securities yields and loan pricing.

Net interest income for the nine months ended September 30, 2012 was $95.5 million compared to $93.6 million for the same period in 2011. This increase reflects the favorable impact of the growth in our franchise and proactive interest rate management in both customer and wholesale funding costs. However, the net interest margin for the nine months ended September 30, 2012 was 3.49%, down 11 basis points from the same period in 2011. Similar to the quarterly discussion above this decrease was mainly due to: decreased MBS portfolio yields over the prior year as a result of our Asset Strategies efforts, our $55.0 million senior note issuance; and the continued historically low interest rate environment.

Allowance for Loan Losses

We maintain allowances for loan losses and charge losses to these allowances when such losses are identified. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of probable loan losses related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios.

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

Specific reserves are established for certain impaired loans in cases where we have identified significant conditions or circumstances related to a specific credit that indicates that a loss is probable to occur.

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

As a result of recent guidance provided by the OCC, during the third quarter of 2012 $4.7 million of loans were identified as troubled debt restructurings because the borrower’s obligation to us has been discharged in bankruptcy and the borrower has not reaffirmed the debt. These loans were reclassified from performing loans to nonaccrual status and consisted of $2.5 million of residential mortgages and $2.2 million of consumer loans. Net loan charge-offs of $1.3 million were recognized. As of September 30, 2012, less than 4% of the loans within this category were 30 days or more past due and 88% of these loans have been making payments for at least the past 12 consecutive months. Based on this performance, we expect to recover a significant amount of these losses over time as principal payments are received.

During the third quarter of 2012, the provision for loan losses was also impacted by a higher level of estimated losses related to consumer loans [using updated historical data as adjusted for the current periods charge-offs and trends]. The third quarter adjustment was consistent with adjustments made in the prior year and resulted in an increase from the estimate previously used.

The provision for loan losses was $3.8 million in the quarter ending September 30, 2012 compared to $6.6 million in the same quarter of 2011. Total credit costs (including the provision for loan losses, loan workout expense, OREO expense and other credit reserves) decreased to $5.9 million from $8.4 in the third quarter of 2011, reflecting the improved credit quality of our loan portfolio.

The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	For the Nine Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
Beginning balance	$53,080	$60,339
Provision for loan losses	28,379	21,048

Charge-offs:
Residential real estate (1)	3,343	2,183
Commercial real estate	5,600	6,609
Construction	10,680	8,179
Commercial	11,920	7,641
Owner-occupied commercial (2)	3,012	—
Overdrafts	813	613
Consumer (1)	4,680	4,859

Total charge-offs	40,048	30,084

Recoveries:
Residential real estate	171	116
Commercial real estate	382	381
Construction	1,642	557
Commercial	1,482	409
Owner-occupied commercial (2)	13	—
Overdrafts	297	267
Consumer	200	155

Total recoveries	4,187	1,885

Net charge-offs	35,861	28,199

Ending balance	$45,598	$53,188

Net charge-offs to average gross loans outstanding, net of unearned income (3)	1.75%	1.41%

(1)	Recent regulatory guidance regarding loans discharged in Chapter 7 bankruptcy resulted in charge-offs of $1.0 million in consumer loans and $316K in residential real estate for the nine months ending September 30, 2012.
(2)	Prior to 2012, owner-occupied loans were included in commercial loan balances.
(3)	Ratios for the nine months ended September 30, 2012 and 2011 annualized.

Noninterest Income

Noninterest income increased $2.8 million to $19.7 million for the quarter ended September 30, 2012 from $16.9 million in the third quarter of 2011. Excluding the effect of net securities gains in both periods and the unanticipated BOLI income during the third quarter of 2012, noninterest income increased by $1.3 million, or 9%. Mortgage banking and loan fee income increased $753,000, or 87%. Fiduciary and investment management income increased $271,000, or 9%, reflecting growth in the trust and wealth management segment, and credit/ debit card and ATM fees increased by $215,000, or 4%, reflecting growth in Cash Connect (our ATM division).

For the nine months ended September 30, 2012 noninterest income increased $18.9 million to $65.5 million compared to the same period in 2011. Excluding the effect of net securities gains in both periods and the unanticipated BOLI income in both years, noninterest income increased by $4.2 million, or 10%. Similar to the quarterly comparison, the increase in fee income was largely due to continued growth across all of our segments. The increase includes $1.5 million, or 10%, in credit/ debit card and ATM fees, $825,000, or 9%, increase in fiduciary and investment management income and $779,000 or 27%, increase in mortgage banking and loan fee income.

Noninterest Expense

Noninterest expenses decreased $260,000, or 1%, to $32.2 million in the third quarter of 2012 compared to the same period in 2011. Excluding our “Right Here” advertising campaign ($961,000) in the third quarter of 2011, expenses increased $701,000 or only 2% over the same period in 2011. This increase reflects the higher expenses associated with the prior years’ retail branch expansion plan, including the opening and renovation of four branches and the relocation of our operations center in the second half of 2011 and increased compensation related costs related to our improved performance in 2012 and changes in the timing of the awards. These increases were largely mitigated by our expense management efforts over the last year.

For the nine months ended September 30, 2012, noninterest expense increased $1.7 million, or 2%, to $96.2 million compared to the same period in 2011. Similar to the quarterly comparison, contributing to the increase were expenses associated with strategic investments, including the opening and renovation of four branches and the relocation of our operations center in the second half of 2011 and completed in early 2012 and added compensation costs related to our improved performance in 2012.

Income Taxes

We and our subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $4.8 million and $12.7 million during the three months and nine months ended September 30, 2012, respectively, compared to an income tax expense of $3.3 million and $8.2 million for the same periods in 2011.

The third quarter 2012 included the recognition of tax benefits related to $1.0 million of tax-free income from life insurance proceeds received from our BOLI investment. The second quarter 2011 included $1.2 million of similar tax-free BOLI income. The third quarter 2011 included tax benefits of $376,000 resulting primarily from a decrease in our income tax reserve due to the expiration of the statute of limitations on certain items. Our effective tax rate was 32.3% and 34.9% for the three and nine months ended September 30, 2012, respectively, compared to 33.0% and 33.2% during the same periods in 2011. Excluding the tax-free BOLI proceeds and statute of limitations related benefit, our effective tax rates were 34.7% and 35.8% for the three and nine months ended September 30, 2012 compared to 36.7% and 36.3% during the same periods in 2011.

The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income (including a 50% interest income exclusion on a loan to an Employee Stock Ownership Plan), federal low-income housing tax credits, and BOLI income. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

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

In September 2011, the FASB issued an update (“ASU” No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment) to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In December 2011, the FASB issued an update (“ASU” No. 2011-11, Balance Sheet (Topic 350)—Offsetting) to address balance sheet offsetting. An entity is required to disclose information about offsetting and related arrangements so that users of the financial statements can understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The instruments and transactions include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This amendment is effective for interim and annual reporting periods beginning on or after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

•

During January of 2011, an implementation plan for the phase out of the Office of Thrift Supervision (“the OTS”), was announced by the joint agencies, and it merged into the Office of the Comptroller of the Currency. The provisions of the plan included a transition from the quarterly Thrift Financial Report, to the Call Report, which began with the March 2012 reporting period.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated herein by reference to Note 12 – Legal and Other Proceedings to the Consolidated Financial Statements

Item 1A. Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by us during the nine months ended September 30, 2012. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock or exercise of stock options.

2012	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	3,562	$39.84	—	—
August	—	—	—	—
September	712	39.84	—	—

Total (1)	4,274	$39.84	—	—

(1)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock or exercise of stock options. There were no treasury shares repurchased during the quarter ended September 30, 2012.

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

WSFS FINANCIAL CORPORATION

Date: November 9, 2012	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date: November 9, 2012	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and Chief Financial Officer