Form 10-K
period 2012-12-31
WSFS FINANCIAL CORP
filed 2013-03-18
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-16668

WSFS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2866913
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Delaware Avenue,

Wilmington, Delaware 19801

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (302) 792-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value 6.25% Senior Notes Due 2019	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on NASDAQ as of June 30, 2012 was $320,580,531. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

As of March 7, 2013, there were issued and outstanding 8,782,933 Shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2013 are incorporated by reference in Part III hereof.

WSFS FINANCIAL CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which we operate, including an increase in unemployment levels; our level of nonperforming assets; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates which may increase funding costs and reduce earning asset yields thus reducing margin; increases in benchmark rates would also increase debt service requirements for customers whose terms include a variable interest rate, which may negatively impact the ability of borrowers to pay as contractually obligated; changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations being issued in accordance with this statute and potential expenses and elevated capital levels associated therewith; possible additional loan losses and impairment of the collectability of loans; possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations, may have an adverse effect on business; possible rules and regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact our business model or products and services; possible stresses in the real estate markets, including possible continued deterioration in property values that affect the collateral value underlying our real estate loans; our ability to expand into new markets, develop competitive new products and services in a timely manner, and to maintain profit margins in the face of competitive pressures; possible changes in consumer and business spending and saving habits could affect our ability to increase assets and to attract deposits; our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, and regulatory and compliance risk; the effects of increased competition from both banks and non-banks; the effects of geopolitical instability and risks such as terrorist attacks; the effects of weather and natural disasters such as floods, droughts, wind, tornados and hurricanes, and the effects of man-made disasters; possible changes in the speed of loan prepayments by our customers and loan origination or sales volumes; possible acceleration of prepayments of mortgage-backed securities (“MBS”) due to low interest rates, and the related acceleration of premium amortization on prepayments on MBS due to low interest rates, and the related acceleration of premium amortization on those securities; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties. Such risks and uncertainties are discussed herein, including under the heading “Risk Factors,” and in other documents filed by us with the Securities and Exchange Commission from time to time. Forward looking statements are as of the date they are made, and we do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us.

PART I

ITEM 1. BUSINESS

OUR BUSINESS

WSFS Financial Corporation (“WSFS,” the “Company” or “we”) is parent to Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), the seventh oldest bank and trust company in the United States continuously operating under the same name. A fixture in Delaware and contiguous areas of neighboring states community, WSFS Bank has been in operation for 181 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest independent bank or thrift holding company headquartered and operating in the State of Delaware, one of the top commercial lenders in the state, the third largest bank in terms of Delaware deposits and among the top trust companies in the country. For the seventh year in a row, our Associates (what we call our employees) ranked us a “Top Workplace” in Delaware and for the second year in a row the Delaware News Journal’s readers voted us the “Top Bank” in the state. We state our mission simply: We Stand For Service.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.2 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 51 offices located in Delaware (42), Pennsylvania (7), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches.

We offer trust and wealth management services through Christiana Trust, Cypress Capital Management, LLC (Cypress), WSFS Investment Group brokerage and our Private Banking group. The Christiana Trust division of WSFS Bank provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada and has over $17 billion in assets under administration. These services are provided to individuals and families as well as corporations and institutions. Christiana Trust provides these services to customers locally, nationally and internationally taking advantage of its branch facilities in Delaware and Nevada. Cypress is an investment advisory firm that manages nearly $600 million of portfolios for individuals, trusts, retirement plans and endowments. WSFS Investment Group, Inc. markets various third-party insurance products and securities through the Bank’s retail banking system.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $444 million in vault cash in more than 13,000 ATMs nationwide. They also provide online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 440 ATMs for WSFS Bank, which owns by far, the largest branded ATM network in Delaware.

WSFS POINTS OF DIFFERENTIATION

While all banks offer similar products and services, we believe that WSFS, through its service model, has set itself apart from other banks in our market and the industry in general. In addition, community banks such as WSFS have been able to distinguish themselves from large national or international banks that fail to provide their customers with the service levels, responsiveness and local decision making they want. The following factors summarize what we believe are our points of differentiation.

Building Associate Engagement and Customer Advocacy

Our business model is built on a concept called Human Sigma, which we have implemented in our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners”. The Human Sigma model, identified by Gallup, Inc., begins with Associates who have taken ownership of their jobs and therefore perform at a higher level. We invest significantly in recruitment, training, development and talent management as our Associates are the cornerstone of our model. This strategy motivates Associates, and unleashes innovation and productivity to engage our most valuable asset, our customers, by providing them with Stellar Service experiences. As a result, we build Customer Advocates, or customers who have developed an emotional attachment to the Bank. Research studies continue to show a direct link between Associate engagement, customer advocacy and a company’s financial performance.

Surveys conducted for us by Gallup, Inc. indicate:

•

Our Associate Engagement scores consistently rank in the top quartile of companies polled. In 2012 our engagement ratio was 17.3:1, which means there were 17.3 engaged Associates for every disengaged Associate. This compares to a 2.6:1 ratio in 2003 and a national average of 1.53:1. Gallup, Inc. defines “world-class” as 8.8:1.

•

Our customer advocacy scores rank in the top 10% of companies. In 2012, 48% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “I can’t imagine a world without WSFS” and nearly 71% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “WSFS is the perfect bank for me.”

By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2012, for the fourth year in a row, we were recognized by The Wilmington News Journal as a “Top Work Place” for large corporations in the State of Delaware. Also in 2012, a News Journal survey of its readers also ranked us the “Top Bank” in Delaware, indicating the strength of our focus on customer service.

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

Strong Market Demographics

Delaware is situated in the middle of the Washington, DC—New York corridor which includes the urban markets of Philadelphia and Baltimore. The state benefits from this urban concentration as well as from a unique political, legal, tax and business environment. Additionally, Delaware is one of only eight states with a AAA bond rating from the three predominant rating agencies. Delaware’s rate of unemployment, median household income and rate of population growth all compare favorably to national averages.

(Most recent available statistics)	Delaware	National Average
Unemployment (For December 2012) (1)	6.9%	7.8%
Median Household Income (2007-2011) (2)	$59,317	$52,762
Population Growth (2010-2012) (3)	2.1%	1.7%

(1)	Bureau of Labor Statistics, Economy at a Glance;
(2)	U.S. Census Bureau, State & County Quick Facts;
(3)	U.S. Census Bureau, Population Estimates

Balance Sheet Management

We put a great deal of focus on actively managing our balance sheet. This manifests itself in:

•

Prudent capital levels.  Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2012, our tangible common equity ratio was 7.72%. All regulatory capital levels for WSFS Bank maintained a meaningful cushion above well-capitalized levels. WSFS Bank’s Tier 1 capital ratio was 13.04% as of December 31, 2012, more than $229 million in excess of the 6% “well-capitalized” level, and our total risk-based capital ratio was 14.29%, more than $140 million above the “well-capitalized” level of 10.00%.

•

Disciplined lending.  We maintain discipline in our lending, including planned portfolio diversification. Additionally, we take a proactive approach to identifying trends in our business and lending market and have responded to areas of concern. In 2010, we increased our portfolio monitoring and reporting sophistication and hired additional senior credit administration and asset disposition professionals to manage our portfolio. As a result we improved all criticized, classified and nonperforming loans to 52.5% Tier 1 capital plus ALLL from 84.8% at December 31, 2011. We diversify our loan portfolio to limit our exposure to any single type of credit. Such discipline supplements careful underwriting and the benefits of knowing our customers.

•

Focus on credit quality.  We seek to minimize credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing some marginal income. Our investment securities portfolio consists of nearly all AAA-rated credits. Our philosophy and pre-purchase due diligence has allowed us to avoid the significant investment write-downs taken by many of our bank peers (only $86,000 of other-than-temporary impairment charges recorded during this economic cycle).

However, we have been subject to many of the same pressures facing the banking industry. The extended recession negatively impacted our customers and, as a result, impacted our credit quality and our interest rates. In a time where interest rates are declining we increased wealth management income, lending growth and customer funding growth. During 2012, we successfully completed our asset strategies associated with improving our asset quality, which we refer to as our Asset Strategies, which included a bulk sale of $42.7 million of problem loans. This was in addition to numerous other asset disposition efforts accomplished throughout the year. As a result, we have seen continued asset quality stabilization and improvement in key asset quality indicators.

Disciplined Capital Management

We understand that our capital (or stockholders’ equity) belongs to our stockholders. They have entrusted this capital to us with the expectation that it will earn an appropriate return relative to the risk we take. Mindful of this balance, we prudently, but aggressively, manage our capital.

Strong Performance Expectations and Alignment with Shareholder Priorities

We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA), return on equity (ROE) and earnings per share (EPS) growth. Management incentives are, in large part, based on driving performance in these areas. More details on management incentive plans are included in our proxy statement.

During 2009 to 2011 in particular, we invested in building our company in the wake of significant local market disruption. During these years we increased commercial lenders by 40%, added, relocated or renovated over 40% of our branch network and successfully completed the acquisition of Christiana Bank & Trust. This enhanced our franchise and provided significant growth opportunities. However, the rate of our earnings growth was also impacted. As we entered into 2012, we reached the end of this strategic investment stage and have turned our focus to optimizing these ample investments and growing our bottom line, while continuing to improve asset quality.

Growth

Our successful long-term trend in lending and deposit gathering, along with the success of our Wealth Management Group at growing assets under administration, has been the result of a focused strategy that provides the service, responsiveness and careful execution in a consolidating marketplace. We plan to continue to grow by:

•

Developing talented, service-minded Associates. We have successfully recruited Associates with strong ties to, and the passion to serve, their communities to enhance our service in existing markets and provide a strong start in new communities. We also focus efforts on developing talent and leadership from our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS.

•	Embracing the Human Sigma concept. We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.

•	Development of new products through innovation and utilization of new technologies.

•	Continuing strong growth in commercial lending by:

•	Offering local decision making by seasoned banking professionals.

•	Executing of our community banking model that combines Stellar Service with the banking products and services our business customers’ demand.

•	Adding seasoned lending professionals that have helped us win customers in our Delaware and southeastern Pennsylvania markets.

•	Aggressively growing deposits. We have energized our retail branch strategy by combining Stellar Service with an expanded and updated branch network. We plan to continue to grow by:

•	Offering products through an expanded and updated branch network.

•	Providing a Stellar Service experience to our customers.

•	Further expanding our commercial customer relationships with deposit and cash management products.

•	Finding creative ways to build deposit market share such as targeted marketing programs.

•	Selectively opening new branches, including in specific southeastern Pennsylvania locations.

•

Seeking strategic acquisitions. Over the next several years we expect our growth will be approximately 80% organic and 20% through acquisition, although each year’s growth will reflect the opportunities available to us at the time.

•

Exploring new niche businesses and continuing to expand existing niche businesses such as Cash Connect. We are an organization with an entrepreneurial spirit and are open to the risk/reward proposition that comes with such businesses.

Values

Our values address integrity, service, accountability, transparency, honesty, growth and desire to improve. They are the core of our culture, they make us who we are and we live them every day.

At WSFS we:

•	Do the right thing.

•	Serve others.

•	Are open and candid.

•	Grow and improve.

Results

Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our stockholders. Since 2007, our commercial loans have grown from $1.6 billion to $2.2 billion, a strong 9% compound annual growth rate (CAGR). Over the same period, customer funding has grown from $1.5 billion to $3.1 billion, a 20% CAGR. More importantly, over the last decade, stockholder value has increased at a far greater rate than our banking peers. An investment of $100 in WSFS stock in 2002 would be worth $128 at December 31, 2012. By comparison, $100 invested in the Nasdaq Bank Index in 2002 would be worth $84 at December 31, 2012.

SUBSIDIARIES

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. (“Montchanin”) and one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”).

WSFS Bank has two wholly owned subsidiaries, WSFS Investment Group, Inc. and Monarch Entity Services, LLC (“Monarch”). WSFS Investment Group, Inc., markets various third-party investment and insurance products such as single-premium annuities, whole life policies and securities, primarily through our retail banking system and directly to the public. Monarch offers commercial domicile services which include providing employees, directors, sublease of office facilities and registered agent services in Delaware and Nevada.

Montchanin provides asset management services and has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). Cypress is a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions with $597 million in assets under management at December 31, 2012.

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

INVESTMENT ACTIVITIES

At December 31, 2012, our total available-for-sale securities portfolio had a fair value of $907.5 million. Our strategy has been to minimize credit risk in our securities portfolio.

The portfolio is comprised of:

•	$47.0 million in federal agency debt securities with maturities of five years or less.

•

$857.8 million of government sponsored entity (“GSE”) MBS. Of these, $259.4 million are collateralized mortgage obligations (“CMOs”) and $598.4 million are GSE MBS with 10 to 30 year original final maturities.

•	With the exception of two bonds, all bonds purchased are senior class and were rated AAA at purchase.

Our short-term investment portfolio is intended to keep our funds fully employed at a reasonable after-tax return, while maintaining acceptable credit, market and interest-rate risk limits, and providing the appropriate level of liquidity. In addition, our short-term taxable investments provide collateral for various Bank obligations. Our short-term municipal securities provide for a portion of our Community Reinvestment Act “CRA”

investment program compliance. The amortized cost of investment securities and short-term investments by category stated in dollar amounts and as a percent of total assets, follow:

	At December 31,
	2012		2011		2010
	Amount	Percent of Assets	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in Thousands)
Held-to-Maturity:
State and political subdivisions	$—	—%	$—	—%	$219	—%

Available-for-Sale:
Reverse mortgages (obligation)	(457)	—	(646)	—	(686)	—
U.S. government and agencies	46,726	1.0	38,776	0.9	49,691	1.2
State and political subdivisions	3,120	0.1	4,159	0.1	2,879	0.1
Collaterlized mortgage obligations (1)	251,848	5.8	323,980	7.6	490,946	12.4
Federal National Mortgage Association (“FNMA”)	396,910	9.1	320,019	7.5	89,226	2.3
Federal Home Loan Mortgage Corporation (“FHLMC”)	58,596	1.3	93,305	2.2	43,970	1.1
Government National Mortgage Association (“GNMA”)	129,288	3.0	60,991	1.4	65,849	1.7

	886,031	20.3	840,584	19.7	741,875	18.8

Trading:
Collateralized mortgage obligations	12,590	0.3	12,432	0.3	12,183	0.3

Short-term investments:
Interest-bearing deposits in other banks	631	—	9	—	254	—

	$899,252	20.6%	$853,025	20.0%	$754,312	19.1%

(1)	Includes GSE CMOs available-for-sale

During 2012, $770.0 million of investment securities classified as available-for-sale were sold for a net gain on sale of $21.3 million. A portion of these sales were the result of the completion of the Asset Strategies undertaken during the second quarter and were mainly due to maintaining the capital and earnings neutrality of these efforts. In 2011, $335.9 million of investment securities classified as available-for-sale were sold for a net gain on sale of $4.9 million. In 2010, proceeds from the sale of investment securities totaled $154.7 million with a net gain on sale of $782,000. In 2012, investment securities totaling $475,000 were called by their issuers, all of which were obligations of state and political subdivisions. Investment securities totaling $719,000 were called by their issuers in 2011 and investment securities totaling $720,000 were called by their issuers in 2010, and, again, were all obligations of state and political subdivisions. The cost basis for each investment security sale was based on the specific identification method. At December 31, 2012, MBS with a fair value of $440.0 million were pledged as collateral, mainly for retail customer repurchase agreements and municipal deposits.

The following table shows the terms to maturity and related weighted average yields of investment securities and short-term investments at December 31, 2012. Substantially all of the related interest and dividends represent taxable income.

	At December 31, 2012
	Amount	Weighted Average Yield (1)
	(Dollars in Thousands)
Available-for-Sale:
Reverse Mortgages (2):
Within one year	$(457)	N/A

State and political subdivisions (3):
Within one year	435	4.20%
After one but within five years	695	4.30
After five but within ten years	1,990	2.11

	3,120	2.89

U.S. Government and agencies:
Within one year	18,566	0.96
After one but within five years	28,160	0.63

	46,726	0.76

MBS:
After five but within ten years	319,113	2.15
Over ten years	517,529	2.01

	836,642	2.21

Total debt securities, available-for-sale	886,031	1.95

Trading:
Over ten years	12,590	3.10

Total debt securities	898,621	2.08

Short-term investments:
Interest-bearing deposits in other banks	631	0.17

Total debt securities and short-term investments	$899,252	2.08%

(1)	Reverse mortgages have been excluded from weighted average yield calculations because income can vary significantly from reporting period to reporting period due to the volatility of factors used to value the portfolio.
(2)	Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.
(3)	Yields on obligations of state and political subdivisions are not calculated on a tax-equivalent basis since the effect would be immaterial.

CREDIT EXTENSION ACTIVITIES

Over the past several years we have focused on growing the more profitable segments of our loan portfolio. Our current lending activity is concentrated on lending to small- to mid-sized businesses in the mid-Atlantic region of the United States, primarily in Delaware, contiguous counties in Pennsylvania, Maryland and New Jersey and Virginia. Since 2008, our commercial and industrial (“C&I”) loans have increased by $532.2 million, or 56%. Our C&I loans, including owner-occupied commercial real estate loans, accounted for approximately 54% of our loan portfolio in 2012 compared to 39% in 2008. Based on current market conditions, we expect our focus on growing C&I loans to continue into 2013 and beyond.

The following table shows the composition of our loan portfolio at year-end for the last five years.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Types of Loans
Commercial real estate:
Commercial mortgage	$631,365	23.2%	$626,739	23.1%	$625,379	24.2%	$524,380	21.2%	$558,979	22.9%
Construction	133,375	4.9	106,268	3.9	140,832	5.5	231,625	9.3	251,508	10.3

Total commercial real estate	764,740	28.1	733,007	27.0	766,211	29.7	756,005	30.5	810,487	33.2
Commercial	704,491	25.9	1,460,812	53.9	1,239,102	48.1	1,120,807	45.2	942,920	38.6
Commercial — owner occupied (1)	770,581	28.3	—		—		—

Total commercial loans	2,239,812	82.3	2,193,819	80.9	2,005,313	77.8	1,876,812	75.7	1,753,407	71.8
Consumer loans:
Residential real estate	243,627	8.9	274,105	10.5	308,857	12.6	348,873	14.4	422,743	17.4
Consumer	289,001	10.6	290,979	10.7	309,722	12.0	300,648	12.1	296,728	12.1

Total consumer loans	532,628	19.5	565,084	21.2	618,579	24.6	649,521	26.5	719,471	29.5

Gross loans	$2,772,440	101.8	$2,758,903	102.1	$2,623,892	102.4	$2,526,333	102.2	$2,472,878	101.3
Less:
Deferred fees (unearned income)	4,602	0.2	3,234	0.1	2,185	0.1	2,098	0.1	129	—
Allowance for loan losses	43,922	1.6	53,080	2.0	60,339	2.3	53,446	2.1	31,189	1.3

Net loans (2)	$2,723,916	100.0%	$2,702,589	100.0%	$2,561,368	100.0%	$2,470,789	100.0%	$2,441,560	100.0%

(1)	Prior to 2012 owner occupied commercial loans were included in commercial loan balances.
(2)	Excludes $12,758, $10,185, $14,522, $8,366 and $2,275 of residential mortgage loans held-for-sale at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

The following table shows the remaining time until our loans mature. The first table details the total loan portfolio by type of loan. The second table details the total loan portfolio by those with fixed interest rates and those with adjustable interest rates. The tables show loans by remaining contractual maturity. Loans may be pre-paid, so the actual maturity may be earlier than the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the Less than One Year category.

	Less than One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial mortgage loans	$135,032	$351,075	$145,258	$631,365
Construction loans	52,304	59,377	21,694	133,375
Commercial loans	451,351	676,564	347,157	1,475,072
Residential real estate loans (1)	15,902	35,412	192,313	243,627
Consumer loans	37,220	46,953	204,828	289,001

	$691,809	$1,169,381	$911,250	$2,772,440

Rate sensitivity:
Fixed	$117,474	$436,722	$214,956	$769,152
Adjustable (2)	574,335	732,659	696,294	2,003,288

Gross loans	$691,809	$1,169,381	$911,250	$2,772,440

(1)	Excludes loans held-for-sale.
(2)	Includes hybrid adjustable-rate mortgages.

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

We offer commercial real estate mortgage loans on multi-family properties and on other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.

Our commercial mortgage portfolio was $631.4 million at December 31, 2012. This portfolio is generally diversified by property type, with no type representing more than 30% of the portfolio. The largest type is retail-related (shopping centers, malls and other retail) with balances of $189.6 million. The average loan size of a loan in the commercial mortgage portfolio is $756,000 and only 25 loans are greater than $5 million, with two loans greater than $10 million. Management continues to monitor this portfolio closely through this economic cycle.

We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are made on a short-term basis, usually not exceeding two years, with interest rates indexed to our WSFS prime rate, the “Wall Street” prime rate or London InterBank Offered Rate (“LIBOR”), in most cases, and are adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each credit, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2012, $174.1 million was committed for construction loans, of which $133.4 million, or less than 5% of gross loans, was outstanding. Residential construction and land development (“CLD”), one of the hardest-hit sectors through this economic cycle, represented only $54.2 million or 2% of the loan portfolio. Our commercial CLD portfolio was only $28.3 million, or 1% of total loans, and our “land hold” loans, which are land loans not currently being developed, were only $25.4 million, or less than 1% of total loans, at December 31, 2012.

Commercial and industrial and owner occupied commercial loans make up the remainder of our commercial portfolio and include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These loans generally range in amounts of up to $25 million (with a few loans higher) with an average balance in the portfolio of $354,000 and terms ranging from less than one year to seven years. The loans generally carry variable interest rates indexed to our WSFS prime rate, national prime rate or LIBOR, at the time of closing.

As of December 31, 2012, our commercial and industrial and owner occupied commercial loan portfolios were $1.5 billion and represented 53% of our total loan portfolio. These loans are diversified by industry, with no industry representing more than 10% of the portfolio. There has been some weakness in this portfolio, primarily from smaller credits with most of these loans well below $1 million. This weakness was mainly in the small business sector which has been affected by the prolonged economic downturn.

Federal law limits the extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $70.7 million), or 25% if the difference is secured by collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2012, no borrower had collective outstandings exceeding these legal lending limits. Only seven commercial relationships, when all loans related to the relationship are combined, reach outstanding balances in excess of $25.0 million.

Residential Real Estate Lending.

Generally, we originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. We do not have any significant concentrations of such insurance with any one insurer. On a very limited basis, we originate or purchase loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2012, the balance of all such loans was approximately $2.5 million.

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

The majority of our adjustable-rate, residential real estate loans have interest rates that adjust yearly after an initial period. Typically, the change in rate is limited to two percentage points at each adjustment date. Adjustments are generally based upon a margin (currently 2.75% for U.S. Treasury index; 2.50% for LIBOR index) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board.

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

In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically one year. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. We had no repurchases during the years ended December 31, 2012, 2011 and 2010.

We have a limited amount of loans originated as subprime loans, $8.9 million, at December 31, 2012 (less than 0.5% of total loans) and no negative amortizing loans or interest-only first mortgage loans.

Consumer Lending.

Our primary consumer credit products (excluding 1st mortgage loans) are home equity lines of credit and equity-secured installment loans. At December 31, 2012, home equity lines of credit outstanding totaled $195.9 million and equity-secured installment loans totaled $59.1 million. In total, these product lines represent 88.2% of total consumer loans. Some home equity products grant a borrower credit availability of up to 100% of the appraised value (net of any senior mortgages) of their residence. Maximum loan to value (“LTV”) limits are 80% for primary residences and 75% for all other properties. At December 31, 2012, we had total commitments to extend $342.7 million in home equity lines of credit. Home equity lines of credit offer customers potential Federal income tax advantages, the convenience of checkbook access, revolving credit features for a portion of the loan’s life and are typically more attractive in the current low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. The risk on products like home equity loans is mitigated as they amortize over time.

Prior to 2009, we had not observed any significant adverse experience on home equity lines of credit or equity-secured installment loans but delinquencies and net charge-offs on these products have increased over the past few years, mainly as a result of the deteriorating economy, job losses and declining home values.

The following table shows our consumer loans at year-end, for the last five years.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans
	(Dollars in Thousands)
Equity secured installment loans	$59,091	20.4%	$74,721	25.7%	$82,188	26.5%	$102,727	34.2%	$131,550	44.3%
Home equity lines of credit	195,936	67.8	192,917	66.3	205,244	66.3	177,407	59.0	141,678	47.8
Automobile	1,450	0.5	1,011	0.3	1,097	0.4	1,135	0.4	1,134	0.4
Unsecured lines of credit	9,197	3.2	8,378	2.9	7,758	2.5	7,246	2.4	6,779	2.3
Other	23,327	8.1	13,952	4.8	13,435	4.3	12,133	4.0	15,587	5.2

Total consumer loans	$289,001	100.0%	$290,979	100.0%	$309,722	100.0%	$300,648	100.0%	$296,728	100.0%

Loan Originations, Purchases and Sales.

We engage in traditional lending activities primarily in Delaware and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the United States. We have purchased limited amounts of loans from outside our normal lending area when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential real estate loans through our banking offices.

During 2012, we originated $208.1 million of residential real estate loans. This compares to originations of $238.8 million in 2011. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. In 2012 there were no such purchases. During 2011, purchases of residential real estate loans from correspondents and brokers, primarily in the mid-Atlantic region totaled $2.3 million. Residential real estate loan sales totaled $176.1 million in 2012 and $107.4 million in 2011. We sell certain newly originated mortgage loans in the secondary market primarily to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies.

At December 31, 2012, we serviced approximately $144.0 million of residential mortgage loans for others, compared to $176.1 million at December 31, 2011. We also serviced residential mortgage loans for our own portfolio totaling $243.6 million and $274.1 million at December 31, 2012 and 2011, respectively.

We originate commercial real estate and commercial loans through our commercial lending division. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2012, we originated $901.9 million of commercial and commercial real estate loans compared to $897.6 million in 2011. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial real estate loan portfolio, typically through loan participations. Commercial real estate loan sales totaled $1.0 million and $4.6 million in 2012 and 2011, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans.

Our consumer lending activity is conducted mainly through our branch offices. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.

During 2006, we began to offer government insured reverse mortgages to our customers. Our activity has been limited to acting as a correspondent originator for these loans. During 2012 we originated, and sold, $3.6 million in reverse mortgages compared to $8.8 million during 2011.

All loans to one borrowing relationship exceeding $3.5 million must be approved by the Senior Management Loan Committee (“SLC”). The Executive Committee of the Board of Directors reviews the minutes of the SLC meetings. They also approve individual loans exceeding $5 million for customers with less than one year of significant loan history with the Bank and loans in excess of $7.5 million for customers with established borrowing relationships. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a “House Limit” to one borrowing relationship of $25 million. In rare circumstances, we will approve exceptions to the “House Limit” and our policy allows for only ten such relationships. Currently we have seven relationships exceeding this limit. Those seven relationships were approved to exceed the “House Limit” because of a combination of: the relationship contained several loans/borrowers that have no economic relationship (typically real estate investors with amounts diversified across a number of properties); the credit profile was deemed strong; and a long relationship history with the borrower(s).

Fee Income from Lending Activities.

We earn fee income from lending activities, including fees for originating loans, servicing loans and selling loan participations. We also receive fee income for making commitments to originate construction, residential and commercial real estate loans. Additionally, we collect fees related to existing loans which include prepayment charges, late charges, assumption fees and swap fees. In addition, as part of the loan application process, the borrower may pay us for out-of-pocket costs to review the application, whether or not the loan is closed.

Most loan fees are not recognized in our consolidated statements of operations immediately, but are deferred as adjustments to yield in accordance with U.S. generally accepted accounting principles (“GAAP”), and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $2.1 million, $1.2 million, and $671,000 during 2012, 2011, and 2010, respectively. Fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The overall increase in fee income was the result of the growth in certain loan categories during 2012 and 2011.

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

SOURCES OF FUNDS

We manage our liquidity risk and funding needs through our treasury function, Asset/Liability Committee and Investment Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2012, net loan growth resulted in the use of $110.6 million in cash. The loan growth was primarily due to our continued success increasing corporate and small business lending. We expect this trend to continue. While our loan-to-deposit ratio had been well above 100% for many years, during the past three years we made significant progress in decreasing this ratio through increased deposit growth. As a result of this growth, our loan-to-total customer funding ratio at December 31, 2012 was 87%, exceeding our 2012 strategic goal of 100%. We have significant experience managing our funding needs through both borrowings and deposit growth.

As a financial institution, we have access to several sources of funding. Among these are:

•	Deposit growth

•	Brokered deposits

•	Borrowing from the Federal Home Loan Bank (“FHLB”)

•	Federal Reserve Discount Window access

•	Other borrowings such as repurchase agreements

•	Cash flow from securities and loan sales and repayments

•	Net income

Our recent branch expansion and renovation program has been focused on expanding our retail footprint in Delaware and southeastern Pennsylvania and attracting new customers in part to provide additional deposit growth. Customer deposit growth (deposits excluding brokered CDs) was strong, equaling $256.8 million, or 9%, during 2012.

Deposits

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

The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2012:

Maturity Period	December 31, 2012
(In Thousands)
Less than 3 months	$119,576
Over 3 months to 6 months	45,819
Over 6 months to 12 months	63,095
Over 12 months	65,747

$294,237

Federal Home Loan Bank Advances

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), we are able to obtain FHLB advances. Outstanding advances from the FHLB of Pittsburgh had rates ranging from 0.17% to 4.45% at December 31, 2012. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. We are required to purchase and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 4.60% of our borrowings from them, plus 0.35% of our member asset value. As of December 31, 2012, our FHLB stock investment totaled $31.2 million.

At December 31, 2012, we had $376.3 million in FHLB advances with a weighted average rate of 0.57%. During December 2012 we prepaid $125 million in FHLB advances with an average rate of 2.63% and recorded a prepayment penalty of $3.7 million.

We received no dividends from the FHLB of Pittsburgh during 2011 or 2010. However the FHLB repurchased $1.8 million of its capital stock in both 2011 and 2010. Additionally, in February of 2012 the FHLB of Pittsburgh declared and began to pay a dividend on capital stock. The FHLB also approved additional repurchases of capital stock during the first quarter of 2012. At December 31, 2012, repurchases totaled $4.6 million.

The FHLB of Pittsburgh is rated AA+, has a very high degree of government support and was in compliance with all regulatory capital requirements as of December 31, 2012. Based on these and other factors, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of December 31, 2012.

Trust Preferred Borrowings

In 2005, the Trust issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2012 and 2011, we purchased federal funds as a short-term funding source. At December 31, 2012, we had purchased $85.0 million in federal funds at an average rate of 0.27%, compared to $25.0 million in federal funds at a rate of 0.38% at December 31, 2011.

During 2012, we sold securities under agreements to repurchase as a funding source. At both December 31, 2012 and 2011, we had sold $25.0 million of securities sold under agreements to repurchase with a fixed rate of 2.98% and a scheduled maturity of January 1, 2015. The underlying securities were MBS with a book value of $41.1 million as of December 31, 2012.

Temporary Liquidity Guarantee Program Debt

In 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced the Temporary Liquidity Guarantee Program (“TLGP”), to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. In 2009, we completed an offering of $30.0 million of qualifying senior bank notes covered by the TLGP. These borrowings matured and were repaid in February 2012.

Senior Debt

On August 27, 2012, we completed the issuance and sale of $55.0 million aggregate principal amount of 6.25% Senior Notes due 2019 (the “Senior Debt”) at a price to the public of 100% of the aggregate principal amount. The Senior Debt is an unsecured senior debt obligation and ranks equally with all of our other present and future unsecured, unsubordinated obligations. Interest payments on the Senior Debt are due quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, and began on December 1, 2012.

PERSONNEL

As of December 31, 2012, we had 763 full-time equivalent Associates (employees). Our Associates are not represented by a collective bargaining unit. We believe our relationship with our Associates is very good, as evidenced by being named a “Top Workplace” by an independent survey of our Associates for the last seven years.

REGULATION

Overview

We are subject to extensive federal and state banking laws, regulations, and policies that are intended primarily for the protection of depositors, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not for the protection of our other creditors and stockholders. Historically, we and the bank have been examined, supervised and regulated primarily by the Office of Thrift Supervision (“OTS”). Effective July 21, 2011, portions of the OTS were merged into the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve. The OCC became the Bank’s primary regulator and the Federal Reserve became the Company’s primary regulator.

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

In 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The new law also established an independent federal consumer protection bureau within the Federal Reserve. The following discussion summarizes significant aspects of the new law that may affect us. Certain significant implementing regulations have not been finalized and therefore we cannot yet determine the full impact on our business and operations.

The following aspects of the Dodd-Frank Act are related to the operations of our Bank:

•	The OTS was merged into the OCC and the Federal Reserve and the federal savings association charter has been preserved under OCC jurisdiction.

•

An independent Consumer Financial Protection Bureau has been established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Depository institutions of less than $10 billion in total assets, like our Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

•	Deposit insurance had been permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts expired on December 31, 2012.

•	The deposit insurance assessment base has been changed to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base. However, the FDIC was directed to offset the effect of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act are related to the operations of our Company:

•	Authority over savings and loan holding companies has been transferred to the Federal Reserve.

•

Leverage capital requirements and risk-based capital requirements applicable to depository institutions and bank holding companies have been extended to savings and loan holding companies following a five year grace period.

•

The Federal Deposit Insurance Act (“FDIA”) was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•

The Federal Reserve can require a grandfathered unitary savings and loan holding company that conducts commercial or manufacturing activities or other nonfinancial activities in addition to financial activities to conduct all or part of its financial activities in an intermediate savings and loan holding company.

•

Public companies will be required to provide their shareholders with a nonbinding vote (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	Additional provisions, including some not specifically aimed at savings associations and savings and loan holding companies, nonetheless may have an impact on us.

Some of these provisions have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. We expect that the Dodd-Frank Act will continue to increase our operating and compliance costs. Specific impacts of the Dodd-Frank Act on our current activities or new financial activities will become evident in the future, and our financial performance and the markets in which we operate will continue to depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act continue to be subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers, or the financial industry in general.

Proposed Changes to Regulatory Capital Requirements

In June 2012, the federal banking agencies issued a global series of proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III.” The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The proposed new capital requirements would apply to all banks, savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. It is unclear whether, if, or in what form Basel III will be adopted. A summary of the proposed regulatory changes is described below.

•

New and Increased Capital Requirements. The proposed rules would establish a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies would be required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets by 2015. Additionally, the proposed regulations would increase the required ratio of Tier I Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier I Capital would consist of Common Equity Tier I Capital plus Additional Tier I Capital which would include non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities would qualify as Additional Tier I Capital but could be included in Tier II Capital along with qualifying subordinated debt. The proposed regulations would also require a minimum Tier I leverage ratio of 4% for all institutions. The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

•

Capital Buffer Requirement. In addition to increased capital requirements, depository institutions and their holding companies may be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement would be phased in over a four-year period beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier I Capital, 8.5% Tier I Capital and 10.5% Total Capital on a fully phased-in basis.

•

Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier I Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

•

Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital. Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss (“NOL”) carrybacks would continue to be deducted but deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier I Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions would now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier I Capital subject to a 15% of Common Equity Tier I Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier I Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier I Capital, the excess must be deducted.

•

Changes in Risk-Weightings. The proposed rules would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The proposal would also change the risk-weighting for residential mortgages and would create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

Regulation of the Company

General. We are a registered savings and loan holding company and historically have been subject to the regulation, examination, supervision and reporting requirements of the OTS. As result of the Dodd-Frank Act, effective July 21, 2011, all of the regulatory functions related to us, as a savings and loan holding company that had been under the jurisdiction of the OTS, transferred to the Federal Reserve.

We are also a public company subject to the reporting requirements of the United States Securities and Exchange Commission (the “SEC”). The filings we make with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available on the investor relations page of our website at www.wsfsbank.com.

Sarbanes-Oxley Act of 2002. The SEC has promulgated regulations pursuant to the Sarbanes-Oxley Act of 2002 (the “Act”). The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations has increased our expenses.

Restrictions on Acquisitions. Federal law generally prohibits a savings and loan holding company, without prior regulatory approval, from acquiring control of all, or substantially all, of the assets of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of a savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve.

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

Safe and Sound Banking Practices. Savings and loan holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. For example, the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve Board can assess civil money penalties for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

Source of Strength. In accordance with FDOA, we are expected to act as a source of financial and managerial strength to the Bank. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it.

The Dodd-Frank Act has added additional guidance regarding the source of strength doctrine and has directed the regulatory agencies to promulgate regulations to increase the capital requirements for holding companies to a level that matches those of banking institutions.

Dividends. The principal source of the holding company’s cash is from dividends from the Bank. Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve Board that holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve Board’s policy statement.

In 2009, the Federal Reserve Board issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by holding companies. In this letter, the Federal Reserve Board stated that when a holding company’s board of directors is deciding on the level of dividends to declare, it should consider, among other things, the following factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) level, composition, and quality of capital; and (ix) ability to raise additional equity capital in prevailing market and economic conditions (the “Dividend Factors”). It is particularly important for a holding company’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring, or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated. The Federal Reserve Board further stated that, as a general matter, a holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the holding company is operating in an unsafe and unsound manner.

Additionally, as discussed above, the Federal Reserve Board possesses enforcement powers over savings and loan holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and savings and loan holding companies.

Regulation of WSFS Bank

General. As a federally chartered savings institution, historically, the Bank was subject to regulation by the OTS. On July 21, 2010, regulation of the Bank shifted to OCC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

Transactions with Affiliates; Tying Arrangements. The Bank is subject to certain restrictions in its dealings with us and our affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act, with additional limitations found in Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association, generally, is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that is commonly controlled by an affiliate or a bank or savings association. In a holding company context, the parent holding company of a savings association (such as “the Company”) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate that engages in any activity impermissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. The Home Owners’ Loan Act also prohibits the Bank or its subsidiaries from purchasing shares of an affiliate that is not a subsidiary or extending credit to an affiliate engaged in activities that are not permissible for bank holding companies.

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

The capital rule defines Tier 1 or core capital as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits of mutual institutions and “qualifying supervisory goodwill,” less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets except for limited amounts of mortgage servicing assets. The capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2012, the Bank was in compliance with both the core and tangible capital requirements.

The risk weights assigned by the risk-based capital regulation range from 0% for cash and U.S. government securities to 100% for consumer and commercial loans, non-qualifying mortgage loans, property acquired through foreclosure, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, non-withdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, general loan loss allowances up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution’s reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2012, the Bank was in compliance with the risk-based capital requirements.

Dividend Restrictions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions that are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to (i) increase the maximum deposit insurance amount from $100,000 to $250,000, and (ii) extend the unlimited deposit insurance coverage for noninterest-bearing transaction accounts through December 31, 2012.

On December 31, 2012, prior to its expiration, all funds in a noninterest-bearing transaction account were insured in full by the FDIC from December 27, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

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

In 2011, the FDIC issued a final rule to implement changes to its assessment base used to determine risk-based premiums for insured depository institutions as required under the Dodd-Frank Act and also changed the risk-based pricing system necessitated by changes to the assessment base. These changes took effect for the quarter beginning April 1, 2011. Under the revised system, the assessment base was changed to equal average consolidated total assets less average tangible equity. Institutions other than large and highly complex institutions are placed in one of four risk categories.

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

Federal Reserve System. Pursuant to regulations of the Federal Reserve, a savings institution must maintain reserves against their transaction accounts. As of December 31, 2012, no reserves were required to be maintained on the first $12.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $67.1 million of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

ITEM 1A. RISK FACTORS

Investing in our securities involves risks. You should carefully consider the following risks, in addition to the other information in this report, before deciding to invest in our securities.

Risks Related to WSFS

The prolonged deep recession, difficult market conditions and economic trends have adversely affected our industry and our business and may continue to do so.

We are particularly exposed to downturns in the Delaware, mid-Atlantic and overall U.S. economy and housing markets. Continued declines in the housing market combined with a weak economy and elevated unemployment, have negatively impacted the credit performance of mortgage, construction and other loans and have resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General flat to downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and debt service capability. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

•	There could be an increase in the number of borrowers unable to repay their loans in accordance with the original terms.

•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

•	We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Our nonperforming assets and problem loans are at an elevated level. Significant increases from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $62.5 million at December 31, 2012, which is a decrease of $29.2 million, or 32%, from the $91.7 million in nonperforming assets at December 31, 2011, primarily the result of the asset sales we executed in the second quarter of 2012. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses which reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings.

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on the general economic conditions in the State of Delaware, southeastern Pennsylvania and northern Virginia, as a large portion of our loans are to customers in this market. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a continuation of the decline in real estate valuations in these markets would lower the value of the collateral securing those loans. In addition, weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect demand for loans, the performance of our borrowers and our financial results.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income.

Our loan portfolio includes a substantial amount of commercial real estate, construction and land development and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial loan portfolio, which includes commercial and industrial loans, commercial real estate loans and construction and land development loans, totaled $2.2 billion at December 31, 2012, comprising 82% of net loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would hurt our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, and the effects of general economic conditions on income-producing properties. A significant portion of our commercial real estate, construction and land development and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily to protect depositors, the public, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not our noteholders or shareholders. Historically, we had been subject to the regulation and supervision of the Office of Thrift Supervision, referred to as the OTS. The Federal Reserve became the primary federal regulator for the Company and the OCC, became the Bank’s primary regulator effective July 21, 2011. The banking laws, regulations and policies applicable to us govern matters ranging from the regulation of certain debt obligations, changes in the control of us and the maintenance of adequate capital to the general business operations conducted by us, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices and the maximum interest rate that may be charged by law.

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

Recent legislative and regulatory actions may have a significant adverse effect on our operations. The Dodd-Frank Act has and will continue to result in sweeping changes in the regulation of financial institutions. As a result of this legislation, we face the following changes, among others:

•	The OTS has been eliminated and the OCC became our Bank’s primary regulator. The federal thrift charter has been preserved under OCC jurisdiction.

•

A new independent Consumer Financial Protection Bureau (“CFPB”) has been established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like our Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•

Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated, subject to various grandfathering and transition rules. Our trust preferred securities may not remain grandfathered under this legislation.

•

Prior federal prohibitions on the payment of interest on demand deposits have been repealed, thereby generally permitting depository institutions to pay interest on all deposit accounts which could increase our interest expense.

•

State law is preempted if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance has been permanently increased to $250,000.

•	Deposit insurance assessment base calculations equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

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

•

The Federal Deposit Insurance Act, referred to as the FDIA, was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

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

•

Pursuant to the Dodd-Frank Act, the CFPB recently issued a final rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements will likely require significant personnel resources and could have a material adverse effect on our operations.

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

In addition to changes resulting from the Dodd-Frank Act, recent proposals published by the Basel Committee on Banking Supervision, or the Basel Committee, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. In July and December 2009, the Basel Committee published proposals relating to enhanced capital requirements for market risk and new capital and liquidity risk requirements for banks. On September 12, 2010, the Basel Committee announced an agreement on additional capital reforms that increases required Tier 1 capital and minimum Tier 1 common equity capital and requires banks to maintain an additional capital conservation buffer during times of economic prosperity. In addition, on June 4, 2012, the Federal Reserve proposed new capital requirements that are consistent with Basel III and, if adopted, could affect our business. If adopted as proposed, the rules will require, among other things, a minimum common equity Tier 1 capital ratio of 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets above the regulatory minimum capital requirement, establishing a minimum common equity Tier 1 ratio plus capital conservation buffer at 7%. In addition, the proposed rules increase the minimum Tier 1 capital requirement from 4% to 6% of risk-weighted assets. The proposed rules also specify that a bank with a capital conservation buffer of less than 2.5% would potentially face limitations on capital distributions and bonus payments to executives. The proposed rules would require a phase-out over a 10-year period of the inclusion of trust preferred securities as a component of Tier 1 capital beginning in 2013. If the proposed rules are adopted as proposed, it could lead to limitations on the dividend payments to us by the Bank or restrict our ability to grow during favorable market conditions or require us to raise additional capital, including through sales of common stock or other securities that may be dilutive to our shareholders. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

We may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect our earnings.

Market developments significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our earnings. The Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35%. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10 billion. The FDIC has not announced how it will implement this offset. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0%, which exceeds the minimum reserve ratio.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution’s total assets minus its tangible equity instead of its deposits. While our FDIC insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act, which was signed into law in 2010. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers. Consequently, our business, results of operations, financial condition or prospects may be materially and adversely affected.

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

We are subject to liquidity risk.

Liquidity is essential to our business, as we use cash to fund loans and investments, other interest-earning assets and deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include customer deposits, Federal Home Loan Bank borrowings, brokered certificates of deposit, sales of loans, repayments to the Bank from borrowers and paydowns and sales of investment securities. If our ability to obtain funds from these sources becomes limited or the costs to us of those funds increases, whether due to factors that affect us specifically, including our financial performance or the imposition of regulatory restrictions on us, or due to factors that affect the capital markets or other events, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to meet our obligations or grow our banking business would be adversely affected and our financial condition and results of operations could be harmed.

The market value of our investment securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying collateral.

As of December 31, 2012, we owned investment securities classified as available-for-sale with an aggregate historical cost of $886.0 million and an estimated fair value of $907.5 million. Future changes in interest rates may reduce the market value of these and other securities.

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

In addition, our securities portfolio is subject to risk as a result of credit quality and the strength of the underlying issuers or their related collateral. Any decrease in the value of the underlying collateral will likely decrease the overall value of our securities, affecting equity and possibly impacting earnings.

Changes in interest rates and other factors beyond our control could have an adverse impact on our earnings.

Our operating income and net income depend to a significant extent on our net interest margin, which is the difference between the interest yields we receive on loans, securities and other interest-earning assets and the interest rates we pay on interest-bearing deposits and other liabilities. The net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental regulatory agencies, including the Federal Reserve.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may prove to be not accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our non-interest income, as a result of reduced demand for residential mortgage loans that we pre-sell.

Our Cash Connect Division relies on multiple financial and operational controls to track and settle the cash it provides to its customers in the ATM industry.

The profitability of Cash Connect is reliant upon its ability to accurately and efficiently distribute, track, and settle large amounts of cash to its customers’ ATMs. This depends on the successful implementation and monitoring of a comprehensive series of financial and operational controls. These controls are designed to help prevent, detect, and recover any potential loss of funds. These controls require the implementation and maintenance of complex proprietary software, the ability to track and monitor an extensive network of armored car companies, and to settle large amounts of electronic funds transfer, or EFT, funds from various ATM networks. It is possible for those associated with armored car companies, ATM networks and processors, ATM operators, or other parties to misappropriate funds belonging to Cash Connect. Cash Connect has experienced such occurrences in the past. It is possible Cash Connect would not have established proper policies, controls or insurance and, as a result, any misappropriation of funds could result in an adverse impact to our earnings.

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

The weak economy, low demand and competition for credit may impact our ability to successfully execute our growth plan. It could adversely affect our business, financial condition, results of operations, reputation and growth prospects. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

We regularly evaluate potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions or other business growth initiatives or undertakings. We may not successfully identify appropriate opportunities, may not be able to negotiate or finance such activities and such activities, if undertaken, may not be successful.

Our Trust and Wealth division derives the majority of its revenue from noninterest income which consists of trust, investment and other servicing fees. This business unit is subject to a number of risks which could impact its earnings or our capital, including operational, compliance, reputational, fiduciary, business and strategic risks.

Our Trust and Wealth division derives the majority of its revenue from noninterest income which consists of trust, investment and other servicing fees. It faces a number of risks. Operational or compliance risk entails inadequate or failed internal processes, people and systems or changes driven by external events. Success in this business segment is highly dependent on reputation. Damage to the division’s or our reputation from negative opinion in the marketplace could adversely impact both revenue and net income. Such results could also be affected by the adverse effects of business decisions made by management or the board, improper implementation of business decisions by management or unexpected external events. Unforeseen or unrecognized developments in the marketplace in which it operates could also negatively affect results.

This business segment is also subject to many other risks and uncertainties including:

•

The health of the national and global economies, soundness of financial institutions and other counterparties with which the division conducts business, changes in trading volumes or in the financial markets in general, including the debt and equity markets or in client portfolios whose values directly impact revenue, the effect of governmental actions on the division, its competitors and counterparties and financial markets such as changes in the regulatory environment and changes in tax laws, accounting requirements or interpretations that affect the division or its clients.

•

Changes in the nature and activities of division’s competition, success in maintaining existing business, success generating new business, identifying and penetrating targeted markets, complying with legal, tax and regulatory requirements, maintaining a business mix with acceptable margins, the continuing ability to generate investment results that satisfy its clients and attract prospective clients, success in recruiting and retaining the necessary personnel to support business growth and maintain sufficient expertise to support complex products and services and management’s ability to effectively address risk management practices and controls, address operating risks including human errors or omissions, pricing or valuation of securities, fraud, system performance, systems interruptions or breakdowns in processes or internal controls, and success in controlling expenses all may have negative impact on operating results.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could negatively impact our results of operations.

Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. At December 31, 2012, we had $33.3 million of goodwill and intangible assets. We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although we have determined that goodwill and other intangible assets were not impaired during 2012, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of the goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Such events may materially and adversely affect our results of operations.

We may elect or need to seek additional capital in the future, but that capital may not be available when needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In the future, we may elect to or need to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital if needed on acceptable terms, or at all. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth could be materially impaired.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

From time to time, and particularly in light of the recent economic downturn, and the negative sentiment towards banks, we have and may become party to various litigation claims and legal proceedings. Management evaluates these claims and proceedings to assess the likelihood of unfavorable outcomes and estimates, if possible, the amount of potential losses. We may establish a reserve, as appropriate, based upon our assessments and estimates in accordance with accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on the judgment of our management with respect to those assessments, estimates and disclosures. Actual outcomes or losses may differ materially from assessments and estimates, which could adversely affect our reputation, financial condition and results of operations.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage to our reputation and discourage current and potential customers from using our Internet banking services. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. We continue to investigate cost effective measures as well as insurance protection though these mitigation activities may not prevent future potential losses from system failures or cybersecurity breaches.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location and certain additional information regarding our offices and other material properties as of December 31, 2012:

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
WSFS Bank Center Branch	Leased	2025	$614	$900,100
Main Office
500 Delaware Avenue
Wilmington, DE 19801
Union Street Branch	Leased	2013	395	52,437
211 North Union Street
Wilmington, DE 19805
Fairfax Shopping Center	Leased	2048	1,057	85,505
2005 Concord Pike
Wilmington, DE 19803
Prices Corner Shopping Center Branch	Leased	2023	395	93,137
3202 Kirkwood Highway
Wilmington, DE 19808
Pike Creek Shopping Center Branch	Leased	2015	304	117,809
4730 Limestone Road
Wilmington, DE 19808
University Plaza Shopping Center Branch	Leased	2041	999	58,268
100 University Plaza
Newark, DE 19702
College Square Shopping Center Branch	Leased	2026	217	107,841
115 College Square Drive
Newark, DE 19711
Airport Plaza Shopping Center Branch	Leased	2013	450	83,083
144 N. DuPont Hwy.
New Castle, DE 19720
Stanton Branch	Leased	2016	20	37,533
Inside ShopRite
1600 W. Newport Pike
Wilmington, DE 19804
Glasgow Branch	Leased	2022	23	44,848
2400 Peoples Plaza
Routes 40 & 896
Newark, DE 19702
Middletown Crossing Shopping Center	Leased	2027	519	67,869
400 East Main Street
Middletown, DE 19709
Dover Branch	Leased	2060	374	18,423
Dover Mart Shopping Center
290 South DuPont Highway
Dover, DE 19901
West Dover Loan Office (2)	Leased	2019	6	N/A
Greentree Office Center
160 Greentree Drive
Suite 103 & 105
Dover, DE 19904

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Glen Mills Branch	Leased	2040	$1,430	$20,273
395 Wilmington-West Chester Pike
Glen Mills, PA 19342
Brandywine Branch	Leased	2014	8	34,860
Inside Safeway Market
2522 Foulk Road
Wilmington, DE 19810
Operations Center (3)	Owned		N/A	N/A
2400 Philadelphia Pike
Wilmington, DE 19703
Longwood Branch	Leased	2015	63	25,776
826 East Baltimore Pike
Suite 7
Kennett Square, PA 19348
Holly Oak Branch	Leased	2015	11	36,927
Inside Super Fresh
2105 Philadelphia Pike
Claymont, DE 19703
Hockessin Branch	Leased	2030	463	93,634
7450 Lancaster Pike
Wilmington, DE 19707
Lewes LPO	Leased	2018	43	62,971
Southpointe Professional Center
1515 Savannah Road, Suite 103
Lewes, DE 19958
Fox Run Shopping Center Branch	Leased	2025	604	83,410
210 Fox Hunt Drive
Route 40 & 72
Bear, DE 19701
Camden Town Center Branch	Leased	2049	661	39,999
4566 S. DuPont Highway
Camden, DE 19934
Rehoboth Branch	Leased	2029	639	47,081
Lighthouse Plaza
19335 Coastal Highway
Rehoboth, DE 19771
West Dover Branch	Owned		2,019	29,310
1486 Forest Avenue
Dover, DE 19904
Longneck Branch	Leased	2026	934	36,592
25926 Plaza Drive
Millsboro, DE 19966
Smyrna Branch	Leased	2048	967	44,115
Simon’s Corner Shopping Center
400 Jimmy Drive
Smyrna, DE 19977
Oxford, LPO	Leased	2017	2	8,624
59 South Third Street
Suite 1
Oxford, PA 19363

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Greenville Branch	Owned		$1,863	$558,463
3908 Kennett Pike
Greenville, DE 19807
WSFS Bank Center (4)	Leased	2025	2,170	N/A
500 Delaware Avenue
Wilmington, DE 19801
Annandale, LPO	Leased	2017	8	8,225
7010 Little River Tnpk.
Suite 330
Annandale, VA 22003
Oceanview Branch	Leased	2024	1,031	36,572
69 Atlantic Avenue
Oceanview, DE 19970
Selbyville Branch	Leased	2013	17	11,034
38394 DuPont Boulevard
Selbyville, DE 19975
Lewes Branch	Leased	2048	245	26,140
34383 Carpenters Way
Lewes, DE 19958
Millsboro Branch	Leased	2029	981	13,542
26644 Center View Drive
Millsboro, DE 19966
Concord Square Branch	Leased	2016	54	29,176
4401 Concord Pike
Wilmington, DE 19803
Delaware City Branch	Owned		46	12,144
145 Clinton Street
Delaware City, DE 19706
West Newark Branch	Leased	2040	1,407	55,724
201 Suburban Plaza
Newark, DE 19711
Lantana Shopping Center Branch	Leased	2050	336	18,933
6274 Limestone Road
Hockessin, DE 19707
West Chester Branch	Leased	2047	75	30,055
400 East Market Street
West Chester, PA 19380
Edgmont Branch	Leased	2040	1,193	12,272
5000 West Chester Pike
Newtown Square, PA 19073
Branmar Branch	Leased	2061	1,088	120,121
1712 Foulk Road
Wilmington, DE 19810
Trolley Square	Leased	2042	259	47,527
9A Trolley Square
Wilmington, DE 19806
Milford	Leased	2015	44	21,747
688 North DuPont Highway
Milford, DE 19963

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Seaford	Leased	2036	$106	$5,160
22820 Sussex Highway
Sussex Commons Shopping Center
Unit 19
Seaford, DE 19963
Media	Leased	2022	128	10,443
100 East State Street
Media, PA 19063
Plymouth Meeting	Leased	2016	20	2,812
450 Plymouth Road
Suite 306
Plymouth Meeting, PA 19462
Midway Shopping Center	Leased	2062	2,315	24,448
4601 Kirkwood Highway
Wilmington, DE 19808
Cash Connect	Leased	2021	52	N/A
White Clay Mill
500 Creek View Road
Suite 100
Newark, DE 19711
Operations Center	Leased	2027	350	N/A
Silverside — Carr Corporate Center
409 Silverside Road
Wilmington, DE 19809
Cypress Capital Management	Leased	2013	1	N/A
1220 Market Street
Suite 704
Wilmington, DE 19801
Greenville Wealth Management Center	Leased	2032	219	N/A
3801 Kennett Pike
Suite C-200
Greenville, DE 19807
Las Vegas Wealth Management Center	Leased	2013	N/A	N/A
101 Convention Center Drive
Suite P109
Las Vegas, NV 89109

			$27,225	$3,274,963

(1)	The net book value of all investments in premises and equipment totaled $38.3 million at December 31, 2012.
(2)	Location of Corporate Training Center.
(3)	Building is for sale and is classified as OREO. Net book value at December 31, 2012 was $691,000.
(4)	Location of Corporate Headquarters.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed in 2011, we were served with a complaint filed in U.S. Bankruptcy Court by a bankruptcy trustee relating to a former WSFS Bank customer. The complaint challenges the Bank’s actions in exercising its rights concerning an outstanding loan and also seeks to avoid and recover the pre-bankruptcy repayment of that loan. There were no material changes regarding this complaint in 2012 and management of the Bank believes it acted appropriately and continues to vigorously defend itself against the complaint. No litigation reserve has been recorded as it is not yet possible to establish the probability of, or reasonably estimate, a potential loss.

We previously reported that in September 2012, we received a “30 day letter” from the IRS proposing an approximate $14 million to $18 million adjustment to a 2006 trust tax return relating to a trust for which the Bank is trustee. Subsequently, the IRS delivered a “No Change Report” that indicated the IRS completed its review of the trust’s 2006 tax return and did not propose any changes. The IRS’s decision to end its inquiry into the trust tax return is subject to the Area Director’s approval, which has not yet been issued.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol WSFS. At December 31, 2012, we had 964 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

The closing market price of our Common Stock at December 31, 2012 was $42.25.

		Stock Price Range
		Low	High	Dividends
2012	4th	$40.46	$44.35	$0.12
	3rd	38.49	44.90	0.12
	2nd	35.98	41.03	0.12
	1st	35.95	43.94	0.12

				$0.48

2011	4th	$29.90	$42.20	$0.12
	3rd	30.23	44.51	0.12
	2nd	36.00	48.07	0.12
	1st	39.00	50.19	0.12

				$0.48

COMPARATIVE STOCK PERFORMANCE GRAPH

The graph and table which follow show the cumulative total return on our Common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our Common Stock or the indices equals the total increase in value since December 31, 2007, assuming reinvestment of all dividends paid into the Common Stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2007 in our Common Stock and in each of the indexes. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN

COMPARED WITH PERFORMANCE OF SELECTED INDEXES

December 31, 2007 through December 31, 2012

	Cumulative Total Return
	2007	2008	2009	2010	2011	2012
WSFS Financial Corporation	$100	$96	$51	$95	$72	$84
Dow Jones Total Market Index	100	61	77	89	88	100
Nasdaq Bank Index	100	76	62	69	61	70

ITEM 6. SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except Per Share Data)
At December 31,
Total assets	$4,375,148	$4,289,008	$3,953,518	$3,748,507	$3,432,560
Net loans (1)	2,736,674	2,712,774	2,575,890	2,479,155	2,443,835
Investment securities (2) (3)	49,746	42,569	52,232	45,517	49,688
Other investments	31,796	35,765	37,790	40,395	39,521
Mortgage-backed securities (2)	870,342	829,225	713,358	681,242	498,205
Total deposits	3,274,963	3,135,304	2,810,774	2,561,871	2,122,352
Borrowings (4)	515,255	656,609	680,595	787,798	999,734
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Senior Debt	55,000	—	—	—	—
Stockholders’ equity	421,054	392,133	367,822	301,800	216,635
Number of full-service branches	41	40	36	37	35
For the Year Ended December 31,
Interest income	$150,287	$158,642	$162,403	$157,730	$166,477
Interest expense	23,288	32,605	41,732	53,086	77,258

Net interest income	126,999	126,037	120,671	104,644	89,219
Noninterest income	86,693	63,588	50,115	50,241	45,989
Noninterest expenses	133,345	127,477	109,332	108,504	89,098
Provision (benefit) for income taxes	16,983	11,475	5,454	(2,093)	6,950
Net Income	31,311	22,677	14,117	663	16,136
Dividends on preferred stock and accretion of discount	2,770	2,770	2,770	2,590	—
Net income (loss) allocable to common stockholders	28,541	19,907	11,347	(1,927)	16,136
Earnings (loss) per share allocable to common stockholders:
Basic	3.28	2.31	1.48	(0.30)	2.62
Diluted	3.25	2.28	1.46	(0.30)	2.57
Interest rate spread	3.39%	3.49%	3.47%	3.10%	2.94%
Net interest margin	3.46	3.60	3.62	3.30	3.13
Efficiency ratio	62.19	66.85	63.61	69.56	65.36
Noninterest income as a percentage of total revenue (5)	40.43	33.34	29.16	32.21	33.74
Return on average assets	0.73	0.56	0.37	0.02	0.50
Return on average equity	7.66	5.96	4.21	0.24	7.30
Average equity to average assets	9.58	9.34	8.84	7.86	6.86
Tangible equity to assets	8.93	8.41	8.52	7.73	5.88
Tangible common equity to assets	7.72	7.18	7.18	6.31	5.88
Ratio of nonperforming assets to total assets	1.43	2.14	2.35	2.19	1.04

(1)	Includes loans held-for-sale.
(2)	Includes securities available-for-sale and trading.
(3)	Includes investments in reverse mortgages.
(4)	Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(5)	Computed on a fully tax-equivalent basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, WSFS Bank, one of the ten oldest banks continuously operating under the same name in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader fiduciary powers than most other financial institutions. A fixture in the community, WSFS has been in operation for more than 181 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, one of the top commercial lenders in the state and the third largest bank in terms of Delaware deposits. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

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

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages nearly $444 million in vault cash in nearly 13,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 440 ATMs for the Bank, which has, by far, the largest branded ATM network in Delaware.

As a leading provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 12-year history, Cash Connect periodically has been exposed to theft through theft from armored courier companies and consistently has been able to recover any losses through its risk management strategies.

We offer trust and wealth management services through Christiana Trust, Cypress, WSFS Investment Group brokerage and our Private Banking group. The Trust and Wealth division provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada and has $17.0 billion in fiduciary assets. These services are provided to individuals and families as well as corporations and institutions. The Trust and Wealth division of WSFS Bank provides these services to customers locally, nationally and internationally taking advantage of its branch facilities in Delaware and Nevada. Cypress is an investment advisory firm that manages over $597 million of portfolios for individuals, trusts, retirement plans and endowments.

We have two consolidated subsidiaries, WSFS Bank and Montchanin. We also have one unconsolidated affiliate, the Trust. WSFS Bank has two fully-owned subsidiaries, WSFS Investment Group, Inc. and Monarch. WSFS Investment Group, Inc. markets various third-party insurance products and securities through the Bank’s retail banking system and Monarch provides commercial domicile services which include employees, directors, subleases and registered agent services in Delaware and Nevada.

Montchanin has one consolidated subsidiary, Cypress. Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions.

RESULTS OF OPERATIONS

We recorded net income of $31.3 million for the year ended December 31, 2012, a 38% increase compared to $22.7 million for the year ended December 31, 2011, and an increase from $14.1 million for the year ended December 31, 2010. Income allocable to common stockholders’ (after preferred stock dividends) was $28.5 million, or $3.25 per diluted common share (a 43% increase in diluted EPS), for the year ended December 31, 2012, compared to income allocable to common shareholders’ of $19.9 million, or $2.28 per diluted common share, and income of $11.3 million, or $1.46 per common share, for the years ended December 31, 2011 and 2010, respectively. Earnings for 2012 included the impact of our Asset Strategies completed during the year, which resulted in net securities gains of $13.3 million, $14.2 million in additional provision for loan losses and $600,000 in other credit costs related to the asset dispositions. Excluding the impact of Asset Strategies, we still had significant increases in noninterest income, reflecting growth in all segments, including increases in wealth management income, mortgage banking activities and credit/debit card and ATM income. In addition, net interest income increased during the year despite margin pressure, assets disposition efforts and the impact of the early-stages of our deleveraging strategy (completed in early 2013). Offsetting these favorable variances was an increase in noninterest expenses, reflecting the full year impact of our recent growth phase which included opening of new or renovated branches, the relocation of our operations center and the hiring of additional relationship managers undertaken from 2009 until early 2012, as well as additional compensation costs, related to the improvement in performance during 2012. Credit costs were also higher during 2012 and reflect ongoing asset disposition efforts undertaken during the year.

Net Interest Income.  Net interest income increased $962,000, or 1%, to $127.0 million in 2012 from $126.0 million in 2011, while net interest margin decreased 14 basis points to 3.46% in 2012 compared to 3.60% in 2011. The increase in net interest income reflects lending growth during 2012 and was earned despite the impact of the successful completion of our Asset Strategies during the second quarter of 2012. Also favorably impacting net interest income was an improvement in our mix of loans combined with effective management of funding costs, both in deposit pricing and wholesale funding rates. The decrease in net interest margin was mainly due to significantly reduced rates in the MBS portfolio resulting from substantial sales and paydowns with subsequent reinvestment at much lower market rates during 2012. During 2012 we completed our issuance of $55 million of 6.25% Senior Notes which also unfavorably impacted our net interest margin.

Net interest income increased $5.3 million, or 4%, to $126.0 million in 2011 from $120.7 million in 2010, while the net interest margin remained essentially flat at 3.60% in 2011 compared to 3.62% in 2010. The increase in net interest income was mainly due to $145.3 million of growth in loans which increased to $2.7 billion in 2011. During 2011 we continued our active deposit pricing management which decreased our average cost of deposits by 24 basis points to 0.81% in 2011 compared to 1.05% in 2010. In addition, Federal Home Loan Bank Advance rates decreased 92 basis points to 1.75% from 2.67% in 2010. The favorable impact of these items was partially offset by the decrease in our mortgage-backed securities portfolio yield of 119 basis points to 3.55% in 2011 compared to 4.74% in 2010. The decrease in MBS yields were primarilty attributable to high prepayments and significant sales combined with the continued low rate environment. The yield on interest-earning assets declined by 33 basis points (0.33%), including loan yields which declined only 10 basis points (0.10%), while the rate on interest-bearing liabilities declined by 36 basis points (0.36%), including the rate on customer deposits which declined 29 basis points (0.29%).

The following table provides certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on the changes that are attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rates (change in rate multiplied by prior year volume on each category); and (iii) net change

(the sum of the change in volume and the change in rate). Changes due to the combination of rate and volume changes (changes in volume multiplied by changes in rate) are allocated proportionately between changes in rate and changes in volume.

Year Ended December 31,	2012 vs. 2011			2011 vs. 2010
	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
			(In Thousands)
Interest Income:
Commercial real estate loans	$(410)	$1,345	$935	$267	$147	$414
Residential real estate loans	(1,219)	(1,093)	(2,312)	(2,143)	(894)	(3,037)
Commercial loans (1)	6,180	(3,891)	2,289	8,992	(2,487)	6,505
Consumer loans	(732)	(698)	(1,430)	312	381	693
Loans held for sale	61	61	122	—	—	—
Mortgage-backed securities	2,359	(10,325)	(7,966)	1,038	(9,093)	(8,055)
Investment securities (2)	46	(83)	(37)	(48)	(243)	(291)
FHLB Stock and deposits in other banks	(2)	46	44	—	10	10

Favorable (unfavorable)	6,283	(14,638)	(8,355)	8,418	(12,179)	(3,761)

Interest expense:
Deposits:
Interest-bearing demand	79	(238)	(159)	90	(120)	(30)
Money market	151	(1,289)	(1,138)	608	(2,012)	(1,404)
Savings	124	(1,158)	(1,034)	324	647	971
Customer time deposits	(821)	(3,196)	(4,017)	96	(2,618)	(2,522)
Brokered certificates of deposits	277	41	318	(502)	(479)	(981)
FHLB of Pittsburgh advances	(1,516)	(2,204)	(3,720)	431	(5,211)	(4,780)
Trust Preferred borrowings	—	105	105	—	(15)	(15)
Senior debt	648	648	1,296	—	—	—
Other borrowed funds	(196)	(772)	(968)	(506)	140	(366)

Unfavorable (favorable)	(1,254)	(8,063)	(9,317)	541	(9,668)	(9,127)

Net change, as reported	$7,537	$(6,575)	$962	$7,877	$(2,511)	$5,366

(1)	The tax-equivalent income adjustment is related to commercial loans.
(2)	The tax-equivalent income adjustment is related to municipal securities.

The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2012			2011			2010
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$733,999	$36,109	4.92%	$742,692	$35,174	4.74%	$737,050	$34,760	4.72%
Residential real estate loans (4)	273,500	12,023	4.40	300,081	14,335	4.78	344,140	17,372	5.05
Commercial loans	1,458,601	68,610	4.67	1,337,954	66,321	4.97	1,160,692	59,816	5.18
Consumer loans	285,625	13,662	4.78	300,703	15,092	5.02	294,288	14,399	4.89
Loans held for sale (5)	5,326	122	2.29	—	—	—	—	—	—

Total loans	2,757,051	130,526	4.75	2,681,430	130,922	4.92	2,536,170	126,347	5.02
Mortgage-backed securities (6)	836,567	19,191	2.29	765,027	27,157	3.55	742,482	35,212	4.74
Investment securities (6) (7)	50,816	510	1.10	44,428	547	1.23	47,255	838	1.77
Other interest-earning assets	32,617	60	0.18	36,707	16	0.04	39,790	6	0.02

Total interest-earning assets	3,677,051	150,287	4.11	3,527,592	158,642	4.53	3,365,697	162,403	4.86

Allowance for loan losses	(48,485)			(57,325)			(61,104)
Cash and due from banks	86,320			65,147			59,900
Cash in non-owned ATMs	368,256			347,885			262,832
Bank-owned life insurance	63,311			63,971			60,880
Other noninterest-earning assets	120,905			123,626			107,961

Total assets	$4,267,358			$4,070,896			$3,796,166

Year Ended December 31,	2012			2011			2010
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$411,862	$246	0.06%	$329,227	405	0.12%	$264,790	435	0.16%
Money market	764,109	1,759	0.23	724,263	2,897	0.40	625,470	4,301	0.69
Savings	388,659	431	0.11	355,743	1,465	0.41	240,871	494	0.21
Customer time deposits	716,686	9,531	1.33	765,620	13,548	1.77	761,010	16,070	2.11

Total interest-bearing customer deposits	2,281,316	11,967	0.52	2,174,853	18,315	0.84	1,892,141	21,300	1.13
Brokered certificates of deposit	269,682	1,134	0.42	201,618	816	0.40	304,397	1,797	0.59

Total interest-bearing deposits	2,550,998	13,101	0.51	2,376,471	19,131	0.81	2,196,538	23,097	1.05
FHLB of Pittsburgh advances	466,243	6,252	1.32	561,117	9,972	1.75	544,317	14,752	2.67
Trust preferred borrowings	67,011	1,480	2.17	67,011	1,375	2.02	67,011	1,390	2.05
Senior debt	19,085	1,296	6.68	—	—	—	—	—	—
Other borrowed funds	135,030	1,159	0.86	150,116	2,127	1.42	185,756	2,493	1.34

Total interest-bearing liabilities	3,238,367	23,288	0.72	3,154,715	32,605	1.03	2,993,622	41,732	1.39

Noninterest-bearing demand deposits	586,173			508,613			439,155
Other noninterest-bearing liabilities	33,939			27,150			27,829
Stockholders’ equity	408,879			380,418			335,560

Total liabilities and stockholders’ equity	$4,267,358			$4,070,896			$3,796,166

Excess of interest-earning assets over interest-bearing liabilities	$438,684			$372,877			$372,075

Net interest and dividend income		$126,999			$126,037			$120,671

Interest rate spread			3.39%			3.49%			3.47%

Net interest margin			3.46%			3.60%			3.62%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes loans held-for-sale arising from the normal course of business.
(5)	Includes loans held-for-sale in conjunction with our asset strategies undertaken in 2012.
(6)	Includes securities available-for-sale at fair value.
(7)	Includes reverse mortgages.

Provision for Loan Losses. We maintain an allowance for loan losses at an appropriate level based on our assessment of the estimable and probable losses in the loan portfolio, pursuant to accounting literature, which is discussed further in “Nonperforming Assets”. Our evaluation is based upon a review of the portfolio and requires significant judgment. For the year ended December 31, 2012, we recorded a provision for loan losses of $32.1 million compared to $28.0 million in 2011 and $41.9 million in 2010. This increase was primarily due to the successful completion of our Asset Strategies in the second quarter of 2012, which resulted in an additional $14.2 million in the provision for loan losses during the year. Also impacting the provision for loan losses for 2012 was additional asset disposition efforts undertaken in 2012 aimed at improving asset quality.

Noninterest Income. Noninterest income increased $23.1 million to $86.7 million in 2012 from $63.6 million in 2011. Excluding the impact of net securities gains in both periods, and $1.2 million unanticipated bank-owned life insurance (“BOLI”) income in 2011 and $1.0 million in 2012, noninterest income increased $6.8 million, or 12% in 2012 compared to 2011. Credit/debit card and ATM fees increased by $1.9 million, or 9% in 2012 compared to 2011, most of which came from growth in Cash Connect (our ATM division). Wealth management income grew $1.4 million, or 12%, in 2012 compared to 2011, signifying continued growth in our trust and wealth management segment. Mortgage banking activities increased $1.3 million or 87% in 2012 compared to 2011, primarily driven by refinance activity and growth in the retail lending division as we strive to become Delaware’s premier consumer lending bank. Deposit service charges increased $762,000, or 5%, in 2012 compared to 2011, due to overall bank growth.

Noninterest income increased to $63.6 million in 2011 from $50.1 million in 2010. Excluding the impact of net securities gains in both periods, and $1.2 million in unanticipated BOLI income in 2011, noninterest income increased by $8.5 million, or 17% in 2011 compared to 2010. Noninterest income increased $7.1 million in wealth management income in 2011 compared to 2010, primarily from the December 2010 acquisition of Christiana Bank & Trust (“CB&T”). In addition, increases in credit/debit card and ATM fees and deposit service charges, resulting from increased volume and franchise growth and exceeded year-over-year declines in mortgage banking revenues.

Noninterest Expenses. Noninterest expense in 2012 increased $5.9 million, or 5%, to $133.3 million from $127.5 million in 2011. Excluding the “Right Here” advertising campaign in 2011 ($961,000) and the prepayment penalties on FHLB advances in 2012 ($3.7 million), noninterest expenses increased only 2% in 2012 compared to 2011. This increase reflected a full year of expenses related to branch expansion (1 branch opened in 2010, 5 branches opened in 2011, 2 branches opened in early 2012), the renovation of several branches, and the relocation of our operation center. In addition, incentive costs increased by $1.2 million in 2012 compared to 2011, as a result of our improved performance in 2012. These increases were partially offset by our expense management efforts including and expense management plan implemented in the second half of 2012.

Noninterest expense increased to $127.5 million in 2011 from $109.3 million in 2010. Excluding the CB&T integration costs of $780,000 in 2011 and $1.7 million in 2010, noninterest expenses increased by $19.0 million, or 18%, in 2011 compared to 2010. During 2011, loan workout and other real estate owned (“OREO”) expenses increased $2.4 million compared to 2010 and included the impact from bulk sales of OREO. Marketing expenses also increased by $1.1 million in 2011, mainly due to our “Right Here” marketing campaign in the third quarter of 2011. The remaining increase in expenses in 2011 compared to 2010 was the result of normal ongoing operational costs related to the CB&T acquisition, organic franchise growth including the opening, relocation and renovation of eight branches, the hiring of additional commercial relationship managers (and the full year of impact for 2010 adds to staff) and related infrastructure and support costs.

Income Taxes. We recorded $17.0 million of tax expense for the year ended December 31, 2012 compared to tax expense of $11.5 million and $5.5 million for the years ended December 31, 2011 and 2010, respectively. The effective tax rates for the years ended December 31, 2012, 2011 and 2010 were 35.2%, 33.6% and 27.9%, respectively. The 2012, 2011 and 2010 income tax expenses reflect tax benefits of $3,000, $378,000 and $882,000, respectively, resulting from net reductions in unrecognized tax benefits for those years. Volatility in effective tax rates is impacted by the level of pretax income or loss, combined with the amount of tax-free income as well as the effects of unrecognized tax benefits. The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting basis and the tax reporting basis of the assets and liabilities.

FINANCIAL CONDITION

Total assets increased $86.1 million, or 2%, to $4.4 billion as of December 31, 2012 compared to $4.3 billion as of December 31, 2011. Included in this increase was a $48.3 million, or 6%, increase in investment securities, and a $32.9 million increase in cash and cash equivalents. In addition, we had a $23.9 million, or 1%, increase in net loans as of December 31, 2012 compared to December 31, 2011. Total liabilities increased $57.2 million during the year to $4.0 billion at December 31, 2012. This increase was primarily the result of an increase in customer deposits of $256.8 million, or 9% as of December 31, 2012 compared to December 31, 2011.

Cash in non-owned ATMs.    During 2012, cash in non-owned ATMs managed by Cash Connect, our ATM unit, increased $9.5 million, or 2%. Cash Connect serviced nearly 13,000 ATMs at December 31, 2012, as well as 440 WSFS-owned ATMs to serve customers in our markets.

Investment Securities.    Investment securities increased $48.3 million to $920.1 million during 2012. Our portfolio of available-for-sale MBS was comprised of all GSE as of December 31, 2012. Our MBS were predominantly of short duration with a weighted average duration of 5.0 years at December 31, 2012. We own no collateralized debt obligations, bank trust preferred securities, Agency preferred securities or equity securities in other FDIC insured banks or thrifts.

Loans, net.    Net loans (including those held for sale) increased $23.9 million, or 1%, during 2012. Loan growth included construction loans increases of $27 million, or 26% as well as $14.5 million, or 1%, in commercial and industrial loan growth. Partially offsetting these increases were residential mortgage loans which decreased by $28.1 million, or 10%, mainly due to our strategy to originate then sell these loans in the secondary market to generate fee income. The completion in the second quarter of 2012 of our Asset Strategies resulted in bulk loan sales of $42.7 million in recorded balances.

Goodwill and Intangibles.    Goodwill and intangibles remained essentially flat during 2012.

Customer Deposits.    Customer deposits increased $256.8 million, or 9%, during 2012 to $3.1 billion. Core deposit relationships (demand deposits, money market and savings accounts) increased $404.2 million, or 19%, during 2012. Partially offsetting these decreases were jumbo certificates of deposits which decreased $52.3 million, or 15%, and customer time deposits (CDs under $100,000), which decreased $95.0 million, or 23%, in 2012 (vs. a $23.4 million decrease in 2011 and a $39.5 million increase in 2010). The table below depicts the changes in customer deposits during the last three years:

	Year Ended December 31,
	2012	2011	2010
	(Dollars In Millions)
Beginning balance	$2,847	$2,562	$2,215
Interest credited	10	19	20
Deposit inflows, net	247	266	327

Ending balance	$3,104	$2,847	$2,562

Borrowings and Brokered Deposits.    Borrowing and brokered deposits decreased by $203.6 million during 2012. Included in the decrease was $162.4 million of Federal Home Loan Bank Advances, $117.2 million, in brokered deposits and $40.0 million, in other borrowed funds. Partially offsetting these decreases was an increase of $60.0 million, in federal funds purchased and securities sold under agreements to repurchase, and the issuance of $55 million of 6.25% Senior Notes during 2012.

Stockholders’ Equity.    Stockholders’ equity increased $28.9 million, or 7%, to $421.1 million at December 31, 2012 compared to $392.1 million at December 31, 2011. Retained earnings increased $24.4 million, or 6%, to $433.2 million during 2012, primarily as a result of earnings from the year less dividends paid. In addition, other comprehensive income increased $1.7 million, or 16%, during 2012, mainly due to an increase in unrealized gains on available-for-sale securities.

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

The matching of assets and liabilities may be analyzed using a number of methods including by examining the extent to which such assets and liabilities are “interest-rate sensitive” and by monitoring our interest-sensitivity gap. An interest-sensitivity gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing within a defined period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets repricing within a defined period.

For additional information related to interest rate sensitivity, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2012 are shown in the following table:

	Less than One Year	One to Five Years	Over Five Years	Total
(Dollars in Thousands)
Interest-rate sensitive assets:
Commercial loans (2)	$1,153,809	$198,546	$74,100	$1,426,455
Real estate loans (1) (2)	740,738	171,458	96,171	1,008,367
Mortgage-backed securities	139,216	478,521	252,605	870,342
Consumer loans (2)	217,240	41,844	29,918	289,002
Investment securities	19,620	28,745	33,177	81,542
Loans held-for-sale (2)	12,850	—	—	12,850

	2,283,473	919,114	485,971	3,688,558

	Less than One Year	One to Five Years	Over Five Years	Total
(Dollars in Thousands)
Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	1,038,513	—	433,583	1,472,096
Savings deposits	195,218	—	194,759	389,977
Retail certificates of deposits	276,093	140,671	709	417,473
IRA certificates of deposit	42,156	29,813	7,770	79,739
Jumbo certificates of deposit	111,356	2,655	—	114,011
Brokered certificates of deposit	165,471	5,170	—	170,641
FHLB advances	318,249	58,061	—	376,310
Trust preferred borrowings	67,011	—	—	67,011
Senior debt	—	—	55,000	55,000
Other borrowed funds	113,945	25,000	—	138,945

Total Interest Sensitive Liabilities	2,328,012	261,370	691,821	3,281,203

(Deficiency) excess of interest-rate sensitive assets over interest-rate liabilities (“interest-rate sensitive gap”)	$(44,539)	$657,744	$(205,850)	$407,355

One-year interest-rate sensitive assets/interest-rate sensitive liabilities	98.09%
One-year interest-rate sensitive gap as a percent of total assets	-1.02%

(1)	Includes commercial mortgage, construction, and residential mortgage loans
(2)	Loan balances exclude nonaccruing loans, deferred fees and costs

The table shows a deficiency of interest-rate sensitive assets over interest-rate liabilities for “less than one year” which reflects the early-stages of a program to deleverage our balance sheet by $125.0 million in MBS, which began during the fourth quarter of 2012. As of December 31, 2012, we had completed only approximately $55.0 million of the MBS reduction, with the remainder completed during the first quarter of 2013. We currently have a preference towards a neutral to slightly asset sensitive one year gap position at this time.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling rates, a positive gap would result in a decrease in net interest income while a negative gap would augment net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the rate period may not, reprice at the same price, at the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as we adjust our interest-sensitivity position throughout the year.

To provide a more accurate position of our one-year gap, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. For the purpose of this analysis, we estimate, based on historical trends of our deposit accounts, that 75% of our money market deposits, 50% of our interest-bearing demand deposits and 50% of our savings deposits are sensitive to interest rate changes. Accordingly, these interest-sensitive portions are classified in the “Less than One Year” category with the remainder in the “Over Five Years” category.

Deposit rates other than time deposit rates are variable. Changes in deposit rates are generally subject to local market conditions and our discretion and are not indexed to any particular rate.

REVERSE MORTGAGES

We hold an investment in reverse mortgages of ($457,000) at December 31, 2012 representing a second-lien participation in 14 reverse mortgages with a third party. These loans were originated in the early 1990s.

These reverse mortgage loans are contracts that require the lender to make monthly advances throughout each borrower’s life or until each borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.

We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from these mortgage loans can result in volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2012, we recorded a positive $12,000 in interest income on reverse mortgages as compared to a negative $137,000 in 2011 and a negative $287,000 in 2010. The results for 2012 reflect an improvement in housing prices during the year. The decrease in the prior two years were due to the drop in the property values securing these mortgages, which were based on annual re-evaluation and are generally consistent with the decrease in home values over the past three years.

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

We also hold $12.6 million fair value in BBB+ rated MBS classified as trading securities. Further, we own Class “O” Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned. As of December, 31 2012, the market value of these securities was $6.7million. Third-party model uses the income approach as described in ASC 820-10-35-32. The model is a present value cash flow model, consistent with ASC 820-10-55-5 which describes the components of a present value measurement. The model incorporates the projected cash flows of the notes and then discounts these cash flows using a rate that is commensurate with the risk adjusted rate. The inputs to the model reflect our expectations of what other market participants would use in pricing this asset in a current transaction and therefore is consistent with ASC 820 that sets out an exit price methodology for determining fair value.

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

The following table shows our nonperforming assets and past due loans at the dates indicated:

At December 31,	2012	2011	2010	2009	2008
(Dollars in Thousands)
Nonaccruing loans:
Commercial	$4,861	$23,080	$21,577	$9,463	$986
Owner-occupied Commercial (1)	14,001	—	—	—	—
Commercial mortgages	12,634	15,814	9,490	1,021	5,748
Construction	1,547	22,124	30,260	44,680	16,595
Residential mortgages	9,989	9,057	11,739	9,959	4,753
Consumer	4,728	1,018	3,701	818	352

Total nonaccruing loans	47,760	71,093	76,767	65,941	28,434
Assets acquired through foreclosure	4,622	11,695	9,024	8,945	4,471
Restructured loans (2)	10,093	8,887	7,107	7,274	2,855

Total nonperforming assets	$62,475	$91,675	$92,898	$82,160	$35,760

Past due loans:
Residential mortgages	$786	$887	$465	$1,221	$1,313
Commercial and commercial mortgages	—	78	—	105	—
Consumer	—	—	—	97	26

Total past due loans	$786	$965	$465	$1,423	$1,339

Ratio of nonaccruing loans to total loans (3)	1.73%	2.58%	2.93%	2.61%	1.15%
Ratio of allowance for loan losses to gross loans (3)	1.58	1.92	2.30	2.12	1.26
Ratio of nonperforming assets to total assets	1.43	2.14	2.35	2.19	1.04
Ratio of loan loss allowance to nonaccruing loans	91.96	74.66	78.60	81.05	109.69

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loans.
(2)	Accruing Loans only; Nonaccruing TDRs are included in their respective categories of nonaccruing loans.
(3)	Total loans exclude loans held-for-sale.

Nonperforming assets decreased $29.2 million between December 31, 2011 and December 31, 2012. As a result, nonperforming assets as a percentage of total assets decreased to 1.43% at December 31, 2012 from 2.14% at December 31, 2011. This significant reduction was bolstered by the successful efforts of our Asset Strategies during the second quarter of 2012. This strategy included a bulk loan sale which resulted in the sale of $42.7 million of problem loans, including $22.5 million of nonperforming loans. In addition, another $10.9 million was collected or paid-down through additional note sales and ongoing asset management activities during 2012. Lastly and partially offsetting these decreases, as the result of recent OCC guidance regarding Chapter 7 bankruptcy loans during 2012, $4.7 million of loans were reclassified from performing loans to nonaccrual status (consisting of $2.5 million of residential mortgages and $2.2 million of consumer loans).

The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

Year Ended December 31,	2012	2011	2010
(In Thousands)
Beginning balance	$91,675	$92,898	$82,160
Additions	73,170	89,842	89,876
Collections	(46,514)	(40,695)	(38,459)
Collections from loan dispositions	(14,305)	—	—
Transfers to accrual	(552)	(8,474)	(1,077)
Charge-offs/write-downs	(40,999)	(41,896)	(39,602)

Ending balance	$62,475	$91,675	$92,898

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

At December 31, 2012, we did not have a material amount of loans which had not been classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused us to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

As of December 31, 2012, we had $120.0 million of loans which, although performing at that date, required increased supervision and review. They may, depending on the economic environment and other factors, become nonperforming assets in future periods. The amount of such loans at December 31, 2011 was $133.7 million. The majority of these loans are secured by commercial real estate, with others being secured by residential real estate, inventory and receivables.

Allowance for Loan Losses.    We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (“SAB 102”). The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. For additional information regarding the allowance for loan losses, see Note 5 to the Consolidated Financial Statements.

The allowance for loan losses of $43.9 million at December 31, 2012 decreased $9.2 million from $53.1 million at December 31, 2011. In addition, the ratio of allowance to loan losses to total gross loans was 1.58% at December 31, 2012, compared to 1.92% at December 31, 2011. These decreases reflect the following items:

•	A decrease in problem loans (all criticized, classified and nonperforming loans)

•	Total problem loans improved to 52.5% of Tier 1 capital plus the allowance for loan losses at December 31, 2012, compared to 84.8% at December 31, 2011, reflecting:

•	Favorable risk-rating migration,

•	Problem asset disposition efforts, and

•	Prudent credit management.

•	A higher level of charge-offs during 2012, including:

•	$16.4 million from charge-offs related to our Asset Strategies,

•	$1.3 million from charge-offs related to regulatory guidance during 2012 on loans discharged under Chapter 7 bankruptcy, and

•	The impact of additional asset disposition efforts taken throughout the year.

•	Improved credit metrics of the loan portfolio:

•	Nonperforming assets decreased from $91.7 million at December 31, 2011 to $62.5 million at December 31, 2012,

•

Total loan delinquency decreased from $68.3 million, or 2.48% of total loans at December 31, 2011, to $45.0 million, or 1.62% of total loans at December 31, 2012, with performing loan delinquency a very low 0.40% of total loans at December 31, 2012 compared to 0.61% of total loans at December 31, 2011, and

•	Our construction loan portfolio, a portfolio that experienced significant losses over the last several years and typically has a higher loss content, has improved substantially:

•	Nonperforming construction loans improved from $22.1 million at December 31, 2011 to only $1.5 million at December 31, 2012 and

•	Delinquent construction loans improved from $23.7 million at December 31, 2011 to only $825,000 at December 31, 2012.

During 2012, net charge-offs were $41.2 million or 1.49%, of average loans (including $16.4 million related to our Asset Strategies). This compares to net charge-offs for the year ended December 31, 2011 of $35.3 million or 1.32% of average loans.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

Year Ended December 31,	2012	2011	2010	2009	2008
(Dollars in Thousands)
Beginning balance	$53,080	$60,339	$53,446	$31,189	$25,252
Provision for loan losses	32,053	27,996	41,883	47,811	23,024
Charge-offs:
Commercial Mortgage	6,517	7,446	3,902	1,453	1,421
Construction	10,820	11,602	14,972	14,479	10,774
Commercial	12,806	9,419	9,458	5,796	1,992
Owner-occupied Commercial (1)	5,076	—	—	—	—
Residential real estate	3,857	3,165	2,241	1,164	628
Consumer	5,613	5,332	5,974	2,458	1,697
Overdrafts	1,113	869	1,019	1,216	1,327

Total charge-offs (2)	45,802	37,833	37,566	26,566	17,839

Recoveries:
Commercial Mortgage	405	334	126	4	—
Construction	1,761	582	1,495	375	12
Commercial	1,536	897	375	150	100
Owner-occupied Commercial (1)	13	—	—	—	—
Residential real estate	176	211	26	38	7
Consumer	337	206	179	65	249
Overdrafts	363	348	375	380	384

Total recoveries	4,591	2,578	2,576	1,012	752

Net charge-offs	41,211	35,255	34,990	25,554	17,087

Ending balance	$43,922	$53,080	$60,339	$53,446	$31,189

Net charge-offs to average gross loans outstanding, net of unearned income	1.49%	1.32%	1.39%	1.01%	0.74%

(1)	Prior to 2012, owner-occupied loans were included in commercial loan balances.
(2)	Total Charge-Offs for 2012 include $16.4 million related to our Asset Strategies completed during 2012.

The allowance for loan losses is allocated by major portfolio type. As these portfolios have seasoned, they have become a source of historical data in projecting delinquencies and loss exposure. However, such allocations are not a guarantee of when future losses may occur and/or the actual amount of losses. While we have allocated the allowance for loan losses by portfolio type in the following table, the entire reserve is available for any loan category to utilize. The allocation of the allowance for loan losses by portfolio type at the end of each of the last five years, and the percentage of outstanding loans in each category to total gross outstanding at such dates follow:

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
Commercial mortgage	$8,079	22.6%	$7,556	22.6%	$10,564	23.8%	$6,160	20.7%	$7,353	22.6%
Construction	6,456	4.8%	4,074	3.8%	10,019	5.4%	10,922	9.2%	3,303	10.2%
Commercial	13,663	25.5%	24,302	53.0%	26,556	47.2%	24,834	44.4%	12,510	38.1%
Owner-Occupied Commercial (1)	6,108	27.8%	—	—%	—	—%	—	—%	—	—%
Residential real estate	3,124	8.8%	6,544	10.0%	3,952	11.8%	4,073	13.8%	2,480	17.1%
Consumer	5,631	10.5%	10,604	10.6%	9,248	11.8%	7,457	11.9%	5,543	12.0%
Complexity Risk	861	—%	—	—%	—	—%	—	—%	—	—%

Total	$43,922	100.0%	$53,080	100.0%	$60,339	100.0%	$53,446	100.0%	$31,189	100.0%

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loan balances

LIQUIDITY

We manage our liquidity risk and funding needs through our treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2012, net loan growth resulted in the use of $110.6 million in cash. Loan growth was primarily the result of our continued success increasing corporate and small business lending. We expect this trend to continue and have significant experience managing our funding needs through borrowings and deposit growth.

As a financial institution, we have ready access to several sources of funding. Among these are:

•	Core deposits

•	Brokered deposits

•	Borrowing from the FHLB

•	Federal Reserve Discount Window access

•	Other borrowings such as repurchase agreements

•	Cash flow from securities, loan sales and repayments

•	Net income

Our branch expansion and renovation program over the last few years has been focused on expanding our retail footprint in Delaware and the surrounding area and attracting new customers in part to provide additional deposit growth. Customer deposit growth (deposits excluding brokered CDs) increased $256.8 million, or 9%, from December 31, 2011 to December 31, 2012. All of this growth was in core deposit accounts and was partially offset by a decrease in customer time and sweep accounts.

Our portfolio of high-quality liquid investments, primarily MBS and GSE securities also provide a source of cash flow to meet current cash needs in addition to normal cash flows from paydowns in these securities. If needed, portions of this portfolio, as well as portions of the loan portfolio, could be sold to provide cash to fund new loans. In addition, during the year ended December 31, 2012, $85.9 million in cash was provided by operating activities.

We have a policy that separately addresses liquidity, and we monitor our adherence to policy limits. As part of the liquidity management process, we also monitor our available wholesale funding capacity. At December 31,

2012, we had $745.2 million in funding capacity at the Federal Home Loan Bank of Pittsburgh. During late 2012 we prepaid $125 million of FHLB advances with an average rate of 2.63%. Also, liquidity risk management is a primary area of examination by the banking regulators.

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

CAPITAL RESOURCES

Under guidelines issued by banking regulators, savings institutions such as the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. In light of the current economic conditions, we hold a capital cushion well in excess of these limits.

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

At December 31, 2012, we were classified as well-capitalized, the highest regulatory defined level, and in compliance with all regulatory capital requirements. Additional information concerning our regulatory capital compliance is included in Note 9 to the Consolidated Financial Statements.

Since 1996, the Board of Directors has approved several stock repurchase programs to acquire common stock outstanding. We did not acquire any shares in 2012 or 2011. At December 31, 2012, we held 9.6 million shares of our common stock as treasury shares. At December 31, 2012, we had 506,000 shares remaining under our current share repurchase authorization.

In 2009, under the U.S. Treasury’s Capital Purchase Plan (“CPP”), we issued and sold 52,625 shares of senior preferred stock to the U.S. Treasury, having a liquidation amount equal to $1,000 per share, or $52.6 million, as well as a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08. In 2012, the Treasury held a public auction where it sold its entire preferred stock holding in us. In September, 2012 we entered into an agreement with the U.S. Treasury pursuant to which we repurchased the warrant for $1.8 million. Additional information concerning the CPP is included in Note 18 to the Consolidated Financial Statements.

We completed a private placement to Peninsula Investment Partners, L.P. (Peninsula) in 2009, pursuant to which we issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of our common stock at an exercise price of $29.00 per share. Additional information concerning the Peninsula transaction is included in Note 18 to the Consolidated Financial Statements.

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

CONTRACTUAL OBLIGATIONS

At December 31, 2012, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 6, 8 and 13 to the Consolidated Financial Statements for further discussion.

	Total	Less than One Year	One to Three Years	Three to Five Years	Over 5 Years
(In Thousands)
Operating lease obligations	$197,895	$7,937	$15,283	$14,681	$159,994
Long-term debt obligations	376,310	318,249	58,061	—	—
Data processing contracts	9,549	3,748	5,064	737	—
Credit obligations	729,012	729,012	—	—	—

Total	$1,312,766	$1,058,946	$78,408	$15,418	$159,994

IMPACT OF INFLATION AND CHANGING PRICES

Our Consolidated Financial Statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without consideration of the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or the same extent as the price of goods and services.

RECENT LEGISLATION

In 2010, the President signed the Dodd-Frank Act into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the legislation on us cannot yet be determined, this legislation was opposed by the American Bankers Association and is generally perceived as negatively impacting the banking industry. This legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business. There are many parts of the Dodd-Frank Act that have yet to be determined and implemented however, as a direct result of the Act, the following rulings have been adopted or will be adopted in the coming years:

•

On August 10, 2010 the Board of Directors of the FDIC adopted a final ruling permanently increasing the standard maximum deposit insurance amount from $100,000 to $250,000, which became effective on July 22, 2010.

•

During January of 2011, a timeframe and preliminary implementation plan for the phase out of the Office of Thrift Supervision (“the OTS”), one of our current banking regulators was announced by the joint agencies, and its merger into the Office of the Comptroller of the Currency. The provisions of the plan included a transition from the Thrift Financial Report, to the Call Report, and began with the March 2012 reporting period.

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

On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules received extensive comments during a comment period that ran through October 2012. In November 2012, the federal bank regulatory agencies jointly stated that they do not expect any of the proposed rules to become effective on the original target date of January 1, 2013. Further guidance from the bank regulatory agencies is expected in early 2013.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the Transaction Account Guarantee program expired. Under this program, prior to its expiration, all funds in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. No valuation allowance was required as of December 31, 2012.

Fair Value Measurements

We adopted FASB ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 14, Fair Value of Financial Assets to our Consolidated Financial Statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued an update (“ASU” No. 2011-03, Reconsideration of Effective Control in Repurchase Agreements) which removes from the assessment of effective control, the criterion related to the transferor’s ability to repurchase or redeem financial assets on substantially agreed terms, even in the event of default by the transferee. In addition, this guidance also eliminates the requirement to demonstrate that a transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The new guidance is effective for interim and annual periods beginning on or after December 15, 2011, and applies prospectively to transactions or modifications of existing transactions occurring on or after the effective date. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

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

In June 2011, the FASB issued an update (“ASU” No. 2011-05, Presentation of Comprehensive Income) to eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. This amendment is effective for interim and annual periods beginning after December 15, 2011. We chose to adopt the two separate consecutive statements presentation, which did not have a material effect on our Consolidated Financial Statements.

In September 2011, the FASB issued an update (“ASU” No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment) to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This amendment is effective for interim and annual periods beginning after December 15, 2011. For the year ended December 31, 2012, we completed a full analysis of our goodwill for impairment; therefore the adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In December 2011, the FASB issued an update (“ASU” No. 2011-11, Balance Sheet (Topic 350) — Offsetting) to address balance sheet offsetting. An entity is required to disclose information about offsetting and related arrangements so that users of the financial statements can understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The instruments and transactions include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This amendment is effective for interim and annual reporting periods beginning on or after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

In January 2013, the FASB issued an update (“ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”). The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. We are evaluating the impact of ASU 2013-01; however, we do not expect the adoption of this guidance to have a material impact on our financial statements.

In January 2013, the FASB issued an update (“ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”). The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. We are evaluating the impact of ASU 2013-01; however, we do not expect the adoption of this guidance to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within our acceptable tolerance ranges. At December 31, 2012 interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by approximately $45 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year decreased from 102.8% at December 31, 2011 to 98.1% at December 31, 2012. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -1.02% at December 31, 2012 from 1.54% at December 31, 2011. The change in sensitivity since December 31, 2011 was the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. The following table is the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2012 and December 31, 2011.

	December 31, 2012		December 31, 2011
Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	4%	12.49%	6%	11.17%
200	1%	12.62%	3%	11.30%
100	-3%	12.54%	-2%	11.21%
—	— %	12.31%	— %	10.97%
-100	-1%	11.56%	1%	10.19%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest income in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio in a stable interest rate environment and the economic value of equity projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited the accompanying consolidated statements of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WSFS Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 18, 2013

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,	2012	2011	2010
(Dollars in Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$130,526	$130,922	$126,347
Interest on mortgage-backed securities	19,191	27,158	35,212
Interest and dividends on investment securities	498	683	1,125
Interest on reverse mortgages	12	(137)	(287)
Other interest income	60	16	6

	150,287	158,642	162,403

Interest Expense
Interest on deposits	13,101	19,131	23,097
Interest on Federal Home Loan Bank advances	6,252	9,972	14,752
Interest on federal funds purchased and securities sold under agreements to repurchase	757	1,197	1,514
Interest on trust preferred borrowings	1,480	1,375	1,390
Interest on senior debt	1,296	—	—
Interest on other borrowings	402	930	979

	23,288	32,605	41,732

Net interest income	126,999	126,037	120,671
Provision for loan losses	32,053	27,996	41,883

Net interest income after provision for loan losses	94,946	98,041	78,788

Noninterest Income
Credit/debit card and ATM income	22,935	21,026	18,947
Securities gains, net	21,425	4,878	1,031
Deposit service charges	17,133	16,371	16,239
Wealth management income	13,310	11,881	4,761
Mortgage banking activities, net	2,846	1,524	2,256
Loan fee income	2,340	2,460	3,042
Bank-owned life insurance income	1,544	2,035	732
Other income	5,160	3,413	3,107

	86,693	63,588	50,115

Noninterest Expense
Salaries, benefits and other compensation	66,047	59,823	49,790
Occupancy expense	13,081	12,054	9,748
Equipment expense	7,163	6,915	6,422
Loan workout and OREO expense	6,855	8,896	6,544
FDIC expenses	5,658	5,949	7,016
Data processing and operations expense	5,581	5,340	4,588
Professional fees	4,109	5,829	5,460
Debt extinguishment	3,662	—	—
Marketing expense	2,656	4,302	3,193
Acquisition costs	—	780	1,677
Other operating expense	18,533	17,589	14,894

	133,345	127,477	109,332

Income before taxes	48,294	34,152	19,571
Income tax provision	16,983	11,475	5,454

Net income	31,311	22,677	14,117
Dividends on preferred stock and accretion of discount	2,770	2,770	2,770

Net income allocable to common stockholders	$28,541	$19,907	$11,347

Basic	$3.28	$2.31	$1.48
Diluted	$3.25	$2.28	$1.46

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2012	2011	2010
(In Thousands)
Net Income	$31,311	$22,677	$14,117
Other comprehensive income:
Unrealized gains on securities available for sale	24,114	12,373	15,071
Tax expense	(9,090)	(4,671)	(5,727)

Net of tax amount	15,024	7,702	9,344

Reclassification adjustment for gains included in net income	(21,425)	(4,878)	(1,261)
Tax benefit	8,142	1,854	479

Net of tax amount	(13,283)	(3,024)	(782)

Actuarial loss reclassified to periodic cost	—	—	(349)
Tax benefit	—	—	295

Net of tax amount	—	—	(54)

Transition obligation reclassified to periodic cost	—	—	61
Tax expense	—	—	(23)

Net of tax amount	—	—	38

Total other comprehensive income	1,741	4,678	8,546

Total comprehensive income	$33,052	$27,355	$22,663

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CONDITION

Year Ended December 31,	2012	2011
(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$93,629	$70,889
Cash in non-owned ATMs	406,627	397,119
Interest-bearing deposits in other banks	631	9

Total cash and cash equivalents	500,887	468,017
Investment securities, available-for-sale	907,498	859,362
Investment securities, trading	12,590	12,432
Loans held-for-sale	12,758	10,185
Loans, net of allowance for loan losses of $43,922 at December 31, 2012 and $53,080 at December 31, 2011	2,723,916	2,702,589
Bank-owned life insurance	62,915	63,392
Stock in Federal Home Loan Bank of Pittsburgh, at cost	31,165	35,756
Assets acquired through foreclosure	4,622	11,695
Accrued interest receivable	9,652	11,743
Premises and equipment	38,257	35,964
Goodwill	28,146	28,146
Intangible assets	5,174	6,139
Other assets	37,568	43,588

Total assets	$4,375,148	$4,289,008

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$631,026	$525,444
Interest-bearing demand	538,195	389,495
Money market	933,901	805,570
Savings	389,977	368,390
Time	316,986	412,027
Jumbo certificates of deposit	294,237	346,568

Total customer deposits	3,104,322	2,847,494
Brokered deposits	170,641	287,810

Total deposits	3,274,963	3,135,304
Federal funds purchased and securities sold under agreements to repurchase	110,000	50,000
Federal Home Loan Bank advances	376,310	538,682
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	—
Other borrowed funds	28,945	67,927
Accrued interest payable	1,099	1,910
Other liabilities	40,766	36,041

Total liabilities	3,954,094	3,896,875

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at December 31, 2012 and December 31, 2011	1	1
Common stock $.01 par value, 20,000,000 shares authorized; issued 18,354,055 at December 31, 2012 and 18,258,714 at December 31, 2011	184	182
Capital in excess of par value	222,978	220,163
Accumulated other comprehensive income	12,943	11,202
Retained earnings	433,228	408,865
Treasury stock at cost, 9,580,569 shares at December 31, 2012 and December 31, 2011	(248,280)	(248,280)

Total stockholders’ equity	421,054	392,133

Total liabilities and stockholders’ equity	$4,375,148	$4,289,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In Thousands)
Balance, December 31, 2009	$1	$166	$166,627	$(2,022)	$385,308	$(248,280)	$301,800
Net income	—	—	—	—	14,117	—	14,117
Other comprehensive income	—	—	—	8,546	—	—	8,546
Cash dividend, $0.48 per share	—	—	—	—	(3,575)	—	(3,575)
Issuance of common stock, including proceeds from exercise of common stock options	—	14	48,749	—	—	—	48,763
Stock-based compensation expense	—	—	269	—	—	—	269
Issuance of restricted stock	—	—	192	—	—	—	192
Tax benefit from exercises of common stock options (1)	—	—	341	—	—	—	341
Preferred stock cash dividends	—	—	—	—	(2,631)	—	(2,631)
Preferred stock discount accretion	—	—	138	—	(138)	—	—

Balance, December 31, 2010	$1	$180	$216,316	$6,524	$393,081	$(248,280)	$367,822

Net income	—	—	—	—	22,677	—	22,677
Other comprehensive income	—	—	—	4,678	—	—	4,678
Cash dividend, $0.48 per share	—	—	—	—	(4,126)	—	(4,126)
Issuance of common stock, including proceeds from exercise of common stock options	—	2	1,122	—	—	—	1,124
Stock-based compensation expense	—	—	1,343	—	—	—	1,343
Issuance of restricted stock	—	—	470	—	—	—	470
Tax benefit from exercises of common stock options (1)	—	—	776	—	—	—	776
Preferred stock cash dividends	—	—	—	—	(2,631)	—	(2,631)
Preferred stock discount accretion	—	—	136	—	(136)	—	—

Balance, December 31, 2011	$1	$182	$220,163	$11,202	$408,865	$(248,280)	$392,133

Net income	—	—	—	—	31,311	—	31,311
Other comprehensive income	—	—	—	1,741	—	—	1,741
Cash dividend, $0.48 per share	—	—	—	—	(4,179)	—	(4,179)
Issuance of common stock including proceeds from exercise of common stock options (1)	—	2	2,501	—	—	—	2,503
Stock-based compensation expense	—	—	1,577	—	—	—	1,577
Tax benefit from exercises of common stock options	—	—	399	—	—	—	399
Preferred stock cash dividends	—	—	—	—	(2,631)	—	(2,631)
Preferred stock discount accretion	—	—	138	—	(138)	—	—
Repurchase of warrant	—	—	(1,800)	—	—	—	(1,800)

Balance, December 31, 2012	$1	$184	$222,978	$12,943	$433,228	$(248,280)	$421,054

(1) Net of deferred tax adjustments for expired options

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2012	2011	2010
(In Thousands)
Operating activities:
Net income	$31,311	$22,677	$14,117
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	32,053	27,996	41,883
Depreciation of premises and equipment	5,139	5,015	4,979
Amortization, net	12,261	6,123	1,685
Decrease in accrued interest receivable	2,091	22	959
Decrease (increase) in other assets	2,491	(3,076)	2,996
Origination of loans held-for-sale	(190,961)	(97,883)	(138,624)
Proceeds from sales of loans held-for-sale	222,369	104,133	134,560
Gain on mortgage banking activity, net	(2,846)	(1,524)	(2,257)
Gain on mark to market adjustment on trading securities	(125)	—	(249)
Gain on sale of securities, net	(21,300)	(4,878)	(782)
Stock-based compensation expense	1,976	1,810	796
Excess tax benefits from share based payment arrangements	(399)	(776)	(341)
Decrease in accrued interest payable	(811)	(1,407)	(1,038)
Increase in other liabilities	4,763	13,152	2,150
Loss on sale of premises and equipment	—	115	—
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	3,701	4,049	3,766
Decrease in value of bank-owned life insurance	(1,544)	(2,035)	(732)
Deferred income tax (benefit) expense	3,591	2,978	(2,183)
(Increase) decrease in capitalized interest, net	(728)	(143)	287

Net cash provided by operating activities	103,032	76,348	61,972

Investing activities:
Maturities and calls of investment securities	9,039	11,943	12,380
Sales of investment securities available for sale	769,982	335,959	154,644
Purchases of investment securities available for sale	(941,376)	(621,138)	(393,175)
Repayments of investment securities available for sale	131,212	175,691	204,414
Repayments on reverse mortgages	—	264	62
Disbursements for reverse mortgages	(189)	(441)	(193)
Proceeds from loan disposition	—	—	3,775
Purchase of Christiana Bank and Trust, net cash received	—	—	40,332
Net increase in loans	(96,435)	(189,701)	(43,062)
Payments from bank-owned life insurance	2,021	2,886	—
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	4,591	1,780	1,965
Sales of assets acquired through foreclosure, net	14,016	11,611	8,887
Proceeds from the sale of premises and equipment	—	824	—
Investment in premises and equipment	(8,111)	(10,494)	(5,732)

Net cash used for investing activities	(115,250)	(280,816)	(15,703)

(continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Year Ended December 31,	2012	2011	2010
(In Thousands)
Financing Activities:
Net increase in demand and savings deposits	$393,493	$285,398	$169,381
Net (decrease) increase in time deposits	(147,372)	(23,381)	20,336
(Decrease) increase in brokered deposits	(117,361)	38,804	(99,689)
Increase in Loan payable	1,727	—	—
Receipts from federal funds purchased and securities sold under agreement to repurchase	19,027,675	13,350,000	18,470,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(18,967,675)	(13,400,000)	(18,470,000)
Receipts from FHLB advances	39,981,624	14,046,295	25,128,164
Repayments of FHLB advances	(40,143,996)	(13,996,572)	(25,252,349)
Repayment of unsecured debt	(30,000)	—	—
Issuance of Senior Debt	52,681	—	—
Dividends paid	(6,810)	(6,718)	(6,206)
Issuance of common stock and exercise of common stock options	2,503	1,124	48,763
Repurchase of common stock warrants	(1,800)	—	—
Excess tax benefits from share-based payment arrangements	399	776	341

Net cash provided by financing activities	45,088	295,726	8,741

Increase in cash and cash equivalents	32,870	91,258	55,010
Cash and cash equivalents at beginning of year	468,017	376,759	321,749

Cash and cash equivalents at end of year	$500,887	$468,017	$376,759

Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$24,099	$34,012	$42,655
Cash paid for income taxes, net	13,806	3,150	10,520
Loans transferred to assets acquired through foreclosure	9,953	18,331	12,732
Loans transferred from portfolio to held-for-sale	31,987	—	—
Net change in accumulated other comprehensive income	1,741	4,678	8,546
Fair value of assets acquired, net of cash received	—	—	121,735
Fair value of liabilities assumed	—	—	177,942
Settlement of pending sale of premises and equipment	—	—	6,515
Non-cash goodwill adjustments, net	—	1,401	—

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WSFS Financial Corporation (“the Company,” “our Company,” “WSFS”, “we,” “our” or “us”) is a savings and loan holding company organized under the laws of the State of Delaware. Our principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), is a federal savings bank organized under the laws of the United States which, at December 31, 2012, served customers from our 51 offices located in Delaware (42), Pennsylvania (7), Virginia (1), and Nevada (1).

In preparing the Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that, in 2013, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending-related commitments, goodwill and intangible assets, post-retirement obligations, the fair value of financial instruments, investment in reverse mortgage, income taxes and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased post-retirement expense.

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

Montchanin was formed to provide asset management products and services. Montchanin has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). Cypress is a Wilmington-based investment advisory firm servicing high net worth individuals and institutions and has approximately $597 million in assets under management at December 31, 2012.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, cash in non-owned ATMs, amounts due from banks, federal funds sold and securities purchased under agreements to resell.

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

For additional detail regarding reverse mortgages, see Note 3 to the Consolidated Financial Statements.

Loans

Loans are stated net of deferred fees and costs. Interest income on loans is recognized using the level yield method. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.

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

We have established the loan loss allowance in accordance with guidance provided by the SEC’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified impaired loans, allowances for pools of homogeneous loans, adjustments for qualitative and environmental factors and allowances for model estimation and complexity risk. Impairment of troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is collateral dependent. Troubled debt restructures consist of concessions granted to borrowers facing financial difficulty.

For additional detail regarding the provision for loan losses, see Note 5 to the Consolidated Financial Statements.

Assets Held-for-Sale

Assets held-for-sale includes loans held-for-sale and are carried at the lower of cost or fair value in the aggregate or, in some cases, individual assets.

Assets Acquired Through Foreclosure

Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loans or their fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding or disposing of the assets are charged to expense in the current period. We write-

down the value of the assets when declines in fair value below the carrying value are identified. Loan workout and OREO expenses include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs. During 2012, we recorded $4.3 million in additional charges (including write-downs and net losses on sales of assets) related to assets acquired through foreclosure (REO). These charges were $5.9 million and $3.8 million for the years ended December 31, 2011 and 2010, respectively.

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

For additional information regarding our goodwill and other intangible assets, see Note 17 to the Consolidated Financial Statements.

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

Loss Contingency for Unfunded Commitments

We maintain a loss contingency for unfunded commitments. The determination of the loss contingency for unfunded commitments requires significant judgment reflecting managements best estimate of probable losses related to unfunded commitments.

Income Taxes

The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement basis and tax basis of assets and liabilities.

We account for income taxes in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	2012	2011	2010
	(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common shareholders	$28,541	$19,907	$11,347

Denominator:
Denominator for basic earnings per share — weighted average shares	8,712	8,606	7,655
Effect of dilutive employee stock options, restricted stock and warrants	78	111	131

Denominator for diluted earnings per share — adjusted weighted average shares and assumed exercise	8,790	8,717	7,786

Earnings per share:
Basic:
Net income allocable to common shareholders	$3.28	$2.31	$1.48

Diluted:
Net income allocable to common shareholders	$3.25	$2.28	$1.46

Outstanding common stock equivalents having no dilutive effect	276	534	602

2. INVESTMENT SECURITIES

The following table details the amortized cost and the estimated fair value of the Company’s investment securities available-for-sale (which includes reverse mortgages):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
December 31, 2012:
Reverse mortgages	$(457)	$—	$—	$(457)
U.S. Government and government sponsored enterprises (“GSE”)	46,726	266	(2)	46,990
State and political subdivisions	3,120	89	—	3,209
Collateralized Mortgage Obligation (“CMO”)(1)	251,848	7,849	(301)	259,396
Federal National Mortgage Association (“FNMA”) Mortgage-Backed Securities (“MBS”)	396,910	9,588	(243)	406,255
Federal Home Loan Mortgage Corporation MBS (“FHLMC”)	58,596	1,171	(117)	59,650
Government National Mortgage Association MBS (“GNMA”)	129,288	3,221	(54)	132,455

	$886,031	$22,184	$(717)	$907,498

December 31, 2011:
Reverse mortgages	$(646)	$—	$—	$(646)
GSE	38,776	262	(13)	39,025
State and political subdivisions	4,159	39	(8)	4,190
CMO(1)	323,980	6,933	(2,527)	328,386
FNMA	320,019	9,379	(44)	329,354
FHLMC	93,305	1,781	—	95,086
GNMA	60,991	3,033	(57)	63,967

	$840,584	$21,427	$(2,649)	$859,362

Trading securities:
December 31, 2012
CMO	$12,590	$—	$—	$12,590

December 31, 2011
CMO	$12,432	$—	$—	$12,432

(1)	Includes agency CMO and SASCO 2002 RM-1 Class O securities classified as available-for-sale.

At December 31, 2012, unrealized gains (net of unrealized losses) totaled $21.5 million compared to $18.8 million at December 31, 2011, despite the recognition of $21.3 million in net securities gains during 2012.

The scheduled maturities of investment securities available-for-sale at December 31, 2012 and December 31, 2011 were as follows:

	Available-for Sale
	Amortized Cost	Fair Value
	(In Thousands)
2012
Within one year (1)	$18,544	$18,658
After one year but within five years	28,855	29,034
After five years but within ten years	321,103	329,580
After ten years	517,529	530,226

	$886,031	$907,498

2011
Within one year (1)	$7,916	$7,966
After one year but within five years	32,225	32,465
After five years but within ten years	129,597	135,649
After ten years	670,846	683,282

	$840,584	$859,362

(1)	Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

The portfolio of available-for-sale MBS includes 156 securities with an amortized cost of $836.6 million comprised of all GSE securities. All securities were AAA-rated at the time of purchase. All securities were re-evaluated for OTTI at December 31, 2012. The result of this evaluation showed no OTTI for 2012. The weighted average duration of the MBS portfolio was 5.0 years at December 31, 2012, and 3.6 years at December 31, 2011.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At December 31, 2012, investment securities with market values aggregating $486.9 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at December 31, 2012.

During 2012, we sold $770.0 million of investment securities categorized as available-for-sale for net gains of $21.3 million. In 2011, proceeds from the sale of investment securities available-for-sale were $335.9 million and resulted in net gains of $4.9 million. A portion of these sales during 2012 were the result of the completion of the Asset Strategies undertaken during the second quarter and were mainly due to maintaining the capital and earnings neutrality of these efforts. Another portion of these gains were the result of a program to deleverage our balance sheet by $125.0 million of MBS. The remaining sales were completed as part of our ongoing portfolio management aimed at minimizing credit risk and decreasing prepayment/premium risk due to faster prepayments caused by declining mortgage interest rates in this historically-low rate environment. The cost basis of all investment securities sales are based on the specific identification method.

As of December 31, 2012, our investment securities portfolio had remaining unamortized premiums of $23.5 million. In addition, at December 31, 2012 we had $197,000 of unaccreted discounts related to our investment securities portfolio.

At December 31, 2012, we owned investment securities totaling $111.3 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $717,000 at December 31, 2012. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2012.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale securities:
U.S. Government and agencies	$2,008	$2	$—	$—	$2,008	$2
State and political subdivisions	—	—	—	—	—	—
CMO	40,358	268	1,364	33	41,722	301
FNMA	43,696	243	—	—	43,696	243
FHLMC	13,884	117	—	—	13,884	117
GNMA	10,029	54	—	—	10,029	54

Total temporarily impaired investments	$109,975	$684	$1,364	$33	$111,339	$717

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2011.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale securities:
U.S. Government and agencies	$5,047	$13	$—	$—	$5,047	$13
State and political subdivisions	—	—	440	8	440	8
CMO	78,955	2,194	9,933	333	88,888	2,527
FNMA	6,959	44	—	—	6,959	44
FHLMC	—	—	—	—	—	—
GNMA	5,420	57	—	—	5,420	57

Total temporarily impaired investments	$96,381	$2,308	$10,373	$341	$106,754	$2,649

We own $12.6 million par value of SASCO RM-1 2002 class B securities which are classified as trading, of which, $1.5 million is interest paid in kind. We expect to recover all principal and interest due to seasoning and excess collateral. Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) when these securities were acquired they were classified as trading because it was our intent to sell them in the near term. We use the guidance under ASC 320 to provide a reasonable estimate of fair value. We estimated the value of these securities based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach as of December 31, 2012.

During 2011, we purchased 100% of SASCO 2002-RM1 Class O certificates for $2.5 million. As of December 31, 2012, the market value of the SASCO 2002-RM1 O securities was determined in accordance with FASB ASC 820-10, Fair Value Measurement (“ASC 820”), to be $7.1 million. These securities have been included in our available-for-sale CMO portfolio since their purchase.

3. REVERSE MORTGAGES AND RELATED ASSETS

We hold an investment in reverse mortgages of $(457,000) at December 31, 2012 representing a participation in 14 reverse mortgages with a third party. These loans were originated in the early 1990s.

These reverse mortgage loans are contracts that require the lender to make monthly advances throughout each borrower’s life or until each borrower relocates, prepays or the home is sold, at which time the loan becomes due and payable. Reverse mortgages are nonrecourse obligations, which means that the loan repayments are generally limited to the net sale proceeds of the borrower’s residence.

We account for our investment in reverse mortgages by estimating the value of the future cash flows on the reverse mortgages at a rate deemed appropriate for these mortgages, based on the market rate for similar collateral. Actual cash flows from these mortgage loans can result in volatility in the recorded value of reverse mortgage assets. As a result, income varies significantly from reporting period to reporting period. For the year ended December 31, 2012, we recorded a positive $12,000 in interest income on reverse mortgages as compared to a negative $137,000 in 2011 and a negative $287,000 in 2010. The results for 2012 reflect an improvement in housing prices during the year. The previous two years’ decreases were due to a decline in property values securing these mortgages, which were based on annual re-evaluation and consistent with the decreases in home values over those two years.

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

We hold Class B (BBB+ rated) mortgage-backed securities classified as trading and 100% of Class O Certificates issued in connection with securities consisting of a portfolio of reverse mortgages we previously owned as available-for-sale. A third-party model uses the income approach as described in ASC 820-10-35-32. The model is a present value cash flow model, consistent with ASC 820-10-55-5 which describes the components of a present value measurement. The model incorporates the projected cash flows of the notes and then discounts these cash flows using a rate that is commensurate with the risk adjusted rate. The inputs to the model reflect our expectations of what other market participants would use in pricing this asset in a current transaction and therefore is consistent with ASC 820 that sets out an exit price methodology for determining fair value.

To value these securities as of December 31, 2012 the Bank continued to use their proprietary model and actual cash flow information as of the December 25, 2012 distribution date to provide estimated future cash flows. This process is consistent with what was performed in determining the price. There are three main drivers of cash flows: 1) Prepayments 2) House Price Appreciation (HPA) forecasts and 3) Interest Rates.

1.	Prepayments – “one year look back” comparing the actual cash flows to the forecasted cash flows based on the assumptions used. Using 50% of the base case forecasted cash flows to actual cash flows confirms the reasonableness of the prepayment assumption.

2.	House Price Appreciation – Consistent with other reverse mortgage analysis the following forecasts were obtained from various market sources. A 2% decline for year one and then a 2% recovery for year 2 continues to be appropriate given the nature of reverse mortgage collateral and historical under performance to the broad housing market.

3.	Interest Rates – Lastly, the forward rates as of December 31, 2012 on one month LIBOR are consistent with the assumptions used for future interest rates (one month LIBOR ramping up to 3% over ten years).

4. LOANS

The following table details our loan portfolio by category:

December 31,	2012	2011
(In Thousands)
Commercial (1)	$704,491	$1,460,812
Owner-occupied commercial	770,581	—
Commercial Mortgage	631,365	626,739
Construction	133,375	106,268
Residential	243,627	274,105
Consumer	289,001	290,979

	2,772,440	2,758,903

Less:
Deferred fees, net	4,602	3,234
Allowance for loan losses	43,922	53,080

Net loans	$2,723,916	$2,702,589

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loan balances

Nonaccruing loans aggregated $47.8 million, $71.1 million and $76.8 million at December 31, 2012, 2011 and 2010, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $1.6 million in 2012, $3.1 million in 2011, and $2.3 million in 2010.

The total amounts of loans serviced for others were $263.4 million, $308.1 million and $358.8 million at December 31, 2012, 2011 and 2010, respectively, all of which were residential first mortgage loans. We received fees from the servicing of loans of $359,000, $445,000 and $508,000 during 2012, 2011 and 2010, respectively.

We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans we acquire or originate. The value of these servicing rights was $240,000 and $216,000 at December 31, 2012 and 2011, respectively. Mortgage loans serviced for others are not included in loans in the accompanying Consolidated Statement of Condition. Changes in the valuation of these servicing rights resulted in net income of $24,000 during 2012 and net expense of $70,000 during 2011. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking activities, net in the Consolidated Statement of Operations.

Accrued interest receivable on loans outstanding was $7.6 million and $8.8 million at December 31, 2012 and 2011, respectively.

A summary of changes in the allowance for loan losses follows:

Year Ended December 31,	2012	2011	2010
(In Thousands)
Beginning balance	$53,080	$60,339	$53,446
Provision for loan losses	32,053	27,996	41,883
Loans charged-off (1)	(45,802)	(37,833)	(37,566)
Recoveries (2)	4,591	2,578	2,576

Ending balance	$43,922	$53,080	$60,339

(1)	2012, 2011 and 2010 includes $1.1 million, $869,000 and $1.0 million of overdraft charge-offs, respectively.
(2)	2012, 2011 and 2010 includes $363,000, $348,000 and $375,000 of overdraft recoveries, respectively.

These results included the impact of our Asset Strategies resulting in the bulk sale of $42.7 million of problem loans. During 2012, net charge-offs totaled $41.2 million, or 1.49%, of average loans annualized (including $14.2 million related to Asset Strategies), compared to $35.3 million, or 1.32%, of average loans in 2011. We charge loans off when they are deemed to be uncollectable.

5. ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (“SAB 102”). The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. The following are included in Allowance for Loan Losses:

•	Specific reserves for impaired loans

•	Allowances for pools of homogenous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors

•	Allowance for model estimation and complexity risk

Specific reserves are established for impaired loans where we have identified significant conditions or circumstances related to specific credits that indicate losses are probable. Unless loans are well-secured and collection is imminent, all loans that are 90 days past due are deemed impaired. Reserves for impaired loans are generally charged-off within 90 days of impairment recognition. Estimated losses are based on collateral values, estimates of future cash flows, or market valuations.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and consumer loan pools. Commercial loans are pooled into following segments: Business Loans (Commercial and Industrial Loans), Commercial Real Estate – Owner-Occupied, Commercial Real Estate – Investor, and Construction Loans. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last three years. Loss severity is calculated as the actual loan losses (net of recoveries) on impaired loans in the respective pool during the last three years. Retail loans are pooled into following segments: residential mortgage loans, home equity secured loans, and all other consumer loans. Pooled reserves for retail loans are calculated based on the previous three year average loss rate.

Qualitative and environmental adjustment factors are taken into consideration when determining the above reserve estimates or core reserves. These adjustment factors are based upon our evaluation of various current internal and external conditions including:

•	Assessment of current underwriting policies, staff, and portfolio mix

•	Internal trends of delinquency, non-accrual and criticized loans by segment

•	Assessment of risk rating accuracy, control and regulatory assessments/environment

•	General economic conditions – locally and nationally

•	Market trends impacting collateral values

•	Competitive environment as it could impact loan structure and underwriting

The above factors are based on their relative standing compared to the period which historic losses are used in core reserve estimates and current directional trends. Each individual qualitative and environmental factor in our model can add or subtract to core reserves. As of December 31, 2012, these factors, in aggregate, added 5.9% of core reserves to the allowance.

The final component of the allowance is a reserve for model estimation and complexity risk. The calculation of reserves is generally quantitative; however, qualitative estimates of valuations and risk assessment are necessary. We currently increase our calculated reserves to account for model estimation and complexity risk, which was approximately 2% at December 31, 2012.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies and loan review consultants periodically review our loan ratings and allowance for loan losses.

During 2012, we continued to enhance and improve the methodology and data used for calculating our allowance for loan losses. These enhancements and improvements were made over the course of the year and included the following:

•	Used a three year loss migration analysis to determine the probability of default. Previously, the probability of default was determined using recent default activity and qualitative factors.

•	Segregated the commercial loan segment to more specifically analyze the risks associated with business, owner-occupied CRE, investor CRE and construction loan portfolios,

•	Qualitative adjustment factors expanded to mirror commercial loan segmentation,

•	Established a portion of the allowance for loan losses related to model estimation and complexity risk,

•	Conducted our annual updating of our risk migration analysis. Prospectively, we will update risk migration quarterly,

•

Calculated loss severity based solely on last three year historic loss rate by commercial loan segment pools. Previously, loss severity considered attributes of individual loans and qualitative considerations.

•

Shortened the loss emergence period used for consumer loans. Historical loss rates are now based on the past three years. Historical loss rates were previously calculated on the past five years and adjusted for loss emergence qualitative considerations.

The combined impact of these changes was not significant to the total allowance for loan losses; however, the allocation shifted among various loan pools. Commercial loan pools are allocated more reserves due to their estimated higher loss severity and consumer loan pools are allocated less reserves due to shortening of their estimated loss emergence periods. Our conclusion, as of December 31, 2011, that our total allowance for loan losses of $53.1 million was sufficient to cover losses in the portfolio did not change as a result of implementing our improved allowance for loan losses methodology.

The following tables provide an analysis of the allowance for loan losses and loan balances as of and for the year ended December 31, 2012 and December 31, 2011:

	Commercial	Owner Occupied Commercial (1)	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (2)	Total
	(In Thousands)
Twelve months ended December 31, 2012
Allowance for loan losses
Beginning balance	$15,067	$9,235	$7,556	$4,074	$6,544	$10,604	$—	$53,080
Charge-offs	(12,806)	(5,076)	(6,517)	(10,820)	(3,857)	(6,726)	—	(45,802)
Recoveries	1,536	13	405	1,761	176	700	—	4,591
Provision	9,866	1,936	6,635	11,441	261	1,053	861	32,053

Ending balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922

Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,100	$1	$1,887	$28	$919	$16	$—	$4,951
Loans collectively evaluated for impairment	11,563	6,107	6,192	6,428	2,205	5,615	861	38,971

Ending balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,861	$14,001	$12,634	$1,547	$18,483	$6,329	$—	$57,855	(3)
Loans collectively evaluated for impairment	699,630	756,580	618,731	131,828	225,144	282,672	—	2,714,585

Ending balance	$704,491	$770,581	$631,365	$133,375	$243,627	$289,001	$—	$2,772,440

	Commercial	Commercial Mortgages	Construction	Residential	Consumer	Total
	(In Thousands)
Twelve months ended December 31, 2011
Allowance for credit losses
Beginning balance	$26,480	$10,564	$10,019	$4,028	$9,248	$60,339
Charge-offs	(9,419)	(7,446)	(11,602)	(3,165)	(6,201)	(37,833)
Recoveries	897	334	582	211	554	2,578
Provision	6,344	4,104	5,075	5,470	7,003	27,996

Ending balance	$24,302	$7,556	$4,074	$6,544	$10,604	$53,080

Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,630	$295	$723	$964	$101	$4,713
Loans collectively evaluated for impairment	21,672	7,261	3,351	5,580	10,503	48,367

Ending balance	$24,302	$7,556	$4,074	$6,544	$10,604	$53,080

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$23,193	$15,814	$22,124	$16,227	$2,621	$79,979	(3)
Loans collectively evaluated for impairment	1,437,619	610,925	84,144	257,878	288,358	2,678,924

Ending balance	$1,460,812	$626,739	$106,268	$274,105	$290,979	$2,758,903

(1)	Prior to 2012, owner occupied commercial loans were included in commercial loan balances.
(2)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(3)	The difference between this amount and nonaccruing loans at December 31, 2012 and December 31, 2011, represents accruing troubled debt restructured loans of $10.1 million and $8.9 million, respectively.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

At Dec. 31, 2012	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
(In Thousands)
Commercial	$1,214	$—	$—	$1,214	$698,416	$4,861	$704,491
Owner occupied commercial (1)	1,264	—	—	1,264	755,316	$14,001	770,581
Commercial mortgages	—	—	—	—	618,731	12,634	631,365
Construction	269	70	—	339	131,489	1,547	133,375
Residential	5,383	606	786	6,775	226,863	9,989	243,627
Consumer	971	526	—	1,497	282,776	4,728	289,001

Total	$9,101	$1,202	$786	$11,089	$2,713,591	$47,760	$2,772,440

% of Total Loans	0.33%	0.04%	0.03%	0.40%	97.88%	1.72%	100.00%

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loan balances.

At Dec. 31, 2011 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$1,087	$63	$78	$1,228	$1,436,504	$23,080	$1,460,812
Commercial mortgages	479	243	—	722	610,203	15,814	626,739
Construction	3,727	—	—	3,727	80,417	22,124	106,268
Residential	5,501	1,238	887	7,626	257,422	9,057	274,105
Consumer	2,783	709	—	3,492	286,469	1,018	290,979

Total	$13,577	$2,253	$965	$16,795	$2,671,015	$71,093	$2,758,903

% of Total Loans	0.49%	0.08%	0.04%	0.61%	96.81%	2.58%	100.00%

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

The following tables provide an analysis of our impaired loans at December 31, 2012 and December 31, 2011:

2012 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$4,861	$1,598	$3,263	$2,100	$12,060	$4,993
Owner-Occupied Commercial (2)	14,001	13,827	174	1	18,658	16,856
Commercial mortgages	12,634	5,422	7,212	1,887	22,192	10,233
Construction	1,547	1,172	375	28	17,711	11,239
Residential	18,483	11,053	7,430	919	20,771	16,917
Consumer	6,329	5,635	694	16	7,265	4,514

Total	$57,855	$38,707	$19,148	$4,951	$98,657	$64,752

2011 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$23,193	$19,353	$3,840	$2,630	$26,815	$22,396
Commercial mortgages	15,814	13,602	2,212	295	21,278	16,237
Construction	22,124	14,166	7,958	723	34,862	27,323
Residential	16,227	9,649	6,578	964	19,312	17,480
Consumer	2,621	1,336	1,285	101	2,788	3,916

Total	$79,979	$58,106	$21,873	$4,713	$105,055	$87,352

(1)	Reflects loan balances at their net realizable value.
(2)	Prior to 2012 owner occupied commercial loans were included in commercial loan balances.

The average impaired loan balanced as of December 31, 2010 was $77.6 million. Interest income of $985,000, $395,000 and $287,000 was recognized on impaired loans during 2012, 2011 and 2010, respectively.

Credit Quality Indicators

Below is a description of each of our risk ratings for all commercial loans:

Pass. These borrowers presently show no current or potential problems and their loans are considered fully collectible. We further segment Pass ratings into six classifications ranging from Substantially Risk Free (secured by marketable securities within margin and cash secured) to Acceptable Risk.

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

In late 2011, we undertook a project to improve the precision of our loan rating system with a goal of recalibrating our loan rating classifications to current Office of the Comptroller of Currency and Federal Reserve Board standards and to better classify our Pass and Criticized loan categories. This resulted in the elimination of our last Pass grade or our “pass/watch” grade. The result of this grade elimination resulted in $67 million of previous “pass/watch” loans being reclassified to Criticized or Classified, with none going to nonaccrual status.

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

The following tables provide an analysis of problem loans:

Commercial credit exposure credit risk profile by internally assigned risk rating at December 31,:

									Total Commercial
	Commercial		Owner- Occupied Commercial (1)		Commercial Mortgages		Construction		2012		2011
(In Thousands)	2012	2011	2012	2011	2012	2011	2012	2011	Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$14,611	$85,848	$27,398	$—	$29,267	$50,044	$2,453	$9,747	$73,729		$145,639
Substandard:
Accrual	63,074	107,896	44,899	—	6,222	13,664	5,755	19,039	119,950		140,599
Nonaccrual	1,598	23,193	13,827	—	5,422	15,814	1,172	22,124	22,019		61,131
Doubtful/Nonaccrual	3,263	—	174	—	7,212	—	375	—	11,024		—

Total Special Mention and Substandard	82,546	216,937	86,298	—	48,123	79,522	9,755	50,910	226,722	10%	347,369	16%
Pass	621,945	1,242,519	684,283	—	583,242	543,277	123,620	55,244	2,013,090	90	1,841,040	84

Total	$704,491	$1,459,456	$770,581	$—	$631,365	$622,799	$133,375	$106,154	$2,239,812	100%	$2,188,409	100%

Consumer credit exposure credit risk profile based on payment activity (in thousands):

					Total Residential and Consumer
	Residential		Consumer		2012		2011
	2012	2011	2012	2011	Amount	Percent	Amount	Percent
Nonperforming(2)	$18,483	$16,227	$6,329	$2,621	$24,812	5%	$18,848	3%
Performing	225,144	259,276	282,672	289,136	507,816	95	548,412	97

Total	$243,627	$275,503	$289,001	$291,757	$532,628	100%	$567,260	100%

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loan balances.
(2)	Includes $10.1 million as of December 31, 2012 and $8.9 million as of December 31, 2011 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.

Troubled Debt Restructurings (TDR)

In 2011, we adopted the provisions of Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. As such, we reassessed all loan modifications occurring in 2011 for identification as TDRs, resulting in no newly identified TDRs.

The balance of TDRs at December 31, 2012 and December 31, 2011 was $22.0 million and $27.7 million, respectively. The balances at December 31, 2012 include approximately $11.9 million of TDRs in nonaccrual status and $10.1 million of TDRs in accrual status compared to $18.8 million of TDRs in nonaccrual status and $8.9 million of TDRs in accrual status at December 31, 2011. Approximately $936,000 and $1.3 million in related reserves have been established for these loans at December 31, 2012 and December 31, 2011, respectively.

During 2012, the terms of 112 loans were modified in TDRs, of which 18 were related to commercial loans that were already placed on nonaccrual. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months. Additionally, 81 of these TDRs were related to recent regulatory guidance requiring loans discharged under Chapter 7 bankruptcy, and not re-affirmed by the borrower, to be charged-off to their net realizable collateral values, to be considered TDRs and to be placed on nonaccrual regardless of their delinquency status. As a result, $4.7 million of performing loans (net of charge-offs) were reclassified to nonaccrual status and TDR status during 2012. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months. The remaining loans represented residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR.

The following table presents loans identified as TDRs during the twelve months ended December 31, 2012 and December 31, 2011:

(In Thousands)	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
Commercial	$10,235	$2,914
Commercial mortgages	—	11,536
Construction	378	13,909
Residential	5,217	2,824
Consumer	2,386	146

	$18,216	$31,329

The TDRs described above increased the allowance for loan losses by $1.3 million through allocation of a related reserve, and resulted in charge offs of $8.5 million during the twelve months ending December 31, 2012, most of which had been previously identified and reserved for in prior periods, compared to an increase in allowance for loan losses of $1.4 million and charge offs of $8.9 million during the twelve months ending December 31, 2011.

There was one residential TDR in the amount of $84,000 which defaulted (defined as past due 90 days) during the twelve months ended December 31, 2012 that was restructured within the last twelve months prior to December 31, 2012.

6. PREMISES AND EQUIPMENT

Land, office buildings, leasehold improvements and furniture and equipment, at cost, are summarized by major classifications:

December 31,	2012	2011
(In Thousands)
Land	$1,362	$1,562
Buildings	4,020	6,708
Leasehold improvements	35,011	32,804
Furniture and equipment	35,912	38,253

	76,305	79,327
Less:
Accumulated depreciation	38,048	43,363

	$38,257	$35,964

Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the effective life of the related lease if less than the estimated useful life. In general, computer equipment, furniture and equipment and building renovations are depreciated over three, five and ten years, respectively.

We occupy certain premises including some with renewal options, and operate certain equipment under noncancelable leases with terms ranging primarily from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred in accordance with FASB ASC 840-20 Operating Leases. Rent expense was $9.0 million in 2012, $7.9 million in 2011 and $5.7 million in 2010 and includes the costs related to our eight new branches since 2010, the relocation of our operations center in 2012 and additional lease renewals during the period. Future minimum cash payments under these leases at December 31, 2012 are as follows:

(In Thousands)
2013	$7,937
2014	7,708
2015	7,574
2016	7,350
2017	7,331
Thereafter	159,993

Total future minimum lease payments	$197,893

7. DEPOSITS

The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

December 31,	2012	2011
(In Thousands)
Money market and demand:
Noninterest-bearing demand	$631,026	$525,444
Interest-bearing demand	538,195	389,495
Money market	933,901	805,570

Total money market and demand	2,103,122	1,720,509

Savings	389,977	368,390

Customer certificates of deposit by maturity:
Less than one year	202,604	261,000
One year to two years	45,955	86,097
Two years to three years	60,879	3,219
Three years to four years	5,894	60,267
Over four years	1,654	1,444

Total customer time certificates	316,986	412,027

Jumbo certificates of deposits, by maturity:
Less than one year	234,716	254,583
One year to two years	20,581	52,753
Two years to three years	36,561	2,935
Three years to four years	2,031	36,196
Over four years	348	101

Total jumbo certificates of deposit	294,237	346,568

Total customer deposits	3,104,322	2,847,494

Brokered deposits less than one year	170,641	287,810

Total deposits	$3,274,963	$3,135,304

Interest expense by category follows:

Year Ended December 31,	2012	2011	2010
(In Thousands)
Interest-bearing demand	$246	$405	$435
Money market	1,759	2,897	4,301
Savings	431	1,465	494
Time deposits	9,531	13,548	16,070

Total customer interest expense	11,967	18,315	21,300

Brokered deposits	1,134	816	1,797

Total interest expense on deposits	$13,101	$19,131	$23,097

8. BORROWED FUNDS

The following is a summary of borrowed funds by type:

At or for the twelve months ended:	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Period	Weighted Average Interest Rate During the Period
December 31, 2012	(Dollars in Thousands)
FHLB advances	$376,310	0.57%	$588,052	$466,243	1.32%
Federal funds purchased and securities sold under agreements to repurchase	110,000	0.90	125,000	101,106	0.99
Trust preferred borrowings	67,011	2.08	67,011	67,011	2.17
Senior Debt	55,000	6.25	55,000	19,085	6.68
Other borrowed funds	28,945	0.09	64,599	33,924	0.41

December 31, 2011
FHLB advances	$538,682	1.49%	$676,093	$561,117	1.75%
Federal funds purchased and securities sold under agreements to repurchase	50,000	1.68	100,000	78,685	1.50
Trust preferred borrowings	67,011	2.30	67,011	67,011	2.02
Other borrowed funds	67,927	1.26	74,859	71,431	1.30

Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh with rates ranging from 0.17% to 4.45% at December 31, 2012 are due as follows:

	Amount	Weighted Average Rate
	(Dollars in Thousands)
2013	$318,249	0.53%
2014	35,895	1.07
2015	22,166	0.58

	$376,310	0.58

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

As a member of the FHLB of Pittsburgh, we are required to purchase and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 0.35% of our member asset value plus 4.60% of advances outstanding. We were in compliance with this requirement with a stock investment in FHLB of Pittsburgh of $31.2 million at December 31, 2012. This stock is carried on the accompanying Consolidated Statement of Condition at cost, which approximates liquidation value.

At December 31, 2012 we had $31.2 million of FHLB stock compared to $35.8 million at December 31, 2011. In 2010, a limited repurchase of capital stock was reinstated and during 2011 net capital stock repurchases from us totaled $1.8 million. We received no dividends from the FHLB of Pittsburgh during 2011 or 2010. However, in February of 2012, the FHLB of Pittsburgh declared and began to pay a dividend on capital stock. The FHLB also approved additional repurchases of capital stock during the first quarter 2012. At December 31, 2012, repurchases totaled $4.6 million. For additional information regarding FHLB Stock, see Note 14 to the Consolidated Financial Statements.

At December 31, 2012, advances outstanding totaled $376.3 million, with a weighted average rate of 0.57%. One $7.2 million advance with a rate of 4.45% was struck in January 2003 to match fund a commercial loan. This advance matured in January 2013.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2012 and 2011, we purchased federal funds as a short-term funding source. At December 31, 2012, we had purchased $85.0 million in federal funds at an average rate of 0.27%. At December 31, 2011, we had purchased $25.0 million in federal funds at a rate of 0.38%.

During 2012, we continued to have securities sold under agreements to repurchase as a funding source. At December 31, 2012, securities sold under agreements to repurchase had a fixed rate of 2.98%. These repurchases mature on January 1, 2015. The underlying securities are mortgage-backed securities with a book value of $41.1 million at December 31, 2012. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:

	Borrowing Amount	Rate	Collateral
			Carrying Value	Fair Value	Accrued Interest
(Dollars in Thousands)
2012
Over 90 days	$25,000	2.98%	$41,061	$41,714	$104

2011
Over 90 days	$25,000	2.98%	$29,942	$30,961	$97

Trust Preferred Borrowings

In 2005, we issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The proceeds from this issuance were used to fund the redemption of $51.5 million of Floating Rate Capital Trust I Preferred Securities.

Senior Debt

On August 27, 2012, we completed the issuance and sale of $55.0 million aggregate principal amount of 6.25% Senior Notes due 2019 (the “Senior Debt”). The Senior Debt is unsecured and ranks equally with all of our other present and future unsecured unsubordinated obligations. At our option, the Senior Debt is callable, in whole or in part, after 5 years.

Other Borrowed Funds

Included in other borrowed funds are collateralized borrowings of $28.9 million and $37.9 million at December 31, 2012 and 2011 respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.09% at both December 31, 2012 and 2011. In addition, during 2009 we issued $30.0 million of unsecured debt under the FDIC Temporary Liquidity Guarantee Program with a rate of 2.74%. This debt matured on February 15, 2012.

9. STOCKHOLDERS’ EQUITY

Under guidelines issued by banking regulators, savings institutions such as the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. At December 31, 2012 and 2011, the Bank was in compliance with regulatory capital requirements and was deemed a “well-capitalized” institution.

The following table presents our Bank capital position as of December 31, 2012 and 2011:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$466,924	14.29%	$261,440	8.00%	$326,800	10.00%
Core Capital (to adjusted tangible assets)	426,019	9.83	173,273	4.00	216,592	5.00
Tangible Capital (to tangible assets)	426,019	9.83	64,977	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	426,019	13.04	130,720	4.00	196,080	6.00

As of December 31, 2011:
Total Capital (to risk-weighted assets)	$434,301	13.43%	$258,688	8.00%	$323,361	10.00%
Core Capital (to adjusted tangible assets)	393,725	9.29	169,518	4.00	211,898	5.00
Tangible Capital (to tangible assets)	393,725	9.29	63,569	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	393,725	12.18	129,344	4.00	194,016	6.00

The Holding Company

Our capital structure includes two classes of stock. One class of $0.01 par common stock outstanding, each share having equal voting rights, and one class of $.01 par preferred stock.

In 2005, WSFS Capital Trust III, our unconsolidated subsidiary, issued $67.0 million of aggregate principle of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The proceeds were used to refinance the WSFS Capital Trust I issuance of $51.5 million of Trust Preferred Securities which had a variable rate of 250 basis points over the three-month LIBOR rate. At December 31, 2012, the coupon rate of the Capital Trust III securities was 2.08% with a scheduled maturity of June 1, 2035. The effective rate will vary due to fluctuations in interest rates. The proceeds from the issue were invested in Junior Subordinated Debentures we issued. These securities are treated as borrowings with interest included in interest expense on the Consolidated Statement of Operations. The remaining proceeds were used primarily to extinguish higher rate debt and for general corporate purposes.

When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. We are prohibited from paying any dividend or making any other capital distribution if, after making the distribution, we would be undercapitalized within the meaning of the Prompt Corrective Action regulations.

At December 31, 2012, $62.2 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, our ability to engage in transactions with affiliated corporations is limited, and we generally may not lend funds to nor guarantee our indebtedness.

10. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Associate 401(k) Savings Plan

Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock. Generally, the principal and related earnings are tax deferred until withdrawn. We match a portion of the Associates’ contributions and, based on our performance, periodically make discretionary contributions into the plan for the benefit of our Associates. As a result, our total cash contributions to the plan on behalf of our Associates resulted in a an expense of $2.4 million, $1.9 million, and $1.5 million for 2012, 2011, and 2010, respectively.

All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% will be invested in a balanced fund. Associates may make transfers to various other investment vehicles within the plan without any significant restrictions. The plans net purchases for the WSFS fund were 2,000, 24,000, and 81,000 shares of our common stock during 2012, 2011, and 2010, respectively.

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

ASC 715 requires that we recognize the funded status of our defined benefit postretirement plan in our statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of ASC 715, all of which were previously netted against the plan’s funded status in our statement of financial position pursuant to the provisions of ASC 715. These amounts will be subsequently recognized as net periodic pension costs pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods, and are not recognized as net periodic pension cost in the same periods, will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of ASC 715.

In accordance with ASC 715, during 2013 we expect to recognize $78,000 in expense relating to the amortization of the net actuarial loss, and none relating to the net transition obligation.

The following disclosures relating to postretirement benefits were measured at December 31:

	2012	2011	2010
(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,923	$3,088	$2,568
Service cost	288	207	171
Interest cost	174	166	151
Actuarial loss	271	623	360
Benefits paid	(178)	(161)	(162)

Benefit obligation at end of year	$4,478	$3,923	$3,088

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	178	161	162
Benefits paid	(178)	(161)	(162)

Fair value of plan assets at end of year	$—	$—	$—

Funded status:
Funded status	$(4,478)	$(3,923)	$(3,088)
Recognized net loss	1,587	1,444	914

Net amount recognized	$(2,891)	$(2,479)	$(2,174)

Components of net periodic benefit cost:
Service cost	$288	$207	$171
Interest cost	174	166	151
Amortization of transition obligation	61	61	61
Net loss recognition	67	32	12

Net periodic benefit cost	$590	$466	$395

Assumptions used to determine net periodic benefit cost:
Discount rate	4.50%	5.50%	6.00%
Health care cost trend rate	5.00%	5.00%	5.00%
Sensitivity analysis of health care cost trends:
Effect of +1% on service cost plus interest cost	$(34)	$(17)	$(13)
Effect of –1% on service cost plus interest cost	12	13	10
Effect of +1% on APBO	(146)	(129)	(96)
Effect of –1% on APBO	142	100	76
Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	4.00%	4.50%	5.50%
Health care cost trend rate	5.00%	5.00%	5.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year of ultimate trend rate	2012	2011	2010

Estimated future benefit payments:

The following table shows the expected future payments for the next ten years:

(In Thousands)

During 2013	$124
During 2014	131
During 2015	131
During 2016	133
During 2017	143
During 2018 through 2022	886

$1,548

We assume the average annual rate of increase for medical benefits will stabilize at an average increase of 5% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2012, this annual premium cap amounted to $2,800 per retiree. We estimate that we will contribute approximately $124,000 to the plan during fiscal 2013.

We have five additional plans which are no longer being provided to Associates. They are a Supplemental Pension Plan with a corresponding liability of $350,000, an Early Retirement Window Plan with a corresponding liability of $148,000, a Director’s Plan with a corresponding liability of $59,000, a Supplemental Executive Retirement Plan with a corresponding liability of $950,000, and a Post-Retirement Medical Plan with a corresponding liability of $175,000.

11. TAXES ON INCOME

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Our income tax provision consists of the following:

Year Ended December 31,	2012	2011	2010
(In Thousands)
Current income taxes:
Federal taxes	$11,136	$6,648	$8,192
State and local taxes	2,256	1,849	(555)
Deferred income taxes:
Federal taxes	3,591	2,978	(2,183)
State and local taxes	—	—	—

Total	$16,983	$11,475	$5,454

Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011:

	2012	2011
(In Thousands)
Deferred tax liabilities:
Unrealized gains on available-for-sale securities	$(8,053)	$(7,105)
Accelerated depreciation	(2,115)	(912)
Other	(397)	(395)
Prepaid expenses	(1,590)	(1,428)
Deferred loan costs	(1,866)	(1,680)
Intangibles	(1,256)	(795)

Total deferred tax liabilities	(15,277)	(12,315)

Deferred tax assets:
Allowance for loan losses	15,373	18,578
Reserves and other	7,511	5,862
Deferred gains	480	505

Total deferred tax assets	23,364	24,945

Net deferred tax asset	$8,087	$12,630

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2012, such items consisted primarily of $8.1 million of unrealized gains on certain investments in debt and equity securities accounted for under ASC 320 partially offset by $550,000 related to postretirement benefit obligations accounted for under ASC 715. In 2011, they consisted primarily of $7.1 million of unrealized gains on certain investments in debt and equity securities, partially offset by $550,000 related to postretirement benefit obligations.

Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of our temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $8.1 million at December 31, 2012. No federal or state net operating losses existed at December 31, 2012.

A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

Year Ended December 31,	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax, net of federal tax benefit	3.0	3.4	(1.8)
Interest income 50% excludable	(0.5)	(2.1)	(3.7)
Tax-exempt interest	(0.5)	(0.4)	(0.7)
Bank-owned life insurance income	(1.1)	(2.0)	(1.3)
Incentive stock option and other nondeductible compensation	0.6	0.9	0.8
Settlement of prior year charitable donation	—	(1.2)	—
Federal tax credits	(1.4)	(0.5)	(1.1)
Other	0.1	0.5	0.7

Effective tax rate	35.2%	33.6%	27.9%

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

We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2009 through 2012 remain subject to examination as of December 31, 2012, while tax years 2009 through 2012 remain subject to examination by state taxing jurisdictions. Our 2010 federal tax return is currently being audited by the IRS. No state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2013.

There are no longer any unrecognized tax benefits related to ASC 740 as of December 31, 2012. A reconciliation of the total amounts of unrecognized tax benefits during 2012 and 2011 is as follows:

	2012	2011
(In Thousands)
Unrecognized tax benefits at January 1	$88	$967
Tax positions taken during prior years	(3)	96
Tax positions taken during current year	—	—
Reductions relating to settlements with taxing authorities	(85)	—
Reductions as a result of a lapse of statutes of limitations	—	(975)

Unrecognized tax benefits at December 31	$—	$88

12. STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan, however, we still have options outstanding under the plan for our officers, directors and Associates. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. We have stock options outstanding under both plans (collectively, “Stock Incentive Plans”). The number of shares reserved for issuance under the 2005 Plan is 1,197,000. At December 31, 2012, there were 217,530 shares available for future grants under the 2005 Plan.

The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, “Stock Options”). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our common stock on the date of the grant. All Stock Options granted during 2012 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans.

Stock Options

A summary of the status of our Stock Incentive Plans as of December 31, 2012, 2011 and 2010, respectively, and changes during those years are presented below:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of year	416,886	$43.52	566,323	$42.84	733,468	$42.95
Granted	88,307	39.66	57,723	44.15	27,889	30.94
Exercised	(71,055)	30.78	(85,379)	18.94	(67,376)	14.29
Forfeited	—	—	(12,666)	40.85	(22,899)	40.53
Expired	(98,408)	53.99	(109,115)	59.85	(104,759)	59.29

Outstanding at end of year	335,730	42.14	416,886	43.52	566,323	42.84

Exercisable at end of year	178,432	$45.28	304,628	$46.27	442,837	$45.04

Weighted-average fair value of awards granted	$12.50		$14.06		$9.51

In addition, at January 1, 2012 there were nonvested options with a $840,000 intrinsic value. Options that vested during 2012 had an intrinsic value of $393,000. Also during 2012, there were options exercised with an intrinsic value of $754,000. In addition, there were vested options that expired with no intrinsic value. The exercisable options remaining at December 31, 2012, had an intrinsic value of $571,000 and an average remaining contractual term of 1.4 years. At December 31, 2012 the outstanding options had an intrinsic value of $1.2 million and an average remaining contractual term of 2.4 years.

The following table provides information about our unvested stock options outstanding at December 31, 2012, 2011 and 2010, respectively:

	2012			2011			2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Stock Options:
Unvested at beginning of period	112,258	$36.08	$10.69	123,486	$34.94	$8.27	191,558	$41.31	$8.92
Granted	88,307	39.66	12.50	57,723	44.15	14.06	27,889	30.94	9.51
Vested	(43,267)	34.32	9.66	(56,285)	40.77	9.13	(73,062)	48.38	10.26
Forfeited	—			(12,666)	40.85	9.44	(22,899)	40.53	8.84

Unvested at end of period	157,298	$38.57	$11.98	112,258	$36.08	$10.69	123,486	$34.94	$8.27

The total amount of unrecognized compensation cost related to nonvested stock options as of December 31, 2012 was $832,000. The weighted-average period over which it is expected to be recognized is 2.7 years. We issue new shares upon the exercise of options.

During 2012, we granted 88,307 options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) between 0.6% and 0.7% in 2012; an expected option life of three years and nine months; and an expected stock price volatility of 44.6% in 2012. For the purposes of this option-pricing model, a dividend yield of 1.2% was assumed.

The following table summarizes all stock options outstanding and exercisable for Option Plans as of December 31, 2012, segmented by range of exercise prices:

	Outstanding			Exercisable
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number	Weighted Average Exercise Price
Stock Options:
$20.71-$27.60	41,067	$23.31	1.1 years	25,412	$23.28
$27.61-$34.50	22,175	31.10	2.4 years	7,915	30.93
$34.51-$41.40	90,907	39.63	4.1 years	2,172	38.54
$41.41-$48.30	121,829	44.68	1.8 years	83,181	44.54
$48.31-$55.20	8,730	51.19	1.0 years	8,730	51.19
$55.21-$62.10	49,717	58.83	1.9 years	49,717	58.83
$62.11-$69.00	1,305	62.50	3.3 years	1,305	62.50

Total	335,730	$42.14	2.4 years	178,432	$45.28

Restricted Stock

During 2012, we issued 24,442 restricted stock units and awards. These awards vest over a four year period. These stock awards were made to certain executive officers. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of December 31, 2012, was $992,000. The weighted-average period over which it is expected to be recognized is 1.8 years.

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

Performance Stock Awards

Beginning in 2009, the Long-Term Performance-Based Restricted Stock Unit program (“Long-Term Program”) will award up to an aggregate of 77,800 shares of our stock to the remaining 14 participants, only after the achievement of targeted levels of return on assets (“ROA”) in any year through 2011. In 2010, the Personnel and Compensation Committee of the Board recommended, and the Board approved, the extension to 2013 and the adjustment of the ROA performance levels. Under the terms of the revised plan, if an annual ROA performance level of 1.00% is achieved, up to 39,000 shares will be awarded. If an annual ROA performance level of 1.125% is achieved, up to 53,300 shares will be awarded. If an annual ROA performance level of 1.25% or greater is achieved, up to 77,800 shares will be awarded. The awarded stock will vest in 25% increments over four years. In addition, if a performance level is achieved and there are insufficient shares available for grant, we have the option of granting the available shares with the remainder being paid in cash. We did not recognize any compensation expense related to this program in 2012, 2011 or 2010. Compensation expense for the Long-Term Program was based on the closing stock price as of May 28, 2008 and will begin to be recognized once the achievement of target performance is considered probable.

The Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 22,250 shares of restricted stock effective January 3, 2011 with a five-year performance vesting schedule starting at the end of the second year. These awards are based on acquiring new business relationships in which Mr. Schoenhals has played a meaningful role in helping us establish the new business. These shares are subject to vesting in whole or in part if pre-tax contributions achieved over a two year period result in at least a 50% return on investment of the cost of the restricted stock. We recognized compensation expense of $275,000 related to this award in 2012.

The impact of stock-based compensation for the year ended December 31, 2012 was $2.3 million pre-tax ($1.7 million after tax) to salaries, benefits and other compensation. This compares to $1.6 million pre-tax ($1.2 million after tax) in 2011 and $965,000 pre-tax ($745,000 after tax) in 2010.

13. COMMITMENTS AND CONTINGENCIES

Lending Operations

At December 31, 2012, we had commitments to extend credit of $635.4 million. Commercial loan commitments represented $317.7 million; commercial owner-occupied commitments represented $46.2 million while commercial mortgage and construction commitments were $13.5 million and $44.6 million, respectively. Outstanding letters of credit were $55.5 million. Consumer lines of credit totaled $135.1 million of which $110.0 million was secured by real estate and outstanding commitments to make or acquire mortgage loans aggregated $22.7 million; one was a variable rate loan at 3.13%; the rest were fixed rate loans ranging from 2.63% to 4.50%. Mortgage commitments generally have closing dates within a one-month period but can be extended to six months in some cases.

Data Processing Operations

We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due (in thousands) are as follows:

Year	Amount
2013	$3,748
2014	2,831
2015	1,462
2016	769
2017	736

$9,546

The expenses for data processing and operations for the year ending December 31, 2012 was $5.6 million.

Legal Proceedings

In the ordinary course of business, we are subject to legal actions that involve claims for monetary relief. For additional information regarding legal proceedings, see Note 20 to the Consolidated Financial Statement.

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

The following represents a summary of off-balance sheet financial instruments at year-end:

December 31,	2012	2011
(In Thousands)
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$44,610	$50,099
Commercial mortgage loan commitments	13,523	7,503
Commercial loan commitments	317,750	349,213
Commercial owner-occupied commitments (1)	46,211	—
Commercial standby letters of credit	55,540	55,697
Residential mortgage loan commitments	22,657	10,806
Consumer loan commitments	135,060	123,669

(1)	Prior to 2012, owner-occupied commercial commitments were included in commercial commitments.

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

Not reflected in the table above are commitments to sell residential mortgages of $55.2 million and $33.5 million at December 31, 2012 and 2011, respectively

Indemnifications

Secondary Market Loan Sales. Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 15 to 30 year loans in the secondary market to government sponsored enterprises such as FHLMC or to wholesale lenders. Loans held-for-sale are carried at the lower of cost or market of the aggregate, or in some cases, individual loans. We sometimes retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Gains and losses on sales of loans are recognized at the time of the sale.

We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses are rare, and no provision is made for losses at the time of sale. There were no such repurchases for the years ended December 31, 2012 and 2011.

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

At December 31, 2012, there were ninety-five variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers with an initial notional amount aggregating approximately $381.7 million, and with maturities ranging from eight months to thirteen years. The aggregate fair value of these swaps to the customers was a liability of $35.5 million as of December 31, 2012, and of the ninety-five swaps, all were in a paying position to a third party.

14. FAIR VALUE DISCLOSURES

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

The table below presents the balances of assets measured at fair value as of December 31, 2012 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets Measured at Fair Value on a Recurring Basis:
Available-for-sale securities:
Collateralized mortgage obligations	$—	$252,300	$7,096	$259,396
FNMA	—	406,255	—	406,255
FHLMC	—	59,650	—	59,650
GNMA	—	132,455	—	132,455
U.S. Government and agencies	—	46,990	—	46,990
State and political subdivisions	—	3,209	—	3,209
Reverse mortgages	—	—	(457)	(457)
Trading securities	—	—	12,590	12,590

Total assets measured at fair value on a recurring basis	$—	$900,859	$19,229	$920,088
Assets Measured at Fair Value on a Nonrecurring Basis:
Other real estate owned	$—	$—	$4,622	$4,622
Impaired loans (collateral dependent)	—	—	52,904	52,904

Total assets measured at fair value on a nonrecurring basis	$—	$—	$57,526	$57,526

The table below presents the balances of assets measured at fair value as of December 31, 2011 (there were no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Description
Assets Measured at Fair Value on a Recurring Basis:
Available-for-sale securities:
Collateralized mortgage obligations	$—	$324,450	$3,936	$328,386
FNMA	—	329,354	—	329,354
FHLMC	—	95,086	—	95,086
GNMA	—	63,967	—	63,967
U.S. Government and agencies	—	39,025	—	39,025
State and political subdivisions	—	4,190	—	4,190
Reverse mortgages	—	—	(646)	(646)
Trading securities	—	—	12,432	12,432

Total assets measured at fair value on a recurring basis	$—	$856,072	$15,722	$871,794

Assets Measured at Fair Value on a Nonrecurring Basis:
Other real estate owned	$—	$11,695	$—	$11,695
Impaired loans (collateral dependent)	—	74,562	—	74,562

Total assets measured at fair value on a nonrecurring basis	$—	$86,257	$—	$86,257

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

Available-for-sale securities. As of December 31, 2012, securities classified as available for sale are reported at fair value using both Level 2 and Level 3 inputs. Included in the Level 2 total are approximately $47.0 million in Federal Agency debentures, $850.7 million in Federal Agency MBS and $3.2 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Included in the Level 3 total is a small equity traunche of a reverse mortgage security. This security is Level 3 because there is no active market and no observable inputs that reflect quoted prices for identical assets in active markets (Level 1) or inputs other than quoted prices that are observable for the asset through corroboration with observable market data (Level 2). To establish the fair value for a Level 3 asset, a

“mark-to-model” has been developed using the income approach described in ASC 820-10-35-32 and is similar to the methodology used to value our trading securities described below.

Trading Securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under ASC 820-10. As prescribed by ASC 820-10 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect management’s assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated traunches of this asset class. The unobservable inputs consist of prepayments, house price appreciation and interest rates. Our sensitivity analysis completed at December 31, 2012, showed that any increase or decrease in these inputs would not have a significant impact on the fair value of these assets. The value assigned to this security therefore is determined primarily through a discounted cash flow analysis. All assumptions required a significant degree of management judgment.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Trading Securities	Reverse Mortgages	Available- for-sale Securities	Total
	(In Thousands)
Balance at December 31, 2010	$12,432	$(686)	$—	$11,746
Total net income (loss) for the year included in net income	—	(137)	265	128
Contractual monthly advances of principal	—	177	2,755	2,932
Mark-to-market adjustment	—	—	916	916

Balance at December 31, 2011	$12,432	$(646)	$3,936	$15,722
Total net income for the year included in net income	33	12	—	45
Contractual monthly advances of principal	—	177	—	177
Mark-to-market adjustment	125	—	3,160	3,285

Balance at December 31, 2012	$12,590	$(457)	$7,096	$19,229

Other Real Estate Owned. Other real estate owned consists of loan collateral which has been repossessed through foreclosure or other measures. Initially, foreclosed assets are recorded as held for sale at the lower of the loan balance or fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically and the assets may be marked down further, reflecting a new cost basis. Due to the continuing weakness in the real estate market, we utilize a more significant level of unobservable inputs and, as such, have reclassified the hierarchical levels of both Other Real Estate Owned and Impaired Loans to Level 3 for 2012. The fair value of our real estate owned was estimated using Level 3 inputs based on appraisals obtained from third parties.

Impaired Loans. We evaluate and value impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. The collateral for each loan has a unique appraisal and our discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is our subjective discount on appraisals of the collateral securing the loan, which ranges from 10%—50%. Collateral may consist of real estate and/or business assets including equipment, inventory and accounts receivable. The value of these assets is determined based on appraisals by qualified licensed appraisers hired by us. Appraised and reported values may be discounted based on our historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or our expertise and knowledge of the customer and the customer’s business.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, has a gross amount of $52.9 million and $75.3 million at December 31, 2012 and December 31, 2011, respectively. The valuation allowance on impaired loans was $5.0 million as of December 31, 2012 and $4.7 million as of December 31, 2011.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments.  For cash and short-term investments, including due from banks, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities.  Since quoted market prices are not available, fair value is estimated using quoted prices for similar securities, which we obtain from a third party vendor. We utilize one of the largest providers of securities pricing in the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by us to validate the vendor’s methodology. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows which have been updated to reflect external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities trading, see Note 1 to the Consolidated Financial Statements.

Loans held-for-sale.  Loans held-for-sale are carried at the lower of cost or market of the aggregate, or in some cases, individual loans.

Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages, and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available. This technique does not contemplate an exit price.

Bank-Owned Life Insurance.  The estimated fair value approximates the book value for this investment.

Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be essentially equal to its cost basis, since the stock is non-marketable but redeemable at its par value.

Demand Deposits, Savings Deposits, and Time Deposits.  The fair value of demand deposits and savings deposits is determined by projecting future cash flows using an estimated economic life based on account characteristics. The resulting cash flow is discounted using rates available on alternative funding sources. The fair value of time deposits is estimated using the rate and maturity characteristics of the deposits to estimate their cash flow. The cash flow is discounted as rates for similar term wholesale funding.

Borrowed Funds.  Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Off-Balance Sheet Instruments.  The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, is estimated using the fees currently charged to enter into similar agreements with comparable remaining terms and reflects the present creditworthiness of the counterparties.

The book value and estimated fair value of our financial instruments are as follows:

At December 31,	Fair Value Measurement	2012		2011
		Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	Level 1	$500,887	$500,887	$468,017	$468,017
Investment securities	See previous table	920,088	920,088	871,794	871,794
Loans, held-for-sale	Level 3	12,758	12,758	10,185	10,185
Loans, net	Level 3	2,723,916	2,746,001	2,702,589	2,721,804
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	31,165	31,165	35,756	35,756
Accrued interest receivable	Level 2	9,652	9,652	11,743	11,743
Financial liabilities:
Deposits	Level 2	3,274,963	3,174,907	3,135,304	3,087,464
Borrowed funds	Level 2	637,266	638,375	723,620	731,522
Standby letters of credit	Level 3	224	224	322	322
Accrued interest payable	Level 2	1,099	1,099	1,910	1,910

The estimated fair value of our off-balance sheet financial instruments is as follows:

December 31,	2012	2011
(In Thousands)
Off-balance sheet instruments:
Commitments to extend credit	$—	$—

15. RELATED PARTY TRANSACTIONS

We routinely enter into transactions with our directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $2.1 million and $1.8 million at December 31, 2012 and 2011, respectively. During 2012, new loans and credit line advances to such related parties amounted to $956,000 and repayments amounted to $636,000.

16. SEGMENT INFORMATION

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

The Trust and Wealth Management segment is comprised of Christiana Trust, Monarch Entity Services LLC, Montchanin, Private Banking and WSFS Investment Group, Inc. Christiana Trust was acquired in December 2010 and WSFS’ Trust and Wealth Management business was consolidated into Christiana Trust. Christiana Trust provides investment, fiduciary, and agency services from locations in Delaware and Nevada. These services are provided to individuals and families as well as corporations and institutions. Monarch Entity Services LLC provides commercial domicile services from locations in Delaware and Nevada. Montchanin has one consolidated wholly owned subsidiary, Cypress Capital Management, LLC (Cypress). Cypress is a Wilmington-based investment advisory firm serving high net-worth individuals and institutions. WSFS Investment Group, Inc. markets various third-party insurance products and securities. Private Banking specializes in meeting the needs of professionals and their practices, including deposit services and credit needs of existing and start-up practices.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the years ended December 31, 2012, 2011, and 2010 follows:

For the Year Ended December 31, 2012:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$141,986	$—	$8,301	$150,287
Noninterest income	54,225	18,749	13,719	86,693

Total external customer revenues	196,211	18,749	22,020	236,980

Intersegment revenues:
Interest income	4,032	—	5,719	9,751
Noninterest income	8,563	779	105	9,447

Total intersegment revenues	12,595	779	5,824	19,198

Total revenue	208,806	19,528	27,844	256,178

External customer expenses:
Interest expense	22,397	—	891	23,288
Noninterest expenses	112,071	9,549	11,725	133,345
Provision for loan loss	32,222	—	(169)	32,053

Total external customer expenses	166,690	9,549	12,447	188,686

Intersegment expenses:
Interest expense	5,719	1,368	2,664	9,751
Noninterest expenses	884	2,219	6,344	9,447

Total intersegment expenses	6,603	3,587	9,008	19,198

Total expenses	173,293	13,136	21,455	207,884

Income before taxes	$35,513	$6,392	$6,389	$48,294
Income tax provision				16,983

Consolidated net income				$31,311

Cash and cash equivalents	$68,419	$430,382	$2,086	$500,887
Other segment assets	3,683,073	1,605	189,583	3,874,261

Total segment assets at December 31, 2012	$3,751,492	$431,987	$191,669	$4,375,148

Capital expenditures	$7,796	$405	$27	$8,228

For the Year Ended December 31, 2011:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$149,313	$—	$9,329	$158,642
Noninterest income	34,959	15,618	13,011	63,588

Total external customer revenues	184,272	15,618	22,340	222,230

Intersegment revenues:
Interest income	4,414	—	6,122	10,536
Noninterest income	7,447	724	143	8,314

Total intersegment revenues	11,861	724	6,265	18,850

Total revenue	196,133	16,342	28,605	241,080

External customer expenses:
Interest expense	31,345	—	1,260	32,605
Noninterest expenses	108,061	7,883	11,533	127,477
Provision for loan loss	26,641	—	1,355	27,996

Total external customer expenses	166,047	7,883	14,148	188,078

Intersegment expenses:
Interest expense	6,122	1,235	3,179	10,536
Noninterest expenses	867	1,578	5,869	8,314

Total intersegment expenses	6,989	2,813	9,048	18,850

Total expenses	173,036	10,696	23,196	206,928

Income before taxes	$23,097	$5,646	$5,409	$34,152
Income tax provision				11,475

Consolidated net income				$22,677

Cash and cash equivalents	$48,107	$416,949	$2,961	$468,017
Other segment assets	3,618,744	2,155	200,092	3,820,991

Total segment assets at December 31, 2011	$3,666,851	$419,104	$203,053	$4,289,008

Capital expenditures	$8,877	$1,291	$326	$10,494

For the Year Ended December 31, 2010:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$154,790	$—	$7,613	$162,403
Noninterest income	31,849	13,231	5,035	50,115

Total external customer revenues	186,639	13,231	12,648	212,518

Intersegment revenues:
Interest income	3,988	—	3,914	7,902
Noninterest income	6,652	755	—	7,407

Total intersegment revenues	10,640	755	3,914	15,309

Total revenue	197,279	13,986	16,562	227,827

External customer expenses:
Interest expense	40,629	—	1,103	41,732
Noninterest expenses	95,580	5,956	7,796	109,332
Provision for loan loss	40,084	—	1,799	41,883

Total external customer expenses	176,293	5,956	10,698	192,947

Intersegment expenses:
Interest expense	3,914	930	3,058	7,902
Noninterest expenses	755	1,534	5,118	7,407

Total intersegment expenses	4,669	2,464	8,176	15,309

Total expenses	180,962	8,420	18,874	208,256

Income (loss) before taxes	$16,317	$5,566	$(2,312)	$19,571
Income tax provision				5,454

Consolidated net income				$14,117

Cash and cash equivalents	$46,803	$326,573	$3,383	$376,759
Other segment assets	3,350,338	13,196	213,225	3,576,759

Total segment assets at December 31, 2010	$3,397,141	$339,769	$216,608	$3,953,518

Capital expenditures	$5,775	$174	$2	$5,951

17. GOODWILL AND INTANGIBLE ASSETS

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

Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. Goodwill totaled $28.1 million at both December 31, 2012 and December 31, 2011. The majority of this goodwill, or $23.0 million, is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008 and the acquisition of CB&T during 2010. The remaining $5.1 million is in the Trust and Wealth Management reporting unit and is mainly the result of the acquisition of CB&T.

During 2011, ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), was issued. Under the Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Therefore, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the existing two-step process. The entity can resume performing the qualitative assessment in any subsequent period. We adopted the Update for the year ended December 31, 2011.

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

As of December 31, 2012, we completed the Step One test of the analysis to determine potential goodwill impairment of the WSFS Bank and Trust and Wealth Management reporting units. The valuation incorporated a market-based analysis and indicated the fair values of our WSFS Bank and Trust and Wealth Management reporting units were above their carrying amounts. Therefore, in accordance with FASB ASC 350-20-35-6, the Step Two analysis was not required.

FASB ASC 350, also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In Thousands)
December 31, 2012
Core deposits	$4,370	$(2,020)	$2,350
Other	4,464	(1,640)	2,824

Total other intangible assets	$8,834	$(3,660)	$5,174

December 31, 2011
Core deposits	$4,370	$(1,393)	$2,977
Other	4,865	(1,703)	3,162

Total other intangible assets	$9,235	$(3,096)	$6,139

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. We recognized amortization expense on other intangible assets of $989,000, $1.2 million and $569,000 for the years ended December 31, 2012, 2011, and 2010.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
2013	$905
2014	832
2015	773
2016	465
2017	332
Thereafter	1,867

Total	$5,174

At December 31, 2012, goodwill and other intangible assets were not considered impaired. Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

18. STOCK AND COMMON STOCK WARRANTS

In 2010, we completed an underwritten public offering of 1,370,000 shares of common stock and raised $47.1 million net of $2.9 million of costs.

In 2009 we completed a private placement of stock to Peninsula Investment Partners, L.P. (Peninsula), pursuant to which we issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of common stock at an exercise price of $29.00 per share. The warrant is immediately exercisable. Total proceeds of $25.0 million were allocated, based on the relative fair value of common stock and common stock warrants, to common stock for $23.5 million and common stock warrants for $1.5 million.

In 2009, we entered into a purchase agreement with the U.S. Treasury (“Treasury”) pursuant to which we issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of

$52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share. On March 28, 2012, the Treasury sold all 52,625 shares. Under the terms of the agreement, we will continue to pay a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. We have declared and paid $2.6 million of cash dividends on the preferred stock during both 2012 and 2011.

Total proceeds of $52.6 million were allocated, based on the relative fair value of the preferred stock and common stock warrants, to preferred stock for $51.9 million and common stock warrants for $693,000 respectively. The preferred stock discount is being accreted, on an effective yield method, over five years. We have accreted $139,000 for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 there was approximately $150,000 of discount on preferred stock remaining.

The preferred stock is nonvoting, except for class voting rights on certain matters that could adversely affect the shares. They may be redeemed by us for the liquidation preference ($1,000 per share), plus accrued but unpaid dividends. On September 12, 2012 we entered into a letter agreement with the Treasury pursuant to which the Company repurchased the warrant for $1.8 million.

19. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

December 31,	2012	2011
(In Thousands)
Assets:
Cash	$62,244	$13,046
Investment securities, available-for-sale	7,096	3,936
Investment in subsidiaries	471,236	439,989
Investment in Capital Trust III	2,011	2,011
Other assets	2,451	886

Total assets	$545,038	$459,868

Liabilities:
Trust Preferred	$67,011	$67,011
Senior Debt	55,000	—
Interest payable	407	133
Other liabilities	1,566	591

Total liabilities	123,984	67,735

Stockholders’ equity:
Preferred stock	1	1
Common stock	184	182
Capital in excess of par value	222,978	220,163
Accumulated other comprehensive income	12,943	11,202
Retained earnings	433,228	408,865
Treasury stock	(248,280)	(248,280)

Total stockholders’ equity	421,054	392,133

Total liabilities and stockholders’ equity	$545,038	$459,868

Condensed Statement of Operations

Year Ended December 31,	2012	2011	2010
(In Thousands)
Income:
Interest income	$1,853	$1,021	$2,207
Noninterest income	139	153	120

	1,992	1,174	2,327

Expenses:
Interest expense	2,776	1,375	1,390
Other operating expenses	(186)	419	656

	2,590	1,794	2,046

(Loss) income before equity in undistributed income of subsidiaries	(598)	(620)	281
Equity in undistributed income of subsidiaries	31,909	23,297	13,836

Net income	31,311	22,677	14,117
Dividends on preferred stock and accretion of discount	(2,770)	(2,770)	(2,770)

Net income allocable to common stockholders	$28,541	$19,907	$11,347

Condensed Statement of Cash Flows Year Ended December 31,	2012	2011	2010
(In Thousands)
Operating activities:
Net income	$31,311	$22,677	$14,117
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed income of subsidiaries	(31,909)	(23,297)	(13,836)
Increase in capitalized interest	(693)	(280)	—
Increase (decrease) in other assets	3,531	(98)	(383)
Increase in other liabilities	384	32	24

Net cash provided by (used for) operating activities	2,624	(966)	(78)

Investing activities:
Increase in investment in subsidiaries	—	—	(54,500)
Purchase of mortgage backed securities	—	(2,500)	—

Net cash used for investing activities	—	(2,500)	(54,500)

Financing activities:
Issuance of common stock	2,503	3,709	49,565
Proceeds from the issuance of long-term debt	52,681	—	—
Payments to repurchase stock warrants	(1,800)	—	—
Cash dividends paid	(6,810)	(6,718)	(6,207)

Net cash provided by (used for) financing activities	46,574	(3,009)	43,358

Increase (decrease) in cash	49,198	(6,475)	(11,220)
Cash at beginning of period	13,046	19,521	30,741

Cash at end of period	$62,244	$13,046	$19,521

20. LEGAL AND OTHER PROCEEDINGS

As previously disclosed in 2011, we were served with a complaint filed in U.S. Bankruptcy Court by a bankruptcy trustee relating to a former WSFS Bank customer. The complaint challenges the Bank’s actions in exercising its rights concerning an outstanding loan and also seeks to avoid and recover the pre-bankruptcy repayment of that loan. There were no material changes regarding this complaint in 2012 and management of the Bank believes it acted appropriately and continues to vigorously defend itself against the complaint. No litigation reserve has been recorded as it is not yet possible to establish the probability of, or reasonably estimate, a potential loss.

We previously reported that in September 2012, we received a “30 day letter” from the IRS proposing an approximate $14 million to $18 million adjustment to a 2006 trust tax return relating to a trust for which the Bank is trustee. Subsequently, the IRS delivered a “No Change Report” that indicated the IRS completed its review of the trust’s 2006 tax return and did not propose any changes. The IRS’s decision to end its inquiry into the trust tax return is subject to the Area Director’s approval, which has not yet been issued.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

21. SUBSEQUENT EVENTS

On February 28, 2013, WSFS Bank received notification from the Office of the Comptroller of the Currency, our Bank’s primary regulator, that the Bank’s informal Memorandum of Understanding (“MOU”) was terminated. The MOU was entered into in December 2009.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
(In Thousands, Except Per Share Data)
Interest income	$36,787	$36,514	$37,763	$39,223	$39,585	$40,091	$39,814	$39,152
Interest expense	5,289	5,621	5,685	6,693	7,169	7,911	8,627	8,898

Net interest income	31,498	30,893	32,078	32,530	32,416	32,180	31,187	30,254
Provision for loan losses	3,674	3,751	16,383	8,245	6,948	6,558	8,582	5,908

Net interest income after provision for loan losses	27,824	27,142	15,695	24,285	25,468	25,622	22,605	24,346
Noninterest income	21,195	19,748	28,992	16,758	16,996	16,924	16,029	13,639
Noninterest expenses	37,186	32,153	33,017	30,989	33,026	32,412	30,652	31,387

Income (loss) before taxes	11,833	14,737	11,670	10,054	9,438	10,134	7,982	6,598
Income tax provision (benefit)	4,275	4,758	4,340	3,610	3,276	3,348	2,459	2,392

Net Income	7,558	9,979	7,330	6,444	6,162	6,786	5,523	4,206
Dividends on preferred stock and accretion of discount	693	693	692	692	693	692	693	692

Net Income (loss) allocable to common stockholders	$6,865	$9,286	$6,638	$5,752	$5,469	$6,094	$4,830	$3,514

Earnings per share:
Basic	$0.79	$1.07	$0.76	$0.66	$0.63	$0.71	$0.56	$0.41
Diluted	0.78	1.06	0.76	0.65	0.63	0.70	0.55	$0.40

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

Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2012 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their reports, which are included herein.

/s/ Mark A. Turner	/s/ Stephen A. Fowle
Mark A. Turner	Stephen A. Fowle
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited WSFS Financial Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 18, 2013

ITEM 9B. OTHER INFORMATION

There are no matters required to be disclosed under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors, executive officers and corporate governance of the Company in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, Controller or persons performing similar functions. A copy of the Code of Ethics is posted on our website at www.wsfsbank.com.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and the Company’s management in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees paid to and services provided by KPMG LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

1.	The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2012, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

3.2	Amended and Restated Bylaws of WSFS Financial Corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on October 27, 2008.

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

4.2	Warrant for Purchase of Shares of Common Stock, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

4.3	Warrant for Purchase of Shares of Common Stock, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2009.

10.1	WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary Plan Description is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit Number	Description of Document

10.2	Amended and Restated Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.

10.3	2000 Stock Option and Temporary Severance Agreement among Wilmington Savings Fund Society, Federal Savings Bank, WSFS Financial Corporation and Marvin N. Schoenhals on February 24, 2000 is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.4	WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated February 28, 2008, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.5	WSFS Financial Corporation’s 2005 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2005 Annual Meeting of Stockholders.

10.6	Amendment to WSFS Financial Corporation 2005 Incentive Plan for IRC 409A and FAS 123R dated December 31, 2008, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.7	Amendment to the WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated December 31, 2008, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.8	Letter Agreement, dated January 23, 2009, between WSFS Financial Corporation and the United States Department of Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

10.9	Form of Waiver, executed by Messrs. Marvin N. Schoenhals, Mark A. Turner, Stephen A. Fowle, Richard M. Wright, Rodger Levenson and Mrs. Barbara J. Fischer, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

10.10	Form of Letter Agreement, executed by Messrs. Marvin N. Schoenhals, Mark A. Turner, Stephen A. Fowle, Richard M. Wright, Rodger Levenson and Mr. Barbara J. Fischer, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

10.11	Securities Purchase Agreement, dated July 27, 2009, between WSFS Financial Corporation and Peninsula Investment Partners, L.P., incorporated herein by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K on July 27, 2009.

10.12	Warrant Repurchase Letter Agreement is incorporated herein by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K filed on September 12, 2012.

10.13	Amendment to WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated February 28, 2013.

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP

24	Power of Attorney (included on signature page to this report)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.LAB	XBRL Labels Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

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

Exhibits 10.1 through 10.10 and Exhibit 10.13 represent management contracts or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 18, 2013	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 18, 2013	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Chairman

Date:	March 18, 2013	BY:	/s/ Mark A. Turner
Mark A. Turner
President, Chief Executive Officer and Director

Date:	March 18, 2013	BY:	/s/ Charles G. Cheleden
Charles G. Cheleden
Vice Chairman and Lead Director

Date:	March 18, 2013	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	March 18, 2013	BY:	/s/ William B. Chandler, III
William B. Chandler, III
Director

Date:	March 18, 2013	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 18, 2013	BY:	/s/ Donald W. Delson
Donald W. Delson
Director

Date:	March 18, 2013	BY:	/s/ Zissimos A. Frangopoulos
Zissimos A. Frangopoulos
Director

Date:	March 18, 2013	BY:	/s/ Dennis E. Klima
Dennis E. Klima
Director

Date:	March 18, 2013	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	March 18, 2013	BY:	/s/ R. Ted Weschler
R. Ted Weschler
Director

Date:	March 18, 2013	BY:	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and Chief Financial Officer

Date:	March 18, 2013	BY:	/s/ Robert F. Mack
Robert F. Mack
Senior Vice President and Controller