Form 10-Q
period 2013-03-31
WSFS FINANCIAL CORP
filed 2013-05-10
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2013:

Common Stock, par value $.01 per share	8,793,920
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012	1

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012	2

	Consolidated Statements of Condition as of March 31, 2013 and December 31, 2012	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	4

	Notes to the Consolidated Financial Statements for the Three Months Ended March 31, 2013 and 2012	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II. Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults upon Senior Securities	45

Item 4.	[Reserved]	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46
Exhibit 12	Ratio of Earnings to Fixed Charges and Preferred Dividends
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance Document
Exhibit 101.SCH	Schema Document
Exhibit 101.CAL	Calculation Linkbase Document
Exhibit 101.LAB	Labels Linkbase Document
Exhibit 101.PRE	Presentation Linkbase Document
Exhibit 101.DEF	Definition Linkbase Document

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$31,452	$33,395
Interest on mortgage-backed securities	3,729	5,718
Interest on reverse mortgages	243	(29)
Interest and dividends on investment securities	142	130
Other interest income	25	9

	35,591	39,223

Interest expense:
Interest on deposits	2,019	4,015
Interest on Federal Home Loan Bank advances	443	1,937
Interest on federal funds purchased and securities sold under agreements to repurchase	249	247
Interest on trust preferred borrowings	329	375
Interest on senior debt	943	—
Interest on other borrowings	28	119

	4,011	6,693

Net interest income	31,580	32,530
Provision for loan losses	2,231	8,245

Net interest income after provision for loan losses	29,349	24,285

Noninterest income:
Credit/debit card and ATM income	5,668	5,422
Deposit service charges	4,014	4,014
Investment management and fiduciary revenue	3,728	3,031
Securities gains, net	1,644	2,036
Mortgage banking activities, net	737	516
Loan fee income	495	610
Bank owned life insurance income	40	185
Other income	1,748	944

	18,074	16,758

Noninterest expense:
Salaries, benefits and other compensation	17,983	16,235
Occupancy expense	3,383	3,048
Equipment expense	1,829	1,667
Data processing and operations expense	1,349	1,322
FDIC expenses	1,166	1,437
Professional Fees	947	1,164
Marketing Expense	517	779
Loan workout and OREO expense	170	836
Other operating expense	5,026	4,501

	32,370	30,989

Income before taxes	15,053	10,054
Income tax provision	5,313	3,610

Net income	9,740	6,444
Dividends on preferred stock and accretion of discount	692	692

Net income allocable to common stockholders	$9,048	$5,752

Earnings per share:
Basic	$1.03	$0.66
Diluted	$1.02	$0.66

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2013	2012
	(Unaudited)
	(In Thousands)
Net Income	$9,740	$6,444
Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale	(7,725)	540
Tax expense	2,898	(224)

Net of tax amount	(4,827)	316

Reclassification adjustment for gains included in net income	(1,644)	(2,036)
Tax expense	625	774

Net of tax amount	(1,019)	(1,262)

Total other comprehensive loss	(5,846)	(946)

Total comprehensive income	$3,894	$5,498

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	Mar 31, 2013	Dec 31, 2012

	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$75,379	$93,629
Cash in non-owned ATMs	454,955	406,627
Interest-bearing deposits in other banks	278	631

Total cash and cash equivalents	530,612	500,887
Investment securities, available-for-sale	829,341	907,498
Investment securities, trading	12,590	12,590
Loans held-for-sale	16,825	12,758
Loans, net of allowance for loan losses of $42,948 at March 31, 2013 and $43,922 at December 31, 2012	2,739,892	2,723,916
Bank owned life insurance	62,955	62,915
Stock in Federal Home Loan Bank of Pittsburgh, at cost	31,527	31,165
Assets acquired through foreclosure	6,522	4,622
Accrued Interest receivable	10,028	9,652
Premises and equipment	37,836	38,257
Goodwill	28,146	28,146
Intangible assets	4,988	5,174
Other assets	43,381	37,568

Total assets	$4,354,643	$4,375,148

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$626,751	$631,026
Interest-bearing demand	560,394	538,195
Money market	848,966	933,901
Savings	401,453	389,977
Time	297,689	316,986
Jumbo certificates of deposit	264,600	294,237

Total customer deposits	2,999,853	3,104,322
Brokered deposits	188,666	170,641

Total deposits	3,188,519	3,274,963

Federal funds purchased and securities sold under agreements to repurchase	95,000	110,000
Federal Home Loan Bank advances	455,262	376,310
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	33,895	28,945
Accrued interest payable	1,874	1,099
Other liabilities	33,813	40,766

Total liabilities	3,930,374	3,954,094

Stockholders’ Equity:
Serial preferred stock $.01 par value, 7,500,000 shares authorized; issued 52,625 at March 31, 2013 and December 31, 2012	$1	$1
Common stock $.01 par value, 20,000,000 shares authorized; issued 18,373,873 at March 31, 2013 and 18,354,055 at December 31, 2012	184	184
Capital in excess of par value	224,045	222,978
Accumulated other comprehensive income	7,097	12,943
Retained earnings	441,222	433,228
Treasury stock at cost, 9,580,569 shares at March 31, 2013 and December 31, 2012	(248,280)	(248,280)

Total stockholders’ equity	424,269	421,054

Total liabilities and stockholders’ equity	$4,354,643	$4,375,148

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2013	2012
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$9,740	$6,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,231	8,245
Depreciation of premises and equipment	1,370	1,256
Amortization, net	3,571	2,732
(Increase) decrease in accrued interest receivable	(376)	161
Increase in other assets	(3,225)	(1,401)
Origination of loans held-for-sale	(53,177)	(30,406)
Proceeds from sales of loans held-for-sale	49,802	33,205
Gain on mortgage banking activities, net	(737)	(516)
Security gains, net	(1,644)	(2,036)
Stock-based compensation expense	877	608
Excess tax benefits from share-based payment arrangements	(83)	(7)
Increase in accrued interest payable	775	1,907
Decrease in other liabilities	(7,359)	(1,827)
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	9	595
Increase in value of bank-owned life insurance	(40)	(185)
Decrease in capitalized interest, net	(253)	(165)

Net cash provided by operating activities	$1,481	$18,610

Investing activities:
Maturities of investment securities	—	4,524
Sale of investment securities available for sale	139,249	84,808
Purchase of investment securities available-for-sale	(91,368)	(162,404)
Repayments of investment securities available-for-sale	21,008	40,376
Disbursements for reverse mortgages	(32)	(17)
Net increase in loans	(21,047)	(33,311)
Net decrease in stock of Federal Home Loan Bank of Pittsburgh	(362)	1,788
Sales of assets acquired through foreclosure, net	364	7,310
Investment in premises and equipment, net	(956)	(1,933)

Net cash provided by (used for) investing activities	$46,856	$(58,859)

Financing activities:
Net (decrease) increase in demand and saving deposits	(50,178)	41,052
(Increase) Decrease in time deposits	(48,934)	(956)
Increase in brokered deposits	18,025	9,244
Receipts from FHLB advances	15,642,397	4,349,754
Repayments of FHLB advances	(15,563,445)	(4,360,463)
Receipts from federal funds purchased and securities sold under agreement to repurchase	5,865,000	3,765,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(5,880,000)	(3,740,000)
Repayment of unsecured debt	—	(30,000)
Dividends paid	(1,711)	(1,700)
Issuance of common stock and exercise of common stock options	151	(11)
Excess tax benefits from share-based payment arrangements	83	7

Net cash (used for) provided by financing activities	$(18,612)	$31,927

(Decrease) increase cash and cash equivalents	29,725	(8,322)
Cash and cash equivalents at beginning of period	500,887	468,017

Cash and cash equivalents at end of period	$530,612	$459,695

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$3,236	$4,786
Cash paid for income taxes, net	5,416	4,221
Loans transferred to assets acquired through foreclosure	2,273	2,918
Net change in other comprehensive income	(5,846)	(946)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Wealth Management division. Lending activities are funded primarily with customer deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 51 offices located in Delaware (42), Pennsylvania (7), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.

Amounts subject to significant estimates are items such as the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, investment in reverse mortgage, income taxes and other-than-temporary impairments. Among other effects, changes to such estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement benefits expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

Whenever necessary, reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation. After stockholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). No future awards may be granted under the 1997 Plan; however, we still have options outstanding under the 1997 Plan for our officers, directors and Associates. The 2005 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. We have stock options outstanding under the 1997 Plan and the 2005 Plan (collectively, “Stock Incentive Plans”). The number of shares reserved for issuance under the 2005 Plan is 1,197,000. At March 31, 2013, there were 49,175 shares available for future grants under the 2005 Plan.

The Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, “Stock Options”). Additionally, the 2005 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our common stock on the date of the grant. All Stock Options granted during 2013 and 2012 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans. In addition, the Black-Scholes option-pricing model is used to determine the grant date fair value of stock options.

Stock Options

The following table provides information about our stock options outstanding for the three months ended March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	335,730	$42.14	416,886	$43.52
Granted	122,357	47.50	32,830	40.89
Exercised	(22,283)	31.36	(1,815)	24.94

Outstanding at end of period	435,804	44.19	447,901	43.41

Exercisable at end of period	197,943	$44.52	337,764	$45.00

Weighted-average fair value of awards granted	$10.32		$12.38

The following table provides vesting information about our stock options outstanding for the three months ended March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Unvested at beginning of period	157,298	$38.57	112,258	$36.08
Granted	122,357	47.50	32,830	40.89
Vested	(41,794)	34.30	(34,951)	32.89

Unvested at end of period	237,861	$43.92	110,137	$38.53

The total amount of compensation cost to be recognized relating to non-vested stock options as of March 31, 2013 was $1.6 million. The weighted-average period over which it is expected to be recognized is 2.7 years. We issue new shares upon the exercise of options.

Restricted Stock

We issued 11,357 restricted stock awards during the first quarter of 2013. These awards vest over a four year period. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of March 31, 2013, was $1.9 million. The weighted-average period over which it is expected to be recognized is 2.3 years.

Performance Stock Awards

The Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 22,250 shares of restricted stock effective January 3, 2011, with a five-year performance vesting schedule starting at the end of the second year. These awards are based on acquiring new business relationships in which Mr. Schoenhals has played a meaningful role in helping us establish the new business. These shares are subject to vesting in whole or in part based on the role Mr. Schoenhals plays in establishing new business relationships that, over a two year period of time, achieve at least a 50% return on the investment of restricted stock cost. We recognized compensation expense of $69,000 related to this award during the first quarter of 2013 compared to $103,000 during the first quarter of 2012. Based on Mr. Schoenhals performance during 2012; 5,563 shares of restricted stock vested during the first quarter of 2013.

For the three months ended March 31, 2013, the effect of stock-based compensation, including stock options, restricted stock, and performance stock, on salaries, benefits and other compensation was $946,000 pre-tax ($804,000 after tax) or $0.09 per share. This compares to $711,000 pre-tax ($545,000 after tax) or $0.06 per share during the three months ended March 31, 2012. During the first quarter of 2013, we recorded approximately $521,000 of stock option expense (primarily related to options granted to retirement eligible Associates); which was an increase from the first quarter 2012 expenses as a majority of the 2012 retirement eligible expenses were recorded during the second quarter.

Subsequent Events

Non-Plan Stock Option Agreement and Other Awards

On April 25, 2013, stockholders’ approved a change in the future compensation of Mark A. Turner our CEO. As result, Mr. Turner was granted 250,000 non-statutory stock options. Further Mr. Turner will no longer be eligible for any new equity awards for the next five years beginning with 2013. These options have an exercise price of $49.52 and expire in seven years with vesting to occur over five years, with a longer and slower vesting schedule than our standard options (40% vesting after the second year and 20% vesting in each of the following three years). As a result of this approval, 150,000 incentive stock options also were issued to certain Executives of the Company with the same exercise price, expiration and vesting schedule as the non-plan stock option awards.

The total amount of compensation cost to be recognized relating to these non-statutory stock options is $3.7 million, which will be reduced based on Mr. Turner’s ineligibility for new equity awards. The total amount of compensation cost to be recognized relating to other Executive awards is $2.2 million. The weighted-average period over which these awards are expected to be recognized is five years. Because these awards were subject to approval by our stockholders’, the grants are accounted for at the time of stockholder approval.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2013	2012
	(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common stockholders	$9,048	$5,752

Denominator:
Denominator for basic earnings per share — weighted average shares	8,781	8,687
Effect of dilutive employee stock options and warrants	92	73

Denominator for diluted earnings per share — adjusted weighted average shares and assumed exercise	8,873	8,760

Earnings per share:
Basic:
Net income allocable to common shareholders	$1.03	$0.66

Diluted:
Net income allocable to common shareholders	$1.02	$0.66

Outstanding common stock equivalents having no dilutive effect	265	480

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our investment securities held-to-maturity and securities available-for-sale (which include reverse mortgages):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
March 31, 2013:
Reverse mortgages	$(425)	$—	$—	$(425)
U.S. Government and government sponsored enterprises (“GSE”)	46,707	218	(2)	46,923
State and political subdivisions	23,883	144	(450)	23,577
Federal National Mortgage Association (“FNMA”)	361,501	6,588	(755)	367,334
Collateralized Mortgage Obligation (“CMO”) (1)	172,137	4,530	(583)	176,084
Government National Mortgage Association (“GNMA”)	123,454	2,741	(534)	125,661
Federal Home Loan Mortgage Corporation (“FHLMC”)	89,986	498	(297)	90,187

	$817,243	$14,719	$(2,621)	$829,341

December 31, 2012:
Reverse mortgages	$(457)	$—	$—	$(457)
GSE	46,726	266	(2)	46,990
State and political subdivisions	3,120	89	—	3,209
FNMA	396,910	9,588	(243)	406,255
CMO (1)	251,848	7,849	(301)	259,396
GNMA	129,288	3,221	(54)	132,455
FHLMC	58,596	1,171	(117)	59,650

	$886,031	$22,184	$(717)	$907,498

Trading securities
March 31, 2013:
CMO	$12,590	$—	$—	$12,590

December 31, 2012:
CMO	$12,590	$—	$—	$12,590

(1)	Includes agency CMO and SASCO 2002 RM-1 Class O securities classified as available-for-sale

The scheduled maturities of investment securities available-for-sale at March 31, 2013 and December 31, 2012 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
March 31, 2013
Within one year (1)	$18,567	$18,647
After one year but within five years	29,547	29,771
After five years but within ten years	276,659	281,321
After ten years	492,470	499,602

	$817,243	$829,341

December 31, 2012
Within one year (1)	$18,544	$18,658
After one year but within five years	28,855	29,034
After five years but within ten years	321,103	329,580
After ten years	517,529	530,226

	$886,031	$907,498

(1)	Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

The portfolio of available-for-sale MBS includes 143 securities with an amortized cost of $747.1 million. All securities were AAA-rated at the time of purchase. All securities were re-evaluated for other-than-temporary-impairment (“OTTI”) at March 31, 2013. The result of this evaluation showed no OTTI for 2013. The weighted average duration of the MBS portfolio was 5.4 years at March 31, 2013.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At March 31, 2013, investment securities with market values aggregating $443.6 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at March 31, 2013.

During the first three months of 2013, we sold $139.2 million of investment securities categorized as available-for-sale for net gains of $1.6 million. In the first quarter of 2012, proceeds from the sale of investment securities available-for-sale were $84.8 million and resulted in net gains of $2.0 million. During the first quarter of 2013, the objectives were to complete the deleveraging that began in the fourth quarter of 2012, reduce the duration of the portfolio, and monetize premiums at risk due to faster prepayments. The cost basis of all investment securities sales is based on the specific identification method.

As of March 31, 2013, our investment securities portfolio had remaining unamortized premiums of $22.6 million. In addition, at March 31, 2013, we had $138,000 of unaccreted discounts related to our investment securities portfolio.

At March 31, 2013, we owned investment securities totaling $238.8 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $2.6 million at March 31, 2013. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

During the first three months of 2013, we purchased $17.6 million of municipal bonds. The purpose was to improve return and reduce the effective tax rate.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at March 31, 2013.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
U.S Government and agencies	$—	$—	$2,006	$2	$2,006	$2
State and political subdivisions	18,603	450	—	—	18,603	450
FNMA	79,795	755	—	—	79,795	755
CMO	58,170	568	835	15	59,005	583
GNMA	61,140	534	—	—	61,140	534
FHLMC	18,263	297	—	—	18,263	297

Total temporarily impaired investments	$235,971	$2,604	$2,841	$17	$238,812	$2,621

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2012.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
U.S Government and agencies	$2,008	$2	$—	$—	$2,008	$2
State and political subdivisions	—	—	—	—	—	—
FNMA	43,696	243	—	—	43,696	243
CMO	40,358	268	1,364	33	41,722	301
GNMA	10,029	54	—	—	10,029	54
FHLMC	13,884	117	—	—	13,884	117

Total temporarily impaired investments	$109,975	$684	$1,364	$33	$111,339	$717

We own $12.6 million par value of SASCO RM-1 2002 class B securities which are classified as trading. We expect to recover all principal and interest due to seasoning and excess collateral. Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”) when these securities were acquired they were classified as trading because it was our intent to sell them in the near term. We use the guidance under ASC 320 to provide a reasonable estimate of fair value. We estimated the value of these securities based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach as of March 31, 2013.

During 2011, we purchased 100% of SASCO 2002-RM1 Class O certificates for $2.5 million. As of March 31, 2013, the market value of the SASCO 2002-RM1 O securities was determined in accordance with FASB ASC 820-10, Fair Value Measurement to be $6.1 million. These securities have been included in our available-for-sale CMO since their purchase.

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

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and consumer loan pools. Commercial loans are pooled into following segments: Business Loans (Commercial and Industrial Loans), Commercial Real Estate – Owner-Occupied, Commercial Real Estate – Investor, and Construction Loans. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last three years. Loss severity is calculated as the actual loan losses (net of recoveries) on impaired loans in the respective pool during the last three years. Retail loans are pooled into following segments: residential mortgage loans, home equity secured loans, and all other consumer loans. Pooled reserves for retail loans are calculated based solely on the previous three year average loss rate.

Qualitative and environmental adjustment factors are taken into consideration when determining the above reserve estimates or core reserves. These adjustment factors are based upon our evaluation of various current internal and external conditions including:

•	Assessment of current underwriting policies, staff, and portfolio mix

•	Internal trends of delinquency, non-accrual and criticized loans by segment

•	Assessment of risk rating accuracy, control and regulatory assessments/environment

•	General economic conditions — locally and nationally

•	Market trends impacting collateral values

•	Competitive environment as it could impact loan structure and underwriting

The above factors are based on their relative standing compared to the period which historic losses are used in core reserve estimates and current directional trends. Each individual qualitative and environmental factor in our model can add or subtract to core reserves. As of March 31, 2013, these factors, in aggregate, increased core reserves by 7.6%.

The final component of the allowance is a reserve for model estimation and complexity risk. The calculation of reserves is generally quantitative; however, qualitative estimates of valuations and risk assessment are necessary. We currently increase our calculated reserves by 2% to account for model estimation and complexity risk.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies and loan review consultants periodically review our loan ratings and allowance for loan losses.

The following tables provide the activity of the allowance for loan losses and loan balances for the three months ended on March 31, 2013 and 2012:

	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk(1)	Total
	(In Thousands)
Three months ended March 31, 2013
Allowance for loan losses
Beginning balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922
Charge-offs	(256)	(1)	(1,697)	(19)	(440)	(1,294)	—	(3,707)
Recoveries	226	12	3	15	18	228	—	502
Provision	(865)	219	808	333	579	1,176	(19)	2,231

Ending balance	$12,768	$6,338	$7,193	$6,785	$3,281	$5,741	$842	$42,948

Period-end allowance allocated to:
Loans individually evaluated for impairment	$868	$47	$2,000	$—	$922	$12	$—	$3,849
Loans collectively evaluated for impairment	11,900	6,291	5,193	6,785	2,359	5,729	842	39,099

Ending balance	$12,768	$6,338	$7,193	$6,785	$3,281	$5,741	$842	$42,948

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,991	$13,263	$11,240	$1,216	$19,578	$6,210	$—	$56,498	(2)
Loans collectively evaluated for impairment	727,831	$752,961	622,510	132,265	218,276	277,096	—	2,730,939

Ending balance	$732,822	$766,224	$633,750	$133,481	$237,854	$283,306	$—	$2,787,437	(3)

	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk(1)	Total
	(In Thousands)
Three months ended March 31, 2012
Allowance for loan losses
Beginning balance	$15,067	$9,235	$7,556	$4,074	$6,544	$10,604	$—	$53,080
Charge-offs	(2,331)	(502)	(190)	(1,506)	(324)	(1,229)	—	(6,082)
Recoveries	53	6	313	28	25	130	—	555
Provision	(1,164)	(1,734)	2,851	6,321	155	748	1,068	8,245

Ending balance	$11,625	$7,005	$10,530	$8,917	$6,400	$10,253	$1,068	$55,798

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,615	$2,191	$1,156	$2,750	$869	$96	$—	$8,677
Loans collectively evaluated for impairment	10,010	4,814	9,374	6,167	5,531	10,157	1,068	47,121

Ending balance	$11,625	$7,005	$10,530	$8,917	$6,400	$10,253	$1,068	$55,798

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$6,526	$21,760	$11,625	$24,246	$15,723	$2,912	$—	$82,792	(2)
Loans collectively evaluated for impairment	792,293	665,180	605,601	99,937	251,310	282,548	—	2,696,869

Ending balance	$798,819	$686,940	$617,226	$124,183	$267,033	$285,460	$—	$2,779,661	(3)

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at March 31, 2013, represents accruing troubled debt restructured loans.
(3)	Ending loan balances do not include deferred costs.

Non-Accrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

March 31, 2013 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$900	$223	$103	$1,226	$726,605	$4,991	$732,822
Owner occupied commercial	511	—	—	511	752,450	13,263	766,224
Commercial mortgages	—	—	—	—	622,510	11,240	633,750
Construction	—	—	—	—	132,265	1,216	133,481
Residential	2,925	315	297	3,537	223,507	10,810	237,854
Consumer	627	167	—	794	278,311	4,201	283,306

Total	$4,963	$705	$400	$6,068	$2,735,648	$45,721	$2,787,437

% of Total Loans	0.18%	0.03%	0.01%	0.22%	98.14%	1.64%	100%

December 31, 2012 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$1,214	$—	$—	$1,214	$698,416	$4,861	$704,491
Owner occupied commercial	1,264	—	—	1,264	755,316	14,001	770,581
Commercial mortgages	—	—	—	—	618,731	12,634	631,365
Construction	269	70	—	339	131,489	1,547	133,375
Residential	5,383	606	786	6,775	226,863	9,989	243,627
Consumer	971	526	—	1,497	282,776	4,728	289,001

Total	$9,101	$1,202	$786	$11,089	$2,713,591	$47,760	$2,772,440

% of Total Loans	0.33%	0.04%	0.03%	0.40%	97.88%	1.72%	100%

Impaired Loans

The following tables provide an analysis of our impaired loans at March 31, 2013 and December 31, 2012:

March 31, 2013 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$4,991	$1,691	$3,300	$868	$12,162	$4,795
Owner-Occupied Commercial	13,263	12,171	1,092	47	15,592	16,066
Commercial mortgages	11,240	5,130	6,110	2,000	21,777	9,319
Construction	1,216	1,216	—	—	17,377	7,057
Residential	19,578	11,834	7,744	922	22,059	17,588
Consumer	6,210	5,554	656	12	7,025	5,232

Total	$56,498	$37,596	$18,902	$3,849	$95,992	$60,057

December 31, 2012 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$4,861	$1,598	$3,263	$2,100	$12,060	$4,993
Owner-Occupied Commercial	14,001	13,827	174	1	18,658	16,856
Commercial mortgages	12,634	5,422	7,212	1,887	22,192	10,233
Construction	1,547	1,172	375	28	17,711	11,239
Residential	18,483	11,053	7,430	919	20,771	16,917
Consumer	6,329	5,635	694	16	7,265	4,514

Total	$57,855	$38,707	$19,148	$4,951	$98,657	$64,752

(1)	Reflects loan balances at their remaining book balance.

Interest income of $238,000 was recognized on impaired loans during the three months ended March 31, 2013 compared to $93,000 during the three months ended March 31, 2012.

Credit Quality Indicators

Commercial Loans

Below is a description of each of our risk ratings for all commercial loans including commercial mortgages:

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

The following tables provide an analysis of problem loans as of March 31, 2013 and December 31, 2012:

Commercial credit exposure credit risk profile by internally assigned risk rating (in thousands):

	Commercial		Owner-Occupied Commercial		Commercial Mortgages		Construction		Total Commercial
	Mar 31, 2013	Dec. 31, 2012	Mar 31, 2013	Dec. 31, 2012	Mar 31, 2013	Dec. 31, 2012	Mar 31, 2013	Dec. 31, 2012	March 31, 2013		December 31, 2012
									Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$9,091	$14,611	$26,906	$27,398	$14,908	$29,267	$2,318	$2,453	$53,223		$73,729
Substandard:
Accrual	66,483	63,074	45,129	44,899	6,078	6,222	5,990	5,755	123,680		119,950
Nonaccrual	1,691	1,598	12,171	13,827	5,130	5,422	1,216	1,172	20,208		22,019
Doubtful/ Nonaccrual	3,300	3,263	1,092	174	6,110	7,212	—	375	10,502		11,024

Total Special Mention and Substandard	80,565	82,546	85,298	86,298	32,226	48,123	9,524	9,755	207,613	9%	226,722	10%
Pass	652,257	621,945	680,926	684,283	601,524	583,242	123,957	123,620	2,058,664	91	2,013,090	90

Total Commercial Loans	$732,822	$704,491	$766,224	$770,581	$633,750	$631,365	$133,481	$133,375	$2,266,277	100%	$2,239,812	100%

Consumer credit exposure credit risk profile based on payment activity (in thousands):

	Residential			Consumer			Total Residential and Consumer
	Mar 31, 2013		Dec. 31, 2012	Mar 31, 2013		Dec. 31, 2012	March 31, 2013		December 31, 2012
							Amount	Percent	Amount	Percent
Nonperforming	$19,578	(1)	$18,483	$6,210	(1)	$6,329	$25,788	5%	$24,812	5%
Performing	218,276		225,144	277,096		282,672	495,372	95	507,816	95

Total	$237,854		$243,627	$283,306		$289,001	$521,160	100%	$532,628	100%

(1)	Includes $10.8 million of troubled debt restructured mortgages and home equity installment loans performing in accordance with modified terms and are accruing interest

Troubled Debt Restructurings (TDR)

The balance of TDRs at March 31, 2013 and December 31, 2012 was $22.8 million and $22.0 million, respectively. The balances at March 31, 2013 include approximately $12.0 million of TDRs in nonaccrual status and $10.8 million of TDRs in accrual status compared to $11.9 million of TDRs in nonaccrual status and $10.1 million of TDRs in accrual status at December 31, 2012. Approximately $1.9 million and $936,000 in related reserves have been established for these loans at March 31, 2013 and December 31, 2012, respectively.

During the first quarter of 2013, the terms of three loans were modified in TDR’s one of which was a commercial loan that had already been placed on nonaccrual. The remaining loans represented residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months.

The following table presents loans identified as TDRs during the three months ended March 31, 2013 and 2012:

(In Thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Commercial	$—	$9,276
Commercial mortgages	235	—
Construction	—	378
Residential	—	451
Consumer	474	—

Total	$709	$10,105

The TDRs described did not have a related allowance for loan losses through allocation of a related reserve, and resulted in charge offs of $119,000 during the three months ending March 31, 2013, compared to increased reserves of $38,000 and charge-off’s of $795,000 for the same period of 2012.

There were no TDR’s that defaulted (defined as past due 90 days) during the three months ended March 31, 2013.

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

There were no unrecognized tax benefits as of March 31, 2013 and December 31, 2012. We record interest and penalties on potential income tax deficiencies as income tax expense. Our Federal and state tax returns for the 2009 through 2012 tax years are subject to examination as of March 31, 2013. Our 2010 federal tax return is currently being audited by the IRS. No state income tax return examinations are currently in process.

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

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $624 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $16.4 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three months ended March 31, 2013 and 2012 follows:

For the three months ended March 31, 2013

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$33,600	$—	$1,991	$35,591
Noninterest income	9,227	5,027	3,820	18,074

Total external customer revenues	42,827	5,027	5,811	53,665

Inter-segment revenues:
Interest income	903	—	1,431	2,334
Noninterest income	1,650	200	26	1,876

Total inter-segment revenues	2,553	200	1,457	4,210

Total revenue	45,380	5,227	7,268	57,875

External customer expenses:
Interest expense	3,840	—	171	4,011
Noninterest expenses	26,430	2,992	2,948	32,370
Provision for loan loss	2,246	—	(15)	2,231

Total external customer expenses	32,516	2,992	3,104	38,612

Inter-segment expenses
Interest expense	1,431	371	532	2,334
Noninterest expenses	226	550	1,100	1,876

Total inter-segment expenses	1,657	921	1,632	4,210

Total expenses	34,173	3,913	4,736	42,822

Income before taxes	$11,207	$1,314	$2,532	$15,053
Provision for income taxes				5,313

Consolidated net income				$9,740

As of March 31, 2013
Cash and cash equivalents	$53,517	$474,842	$2,253	$530,612
Other segment assets	3,640,122	2,943	180,966	3,824,031

Total segment assets	$3,693,639	$477,785	$183,219	$4,354,643

Capital expenditures	$773	$183	$—	$956

For the three months ended March 31, 2012

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$37,036	$—	$2,187	$39,223
Noninterest income	9,528	4,074	3,156	16,758

Total external customer revenues	46,564	4,074	5,343	55,981

Inter-segment revenues:
Interest income	960	—	1,227	2,187
Noninterest income	2,061	173	—	2,234

Total inter-segment revenues	3,021	173	1,227	4,421

Total revenue	49,585	4,247	6,570	60,402

External customer expenses:
Interest expense	6,475	—	218	6,693
Noninterest expenses	26,338	1,972	2,679	30,989
Provision for loan loss	8,296	—	(51)	8,245

Total external customer expenses	41,109	1,972	2,846	45,927

Inter-segment expenses
Interest expense	1,227	334	626	2,187
Noninterest expenses	173	525	1,536	2,234

Total inter-segment expenses	1,400	859	2,162	4,421

Total expenses	42,509	2,831	5,008	50,348

Income (loss) before taxes	$7,076	$1,416	$1,562	$10,054
Provision for income taxes				3,610

Consolidated net income		.		$6,444

As of December 31, 2012
Cash and cash equivalents	$68,419	$430,382	$2,086	$500,887
Other segment assets	3,683,073	1,605	189,583	3,874,261

Total segment assets	$3,751,492	$431,987	$191,669	$4,375,148

Capital expenditures	$1,713	$156	$64	$1,933

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

The table below presents the balances of assets measured at fair value as of March 31, 2013 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$169,961	$6,123	$176,084
FNMA	—	367,334	—	367,334
FHLMC	—	90,187	—	90,187
GNMA	—	125,661	—	125,661
U.S. Government and agencies	—	46,923	—	46,923
State and political subdivisions	—	23,577	—	$23,577
Reverse mortgages	—	—	(425)	(425)
Trading Securities	—	—	12,590	12,590

Total assets measured at fair value on a recurring basis	$—	$823,643	$18,288	$841,931

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$6,522	$6,522
Impaired Loans	—	—	52,649	52,649

Total assets measured at fair value on a nonrecurring basis	$—	$—	$59,171	$59,171

The table below presents the balances of assets measured at fair value as of December 31, 2012 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$252,300	$7,096	$259,396
FNMA	—	406,255	—	406,255
FHLMC	—	59,650	—	59,650
GNMA	—	132,455	—	132,455
U.S. Government and agencies	—	46,990	—	46,990
State and political subdivisions	—	3,209	—	$3,209
Reverse mortgages	—	—	(457)	(457)
Trading Securities	—	—	12,590	12,590

Total assets measured at fair value on a recurring basis	$—	$900,859	$19,229	$920,088

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$4,622	$4,622
Impaired Loans	—	—	52,904	52,904

Total assets measured at fair value on a nonrecurring basis	$—	$—	$57,526	$57,526

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

Available- for-sale securities. As of March 31, 2013, securities classified as available for sale are reported at fair value using both Level 2 and Level 3 inputs. Included in the Level 2 total are approximately $46.9 million in Federal Agency debentures, $753.1 million in Federal Agency MBS, and $23.6 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Included in the Level 3 total is a small equity traunche of a reverse mortgage security purchased on July 15, 2011. This security is Level 3 because there is no active market for this security and no observable inputs that reflect quoted prices for identical assets in active markets (Level 1) or inputs other than quoted prices that are observable for the asset through corroboration with observable market data (Level 2). In order to establish the fair value for a Level 3 asset a “mark-to-model” has been developed using the income approach described in ASC 820-10-35-32 and is similar to the methodology used to value our trading securities described below.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated traunche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under ASC 820-10. As prescribed by ASC 820-10 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect management’s assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated traunches of this asset class. The unobservable inputs consist of prepayments, house price appreciation and interest rates. Management has completed a sensitivity analysis at March 31, 2013, which showed any increase or decrease in these inputs would not have a significant impact on the fair value of these assets. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis. All of these assumptions require a significant degree of management judgment.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Trading Securities	Reverse Mortgages	Available- for-sale Securities	Total
(In Thousands)
Balance at December 31, 2011	$12,432	$(646)	$3,936	$15,722
Total net income (losses) for the period included in net income	33	12	—	45
Purchases, sales, issuances, and settlements, net	—	177	—	177
Mark-to-market adjustment	125	—	3,160	3,285

Balance at December 31, 2012	$12,590	$(457)	$7,096	$19,229
Total net income (losses) for the period included in net income	—	243	1,227	1,470
Purchases, sales, issuances, and settlements, net	—	(211)	—	(211)
Mark-to-market adjustment	—	—	(2,200)	(2,200)

Balance at March 31, 2013	$12,590	$(425)	$6,123	$18,288

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

Impaired loans. We evaluate and value impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which range from 10% — 50%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by us. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross amount of $52.6 million and $52.9 million at March 31, 2013 and December 31, 2012, respectively. The valuation allowance on impaired loans was $3.8 million as of March 31, 2013 and $5.0 million as of December 31, 2012.

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

Loans held-for-sale: Loans held-for-sale are carried at the lower of cost or market of the aggregate, or in some cases, individual loans.

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

Off-Balance Sheet Instruments: The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally unassignable by either us or the borrower they only have value to us and the borrower.

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value Measurement	March 31, 2013		December 31, 2012
		Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	Level 1	$530,612	$530,612	$500,887	$500,887
Investment securities	See Footnote 7	841,931	841,931	920,088	920,088
Loans held for sale	Level 3	16,825	16,825	12,758	12,758
Loans, net	Level 3	2,739,892	2,755,066	2,723,916	2,746,001
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	31,527	31,527	31,165	31,165
Accrued interest receivable	Level 2	10,028	10,028	9,652	9,652

Financial liabilities:
Deposits	Level 2	3,188,519	3,055,822	3,274,963	3,174,907
Borrowed funds	Level 2	706,168	706,988	637,266	638,375
Standby letters of credit	Level 3	167	167	224	224
Accrued interest payable	Level 2	1,874	1,874	1,099	1,099

8. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales. Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 15 to 30 year loans in the secondary market to government sponsored enterprises such as FHLMC or to wholesale lenders. Loans held-for-sale are carried at the lower of cost or market of the aggregate. Gains and losses on sales of loans are recognized at the time of the sale. We sometimes retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. Otherwise, we sell loans with servicing released on a nonrecourse basis.

We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may require our repurchase of the loans. Repurchases and losses are rare, and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2013 or March 31, 2012.

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

At March 31, 2013 there were 97 variable-rate swap transactions between the third party financial institutions and our customers, compared to 95 at December 31, 2012. The initial notional amount aggregated approximately $367.6 million at March 31, 2013 compared with $381.7 million at December 31, 2012. At March 31, 2013 maturities ranged from approximately five months to 12.5 years. The aggregate market value of these swaps to the customers was a liability of $31.5 million at March 31, 2013 and $35.5 million at December 31, 2012.

9. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for us.

We account for our obligations under the provisions of FASB ASC 715, Compensation — Retirement Benefits (“ASC 715”). ASC 715 requires that the costs of these benefits be recognized over an Associate’s active working career. Disclosures are in accordance with ASC 715.

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2013 and 2012:

	Three months ended March 31,
	2013	2012
(In Thousands)
Service cost	$86	$72
Interest cost	44	44
Amortization of transition obligation	—	15
Net loss recognition	20	17

Net periodic benefit cost	$150	$148

10. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes unrealized gain and losses on available-for-sale investments, unrealized gains and losses on interest only strip, and unrecognized prior service costs on BOLI. Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income by components are shown in the following tables for the period indicated:

	Net unrealized gains on investment securities available for sale	Net unrealized losses on defined benefit pension plan	Total
Balance, December 31, 2012	$13,415	$(472)	$12,943
Other comprehensive income (loss) before reclassifications	(4,827)	—	(4,827)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,019)	—	(1,019)

Net current-period other comprehensive income (loss)	(5,846)	—	(5,846)

Balance, March 31, 2013	$7,569	$(472)	$7,097

Balance, December 31, 2011	$11,674	$(472)	$11,202
Other comprehensive income (loss) before reclassifications	316	—	316
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,262)	—	(1,262)

Net current-period other comprehensive income (loss)	(946)	—	(946)

Balance, March 31, 2012	$10,728	$(472)	$10,256

The statement of operations line items impacted by components of other comprehensive income are presented in the table below.

	Three Months Ended March 31,		Affected line item in Statements of Operations
	2013	2012
Securities available for sale:
Realized gains on securities transactions	$1,644	$2,036	Securities gains, net
Income taxes	(625)	(774)	Income tax provision

Net of tax	$1,019	$1,262

11. GOODWILL AND INTANGIBLES

Our goodwill and other intangible assets were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 Intangibles — Goodwill and Other.

At December 31, 2012, we completed the Step One test of the analysis to determine potential goodwill impairment of the WSFS Bank and Trust and Wealth Management reporting units. The valuation incorporated a market-based analysis and indicated the fair values of our WSFS Bank and Trust and Wealth Management reporting units were above their carrying amounts. Therefore, in accordance with FASB ASC 350-20-35-6, the Step Two analysis was not required at that time. During the three months ended March 31, 2013 we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

FASB ASC 350, also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In Thousands)
March 31, 2013
Core deposits	$4,370	$(2,166)	$2,204
Other	4,503	(1,719)	2,784

Total other intangible assets	$8,873	$(3,885)	$4,988

December 31, 2012
Core deposits	$4,370	$(2,020)	$2,350
Other	4,464	(1,640)	2,824

Total other intangible assets	$8,834	$(3,660)	$5,174

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. During the three months ended March 31, 2013, we recognized amortization expense on other intangible assets of $204,000.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
Remaining in 2013	$679
2014	832
2015	801
2016	477
2017	332
Thereafter	1,867

Total	$4,988

12. LEGAL & OTHER PROCEEDINGS

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

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.3 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 51 offices located in Delaware (42), Pennsylvania (7), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages nearly $520 million in vault cash in nearly 14,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates nearly 450 ATMs for the Bank, which has, by far, the largest branded ATM network in Delaware.

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

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $624 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $16.4 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the trust”). WSFS Bank has two fully-owned subsidiaries, WSFS Investment Group, Inc. and Monarch Entity Services LLC (“Monarch”) and Montchanin has one fully-owned subsidiary, Cypress.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which we operate, including an increase in unemployment levels; our level of nonperforming assets; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates which may increase funding costs and reduce earning asset yields thus reducing margin; increases in benchmark rates would also increase debt service requirements for customers whose terms include a variable interest rate, which may negatively impact the ability of borrowers to pay as contractually obligated; changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations being issued in accordance with this statute and potential expenses and elevated capital levels associated therewith; possible additional loan losses and impairment of the collectability of loans; possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations, may have an adverse effect on business; possible rules and regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact our business model or products and services; possible stresses in the real estate markets, including possible continued deterioration in property values that affect the collateral value underlying our real estate loans; our ability to expand into new markets, develop competitive new products and services in a timely manner, and to maintain profit margins in the face of competitive pressures; possible changes in consumer and business spending and saving habits could affect our ability to increase assets and to attract deposits; our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, and regulatory and compliance risk; the effects of increased competition from both banks and non-banks; the effects of geopolitical instability and risks such as terrorist attacks; the effects of weather and natural disasters such as floods, droughts, wind, tornados and hurricanes, and the effects of man-made disasters; possible changes in the speed of loan prepayments by our customers and loan origination or sales volumes; possible acceleration of prepayments of mortgage-backed securities (“MBS”) due to low interest rates, and the related acceleration of premium amortization on prepayments on MBS due to low interest rates; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties. Such risks and uncertainties are discussed herein, including under the heading “Risk Factors,” and in our Form 10-K for the year ended December 31, 2012 and other documents filed by us with the Securities and Exchange Commission from time to time. Forward looking statements are as of the date they are made, and we do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2013, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

The following are critical accounting policies that involve more significant judgments and estimates. See further discussion of these critical accounting policies in the 2012 Annual Report on Form 10-K.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. No valuation allowance is required as of March 31, 2013.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets decreased $20.5 million to $4.4 billion as of March 31, 2013. Included in this decrease was a $78.2 million, or 9%, decrease in investment securities, available-for sale, and an $18.3 million, or 19%, decrease in cash and due from banks. The decrease in investment securities reflects the deleverage strategy we began in the fourth quarter of 2012 and completed during the first quarter of 2013. Partially offsetting these decreases, cash in non-owned ATMs increased $48.3 million, or 12%, due to growth in our Cash Connect division, and net loans increased $16.0 million during the quarter reflecting our continued success winning market share.

Total liabilities decreased $23.7 million during the quarter to $3.9 billion as of March 31, 2013. This decrease was primarily the result of decreased customer deposits of $104.5 million, or 3%. The decrease is mainly due to a net decrease in temporary trust accounts (temporary deposits collected through our Wealth Management Division that are expected to remain on deposit for only a short period of time), the intentional decrease of high-cost time deposits, and a decrease in money market accounts due to normal seasonal decreases in public fund accounts. Partially offsetting these decreases, Federal Home Loan Bank advances increased $79.0 million, or 21%, interest-bearing demand accounts increased $22.2 million, or 4%, brokered deposits increased $18.0 million, or 11%, and savings accounts increased $11.5 million, or 3%, during the quarter.

Capital Resources

Stockholders’ equity increased $3.2 million between December 31, 2012 and March 31, 2013. This increase was mainly due to net income of $9.7 million. Partially offsetting this increase was a decrease of $5.8 million in the value of our available-for-sale securities portfolio combined with the payment of common and preferred dividends of $1.7 million during the three months ended March 31, 2013.

Book value per common share was $48.25 at March 31, 2013 an increase of $0.26 from $47.99 reported at December 31, 2012. Tangible common book value per common share (a non-GAAP measurement) was $38.51 at March 31, 2013, an increase of $0.30, from $38.21 reported at December 31, 2012. See “Reconciliation of Non-GAAP Measurements to GAAP” for a reconciliation of tangible common book value per common share to common book value per common share, the most directly comparable GAAP measurement. We believe this measure is important to management and investors to better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets.

On April 9, 2013, we requested approval from our primary regulators to redeem our outstanding $52,625,000 Fixed-Rate Cumulative Perpetual Preferred Stock, Series A. These shares were originally issued to the U.S. Treasury as part of the Troubled Asset Reduction Plan (“TARP”) Capital Purchase Plan (“CPP”). As of March 31, 2013, we held $61.0 million in available cash at the parent holding company.

Below is a table comparing the Bank’s consolidated capital position to the minimum regulatory requirements as of March 31, 2013:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
		% of		% of		% of
(Dollars in Thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Total Capital (to Risk-Weighted Assets)	$477,182	14.52%	$262,876	8.00%	$328,595	10.00%
Core Capital (to Adjusted Total Assets)	436,069	10.12	172,384	4.00	215,480	5.00
Tangible Capital (to Tangible Assets)	436,069	10.12	64,644	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	436,069	13.27	131,438	4.00	197,157	6.00

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

At March 31, 2013, the Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution. The Bank’s core capital ratio of 10.12%, Tier 1 capital ratio of 13.27% and total risk based capital ratio of 14.52%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $61.0 million in cash to support dividends, acquisitions, strategic growth plans.

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

During the three months ended March 31, 2013, cash and cash equivalents increased $29.7 million to $530.6 million. This increase was primarily a result of the following: $79.0 million from the net proceeds from FHLB advances; $68.9 million from the sale and maturities (net of purchases) of available for sale securities; $18.0 million increase in brokered deposits and $1.6 million increase in cash provided by operating activities. Offsetting these increases in cash were: a $99.1 million reduction in cash due to decreases in demand, savings, and time deposits and a $15.0 million reduction in cash due to the decrease in federal funds purchased and securities sold under repurchase agreements.

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

	March 31,	December 31,
	2013	2012
	(In Thousands)
Nonaccruing loans:
Commercial	$4,991	$4,861
Owner-occupied commercial	13,263	14,001
Consumer	4,201	4,728
Commercial mortgage	11,240	12,634
Residential mortgage	10,810	9,989
Construction	1,216	1,547

Total nonaccruing loans	45,721	47,760
Assets acquired through foreclosure	6,522	4,622
Troubled debt restructuring (accruing)	10,777	10,093

Total nonperforming assets	$63,020	$62,475

Past due loans (1):
Residential Mortgages	297	786
Commercial and commercial mortgages	103	—

Total past due loans	$400	$786

Ratios:
Allowance for loan losses to total loans (2)	1.54%	1.58%
Nonperforming assets to total assets	1.45%	1.43%
Nonaccruing loans to total loans (2)	1.64%	1.73%
Loan loss allowance to nonaccruing loans	93.93%	91.96%
Loan loss allowance to total nonperforming assets	68.15%	70.30%

(1)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)	Total loans exclude loans held for sale.

Nonperforming assets increased $545,000 between December 31, 2012 and March 31, 2013. As a result, nonperforming assets as a percentage of total assets increased slightly from 1.43% at December 31, 2012 to 1.45% at March 31, 2013. There were a total of $5.3 million in new loans transitioned to nonperforming. However, this was off-set by $1.5 million in collections and $3.4 million of nonperforming assets written down of which one loan was written down by $1.3 million. We have transferred $2.2 million into Other Real Estate Owned (“OREO”).

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the three	For the year
	months ended	ended
	March 31, 2013	December 31, 2012
	(In Thousands)
Beginning balance	$62,475	$91,675
Additions	6,041	73,170
Collections	(1,510)	(46,514)
Collections from loan dispositions	—	(14,305)
Transfers to accrual	(498)	(552)
Charge-offs / write-downs, net	(3,488)	(40,999)

Ending balance	$63,020	$62,475

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At March 31, 2013, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $8.2 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 98.09% at December 31, 2012, to 100.35% at March 31, 2013. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 0.19% at March 31, 2013 from -1.02% at December 31, 2012. The change in sensitivity since December 31, 2012 reflects the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the economic value of equity ratio. The economic value of equity ratio is defined as the economic value of the estimated cash flows from assets and liabilities as a percentage of economic value of cash flows from total assets. The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2013 and December 31, 2012:

		March 31, 2013		December 31, 2012
% Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)

+300		5%	13.46%	4%	12.49%
+200		2%	13.43%	1%	12.62%
+100		-2%	13.26%	-3%	12.54%
—		0%	12.95%	0%	12.31%
-100		-1%	12.08%	-1%	11.56%
-200	(3)	NMF	NMF	NMF	NMF
-300	(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at March 31, 2013 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013

Results of Operations

We recorded net income of $9.7 million for the quarter ended March 31, 2013, a 51% increase over $6.4 million for the quarter ended March 31, 2012. Income allocable to common stockholders’ (after preferred stock dividends) was $9.0 million, or $1.02 per diluted common share, for the quarter ended March 31, 2013, or a 55% increase in EPS compared to income allocable to common shareholders’ of $5.6 million, or $0.66 per diluted common share, for the quarter ended March 31, 2012.

The increase in earnings for the first quarter of 2013 reflected strong growth in noninterest income (8%), despite decreased net gains from sale of investment securities, and lower provision for loan losses, offset by a 4% increase in noninterest expenses and a slight decline in net interest income. The increase in noninterest income reflects continued growth in our Wealth Management division (23%) and our Cash Connect ATM division (8%), as well as increases in most other categories. The decrease in the provision for loan losses over the previous year was the result of continued broad improvement in credit quality resulting from prudent credit management and active problem asset disposition efforts in 2012. The increase in noninterest expenses was due to higher salaries, benefits and other compensation as a result of increased incentive costs related to performance and the timing of certain retirement eligible stock option expenses in the first quarter of 2013, while similar expenses in 2012 were lower and were spread between the first and second quarters.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$761,508	$8,927	4.69%	$739,158	$8,931	4.83%
Residential real estate loans	260,329	2,627	4.04	279,480	3,199	4.58
Commercial loans	1,489,004	16,550	4.47	1,468,048	17,775	4.88
Consumer loans	284,177	3,348	4.78	289,230	3,490	4.85

Total loans	2,795,018	31,452	4.51	2,775,916	33,395	4.86
Mortgage-backed securities (4) (6)	785,234	3,729	1.90	826,088	5,718	2.77
Investment securities (4) (5) (6)	55,616	385	2.98	47,276	101	0.96
Other interest-earning assets	31,489	25	0.32	35,290	9	0.10

Total interest-earning assets	3,667,357	35,591	3.89	3,684,570	39,223	4.30

Allowance for loan losses	(44,489)			(53,776)
Cash and due from banks	76,363			68,354
Cash in non-owned ATMs	404,821			361,508
Bank-owned life insurance	62,931			63,458
Other noninterest-earning assets	117,334			127,835

Total assets	$4,284,317			$4,251,949

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$525,002	$120	0.09%	$379,315	$60	0.06%
Money market	781,870	335	0.17	768,666	519	0.27
Savings	396,584	60	0.06	383,294	173	0.18
Customer time deposits	588,571	1,341	0.92	763,802	2,984	1.57

Total interest-bearing customer deposits	2,292,027	1,856	0.33	2,295,077	3,736	0.65
Brokered certificates of deposit	177,746	163	0.37	270,814	279	0.41

Total interest-bearing deposits	2,469,773	2,019	0.33	2,565,891	4,015	0.63
FHLB of Pittsburgh advances	475,685	443	0.37	530,518	1,937	1.44
Trust preferred borrowings	67,011	329	1.96	67,011	375	2.21
Senior Debt	55,000	943	6.86	—	—	—
Other borrowed funds	151,216	277	0.73	136,480	366	1.07

Total interest-bearing liabilities	3,218,685	4,011	0.50	3,299,900	6,693	0.81

Noninterest-bearing demand deposits	610,947			520,044
Other noninterest-bearing liabilities	30,595			33,571
Stockholders’ equity	424,090			398,434

Total liabilities and stockholders’ equity	$4,284,317			$4,251,949

Excess of interest-earning assets over interest-bearing liabilities	$448,672			$384,670

Net interest and dividend income		$31,580			$32,530

Interest rate spread			3.39%			3.49%

Net interest margin			3.46%			3.57%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Average balances and related yield are calculated using the fair value of available-for-sale securities.

The net interest margin for the first quarter of 2013 was 3.46%, an 11 basis point decrease when compared to 3.57% for the first quarter of 2012. The decrease in margin from the first quarter of 2012 was largely due to the combined impact of increased interest expense due to the issuance of $55.0 million of Senior Notes issued in August 2012 to provide liquidity and capital options at the holding company level, and significantly reduced rates on the mortgage-backed securities (“MBS”) portfolio due to the historically low interest rate environment. Partially offsetting these unfavorable variances were lower costs on borrowed funds which improved to 0.73% at March 31, 2013 from 1.07% for the same period in 2012. However, we have undertaken several initiatives aimed at improving our net interest margin, including the deleveraging strategy, the prepayment of higher rate FHLB borrowings and the intentional reduction in higher-cost CDs. These initiatives, combined with the stabilization of investment yields, are expected to continue to positively impact net interest margin in 2013.

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (“SAB 102”). The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. For additional information regarding the allowance for loan losses, see Note 4 to the Consolidated Financial Statements.

The allowance for loan losses of $42.9 million at March 31, 2013 decreased $1.0 million from $43.9 million at December 31, 2012. In addition, the ratio of allowance to loan losses to total gross loans was 1.54% at March 31, 2013, compared to 1.58% at December 31, 2012. These decreases reflect the following items:

•	Overall credit quality statistics continued to improve during the quarter:

•	Net charge-offs were $3.2 million during the first quarter of 2013 compared to $5.5 million in the fourth quarter of 2012.

•	Total problem loans (all criticized, classified, and non-performing loans) improved to 47.9% of Tier 1 Capital plus ALLL, compared to 52.5% at December 31, 2012 and 83.3% at March 31, 2012.

•	Total loan delinquency decreased to 1.40% as of March 31, 2013, compared to 1.62% as of December 31, 2012.

•	Nonperforming assets were essentially flat at $63.0 million as of March 31, 2013 compared to $62.5 million as of December 31, 2012.

As a result of the continued broad improvement in credit quality, the provision for loan losses was $2.2 million in the quarter ending March 31, 2013 compared to $8.2 million in the same time period of the prior year.

The table below represents a summary of the changes in the allowance for loan losses during the periods indicated.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)

Beginning balance	$43,922	$53,080
Provision for loan losses	2,231	8,245

Charge-offs:
Residential real estate	440	324
Commercial real estate	1,697	190
Construction	19	1,506
Commercial	256	2,331
Owner-occupied commercial	1	502
Overdrafts	265	245
Consumer	1,029	984

Total charge-offs	3,707	6,082

Recoveries:
Residential real estate	18	25
Commercial real estate	3	313
Construction	15	28
Commercial	226	53
Owner-occupied commercial	12	6
Overdrafts	126	94
Consumer	102	36

Total recoveries	502	555

Net charge-offs	3,205	5,527

Ending balance	$42,948	$55,798

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.46%	0.80%

(1)	Ratios for the three months ended March 31, 2013 and 2012 are annualized.

Noninterest Income

Noninterest income increased $1.3 million to $18.1 million in the first quarter of 2013 from $16.8 million in the first quarter of 2012. Excluding the impact of net securities gains in both periods and the Cash Connect billing change in the fourth quarter of 2012, noninterest income increased by $1.1 million, or 7%. The Cash Connect billing methodology refers to a change from reporting revenues and expenses netted together, to reporting them separately in the Company’s statement of Operations. Credit/debit card and ATM fees increased by $246,000, or 5%. In addition, investment management and fiduciary revenue increased $697,000, or 23%, over the prior year, and represents continued growth in this business.

Noninterest Expense

Noninterest expense for the first quarter of 2013 increased $1.4 million, or 4%, from the same period of 2012. Included in this increase was the Cash Connect billing change which increased noninterest expenses by $649,000. The remaining increase was due to an increase of $1.7 million in salaries, benefits and other compensation over the first quarter of 2012. This increase resulted from higher incentive costs of $1.0 million related to our improved performance, as well as the timing of certain stock-based awards. In 2012, a portion of these awards occurred in the second quarter, while in 2013 all occurred during the first quarter. Partially offsetting this increase was an improvement of $666,000 in loan workout and OREO costs.

Income Taxes

We and our subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $5.3 million during the three months ended March 31, 2013 compared to an income tax expense of $3.6 million for the same period in 2012. Our effective tax rate was 35.3% for the three months ended March 31, 2013 compared to 35.9% during the same period in 2012.

The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, and BOLI income. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

RECONCILIATION OF NON-GAAP MEASUREMENT TO GAAP

The following table provides a reconciliation of tangible common book value per common share to book value per common share, the most directly comparable GAAP measurement. We believe this measure is important to management and investors to better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets.

	March 31,	December 31,
	2013	2012
	(In Thousands)

Tangible Common Book Value per Common Share
End of period balance sheet data:
Shareholders’ equity	$424,269	$421,054
Goodwill and other intangible assets	(33,134)	(33,320)
Preferred equity, net of discount	(52,509)	(52,474)

Tangible common equity (numerator)	$338,626	$335,260

Common shares outstanding (denominator)	8,793	8,773

Book value per common share	$48.25	$47.99
Goodwill and other intangible assets	(3.77)	(3.80)
Preferred equity, net of discount	(5.97)	(5.98)

Tangible book value per common share	$38.51	$38.21

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The provisions of ASU No. 2013-01 limits the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

RECENT LEGISLATION

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

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the Transaction Account Guarantee program expired. Under this program, prior to its expiration, all funds in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. The expiration of the program did not have a material impact on our Consolidated Financial Statements.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated herein by reference to Note 12 – Legal & Other Proceedings to the Consolidated Financial Statements

Item 1A. Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by us during the three months ended March 31, 2013. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock or exercise of stock options.

2013	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	3,893	$44.47	—	—
February	5,511	48.14	—	—
March	—	—	—	—

Total (1)	9,404	$46.62	—	—

(1)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock or exercise of stock options. There were no treasury shares repurchased during the quarter ended March 31, 2013.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibit 12 – Ratio of Earnings to Fixed Charges and Preferred Dividends

(b)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(e)	Exhibit 101.INS – XBRL Instance Document*

(f)	Exhibit 101.SCH – XBRL Schema Document*

(g)	Exhibit 101.CAL – XBRL Calculation Linkbase Document*

(h)	Exhibit 101.LAB – XBRL Labels Linkbase Document*

(i)	Exhibit 101.PRE – XBRL Presentation Linkbase Document*

(j)	Exhibit 101.DEF – XBRL Definition Linkbase Document*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	May 10, 2013	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Date:	May 10, 2013	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer